Form 10-Q
period 1996-03-31
MGIC INVESTMENT CORP
filed 1996-05-10
CIK 876437

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               __________


       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended MARCH 31, 1996

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________ Commission file number 1-10816

                       MGIC INVESTMENT CORPORATION
         (Exact name of registrant as specified in its charter)

                  WISCONSIN                         39-1486475
       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

           250 E. KILBOURN AVENUE                      53202
            MILWAUKEE, WISCONSIN                    (Zip Code)
  (Address of principal executive offices)

                             (414) 347-6480
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES     X                           NO
                   ----------                         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class of Stock       Par Value        Date        Number of Shares
       --------------       ---------       -------      ----------------
        Common stock          $1.00         3/31/96         58,903,680

                          MGIC INVESTMENT CORPORATION
                               TABLE OF CONTENTS


                                                                    Page No.
                                                                    --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            March 31, 1996 (Unaudited) and December 31, 1995.           3

          Consolidated Statement of Operations for the Three Months
            Ended March 31, 1996 and 1995 (Unaudited).                  4

          Consolidated Statement of Cash Flows for the Three Months
            Ended March 31, 1996 and 1995 (Unaudited).                  5

          Notes to Consolidated Financial Statements (Unaudited).      6-7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8-11


PART II.  OTHER INFORMATION

Item 5.   Other Information                                            12

Item 6.   Exhibits and Reports on Form 8-K                             12

Signatures                                                             13

Index to Exhibits                                                      14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                March 31, 1996 (Unaudited) and December 31, 1995

                                                       March 31,   December 31,
                                                         1996          1995
                                                      ----------   ------------
ASSETS                                                (In thousands of dollars)
- ------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $1,632,536   $1,602,806
    Equity securities                                      3,836        3,836
    Short-term investments                                98,417       80,579
                                                      ----------   ----------
      Total investment portfolio                       1,734,789    1,687,221

Cash                                                       4,391        9,685
Accrued investment income                                 26,320       29,213
Reinsurance recoverable on loss reserves                  33,049       33,856
Reinsurance recoverable on unearned premiums              13,411       15,485
Home office and equipment, net                            37,433       38,782
Deferred insurance policy acquisition costs               36,456       37,956
Other assets                                              20,998       22,521
                                                      ----------   ----------
      Total assets                                    $1,906,847   $1,874,719
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Liabilities:
  Loss reserves                                       $  401,141   $  371,032
  Unearned premiums                                      227,978      251,163
  Long-term debt                                          35,704       35,799
  Income taxes payable                                    31,608       33,686
  Checks payable                                          12,337        9,771
  Other liabilities                                       39,913       51,876
                                                      ----------   ----------
      Total liabilities                                  748,681      753,327
                                                      ----------   ----------
Contingencies (note 2)

Shareholders' equity:
  Common stock, $1 par value, shares authorized
    150,000,000; shares issued 60,555,400;
    shares outstanding, 3/31/96 - 58,903,680;
    1995 - 58,629,420                                     60,555       60,555
  Paid-in surplus                                        266,987      259,430
  Treasury stock (shares at cost, 3/31/96 - 1,651,720;
    1995 - 1,925,980)                                     (7,009)      (8,172)
  Unrealized appreciation in investments, net of tax      26,685       54,737
  Retained earnings                                      810,948      754,842
                                                      ----------   ----------
      Total shareholders' equity                       1,158,166    1,121,392
                                                      ----------   ----------
      Total liabilities and shareholders' equity      $1,906,847   $1,874,719
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
                                                   (In thousands of dollars,
                                                    except per share data)
Revenues:
  Premiums written:
    Direct                                           $125,011   $ 99,864
    Assumed                                             1,661      1,903
    Ceded                                              (3,144)    (3,853)
                                                     --------   --------
  Net premiums written                                123,528     97,914
  Decrease in unearned premiums                        21,112     16,501
                                                     --------   --------
  Net premiums earned                                 144,640    114,415
  Investment income, net of expenses                   24,261     20,295
  Realized investment gains (losses), net                 339        (47)
  Other revenue                                         5,397      5,500
                                                     --------   --------
    Total revenues                                    174,637    140,163
                                                     --------   --------
Losses and expenses:
  Losses incurred, net                                 56,837     43,338
  Underwriting and other expenses                      35,704     34,317
  Interest expense on long-term debt                      947        946
  Ceding commission                                      (841)    (1,067)
                                                     --------   --------
    Total losses and expenses                          92,647     77,534
                                                     --------   --------
Income before tax                                      81,990     62,629

Provision for income tax                               23,530     17,411
                                                     --------   --------
Net income                                           $ 58,460   $ 45,218
                                                     ========   ========
Net income per share                                 $   0.98   $   0.76
                                                     ========   ========
Weighted average common shares
  outstanding (shares in thousands)                    59,408     59,119
                                                     ========   ========

Dividends per share                                  $   0.04   $   0.04
                                                     ========   ========


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     ----------------------
                                                        1996        1995
                                                     ----------   ---------
                                                    (In thousands of dollars)
Cash flows from operating activities:
  Net income                                          $  58,460    $ 45,218
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                 7,893      10,035
      Increase in deferred insurance policy
        acquisition costs                                (6,393)     (8,537)
      Depreciation and amortization                       2,142         914
      Decrease in accrued investment income               2,893       4,584
      Decrease (increase) in reinsurance recoverable
        on loss reserves                                    807        (236)
      Decrease in reinsurance recoverable on unearned
        premiums                                          2,074       2,265
      Increase in loss reserves                          30,109      22,804
      Decrease in unearned premiums                     (23,185)    (18,768)
      Other                                               5,118      10,565
                                                      ---------   ---------
Net cash provided by operating activities                79,918      68,844
                                                      ---------   ---------
Cash flows from investing activities:
  Purchase of fixed maturities:
    Available-for-sale securities                      (104,609)    (28,439)
    Held-to-maturity securities                               -     (22,929)
  Proceeds from sale or maturity of fixed maturities:
    Available-for-sale securities                        30,964      10,078
    Held-to-maturity securities                               -       8,687
                                                       --------    --------
Net cash used in investing activities                   (73,645)    (32,603)
                                                       --------    --------
Cash flows from financing activities:
  Dividends paid to shareholders                         (2,354)     (2,337)
  Principal repayments on long-term debt                    (95)        (97)
  Reissuance of treasury stock                            8,720       1,240
                                                       --------    --------
Net cash provided by (used in) financing activities       6,271      (1,194)
                                                       --------    --------
Net increase in cash and short-term investments          12,544      35,047
Cash and short-term investments at beginning of year     90,264     167,289
                                                       --------    --------
Cash and short-term investments at end of period       $102,808    $202,336
                                                       ========    ========


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the "Company") and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for that year.

    The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

NOTE 2 - CONTINGENCIES

    The Internal Revenue Service ("IRS") is presently examining the Company's income tax returns for 1991 and 1992. The Company has received proposed tax assessments relating to 1989 and 1990. Management does not agree with all of the findings of the IRS and has appealed the proposed tax assessments.

    In examinations through 1988, the IRS had proposed to delay the deduction for loss reserves on mortgage loans in default until the lender takes title to the mortgaged property. In August 1992, this issue was decided in favor of another private mortgage insurer by the Court of Appeals for the federal circuit applicable to the Company. However, the IRS has continued to pursue this position with other private mortgage insurers in other circuits.

    Management believes that adequate provision has been made in the financial statements for any amounts which may become due with respect to the open years.

    The Company is also involved in litigation in the normal course of business. In the opinion of management, the ultimate disposition of the pending litigation will not have a material adverse effect on the financial position of the Company.

    In addition to the litigation referred to above, Mortgage Guaranty Insurance Corporation ("MGIC") is a defendant in two lawsuits commenced by borrowers challenging the necessity of maintaining mortgage insurance in certain circumstances, primarily when the loan-to-value ratio is below 80%. Most of the claims purport to be brought on behalf of classes of borrowers. Although the facts and legal theories asserted differ in these cases, both of them appear to be based to some degree upon guidelines issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association to their respective mortgage servicers under which the mortgage servicers may be required in certain circumstances to cancel borrower-purchased insurance upon the borrower's request if a specified loan-to-value ratio is achieved. The plaintiffs allege that MGIC has a common law duty to inform a borrower that the insurance may be cancelled in these circumstances. The relief sought in these cases is equitable relief as well as the return of premiums paid after the specified loan-to-value ratio was achieved. The Company believes that MGIC has a meritorious defense to these actions in that, in the absence of a specific statute (no statutory duty other than under a general consumer fraud statute is alleged in these cases), there appears to be no legal authority requiring a mortgage insurer to inform a borrower that insurance may be cancelled. Similar cases are pending against other mortgage insurers, mortgage lenders and mortgage loan servicers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF CONSOLIDATED OPERATIONS

   THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995

    Net income for the three months ended March 31, 1996 was $58.5 million, compared to $45.2 million for the same period of 1995, an increase of 29%. Net income per share for the three months ended March 31, 1996 was $0.98 compared to $0.76 in the same period last year, an increase of 29%.

    The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended March 31, 1996 was $7.5 billion, compared to $6.1 billion in the same period of 1995. Refinancing activity accounted for 29.0% of new primary insurance written in the first quarter of 1996, compared to 7.2% in the first quarter of 1995.

    New insurance written for 1996 reflected an increase in the usage of the monthly premium product to 88.4% of new insurance written from 76.5% of new insurance written in the first quarter of 1995. New insurance written for adjustable-rate mortgages ("ARMS") decreased to 17.2% of new insurance written in the first quarter of 1996 from 53.2% of new insurance written in the same period of 1995. Also, mortgages with loan-to-value ("LTV") ratios in excess of 90% but not more than 95% ("95%") decreased to 36.6% of new insurance written in 1996 from 42.5% of new insurance written in the same period of 1995.

    Principally as a result of changes in the coverage requirements by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC"), new insurance written for mortgages with LTV ratios in excess of 80% but not more than 90% and coverage of 25% was 41.0% of new insurance written in the first quarter of 1996 compared to 19.6% in the first quarter of 1995. New insurance written for mortgages with LTV ratios of 95% and coverage of 30% was 34.1% of new insurance written in the first quarter of 1996 compared to 17.8% in the first quarter of 1995.

    The $7.5 billion of new primary insurance written during the first quarter of 1996 was partially offset by the cancellation of $5.6 billion of insurance in force, and resulted in a net increase of $1.9 billion in primary insurance in force, compared to new primary insurance written of $6.1 billion, the cancellation of $2.5 billion, and a net increase of $3.6 billion
during the first quarter of 1995.   Direct  primary  insurance  in force  was
$122.2 billion at March 31, 1996 compared to $108.0 billion at March 31,
1995.

    Cancellation activity increased in the first quarter of 1996 from the first quarter of 1995 due to the increased refinancing activity which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 83.8% at March 31, 1996 from 85.4% at March 31, 1995.

    Net premiums written were $123.5 million during the first quarter of 1996, compared to $97.9 million during the first quarter of 1995, an increase of $25.6 million or 26%. The increase was primarily a result of the growth in insurance in force.

    Net premiums earned were $144.6 million for the first quarter of 1996, compared to $114.4 million for the first quarter of 1995, an increase of $30.2 million, or 26%, primarily reflecting the growth of insurance in force.

    Investment income for 1996 was $24.3 million, an increase of 20% over the $20.3 million in the first quarter of 1995. This increase was primarily the result of an increase in the amortized cost of average invested assets to $1,648.4 million for the first quarter of 1996 from $1,362.4 million for the first quarter of 1995, an increase of 21%. The portfolio's average pre-tax investment yield was 5.9% for the first quarter of 1996 compared to 6.0% in the first quarter of 1995. The portfolio's average after-tax investment yield was 5.1% for 1996 compared to 5.3% for the first quarter of 1995.

    Other revenue, primarily contracts with government agencies for premium reconciliation and claim administration, and fee-based services for underwriting, was $5.4 million in the first quarter of 1996, compared to $5.5 million in the first quarter of 1995. Fees from contracts with government agencies decreased $1.0 million, offset by an increase in underwriting services of $0.8 million.

    Ceding commission for 1996 was $0.8 million, compared to $1.1 million for the first quarter of 1995, a decrease of 27%. The decrease was primarily attributable to reductions in premiums ceded under quota share reinsurance agreements.

     Net losses incurred increased to $56.8 million during the first quarter of 1996 from $43.3 million during the first quarter of 1995, an increase of 31%. Such increase was primarily a result of higher reserve levels necessitated by increased notice of default activity on loans insured in late 1994 and the first half of 1995 which had a higher risk profile than the insurance in force as a whole, the continued growth and maturation of the insurance in force and higher coverages for business written during 1995. The Company expects that, in general, incurred losses will continue to rise as a result of increased delinquency activity primarily related to the continued growth and maturing of its insurance in force as well as anticipated higher severity resulting from higher coverages for business written beginning in 1995. At March 31, 1996, 51% of MGIC's insurance in force was written during the preceding nine quarters, compared to 65% at March 31, 1995. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans. A substantial portion of the insurance written in 1992 and 1993 represented insurance on the refinance of mortgage loans originated in earlier years. (See Safe Harbor Statement at the end of this document.)

    Underwriting and other expenses increased 4% to $35.7 million in the first quarter of 1996 from $34.3 million in the first quarter of 1995. This increase was primarily due to an increase in expenses associated with the mortgage services operations and an increase in premium tax.

    The consolidated insurance operations loss ratio was 39.3% for the first quarter of 1996 compared to 37.9% for the first quarter of 1995. The consolidated insurance operations expense and combined ratios were 25.5% and 64.8%, respectively, for the first quarter of 1996 compared to 31.1% and 69.0% for the first quarter of 1995.

    The effective tax rate was 28.7% in the first quarter of 1996, compared to 27.8% in the first quarter of 1995. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1996 resulted from a lower percentage of total income before tax generated from tax-preferenced investments in 1996.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities for the three months ended March 31, 1996, as shown on the Consolidated Statement of Cash Flows. Funds are applied
primarily to the payment of claims and expenses.   The Company's business
does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. In January 1997, the Company is obligated to repay long-term debt of $35.4 million, which is secured by the home office and substantially all of the furniture and fixtures of the Company.

    Consolidated total investments were $1,734.8 million at March 31, 1996, compared to $1,687.2 million at December 31, 1995, an increase of 3%. Included in the change in investments was a decrease of $43.1 million in unrealized gains. The investment portfolio includes unrealized gains on securities marked to market at March 31, 1996 and December 31, 1995 of $41.1 million and $84.2 million, respectively. As of March 31, 1996, the Company had $98.4 million of short-term investments with maturities of 90 days or less. In addition, at March 31, 1996, based on amortized cost, the Company's total investments, which were virtually all comprised of fixed maturities, were approximately 98% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

    Consolidated loss reserves increased 8% to $401.1 million at March 31, 1996 from $371.0 million at December 31, 1995, reflecting the higher level of defaults for the reasons described above. Reinsurance recoverable on loss reserves decreased to $33.0 million at March 31, 1996 from $33.9 million at December 31, 1995. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

    Consolidated unearned premiums decreased $23.2 million from $251.2 million at December 31, 1995 to $228.0 million at March 31, 1996, reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $2.1 million to $13.4 million at March 31, 1996 from $15.5 million at December 31, 1995, primarily reflecting the reduction in unearned premiums.

    Consolidated shareholder's equity increased to $1,158.2 million at March 31, 1996, from $1,121.4 million at December 31, 1995, an increase of 3%. This increase consisted of $58.5 million of net income during the first three months of 1996 and $8.7 million from the reissuance of treasury stock, offset by a decrease in net unrealized gains on investments of $28.0 million, net of tax, and dividends declared of $2.4 million.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital was 18.7:1 at March 31, 1996 compared to 19.1:1 at December 31, 1995. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the additional risk in force of $0.6 billion resulting from the $1.7 billion addition to insurance in force, net of reinsurance, during the first three months of 1996.

    The Company's combined insurance risk-to-capital ratio was 19.3:1 at March 31, 1996, compared to 19.9:1 at December 31, 1995. The decrease was due to the same reasons as described above.

Safe Harbor Statement

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995, which applies as follows to all statements relating to incurred losses, delinquency activity and claims frequency in this Form 10-Q that are not historical facts:

    Such statements that are not historical facts are forward looking statements. Actual future incurred losses, increased delinquency activity and claims frequency may differ materially from those expected or projected in the forward looking statements. These forward looking statements involve risks and uncertainties that the incidence and severity of losses, delinquencies and claims may increase beyond expectations or projections for various reasons, including but not limited to, the following: a reduction in the growth of borrower income, a reduced level of borrower creditworthiness, and increased unemployment; higher interest rates and adverse economic conditions; and a reduced level of housing price appreciation and a reduced ability of homeowners to sell homes to satisfy their mortgage obligations.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

    For a discussion of certain litigation brought by borrowers challenging the necessity of maintaining mortgage insurance in certain circumstances, see the last paragraph of Note 2 to the Consolidated Financial Statements (Unaudited) of the Company contained in Part I above.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

    (b)  Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 9, 1996.



                                  MGIC INVESTMENT CORPORATION



                                  /s/ J. Michael Lauer
                                  ------------------------------
                                  J. Michael Lauer
                                  Executive Vice President and
                                  Chief Financial Officer



                                  /s/ Patrick Sinks
                                  ------------------------------
                                  Patrick Sinks
                                  Vice President, Controller and
                                  Chief Accounting Officer

                               INDEX TO EXHIBITS
                                   (Item 6)

Exhibit
Number           Description of Exhibit
- -------          ----------------------

11.1             Statement Re Computation of Net Income
                 Per Share

27               Financial Data Schedule