Form 10-Q
period 1996-06-30
MGIC INVESTMENT CORP
filed 1996-08-09
CIK 876437

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 _________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1996
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to __________ Commission file number 1-10816
                        MGIC INVESTMENT CORPORATION
          (Exact name of registrant as specified in its charter)

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

       YES     X                           NO
           ---------                          ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       CLASS OF STOCK       PAR VALUE        DATE        NUMBER OF SHARES
       --------------       ---------       -------      ----------------
        Common stock          $1.00         6/30/96         58,903,459

                         MGIC INVESTMENT CORPORATION
                              TABLE OF CONTENTS


                                                                  Page No.
                                                                  --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            June 30, 1996 (Unaudited) and December 31, 1995           3

          Consolidated Statement of Operations for the Three and Six
            Month Periods Ended June 30, 1996 and 1995 (Unaudited)    4

          Consolidated Statement of Cash Flows for the Six Months
            Ended June 30, 1996 and 1995 (Unaudited)                  5

          Notes to Consolidated Financial Statements (Unaudited)     6-7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8-13


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders        14

Item 5.   Other Information                                          15

Item 6.   Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                           16

INDEX TO EXHIBITS                                                    17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
              June 30, 1996 (Unaudited) and December 31, 1995

                                                       June 30,    December 31,
                                                         1996          1995
                                                       --------    ------------
ASSETS                                                (In thousands of dollars)
- ------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $1,704,550   $1,602,806
    Equity securities                                      3,836        3,836
    Short-term investments                                81,327       80,579
                                                      ----------   ----------
      Total investment portfolio                       1,789,713    1,687,221

Cash                                                       5,424        9,685
Accrued investment income                                 31,319       29,213
Reinsurance recoverable on loss reserves                  31,099       33,856
Reinsurance recoverable on unearned premiums              12,110       15,485
Home office and equipment, net                            36,681       38,782
Deferred insurance policy acquisition costs               34,956       37,956
Other assets                                              21,431       22,521
                                                      ----------   ----------
      Total assets                                    $1,962,733   $1,874,719
                                                      ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Liabilities:
  Loss reserves                                       $  426,539   $  371,032
  Unearned premiums                                      217,534      251,163
  Mortgages payable                                       35,606       35,799
  Income taxes payable                                    15,857       33,686
  Checks payable                                          12,455        9,771
  Other liabilities                                       44,735       51,876
                                                      ----------   ----------
      Total liabilities                                  752,726      753,327
                                                      ----------   ----------
Contingencies (note 2)

Shareholders' equity:
  Common stock, $1 par value, shares authorized
    150,000,000; shares issued 60,555,400;
    shares outstanding, 6/30/96 - 58,903,459;
    1995 - 58,629,420                                     60,555       60,555
  Paid-in surplus                                        266,983      259,430
  Treasury stock (shares at cost, 6/30/96 - 1,651,941;
    1995 - 1,925,980)                                     (7,010)      (8,172)
  Unrealized appreciation in investments, net of tax      18,236       54,737
  Retained earnings                                      871,243      754,842
                                                      ----------   ----------
      Total shareholders' equity                       1,210,007    1,121,392
                                                      ----------   ----------
      Total liabilities and shareholders' equity      $1,962,733   $1,874,719
                                                      ==========   ==========
See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
           Three and Six Month Periods Ended June 30, 1996 and 1995
                                 (Unaudited)

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                -------------------   -------------------
                                  1996       1995       1996       1995
                                --------   --------   --------   --------
                             (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                      $143,648   $121,314   $268,659   $221,178
    Assumed                        1,601      2,133      3,262      4,036
    Ceded                         (3,665)    (5,304)    (6,809)    (9,157)
                                --------   --------   --------   --------
  Net premiums written           141,584    118,143    265,112    216,057
  Decrease in unearned premiums    9,143      4,215     30,255     20,716
                                --------   --------   --------   --------
  Net premiums earned            150,727    122,358    295,367    236,773
  Investment income, net of
    expenses                      25,191     21,205     49,452     41,500
  Realized investment gains
    (losses), net                     74          4        413        (43)
  Other revenue                    6,279      5,032     11,676     10,532
                                --------   --------   --------   --------
    Total revenues               182,271    148,599    356,908    288,762
                                --------   --------   --------   --------
Losses and expenses:
  Losses incurred, net            56,889     44,009    113,726     87,347
  Underwriting and other
    expenses                      37,626     35,105     73,330     69,422
  Interest expense                   944        953      1,891      1,899
  Ceding commission               (1,301)    (1,406)    (2,142)    (2,473)
                                --------   --------   --------   --------
    Total losses and expenses     94,158     78,661    186,805    156,195
                                --------   --------   --------   --------
Income before tax                 88,113     69,938    170,103    132,567

Provision for income tax          25,463     19,993     48,993     37,404
                                --------   --------   --------   --------
Net income                      $ 62,650   $ 49,945   $121,110   $ 95,163
                                ========   ========   ========   ========
Net income per share            $   1.05   $   0.84   $   2.04   $   1.61
                                ========   ========   ========   ========
Weighted average common
  shares outstanding (shares
  in thousands)                   59,466     59,249     59,450     59,188
                                ========   ========   ========   ========

Dividends per share             $   0.04   $   0.04   $   0.08   $   0.08
                                ========   ========   ========   ========



See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   Six Months Ended June 30, 1996 and 1995
                                (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                      --------------------
                                                        1996        1995
                                                      --------    --------
                                                    (In thousands of dollars)
Cash flows from operating activities:
  Net income                                          $121,110    $ 95,163
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                               16,763      19,580
      Increase in deferred insurance policy
        acquisition costs                              (13,763)    (16,601)
      Depreciation and amortization                      4,522       4,175
      Increase in accrued investment income             (2,106)     (3,185)
      Decrease in reinsurance recoverable
        on loss reserves                                 2,757         467
      Decrease in reinsurance recoverable on unearned
        premiums                                         3,375       3,086
      Increase in loss reserves                         55,507      44,609
      Decrease in unearned premiums                    (33,629)    (23,803)
      Other                                             (2,316)     (4,535)
                                                      --------    --------
Net cash provided by operating activities              152,220     118,956
                                                      --------    --------
Cash flows from investing activities:
  Purchase of fixed maturities:
    Available-for-sale securities                     (387,210)   (246,529)
    Held-to-maturity securities                              -     (26,987)
  Proceeds from sale or maturity of fixed maturities:
    Available-for-sale securities                      227,664      70,048
    Held-to-maturity securities                              -      11,007
                                                      --------    --------
Net cash used in investing activities                 (159,546)   (192,461)
                                                      --------    --------
Cash flows from financing activities:
  Dividends paid to shareholders                        (4,709)     (4,680)
  Principal repayments on long-term debt                  (193)       (185)
  Reissuance of treasury stock                           8,715       4,228
                                                      --------    --------
Net cash provided by (used in) financing activities      3,813        (637)
                                                      --------    --------
Net decrease in cash and short-term investments         (3,513)    (74,142)
Cash and short-term investments at beginning of year    90,264     167,289
                                                      --------    --------
Cash and short-term investments at end of period      $ 86,751    $ 93,147
                                                      ========    ========


See accompanying notes to consolidated financial statements.

                MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)


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

    The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending
December 31, 1996.

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

    In addition to the litigation referred to above, Mortgage Guaranty Insurance Corporation ("MGIC") is a defendant in a lawsuit commenced by a borrower challenging the necessity of maintaining mortgage insurance in certain circumstances, primarily when the loan-to-value ratio is below 80%. The lawsuit purports to be brought on behalf of a class of borrowers. This case appears to be based to some degree upon guidelines issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association to their respective mortgage servicers under which the mortgage servicers may be required in certain circumstances to cancel borrower-purchased insurance upon the borrower's request if a specified loan-to-value ratio is achieved. The plaintiff alleges that MGIC has a common law duty to inform a borrower that the insurance may be cancelled in these circumstances. The relief sought is equitable relief as well as the return of premiums paid after the specified loan-to-value ratio was achieved. The Company believes that MGIC has a meritorious defense to this action in that, in the absence of a specific statute (no statutory duty other than under a general consumer fraud statute is alleged), there appears to be no legal authority requiring a mortgage insurer to inform a borrower that insurance may be cancelled. Similar cases are pending against other mortgage insurers, mortgage lenders and mortgage loan servicers.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

   Three Months Ended June 30, 1996 Compared With Three Months Ended
   June 30, 1995

     Net income for the three months ended June 30, 1996 was $62.7 million, compared to $49.9 million for the same period of 1995, an increase of 26%. Net income per share for the three months ended June 30, 1996 was $1.05 compared to $0.84 in the same period last year, an increase of 25%.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended June 30, 1996 was $8.9 billion, compared to $7.0 billion in the same period of 1995. Refinancing activity accounted for 19% of new primary insurance written in the second quarter of 1996, compared to 6% in the second quarter of 1995.

     New insurance written for the second quarter of 1996 reflected an increase in the usage of the monthly premium product to 90% of new insurance written from 83% of new insurance written in the second quarter of 1995. New insurance written for adjustable-rate mortgages ("ARMS") decreased to 23% of new insurance written in the second quarter of 1996 from 36% of new insurance written in the same period of 1995. Also, mortgages with loan-to-value ("LTV") ratios in excess of 90% but not more than 95% ("95%") decreased to 41% of new insurance written in the second quarter of 1996 from 44% of new insurance written in the same period of 1995.

     The $8.9 billion of new primary insurance written during the second quarter of 1996 was partially offset by the cancellation of $6.1 billion of insurance in force, and resulted in a net increase of $2.8 billion in primary insurance in force, compared to new primary insurance written of $7.0 billion, the cancellation of $2.9 billion, and a net increase of $4.1 billion
during the second quarter of 1995.   Direct  primary  insurance  in force
was $125.0 billion at June 30, 1996 compared to $112.1 billion at June 30, 1995.

     Cancellation activity increased in the second quarter of 1996 from the second quarter of 1995 due to the increased refinancing activity which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 81.5% at June 30, 1996 from 87.4% at June 30, 1995.

     Net premiums written were $141.6 million during the second quarter of 1996, compared to $118.1 million during the second quarter of 1995, an increase of $23.5 million or 20%. The increase was primarily a result of the growth in insurance in force.

     Net premiums earned were $150.7 million for the second quarter of 1996, compared to $122.4 million for the second quarter of 1995, an increase of $28.3 million, or 23%, primarily reflecting the growth of insurance in force.

     Investment income for the second quarter of 1996 was $25.2 million, an increase of 19% over the $21.2 million in the second quarter of 1995. This increase was primarily the result of an increase in the amortized cost of average invested assets to $1,727.7 million for the second quarter of 1996 from $1,419.5 million for the second quarter of 1995, an increase of 22%. The portfolio's average pre-tax investment yield was 5.8% for the second quarter of 1996 compared to 6.0% in the same period of 1995. The portfolio's average after-tax investment yield was 5.1% for the second quarter of 1996 compared to 5.3% for the second quarter of 1995.

     Other revenue, primarily fee-based services for underwriting and contracts with government agencies for premium reconciliation and claim administration, was $6.3 million in the second quarter of 1996, compared to $5.0 million in the same period of 1995. Fees from underwriting services increased $1.8 million, offset by a decrease in fees from contracts with government agencies of $0.6 million.

     Net losses incurred increased to $56.9 million during the second quarter of 1996 from $44.0 million during the second quarter of 1995, an increase of 29%. Such increase was primarily a result of higher reserve levels necessitated by increased notice of default activity on loans insured in late 1994 and the first half of 1995, the continued growth and maturation of the insurance in force and higher coverages for business written during 1995 and 1996. The increase was partially offset by a redundancy in prior year loss reserves resulting from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1995. The Company expects that, in general, incurred losses will continue to rise as a result of increased delinquency activity primarily related to the higher risk profile of loans insured in late 1994 and the first half of 1995, and the continued growth and maturing of its insurance in force as well as anticipated higher severity resulting from higher coverages for business written beginning in 1995. At June 30, 1996, 55% of MGIC's insurance in force was written during the preceding ten quarters, compared to 67% at June 30, 1995. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans. A substantial portion of the insurance written in 1992 and 1993 represented insurance on the refinance of mortgage loans originated in earlier years. (See Safe Harbor Statement at the end of this document.)

     Underwriting and other expenses increased 7% to $37.6 million in the second quarter of 1996 from $35.1 million in the second quarter of 1995. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax.

     The consolidated insurance operations loss ratio was 37.7% for the second quarter of 1996 compared to 36.0% for the second quarter of 1995. The consolidated insurance operations expense and combined ratios were 22.7% and 60.4%, respectively, for the second quarter of 1996 compared to 25.7% and 61.7% for the second quarter of 1995.

     The effective tax rate was 28.9% in the second quarter of 1996, compared to 28.6% in the second quarter of 1995. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

   Six Months Ended June 30, 1996 Compared With Six Months Ended
   June 30, 1995

     Net income for the six months ended June 30, 1996 was $121.1 million, compared to $95.2 million for the same period of 1995, an increase of 27%. Net income per share for the six months ended June 30, 1996 was $2.04 compared to $1.61 in the same period last year, an increase of 27%.

     The amount of new primary insurance written by MGIC during the six months ended June 30, 1996 was $16.5 billion, compared to $13.1 billion in the same period of 1995. Refinancing activity accounted for 24% of new primary insurance written in the first half of 1996, compared to 7% in the first half of 1995.

     New insurance written for 1996 reflected an increase in the usage of the monthly premium product to 89% of new insurance written from 80% of new insurance written in the first half of 1995. New insurance written for ARMS decreased to 20% of new insurance written in the first half of 1996 from 44% of new insurance written in the same period of 1995. Also, mortgages with LTV ratios of 95% decreased to 39% of new insurance written in the first six months of 1996 from 44% of new insurance written in the same period of 1995.

     Principally as a result of changes in the coverage requirements by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, new insurance written for mortgages with LTV ratios in excess of 80% but not more than 90% and coverage of 25% was 40% of new insurance written in the first half of 1996 compared to 27% in the first half of 1995. New insurance written for mortgages with LTV ratios of 95% and coverage of 30% was 36% of new insurance written in the first half of 1996 compared to 28% in the first half of 1995.

     The $16.5 billion of new primary insurance written during the first half of 1996 was partially offset by the cancellation of $11.8 billion of insurance in force, and resulted in a net increase of $4.7 billion in primary insurance in force, compared to new primary insurance written of $13.1 billion, the cancellation of $5.4 billion, and a net increase of $7.7 billion
during the first half of 1995.   Direct  primary  insurance  in force  was
$125.0 billion at June 30, 1996 compared to $112.1 billion at June 30, 1995.

     Cancellation activity increased in the first six months of 1996 from the first half of 1995 due to the increased refinancing activity which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 81.5% at June 30, 1996 from 87.4% at June 30, 1995.

     Net premiums written were $265.1 million during the first half of 1996, compared to $216.1 million during the first half of 1995, an increase of $49.0 million or 23%. The increase was primarily a result of the growth in insurance in force and the increase in coverage requirements discussed above.

     Net premiums earned were $295.4 million for the first six months of 1996, compared to $236.8 million for the first six months of 1995, an increase of $58.6 million, or 25%, primarily reflecting the growth of insurance in force and the increase in coverage requirements discussed above.

     Investment income for 1996 was $49.5 million, an increase of 19% over the $41.5 million in the first six months of 1995. This increase was primarily the result of an increase in the amortized cost of average invested assets to $1,682.3 million for the first half of 1996 from $1,387.4 million for the first half of 1995, an increase of 21%. The portfolio's average pre-tax investment yield was 5.9% for the first six months of 1996 compared to 6.0% in the first six months of 1995. The portfolio's average after-tax investment yield was 5.1% for 1996 compared to 5.3% for the first half of 1995.

     Other revenue, primarily contracts with government agencies for premium reconciliation and claim administration, and fee-based services for underwriting, was $11.7 million in the first half of 1996, compared to $10.5 million in the first half of 1995. Fees from underwriting services increased $2.6 million, offset by a decrease in fees from contracts with government agencies of $1.7 million.

     Ceding commission for 1996 was $2.1 million, compared to $2.5 million for the first half of 1995, a decrease of 16%. The decrease was primarily attributable to reductions in premiums ceded under quota share reinsurance agreements.

     Net losses incurred increased to $113.7 million during the first six months of 1996 from $87.3 million during the first six months of 1995, an increase of 30%. Such increase was primarily a result of higher reserve levels necessitated by increased notice of default activity on loans insured in late 1994 and the first half of 1995, the continued growth and maturation of the insurance in force and higher coverages for business written during 1995 and 1996. The increase was partially offset by a redundancy in prior year loss reserves resulting from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1995. The Company expects that, in general, incurred losses will continue to rise as a result of increased delinquency activity primarily related to the higher risk profile on loans insured in late 1994 and the first half of 1995, and the continued growth and maturing of its insurance in force as well as anticipated higher severity resulting from higher coverages for business written beginning in 1995. At June 30, 1996, 55% of MGIC's insurance in force was written during the preceding ten quarters, compared to 67% at June 30, 1995. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans. A substantial portion of the insurance written in 1992 and 1993 represented insurance on the refinance of mortgage loans originated in earlier years. (See Safe Harbor Statement at the end of this document.)

     Underwriting and other expenses increased 6% to $73.3 million in the first half of 1996 from $69.4 million in the first half of 1995. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax.

     The consolidated insurance operations loss ratio was 38.5% for the first half of 1996 compared to 36.9% for the first half of 1995. The consolidated insurance operations expense and combined ratios were 24.0% and 62.5%, respectively, for the first half of 1996 compared to 28.2% and 65.1% for the first half of 1995.

     The effective tax rate was 28.8% in the first half of 1996, compared to 28.2% in the first half of 1995. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1996 resulted from a lower percentage of total income before tax generated from tax-preferenced investments in 1996.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities for the six months ended June 30, 1996, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the
payment of claims and expenses.   The Company's business does not require
significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. In January 1997, the Company is obligated to repay mortgages payable of $35.4 million, which are secured by the home office and substantially all of the furniture and fixtures of the Company.

     Consolidated total investments were $1,789.7 million at June 30, 1996, compared to $1,687.2 million at December 31, 1995, an increase of 6%. Included in the change in investments was a decrease of $56.1 million in unrealized gains. The investment portfolio includes unrealized gains on securities marked to market at June 30, 1996 and December 31, 1995 of $28.1 million and $84.2 million, respectively. As of June 30, 1996, the Company had $81.3 million of short-term investments with maturities of 90 days or less. In addition, at June 30, 1996, based on amortized cost, the Company's total investments, which were virtually all comprised of fixed maturities, were approximately 98% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     Consolidated loss reserves increased 15% to $426.5 million at June 30, 1996 from $371.0 million at December 31, 1995, reflecting the higher level of defaults for the reasons described above. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $33.7 million from $251.2 million at December 31, 1995 to $217.5 million at June 30, 1996, reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $3.4 million to $12.1 million at June 30, 1996 from $15.5 million at December 31, 1995, primarily reflecting the reduction in unearned premiums.

     Consolidated shareholder's equity increased to $1,210.0 million at June 30, 1996, from $1,121.4 million at December 31, 1995, an increase of 8%. This increase consisted of $121.1 million of net income during the first six months of 1996 and $8.7 million from the reissuance of treasury stock, offset by a decrease in net unrealized gains on investments of $36.5 million, net of tax, and dividends declared of $4.7 million.

     MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital was 18.2:1 at June 30, 1996 compared to 19.1:1 at December 31, 1995. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the additional risk in force of $1.5 billion resulting from the $4.2 billion addition to insurance in force, net of reinsurance, during the first six months of 1996.

     The Company's combined insurance risk-to-capital ratio was 18.9:1 at June 30, 1996, compared to 19.9:1 at December 31, 1995. The decrease was due to the same reasons as described above.

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

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) The Annual Meeting of Shareholders of the Company was held on May 2, 1996.

           (b) At the Annual Meeting, the following Directors were elected to Class II of the Board of Directors, for a term expiring at the annual meeting of shareholders to be held in 1999 or until a successor is duly elected and qualified:

                Mary K. Bush, David S. Engelman, Kenneth M. Jastrow, II, and William H. Lacy

                Directors with continuing terms of office are:

                Class I
                (term expiring 1998):    James A. Abbott
                                         James D. Ericson
                                         Sheldon B. Lubar
                                         Edward J. Zore
                Class III
                (term expiring 1997):    Karl E. Case
                                         Leslie M. Muma
                                         Wayne J. Roper
                                         Peter J. Wallison

           (c) Matters voted upon at the Annual Meeting and the number of shares voted for, or against or withheld, or abstaining from voting, are as follows:

                (1)  Election of four Directors for a term expiring in 1999.

                                                   FOR         WITHHELD
                                                  -----        --------
                     Mary K. Bush               53,550,093     115,540
                     David S. Engelman          53,556,515     109,118
                     Kenneth M. Jastrow, II     53,549,843     115,790
                     William H. Lacy            53,556,500     109,133

                (2) Ratification of the appointment of Price Waterhouse LLP as independent public accountants for the Company for 1996.

                     For:                       53,623,315
                     Against:                       22,263
                     Abstaining from Voting:        20,055

       There were no "broker non-votes" applicable to any of these matters described above.

       (d)  Not applicable

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

          (b)  Reports on Form 8-K

               No reports were filed on Form 8-K during the quarter ended June 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 8, 1996.



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