Form 10-Q
period 1996-09-30
MGIC INVESTMENT CORP
filed 1996-11-13
CIK 876437

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  ___________

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended SEPTEMBER 30, 1996
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to _________
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

        YES     X                          NO
            ----------                        ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK     PAR VALUE      DATE      NUMBER OF SHARES
--------------     ---------     -------    ----------------
Common stock       $1.00         9/30/96       58,947,927

                         MGIC INVESTMENT CORPORATION
                              TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            September 30, 1996 (Unaudited) and December 31, 1995         3

          Consolidated Statement of Operations for the Three and Nine
            Month Periods Ended September 30, 1996 and  1995 (Unaudited) 4

          Consolidated Statement of Cash Flows for the Nine Months
            Ended September 30, 1996 and 1995 (Unaudited)                5

          Notes to Consolidated Financial Statements (Unaudited)        6-7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8-14


PART II.  OTHER INFORMATION

Item 5.   Other Information                                             15

Item 6.   Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                              16

INDEX TO EXHIBITS                                                       17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
             September 30, 1996 (Unaudited) and December 31, 1995

                                                    September 30, December 31,
                                                         1996         1995
                                                    ------------- ------------
ASSETS                                              (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $1,813,866   $1,602,806
    Equity securities                                      3,836        3,836
    Short-term investments                               117,033       80,579
                                                      ----------   ----------
      Total investment portfolio                       1,934,735    1,687,221

Cash                                                       7,949        9,685
Accrued investment income                                 26,921       29,213
Reinsurance recoverable on loss reserves                  29,482       33,856
Reinsurance recoverable on unearned premiums              11,635       15,485
Home office and equipment, net                            35,655       38,782
Deferred insurance policy acquisition costs               33,456       37,956
Other assets                                              25,731       22,521
                                                      ----------   ----------
      Total assets                                    $2,105,564   $1,874,719
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Loss reserves                                       $  486,204   $  371,032
  Unearned premiums                                      220,721      251,163
  Mortgages payable                                       35,516       35,799
  Income taxes payable                                    16,174       33,686
  Checks payable                                          11,697        9,771
  Other liabilities                                       52,803       51,876
                                                      ----------   ----------
      Total liabilities                                  823,115      753,327
                                                      ----------   ----------
Contingencies (note 2)

Shareholders' equity:
  Common stock, $1 par value, shares authorized
    150,000,000; shares issued 60,555,400;
    shares outstanding, 9/30/96 - 58,947,927;
    1995 - 58,629,420                                     60,555       60,555
  Paid-in surplus                                        268,415      259,430
  Treasury stock (shares at cost, 9/30/96 - 1,607,473;
    1995 - 1,925,980)                                     (7,084)      (8,172)
  Unrealized appreciation in investments, net of tax      25,896       54,737
  Retained earnings                                      934,667      754,842
                                                      ----------   ----------
      Total shareholders' equity                       1,282,449    1,121,392
                                                      ----------   ----------
      Total liabilities and shareholders' equity      $2,105,564   $1,874,719
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
       Three and Nine Month Periods Ended September 30, 1996 and 1995
                                 (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   ------------------   -------------------
                                     1996       1995       1996       1995
                                    ------     ------     ------     ------
                              (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                         $152,544   $130,896   $421,203   $352,074
    Assumed                          10,131      2,045     13,393      6,081
    Ceded                            (4,143)    (5,231)   (10,952)   (14,388)
                                   --------   --------   --------   --------
  Net premiums written              158,532    127,710    423,644    343,767
  (Increase) decrease in unearned
    premiums                         (1,753)     2,901     28,502     23,617
                                   --------   --------   --------   --------
  Net premiums earned               156,779    130,611    452,146    367,384
  Investment income, net of expenses 26,926     22,339     76,378     63,839
  Realized investment gains, net        566         86        979         43
  Other revenue                       5,405      6,308     17,081     16,840
                                   --------   --------   --------   --------
    Total revenues                  189,676    159,344    546,584    448,106
                                   --------   --------   --------   --------
Losses and expenses:
  Losses incurred, net               60,247     49,687    173,973    137,034
  Underwriting and other expenses    36,401     33,892    109,731    103,314
  Interest expense                      952        962      2,843      2,861
  Ceding commission                    (958)    (1,111)    (3,100)    (3,584)
                                   --------   --------   --------   --------
    Total losses and expenses        96,642     83,430    283,447    239,625
                                   --------   --------   --------   --------
Income before tax                    93,034     75,914    263,137    208,481
Provision for income tax             27,249     22,250     76,242     59,654
                                   --------   --------   --------   --------
Net income                         $ 65,785   $ 53,664   $186,895   $148,827
                                   ========   ========   ========   ========
Net income per share               $   1.11   $   0.90   $   3.14   $   2.51
                                   ========   ========   ========   ========
Weighted average common shares
  outstanding (shares in thousands)  59,497     59,343     59,464     59,249
                                   ========   ========   ========   ========
Dividends per share                $   0.04   $   0.04   $   0.12   $   0.12
                                   ========   ========   ========   ========



See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                 Nine Months Ended September 30, 1996 and 1995
                                 (Unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                      ---------------------
                                                         1996        1995
                                                        ------      ------
                                                    (In thousands of dollars)
Cash flows from operating activities:
  Net income                                           $186,895    $148,827
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                23,332      25,978
      Increase in deferred insurance policy
        acquisition costs                               (18,832)    (21,660)
      Depreciation and amortization                       6,884       6,443
      Decrease in accrued investment income               2,292         393
      Decrease (increase) in reinsurance recoverable
        on loss reserves                                  4,374        (695)
      Decrease in reinsurance recoverable on unearned
        premiums                                          3,850       3,710
      Increase in loss reserves                         115,172      69,739
      Decrease in unearned premiums                     (30,442)    (27,328)
      Other                                              (3,508)     (2,636)
                                                       --------    --------
Net cash provided by operating activities               290,017     202,771
                                                       --------    --------
Cash flows from investing activities:
  Purchase of fixed maturities:
    Available-for-sale securities                      (859,864)   (348,216)
    Held-to-maturity securities                               -     (26,987)
  Proceeds from sale or maturity of fixed maturities:
    Available-for-sale securities                       601,845      90,214
    Held-to-maturity securities                               -      19,653
                                                       --------    --------
Net cash used in investing activities                  (258,019)   (265,336)
                                                       --------    --------
Cash flows from financing activities:
  Dividends paid to shareholders                         (7,070)     (7,023)
  Principal repayments on mortgages payable                (283)       (265)
  Reissuance of treasury stock                           10,073       5,503
                                                       --------    --------
Net cash provided by (used in) financing activities       2,720      (1,785)
                                                       --------    --------
Net increase (decrease) in cash and short-term
 investments                                             34,718     (64,350)
Cash and short-term investments at beginning of year     90,264     167,289
                                                       --------    --------
Cash and short-term investments at end of period       $124,982    $102,939
                                                       ========    ========


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                 (Unaudited)


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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

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

     In addition to the litigation referred to above, Mortgage Guaranty Insurance Corporation ("MGIC") is a defendant in a lawsuit commenced by a borrower challenging the necessity of maintaining mortgage insurance in certain circumstances, primarily when the loan-to-value ratio is below 80%. The lawsuit purports to be brought on behalf of a class of borrowers. This case appears to be based to some degree upon guidelines issued by the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association to their respective mortgage servicers under which the mortgage servicers may be required in certain circumstances to cancel borrower-purchased insurance upon the borrower's request. The plaintiff alleges that MGIC has a common law duty to inform a borrower that the insurance may be cancelled in these circumstances. The relief sought is equitable relief as well as the return of premiums paid after the insurance was cancellable under the applicable guidelines. The Company believes that MGIC has a meritorious defense to this action in that, in the absence of a specific statute (no statutory duty other than under a general consumer fraud statute is alleged), there appears to be no legal authority requiring a mortgage insurer to inform a borrower that insurance may be cancelled. Summary judgment was granted to MGIC in another case involving similar issues. Similar cases are pending against other mortgage insurers, mortgage lenders and mortgage loan servicers.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

  Three Months Ended September 30, 1996 Compared With Three
  Months Ended September 30, 1995

     Net income for the three months ended September 30, 1996 was $65.8 million, compared to $53.7 million for the same period of 1995, an increase of 23%. Net income per share for the three months ended September 30, 1996 was $1.11 compared to $0.90 in the same period last year, an increase of 23%.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended September 30, 1996 was $8.6 billion, compared to $9.0 billion in the same period of 1995. Refinancing activity accounted for 10% of new primary insurance written in the third quarter of 1996, compared to 13% in the third quarter of 1995.

     New insurance written for the third quarter of 1996 reflected an increase in the usage of the monthly premium product to 90% of new insurance written from 86% of new insurance written in the third quarter of 1995. New insurance written for adjustable-rate mortgages ("ARMS") increased to 31% of new insurance written in the third quarter of 1996 from 25% of new insurance written in the same period of 1995.

     The $8.6 billion of new primary insurance written during the third quarter of 1996 was partially offset by the cancellation  of  $5.0  billion of  insurance  in  force,  and resulted in a net increase of $3.6 billion in primary insurance in force, compared to new primary insurance written of $9.0 billion, the cancellation of $4.4 billion, and a net increase of $4.6 billion during the third quarter of 1995. Direct primary insurance in force was $128.6 billion at September 30, 1996 compared to $116.7 billion at September 30, 1995.

     Net premiums written were $158.5 million during the third quarter of 1996, compared to $127.7 million during the third quarter of 1995, an increase of $30.8 million or 24%. The increase includes premiums received from the WMAC transaction (as described under Liquidity and Capital Resources) as well as the growth in insurance in force.

     Net premiums earned were $156.8 million for the third quarter of 1996, compared to $130.6 million for the third quarter of 1995, an increase of $26.2 million, or 20%, primarily reflecting the growth of insurance in force.

     Investment income for the third quarter of 1996 was $26.9 million, an increase of 21% over the $22.3 million in the third quarter of 1995. This increase was primarily the result of an increase in the amortized cost of average invested assets to $1,828.3 million for the third quarter of 1996 from $1,485.0 million for the third quarter of 1995, an increase of 23%. The portfolio's average pre-tax investment yield was 5.9% for the third quarter of 1996 compared to 6.0% in the same period of 1995. The portfolio's average after-tax investment yield was 5.0% for the third quarter of 1996 compared to 5.2% for the third quarter of 1995.

      Other revenue, primarily contracts with government agencies for premium reconciliation and claim administration and fee-based services for underwriting, was $5.4 million in the third quarter of 1996, compared to $6.3 million in the same period of 1995. The decrease is primarily due to a decrease in fees from contracts with government agencies.

     Net losses incurred increased to $60.2 million during the third quarter of 1996 from $49.7 million during the third quarter of 1995, an increase of 21%. Such increase was primarily a result of higher reserve levels necessitated by increased notice of default activity on loans insured in 1994 and 1995, the continued growth and maturation of the insurance in force and higher coverages for business written during 1995 and 1996. The increase was partially offset by a redundancy in prior year loss reserves resulting from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1995. The Company expects that, in general, incurred losses will continue to rise as a result of increased delinquency activity primarily related to the higher risk profile of loans insured in 1994 and 1995, and the continued growth and maturing of its insurance in force as well as anticipated higher severity resulting from higher coverages for business written beginning in 1995. At
September 30, 1996, 58% of MGIC's insurance in force was written during the preceding eleven quarters, compared to 70% at September 30, 1995. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans. A substantial portion of the insurance written in 1992 and 1993 represented insurance on the refinance of mortgage loans originated in earlier years. (See Safe Harbor Statement at the end of this document.)

     Underwriting and other expenses increased 7% to $36.4 million in the third quarter of 1996 from $33.9 million in the third quarter of 1995. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax due to higher premiums written.

    The consolidated insurance operations loss ratio was 38.4% for the third quarter of 1996 compared to 38.0% for the third quarter of 1995. The consolidated insurance operations expense and combined ratios were 19.8% and 58.2%, respectively, for the third quarter of 1996 compared to 22.3% and 60.3% for the third quarter of 1995.

     The effective tax rate was 29.3% in the third quarter of 1996 and 1995. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

  Nine Months Ended September 30, 1996 Compared With Nine
  Months Ended September 30, 1995

     Net income for the nine months ended September 30, 1996 was $186.9 million, compared to $148.8 million for the same period of 1995, an increase of 26%. Net income per share for the nine months ended September 30, 1996 was $3.14 compared to $2.51 in the same period last year, an increase of 25%.

     The amount of new primary insurance written by MGIC during the nine months ended September 30, 1996 was $25.1 billion, compared to $22.1 billion in the same period of 1995. Refinancing activity accounted for 19% of new primary insurance written in the first nine months of 1996, compared to 9% in the first nine months of 1995.

     New insurance written for 1996 reflected an increase in the usage of the monthly premium product to 90% of new insurance written from 82% of new insurance written in the first nine months of 1995. New insurance written for ARMS decreased to 24% of new insurance written in the first three quarters of 1996 from 36% of new insurance written in the same period of 1995. Also, mortgages with loan-to-value ("LTV")
ratios in excess of 90% but not more than 95% ("95%") decreased to 41% of new insurance written in the first nine months of 1996 from 44% of new insurance written in the same period of 1995.

     Principally as a result of changes in the coverage requirements by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, new insurance written for mortgages with LTV ratios in excess of 80% but not more than 90% and coverage of 25% was 39% of new insurance written in the first nine months of 1996 compared to 31% in the same period of 1995. New insurance written for mortgages with LTV ratios of 95% and coverage of 30% was 38% of new insurance written in the first nine months of 1996 compared to 33% in the first nine months of 1995.

     The $25.1 billion of new primary insurance written during the first three quarters of 1996 was partially offset by the cancellation of $16.8 billion of insurance in force, and resulted in a net increase of $8.3 billion in primary insurance in force, compared to new primary insurance written of $22.1 billion, the cancellation of $9.8 billion, and a net increase of $12.3 billion during the first three quarters of 1995. Direct primary insurance in force was $128.6 billion at September 30, 1996 compared to $116.7 billion at September 30, 1995.

     Cancellation activity increased in the first nine months of 1996 from the first nine months of 1995 due to the increased refinancing activity which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 81.7% at September 30, 1996 from 87.1% at September 30, 1995.

     Net premiums written were $423.6 million during the first nine months of 1996, compared to $343.8 million during the first nine months of 1995, an increase of $79.8 million or 23%. The increase includes premiums received from the WMAC transaction (as described under Liquidity and Capital Resources) as well as the growth in insurance in force.

    Net premiums earned were $452.1 million for the first nine months of 1996, compared to $367.4 million for the first nine months of 1995, an increase of $84.7 million, or 23%, primarily reflecting the growth of insurance in force.

     Investment income for 1996 was $76.4 million, an increase of 20% over the $63.8 million in the first nine months of 1995. This increase was primarily the result of an increase in the amortized cost of average invested assets to $1,749.0 million for the first nine months of 1996 from $1,428.0 million for the first nine months of 1995, an increase of 22%. The portfolio's average pre-tax investment yield was 5.8% for the first nine months of 1996 compared to 6.0% in the first nine months of 1995. The portfolio's average after-tax investment yield was 5.1% for 1996 compared to 5.2% for the first nine months of 1995.

      Other revenue, primarily contracts with government agencies for premium reconciliation and claim administration, and fee-based services for underwriting, was $17.1 million in the first nine months of 1996, compared to $16.8 million in the same period of 1995. Fees from underwriting services increased $2.4 million, offset by a decrease in fees from contracts with government agencies of $2.2 million.

     Ceding commission for 1996 was $3.1 million, compared to $3.6 million for the first nine months of 1995, a decrease of 14%. The decrease was primarily attributable to reductions in premiums ceded under quota share reinsurance agreements.

      Net losses incurred increased to $174.0 million during the first nine months of 1996 from $137.0 million during the first nine months of 1995, an increase of 27%. Such increase was primarily a result of higher reserve levels necessitated by increased notice of default activity on loans insured in 1994 and 1995, the continued growth and maturation of the insurance in force and higher coverages for business written during 1995 and 1996. The increase was partially offset by a redundancy in prior year loss reserves resulting from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1995. The Company expects that, in general, incurred losses will continue to rise as a result of increased delinquency activity primarily related to the higher risk profile on loans insured in 1994 and 1995, and the continued growth and maturing of its insurance in force as well as anticipated higher severity resulting from higher coverages for business written beginning in 1995. At
September 30, 1996, 58% of MGIC's insurance in force was written during the preceding eleven quarters, compared to 70% at September 30, 1995. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans. A substantial portion of the insurance written in 1992 and 1993 represented insurance on the refinance of mortgage loans originated in earlier years. (See Safe Harbor Statement at the end of this document.)

     Underwriting and other expenses increased 6% to $109.7 million in the first nine months of 1996 from $103.3 million in the same period of 1995. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax due to higher premiums written.

    The consolidated insurance operations loss ratio was 38.5% for the first nine months of 1996 compared to 37.3% for the same period of 1995. The consolidated insurance operations expense and combined ratios were 22.4% and 60.9%, respectively, for the first nine months of 1996 compared to 26.0% and 63.3% for the first nine months of 1995.

     The effective tax rate was 29.0% in the first nine months of 1996, compared to 28.6% in the same period of 1995. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1996 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments in 1996.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities for the nine months ended September 30, 1996, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. In January 1997, the Company is obligated to repay mortgages payable of $35.4 million, which are secured by the home office and substantially all of the furniture and fixtures of the Company.

    In September 1996, MGIC signed an agreement with Wisconsin Mortgage Assurance Corporation ("WMAC") and a WMAC reinsurer to assume all of the reinsurer's interest in WMAC mortgage insurance writings, which had been previously ceded to that reinsurer ("WMAC transaction"). WMAC wrote mortgage insurance on first mortgages collateralized by one-to-four-family residences until February 28, 1985.

      Under the agreement, MGIC assumed reinsurance on approximately $4.2 billion of WMAC's insurance in force (representing approximately $1.1 billion of risk in force) committed to, or written, through February 28, 1985. As a result, the amount of WMAC's insurance in force ceded to MGIC increased to approximately $6.2 billion (representing approximately $1.6 billion of risk in force), with the portion of WMAC's insurance in force reinsured by MGIC increasing from approximately 21% to approximately 65%. MGIC received approximately $40 million as payment for its assumption of existing loss and unearned premium reserves related to the insurance in force being assumed from WMAC.

     Consolidated total investments were $1,934.7 million at September 30, 1996, compared to $1,687.2 million at December 31, 1995, an increase of 15%. This increase is due primarily to positive cash flow from operations and approximately $40 million received in conjunction with the WMAC transaction offset by a decrease of $44.4 million in unrealized gains. The investment portfolio includes unrealized gains on securities marked to market at September 30, 1996 and December 31, 1995 of $39.8 million and $84.2 million, respectively. As of September 30, 1996, the Company had $117.0 million of short-term investments with maturities of 90 days or less. In addition, at September 30, 1996, based on amortized cost, the Company's total investments, which were virtually all comprised of fixed maturities, were approximately 98% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     Consolidated loss reserves increased 31% to $486.2 million at September 30, 1996 from $371.0 million at December 31, 1995, reflecting the higher level of defaults for the reasons described above and the increase in loss reserves assumed from the WMAC transaction. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $30.5 million from $251.2 million at December 31, 1995 to $220.7 million at September 30, 1996, primarily reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $3.9 million to $11.6 million at September 30, 1996 from $15.5 million at December 31, 1995, primarily reflecting the reduction in unearned premiums.

     Consolidated shareholder's equity increased to $1,282.4 million at September 30, 1996, from $1,121.4 million at December 31, 1995, an increase of 14%. This increase consisted of $186.9 million of net income during the first nine months of 1996 and $10.0 million from the reissuance of treasury stock, offset by a decrease in net unrealized gains on investments of $28.8 million, net of tax, and dividends declared of $7.1 million.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital was 18.6:1 at September 30, 1996 compared to 19.1:1 at December 31, 1995. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the additional risk in force of $3.5 billion resulting from the $11.2 billion addition to insurance in force, net of reinsurance, during the first nine months of 1996. Part of the increase in risk in force and insurance in force was due to the reinsurance assumed from the WMAC transaction described above.

    The Company's combined insurance risk-to-capital ratio was
19.3:1  at September 30, 1996, compared to 19.9:1 at  December
31,  1995.   The  decrease  was due to  the  same  reasons  as
described above.

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

          (b)  Reports on Form 8-K

               No reports were filed on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 11, 1996.



                                  MGIC INVESTMENT CORPORATION



                                  /s/ J. Michael Lauer
                                  -------------------------------
                                  J. Michael Lauer
                                  Executive Vice President and
                                  Chief Financial Officer



                                  /s/ Patrick Sinks
                                  -------------------------------
                                  Patrick Sinks
                                  Vice  President, Controller and
                                  Chief Accounting Officer

                               INDEX TO EXHIBITS
                                    (Item 6)

Exhibit
Number         Description of Exhibit
-------        ----------------------
 11.1          Statement Re Computation of Net Income
               Per Share

 27            Financial Data Schedule