Form 10-K405
period 1996-12-31
MGIC INVESTMENT CORP
filed 1997-03-21
CIK 876437

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

           [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ____________ to ________________

                  Commission file number         1-10816

                           MGIC Investment Corporation
             (Exact name of registrant as specified in its charter)

                Wisconsin                              39-1486475
       (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)


        MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202
               (Address of principal executive offices)(Zip Code)


   Registrant's telephone number, including area code         (414) 347-6480

           Securities Registered Pursuant to Section 12(b) of the Act:

             Title of Each Class:       Common Stock, Par Value $1 Per Share

             Name of Each Exchange
             on Which Registered:       New York Stock Exchange

             Securities Registered Pursuant to Section 12(g) of the Act:

                  Title of Class:       None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
   subject to such filing requirements for the past 90 days.  Yes  X   No

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1997: $3,563,865,205.*

   * Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 1997: 59,029,444.

   The following documents have been incorporated by reference in this Form 10-K, as indicated:

                                           Part and Item Number of
                                           Form 10-K Into Which
   Document                                Incorporated

   1.   Information from 1996 Annual       Items 1 and 3 of Part I
        Report to Shareholders (for        Items 5 through 8 of Part II
        Fiscal Year Ended
        December 31, 1996)

   2.   Proxy Statement for the 1997       Item 10 through 13 of Part III
        Annual Meeting of Shareholders


   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K.    X

                                     Part I

   Item 1.  Business.

   A.  General

        MGIC Investment Corporation (the "Company") is a holding company which, through its indirect wholly owned subsidiary, Mortgage Guaranty Insurance Corporation ("MGIC"), is the leading provider of private mortgage insurance coverage in the United States to mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders. Private mortgage insurance covers residential first mortgage loans and expands home ownership opportunities by enabling people to purchase homes with less than 20% down payments. If the home owner defaults, private mortgage insurance reduces and, in some instances, eliminates the loss to the insured institution. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae"). In addition to mortgage insurance, the Company, through other subsidiaries, provides various underwriting and contract services related to home mortgage lending.

        MGIC is licensed in all 50 states of the United States, the District of Columbia and Puerto Rico. MGIC's claims-paying ability is rated "AA+" by Standard & Poor's Corporation ("S&P") and "Aa2" by Moody's Investors Service, Inc. ("Moody's").

        The MGIC name has been associated with private mortgage insurance since 1957. The Company was formed in 1984 by members of the management of Wisconsin Mortgage Assurance Corporation ("WMAC"). WMAC's parent ("WMAC Investment," then known as MGIC Investment Corporation) and its predecessors were publicly traded from 1961 until 1982. WMAC, then known as Mortgage Guaranty Insurance Corporation, was the largest private insurer of residential first mortgages in the United States.

        On February 28, 1985, the Company acquired certain assets and businesses of WMAC Investment and WMAC, including the MGIC name and offices of WMAC, and hired substantially all of WMAC's employees ("Acquisition"). WMAC retained substantially all of its insurance in force, net of domestic reinsurance (the "WMAC Book" and sometimes in other documents referred to as the "Old Book"). On March 1, 1985, MGIC commenced writing new insurance (the "MGIC Book" and sometimes in other documents referred to as the "New Book"). Effective as of the time of the Acquisition, WMAC generally ceased writing new insurance and reinsured 100% of the WMAC Book with several international reinsurers. One of the reinsurers of the WMAC Book retroceded a 20% quota share of the WMAC Book to a subsidiary of the Company. Subsequently, MGIC assumed a portion of such reinsurance and at December 31, 1996, MGIC reinsured approximately 65% of the WMAC Book. See "The WMAC Book" below.

        The Company is a Wisconsin corporation. Its principal office is located at MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 (telephone number (414) 347-6480).

        The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995, which applies to all statements in this Form 10-K, including its Exhibits, which are not historical facts and to all oral statements that the Company may make from time to time which are not historical facts (such written and oral statements are herein referred to as "forward looking statements"):

             Actual results may differ materially from those contemplated by the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following risks:

        - that interest rates may increase rather than remain stable or decrease; that demand for housing generally or in MGIC's market segment may grow less than projected or may decrease for any number of reasons including changes in interest rates, adverse economic conditions, or other reasons;

        - that government housing policy may change, including changes in Federal Housing Administration ("FHA") loan limits, and changes in the statutory charters and coverage requirements of Freddie Mac and Fannie Mae;

        - that MGIC's market share of new insurance written or the amount of new insurance written may grow less than projected or may decrease as a result of factors affecting housing demand, government housing policy and Freddie Mac and Fannie Mae discussed above or as a result of underwriting changes by the Company, or actions taken by the Company's competitors, including their underwriting criteria, pricing or products offered, or for other reasons;

        - that cancellations may be higher than projected and persistency may be lower than projected due to refinancings, changes in Freddie Mac or Fannie Mae cancellation policies or legislation or other factors; and

        - that delinquencies, incurred losses or paid losses may increase faster than projected as a result of adverse changes in regional or national economies which affect borrowers' incomes or housing values.

   Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

   B.  The MGIC Book

      Types of Product

        There are two principal types of private mortgage insurance:
   "primary" and "pool."

        Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. The claim amount averages about 115% of the unpaid principal balance of the loan. Primary insurance generally applies to owner occupied, first mortgage loans on one-to-four family homes, including condominiums. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer. References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to MGIC's insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated.

      The following table shows direct primary insurance in force and net primary risk in force (the risk, determined by the coverage percentage, which is retained after giving effect to reinsurance) for the MGIC Book as of the dates indicated:


                                                             Primary Insurance and Risk In Force
                                                                        December 31,

                                              1996             1995          1994            1993            1992

                                                                  (In millions of dollars)
   Direct Primary
   Insurance In Force  . . . . . . .         $131,397       $120,341       $104,416        $85,848        $71,246

   Net Primary
   Risk In Force . . . . . . . . . .           28,565         24,593        19,664*         13,971         10,638

   ____________________
   *  Reflects the reassumption in 1994 of mortgage insurance previously reinsured.  See "Reinsurance" below.



        The coverage percentage provided by MGIC is determined by the lender, usually in order to comply with Freddie Mac and Fannie Mae requirements to reduce loss exposure on loans purchased by them to a designated percentage of the home's value. Until 1995, Freddie Mac and Fannie Mae had generally required that loss exposure be reduced to 75% of the home's value. Effective in the first quarter of 1995, Freddie Mac and Fannie Mae changed their coverage requirements for most new loans as follows:

    Freddie Mac and Fannie Mae Coverages

                  Thirty Year and Certain                     Fixed Rate, Fully Amortizing Mortgage Loans with
                    Other Mortgage Loans                                  Term of 20 years or less

    Loan-to-Value                 New        Previous        Loan-to-Value            New         Previous
    Ratio:                     Coverage      Coverage         Ratio:                Coverage      Coverage

    90.01 + 95.00%                30%          25%*          90.01 + 95.00%           25%           25%*
    (up to 97% for Fannie Mae)
    85.01 + 90.00%                25%           17%          85.01 + 90.00%           12%            17%
    80.01 + 85.00%                12%           12%          80.01 + 85.00%            6%            12%

   ____________________
   *    Prior to 1995, Freddie Mac and Fannie Mae had increased coverage from
        22% to 25%.



        As a result of these deeper coverage requirements, coverage percentages on new insurance written in 1995 and 1996 were higher than coverages on loans insured in 1994 and prior years. The following table shows, by loan-to-value ("LTV") and coverage categories, new insurance written during the periods indicated:

   Coverage Categories as a Percentage of New Insurance Written

                                 Year Ended December 31,

   LTV and                     1996         1995        1994
   Coverage

   95% LTV/                    38.4%        34.1%        1.5%
   30% Coverage

   90% LTV/                    38.9%        33.0%        3.5%
   25% Coverage

        MGIC charges higher premium rates for higher coverages, and the deeper Freddie Mac and Fannie Mae coverage requirements have resulted in higher premiums charged on similar types of loans with the same characteristics (such as LTV and loan type) affecting the premium rate. MGIC expects that these deeper coverage requirements will cause its average claim amount to increase, with no significant impact on underwriting expenses or frequency of default. Because reserves for losses are only established by MGIC for loans in default, MGIC receives increased premium from deeper coverage before any higher losses may be incurred resulting from that deeper coverage. MGIC uses a pricing methodology for these coverages similar to other types of coverage. However, there can be no assurance that the higher premium rates adequately reflect the risks associated with increased coverages. In addition, such higher premium rates may make government insurance programs, particularly programs of the FHA, more competitive. See "Sales and Marketing and Competition,Competition" and "Regulation,Indirect Regulation" below. There can be no assurance that the deeper coverage requirements of Freddie Mac and Fannie Mae will remain in effect.

        Mortgage insurance coverage cannot be terminated by the insurer, except for non-payment of premium, and remains renewable at the option of the insured lender, generally at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by Freddie Mac or Fannie Mae, a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower's request when the principal balance of the loan is 80% or less of the home's current value and in certain circumstances when such principal balance is 80% or less of the home's original value.

        The Company understands that Fannie Mae is considering making changes in its cancellation policy. These changes would, among other things, generally provide for automatic cancellation of mortgage insurance, including existing insurance in force, when the loan reaches one-half of its amortization period and certain requirements relating to timeliness of borrower mortgage payments are met. The Company does not believe that adoption of this automatic cancellation policy by Fannie Mae would have a material adverse effect on its business.

        Some states require that mortgage servicers periodically notify borrowers of the circumstances in which they may request a mortgage servicer to cancel insurance and some states allow the borrower to require the mortgage servicer to cancel insurance under certain circumstances. Bills have been introduced and are pending in a number of other states for such purposes. The Company understands that Fannie Mae's draft policy also requires that mortgage servicers give notice to borrowers that insurance may be cancelled under Fannie Mae's policy in certain circumstances. In February, 1997, a bill was introduced in the United States Senate that would require, for loans originated 90 days or more after the enactment of the bill, automatic cancellation of private mortgage insurance if the principal balance of the loan is 80% or less of the home's original value. Among other things, the bill also would require the servicer to advise the borrower, in writing at origination, with each periodic statement of account and for loans outstanding on the date the bill is enacted, not later than 180 days after enactment, of the circumstances in which mortgage insurance may be cancelled. Earlier in 1997, a bill was introduced in the United States House of Representatives that would require the servicer to advise the borrower in writing of the circumstances in which mortgage insurance may be cancelled.

        Coverage tends to continue in areas experiencing economic contraction and housing price depreciation. The persistency of coverage in such areas coupled with cancellation of coverage in areas experiencing economic expansion and housing price appreciation can increase the percentage of the insurer's portfolio comprised of loans in economically weak areas. This development can also occur during periods of heavy mortgage refinancing, such as occurred during 1993 and early 1994, because refinanced loans in areas of economic expansion experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing, while refinanced loans in economically weak areas not experiencing property value appreciation are more likely to require mortgage insurance at the time of refinancing or not qualify for refinancing at all and, thus, remain subject to the mortgage insurance coverage.

        When a borrower refinances an MGIC-insured mortgage loan by paying it off in full with the proceeds of a new mortgage, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of MGIC's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of primary risk written with respect to loans representing refinances was 13.7% in 1996, as compared to 9.3% in 1995. Refinance loans represented 23.5%, 15.4%, 7.7% and 9.5% of primary risk written during the successive quarters of 1996.

        In addition to varying with the coverage percentage, MGIC's premium rates vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account the LTV, the loan type (fixed payment versus non-fixed payment), mortgage term and coverage percentage. Premium rates cannot be changed after the issuance of coverage. Because the Company believes that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, MGIC generally utilizes a nationally based, rather than a regional or local, premium rate policy.

        Mortgage lenders usually require mortgage borrowers to fund the mortgage insurance premiums, which the lenders pay to the mortgage insurer. MGIC has three basic types of premium payment plans: monthly, annual and single premium plans.During 1996 and 1995, these premium plans represented the following dollar amounts and percentages of new insurance written:

                         Premium Plans as Percentages of
                              New Insurance Written

                                    1996                        1995
                                        (In millions of dollars)

    Monthly premium plan         $29,138   88.9%             $25,198   83.2%
    Annual premium plan            3,333   10.2                4,726   15.6
    Single premium plan              285    0.9                  353    1.2
                                 -------  ------             -------  ------
      Total                      $32,756  100.0%             $30,277  100.0%
                                 =======  ======             =======  ======


        Under the monthly premium plan, a monthly premium payment is made to MGIC to provide only one month of coverage, rather than one year of coverage provided by the annual premium plan. To offset the reduced initial cash flow, the annualized premium rates for the monthly premium plan are higher than the premium rates for the annual plan for comparable loans.

        Under the annual premium plan, the initial premium is paid to MGIC in advance, and earned over the next twelve months of coverage, with annual renewal premiums paid in advance thereafter and earned over the subsequent twelve months of coverage. The annual premiums can be paid with either a higher premium rate for the initial year of coverage and lower premium rates for the renewal years, or with premium rates which are equal (level) for the initial year and subsequent renewal years.

        Under the single premium plan, a single payment is made to MGIC, covering a specified term exceeding 12 months, which can be either non-refundable or refundable if the coverage is cancelled by the insured lender.

        Pool Insurance. Pool insurance is generally used as an additional "credit enhancement" for certain secondary market mortgage transactions. Pool insurance generally covers the loss on a defaulted mortgage loan which exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance, in each case up to a stated aggregate loss limit. At December 31, 1996, net MGIC Book pool insurance in force was $740 million, representing $181 million of net risk in force. Virtually all of such net risk in force was written or committed to prior to 1989.

        In 1996, MGIC began to offer pool insurance generally covering fixed rate, 30-year mortgage loans delivered to Freddie Mac and Fannie Mae ("agency pool insurance"). The aggregate loss limit on agency pool insurance does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New risk written in 1996 under agency pool insurance was minimal, and the Company does not anticipate that new risk written in 1997 under agency pool insurance will be material to its total risk in force.

      Customers

        Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders (e.g., financial, insurance and service companies) are the customers of MGIC and in 1996 accounted for 38.2%, 26.5%, 21.6%, 11.2%, 2.0%, and 0.5%, respectively, of MGIC's new insurance written.

        To obtain primary insurance from MGIC, a mortgage lender must first apply for and receive a mortgage guaranty master policy ("Master Policy") from MGIC. MGIC had approximately 8,600 master policyholders at December 31, 1996 (not including policies issued to branches and affiliates of large lenders). In 1996, MGIC issued coverage on mortgage loans for approximately 59% of its master policyholders.

        MGIC's top 10 customers generated 20.0% of its new insurance written in 1996, compared to 20.7% in 1995. The largest single customer of MGIC (including branches and affiliates), measured by new insurance written, accounted for 3.0% of new insurance written during both 1996 and 1995. MGIC's single largest customer, measured by insurance in force as of December 31, 1996, represented 3.5% of such insurance in force.

      Sales and Marketing and Competition

        Sales and Marketing. MGIC sells its insurance products through its own employees, located throughout the United States. At December 31, 1996, MGIC had 25 underwriting service centers located in 19 states and in Puerto Rico.

        Competition. MGIC and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration ("VA"). These agencies sponsor government-backed mortgage insurance programs, which during 1996 accounted for approximately 45% (compared to approximately 39% during 1995) of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. See "Regulation , Indirect Regulation" below.

        In addition to competition from federal agencies, MGIC and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California, Illinois and New York. From time to time, other state legislatures and agencies consider expansions of the authority of their state governments to insure residential mortgages.

        MGIC and other private mortgage insurers also compete with mortgage lenders which self-insure against the risk of loss from defaults on all or a portion of their low down payment mortgage loans.

        The private mortgage insurance industry consists of nine active mortgage insurers (including a joint venture in which a mortgage insurer is one of the joint venturers). During 1995 and 1996, MGIC was the largest private mortgage insurer based on new primary insurance written and at December 31, 1996, MGIC also had the largest book of direct primary insurance in force.

        The Company believes MGIC competes with other private mortgage insurers principally on the basis of the strength of its management team and field organization; its ability to meet lender needs by providing underwriting risk management, affordable housing, loss mitigation, capital markets and training support; effective use of technology and innovation in the delivery and servicing of MGIC's insurance products; and structured programs involving agency pool insurance, captive reinsurance and other programs in which insurance is offered on special terms for certain loans or groups of loans. The Company believes MGIC's additional competitive strengths, compared to other private insurers, are its customer relationships, name recognition and reputation.

        Certain private mortgage insurers compete by offering lower premium rates than other companies, including MGIC, either in general or with respect to particular classes of business. MGIC on a case-by-case basis will adjust premium rates, generally depending on the risk characteristics, loss performance or class of business of the loans to be insured, or the costs associated with doing such business.

        Two other mortgage insurers, General Electric Mortgage Insurance Corporation ("GEMIC") and United Guaranty Residential Insurance Company, an affiliate of American International Group, Inc., have higher claims-paying ability ratings from S&P and Moody's than MGIC, principally based on having definitive capital support agreements from affiliated companies.

      Risk Management

      Risk Management Approach.  MGIC evaluates four major elements of risk:


      - Individual Loan and Borrower. Except to the extent its delegated underwriting program is being utilized as described below, MGIC evaluates insurance applications based on its analysis of the borrower's ability to repay the mortgage loan and the characteristics and value of the property. The analysis of the borrower includes reviewing the borrower's housing and total debt ratios as well as the borrower's FICO credit score, as reported by credit reporting agencies. In the case of delegated underwriting, compliance with program parameters is monitored by periodic audits of delegated business.

      - Geographic Market. MGIC places significant emphasis on the condition of the housing markets around the nation in determining its underwriting policies.

      - Product. The type of mortgage instrument that the borrower selects and the purpose of the loan are important factors in MGIC's analysis of mortgage default risk. MGIC analyzes four general characteristics of the product to quantify this risk evaluation:
          (i) LTV ratio; (ii) type of loan instrument; (iii) type of property; and (iv) purpose of the loan. In addition to its underwriting guidelines (as referred to below), pricing is MGIC's principal method used to manage these risks. Loans with higher LTV ratios generally have a higher premium, as do instruments such as adjustable rate mortgage loans ("ARMs") and loans with a maturity longer than fifteen years.

      - Mortgage Lender. MGIC evaluates from time to time its major customers and the performance of their business which MGIC has insured.

      Based on historical performance, the Company believes that the claim incidence for loans with LTVs in excess of 90% but not more than 95% ("95% LTV loans") is substantially higher than for loans with LTV ratios of 90% or less; for ARMs during a prolonged period of rising interest rates would be substantially higher than for fixed rate loans; for loans in which the original loan amount exceeds $200,000 is higher than for loans where such amount is $200,000 or less; and for loans with FICO credit scores below 620 is higher than for loans with FICO credit scores of 620 and above. While there is no meaningful data on claim incidence for loans with LTVs in excess of 95% ("97% LTV loans") because this product has only been recently offered by the industry, the Company anticipates that claim incidence on 97% LTV loans will be higher than on 95% LTV loans. MGIC charges higher premium rates for insuring 95% and 97% LTV loans and ARMs. However, there can be no assurance that such higher rates adequately reflect the increased risk associated with those types of loans, particularly in a period of economic recession.

        There are also other types of loan characteristics relating to the individual loan or borrower which affect the risk potential for a loan. The presence of a number of higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to lower the risk.

        Underwriting Process. To obtain primary insurance on a specific mortgage loan, a master policyholder typically submits an application to an MGIC underwriting service center, supported by various documents, if required by MGIC. MGIC utilizes national underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines generally are consistent with Fannie Mae and Freddie Mac underwriting guidelines and take into account the applicable premium rates charged by MGIC and the loss experience of the private mortgage insurance industry, as well as the initiatives to expand home ownership opportunities undertaken by Fannie Mae and Freddie Mac. MGIC's underwriters have discretionary authority to insure loans which deviate in one or more respects from MGIC's underwriting guidelines. In most such cases, offsetting underwriting strengths must be identified.

        In order to react to local or regional economic conditions, MGIC has also developed for use by its underwriting staff certain modified guidelines which attempt to address particular regional or local market developments. These "special market underwriting guidelines" are updated from time to time and deviate in varying degrees from MGIC's national guidelines based on MGIC's analysis of area housing markets and related economic indicators and conditions. The special market underwriting guidelines are more liberal than the published national guidelines in some markets, but in other markets are more restrictive.

        To assist its staff of underwriters, MGIC utilizes a computer-assisted underwriting system which analyzes and approves certain mortgage insurance applications based on MGIC's underwriting standards, but without personal underwriter intervention, thereby allowing MGIC's underwriting staff to devote additional attention to evaluating more difficult underwriting decisions. MGIC audits a representative sample of applications approved by the system.

        Delegated Underwriting. Delegated underwriting is a program whereby approved lenders are allowed to commit MGIC to insure loans utilizing their MGIC-approved underwriting guidelines and underwriting evaluation. While MGIC does not underwrite on a case-by-case basis the credit of the borrower, the value of the property, or other factors which it normally considers in its underwriting decision, it does audit on a regular basis a sample of the loans insured.

        At December 31, 1996, MGIC's delegated underwriting program involved 662 lenders, including all of MGIC's top twenty customers. Loans insured under MGIC's delegated underwriting program accounted for approximately 30.7% of MGIC's total risk in force at December 31, 1996. The percentage of new risk written by delegated underwriters increased to 41.0% in 1996 from 38.2% in 1995, and 28.6% in 1994. In mid-1996, MGIC introduced a program under which MGIC approves a loan for insurance if the borrower satisfies certain minimum criteria for credit scores and debt ratios. As a result of this new program, which represented approximately 3.8% of new risk written in 1996, MGIC anticipates that the percentage of new risk written under the delegated underwriting program will decline in 1997.
   The performance of loans insured under the delegated underwriting program has been comparable to MGIC's non-delegated business, although performance of that program has not yet been tested in a period of severe economic stress.

        Affordable Housing. In recent years, MGIC has increased its insurance of residential mortgages identified by its customers as loans secured by properties owned and occupied by low- and moderate-income borrowers, or by borrowers who reside in areas targeted for community reinvestment or redevelopment ("affordable housing" loans). The percentage of affordable housing loans designated as such by lenders was 2.3% of new risk written in 1996, as compared to 4.9% in 1995. The Company believes that affordable housing loans have higher risks than its other insured business. Therefore, MGIC has instituted various programs seeking to mitigate the higher risk characteristics of such loans. However, while early in the life of such lender-designated loans, on the basis of the limited information available, the Company believes that the default rate and claims rate on such loans will be higher than the average default rate and claims rate on the MGIC Book.

      Reinsurance

        General. In each year from 1985 through 1993, MGIC had ceded certain percentages of its new insurance written under quota share reinsurance agreements with several international reinsurers. Effective January 1, 1994, MGIC reassumed from its principal reinsurer, European Reinsurance Company of Zurich ("European Re"), MGIC's mortgage insurance written in 1985 through 1993, which had been ceded to European Re and discontinued quota share reinsurance for new insurance written. At December 31, 1996, approximately 3% of MGIC's insurance in force was reinsured. Reinsuring against possible loan losses does not discharge MGIC from liability to a policyholder; however, the reinsurer agrees to indemnify MGIC for the reinsurer's share of losses incurred.
          Captive Mortgage Reinsurance. MGIC will reinsure with a mortgage reinsurance affiliate of a lender a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. The amount of captive reinsurance ceded by MGIC to date has not been material. In the fourth quarter of 1996, the Office of the Comptroller of the Currency ("OCC"), which regulates national banks and their subsidiaries, and the Office of Thrift Supervision ("OTS"), which regulates federally chartered savings institutions, separately announced that captive mortgage reinsurance was a permissible activity that could be conducted in operating subsidiaries after approval of an application made to those agencies. As a result of the announcements by the OCC and the OTS, MGIC expects that it will enter into additional captive reinsurance arrangements. The Company understands that the Department of Housing and Urban Development ("HUD") is considering whether captive mortgage reinsurance programs comply with the Real Estate Settlement Procedures Act of 1974, as amended, and the regulations thereunder ("RESPA"). There can be no assurance that HUD will not challenge captive mortgage reinsurance under RESPA or that captive mortgage reinsurance complies with RESPA.

      Past Industry Losses; Defaults; and Claims

        Past Industry Losses. The private mortgage insurance industry, including the WMAC Book, experienced substantial unanticipated incurred losses in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed (particularly on pool insurance). These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including
   (i) severe regional recessions and attendant declines in property values in the nation's energy producing states; (ii) the development by lenders of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (iii) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.

        Defaults. The claim cycle on private mortgage insurance begins with the insurer's receipt of notification of a default on an insured loan from the lender. Lenders are required to notify MGIC of defaults within 130 days after the initial default, although most lenders do so earlier. The incidence of default is affected by a variety of factors, including the level of borrower income growth, unemployment, divorce and illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in a claim to MGIC. Defaults may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage.

        The following table shows the number of primary and pool loans insured in the MGIC Book, the related number of loans in default and the percentage of loans in default (default rate) as of the dates indicated:

    Default Statistics for the MGIC Book

                                                                      December 31,

                                            1996            1995          1994           1993            1992

   PRIMARY INSURANCE

     Insured loans in force  . .       1,299,038      1,219,304      1,080,882        921,259        806,958
     Loans in default  . . . . .          25,034         19,980         15,439         13,658         13,082
     Percentage of loans in
       default (default rate)  .           1.93%          1.64%          1.43%          1.48%          1.62%

   POOL INSURANCE
     Insured loans in force  . .          19,123         20,427         23,242         30,890         42,359
     Loans in default  . . . . .             855          1,053          1,097          1,419          1,225
     Percentage of loans in
       default (default rate)  .           4.47%          5.15%          4.72%          4.59%          2.89%



        Although the number of primary loans in default increased from 1992 through 1996 as a result of the continued growth and maturity of the MGIC Book, the default rate for primary loans declined during 1993 and 1994, due to the significant increase in new insurance written in 1993 and 1994 and improved economic conditions in certain regions of the United States, as indicated in the table below. The default rate for primary loans increased from 1994 through 1996 due to an increase in the risk profile of loans insured in late 1994 and the first half of 1995 and the continued maturation of MGIC's insurance in force.

        The percentage of pool insurance loans in default increased from 1992 to 1995, as a result of the significant reduction in insured loans in force and continued economic difficulties in certain regions of the country.

        Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book's primary loans in default by MGIC region at the dates indicated:


                 Default Rates for Primary Insurance By Region*


                          Dec. 31,        Dec. 31,       Dec. 31,
                            1996            1995           1994

    MGIC REGION:
    New England . .         2.09%          2.17%           2.32%
    Northeast . . .          2.74           2.49           2.29
    Mid-Atlantic  .          1.96           1.64           1.45

    Southeast . . .          1.83           1.46           1.25
    Great Lakes . .          1.57           1.21           0.99
    North Central .          1.49           1.21           1.02
    South Central .          1.56           1.27           0.97
    Plains  . . . .          0.97           0.75           0.59
    Pacific . . . .          2.70           2.43           2.10

       National . .         1.93%          1.64%           1.43%
  ____________________

   * The default rate is affected by both the number of loans in default at any given date as well as the number of insured loans in force at such date.

        Claims. Claims result from defaults which are not cured. Whether a claim results from an uncured default principally depends on the borrower's equity in the home at the time of default and the borrower's (or the lender's) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage. Claims are affected by various factors, including local housing prices and employment levels, and interest rates.

        Under the terms of the Master Policy, the lender is required to file a claim for primary insurance with MGIC within 60 days after it has acquired good and marketable title to the underlying property through foreclosure. Depending on the applicable state foreclosure law, an average of about 12 months transpires from the date of default to payment of a claim on an uncured default. The claim amount generally averages about 115% of the unpaid principal amount of the loan.

        Within 60 days after the claim has been filed, MGIC has the option of either (i) paying the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property or (ii) paying 100% of the claim amount in exchange for the lender's conveyance of good and marketable title to the property to MGIC, with MGIC then selling the property for its own account.

        Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 1996, 60.9% of the MGIC Book primary insurance in force had been written during 1994, 1995, and 1996, although a portion of such insurance arose from the refinancing of earlier originations.

        In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $21,817 for 1996 as compared to $21,071 in 1995. Although prior to 1995 the coverage percentage remained relatively constant on the MGIC Book, the Company anticipates that MGIC Book claim severity will likely increase over the long term due to the higher coverage percentages generally written beginning in 1995 as required by Fannie Mae and Freddie Mac.

      Loss Reserves

        A significant period of time may elapse between the occurrence of the borrower's default on a mortgage payment (the event triggering a potential future claim payment by MGIC), the reporting of such default to MGIC and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to outstanding reported defaults (known as the default inventory), the Company (similar to other private mortgage insurers) establishes loss reserves, representing the estimated percentage of defaults which will ultimately result in a claim (known as the claim rate), and estimates of the severity of each claim which will arise from the defaults included in the default inventory. In accordance with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

        The Company also establishes reserves to provide for the estimated costs of settling claims, including legal and other fees, and general expenses of administering the claims settlement process ("loss adjustment expenses"), and for losses and loss adjustment expenses from defaults which have occurred, but which have not yet been reported to the insurer.

        The Company's reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult process, especially in light of the rapidly changing economic conditions over the past few years in certain regions of the United States. In addition, economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree.

        For a further description of loss reserves, see Note 6 to the consolidated financial statements of the Company, included in Exhibit 13 to this Annual Report on Form 10-K.

      Geographic Dispersion

        The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas ("MSAs") for the MGIC Book at December 31, 1996:


             Dispersion of Primary Risk in Force

      Top 10 States                   Top 10 MSAs

   1.   California       13.1%           1.   Chicago            4.3%
   2.   Texas             6.8            2.   Boston             3.7
   3.   Illinois          5.9            3.   Los Angeles        3.3
   4.   Michigan          5.6            4.   Washington, DC     3.1
   5.   Ohio              4.5            5.   Detroit            2.3
   6.   New York          4.4            6.   Atlanta            2.3
   7.   Florida           4.1            7.   Philadelphia       2.1
   8.   Pennsylvania      4.0            8.   Dallas             1.9
   9.   Massachusetts     3.8            9.   Orange County      1.6
   10.  New Jersey        3.6           10.   Houston            1.6
                         -----                                  -----
      Total              55.8%          Total                   26.2%
                         =====                                  =====


      The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government's definition of an MSA.

      Insurance in Force by Policy Year

        The following table sets forth the dispersion of MGIC's primary insurance in force as of December 31, 1996, by year of policy origination since MGIC began operations on March 1, 1985:

        Primary Insurance In Force by Policy Year

                          Primary
                        Insurance in         Percent of
    Policy Year             Force              Total
                   (In millions of dollars)
    1985-1990            $   9,574              7.3%
    1991                   4,198                3.2
    1992                   12,790               9.7
    1993                   24,785               18.9
    1994                   24,249               18.5
    1995                   26,570               20.2
    1996                    29,231             22.2

      Total               $131,397             100.0%


      Product Characteristics of Risk in Force

        At December 31, 1996 and 1995, 99.2% and 99.0%, respectively, of MGIC's risk in force was primary insurance and the remaining risk in force was pool insurance. The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and
   (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.

                    Characteristics of Primary Risk in Force

                                               December 31,   December 31,
                                                   1996           1995

   Direct Risk in Force
     (Dollars in Millions) . . . . .          $29,308            $25,502

   Lender Concentration:
     Top 10 lenders  . . . . . . . .             17.9%              16.9%
     Top 20 lenders  . . . . . . . .             28.1%              25.6%

   LTV:(1)
     95s(2)  . . . . . . . . . . . .             43.5%              39.6%
     90s(3)  . . . . . . . . . . . .             56.2               60.2
     80s . . . . . . . . . . . . . .              0.3                0.2
                                               ------              ------
       Total . . . . . . . . . . . .            100.0%             100.0%
                                               ======              ======
   Loan Type:
     Fixed(4)  . . . . . . . . . . .             71.5%              70.5%
     ARM(5)  . . . . . . . . . . . .             25.0               26.0
     Balloon(6)  . . . . . . . . . .              3.4                3.4
     Other(7)  . . . . . . . . . . .              0.1                0.1
                                               ------              ------
       Total . . . . . . . . . . . .            100.0%             100.0%
                                               ======              ======
   Original Insured Loan Amount:
     $200,000 and less   . . . . . .             87.8%              89.1%
   Over $200,000   . . . . . . . . .             12.2               10.9
                                               ------              ------
                                                100.0%             100.0%
   Mortgage Term:
     15-years and under  . . . . . .              5.3%               6.5%
     Over 15 years . . . . . . . . .             94.7               93.5
                                                ------             ------
       Total . . . . . . . . . . . .            100.0%             100.0%
                                                ======             ======
   Property Type:
     Single-family(8)  . . . . . . .             93.4%              93.3%
     Condominium . . . . . . . . . .              6.1                6.2
     Other(9)  . . . . . . . . . . .              0.5                0.5
                                                ------             ------
       Total . . . . . . . . . . . .            100.0%             100.0%
                                                ======             ======
   Occupancy Status:
     Primary residence . . . . . . .             99.0%              99.3%
     Second home . . . . . . . . . .              0.8                0.6
     Non-owner occupied  . . . . . .              0.2                0.1
                                               ------              ------
       Total . . . . . . . . . . . .            100.0%             100.0%
                                                ======             ======
   ____________________

   (1) Loan-to-value represents the ratio (expressed as a percentage) of the dollar amount of the mortgage loan to the value of the property at the time the loan became insured. They are identified as in excess of 90% LTV ("95s"); in excess of 80% LTV and up to 90% LTV ("90s"); and equal to or less than 80% LTV ("80s").

   (2) Includes 97% LTV loans, which were 1.7% and 1.0%, respectively, of primary risk in force at December 31, 1996 and 1995.

   (3) MGIC includes in its classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At
        December 31, 1996 and 1995, 3.7% and 4.5%, respectively, of the primary risk in force consisted of these types of loans.

   (4) Includes fixed rate mortgages with temporary buydowns (where in effect, the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan).

   (5) Includes ARMs where payments adjust fully with interest rate adjustments. Also includes ARMs with negative amortization, which at December 31, 1996 and 1995, represented 2.2% and 2.4%, respectively, of primary risk in force. As of December 31, 1996 and 1995, ARMs with LTVs in excess of 90% represented 9.2% and 8.4%, respectively, of primary risk in force.

   (6) Balloon payment mortgages are loans with a maturity, typically five to seven years, that is shorter than the loans' amortization period.

   (7) Primarily includes graduated payment mortgages (loans with scheduled increases in monthly payments to shorten the loans' maturity).

   (8)  Includes townhouse-style attached housing with fee simple ownership.

   (9) Includes cooperatives and manufactured homes deemed to be real estate.


   C.  The WMAC Book

         The WMAC Book is in a "run-off" status and no new insurance has been written on the WMAC Book since February 28, 1985, other than pursuant to then existing agreements. In connection with the Acquisition, 100% of the WMAC Book was reinsured with several international reinsurers (the "WMAC Reinsurers"), and one of the WMAC Reinsurers retroceded a 20% quota share of the reinsurance on the WMAC Book to a subsidiary of the Company. In September, 1996, MGIC assumed from one of the WMAC Reinsurers all of such Reinsurer's reinsurance interest in the WMAC Book. As a result of these transactions and another transaction with a WMAC Reinsurer, at December 31, 1996, MGIC had an approximately 65% interest in renewal premiums and losses from the WMAC Book and had approximately $1.3 billion of risk in force from the WMAC Book. MGIC is administering the WMAC Book, collecting renewal premiums, administering claims on behalf of WMAC and advancing funds for the payment of claims on behalf of WMAC pursuant to a management agreement with WMAC.

   D.  Other Business

        The Company, through certain non-insurance subsidiaries, provides various mortgage services for the mortgage finance industry, such as contract underwriting, premium reconciliation and claims administration for the Department of Housing and Urban Development and the Resolution Trust Corporation, respectively, and secondary marketing of mortgage-related assets. The Company owns approximately 48% of Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), which began operations in mid-1996. C-BASS was formed to acquire, sell and service distressed and other types of residential whole loan mortgage assets and to acquire and sell certain classes of mortgage-backed securities. The revenues recognized from these mortgage services operations, other non-insurance services and C-BASS represented 3.0% and 3.6% of the Company's consolidated revenues in 1996 and 1995, respectively.

   E.  Investment Portfolio

      Policy and Strategy

        Cash flow from the Company's investment portfolio represented approximately 29% of its total cash flow from operations during 1996. The Company's long-term investment portfolio is managed by a subsidiary of The Northwestern Mutual Life Insurance Company, although the Company maintains overall control of investment policy and strategy. The Company maintains direct management of its short-term investment portfolio.

        The Company's current policies emphasize preservation of capital, as well as total return. Therefore, the Company's investment portfolio consists of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity commensurate with its perceived business outlook and the expected timing, direction and degree of changes in interest rates. The Company's investment policies in effect at December 31, 1996, limited investments in the securities of a single issuer (other than the U.S. government and its agencies). The Company's investment policies in effect at December 31, 1996, did not permit purchasing securities rated below "A."

        At December 31, 1996, based on amortized cost value, approximately 98.6% of the Company's total investment portfolio was invested in securities rated "A" or better, with 53.1% which were rated "AAA" and 20.5% which were rated "AA," in each case by at least one nationally recognized securities rating organization.

        The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

      Investment Operations

        At December 31, 1996, the consolidated book value (which is equal to market value) of the Company's investment portfolio was $2.0 billion. At December 31, 1996, municipal securities represented 70.0% of the book value of the total investment portfolio. Securities due within one year, within five to ten years, and after ten years, represented 8.8%, 42.8% and 38.2%, respectively, of such total book value.

        The Company's net pre-tax investment income was $105.4 million for the year ended December 31, 1996, representing an after-tax yield of 5.1% for the year, a decline from 5.2% for 1995, resulting from a decline in the average interest rate on investments in 1996 as compared to 1995.

        For further information concerning investment operations, see Note 4 to the consolidated financial statements of the Company, included in
   Exhibit 13 to this Annual Report on Form 10-K.

   F.  Regulation

      Direct Regulation

        The Company and its insurance subsidiaries, including MGIC, are subject to regulation, principally for the protection of policyholders, by the insurance departments of the various states in which each is licensed to do business. The nature and extent of such regulation varies, but generally depends on statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners.

        In general, such regulation relates, among other things, to licenses to transact business; policy forms; premium rates; annual and other reports on financial condition; the basis upon which assets and liabilities must be stated; requirements regarding contingency reserves equal to 50% of premiums earned; minimum capital levels and adequacy ratios; reinsurance requirements; limitations on the types of investment instruments which may be held in an investment portfolio; the size of risks and limits on coverage of individual risks which may be insured; deposits of securities; limits on dividends payable; and claims handling. Most states also regulate transactions between insurance companies and their parents or affiliates. For a description of limits on dividends payable, see Note 10 to the consolidated financial statements of the Company, included in Exhibit 13 to this Annual Report on Form 10-K.

        Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer's loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators. Legislatures and state insurance departments generally allow private mortgage insurers to insure residential loans with LTVs of up to 97%.

        A number of states generally limit the amount of insurance risk which may be written by a private mortgage insurer to 25 times the insurer's total policyholders' reserves, commonly known as the "risk-to-capital" requirement.

        MGIC is required to contribute to a contingency loss reserve an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years, except under certain circumstances.

        Mortgage insurers are generally single-line companies, restricted to writing residential mortgage insurance business only. This essentially prohibits MGIC from using its capital resources in support of other types of insurance or non-insurance business. Although the Company, as an insurance holding company, is prohibited from engaging in certain transactions with MGIC without submission to and, in some instances, prior approval of applicable insurance departments, the Company is not subject to insurance company regulation on its non-insurance businesses.

        Regulation of reinsurance varies by state. Except for Wisconsin, New York and California, most states have no special restrictions on reinsurance that would apply to private mortgage insurers other than standard reinsurance requirements applicable to property and casualty insurance companies. Standard reinsurance requirements generally involve the "admitting" or approving of reinsurers doing business in a particular state. Special restrictions, including trust fund or letter of credit requirements, may apply to reinsurance arrangements with reinsurers which are foreign or not admitted.

        As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. These requirements of Freddie Mac and Fannie Mae are subject to change from time to time. Currently, MGIC is an approved mortgage insurer for both Freddie Mac and Fannie Mae. To the extent Fannie Mae or Freddie Mac implements new eligibility requirements for mortgage insurers, changes current guarantee fee arrangements, allows alternative credit enhancement, or alters or liberalizes underwriting guidelines on low down payment mortgages they purchase, private mortgage insurers, including MGIC, are likely to respond to or comply with such actions in order to maintain market share of new insurance written.

        Fannie Mae has issued primary mortgage insurance master policy guidelines applicable to MGIC and all other Fannie Mae-approved private mortgage insurers, establishing certain minimum terms of coverage necessary in order for an insurer to be eligible to insure loans purchased by Fannie Mae. The terms of MGIC's Master Policy comply with these guidelines.

        Certain proposed legislation regarding cancellation of mortgage insurance is discussed at "The MGIC Book - Types of Product - Primary Insurance" above.

      Indirect Regulation

        The Company and MGIC are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and VA, and lenders. Private mortgage insurers, including MGIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended so as to change competition from government agencies, particularly FHA. Various proposals are discussed from time to time by Congress and certain federal agencies to reform or modify the FHA, but the scope and content of any such proposals, and whether they will be enacted into law, and their effect on MGIC cannot be predicted.

        During 1995, Fannie Mae and Freddie Mac each introduced their own automated underwriting systems which may be used by originators selling loans to them. As a result of these new systems and for other reasons, the process by which mortgage originators sell loans to Fannie Mae and Freddie Mac is becoming increasingly automated, a trend MGIC expects to continue. The selection of a private mortgage insurer is a decision that has traditionally been made by the mortgage loan originator who, for loans sold to Fannie Mae and Freddie Mac, may choose any insurer meeting their eligibility requirements. As a result of continuing automation, Fannie Mae and Freddie Mac could develop the capability to supplant the mortgage originator as the person making the insurance purchasing decision, although MGIC is not aware that either Fannie Mae or Freddie Mac has any plans to do so. The concentration of purchasing power that would be attendant if such development in fact occurred could adversely affect, from the Company's perspective, the terms on which mortgage insurance is written on loans sold to Fannie Mae and Freddie Mac.

        RESPA applies to most residential mortgage loans insured by MGIC, and regulations thereunder provide that mortgage insurance is a "settlement service" for purposes of mortgage loans subject to RESPA. Subject to certain exceptions, RESPA prohibits certain payments in money or other forms by providers of settlement services to their customers, such as mortgage lenders, in return for the referral of business to the provider.

        The OTS, the OCC, the Federal Reserve Board, and the Federal Deposit Insurance Corporation have uniform guidelines on real estate lending by insured lending institutions under their supervision. The guidelines specify that a residential mortgage loan originated with an LTV of 90% or greater should have appropriate credit enhancement in the form of mortgage insurance or readily marketable collateral, although no depth of coverage percentage is specified in the guidelines.

        Since 1989, OTS has had in effect its risk-based capital rules for savings institutions which establish a lower capital requirement if a low down payment loan is insured with private mortgage insurance, as opposed to being self-insured. To the extent risk-based capital rules for savings institutions are changed in the future, or if, as has been proposed by some plans, the functions and authority of the OTS are transferred to, or consolidated with, other federal banking agencies, and such actions do not continue to provide for favorable capital treatment for privately insured mortgage loans, some or all of the benefits of OTS' risk-based capital rules to MGIC and the mortgage insurance industry may be curtailed or eliminated.

        Lenders are subject to various laws, including the Home Mortgage Disclosure Act, the Community Reinvestment Act and the Fair Housing Act, and Fannie Mae and Freddie Mac are subject to various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons, or in targeted areas.

        There can be no assurance that other federal laws and regulations affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted, which will adversely affect the demand for private mortgage insurance.

      Employees

        At December 31, 1996, the Company had 1,026 full- and part-time employees, of whom 660 were assigned to its Milwaukee headquarters and 366 were assigned to its field offices.

   Item 2.  Properties.

      Properties

        At December 31, 1996, the Company leased office space in various cities throughout the United States comprising 122,000 square feet under leases expiring between 1997 and 2002 and which require annual rentals of $2.0 million in 1997.

        The Company owns its headquarters facility in downtown Milwaukee, Wisconsin which contains approximately 253,000 square feet of space. The Company also owns a 90,000 square foot office/warehouse facility in Milwaukee.

        The Company maintains two mainframe computers at its corporate data center located in its headquarters building to support its data processing requirements for accounting, claims, marketing, risk management, underwriting and non-insurance operations. The Company has in place back up procedures in the event of emergency situations.

   Item 3.  Legal Proceedings.

        Information concerning certain legal proceedings involving the Company and its subsidiaries is included in Notes 9 and 12 to the consolidated financial statements, included in Exhibit 13 to this Annual Report on Form 10-K, which Notes are incorporated herein by reference.

   Item 4.  Submission of Matters to a Vote of Security Holders.

        None

                               Executive Officers

        Certain information with respect to the Company's executive officers as of March 1, 1997 is set forth below:

   Name and Age                                Title

   William H. Lacy, 52 . . . .    President and Chief Executive Officer of
                                  the Company and Chairman of the Board and Chief Executive Officer of MGIC; Director of the Company and MGIC

   Curt S. Culver, 44  . . . .    President and Chief Operating Officer of
                                  MGIC and Executive Vice President of the
                                  Company

   J. Michael Lauer, 52  . . .    Executive Vice President and Chief
                                  Financial Officer of the Company and MGIC

   Lawrence J. Pierzchalski,
     44 . . . . . . . .  . . .    Executive Vice President,Risk Management
                                  of MGIC

   Gordon H. Steinbach, 51 . .    Executive Vice President,Credit Policy of
                                  MGIC

   Jeffrey H. Lane, 47 . . . .    Senior Vice President, General Counsel and
                                  Secretary of the Company and MGIC

   James S. MacLeod, 49  . . .    Senior Vice President,Field Operations of
                                  MGIC

        Mr. Lacy has served as President and Chief Executive Officer of the Company since October 1987 and Chairman of the Board and Chief Executive Officer of MGIC since May 1996. He was Executive Vice President and Chief Operating Officer of the Company from March 1985 to October 1987. He was President and Chief Executive Officer of MGIC from March 1985 to May 1996.

        Mr. Culver has served as President and Chief Operating Officer of MGIC and Executive Vice President of the Company since May 1996. Mr. Culver served as Executive Vice President+Marketing and Field Operations of MGIC from January 1995 to May 1996; was Executive Vice President+Marketing of MGIC from May 1993 to January 1995; was Executive Vice President-Corporate Development of MGIC from July 1992 to May 1993, and was Senior Vice President-Office of the President of MGIC from January 1991 to July 1992. He was Senior Vice President-Marketing of MGIC from April 1988 to January 1991 and held various management positions with MGIC in the areas of marketing and sales from March 1985 to April 1988.

        Mr. Lauer has served as Executive Vice President and Chief Financial Officer of the Company and MGIC since March 1989.

        Mr. Pierzchalski has served as Executive Vice President-Risk Management of MGIC since May 1996. He served as Senior Vice President-Risk Management of MGIC from July 1992 to May 1996. He was Vice President-Risk Management from April 1990 to July 1992, and held various management positions with MGIC in the areas of market research, corporate planning and risk management from March 1985 to April 1990.

        Mr. Steinbach has served as Executive Vice President-Credit Policy of MGIC since October 1996. He served as the Executive Vice President-Affordable Housing and Claims of MGIC from July, 1992 to October 1996 and was Executive Vice President-Risk Management/Claims of MGIC from April 1991 to July, 1992. He was Executive Vice President-Risk Management of MGIC from March 1988 to April 1991, Senior Vice President-Risk Management of MGIC from May 1986 to March 1988 and Senior Vice President-Underwriting from March 1985 to May 1986.

        Mr. Lane has served as Senior Vice President, General Counsel and Secretary of the Company and MGIC since August 1996. For more than five years prior to his joining the Company, Mr. Lane was a partner of Foley & Lardner, a law firm headquartered in Milwaukee, Wisconsin.

        Mr. MacLeod was appointed Senior Vice President - Field Operations of MGIC in May 1996 and was Senior Vice President - Sales of MGIC from January 1995 to May 1996. He served as Senior Vice President - Business Development Operations of MGIC from October 1994 to January 1995. Prior thereto he was Senior Vice President - Office of the President of MGIC from May 1993 to October 1994; was Senior Vice President - Marketing of MGIC from January 1991 to May 1993; was Senior Vice President - Division Manager of MGIC from July 1987 to January 1991 and had held various management positions with MGIC in the areas of underwriting and risk management from March 1985 to July 1987.


                                     PART II


   Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Market

                  The information set forth under the caption "MGIC Stock" in
                  Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference.

   Item 6.    Selected Financial Data.

                  The information set forth in the tables under the caption "Five-Year Summary of Financial Information" in Exhibit 13 to this Annual Report on Form 10-K is hereby incorporated by reference in answer to this Item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The information set forth under the caption "Management's Discussion and Analysis" in Exhibit 13 to this Annual Report on Form 10-K is hereby incorporated by reference in answer to this Item.

   Item 8.    Financial Statements and Supplementary Data.

                  The consolidated statements of operations, of shareholders' equity and of cash flows for each of the years in the three-year period ended December 31, 1996, and the related consolidated balance sheet of the Company as of December 31, 1996 and 1995, together with the related notes thereto and the report of independent accountants, as well as the unaudited quarterly financial data, all set forth in
                  Exhibit 13 to this Annual Report on Form 10-K, are hereby incorporated by reference in answer to this Item.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III


   Item 10.  Directors and Executive Officers of the Registrant.

                  The information on the Directors of the Registrant is included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the Executive Officers of the Registrant appears at the end of Part I of this Form 10-K.

   Item 11.  Executive Compensation.

                  This information is included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (other than information covered by Instruction (9) to Item 402(a) of Regulation S-K of the Securities and Exchange Commission), and is hereby incorporated by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                  This information is included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, and is hereby incorporated by reference.

   Item 13.  Certain Relationships and Related Transactions.

                  This information is included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders, and is hereby incorporated by reference.

                                     PART IV

   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.

        (a)  1.   Financial statements , The financial statements listed in
                  the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

             2. Financial statement schedules , The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

             3. Exhibits , The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item and the Exhibits listed in such Index are filed as part of this Form 10-K.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]

   Consolidated Financial Statements (all contained in Exhibit 13 to this Annual Report on Form 10-K)

   Consolidated statement of operations for each of the three years in the period ended December 31, 1996

   Consolidated balance sheet at December 31, 1996 and 1995

   Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1996

   Consolidated statement of cash flows for each of the three years in the period ended December 31, 1996

   Notes to consolidated financial statements

   Report of independent accountants

   Financial Statement Schedules (all contained immediately following the signature page to this Annual Report on Form 10-K)

   Report of independent accountants on financial statement schedules

   Schedules at and for the specified years in the three-year period ended December 31, 1996:

   Schedule I     -     Summary of investments - other than investments in
                        related parties

   Schedule II    -     Condensed financial information of Registrant

   Schedule IV    -     Reinsurance

   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 1997.

   MGIC INVESTMENT CORPORATION

   By  /s/ William H. Lacy
       William H. Lacy
       President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

   Name and Title


   /s/ William H. Lacy
   William H. Lacy
   President, Chief Executive Officer and
     Director


   /s/ J. Michael Lauer
   J. Michael Lauer
   Executive Vice President and
     Chief Financial Officer
   (Principal Financial Officer)


   /s/ Patrick Sinks
   Patrick Sinks
   Vice President, Controller and
     Chief Accounting Officer
   (Principal Accounting Officer)


   /s/ James A. Abbott
   James A. Abbott
   James A. Abbott, Director


   /s/ Mary K. Bush
   Mary K. Bush, Director



   Karl E. Case, Director


   /s/ David S. Engleman
   David S. Engelman
   David S. Engelman, Director


   /s/ James D. Ericson
   James D. Ericson, Director


   /s/ Kenneth M. Jastrow, II
   Kenneth M. Jastrow, II, Director


   /s/ Sheldon B. Lubar
   Sheldon B. Lubar, Director


   /s/ William A. McIntosh
   William A. McIntosh, Director


   /s/ Leslie M. Muma
   Leslie M. Muma, Director


   /s/ Wayne J. Roper
   Wayne J. Roper, Director


   /s/ Peter J. Wallison
   Peter J. Wallison, Director


   /s/ Edward J. Zore
   Edward J. Zore, Director

                                      100 East Wisconsin Avenue
                                      Telephone 414 276 9500
                                      Suite 1500
                                      Milwaukee,  WI  53202

   PRICE WATERHOUSE LLP


                      Report of Independent Accountants on
                          Financial Statement Schedules


   To the Board of Directors
   of MGIC Investment Corporation


   Our audits of the consolidated financial statements referred to in our report dated January 8, 1997 appearing on page 27 of the 1996 Annual Report to Shareholders of MGIC Investment Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included audits of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


   PRICE WATERHOUSE LLP

   Milwaukee, Wisconsin
   January 8, 1997

                           MGIC INVESTMENT CORPORATION

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1996

                                                                  Amount at
                                                               which shown in
                                         Amortized     Market    the balance
                                           Cost         Value       sheet
          Type of Investment                  (In thousands of dollars)

   Fixed maturities:
      Bonds:
          United States Government
            and government agencies
            and authorities                $77,498      $78,636     $78,636
          States, municipalities and
            political subdivisions        1,364,790   1,420,727   1,420,727
          Foreign governments                13,966      14,391      14,391
          Public utilities                   56,262      56,629      56,629
          All other corporate bonds         312,355     314,083     314,083
      Redeemable preferred stocks             7,322       7,615       7,615
                                          ---------  ----------   ---------
            Total fixed maturities        1,832,193   1,892,081   1,892,081

   Equity securities:
      Common stocks:
          Banks, trust and insurance
            companies                        1,333       4,039        4,039
                                          ---------   ---------   ---------
            Total equity securities          1,333       4,039        4,039
                                          ---------   ---------   ---------
   Short-term investments                   140,114    140,114      140,114
                                          ---------   ---------   ---------
            Total investments           $1,973,640  $2,036,234   $2,036,234
                                         ==========  ==========  ==========

                           MGIC INVESTMENT CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             CONDENSED BALANCE SHEET
                               PARENT COMPANY ONLY

                           December 31, 1996 and 1995


                                            1996          1995
                                       (In thousands of dollars)
   ASSETS

   Investment portfolio, at
     market value:
       Fixed maturities                      $20,211      $  17,798
       Equity securities                          -              30
       Short-term investments                  4,683          4,120
                                          ----------     ----------
         Total investment portfolio           24,894         21,948

   Cash                                            7              9
   Investment in subsidiaries,
     at equity in net assets               1,341,206      1,104,455
   Income taxes receivable -
     affiliates                               12,088          5,645
   Accrued investment income                     260            278
   Other assets                                   16              -
                                          ----------     ----------

         Total assets                     $1,378,471    $ 1,132,335
                                          ==========     ==========

   LIABILITIES AND SHAREHOLDERS'
   EQUITY

   Liabilities:
     Accounts payable -
       affiliates                            $12,356        $10,943
                                          ----------     ----------

   Shareholders' equity (note B):
     Common stock, $1 par value,
       shares authorized 150,000,000;
       shares issued 60,555,400;
       outstanding 1996 - 58,950,434;
       1995 - 58,629,420                      60,555         60,555
     Paid-in surplus                         268,540        259,430
     Treasury stock (shares at cost,
       1996 - 1,604,966; 1995 -
       1,925,980)                             (7,073)        (8,172)
     Unrealized appreciation in
       investment portfolio of
       subsidiaries, net of tax               40,685         54,737
     Retained earnings                     1,003,408        754,842
                                          ----------     ----------
         Total shareholders' equity        1,366,115      1,121,392
                                          ----------     ----------
         Total liabilities and
         shareholders' equity             $1,378,471     $1,132,335
                                          ==========     ==========


   See accompanying supplementary notes to Parent Company condensed financial statements.

                           MGIC INVESTMENT CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF OPERATIONS
                               PARENT COMPANY ONLY
                  Years Ended December 31, 1996, 1995 and 1994

                                         1996       1995     1994

                                         (In thousands of dollars)

   Revenue:
      Equity in undistributed
        net income of subsidiaries    $240,631  $186,184   $153,756
      Dividends received from
        subsidiaries                    16,349    20,521      4,802
      Investment income, net             1,256       902      1,048
      Realized investment (losses)
        gains, net                         (32)       42          -
      Other income                           3         -          -
                                     ---------   --------   --------

          Total revenue                258,207   207,649    159,606
                                     ---------   --------   --------
   Expenses:
      Operating expenses                   216        84         93
                                     ---------   --------   --------
          Total expenses                   216        84         93
                                     ---------   --------   --------
   Income before tax                   257,991   207,565    159,513

   Credit for income tax                     -         -         (5)
                                     ---------   --------   --------
   Net income                        $ 257,991  $207,565  $ 159,518
                                     =========   =========  ========

   See accompanying supplementary notes to Parent Company condensed financial statements.

                           MGIC INVESTMENT CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF CASH FLOWS
                               PARENT COMPANY ONLY
                  Years Ended December 31, 1996, 1995 and 1994

                                            1996       1995      1994
                                            (In thousands of dollars)
   Cash flows from operating
     activities:
       Net income                          $257,991  $207,565  $159,518
       Adjustments to reconcile net
         income to net cash provided
         by operating activities:
           Equity in undistributed net
             income of subsidiaries        (240,631) (186,184) (153,756)
           Increase in income taxes
             receivable                      (6,443)   (1,969)   (1,267)
           Decrease in accrued investment
             income                              18        31        40
           Increase in accounts payable -
             affiliates                       1,413     1,704     3,484
           Decrease in other liabilities        -        (226)     (733)
           Other                                 (1)     (233)      197
                                           --------  --------  --------
   Net cash provided by operating
     activities                              12,347    20,688     7,483
                                           --------  --------  --------
   Cash flows from investing activities:
      Increase in investment in
        subsidiaries                        (10,000)  (15,000)        -
      Purchase of fixed maturities           (7,232)  (11,034)     (355)
      Sale of fixed maturities                4,632    9,205      1,970
      Sale of equity securities                  30         -         -
                                           --------  --------  --------
   Net cash (used in) provided by
     investing activities                   (12,570)  (16,829)    1,615
                                           --------  --------  --------
   Cash flows from financing activities:
      Dividends paid to shareholders         (9,425)   (9,371)   (9,335)
      Reissuance of treasury stock           10,209     6,079     2,151
                                           --------  --------  --------
   Net cash provided by (used in)
     financing activities                       784    (3,292)   (7,184)
                                           --------  --------  --------
   Net increase in cash and short-term
     investments                                561       567     1,914
   Cash and short-term investments at
     beginning of year                        4,129     3,562     1,648
                                           --------  --------  --------
   Cash and short-term investments
     at end of year                          $4,690    $4,129    $3,562
                                           ========  ========  ========

     See accompanying supplementary notes to Parent Company condensed financial statements.

   MGIC INVESTMENT CORPORATION

   SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               PARENT COMPANY ONLY

                               SUPPLEMENTARY NOTES


   Note A

      The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 14 through 27 of the MGIC Investment Corporation 1996 Annual Report to Shareholders.

   Note B

      The Company's insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders' surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. In 1997, the Company's principal insurance subsidiary, Mortgage Guaranty Insurance Corporation can pay $25.2 million of dividends and the other insurance subsidiaries of the Company can pay $3.0 million of dividends without such regulatory approval.

      Certain of the Company's non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company's ability to pay dividends. In 1997, the Company can pay dividends of $35.5 million from the Parent Company's funds and funds available from the non-insurance subsidiaries. In 1996, 1995 and 1994, the Company paid dividends of $9.4 million, $9.4 million and $9.3 million, respectively or $.16 per share.

                           MGIC INVESTMENT CORPORATION

                            SCHEDULE IV - REINSURANCE

                       MORTGAGE INSURANCE PREMIUMS EARNED
                  Years Ended December 31, 1996, 1995 and 1994

                                            Assumed            Percentage
                                 Ceded to    From              of Amount
                      Gross       Other      Other       Net   Assumed to
                      Amount    Companies  Companies   Amount     Net
                                  (In thousands of dollars)

   Year ended
   December 31,

   1996             $623,148     $19,350   $13,245    $617,043    2.1%
                    =========   =========  =========  =========

   1995             $522,069     $23,760    $8,191    $506,500    1.6%
                    =========   =========  =========  =========

   1994             $425,277     $31,492   $10,205    $403,990    2.5%
                    =========   =========  =========  =========

                                INDEX TO EXHIBITS

                                  [Item 14(a)3]

    Exhibit
    Numbers       Description of Exhibits

    3.1 Articles of Incorporation, as amended, including Articles of Amendment effective May 23, 1994.(1)


    3.2           Amended and Restated Bylaws.(2)

    4.1           Article 6 of the Articles of Incorporation
                  (included within Exhibit 3.1)

    4.2           Amended and Restated Bylaws (included as
                  Exhibit 3.2)

    10.1 Common Stock Purchase Agreement between the Company and The Northwestern Mutual Life Insurance Company ("NML"), dated November 30, 1984(3)

    10.2 Reinsurance Management Agreement between WMAC and MGIC, dated February 28, 1985(4)

    10.3 Reinsurance Management Agreement between Mortgage Guaranty Reinsurance Corporation ("MGRC") and MGIC, effective September 30, 1985(5)

    10.4 Tax Agreement between NML, the Company and certain subsidiaries of the Company, dated January 1, 1986, including amendment thereto dated as of August 2, 1991(6)

    10.5 Tax Sharing Agreement between the Company, MGIC and certain subsidiaries of MGIC, dated January 22, 1986(7)

    10.6 Amendment to Tax Agreement, dated as of August 14, 1991, by and between NML, the Company, and its subsidiaries(8)

    10.7 Investment Advisory and Servicing Agreement between the Company and NML Equity Services, Inc. (now known as Northwestern Mutual Investment Services,Inc.), dated December 29, 1989, as amended by Amendment dated as of January 19, 1993(9)

    10.8          Amendment to Investment Advisory and Servicing
                  Agreement described in Exhibit 10.9, dated as of February 1, 1995.(10)

    10.9          Amendment to Investment Advisory and Servicing
                  Agreement described in Exhibit 10.9, dated as of January 26, 1996.(11)

    10.10 MGIC Investment Corporation Amended and Restated 1989 Stock Option Plan (including forms of option agreement).(12)

    10.11 MGIC Investment Corporation 1991 Stock Incentive Plan (formerly known as the 1991 Stock Option
                  Plan).(13)

    10.12         Form of Stock Option Agreement under 1991 Stock
                  Option Plan (now known as the 1991 Stock Incentive
                  Plan).(14)

    10.13         Two forms of Stock Option Agreements under 1991
                  Stock Incentive Plan (1994 Form 1 and 1994 Form
                  2).(15)

    10.14 Form of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.(16)

    10.15         Executive Bonus Plan

    10.16         Supplemental Executive Retirement Plan.

    10.17 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(17)

    10.18 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(18)

    10.19 Two forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-
                  Employee Directors.(19)

    10.20 Form of MGIC Mortgage Guaranty Master Policy, in effect generally for insurance commitments issued beginning March 1, 1995, including the Master Policy Program Endorsement relating to delegated underwriting.(20)

    11            Statement re:  computation of per share earnings

    13            Information from the 1996 Annual Report of the
                  Company to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

    21            List of Subsidiaries

    23            Consent of Price Waterhouse LLP

    27            Financial Data Schedule

        Supplementary List of the above Exhibits which relate to management contracts or compensatory plans or arrangements.

    10.10 MGIC Investment Corporation Amended and Restated 1989 Stock Option Plan (including forms of option agreement).(12)

    10.11 MGIC Investment Corporation 1991 Stock Incentive Plan (formerly known as the 1991 Stock Option
                  Plan).(13)

    10.12         Form of Stock Option Agreement under 1991 Stock
                  Option Plan (now known as the 1991 Stock Incentive
                  Plan).(14)

    10.13         Two forms of Stock Option Agreements under 1991
                  Stock Incentive Plan (1994 Form 1 and 1994 Form
                  2).(15)

    10.14 Form of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.(16)

    10.15         Executive Bonus Plan

    10.16         Supplemental Executive Retirement Plan.

    10.17 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(17)


    10.18 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(18)

    10.19 Two forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-
                  Employee Directors.(19)

             The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to the Company's
   Form S-1 Registration Statement (No. 33-41289), which became effective in August 1991 (the "1991 S-1"), or to the Company's Form S-1 Registration Statement (No. 33,47272) which became effective in June 1992 (the "1992 S-1"); or to the Company's Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994 or 1995 (the "1991 10-K," "1992 10-K,"
   "1993 10-K," "1994 10-K," and "1995 10-K," respectively; or to the
   Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 (the "10-Q as of June 30, 1994"). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

   (1)    Exhibit 3.3 to the 10-Q as of June 30, 1994.


   (2)    Exhibit 3.2 to the 1991 S-1 and the amendment thereto is
          Exhibit 3.3 to the 1992 10-K.

   (3)    Exhibit 10.1 to the 1991 S-1.

   (4)    Exhibit 10.6 to the 1991 S-1.

   (5)    Exhibit 10.7 to the 1991 S-1.

   (6) The Tax Agreement is Exhibit 10.8 to the 1991 S-1 and the amendment thereto is Exhibit 10.21 to the 1991 S-1.

   (7)    Exhibit 10.9 to the 1991 S-1.

   (8)    Exhibit 10.10 to the 1991 10-K.

   (9)    Exhibit 10.12 to the 1991 S-1 and the amendment thereto is
          Exhibit 10.15 to the 1992 10-K.

   (10)   Exhibit 10.11 to the 1994 10-K.

   (11)   Exhibit 10.11 to the 1995 10-K

   (12)   Exhibit 10.16 to the 1991 S-1.

   (13) Exhibit 10.29 to the 10-Q as of June 30, 1994. (The 1991 Stock Option Plan was contained in Exhibit 10.17 to the 1991 S-1.)

   (14)   Exhibit 10.19 to the 1991 10-K.

   (15)   Exhibits 10.30 and 10.31 to the 10-Q as of June 30, 1994.

   (16)   Exhibit 10.32 to the 10-Q as of June 30, 1994.

   (17)   Exhibit 10.23 to the 1993 10-K.

   (18)   Exhibit 10.24 to the 1993 10-K.

   (19)   Exhibits 10.27 and 10.28 to the 10-Q as of June 30, 1994.

   (20)   Exhibit 10.26 to the 1994 10-K.