Form 10-Q
period 1997-03-31
MGIC INVESTMENT CORP
filed 1997-05-14
CIK 876437

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 ____________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended MARCH 31, 1997
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________ to ________ Commission file number 1-10816
                         MGIC INVESTMENT CORPORATION
           (Exact name of registrant as specified in its charter)

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

        YES     X                          NO
            --------                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK      PAR VALUE      DATE      NUMBER OF SHARES
--------------      ---------     -------    ----------------
Common stock        $1.00         3/31/97       59,149,086

                         MGIC INVESTMENT CORPORATION
                              TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            March 31, 1997 (Unaudited) and December 31, 1996             3

          Consolidated Statement of Operations for the Three
            Months Ended March 31, 1997 and 1996 (Unaudited)             4

          Consolidated Statement of Cash Flows for the Three Months
            Ended March 31, 1997 and 1996 (Unaudited)                    5

          Notes to Consolidated Financial Statements (Unaudited)        6-7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8-11


PART II.  OTHER INFORMATION

Item 5.   Other Information                                             12

Item 6.   Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                              13

INDEX TO EXHIBITS                                                       14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
               March 31, 1997 (Unaudited) and December 31, 1996

                                                       March 31,   December 31,
                                                         1997          1996
                                                       ---------   ------------
ASSETS                                                (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $1,912,393   $1,892,081
    Equity securities                                      4,039        4,039
    Short-term investments                               157,917      140,114
                                                      ----------   ----------
      Total investment portfolio                       2,074,349    2,036,234

Cash                                                       6,590        3,861
Accrued investment income                                 28,573       33,363
Reinsurance recoverable on loss reserves                  28,799       29,827
Reinsurance recoverable on unearned premiums              10,140       11,745
Home office and equipment, net                            34,302       35,050
Deferred insurance policy acquisition costs               30,756       31,956
Other assets                                              43,264       40,279
                                                      ----------   ----------
      Total assets                                    $2,256,773   $2,222,315
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Loss reserves                                       $  536,974   $  514,042
  Unearned premiums                                      203,016      219,307
  Mortgages payable (note 2)                                   -       35,424
  Income taxes payable                                    20,949       23,111
  Other liabilities                                       73,408       64,316
                                                      ----------   ----------
      Total liabilities                                  834,347      856,200
                                                      ----------   ----------
Contingencies (note 3)

Shareholders' equity:
  Common stock, $1 par value, shares authorized
    150,000,000; shares issued 60,555,400;
    shares outstanding, 3/31/97 - 59,149,086;
    1996 - 58,950,434                                     60,555       60,555
  Paid-in surplus                                        276,793      268,540
  Treasury stock (shares at cost, 3/31/97 - 1,406,314;
    1996 - 1,604,966)                                     (6,236)      (7,073)
  Unrealized appreciation in investments, net of tax      17,834       40,685
  Retained earnings                                     1,073,480   1,003,408
                                                       ----------  ----------
      Total shareholders' equity                        1,422,426   1,366,115
                                                       ----------  ----------
      Total liabilities and shareholders' equity       $2,256,773  $2,222,315
                                                       ==========  ==========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1997       1996
                                                      ------     ------
                                                   (In thousands of dollars,
                                                    except per share data)
Revenues:
  Premiums written:
    Direct                                           $155,289   $125,011
    Assumed                                             2,794      1,661
    Ceded                                              (2,477)    (3,144)
                                                     --------   --------
  Net premiums written                                155,606    123,528
  Decrease in unearned premiums                        14,686     21,112
                                                     ---------  --------
  Net premiums earned                                 170,292    144,640
  Investment income, net of expenses                   29,508     24,261
  Realized investment gains, net                           89        339
  Other revenue                                         5,202      5,397
                                                     --------   --------
    Total revenues                                    205,091    174,637
                                                     --------   --------
Losses and expenses:
  Losses incurred, net                                 63,194     56,837
  Underwriting and other expenses                      38,213     35,704
  Interest expense (note 2)                               319        947
  Ceding commission                                      (542)      (841)
                                                     --------   --------
    Total losses and expenses                         101,184     92,647
                                                     --------   --------
Income before tax                                     103,907     81,990

Provision for income tax                               31,471     23,530
                                                     --------   --------
Net income                                           $ 72,436   $ 58,460
                                                     ========   ========
Net income per share                                 $   1.21   $   0.98
                                                     ========   ========
Weighted average common shares
  outstanding (shares in thousands)                    59,661     59,408
                                                     ========   ========
Dividends per share                                  $   0.04   $   0.04
                                                     ========   ========
Pro forma earnings per share (unaudited; see note 4) $   0.61   $   0.49
                                                     ========   ========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         1997        1996
                                                        ------      ------
                                                    (In thousands of dollars)
Cash flows from operating activities:
  Net income                                           $ 72,436    $ 58,460
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                 7,317       7,893
      Increase in deferred insurance policy
        acquisition costs                                (6,117)     (6,393)
      Depreciation and amortization                       2,017       2,142
      Decrease in accrued investment income               4,790       2,893
      Decrease in reinsurance recoverable
        on loss reserves                                  1,028         807
      Decrease in reinsurance recoverable on
        unearned premiums                                 1,605       2,074
      Increase in loss reserves                          22,932      30,109
      Decrease in unearned premiums                     (16,291)    (23,185)
      Other                                              15,726       5,118
                                                       --------    --------
Net cash provided by operating activities               105,443      79,918
                                                       --------    --------
Cash flows from investing activities:
  Purchase of fixed maturities:
    Available-for-sale securities                      (165,998)   (104,609)
  Proceeds from sale or maturity of fixed maturities:
    Available-for-sale securities                       109,782      30,964
                                                       --------    --------
Net cash used in investing activities                   (56,216)    (73,645)
                                                       --------    --------
Cash flows from financing activities:
  Dividends paid to shareholders                         (2,361)     (2,354)
  Principal repayments on mortgages payable             (35,424)        (95)
  Reissuance of treasury stock                            9,090       8,720
                                                       --------    --------
Net cash (used in) provided by financing activities     (28,695)      6,271
                                                       --------    --------
Net increase in cash and short-term investments          20,532      12,544
Cash and short-term investments at beginning of year    143,975      90,264
                                                       --------    --------
Cash and short-term investments at end of period       $164,507    $102,808
                                                       ========    ========


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997
                                 (Unaudited)


Note 1 - Basis of presentation

      The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the "Company") and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K for that year.

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

Note 2 - Mortgages payable

     In January 1997, the Company repaid mortgages payable of $35.4 million, which were secured by the home office and substantially all of the furniture and fixtures of the Company. As a result, interest expense on the mortgages decreased to $.3 million during the three months ended March 31, 1997 from $.9 million for the same period in 1996.

Note 3 - Contingencies

    The Company is involved in litigation in the normal course of business. In the opinion of management, the ultimate disposition of the pending litigation will not have a material adverse effect on the financial position of the Company.

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

Note 4 - Subsequent events

    On May 1, 1997 the Company's Board of Directors declared a two-for-one stock split of the Company's common stock in the form of a 100% stock dividend. The additional shares of common stock will be issued on June 2, 1997 to shareholders of record on May 19, 1997. In addition, the Company's Board of Directors also declared a cash dividend on the outstanding shares of common stock of $0.05 per share, before giving effect to the two-for-one stock split, which represents a 25% increase from the previous rate of $0.04. The cash dividend is payable June 2, 1997, to shareholders of record at the close of business on May 19, 1997.

     Unaudited pro forma shareholders' equity information at March 31, 1997, giving effect to the stock split, is as follows:

     Shares of common stock issued                 121,110,800
     Shares of common stock outstanding            118,298,172
     Common stock, $1 par value                 $121.1 million
     Paid-in surplus                            $216.2 million

     Unaudited pro forma earnings per share, giving effect to the stock split, is presented on the Consolidated Statement of Operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

  Three Months Ended March 31, 1997 Compared With Three Months
  Ended March 31, 1996

     Net income for the three months ended March 31, 1997 was $72.4 million, compared to $58.5 million for the same period of 1996, an increase of 24%. Net income per share for the three months ended March 31, 1997 was $1.21 compared to $0.98 in the same period last year, an increase of 24%.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended March 31, 1997 was $6.5 billion, compared to $7.5 billion in the same period of 1996. Refinancing activity accounted for 17% of new primary insurance written in the first quarter of 1997, compared to 29% in the first quarter of 1996.

     New insurance written for the first quarter of 1997 reflected an increase in the usage of the monthly premium product to 92% of new insurance written from 88% of new insurance written in the first quarter of 1996. New insurance written for adjustable-rate mortgages ("ARMS") increased to 26% of new insurance written in the first quarter of 1997 from 17% of new insurance written in the same period of 1996.

     The $6.5 billion of new primary insurance written during the first quarter of 1997 was partially offset by the cancellation  of  $5.1  billion of  insurance  in  force,  and resulted in a net increase of $1.4 billion in primary insurance in force, compared to new primary insurance written of $7.5 billion, the cancellation of $5.6 billion, and a net increase of $1.9 billion during the first quarter of 1996. Direct primary insurance in force was $132.8 billion at March 31, 1997 compared to $122.2 billion at March 31, 1996. Cancellation activity could increase in 1997 if proposed legislation regarding cancellation of mortgage insurance is enacted. (See Safe Harbor Statement at the end of this document.)

     During the first quarter of 1997, the Company began writing new pool insurance generally covering fixed rate, 30 year mortgage loans delivered to the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool insurance written during the three months ended March 31, 1997 was $3.0 billion which was virtually all agency pool insurance. A minimal amount of new pool insurance written was associated with loans insured under state housing finance programs. The new risk written related to the agency pool insurance was approximately $30 million. The Company expects the use of the agency pool product to increase in 1997 but does not anticipate that new risk written under this product will be material to its total risk in force.

     Net premiums written were $155.6 million during the first quarter of 1997, compared to $123.5 million during the first quarter of 1996, an increase of $32.1 million or 26%. The increase was primarily a result of the growth in insurance in force.

     Net premiums earned were $170.3 million for the first quarter of 1997, compared to $144.6 million for the first quarter of 1996, an increase of $25.7 million, or 18%, primarily reflecting the growth of insurance in force.

     Investment income for the first quarter of 1997 was $29.5 million, an increase of 22% over the $24.3 million in the first quarter of 1996. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2,010.3 million for the first quarter of 1997 from $1,648.4 million for the first quarter of 1996, an increase of 22%. The portfolio's average pre-tax investment yield was 5.9% for the first quarter of 1997 and 1996. The portfolio's average after-tax investment yield was 5.0% for the first quarter of 1997 compared to 5.1% for the first quarter of 1996.
      Other revenue, primarily contracts with government agencies for premium reconciliation and claim administration and fee-based services for underwriting, was $5.2 million in the first quarter of 1997, slightly below the $5.4 million in the same period of 1996.

     Net losses incurred increased to $63.2 million during the first quarter of 1997 from $56.8 million during the first
quarter  of  1996,  an  increase of 11%.   Such  increase  was
primarily due to an increase in the notice inventory, which resulted from a higher percentage of the Company's insurance in force reaching its peak claim paying years and higher delinquency levels on insurance written from 1994 through 1996. Net incurred losses also increased due to an increase in severity as a result of the continued high level of loss activity in certain high cost geographic regions and an increase in claim amounts on defaults with higher coverages. The Company expects that, in general, incurred losses will continue to rise as a result of the factors mentioned above. At March 31, 1997, 63% of MGIC's insurance in force was written during the preceding thirteen quarters, compared to 74% at March 31, 1996. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical
pattern of other loans.  A substantial portion of   the
insurance written in 1992 and 1993 represented insurance on the refinance of mortgage loans originated in earlier years. (See Safe Harbor Statement at the end of this document.)

     Underwriting and other expenses increased 7% to $38.2 million in the first quarter of 1997 from $35.7 million in the first quarter of 1996. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax due to higher premiums written.

    Interest expense on the mortgages decreased to $.3 million during the quarter ended March 31, 1997 from $.9 million for the same period in 1996. The decrease is a result of the repayment of the mortgages payable in January 1997.

    The consolidated insurance operations loss ratio was 37.1% for the first quarter of 1997 compared to 39.3% for the first quarter of 1996. The consolidated insurance operations expense and combined ratios were 21.1% and 58.2%, respectively, for the first quarter of 1997 compared to 25.5% and 64.8% for the first quarter of 1996.

     The effective tax rate was 30.3% in the first quarter of 1997, compared to 28.7% in the first quarter of 1996. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1997 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities for the three months ended March 31, 1997, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. In January 1997, the Company repaid mortgages payable of $35.4 million, which were secured by the home office and substantially all of the furniture and fixtures of the Company, with internally generated funds.

     Consolidated total investments were $2,074.3 million at March 31, 1997, compared to $2,036.2 million at December 31, 1996, an increase of 2%. This increase is due primarily to positive cash flow from operations offset by the $35.4 million repayment of the mortgages payable and by a $35.2 million
decrease   in  unrealized  gains.  The  investment   portfolio
includes  unrealized gains on  securities marked to market  at
March  31, 1997 and December 31, 1996  of  $27.4 million   and
$62.6 million, respectively. As of March 31, 1997, the Company had $157.9 million of short-term investments with maturities of 90 days or less. In addition, at March 31,
1997,   based   on   amortized  cost,  the   Company's   total
investments, which were virtually all comprised of fixed maturities, were approximately 99% invested in "A" rated and
above,   readily   marketable  securities,   concentrated   in
maturities of less than 15 years.

    Consolidated loss reserves increased 4% to $537.0 million at March 31, 1997 from $514.0 million at December 31, 1996, reflecting the higher level of defaults for the reasons described above. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $16.3 million from $219.3 million at December 31, 1996 to $203.0 million at March 31, 1997, primarily reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $1.6 million to $10.1 million at March
31, 1997 from $11.7 million at December 31, 1996, primarily reflecting the reduction in unearned premiums.

     Consolidated shareholder's equity increased to $1,422.4 million at March 31, 1997, from $1,366.1 million at December 31, 1996, an increase of 4%. This increase consisted of $72.4 million of net income during the first three months of 1997 and $9.1 million from the reissuance of treasury stock, offset by a decrease in net unrealized gains on investments of $22.8 million, net of tax, and dividends declared of $2.4 million.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 17.5:1 at March 31, 1997 compared to 18.1:1 at December 31, 1996. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $.5 billion, net of reinsurance, during the first three months of 1997.

    The Company's combined insurance risk-to-capital ratio was
18.2:1  at March 31, 1997, compared to 18.8:1 at December  31,
1996.   The  decrease was due to the same reasons as described
above.

SAFE HARBOR STATEMENT

    The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995, which applies to all statements in this Form 10-Q, which are not historical facts and to all oral statements that the Company may make from time to time relating thereto which are not historical facts (such written and oral statements are herein referred to as "forward looking statements"):

     Actual results may differ materially from those comtemplated by the forward looking statements.
     These forward looking statements involve risks and uncertainties, including but not limited to, the following risks:

     - that cancellations may be higher than projected and persistency may be lower than projected due to refinancings, changes in the Federal Home Loan
        Mortgage Corporation or Federal National Mortgage
        Association cancellation policies or legislation or other factors; and

     - that delinquencies, incurred losses or paid losses may increase faster than projected as a result of adverse changes in regional or national economies, a reduction in the growth of borrower income, a reduced level of borrower creditworthiness, and a reduced level of housing appreciation.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

          For a discussion of certain litigation brought by borrowers challenging the necessity of maintaining mortgage insurance in certain circumstances, see the last paragraph of Note 3 to the Consolidated Financial Statements (Unaudited) of the Company contained in Part I above.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits   -   The  exhibits   listed   in   the
               accompanying Index to Exhibits are filed as part of this Form 10-Q.

          (b)  Reports on Form 8-K - No reports were  filed  on
               Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 8, 1997.



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