Form 10-Q
period 1997-06-30
MGIC INVESTMENT CORP
filed 1997-08-14
CIK 876437

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended JUNE 30, 1997
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
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

        YES     X                          NO
            ---------                         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK     PAR VALUE      DATE       NUMBER OF SHARES
--------------     ---------      ----       ----------------
Common stock       $1.00         7/18/97        114,122,499

                         MGIC INVESTMENT CORPORATION
                              TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            June 30, 1997 (Unaudited) and December 31, 1996              3

          Consolidated Statement of Operations for the Three and Six
            Month Periods Ended June 30, 1997 and 1996 (Unaudited)       4

          Consolidated Statement of Cash Flows for the Six Months
            Ended June 30, 1997 and 1996 (Unaudited)                     5

          Notes to Consolidated Financial Statements (Unaudited)        6-7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8-15


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                         16

Item 4.   Submission of Matters to a Vote of Security Holders          16-17

Item 6.   Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                              18

INDEX TO EXHIBITS                                                       19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                June 30, 1997 (Unaudited) and December 31, 1996

                                                       June 30,    December 31,
                                                         1997          1996
                                                       --------    ------------
ASSETS                                                (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $2,019,757   $1,892,081
    Equity securities                                     45,618        4,039
    Short-term investments                                90,848      140,114
                                                      ----------   ----------
      Total investment portfolio                       2,156,223    2,036,234

Cash                                                       7,061        3,861
Accrued investment income                                 34,128       33,363
Reinsurance recoverable on loss reserves                  26,266       29,827
Reinsurance recoverable on unearned premiums               9,417       11,745
Home office and equipment, net                            34,408       35,050
Deferred insurance policy acquisition costs               29,556       31,956
Other assets                                              52,266       40,279
                                                      ----------   ----------
      Total assets                                    $2,349,325   $2,222,315
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss reserves                                       $  553,400   $  514,042
  Unearned premiums                                      199,729      219,307
  Mortgages payable (note 2)                                   -       35,424
  Income taxes payable                                     9,022       23,111
  Other liabilities                                       60,175       64,316
                                                      ----------   ----------
      Total liabilities                                  822,326      856,200
                                                      ----------   ----------
Contingencies (note 3)

Shareholders' equity (note 4):
  Common stock, $1 par value, shares authorized
    150,000,000; shares issued 121,110,800;
    shares outstanding, 6/30/97 - 118,381,084;
    1996 - 117,900,868                                   121,111      121,111
  Paid-in surplus                                        217,894      207,984
  Treasury stock (shares at cost, 6/30/97 - 2,729,716;
    1996 - 3,209,932)                                     (6,052)      (7,073)
  Unrealized appreciation in investments, net of tax      42,907       40,685
  Retained earnings                                    1,151,139    1,003,408
                                                      ----------   ----------
      Total shareholders' equity                       1,526,999    1,366,115
                                                      ----------   ----------
      Total liabilities and shareholders' equity      $2,349,325   $2,222,315
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            Three and Six Month Periods Ended June 30, 1997 and 1996
                                   (Unaudited)

                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                ------------------    -----------------
                                  1997       1996       1997       1996
                                 ------     ------     ------     ------
                            (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                      $171,110   $143,648   $326,399   $268,659
    Assumed                        3,065      1,601      5,859      3,262
    Ceded                         (3,259)    (3,665)    (5,736)    (6,809)
                                --------   --------   --------   --------
  Net premiums written           170,916    141,584    326,522    265,112
  Decrease in unearned premiums    2,563      9,143     17,249     30,255
                                --------   --------   --------   --------
  Net premiums earned            173,479    150,727    343,771    295,367

  Investment income, net of
    expenses                      30,372     25,191     59,880     49,452
  Realized investment gains, net     507         74        596        413
  Other revenue                    6,507      6,279     11,709     11,676
                                --------   --------   --------   --------
    Total revenues               210,865    182,271    415,956    356,908
                                --------   --------   --------   --------

Losses and expenses:
  Losses incurred, net            58,251     56,889    121,445    113,726
  Underwriting and other expenses 37,920     37,626     76,133     73,330
  Interest expense (note 2)            -        944        319      1,891
  Ceding commission                 (966)    (1,301)    (1,508)    (2,142)
                                --------   --------   --------   --------
    Total losses and expenses     95,205     94,158    196,389    186,805
                                --------   --------   --------   --------
Income before tax                115,660     88,113    219,567    170,103

Provision for income tax          35,045     25,463     66,516     48,993
                                --------   --------   --------   --------
Net income                      $ 80,615   $ 62,650   $153,051   $121,110
                                ========   ========   ========   ========
Net income per share
  (notes 4 and 5)               $   0.67   $   0.53   $   1.28   $   1.02
                                ========   ========   ========   ========
Weighted average common shares
  outstanding (shares in
  thousands, note 4)             119,594    118,931    119,473    118,900
                                ========   ========   ========   ========

Dividends per share (note 4)    $  0.025   $   0.02   $  0.045   $   0.04
                                ========   ========   ========   ========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                       -------------------
                                                         1997        1996
                                                        ------      ------
                                                     (In thousands of dollars)
Cash flows from operating activities:
  Net income                                           $153,051    $121,110
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                14,672      16,763
      Increase in deferred insurance policy
        acquisition costs                               (12,272)    (13,763)
      Depreciation and amortization                       4,055       4,522
      Increase in accrued investment income                (765)     (2,106)
      Decrease in reinsurance recoverable
        on loss reserves                                  3,561       2,757
      Decrease in reinsurance recoverable on
        unearned premiums                                 2,328       3,375
      Increase in loss reserves                          39,358      55,507
      Decrease in unearned premiums                     (19,578)    (33,629)
      Other                                             (29,975)     (2,316)
                                                       --------    --------
Net cash provided by operating activities               154,435     152,220
                                                       --------    --------
Cash flows from investing activities:
  Purchase of equity securities                         (41,579)          -
  Purchase of fixed maturities:
    Available-for-sale securities                      (356,099)   (387,210)
  Proceeds from sale or maturity of fixed maturities:
    Available-for-sale securities                       226,989     227,664
                                                       --------    --------
Net cash used in investing activities                  (170,689)   (159,546)
                                                       --------    --------
Cash flows from financing activities:
  Dividends paid to shareholders                         (5,319)     (4,709)
  Principal repayments on mortgages payable             (35,424)       (193)
  Reissuance of treasury stock                           10,931       8,715
                                                       --------    --------
Net cash (used in) provided by financing activities     (29,812)      3,813
                                                       --------    --------
Net decrease in cash and short-term investments         (46,066)     (3,513)
Cash and short-term investments at beginning of year    143,975      90,264
                                                       --------    --------
Cash and short-term investments at end of period       $ 97,909    $ 86,751
                                                       ========    ========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)


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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

Note 2 - Mortgages payable

     In January 1997, the Company repaid mortgages payable of $35.4 million, which were secured by the home office and substantially all of the furniture and fixtures of the Company. As a result, interest expense on the mortgages decreased to $0 and $.3 million during the three months and six months ended June 30, 1997, respectively, from $.9 million and $1.9 million for the same periods in 1996, respectively. See note 6 to the consolidated financial statements.

Note 3 - Contingencies

     The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate disposition of the pending litigation will not have a material adverse effect on the financial position of the Company.

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

Note 4 - Shareholders' equity

     On June 2, 1997 the Company effected a two-for-one stock split of the Company's common stock in the form of a 100% stock dividend. The current and prior year share, per share and certain equity amounts set forth in the accompanying financial statements have been adjusted to take into account the stock split.

Note 5 - SFAS 128

     In February 1997 the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which will be effective for financial statements issued after December 15, 1997. The current primary/fully diluted earnings per share ("EPS") under APB No. 15 will be replaced with a new basic/diluted EPS calculation that is intended to provide greater consistency and comparability. It is not anticipated that the effects of SFAS 128 on the Company will be material.

Note 6 - Subsequent events

     In July 1997, the Company repurchased 4,260,985 shares of its outstanding common stock ("stock repurchase program") from a financial intermediary at a price of $46.9375 per share, subject to a market price adjustment provision. Funds to repurchase the shares were provided under the credit facility filed as Exhibit 4 and these borrowings will result in interest expense incurred beginning in the third quarter.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

  Three  Months Ended June 30, 1997 Compared With Three Months
  Ended June 30, 1996

     Net income for the three months ended June 30, 1997 was $80.6 million, compared to $62.7 million for the same period of 1996, an increase of 29%. After giving effect to the Company's two-for-one stock split, net income per share for the three months ended June 30, 1997 was $0.67 compared to $0.53 in the same period last year, an increase of 26%. See note 4 to the consolidated financial statements.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended June 30, 1997 was $7.7 billion, compared to $8.9 billion in the same period of 1996. Refinancing activity accounted for 12% of new primary insurance written in the second quarter of 1997, compared to 19% in the second quarter of 1996.

     New insurance written for the second quarter of 1997 reflected an increase in the usage of the monthly premium product to 92% of new insurance written from 90% of new insurance written in the second quarter of 1996. New insurance written for adjustable-rate mortgages ("ARMS") increased to 30% of new insurance written in the second quarter of 1997 from 23% of new insurance written in the same period of 1996. Also, mortgages with loan-to-value ("LTV") ratios in excess of 90% but not more than 95% ("95%") increased to 43% of new insurance written in the second quarter of 1997 from 41% of new insurance written in the same period of 1996.

     The $7.7 billion of new primary insurance written during the second quarter of 1997 was partially offset by the cancellation  of  $6.3  billion of  insurance  in  force,  and resulted in a net increase of $1.4 billion in primary insurance in force, compared to new primary insurance written of $8.9 billion, the cancellation of $6.1 billion, and a net increase of $2.8 billion during the second quarter of 1996. Direct primary insurance in force was $134.2 billion at June 30, 1997 compared to $125.0 billion at June 30, 1996. Cancellation activity could increase in the future as the result of recently adopted and proposed legislation regarding cancellation of mortgage insurance. (See Safe Harbor Statement at the end of this document.)

     During the first quarter of 1997, the Company began writing new pool insurance generally covering fixed-rate, 30-year mortgage loans delivered to the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool risk written during the three months ended June 30, 1997 was $103 million which was virtually all agency pool insurance. A minimal amount of new pool risk written was associated with loans insured under state housing finance programs. The Company expects that it will write additional risk during the remainder of 1997 for coverage committed to under existing agency pool policies but does not anticipate that new risk written under this product will be material to its total risk in force.

    Net premiums written were $170.9 million during the second quarter of 1997, compared to $141.6 million during the second quarter of 1996, an increase of $29.3 million or 21%. The increase was primarily a result of the growth in insurance in force.

     Net premiums earned were $173.5 million for the second quarter of 1997, compared to $150.7 million for the second quarter of 1996, an increase of $22.8 million, or 15%, primarily reflecting the growth of insurance in force.

    Investment income for the second quarter of 1997 was $30.4 million, an increase of 21% over the $25.2 million in the second quarter of 1996. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2,068.7 million for the second quarter of 1997 from $1,727.7 million for the second quarter of 1996, an increase of 20%. The portfolio's average pre-tax investment yield was 5.9% for the second quarter of 1997, compared to 5.8% for the same period in 1996. The portfolio's average after-tax investment yield was 5.0% for the second quarter of 1997 compared to 5.1% for the second quarter of 1996.

      Other revenue, primarily contracts with government agencies for premium reconciliation and claim administration and fee-based services for underwriting, was $6.5 million in the second quarter of 1997, compared to $6.3 million in the same period of 1996.

     Net losses incurred increased to $58.3 million during the second quarter of 1997 from $56.9 million during the second quarter of 1996, an increase of 2%. Such increase was primarily due to a higher level of defaults estimated to have been incurred which resulted from a higher percentage of the Company's insurance in force reaching its peak claim paying years and higher delinquency levels on insurance written from 1994 through 1996. Net incurred losses also increased due to an increase in severity as a result of the continued high level of loss activity in certain high cost geographic regions and an increase in claim amounts on defaults with higher coverages. The increase was partially offset by a redundancy in prior year loss reserves resulting from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1996. At June 30, 1997, 65% of MGIC's insurance in force was written during the preceding fourteen quarters, compared to 76% at June 30, 1996. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans. A substantial portion of the insurance written in 1992 and 1993 represented insurance on the refinance of mortgage loans originated in earlier years.

     Underwriting and other expenses increased slightly to $37.9 million in the second quarter of 1997 from $37.6 million in the second quarter of 1996. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax due to higher premiums written.

     There was no interest expense during the quarter ended June 30, 1997 as a result of repayment in January 1997 of the mortgages payable. This compares to interest expense of $.9 million for the second quarter of 1996. Interest expense is expected to increase during the remainder of the year as a result of debt incurred in the third quarter to fund the stock repurchase program. See note 6 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 33.6% for the second quarter of 1997 compared to 37.7% for the second quarter of 1996. The consolidated insurance operations
expense   and   combined   ratios  were   22.2% and 55.8%,
respectively, for the second quarter of 1997 compared to 22.7% and 60.4% for the second quarter of 1996.

     The effective tax rate was 30.3% in the second quarter of 1997, compared to 28.9% in the second quarter of 1996. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1997 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

 Six Months Ended June 30, 1997 Compared With Six Months Ended
 June 30, 1996

     Net income for the six months ended June 30, 1997 was $153.1 million, compared to $121.1 million for the same period of 1996, an increase of 26%. After giving effect to the
Company's two-for-one stock split, net income per share for the six months ended June 30, 1997 was $1.28 compared to $1.02 in the same period last year, an increase of 25%. See note 4 to the consolidated financial statements.

    The amount of new primary insurance written by MGIC during the six months ended June 30, 1997 was $14.2 billion, compared to $16.5 billion in the same period of 1996. Refinancing activity accounted for 14% of new primary insurance written in the first half of 1997, compared to 24% in the first half of 1996.

    New insurance written for the first half of 1997 reflected an increase in the usage of the monthly premium product to 92% of new insurance written from 89% of new insurance written in the first half of 1996. New insurance written for ARMS increased to 28% of new insurance written in the first half of 1997 from 20% of new insurance written in the same period of 1996. Also, mortgages with 95% LTVs increased to 42% of new insurance written in the first half of 1997 compared to 39% for the same period in 1996.

     The $14.2 billion of new primary insurance written during the first half of 1997 was partially offset by the cancellation of $11.4 billion of insurance in force, and resulted in a net increase of $2.8 billion in primary insurance in force, compared to new primary insurance written of $16.5 billion, the cancellation of $11.8 billion, and a net increase of $4.7 billion during the first half of 1996. Direct primary insurance in force was $134.2 billion at June 30, 1997 compared to $125.0 billion at June 30, 1996. Cancellation activity could increase in the future as the result of recently adopted and proposed legislation regarding cancellation of mortgage insurance. (See Safe Harbor Statement at the end of this document.)

     During the first quarter of 1997, the Company began writing new pool insurance generally covering fixed-rate, 30-year mortgage loans delivered to the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool risk written during the six months ended June 30, 1997 was $133 million which was virtually all agency pool insurance. A minimal amount of new pool risk written was associated with loans insured under state housing finance programs. The Company expects that it will write additional risk during the remainder of 1997 for coverage committed to under existing agency pool policies but does not anticipate that new risk written under this product will be material to its total risk in force.

     Net premiums written were $326.5 million during the first half of 1997, compared to $265.1 million during the first half of 1996, an increase of $61.4 million or 23%. The increase was primarily a result of the growth in insurance in force.

    Net premiums earned were $343.8 million for the first half of  1997,  compared to $295.4 million for the  first  half  of
1996,   an  increase  of  $48.4  million,  or  16%,  primarily
reflecting the growth of insurance in force.

     Investment income for the first half of 1997 was $59.9 million, an increase of 21% over the $49.5 million in the first half of 1996. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2,032.0 million for the first half of 1997 from $1,682.3 million for the first half of 1996, an increase of 21%. The portfolio's average pre-tax investment yield was 5.9% for the first half of 1997 and 1996. The portfolio's average after-tax investment yield was 5.0% for the first half of 1997 compared to 5.1% for the first half of 1996.

      Other   revenue,  primarily  contracts  with  government
agencies for premium reconciliation and claim administration and fee-based services for underwriting, was $11.7 million in the first half of 1997 and 1996.

    Net losses incurred increased to $121.4 million during the first half of 1997 from $113.7 million during the first half of 1996, an increase of 7%. Such increase was primarily due to a higher level of defaults estimated to have been incurred which resulted from a higher percentage of the Company's insurance in force reaching its peak claim paying years and higher delinquency levels on insurance written from 1994 through 1996. Net incurred losses also increased due to an increase in severity as a result of the continued high level of loss activity in certain high cost geographic regions and an increase in claim amounts on defaults with higher coverages. The increase was partially offset by a redundancy in prior year loss reserves resulting from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1996. At June 30, 1997, 65% of MGIC's insurance in force was written during the preceding fourteen quarters, compared to 76% at June 30, 1996. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans. A substantial portion of the insurance written in 1992 and 1993 represented insurance on the refinance of mortgage loans originated in earlier years.

     Underwriting and other expenses increased 4% to $76.1 million in the first half of 1997 from $73.3 million in the first half of 1996. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax due to higher premiums written.

     Interest expense decreased to $.3 million during the six months ended June 30, 1997 from $1.9 million for the same period in 1996. The decrease is a result of repayment in January 1997 of the mortgages payable. Interest expense is expected to increase during the remainder of the year as a result of debt incurred to fund the previously mentioned stock repurchase program. See note 6 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 35.3% for the first half of 1997 compared to 38.5% for the first half of 1996. The consolidated insurance operations expense and combined ratios were 23.3% and 58.6%, respectively, for the first half of 1997 compared to 24.0% and 62.5% for the first half of 1996.

     The effective tax rate was 30.3% in the first half of 1997, compared to 28.8% in the first half of 1996. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1997 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities for the six months ended June 30, 1997, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The
Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. In January 1997, the Company repaid mortgages payable of $35.4 million, which were secured by the home office and substantially all of the furniture and fixtures of the Company, with internally generated funds.

     Consolidated total investments were $2,156.2 million at June 30, 1997, compared to $2,036.2 million at December 31, 1996, an increase of 6%. This increase is due primarily to positive cash flow from operations offset by the $35.4 million repayment of the mortgages payable. The investment portfolio includes unrealized gains on securities marked to market at June 30, 1997 and December 31, 1996 of $66.0 million and $62.6 million, respectively. As of June 30, 1997, the Company had $90.8 million of short-term investments with maturities of 90 days or less. In addition, at June 30, 1997, based on amortized cost, the Company's total investments, which were primarily comprised of fixed maturities, were approximately 98% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

    Consolidated loss reserves increased 8% to $553.4 million at June 30, 1997 from $514.0 million at December 31, 1996, reflecting a higher level of defaults estimated to have been incurred. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $19.6 million from $219.3 million at December 31, 1996 to $199.7 million at June 30, 1997, primarily reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $2.3 million to $9.4 million at June 30, 1997 from $11.7 million at December 31, 1996, primarily reflecting the reduction in unearned premiums.

     Consolidated shareholders' equity increased to $1,527.0 million at June 30, 1997, from $1,366.1 million at December 31, 1996, an increase of 12%. This increase consisted of $153.1 million of net income during the first six months of 1997, $10.9 million from the reissuance of treasury stock and an increase in net unrealized gains on investments of $2.2 million,  net  of  tax, offset by dividends declared  of  $5.3 million.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 16.8:1 at June 30, 1997 compared to 18.1:1 at December 31, 1996. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $1.0 billion, net of reinsurance, during the first six months of 1997.

    The Company's combined insurance risk-to-capital ratio was
17.5:1  at  June 30, 1997, compared to 18.8:1 at December  31,
1996.   The  decrease was due to the same reasons as described
above.

     In May 1997, the Company's board of directors authorized the repurchase of shares of the Company's outstanding common stock with an aggregate purchase price of up to $250 million. In June 1997, the Company entered into a credit facility (see
Exhibit 4) to provide funds for the repurchase of common stock and for other general corporate purposes. In July 1997, the Company repurchased 4,260,985 shares of its common stock from a financial intermediary at a price of $46.9375 per share, subject to a market price adjustment provision. Funds to repurchase the shares were provided under this credit facility. The Company's consolidated shareholders' equity at June 30, 1997, as adjusted for the repurchase of shares without giving effect to any market price adjustment, was approximately $1,327 million.

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

                                     PAGE 15
PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

           (a), (c)  Not applicable

           (b)  The  Company's Credit Agreement, which is  filed
                as Exhibit 4, requires that the Company maintain consolidated shareholders' equity, determined under generally accepted accounting principles, of at least $900 million. As adjusted for the repurchase of shares of Common Stock discussed in Part I of this Quarterly Report on Form 10-Q, the Company's consolidated shareholders' equity at June 30, 1997 exceeded $1.3 billion. The foregoing requirement to maintain $900 million of consolidated shareholders' equity could limit the payment of future dividends by the Company, although the Company does not currently expect that its ability to pay dividends will be limited by this requirement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)  The  Annual  Meeting  of  Shareholders  of   the
                Company was held on May 1, 1997.

           (b) At the Annual Meeting, the following Directors were elected to the Board of Directors, for a term expiring at the annual meeting of shareholders to be held in 2000 or until a successor is duly elected and qualified:

                Karl E. Case, William A. McIntosh, Leslie M. Muma, and Peter J. Wallison

                Directors with continuing terms of office are:

                Term expiring 1998: James A. Abbott
                                    James D. Ericson
                                    Sheldon B. Lubar
                                    Edward J. Zore

                Term expiring 1999: Mary K. Bush
                                    David S. Engelman
                                    Kenneth M. Jastrow, II
                                    William H. Lacy

           (c) Matters voted upon at the Annual Meeting and the number of shares voted for, or against or withheld, or abstaining from voting, (prior to the June 2, 1997 two-for-one stock split) are as follows:

                (1)  Election of four Directors for a term expiring in 2000.

                                                        FOR       WITHHELD
                                                        ---       --------
                     Karl E. Case                    53,127,018     93,443
                     William A. McIntosh             53,125,575     94,886
                     Leslie M. Muma                  53,128,720     91,741
                     Peter J. Wallison               52,432,387    788,074

                (2) Approval of amendments to the MGIC Investment Corporation 1991 Stock Incentive Plan.

                     For:                           51,285,012
                     Against:                        1,779,332
                     Abstaining from Voting:           156,117

                (3) Ratification of the appointment of Price Waterhouse LLP as independent public accountants for the Company for 1997.

                     For:                           52,849,087
                     Against:                           71,478
                     Abstaining from Voting:           299,896

           There were no "broker non-votes" applicable to any of these matters described above.

           (d) Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

           (b) Reports on Form 8-K - No reports were filed on Form 8-K during the quarter ended June 30, 1997.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 1997.



                                  MGIC INVESTMENT CORPORATION



                                  /s/ J. Michael Lauer
                                  ----------------------------
                                  J. Michael Lauer
                                  Executive Vice President and
                                  Chief Financial Officer



                                  /s/ Patrick Sinks
                                  ----------------------------
                                  Patrick Sinks
                                  Vice  President, Controller and
                                  Chief Accounting Officer

                              INDEX TO EXHIBITS
                                  (Item 6)

Exhibit
Number         Description of Exhibit
-------        ----------------------

  4 Credit Agreement, dated as of June 20, 1997, among MGIC Investment Corporation, Bank of America National Trust and Savings Association, as Agent, and the Other Financial Institutions Party Thereto

 10 MGIC Investment Corporation 1991 Stock Incentive Plan, As Amended (incorporated by reference to Exhibit A to the Company's definitive proxy statement for its May 1, 1997 Annual Meeting of Shareholders)

 11.1          Statement Re Computation of Net Income
               Per Share

 27            Financial Data Schedule