Form 10-Q
period 1997-09-30
MGIC INVESTMENT CORP
filed 1997-11-14
CIK 876437

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          --------------

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended SEPTEMBER 30, 1997
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______
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

                        (414) 347- 6480
      (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES     X                          NO
            ---------                         ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK   PAR VALUE      DATE     NUMBER OF SHARES
--------------   ---------    -------    ----------------
Common stock       $1.00      9/30/97      114,167,401

                        MGIC INVESTMENT CORPORATION
                             TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            September 30, 1997 (Unaudited) and December 31, 1996         3

          Consolidated Statement of Operations for the Three and Nine
            Month Periods Ended September 30, 1997 and 1996 (Unaudited)  4

          Consolidated Statement of Cash Flows for the Nine Months
            Ended September 30, 1997 and 1996 (Unaudited)                5

          Notes to Consolidated Financial Statements (Unaudited)        6-7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8-15


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                              17

INDEX TO EXHIBITS                                                       18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
             September 30, 1997 (Unaudited) and December 31, 1996

                                                     September 30 December 31,
                                                         1997          1996
                                                     ------------ ------------
ASSETS
------                                               (In thousands of dollars)
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $2,081,045   $1,892,081
    Equity securities                                    103,596        4,039
    Short-term investments                               121,195      140,114
                                                      ----------   ----------
      Total investment portfolio                       2,305,836    2,036,234

Cash                                                       7,099        3,861
Accrued investment income                                 29,391       33,363
Reinsurance recoverable on loss reserves                  27,807       29,827
Reinsurance recoverable on unearned premiums               9,229       11,745
Home office and equipment, net                            33,792       35,050
Deferred insurance policy acquisition costs               28,356       31,956
Other assets                                              55,170       40,279
                                                      ----------   ----------
      Total assets                                    $2,496,680   $2,222,315
                                                      ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss reserves                                       $  575,595   $  514,042
  Unearned premiums                                      203,002      219,307
  Notes payable (note 2)                                 222,500       35,424
  Income taxes payable                                    20,176       23,111
  Other liabilities                                       66,518       64,316
                                                      ----------   ----------
      Total liabilities                                1,087,791      856,200
                                                      ----------   ----------
Contingencies (note 3)

Shareholders' equity (note 4):
  Common stock, $1 par value, shares authorized
    150,000,000; shares issued 121,110,800;
    shares outstanding, 9/30/97 - 114,167,401;
    1996 - 117,900,868                                   121,111      121,111
  Paid-in surplus                                        218,440      207,984
  Treasury stock (shares at cost, 9/30/97 - 6,943,399;
    1996 - 3,209,932)                                   (230,179)     (7,073)
  Unrealized appreciation in investments, net of tax      67,056       40,685
  Retained earnings                                    1,232,461    1,003,408
                                                      ----------   ----------
      Total shareholders' equity                       1,408,889    1,366,115
                                                      ----------   ----------
      Total liabilities and shareholders' equity      $2,496,680   $2,222,315
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
       Three and Nine Month Periods Ended September 30, 1997 and 1996
                                (Unaudited)

                                Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                ------------------    ------------------
                                  1997      1996        1997      1996
                                --------  --------    --------  --------
                           (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                      $184,670   $152,544   $511,069   $421,203
    Assumed                        3,047     10,131      8,906     13,393
    Ceded                         (3,714)    (4,143)    (9,450)   (10,952)
                                --------   --------   --------   --------
  Net premiums written           184,003    158,532    510,525    423,644
  (Increase) decrease in
     unearned premiums            (3,461)    (1,753)    13,788     28,502
                                --------   --------   --------   --------
  Net premiums earned            180,542    156,779    524,313    452,146

  Investment income, net of
     expenses                     31,548     26,926     91,428     76,378
  Realized investment gains, net   1,502        566      2,098        979
  Other revenue                   10,233      5,405     21,942     17,081
                                --------   --------   --------   --------
    Total revenues               223,825    189,676    639,781    546,584
                                --------   --------   --------   --------
Losses and expenses:
  Losses incurred, net            60,785     60,247     182,230    173,973
  Underwriting and other expenses 39,907     36,401     116,040    109,731
  Interest expense                 2,530        952       2,849      2,843
  Ceding commission                 (951)      (958)     (2,459)    (3,100)
                                --------   --------    --------   --------
    Total losses and expenses    102,271     96,642     298,660    283,447
                                --------   --------    --------   --------
Income before tax                121,554     93,034     341,121    263,137
Provision for income tax          37,379     27,249     103,895     76,242
                                --------   --------    --------   --------
Net income                      $ 84,175   $ 65,785    $237,226   $186,895
                                ========   ========    ========   ========

Net income per share
   (notes 4 and 5)              $   0.72   $   0.55    $   2.00   $   1.57
                                ========   ========    ========   ========

Weighted average common shares
   outstanding (shares in
   thousands, note 4)            116,386    118,994     118,442    118,929
                                ========   ========    ========   ========

Dividends per share (note 4)    $  0.025   $   0.02    $   0.07   $   0.06
                                ========   ========    ========   ========


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)
                                                       Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                        1997         1996
                                                      ---------   ---------
                                                   (In thousands of dollars)
Cash flows from operating activities:
  Net income                                          $ 237,226   $ 186,895
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                19,163      23,332
      Increase in deferred insurance policy
        acquisition costs                               (15,563)    (18,832)
      Depreciation and amortization                       6,198       6,884
      Decrease in accrued investment income               3,972       2,292
      Decrease in reinsurance recoverable
        on loss reserves                                  2,020       4,374
      Decrease in reinsurance recoverable on
        unearned premiums                                 2,516       3,850
      Increase in loss reserves                          61,553     115,172
      Decrease in unearned premiums                     (16,305)    (30,442)
      Other                                             (32,298)     (3,508)
                                                      ----------  ----------
Net cash provided by operating activities               268,482     290,017
                                                      ----------  ----------
Cash flows from investing activities:
  Purchase of equity securities                         (93,716)       -       -
  Purchase of fixed maturities                         (510,789)   (859,864)
  Proceeds from sale of equity securities                 3,935        -       -
  Proceeds from sale or maturity of fixed maturities    350,154     601,845
                                                      ----------  ----------
Net cash used in investing activities                  (250,416)   (258,019)
                                                      ----------  ----------
Cash flows from financing activities:
  Dividends paid to shareholders                         (8,173)     (7,070)
  Net increase in notes payable                         187,076        (283)
  Reissuance of treasury stock                           12,378      10,073
  Repurchase of MGIC Investment Corporation
      common stock                                     (225,028)        -
                                                      ----------  ----------
Net cash (used in) provided by financing activities     (33,747)      2,720
                                                      ----------  ----------
Net (decrease) increase in cash and
      short-term investments                            (15,681)     34,718
Cash and short-term investments at beginning of period  143,975      90,264
                                                      ----------  ----------
Cash and short-term investments at end of period      $ 128,294   $ 124,982
                                                      ==========  ==========


See accompanying notes to consolidated financial statements.

                MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997
                                (Unaudited)


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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

    The Company's equity earnings from C-BASS, a joint venture with Enhance Financial Services Group, Inc., are included in other revenue.

Note 2 - Notes payable

     In January 1997, the Company repaid mortgages payable of $35.4 million, which were secured by the home office and substantially all of the furniture and fixtures of the Company. In July 1997, the Company repurchased 4,260,985 shares of its outstanding common stock ("stock repurchase program") from a financial intermediary at a cost of approximately $225 million. Funds to repurchase the shares were primarily provided under a credit facility in the form of a note payable.

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

Note 4 - Shareholders' equity

     On June 2, 1997 the Company effected a two-for-one stock split of the Company's common stock in the form of a 100% stock dividend. Per share and certain equity amounts set forth in the accompanying financial statements have been adjusted appropriately to take into account the stock split.

Note 5 - New accounting standards

    In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), which will be effective for financial statements issued after December 15, 1997. The current primary/fully diluted earnings per share ("EPS") under APB No. 15 will be replaced with a new basic/diluted EPS calculation that is intended to provide greater consistency and comparability. It is not anticipated that the effects of SFAS 128 on EPS will be material.

    In  June  1997,  the Financial Accounting  Standards
Board issued Statement of Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in financial statements. SFAS 130 will not impact the Company's financial position or results of operations.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

Three Months Ended September 30, 1997 Compared With Three Months
Ended September 30, 1996

     Net income for the three months ended September 30, 1997 was $84.2 million, compared to $65.8 million for the same period of 1996, an increase of 28%. After giving effect to the Company's two-for-one stock split, net income per share for the three months ended September 30, 1997 was $0.72 compared to $0.55 in the same period last year, an increase of 31%. See note 4 to the consolidated financial statements.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended September 30, 1997 was $9.1 billion, compared to $8.6 billion in the same period of 1996. Refinancing activity accounted for 12% of new primary insurance written in the third quarter of 1997, compared to 10% in the third quarter of 1996.

     New insurance written for the third quarter of 1997 reflected an increase in the usage of the monthly premium product to 92% of new insurance written from 90% of new insurance written in the third quarter of 1996. New insurance written for adjustable-rate mortgages ("ARMS") decreased to 26% of new insurance written in the third quarter of 1997 from 31% of new insurance written in the same period of 1996. Also, mortgages with loan-to-value ("LTV") ratios in excess of 90% but not more than 95% ("95%") decreased to 42% of new insurance written in the third quarter of 1997 from 44% of new insurance written in the same period of 1996.

     The $9.1 billion of new primary insurance written during the third quarter of 1997 was partially offset by the cancellation  of  $6.6  billion of  insurance  in  force,  and resulted in a net increase of $2.5 billion in primary insurance in force, compared to new primary insurance written of $8.6 billion, the cancellation of $5.0 billion, and a net increase of $3.6 billion during the third quarter of 1996. Direct primary insurance in force was $136.7 billion at September 30, 1997 compared to $128.6 billion at September 30, 1996. Cancellation activity could increase in the future as the result of recently adopted and proposed legislation regarding cancellation of mortgage insurance. (See Safe Harbor Statement at the end of this document.)

     During the first quarter of 1997, the Company began writing pool insurance generally covering fixed-rate, 30-year mortgage loans delivered to the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool risk written during the three months ended September 30, 1997 was $120 million which was virtually all agency pool insurance. A minimal amount of new pool risk written was associated with loans insured under state housing finance programs. The Company expects that it will write additional agency pool risk but does not anticipate that new risk written under this product will be material to its total risk in force. In October 1997, the California Commissioner of Insurance was asked by a California legislator to review the legality of arrangements involving agency pool insurance.

     Net premiums written were $184.0 million during the third quarter of 1997, compared to $158.5 million during the third quarter of 1996, an increase of $25.5 million or 16%. The increase was primarily a result of the growth in insurance in force.

     Net premiums earned were $180.5 million for the third quarter of 1997, compared to $156.8 million for the third quarter of 1996, an increase of $23.7 million, or 15%, primarily reflecting the growth of insurance in force.

     Investment income for the third quarter of 1997 was $31.5 million, an increase of 17% over the $26.9 million in the third quarter of 1996. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2,146.7 million for the third quarter of 1997 from $1,828.3 million for the third quarter of 1996, an increase of 17%. The portfolio's average pre-tax investment yield was 5.9% for the third quarter of 1997 and 1996. The portfolio's average after-tax investment yield was 5.0% for the third quarter of 1997 and 1996.

      Other   revenue,  primarily  contracts  with  government
agencies for premium reconciliation and claim administration, fee-based services for underwriting and equity earnings from C-BASS, the Company's joint venture with Enhance Financial Services Group, Inc., was $10.2 million in the third quarter of 1997, compared to $5.4 million in the same period of 1996. The increase is primarily the result of equity earnings from C-BASS.

     Net losses incurred increased slightly to $60.8 million during the third quarter of 1997 from $60.2 million during the third quarter of 1996. Such increase was primarily due to a higher level of defaults which resulted from a higher percentage of the Company's insurance in force reaching its peak claim paying years and higher delinquency levels on insurance written from 1994 through 1996. Net incurred losses also increased due to an increase in severity as a result of the continued high level of loss activity in certain high cost geographic regions and an increase in claim amounts on defaults with higher coverages. The increase was offset by a redundancy in prior year loss reserves resulting from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1996. At September 30, 1997, 53% of MGIC's insurance in force was written during the preceding eleven quarters, compared to 58% at September 30, 1996. The highest claim frequency years have typically been the third through fifth year after the year of loan origination.

     Underwriting and other expenses increased to $39.9 million in the third quarter of 1997 from $36.4 million in the third quarter of 1996, an increase of 10%. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax due to higher premiums written.

     Interest expense increased to $2.5 million in the third quarter of 1997 from $1.0 million during the same period in 1996, an increase of 166%. Interest expense in the current period is the result of debt incurred to fund the stock repurchase program. Interest expense for the same period in 1996 was the result of mortgage debt. There was no interest expense on mortgage debt during the quarter ended September 30, 1997 as a result of repayment in January 1997 of the mortgages payable. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 33.7% for the third quarter of 1997 compared to 38.4% for the third quarter of 1996. The consolidated insurance operations expense and combined ratios were 17.2% and 50.9%, respectively, for the third quarter of 1997 compared to 19.8% and 58.2% for the third quarter of 1996.

     The effective tax rate was 30.8% in the third quarter of 1997, compared to 29.3% in the third quarter of 1996. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1997 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

 Nine Months Ended September 30, 1997 Compared With Nine Months
 Ended September 30, 1996

     Net income for the nine months ended September 30, 1997 was $237.2 million, compared to $186.9 million for the same period of 1996, an increase of 27%. After giving effect to the Company's two-for-one stock split, net income per share for the nine months ended September 30, 1997 was $2.00 compared to $1.57 in the same period last year, an increase of
27%.   See note 4 to the consolidated financial statements.

    The amount of new primary insurance written by MGIC during the nine months ended September 30, 1997 was $23.3 billion, compared to $25.1 billion in the same period of 1996.
Refinancing activity accounted for 14% of new primary insurance written in the first nine months of 1997, compared to 19% in the first nine months of 1996.

     New insurance written for the first nine months of 1997 reflected an increase in the usage of the monthly premium product to 92% of new insurance written from 90% of new insurance written in the first nine months of 1996. New insurance written for ARMS increased to 27% of new insurance written in the first nine months of 1997 from 24% of new insurance written in the same period of 1996. Also, mortgages with 95% LTVs increased to 42% of new insurance written in the first nine months of 1997 compared to 41% for the same period in 1996.

     The $23.3 billion of new primary insurance written during the first nine months of 1997 was partially offset by the cancellation  of  $18.0  billion of insurance  in  force,  and resulted in a net increase of $5.3 billion in primary insurance in force, compared to new primary insurance written of $25.1 billion, the cancellation of $16.8 billion, and a net increase of $8.3 billion during the first nine months of 1996. Direct primary insurance in force was $136.7 billion at September 30, 1997 compared to $128.6 billion at September 30, 1996. Cancellation activity could increase in the future as the result of recently adopted and proposed legislation regarding cancellation of mortgage insurance. (See Safe Harbor Statement at the end of this document.)

     During the first quarter of 1997, the Company began writing pool insurance generally covering fixed-rate, 30-year mortgage loans delivered to the Federal Home Loan Mortgage Corporation and Federal National Mortgage Association ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool risk written during the nine months ended September 30, 1997 was $253 million which was virtually all agency pool insurance. A minimal amount of new pool risk written was associated with loans insured under state housing finance programs. The Company expects that it will write additional agency pool risk but does not anticipate that new risk written under this product will be material to its total risk in force. In October 1997, the California Commissioner of Insurance was asked by a California legislator to review the legality of arrangements involving agency pool insurance.

     Net premiums written were $510.5 million during the first nine months of 1997, compared to $423.6 million during the first nine months of 1996, an increase of $86.9 million or 21%. The increase was primarily a result of the growth in insurance in force.

    Net premiums earned were $524.3 million for the first nine months of 1997, compared to $452.1 million for the first nine months of 1996, an increase of $72.2 million, or 16%, primarily reflecting the growth of insurance in force.

     Investment income for the first nine months of 1997 was $91.4 million, an increase of 20% over the $76.4 million in the first nine months of 1996. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2,088.3 million for the first nine months of 1997 from $1,749.0 million for the first nine months of 1996, an increase of 19%. The portfolio's average pre-tax investment yield was 5.8% for the first nine months of 1997 and 1996. The portfolio's average after-tax investment yield was 5.0% for the first nine months of 1997 compared to 5.1% for the first nine months of 1996.

      Other   revenue,  primarily  contracts  with  government
agencies for premium reconciliation and claim administration, fee-based services for underwriting and equity earnings from C-BASS, the Company's joint venture with Enhance Financial Services Group, Inc., was $21.9 million in the first nine months of 1997, compared to $17.1 million in the same period
of  1996.   The  increase is primarily the  result  of  equity
earnings from C-BASS.

    Net losses incurred increased to $182.2 million during the first nine months of 1997 from $174.0 million during the first nine months of 1996, an increase of 5%. Such increase was primarily due to a higher level of defaults which resulted from a higher percentage of the Company's insurance in force reaching its peak claim paying years and higher delinquency levels on insurance written from 1994 through 1996. Net incurred losses also increased due to an increase in severity as a result of the continued high level of loss activity in certain high cost geographic regions and an increase in claim amounts on defaults with higher coverages. The increase was partially offset by a redundancy in prior year loss reserves resulting from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1996. At September 30, 1997, 53% of MGIC's insurance in force was written during the preceding eleven quarters, compared to 58% at September 30, 1996. The highest claim frequency years have typically been the third through fifth year after the year of loan origination.

     Underwriting and other expenses increased 6% to $116.0 million in the first nine months of 1997 from $109.7 million in the first nine months of 1996. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax due to higher premiums written.

     Interest expense was $2.8 million during the nine months ended September 30, 1997 and 1996. Interest expense in the current period is primarily the result of debt incurred to fund the stock repurchase program. Interest expense for the same period in 1996 was the result of mortgage debt. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 34.8% for the first nine months of 1997 compared to 38.5% for the first nine months of 1996. The consolidated insurance operations expense and combined ratios were 18.6% and 53.4%, respectively, for the first nine months of 1997 compared to 22.4% and 60.9% for the first nine months of 1996.

     The effective tax rate was 30.5% in the first nine months of 1997, compared to 29.0% in the first nine months of 1996. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1997 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities for the nine months ended September 30, 1997, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. In January 1997, the Company repaid mortgages payable of $35.4 million, which were secured by the home office and substantially all of the furniture and fixtures of the Company, with internally generated funds.

     Consolidated total investments were $2,305.8 million at September 30, 1997, compared to $2,036.2 million at December 31, 1996, an increase of 13%. This increase is due primarily to positive cash flow from operations offset by the $35.4 million repayment of the mortgages payable. The investment portfolio includes unrealized gains on securities marked to market at September 30, 1997 and December 31, 1996 of $103.2 million and $62.6 million, respectively. As of September 30, 1997, the Company had $121.2 million of short-term investments with maturities of 90 days or less. In addition, at September 30, 1997, based on amortized cost, the Company's total investments, which were primarily comprised of fixed maturities, were approximately 98% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     Consolidated loss reserves increased 12% to $575.6 million at September 30, 1997 from $514.0 million at December 31, 1996, reflecting a higher level of defaults for the reasons described above. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $16.3 million from $219.3 million at December 31, 1996 to $203.0 million at September 30, 1997, primarily reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $2.5 million to $9.2 million at September 30, 1997 from $11.7 million at December 31, 1996, primarily reflecting the reduction in unearned premiums.

     Consolidated shareholders' equity increased to $1,408.9 million at September 30, 1997, from $1,366.1 million at December 31, 1996, an increase of 3%. This increase consisted of $237.2 million of net income during the first nine months of 1997, an increase in net unrealized gains on investments of $26.4 million, net of tax, and $12.4 million from the reissuance of treasury stock offset by approximately $225.0 for the repurchase of 4,260,985 shares of the Company's outstanding common stock and dividends declared of $8.2 million.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 16.2:1 at September 30, 1997 compared to 18.1:1 at December 31, 1996. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $1.8 billion, net of reinsurance, during the first nine months of 1997.

    The Company's combined insurance risk-to-capital ratio was
17.0:1  at September 30, 1997, compared to 18.8:1 at  December
31,  1996.   The  decrease  was due to  the  same  reasons  as
described above.

    In July 1997, the Company repurchased 4,260,985 shares of its common stock from a financial intermediary at a total cost of approximately $225.0 million. Funds to repurchase the shares were primarily provided under a credit facility in the form of a note payable.

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

     Actual  results  may differ materially  from  those
     contemplated by the forward looking statements.  These
     forward   looking   statements   involve   risks   and
     uncertainties, including but not limited to, the following risk:

     -     that  cancellations may be  higher  than
           projected and persistency may be lower than projected due to refinancings, changes in the Federal Home Loan Mortgage Corporation or Federal National Mortgage Association cancellation policies or legislation or other factors.



PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits   -   The  exhibits   listed   in   the
               accompanying Index to Exhibits are filed as part of this Form 10-Q.

           (b) Reports on Form 8-K - No reports were  filed  on
               Form 8-K during the quarter ended September 30, 1997.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 1997.



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