Form 10-K405
period 1997-12-31
MGIC INVESTMENT CORP
filed 1998-03-30
CIK 876437

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

           [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1997

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                  Commission file number         1-10816

                           MGIC Investment Corporation
             (Exact name of registrant as specified in its charter)

                       Wisconsin                     39-1486475

           (State or other jurisdiction of      (I.R.S. Employer
           incorporation or organization)       Identification No.)


   MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin    53202
           (Address of principal executive offices)            (Zip Code)


   Registrant's telephone number, including area code         (414) 347-6480

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

   State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1998: $6.2 billion.*

   * Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by The Northwestern Mutual Life Insurance Company and by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of January 31, 1998: 113,867,817.

   The following documents have been incorporated by reference in this Form 10-K, as indicated:


                                           Part and Item Number of
                                           Form 10-K Into Which
    Document                               Incorporated

    1.  Information from 1997 Annual       Items 1 and 3 of Part I
        Report to Shareholders (for        Items 5 through 8 of Part II
        Fiscal Year Ended December 31,
        1997)

    2.  Proxy Statement for the 1998       Items 10 through 13 of Part III
        Annual Meeting of Shareholders


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

             Actual results may differ materially from those contemplated by the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following risks:

        - that demand for housing generally or in MGIC's market segment may be adversely affected by changes in interest rates, adverse economic conditions, or other reasons;

        - that government housing policy may change, including changes in Federal Housing Administration ("FHA") loan limits, and changes in the statutory charters and coverage requirements of Freddie Mac and Fannie Mae;

        - that MGIC's market share of new insurance written or the amount of new insurance written may be adversely affected as a result of factors affecting housing demand, government housing policy and Freddie Mac and Fannie Mae discussed above; or as a result of underwriting changes by the Company; actions taken by the Company's competitors, including their underwriting criteria, pricing or products offered; decisions by lenders to originate low down payment loans using substitutes for mortgage insurance , including self-insurance, or to the extent legally permissible, to provide insurance themselves; or for other reasons;

        - that cancellations may increase and persistency may decrease due to refinancings, changes in Freddie Mac or Fannie Mae cancellation policies or legislation regarding mortgage insurance cancellation, or due to other factors; and

        - that delinquencies, incurred losses or paid losses may increase as a result of adverse changes in regional or national economies which affect borrowers' incomes or housing values.

   The foregoing "Safe Harbor" Statement also identifies certain material risks of the Company's business. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

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

      The following table shows direct primary insurance in force and net primary risk in force (the risk, determined by the coverage percentage, which is retained after giving effect to reinsurance) for insurance that has been written by MGIC (the "MGIC Book") as of the dates indicated:

                       Primary Insurance and Risk In Force

                                                December 31,
                             1997      1996        1995      1994     1993
                                       (In millions of dollars)
    Direct Primary
    Insurance In Force  .  $138,497   $131,397   $120,341  $104,416  $85,848

    Net Primary
    Risk In Force . . . .    31,580     28,565     24,593   19,664*   13,971

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


                                       Freddie Mac and Fannie Mae Coverages


                      Thirty Year and Certain                       Fixed Rate, Fully Amortizing Mortgage Loans with Term of
                       Other Mortgage Loans                                            20 years or less
    Loan-to-Value                    New          Previous         Loan-to-Value                  New           Previous
    Ratio:                         Coverage       Coverage          Ratio:                      Coverage        Coverage
    90.01 - 95.00%                   30%            25%*           90.01 - 95.00%                 25%             25%*
    (up to 97% for Fannie Mae)
    85.01 - 90.00%                   25%             17%           85.01 - 90.00%                 12%             17%
    80.01 - 85.00%                   12%             12%           80.01 - 85.00%                  6%             12%

   ____________________
   *    Prior to 1995, Freddie Mac and Fannie Mae had increased coverage from
        22% to 25%.


        As a result of these deeper coverage requirements, coverage percentages on new insurance written in 1995-1997 were higher than coverages on loans insured in 1994 and prior years. The following table shows, by loan-to-value ("LTV") and coverage categories, new insurance written during the periods indicated:


     Coverage Categories as a Percentage of New Insurance Written

                                          Year Ended December 31,
    LTV and
    Coverage                    1997          1996         1995      1994

    95% LTV/                   38.7%          38.4%       34.1%      1.5%
    30% Coverage

    90% LTV/                   39.1%          38.9%       33.0%      3.5%
    25% Coverage

        MGIC charges higher premium rates for higher coverages, and the deeper Freddie Mac and Fannie Mae coverage requirements have resulted in higher premiums charged on similar types of loans with the same characteristics (such as LTV and loan type) affecting the premium rate. While MGIC believes these deeper coverage requirements have had no significant impact on underwriting expenses or frequency of default, they have resulted in an increase in MGIC's average claim amount on books of business written in 1995 and thereafter. Because reserves for losses are only established by MGIC for loans in default and relatively few defaults occur in the early years of a book of business, MGIC receives increased premium from deeper coverage before any higher losses may be incurred resulting from that deeper coverage. MGIC uses a pricing methodology for these coverages similar to other types of coverage. However, there can be no assurance that the higher premium rates adequately reflect the risks associated with increased coverages. In addition, such higher premium rates may make government insurance programs, particularly programs of the FHA, more competitive. See "Sales and Marketing and Competition, Competition" and "Regulation,Indirect Regulation" below. There can be no assurance that the deeper coverage requirements of Freddie Mac and Fannie Mae will remain in effect.

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

        Some states require that mortgage servicers periodically notify borrowers of the circumstances in which they may request a mortgage servicer to cancel insurance and some states allow the borrower to require the mortgage servicer to cancel insurance under certain circumstances or require the mortgage servicer to cancel insurance automatically in certain circumstance. Bills have been introduced and are pending in a number of other states for such purposes. In 1997, the United States Senate and the House of Representatives both passed differing bills that would have required private mortgage insurance to be cancelled in certain circumstances and that would have required mortgage servicers to provide certain notices to borrowers regarding cancellation of mortgage insurance. Neither of these bills became law. The Company cannot predict whether federal law governing private mortgage insurance cancellation will be enacted.

        Coverage tends to continue in areas experiencing economic contraction and housing price depreciation. The persistency of coverage in such areas coupled with cancellation of coverage in areas experiencing economic expansion and housing price appreciation can increase the percentage of the insurer's portfolio comprised of loans in economically weak areas. This development can also occur during periods of heavy mortgage refinancing because refinanced loans in areas of economic expansion experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing, while refinanced loans in economically weak areas not experiencing property value appreciation are more likely to require mortgage insurance at the time of refinancing or not qualify for refinancing at all and, thus, remain subject to the mortgage insurance coverage.

        When a borrower refinances an MGIC-insured mortgage loan by paying it off in full with the proceeds of a new mortgage, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of MGIC's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of primary risk written with respect to loans representing refinances was 12.2% in 1997, as compared to 13.7% in 1996. Refinance loans represented 13.8%, 9.7%, 9.9% and 15.7% of primary risk written during the successive quarters of 1997.

      In addition to varying with the coverage percentage, MGIC's premium rates vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account the LTV, the loan type (fixed payment versus non-fixed payment)and mortgage term. Premium rates cannot be changed after the issuance of coverage. Because the Company believes that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, MGIC generally utilizes a nationally based, rather than a regional or local, premium rate policy.

        Mortgage lenders usually require mortgage borrowers to fund the mortgage insurance premiums, which the lenders pay to the mortgage insurer. MGIC has three basic types of premium payment plans: monthly, annual and single premium plans. During 1997 and 1996, these premium plans represented the following dollar amounts and percentages of new insurance written:


                     Premium Plans as Percentages of
                          New Insurance Written

                                                 1997                           1996
                                                        (In millions of dollars)
    Monthly premium plan                 $29,914           92.8%        $29,138          88.9%
    Annual premium plan                    1,951             6.0          3,333          10.2
    Single premium plan                      385             1.2            285           0.9
                                         -------          ------        -------        ------
      Total                              $32,250           100.0%       $32,756         100.0%
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

      During the first quarter of 1997, the Company began writing pool insurance generally covering fixed-rate, 30-year mortgage loans delivered to Freddie Mac and Fannie Mae ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool risk written during the twelve months ended December 31, 1997 was $394 million, which was virtually all agency pool insurance, with the remaining risk written associated with loans insured under state housing finance programs. Net MGIC Book pool risk in force at December 31, 1997 was $530 million compared to $181 million at December 31, 1996. In October 1997, the California Commissioner of Insurance was asked by a California legislator to review the legality of arrangements involving agency pool insurance. In a letter received by MGIC in January 1998, the U.S. Department of Housing and Urban Development ("HUD") wrote to MGIC seeking an analysis of MGIC's agency pool insurance transactions under the Real Estate Settlement Procedures Act of 1974 ("RESPA") which, in general, prohibits any person from giving or receiving any "thing of value" pursuant to an agreement or understanding to refer real estate settlement services, which include mortgage insurance. In February 1998, MGIC provided HUD with MGIC's analysis, which set forth MGIC's opinion that MGIC's agency pool transactions comply with RESPA. There can be no assurance that HUD will agree with MGIC's analysis. The Company understands that in March 1998, HUD wrote to the other private mortgage insurers and offered them an opportunity to submit their views in writing on agency pool insurance under RESPA.

      Customers

        Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders (e.g., financial, insurance and service companies) are the customers of MGIC. To obtain primary insurance from MGIC, a mortgage lender must first apply for and receive a mortgage guaranty master policy ("Master Policy") from MGIC. MGIC had approximately 10,200 master policyholders at December 31, 1997 (not including policies issued to branches and affiliates of large lenders). In 1997, MGIC issued coverage on mortgage loans for approximately 4,400 of its master policyholders. MGIC's top 10 customers generated 27.0% of its new insurance written in 1997, compared to 20.0% in 1996.

      Sales and Marketing and Competition

        Sales and Marketing. MGIC sells its insurance products through its own employees, located throughout the United States. At December 31, 1997, MGIC had 30 underwriting service centers located in 21 states and in Puerto Rico.

        Competition. MGIC and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration ("VA"). These agencies sponsor government-backed mortgage insurance programs, which during 1997 accounted for approximately 46% (compared to approximately 45% during 1996) of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. See "Regulation - Indirect Regulation" below.

        In addition to competition from federal agencies, MGIC and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California, Illinois and New York. From time to time, other state legislatures and agencies consider expansions of the authority of their state governments to insure residential mortgages.

        MGIC and other mortgage insurers also compete with transactions structured to avoid mortgage insurance on low down payment mortgage loans. Such transactions include self-insuring and originating loans comprised of both a first and a second mortgage, with the LTV ratio of the first mortgage below what investors require for mortgage insurance, instead of originating a loan in which the first mortgage covers the entire borrowed amount. Captive mortgage reinsurance and similar transactions also result in mortgage originators receiving a portion of the premium and the risk.

        The private mortgage insurance industry consists of nine active mortgage insurers (including a joint venture in which a mortgage insurer is one of the joint venturers). During 1997 and 1996, MGIC was the largest private mortgage insurer based on new primary insurance written and at December 31, 1997, MGIC also had the largest book of direct primary insurance in force.

        The private mortgage insurance industry is highly competitive. The Company believes MGIC competes with other private mortgage insurers principally on the basis of the strength of its management team and field organization; its ability to meet lender needs by providing underwriting risk management, affordable housing, loss mitigation, capital markets and training support; effective use of technology and innovation in the delivery and servicing of MGIC's insurance products; and structured programs involving agency pool insurance, captive reinsurance and other programs in which insurance is offered on special terms for certain loans or groups of loans. The Company believes MGIC's additional competitive strengths, compared to other private insurers, are its customer relationships, name recognition and reputation.

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

        Two other mortgage insurers, General Electric Mortgage Insurance Corporation and United Guaranty Residential Insurance Company, an affiliate of American International Group, Inc., have higher claims-paying ability ratings than MGIC, principally based on having definitive capital support agreements from affiliated companies.

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

        At December 31, 1997, MGIC's delegated underwriting program involved 664 lenders, including all of MGIC's top twenty customers. Loans insured under MGIC's delegated underwriting program accounted for approximately 32.5% of MGIC's total risk in force at December 31, 1997. The percentage of new risk written by delegated underwriters decreased to 36.8% in 1997 from 41.0% in 1996 and 38.2% in 1995. The Company believes that the decrease in 1997 is attributable to MGIC's introduction in mid-1996 of a program under which MGIC approves a loan for insurance if the borrower satisfies certain minimum criteria for credit scores and debt ratios. The performance of loans insured under the delegated underwriting program has been comparable to MGIC's non-delegated business, although performance of that program has not yet been tested in a period of severe economic stress.

        Affordable Housing. In recent years, MGIC has made a continued commitment to insure residential mortgages secured by properties owned and occupied by low- and moderate-income first time homebuyer borrowers, or by first time homebuyer borrowers who reside in areas targeted for community reinvestment or redevelopment ("affordable housing" loans). The percentage of affordable housing loans under this definition was 16.6% of new risk written in 1997, as compared to 17.9% in 1996. The Company believes that affordable housing loans have higher risks than its other insured business. Therefore, MGIC has instituted various programs seeking to mitigate the higher risk characteristics of such loans. However, while early in the life of such loans, on the basis of the limited information available, the Company believes that the default rate and claims rate on such loans will be higher than the average default rate on the MGIC Book.

      Reinsurance

        General. In each year from 1985 through 1993, MGIC had ceded certain percentages of its new insurance written under quota share reinsurance agreements with several international reinsurers. Effective January 1, 1994, MGIC reassumed from its principal reinsurer MGIC's mortgage insurance written in 1985 through 1993 that had been ceded to this reinsurer and discontinued quota share reinsurance for new insurance written. At
   December 31, 1997, approximately 2% of MGIC's insurance in force was reinsured. Reinsuring against possible loan losses does not discharge
   MGIC from liability to a policyholder; however, the reinsurer agrees to indemnify MGIC for the reinsurer's share of losses incurred.

          Captive Mortgage Reinsurance. MGIC's products include captive mortgage reinsurance in which an affiliate of a lender reinsures a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. The amount of premium and risk ceded to captive reinsurers by MGIC in 1997 was not material but is expected to increase in 1998 as additional captive reinsurance arrangements are implemented. In an August 1997 letter, HUD set forth tests to determine whether, in HUD's view, captive mortgage reinsurance programs comply with RESPA. While the Company believes MGIC's captive mortgage reinsurance program meets HUD's tests, certain of the tests involve complex judgments regarding premium and risk ceded. There can be no assurance that MGIC's captive program complies with RESPA.

      Past Industry Losses; Defaults; and Claims

        Past Industry Losses. The private mortgage insurance industry, including the WMAC Book (see "The WMAC Book" below), experienced substantial unanticipated incurred losses in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed (particularly on pool insurance). These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (i) severe regional recessions and attendant declines in property values in the nation's energy producing states; (ii) the development by lenders of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (iii) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.

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

        The following table shows the number of primary and pool loans insured in the MGIC Book, the related number of loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                      Default Statistics for the MGIC Book

                                                                                December 31,
                                                  1997             1996             1995             1994              1993
    PRIMARY INSURANCE
      Insured loans in force    . . . . .     1,342,976        1,299,038        1,219,304        1,080,882          921,259
      Loans in default    . . . . . . . .        28,493           25,034           19,980           15,439           13,658
      Percentage of loans in default
      (default rate)    . . . . . . . . .          2.12%            1.93%            1.64%            1.43%            1.48%

    POOL INSURANCE
      Insured loans in force    . . . . .       374,378           19,123           20,427           23,242           30,890
      Loans in default    . . . . . . . .         2,174              855            1,053            1,097            1,419
      Percentage of loans in default
      (default rate)    . . . . . . . . .          0.58%            4.47%            5.15%            4.72%            4.59%


        The default rate for primary loans has increased since 1994 due to an increase in the risk profile of loans insured in late 1994 and the first half of 1995 and the continued maturation of MGIC's insurance in force. The number of pool insurance loans in force increased at December 31, 1997 as a result of agency pool insurance writings, and the number of pool insurance loans in default at that date increased due to the increase in pool insurance in force. The percentage of pool insurance loans in default decreased at December 31, 1997 as a result of the increase in pool insurance in force.

        Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book's primary loans in default by MGIC region at the dates indicated:


                 Default Rates for Primary Insurance By Region*

                                     Dec. 31       Dec. 31,      Dec. 31,
                                       1997          1996          1995

    MGIC REGION:
    New England . . . . . . .           1.89%         2.09%        2.17%
    Northeast . . . . . . . .           3.03          2.74         2.49
    Mid-Atlantic  . . . . . .           2.23          1.96         1.64
    Southeast . . . . . . . .           2.13          1.83         1.46
    Great Lakes . . . . . . .           1.75          1.57         1.21
    North Central . . . . . .           1.72          1.49         1.21
    South Central . . . . . .           1.86          1.56         1.27
    Plains  . . . . . . . . .           1.27          0.97         0.75
    Pacific . . . . . . . . .           2.69          2.70         2.43

       National . . . . . . .           2.12%         1.93%        1.64%

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

        Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 1997, 56.5% of the MGIC Book primary insurance in force had been written during 1995, 1996, and 1997, although a portion of such insurance arose from the refinancing of earlier originations.

        In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $21,669 for 1997 as compared to $21,817 in 1996. Although prior to 1995 the coverage percentage remained relatively constant on the MGIC Book, the Company anticipates that MGIC Book claim severity will likely increase over the long term due to the higher coverage percentages generally written beginning in 1995 as required by Fannie Mae and Freddie Mac.

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

      Geographic Dispersion

        The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas ("MSAs") for the MGIC Book at December 31, 1997:


                       Dispersion of Primary Risk in Force

           Top 10 States                     Top 10 MSAs

        1.  California   13.1%           1.  Chicago           4.3%
        2.  Texas         6.7            2.  Boston            3.6
        3.  Illinois      5.7            3.  Los Angeles       3.4
        4.  Michigan      5.5            4.  Washington, DC    3.1
        5.  New York      4.5            5.  Atlanta           2.4
        6.  Ohio          4.4            6.  Detroit           2.2
        7.  Florida       4.3            7.  Philadelphia      2.1
        8.  Pennsylvania  4.0            8.  Dallas            1.8
        9.  Massachusetts 3.7            9.  Orange County     1.7
       10.  New Jersey    3.5           10.  Seattle           1.6
                        -----                                -----
                Total    55.4%                      Total     26.2%
                        =====                                =====


      The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government's definition of an MSA.

      Insurance in Force by Policy Year

        The following table sets forth the dispersion of MGIC's primary insurance in force as of December 31, 1997, by year(s) of policy origination since MGIC began operations in 1985:

                    Primary Insurance In Force by Policy Year

                                Primary
                              Insurance in                 Percent of
    Policy Year                   Force                      Total
                         (In millions of dollars)

    1985-1992                    $ 21,111                      15.3%
    1993                           20,030                      14.5
    1994                           19,053                      13.7
    1995                           21,800                      15.7
    1996                           27,684                      20.0
    1997                           28,819                      20.8
                                 --------                     -----
      Total                      $138,497                     100.0%
                                 ========                     =====


      Product Characteristics of Risk in Force

        At December 31, 1997 and 1996, 98.2% and 99.2%, respectively, of MGIC's risk in force was primary insurance and the remaining risk in force was pool insurance. The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and
   (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.

                    Characteristics of Primary Risk in Force

                                               December 31,   December 31,
                                                   1997          1996

   Direct Risk in Force (Dollars
     in Millions . . . . . . . . . . . .         $32,175      $29,308

   Lender Concentration:
   Top 10 lenders  . . . . . . . . . . .            20.5%        17.9%
   Top 20 lenders  . . . . . . . . . . .            31.0%        28.1%

   LTV:(1)
   95s(2)  . . . . . . . . . . . . . . .            46.6%        43.5%
   90s(3)  . . . . . . . . . . . . . . .            53.2         56.2
   80s . . . . . . . . . . . . . . . . .             0.2          0.3
                                                --------     --------
   Total . . . . . . . . . . . . . . . .           100.0%       100.0%
                                                ========     ========
   Loan Type:
   Fixed(4)  . . . . . . . . . . . . . .            73.6%        71.5%
   ARM(5)  . . . . . . . . . . . . . . .            23.4         25.0
   Balloon(6)  . . . . . . . . . . . . .             2.9          3.4
   Other . . . . . . . . . . . . . . . .             0.1          0.1
                                                --------     --------
   Total . . . . . . . . . . . . . . . .           100.0%       100.0%
                                                ========     ========

   Original Insured Loan Amount:
   $200,000 and less   . . . . . . . . .            87.0%        87.8%
   Over $200,000   . . . . . . . . . . .            13.0         12.2
                                                --------     --------
   Total . . . . . . . . . . . . . . . .           100.0%       100.0%
                                                ========     ========
   Mortgage Term:
   15-years and under  . . . . . . . . .             4.4%         5.3%
   Over 15 years . . . . . . . . . . . .            95.6         94.7
                                                --------     --------
   Total . . . . . . . . . . . . . . . .           100.0%       100.0%
                                                ========     ========
   Property Type:
   Single-family(7)  . . . . . . . . . .            93.6%        93.4%
   Condominium . . . . . . . . . . . . .             6.0          6.1
   Other(8)  . . . . . . . . . . . . . .             0.4          0.5
                                                --------     --------
   Total . . . . . . . . . . . . . . . .           100.0%       100.0%
                                                ========     ========
   Occupancy Status:
   Primary residence . . . . . . . . . .            98.6%        99.0%
   Second home . . . . . . . . . . . . .             1.0          0.8
   Non-owner occupied  . . . . . . . . .             0.4          0.2
                                                --------     --------
   Total . . . . . . . . . . . . . . . .           100.0%       100.0%
                                                ========     ========
   ____________________

   (1) Loan-to-value represents the ratio (expressed as a percentage) of the dollar amount of the mortgage loan to the value of the property at the time the loan became insured. They are identified as in excess of 90% LTV ("95s"); in excess of 80% LTV and up to 90% LTV ("90s"); and equal to or less than 80% LTV ("80s").
   (2) Includes 97% LTV loans, which were 2.3% and 1.7%, respectively, of primary risk in force at December 31, 1997 and 1996.
   (3) MGIC includes in its classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At
        December 31, 1997 and 1996, 3.2% and 3.7%, respectively, of the primary risk in force consisted of these types of loans.
   (4) Includes fixed rate mortgages with temporary buydowns (where in effect, the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan).
   (5) Includes ARMs where payments adjust fully with interest rate adjustments. Also includes ARMs with negative amortization, which at December 31, 1997 and 1996, represented 2.1% and 2.2%, respectively, of primary risk in force. As of December 31, 1997 and 1996, ARMs with LTVs in excess of 90% represented 9.5% and 9.2%, respectively, of primary risk in force.
   (6) Balloon payment mortgages are loans with a maturity, typically five to seven years, that is shorter than the loans' amortization period.
   (7)  Includes townhouse-style attached housing with fee simple ownership.
   (8) Includes cooperatives and manufactured homes deemed to be real estate.

   C.  The WMAC Book

        In 1985, the Company acquired certain assets and businesses of Wisconsin Mortgage Assurance Corporation ("WMAC") and WMAC's parent, including the MGIC name and offices of WMAC, and hired substantially all of WMAC's employees ("Acquisition"). WMAC retained substantially all of its insurance in force, net of domestic reinsurance (the "WMAC Book" and sometimes in other documents referred to as the "Old Book"). Effective as of the time of the Acquisition, WMAC reinsured 100% of the WMAC Book with several international reinsurers. One of the reinsurers of the WMAC Book retroceded a 20% quota share of the WMAC Book to a subsidiary of the Company. In subsequent transactions, MGIC assumed a portion of the remaining 80% of such reinsurance. At December 31, 1997, MGIC reinsured approximately 66% of the WMAC Book and had approximately $1.1 billion of risk in force from the WMAC Book.

   D.  Other Business

        The Company, through subsidiaries, provides various mortgage services for the mortgage finance industry, such as contract underwriting, premium reconciliation and claims administration for HUD and the Resolution Trust Corporation, respectively, and secondary marketing of mortgage-related assets. The Company also owns approximately 48% of Credit-Based Asset Servicing and Securitization LLC and affiliated entities (collectively, "C-BASS"). C-BASS, which began operations in mid-1996, is principally engaged in the acquisition, sale and servicing of delinquent and other residential mortgage assets. The revenues recognized from these mortgage services operations, other non-insurance services and C-BASS represented 3.8% and 3.0% of the Company's consolidated revenues in 1997 and 1996, respectively.

      In 1997, the Company, through subsidiaries, began insuring second mortgages, including home equity loans. New insurance written on second mortgages in 1997 was immaterial.

   E.  Investment Portfolio

      Policy and Strategy

        Cash flow from the Company's investment portfolio represented approximately 34% of its total cash flow from operations during 1997. Approximately 90% of the Company's long-term investment portfolio is managed by a subsidiary of The Northwestern Mutual Life Insurance Company, although the Company maintains overall control of investment policy and strategy. The Company maintains direct management of the remainder of its investment portfolio.

        The Company's current policies emphasize preservation of capital, as well as total return. Therefore, the Company's investment portfolio consists almost entirely of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity commensurate with its perceived business outlook and the expected timing, direction and degree of changes in interest rates. The Company's investment policies in effect at December 31, 1997, limited investments in the securities of a single issuer (other than the U.S. government and its agencies) and generally did not permit purchasing fixed income securities rated below "A."

        At December 31, 1997, based on amortized cost value, approximately 98.3% of the Company's total fixed income investment portfolio was invested in securities rated "A" or better, with 61.5% which were rated "AAA" and 25.4% which were rated "AA," in each case by at least one nationally recognized securities rating organization.

        The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

      Investment Operations

        At December 31, 1997, the consolidated book value (which is equal to market value) of the Company's investment portfolio was approximately
   $2.4 billion. At December 31, 1997, municipal securities represented 71.3% of the book value of the total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 5.3%, 9.6%, 43.7% and 41.4%, respectively, of the total book value of the Company's investment in debt securities. The Company's net pre-tax investment income was $123.6 million for the year ended December 31, 1997, representing an after-tax yield of 5.0% for the year, a decline from 5.1% for 1996, resulting from a decline in the average interest rate on investments in 1997 as compared to 1996.

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

        As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. These requirements of Freddie Mac and Fannie Mae are subject to change from time to time. Currently, MGIC is an approved mortgage insurer for both Freddie Mac and Fannie Mae. In addition, to the extent Fannie Mae or Freddie Mac changes current guarantee fee arrangements, allows alternative credit enhancement, alters or liberalizes underwriting guidelines on low down payment mortgages they purchase, or otherwise changes its business practices or processes with respect such mortgages, private mortgage insurersmay be affected.

        Fannie Mae has issued primary mortgage insurance master policy guidelines applicable to MGIC and all other Fannie Mae-approved private mortgage insurers, establishing certain minimum terms of coverage necessary in order for an insurer to be eligible to insure loans purchased by Fannie Mae. The terms of MGIC's Master Policy comply with these guidelines.

        MGIC's claims-paying ability is rated "AA+" by Standard & Poor's Corporation and "Aa2" by Moody's Investors Service, Inc. Maintenance of a claims-paying ability rating of at least AA-/Aa3 is critical to a mortgage insurer's ability to continue to write new business. In assigning claims-paying ability ratings, rating agencies review a mortgage insurer's competitive position and business, management, corporate strategy historical and projected operating and underwriting performance, adequacy of capital to withstand extreme loss scenarios under assumptions determined by the rating agency, as well as other factors. The rating agency issuing the claims-paying ability rating can withdraw or change its rating at any time.

        Certain proposed legislation regarding cancellation of mortgage insurance is discussed at "The MGIC Book - Types of Product - Primary Insurance" above.

      Indirect Regulation

        The Company and MGIC are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and VA, and lenders. Private mortgage insurers, including MGIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended so as to change competition from government agencies, particularly FHA. The Clinton Administration has recently proposed to Congress that the FHA loan limits be increased to the Fannie Mae and Freddie Mac loan limits. In addition, various other proposals have been discussed from time to time by Congress and certain federal agencies to reform or modify the FHA.

        Subject to certain exceptions, RESPA prohibits any person from giving or receiving any "thing of value" pursuant to an agreement or understanding to refer real estate settlement services, which include mortgage insurance. In recent years, RESPA has been a source of substantial uncertainty and litigation for the home mortgage lending and real estate settlement services industries.

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

        There can be no assurance that other federal laws and regulations affecting such institutions and entities will not change, or that new legislation or regulations (including legislation or regulation that expands the permissible insurance activities of affiliates of depositary institutions) will not be adopted which will adversely affect the private mortgage insurance industry.

   G.  Employees

        At December 31, 1997, the Company had 1,090 full- and part-time employees, of whom approximately two-thirds were assigned to its Milwaukee headquarters and the remainder were assigned to its field offices.

   Item 2.  Properties.

        At December 31, 1997, the Company leased office space in various cities throughout the United States under leases expiring between 1998 and 2002 and which required annual rentals of $1.9 million in 1997.

        The Company owns its headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 340,000 square feet of space.

        The Company maintains two mainframe computers at its corporate data center located in its headquarters facility to support its data processing requirements. The Company has in place back up procedures in the event of emergency situations.

   Item 3.  Legal Proceedings.

        Information concerning certain legal proceedings involving the Company and its subsidiaries is included in Note 12 to the consolidated financial statements, included in Exhibit 13 to this Annual Report on Form 10-K, which Note is incorporated herein by reference.

   Item 4.  Submission of Matters to a Vote of Security Holders.

        None

                               Executive Officers

        Certain information with respect to the Company's executive officers as of March 1, 1998 is set forth below:

   Name and Age                                Title

   William H. Lacy, 53 . . . .   President and Chief Executive Officer of the
                                 Company and Chairman of the Board and Chief
                                 Executive Officer of MGIC; Director of the
                                 Company and MGIC

   Curt S. Culver, 45  . . . .   President and Chief Operating Officer of
                                 MGIC and Executive Vice President of the
                                 Company

   J. Michael Lauer, 53  . . .   Executive Vice President and Chief Financial
                                 Officer of the Company and MGIC

   James S. MacLeod, 50  . . .   Executive Vice President,Field Operations of
                                 MGIC

   Lawrence J. Pierzchalski, 45  Executive Vice President,Risk
                                 Management of MGIC

   Gordon H. Steinbach, 52 . .   Executive Vice President,Credit Policy of
                                 MGIC

   Jeffrey H. Lane, 48 . . . .   Senior Vice President, General Counsel and
                                 Secretary of the Company and MGIC


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

        Mr. Lauer has served as Executive Vice President and Chief Financial Officer of the Company and MGIC since March 1989.

        Mr. MacLeod has served as Executive Vice President-Field Operations of MGIC since January 1998. He served as Senior Vice President-Field Operations of MGIC from May 1996 to January 1998 and was Senior Vice President-Sales of MGIC from January 1995 to May 1996. He served as Senior Vice President - Business Development Operations of MGIC from October 1994 to January 1995. Prior thereto he was Senior Vice President - Office of the President of MGIC from May 1993 to October 1994; was Senior Vice President - Marketing of MGIC from January 1991 to May 1993; was Senior Vice President - Division Manager of MGIC from July 1987 to January 1991 and had held various management positions with MGIC in the areas of underwriting and risk management from March 1985 to July 1987.

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

        Mr. Steinbach has served as Executive Vice President-Credit Policy of MGIC since October 1996. He served as the Executive Vice President-Affordable Housing and Claims of MGIC from July 1992 to October 1996 and was Executive Vice President-Risk Management/Claims of MGIC from April 1991 to July 1992. He was Executive Vice President-Risk Management of MGIC from March 1988 to April 1991, Senior Vice President-Risk Management of MGIC from May 1986 to March 1988 and Senior Vice President-Underwriting from March 1985 to May 1986.

        Mr. Lane has served as Senior Vice President, General Counsel and Secretary of the Company and MGIC since August 1996. For more than five years prior to his joining the Company, Mr. Lane was a partner of Foley & Lardner, a law firm headquartered in Milwaukee, Wisconsin.

                                     PART II


   Item 5.    Market for Registrant's Common Equity and Related Stockholder
              Matters.

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

   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

              The information set forth in the second paragraph under the caption "Management's Discussion and Analysis - Financial Condition" in Exhibit 13 to this Annual Report on Form 10-K is hereby incorporated by reference in answer to this Item.

   Item 8.    Financial Statements and Supplementary Data.

              The consolidated statements of operations, of shareholders' equity and of cash flows for each of the years in the three-year period ended December 31, 1997, and the related consolidated balance sheet of the Company as of December 31, 1997 and 1996, together with the related notes thereto and the report of independent accountants, as well as the unaudited quarterly financial data, all set forth in Exhibit 13 to this Annual Report on Form 10-K, are hereby incorporated by reference in answer to this Item.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

              None.

                                    PART III


   Item 10.   Directors and Executive Officers of the Registrant.

              The information on the Directors of the Registrant is included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the Executive Officers of the Registrant appears at the end of Part I of this Form 10-K.

   Item 11.   Executive Compensation.

              This information is included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders (other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission), and is hereby incorporated by reference.

   Item 12.   Security Ownership of Certain Beneficial Owners and Management.

              This information is included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, and is hereby incorporated by reference.

   Item 13.   Certain Relationships and Related Transactions.

              This information is included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, and is hereby incorporated by reference.

                                     PART IV




   Item 14.   Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.

           (a) 1. Financial statements- The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

               2. Financial statement schedules - The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

               3. Exhibits - The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item and the Exhibits listed in such Index are filed as part of this Form 10-K.

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]

    Consolidated Financial Statements (all contained in Exhibit 12 to this Annual Report on Form 10-K)

    Consolidated statement of operations for each of the three years in the period ended December 31, 1997

    Consolidated balance sheet at December 31, 1997 and 1996

    Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1997

    Consolidated statement of cash flows for each of the three years in the period ended December 31, 1997

    Notes to consolidated financial statements

    Report of independent accountants

    Financial Statement Schedules (all contained immediately following the signature page to this Annual Report on Form 10-K)

    Report of independent accountants on financial statement schedules

    Schedules at and for the specified years in the three-year period ended December 31, 1997:

         Schedule I - Summary of investments , other than investments in related parties

         Schedule II- Condensed financial information of Registrant

         Schedule IV- Reinsurance

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

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


       /s/ William H. Lacy
   William H. Lacy
   President, Chief Executive Officer and
     Director


       /s/ J. Michael Lauer
   J. Michael Lauer
   Executive Vice President and
     Chief Financial Officer
   (Principal Financial Officer)


       /s/ Patrick Sinks
   Patrick Sinks
   Vice President, Controller and
     Chief Accounting Officer
   (Principal Accounting Officer)


       /s/ James A. Abbott
   James A. Abbott, Director


       /s/ Mary K. Bush
   Mary K. Bush, Director


       /s/ Karl E. Case
   Karl E. Case, Director


       /s/ David S. Engelman
   David S. Engelman, Director


       /s/ James D. Ericson
   James D. Ericson, Director


       /s/ Daniel Gross
   Daniel Gross, Director


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



       /s/ Peter J. Wallison
   Peter J. Wallison, Director



       /s/ Edward J. Zore
   Edward J. Zore, Director

              Report of Independent Accountants on
                  Financial Statement Schedules


   To the Board of Directors
   of MGIC Investment Corporation


   Our audits of the consolidated financial statements referred to in our report dated January 7, 1998 appearing on page 23 of the 1997 Annual Report to Shareholders of MGIC Investment Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






   PRICE WATERHOUSE LLP

   Milwaukee, Wisconsin
   January 7, 1998

                           MGIC INVESTMENT CORPORATION

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1997

                                                           Amount at
                               Amortized       Market    which shown in
     Type of Investment           Cost          Value  the balance sheet
                                      (In thousands of dollars)

   Fixed maturities:
     Bonds:
       United States
       Government and
       government
       agencies and
       authorities             $  60,972      $  64,543          $64,543
     States, municipalities
       and political
       subdivisions            1,620,660      1,723,020        1,723,020
     Foreign governments          14,086         15,002           15,002
     Public utilities             46,488         48,550           48,550
     All other corporate
       bonds                     324,513        332,329          332,329
      Redeemable preferred
       stocks                      2,414          2,510            2,510
                               ---------      ---------       ----------
       Total fixed
         maturities            2,069,133      2,185,954        2,185,954

   Equity securities:
     Common stocks:
       Banks, trust and
         insurance
         companies               103,670        116,053          116,053
                               ---------      ---------        ---------
       Total equity
         securities              103,670        116,053          116,053
                               ---------      ---------        ---------
   Short-term investments        114,733        114,733          114,733
                               ---------      ---------        ---------
       Total investments      $2,287,536     $2,416,740       $2,416,740
                               =========      =========        =========


                                        MGIC INVESTMENT CORPORATION

                       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                         CONDENSED BALANCE SHEET
                                          PARENT COMPANY ONLY
                                      December 31, 1997 and 1996
                                                                                              1997                       1996
                                                                                                (In thousands of dollars)
    ASSETS
    Investment portfolio, at market value:
       Fixed maturities                                                                 $    11,487               $     20,211
       Short-term investments                                                                 5,411                      4,683
                                                                                            -------                   --------
           Total investment portfolio                                                        16,898                     24,894

    Cash                                                                                          -                          7
    Investment in subsidiaries, at equity in net assets                                   1,693,879                  1,341,206
    Income taxes receivable - affiliates                                                     18,912                     12,088
    Accrued investment income                                                                   224                        260
    Other assets                                                                                  9                         16
                                                                                          ---------                  ---------
            Total assets                                                                $ 1,729,922                $ 1,378,471
                                                                                          =========                  =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities:
       Notes payable                                                                    $   237,500                $        -
       Accounts payable - affiliates                                                          3,057                     12,356
       Other liabilities                                                                      2,583                         -
                                                                                          ---------                  ---------
            Total liabilities                                                               243,140                     12,356
                                                                                          ---------                  ---------

    Shareholders' equity (note B):

       Common stock, $1 par value, shares authorized
           150,000,000; shares issued 121,110,800;
           outstanding 1997 - 113,791,593; 1996 - 117,900,868                               121,111                    121,111
       Paid-in surplus                                                                      218,499                    207,984
       Treasury stock (shares at cost, 1997 - 7,319,207;
           1996 - 3,209,932)                                                               (252,942)                    (7,073)
       Unrealized appreciation in investment portfolio of
           subsidiaries, net of tax                                                          83,985                     40,685
       Retained earnings                                                                  1,316,129                  1,003,408
                                                                                         ----------                 ----------
           Total shareholders' equity                                                     1,486,782                  1,366,115
                                                                                         ----------                 ----------
           Total liabilities and shareholders' equity                                   $ 1,729,922                $ 1,378,471
                                                                                         ----------                 ----------

    See accompanying supplementary notes to Parent Company condensed financial statements.




                                         MGIC INVESTMENT CORPORATION

                         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                      CONDENSED STATEMENT OF OPERATIONS
                                             PARENT COMPANY ONLY
                               Years Ended December 31, 1997, 1996 and 1995

                                                                            1997                 1996                  1995
                                                                                     (In thousands of dollars)
    Revenue:
       Equity in undistributed net income of subsidiaries          $       304,434      $       240,631      $        186,184
       Dividends received from subsidiaries                                 22,143               16,349                20,521
       Investment income, net                                                1,576                1,256                   902
       Realized investment gains (losses), net                                 233                  (32)                   42
       Other income                                                             -                     3                    -
                                                                     -------------         ------------         -------------
           Total revenue                                                   328,386              258,207               207,649
                                                                     -------------         ------------         -------------
    Expenses:

       Operating expenses                                                      374                  216                    84
       Interest expense                                                      6,080                   -                     -
                                                                     -------------         ------------         -------------
           Total expenses                                                    6,454                  216                    84
                                                                     -------------         ------------         -------------
    Income before tax                                                      321,932              257,991               207,565
    Credit for income tax                                                   (1,818)                 -                     -
                                                                     -------------         ------------         -------------
    Net income                                                     $       323,750      $       257,991      $        207,565
                                                                     =============         ============         =============


    See accompanying supplementary notes to Parent Company condensed financial statements.



                                            MGIC INVESTMENT CORPORATION

                             SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                         CONDENSED STATEMENT OF CASH FLOWS
                                               PARENT COMPANY ONLY
                                 Years Ended December 31, 1997, 1996 and 1995


                                                                                    1997               1996             1995
                                                                                            (In thousands of dollars)
    Cash flows from operating activities:
       Net income                                                         $         323,750      $      257,991      $  207,565
       Adjustments to reconcile net income to net cash
           provided by operating activities:
               Equity in undistributed net income of subsidiaries                  (304,434)           (240,631)       (186,184)
               Increase in income taxes receivable                                   (6,824)             (6,443)         (1,969)
               Decrease in accrued investment income                                     36                  18              31
               (Decrease) increase in accounts payable - affiliates                  (9,299)              1,413           1,704
               Increase (decrease) in other liabilities                               2,583                  -             (226)
               Other                                                                    (81)                 (1)           (233)
                                                                               ------------          ----------       ---------
    Net cash provided by operating activities                                         5,731              12,347          20,688
                                                                               ------------          ----------       ---------

    Cash flows from investing activities:
       Increase in investment in subsidiaries                                        (5,000)            (10,000)        (15,000)
       Purchase of fixed maturities                                                  (8,650)             (7,232)        (11,034)
       Sale of fixed maturities                                                      17,523               4,632           9,205
       Sale of equity securities                                                         -                   30              -
                                                                               ------------          ----------       ---------
    Net cash (used in) provided by investing activities                               3,873             (12,570)        (16,829)
                                                                               ------------          ----------       ---------

    Cash flows from financing activities:
       Dividends paid to shareholders                                               (11,029)             (9,425)         (9,371)
       Repurchase of outstanding common shares                                     (248,426)                 -               -
       Increase in note payable                                                     237,500                  -               -
       Reissuance of treasury stock                                                  13,072              10,209           6,079
                                                                               ------------          ----------       ---------
    Net cash provided by (used in) financing activities                              (8,883)                784          (3,292)
                                                                               ------------          ----------       ---------
    Net increase in cash and short-term investments                                     721                 561             567
    Cash and short-term investments at beginning of year                              4,690               4,129           3,562
                                                                               ------------          ----------       ---------
    Cash and short-term investments at end of year                        $           5,411      $        4,690      $    4,129
                                                                               ============          ==========       =========


    See accompanying notes to Parent Company condensed financial statements.



                           MGIC INVESTMENT CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               PARENT COMPANY ONLY

                               SUPPLEMENTARY NOTES


   Note A

      The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 10 through 23 of the MGIC Investment Corporation 1997 Annual Report to Shareholders.

   Note B

      The Company's insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders' surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. In 1998, the Company's principal insurance subsidiary, Mortgage Guaranty Insurance Corporation can pay $33.3 million of dividends and the other insurance subsidiaries of the Company can pay $2.5 million of dividends without such regulatory approval.

      Certain of the Company's non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company's ability to pay dividends. In 1998, the Company can pay dividends of $25.9 million from the Parent Company's funds and funds available from the non-insurance subsidiaries. In 1997, 1996 and 1995, the Company paid dividends of $11.0 million, $9.4 million and $9.4 million, respectively or $.095 per share in 1997 and $.08 per share in 1996 and 1995.


                                     MGIC INVESTMENT CORPORATION

                                     SCHEDULE IV - REINSURANCE
                                 MORTGAGE INSURANCE PREMIUMS EARNED
                              Years Ended December 31, 1997, 1996 and 1995

                                                                            Assumed                                Percentage
                                                       Ceded to              From                                   of Amount
                                    Gross               Other                Other                Net              Assumed to
                                    Amount            Companies            Companies             Amount                Net
                                                                   (In thousands of dollars)
    Year ended December 31,
         1997                   $    712,069      $       15,990       $       12,665      $      708,744              1.8%
                                ============      ==============       ==============      ==============
         1996                   $    623,148      $       19,350       $       13,245      $      617,043              2.1%
                                ============      ==============       ==============      ==============
         1995                   $    522,069      $       23,760       $        8,191      $      506,500              1.6%
                                ============      ==============       ==============      ==============


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

    3.1 Articles of Incorporation, as amended, including Articles of Amendment effective May 23, 1994.(1)

    3.2            Amended and Restated Bylaws.(2)

    4.1            Article 6 of the Articles of Incorporation
                   (included within Exhibit 3.1)

    4.2            Amended and Restated Bylaws (included as
                   Exhibit 3.2)

                   [The Company is a party to a Credit Agreement with a group of financial institutions which is not being filed pursuant to Reg. S-K Item 602(b) (4)
                   (iii) (A). The Company hereby agrees to furnish a copy of such Credit Agreement to the Commission upon its request.]

    10.1 Common Stock Purchase Agreement between the Company and The Northwestern Mutual Life Insurance Company ("NML"), dated November 30, 1984(3)

    10.2 Tax Agreement between NML, the Company and certain subsidiaries of the Company, dated January 1, 1986, including amendment thereto dated as of August 2, 1991(4)

    10.3 Tax Sharing Agreement between the Company, MGIC and certain subsidiaries of MGIC, dated January 22, 1986(5)

    10.4 Amendment to Tax Agreement, dated as of August 14, 1991, by and between NML, the Company, and its subsidiaries(6)

    10.5           Amended and Restated Investment Advisory and
                   Servicing Agreement between the Company and Northwestern Mutual Investment Services, Inc., dated December 5, 1997.

    10.6 MGIC Investment Corporation Amended and Restated 1989 Stock Option Plan (including forms of option agreement).(7)

    10.7           MGIC Investment Corporation 1991 Stock Incentive
                   Plan.

    10.8 Form of Stock Option Agreement under 1991 Stock Option Plan (now known as the 1991 Stock Incentive
                   Plan).(8)

    10.9 Form of Stock Option Agreement under 1991 Stock Incentive Plan (1997 Form 1).

    10.10 Form of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.

    10.11          Executive Bonus Plan

    10.12          Supplemental Executive Retirement Plan.(9)

    10.13 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(10)

    10.14 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(11)

    10.15 Two forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(12)

    10.16 Form of MGIC Mortgage Guaranty Master Policy, in effect generally for insurance commitments issued beginning March 1, 1995, including the Master Policy Program Endorsement relating to delegated underwriting.(13)

    11             Statement re:  computation of per share earnings

    13             Information from the 1997 Annual Report of the
                   Company to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

    21             List of Subsidiaries

    23             Consent of Price Waterhouse LLP

    27             Financial Data Schedule

        Supplementary List of the above Exhibits which relate to management contracts or compensatory plans or arrangements.

    10.6 MGIC Investment Corporation Amended and Restated 1989 Stock Option Plan (including forms of option agreement).

    10.7           MGIC Investment Corporation 1991 Stock Incentive
                   Plan.

    10.8 Form of Stock Option Agreement under 1991 Stock Option Plan (now known as the 1991 Stock Incentive
                   Plan).

    10.9 Form of Stock Option Agreement under 1991 Stock Incentive Plan (1997 Form 1).

    10.10 Form of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.

    10.11          Executive Bonus Plan

    10.12          Supplemental Executive Retirement Plan.

    10.13 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.

    10.14 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

    10.15 Two forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

             The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: the Company's Form S-1 Registration Statement (No. 33-41289), which became effective in August 1991 (the "1991 S-1"); the Company's Annual Reports on Form 10-K for the years ended December 31, 1991, 1992, 1993, 1994 or 1996 (the "1991
   10-K," "1992 10-K," "1993 10-K," "1994 10-K," and "1996 10-K,"
   respectively; or to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 1994 (the "10-Q as of June 30, 1994"). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

       (1)   Exhibit 3.3 to the 10-Q as of June 30, 1994.

       (2)   Exhibit 3.2 to the 1991 S-1 and the amendment thereto is
             Exhibit 3.3 to the 1992 10-K.

       (3)   Exhibit 10.1 to the 1991 S-1.

       (4) The Tax Agreement is Exhibit 10.8 to the 1991 S-1 and the amendment thereto is Exhibit 10.21 to the 1991 S-1.

       (5)   Exhibit 10.9 to the 1991 S-1.

       (6)   Exhibit 10.10 to the 1991 10-K.

       (7)   Exhibit 10.16 to the 1991 S-1.

       (8)   Exhibit 10.19 to the 1991 10-K.

       (9)   Exhibit 10.16 to the 1996 10-K

       (10)  Exhibit 10.23 to the 1993 10-K.

       (11)  Exhibit 10.24 to the 1993 10-K.

       (12)  Exhibits 10.27 and 10.28 to the 10-Q as of June 30, 1994.

       (13)  Exhibit 10.26 to the 1994 10-K.