Form 10-Q
period 1998-03-31
MGIC INVESTMENT CORP
filed 1998-05-15
CIK 876437

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  _________

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended MARCH 31, 1998
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
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

        YES     X                          NO
           ----------                         ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK     PAR VALUE      DATE       NUMBER OF SHARES
--------------     ---------      ----       ----------------
Common stock         $1.00       3/31/98       114,105,616

                         MGIC INVESTMENT CORPORATION
                              TABLE OF CONTENTS


                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            March 31, 1998 (Unaudited) and December 31, 1997             3

          Consolidated Statement of Operations for the Three Months
            Ended March 31, 1998 and 1997 (Unaudited)                    4

          Consolidated Statement of Cash Flows for the Three Months
            Ended March 31, 1998 and 1997 (Unaudited)                    5

          Notes to Consolidated Financial Statements (Unaudited)        6-9

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10-13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk   14-15

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                              17

INDEX TO EXHIBITS                                                       18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
               March 31, 1998 (Unaudited) and December 31, 1997

                                                      March 31,   December 31,
                                                        1998          1997
                                                      ---------   ------------
ASSETS                                               (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $2,315,903   $2,185,954
    Equity securities                                      4,221      116,053
    Short-term investments                               222,631      114,733
                                                      ----------   ----------
      Total investment portfolio                       2,542,755    2,416,740

Cash                                                       5,988        4,893
Accrued investment income                                 34,007       35,485
Reinsurance recoverable on loss reserves                  24,762       26,415
Reinsurance recoverable on unearned premiums               7,934        9,239
Home office and equipment, net                            33,370       33,784
Deferred insurance policy acquisition costs               26,211       27,156
Investment in unconsolidated subsidiary                   31,320       29,400
Other assets                                              28,653       34,575
                                                      ----------   ----------
      Total assets                                    $2,735,000   $2,617,687
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Loss reserves                                       $  617,734   $  598,683
  Unearned premiums                                      183,666      198,305
  Notes payable (note 2)                                 242,500      237,500
  Income taxes payable                                    50,656       27,717
  Other liabilities                                       62,532       68,700
                                                      ----------   ----------
      Total liabilities                                1,157,088    1,130,905
                                                      ----------   ----------
Contingencies (note 3)

Shareholders' equity (note 4):
  Common stock, $1 par value, shares authorized
    150,000,000; shares issued 121,110,800;
    shares outstanding, 3/31/98 - 114,105,616;
    1997 - 113,791,593                                  121,111       121,111
  Paid-in surplus                                       218,397       218,499
  Treasury stock (shares at cost, 3/31/98 - 7,005,184;
    1997 - 7,319,207)                                  (242,115)     (252,942)
  Unrealized appreciation in investments, net of tax
    (note 6)                                             73,193        83,985
  Retained earnings                                   1,407,326     1,316,129
                                                     ----------    ----------
      Total shareholders' equity                      1,577,912     1,486,782
                                                     ----------    ----------
      Total liabilities and shareholders' equity     $2,735,000    $2,617,687
                                                     ==========    ==========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  Three Months Ended March 31, 1998 and 1997
                                 (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        1998       1997
                                                        ----       ----
                                                    (In thousands of dollars,
                                                     except per share data)
Revenues:
  Premiums written:
    Direct                                            $177,797   $155,289
    Assumed                                              1,969      2,794
    Ceded                                               (3,279)    (2,477)
                                                      --------   --------
  Net premiums written                                 176,487    155,606
  Decrease in unearned premiums                         13,334     14,686
                                                      --------   --------
  Net premiums earned                                  189,821    170,292
  Investment income, net of expenses                    34,389     29,508
  Realized investment gains, net                        10,295         89
  Other revenue                                          9,461      5,202
                                                      --------   --------
    Total revenues                                     243,966    205,091
                                                      --------   --------
Losses and expenses:
  Losses incurred, net                                  59,438     63,194
  Underwriting and other expenses                       45,158     38,213
  Interest expense                                       3,630        319
  Ceding commission                                       (337)      (542)
                                                      --------   --------
    Total losses and expenses                          107,889    101,184
                                                      --------   --------
Income before tax                                      136,077    103,907

Provision for income tax                                42,030     31,471
                                                      --------   --------
Net income                                            $ 94,047   $ 72,436
                                                      ========   ========

Earnings per share (notes 4 and 5):
   Basic                                              $   0.83   $   0.61
                                                      ========   ========
   Diluted                                            $   0.81   $   0.61
                                                      ========   ========
Weighted average common shares
  outstanding (shares in thousands, notes 4 and 5)     115,741    119,323
                                                      ========   ========
Dividends per share (note 4)                          $  0.025   $   0.02
                                                      ========   ========


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  Three Months Ended March 31, 1998 and 1997
                                 (Unaudited)
                                                      Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        1998        1997
                                                        ----        ----
                                                    (In thousands of dollars)
Cash flows from operating activities:
  Net income                                          $ 94,047    $ 72,436
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                4,564       7,317
      Increase in deferred insurance policy
        acquisition costs                               (3,619)     (6,117)
      Depreciation and amortization                      1,892       2,017
      Decrease in accrued investment income              1,478       4,790
      Decrease in reinsurance recoverable on loss
        reserves                                         1,653       1,028
      Decrease in reinsurance recoverable on unearned
        premiums                                         1,305       1,605
      Increase in loss reserves                         19,051      22,932
      Decrease in unearned premiums                    (14,639)    (16,291)
      (Increase) decrease in investment in
        unconsolidated subsidiary                       (1,920)        500
      Other                                             28,653      15,226
                                                      --------    --------
Net cash provided by operating activities              132,465     105,443
                                                      --------    --------
Cash flows from investing activities:
  Purchase of equity securities                         (3,886)          -
  Purchase of fixed maturities                        (242,572)   (165,998)
  Proceeds from sale of equity securities              106,223           -
  Proceeds from sale or maturity of fixed maturities   104,837     109,782
                                                      --------    --------
Net cash used in investing activities                  (35,398)    (56,216)
                                                      --------    --------
Cash flows from financing activities:
  Dividends paid to shareholders                        (2,850)     (2,361)
  Net increase (decrease) in notes payable               5,000     (35,424)
  Reissuance of treasury stock                           9,776       9,090
                                                      --------    --------
Net cash provided by (used in) financing activities     11,926     (28,695)
                                                      --------    --------
Net increase in cash and short-term investments        108,993      20,532
Cash and short-term investments at beginning of period 119,626     143,975
                                                      --------    --------
Cash and short-term investments at end of period      $228,619    $164,507
                                                      ========    ========


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1998
                                  (Unaudited)


Note 1 - Basis of presentation

      The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the "Company") and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K for that year.

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

Note 2 - Notes payable

     During 1997, the Company repurchased 4,655,985 shares of its outstanding common stock from a financial intermediary at a cost of approximately $248 million. Funds to repurchase the shares were primarily provided by borrowings under a credit facility evidenced by notes payable. The weighted average interest rate on the notes at March 31, 1998 was 5.92% per annum. The interest rate on borrowings under the facility is variable.

     The credit facility provides for up to $250 million of availability which decreases by $25 million each year beginning June 20, 1998 through June 20, 2001. Any outstanding borrowings under the facility mature on June 20, 2002. The Company has the option, on notice to the lenders, to prepay any borrowings subject to certain provisions. At March 31, 1998 outstanding borrowings under the credit facility were generally for terms of less than one year.

     Under the terms of the credit facility, the Company must maintain shareholders' equity of at least $900 million and MGIC must maintain a claims paying ability rating of AA- or better with Standard & Poor's Corporation ("S&P"). At March 31, 1998, the Company had shareholders' equity of $1,578 million and MGIC had a claims paying ability rating of AA+ from S&P.

     During  1998  MGIC guaranteed one half of a  $50  million
credit   facility  for  C-BASS,  a  48%  owned  unconsolidated
subsidiary.  The facility matures in January 1999.

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

Note 4 - Shareholders' equity

     On June 2, 1997 the Company effected a two-for-one stock split of the Company's common stock in the form of a 100% stock dividend. The prior year share, per share and certain equity amounts set forth in the accompanying financial statements have been adjusted to take into account the stock split.

Note 5 - Earnings per share

    The Company's basic and diluted earnings per share ("EPS") have been calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS.

                                  Three Months Ended March 31,
                                  ----------------------------
                                        1998         1997
                                        ----         ----
                                      (Shares in thousands)

 Weighted-average shares - Basic EPS   113,989      118,108
 Common stock equivalents                1,752        1,215
                                       -------      -------
 Weighted-average shares - Diluted EPS 115,741      119,323
                                       =======      =======

     Earnings per share for 1997 has been restated to reflect the provisions of SFAS 128. Previously reported EPS for 1997, after adjustment for the stock split, equaled diluted EPS under SFAS 128.

Note 6 - New accounting standards

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income ("SFAS 130"). The statement establishes standards for the reporting and display of comprehensive income and its components in annual financial statements. The Company's total comprehensive income, as calculated per SFAS 130, was as follows:

                                  Three Months Ended March 31,
                                  ----------------------------
                                        1998        1997
                                        ----        ----
                                    (In thousands of dollars)

    Net  income                       $ 94,047    $ 72,436
    Other comprehensive loss           (10,792)    (22,851)
                                      --------    ---------
      Total comprehensive income      $ 83,255    $ 49,585
                                      ========    ========

     The  difference  between the Company's  net   income  and
total  comprehensive income for the three months  ended  March
31, 1998 and 1997 is primarily the change in unrealized appreciation on investments, net of tax.

Note 7 - Subsequent events

      On May 7, 1998, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock with an aggregate purchase price of up to $250 million. The Company's previous $250 million stock repurchase program was completed during 1997. The Company expects to fund the repurchase program through a bank loan facility, which the Company is in the process of arranging, and from operating cash flow.

    At the Company's May 7, 1998 annual shareholders' meeting, shareholders approved an increase in the number of authorized shares of common stock from 150 million to 300 million shares and approved a class of preferred stock of 10 million shares.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

  Three Months Ended March 31, 1998 Compared With Three Months
  Ended March 31, 1997

     Net income for the three months ended March 31, 1998 was $94.0 million, compared to $72.4 million for the same period of 1997, an increase of 30%. After giving effect to the Company's two-for-one stock split, effective June 2, 1997, diluted earnings per share for the three months ended March 31, 1998 was $0.81 compared to $0.61 in the same period last year, an increase of 33%. See notes 4 and 5 to the consolidated financial statements.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended March 31, 1998 was $8.5 billion, compared to $6.5 billion in the same period of 1997. Refinancing activity accounted for 35% of new primary insurance written in the first quarter of 1998, compared to 17% in the first quarter of 1997.

     New insurance written for the first quarter of 1998 reflected an increase in the usage of the monthly premium product to 95% of new insurance written from 92% of new insurance written in the first quarter of 1997. New insurance written for adjustable-rate mortgages decreased to 13% of new insurance written in the first quarter of 1998 from 26% of new insurance written in the same period of 1997. Also, mortgages with loan-to-value ratios in excess of 90% but not more than 95% decreased to 34% of new insurance written in the first quarter of 1998 from 42% of new insurance written in the same period of 1997.

     The $8.5 billion of new primary insurance written during the first quarter of 1998 was offset by the cancellation of $8.7 billion of insurance in force, and resulted in a net decrease of $.2 billion in primary insurance in force, compared to new primary insurance written of $6.5 billion, the cancellation of $5.1 billion, and a net increase of $1.4 billion in insurance in force during the first quarter of
1997.    Direct   primary   insurance   in  force  was  $138.3
billion at March 31, 1998 compared to $138.5 billion at December 31, 1997 and $132.8 billion at March 31, 1997. In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended March 31, 1998 was $144 million, which was virtually all agency pool insurance. The Company's direct pool risk in force at March 31, 1998 was $730.7 million compared to $261.3 million at March 31, 1997 and is expected to increase during the remainder of 1998 as a result of outstanding commitments to write additional agency pool insurance.

     Cancellation activity increased during 1997 and the first quarter of 1998 due to favorable mortgage interest rates which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 78.4% at March 31, 1998 from 82.7% at March 31, 1997. Cancellation activity could increase due to factors other than refinances and home sales if proposed legislation regarding cancellation of mortgage insurance is enacted.

     Net premiums written were $176.5 million during the first quarter of 1998, compared to $155.6 million during the first quarter of 1997, an increase of 13%. Net premiums earned were $189.8 million for the first quarter of 1998, an increase of 11% over the $170.3 million for the same period in 1997. The increases were primarily a result of the growth in insurance in force since March 31, 1997 and renewal premiums on mortgage loans with deeper coverages.

     Investment income for the first quarter of 1998 was $34.4 million, an increase of 17% over the $29.5 million in the first quarter of 1997. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.4 billion for the first quarter of 1998 from $2.0 billion for the first quarter of 1997, an increase of 17%. The portfolio's average pre-tax investment yield was 5.8% for the first quarter of 1998 and 5.9% for the same period in 1997. The portfolio's average after-tax investment yield was 4.9% for the first quarter of 1998 and 5.0% for the same period in 1997. The Company realized gains of $10.3 million during the three months ended March 31, 1998 resulting primarily from the sale of equity securities compared to minimal realized gains on investments during the same period in 1997.

     Other revenue was $9.5 million for the first quarter of 1998 compared to $5.2 million for the same period in 1997. The increase is primarily the result of $1.9 million of equity earnings from C-BASS, the Company's joint venture with Enhance Financial Services Group Inc. and an increase in fee-based services for underwriting.

     Net losses incurred decreased 6% to $59.4 million during the first quarter of 1998 from $63.2 million during the first quarter of 1997. Such decrease was primarily attributed to a decrease in the primary insurance notice inventory during the first quarter as compared to an increase in the primary insurance notice inventory during the comparable period of 1997, along with improvements in certain high-cost geographic regions. At March 31, 1998, 59% of MGIC's insurance in force was written during the preceding thirteen quarters, compared to 63% at March 31, 1997. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

     Underwriting and other expenses increased to $45.2 million in the first quarter of 1998 from $38.2 million in the first quarter of 1997, an increase of 18%. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax due to higher premiums written.

     Interest expense increased to $3.6 million in the first quarter of 1998 from $.3 million during the same period in 1997. Interest expense in the current period is the result of debt incurred to fund the stock repurchase program. Interest expense for the first quarter of 1997 represents interest prior to the repayment in January 1997 of the mortgages payable. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 31.3% for the first quarter of 1998 compared to 37.1% for the first quarter of 1997. The consolidated insurance operations expense and combined ratios were 19.9% and 51.2%, respectively, for the first quarter of 1998 compared to 21.1% and 58.2% for the first quarter of 1997.

     The effective tax rate was 30.9% in the first quarter of 1998, compared to 30.3% in the first quarter of 1997. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1998 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of $132.5 million for the three months ended March 31, 1998, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     Consolidated total investments were $2.5 billion at March 31, 1998, compared to $2.4 billion at December 31, 1997, an increase of 5%. This increase is due primarily to positive cash flow from operations. The investment portfolio includes unrealized gains on securities marked to market at March 31, 1998 and December 31, 1997 of $112.6 million and $129.2 million, respectively. As of March 31, 1998, the Company had $222.6 million of short-term investments with maturities of 90 days or less. In addition, at March 31, 1998, based on amortized cost, the Company's total investments, which were primarily comprised of fixed maturities, were approximately 98% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     Consolidated loss reserves increased 3% to $617.7 million at March 31, 1998 from $598.7 million at December 31, 1997. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $14.6 million from $198.3 million at December 31, 1997 to $183.7 million at March 31, 1998, primarily reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $1.3 million to $7.9 million at March 31, 1998 from $9.2 million at December 31, 1997, primarily reflecting the reduction in unearned premiums.

      Consolidated shareholders' equity increased to $1.6 billion at March 31, 1998, from $1.5 billion at December 31, 1997, an increase of 6%. This increase consisted of $94.0 million of net income during the first three months of 1998 and $10.7 million from the reissuance of treasury stock offset by a decrease in net unrealized gains on investments of $10.8 million, net of tax, and dividends declared of $2.8 million.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 15.1:1 at March 31, 1998 compared to 15.7:1 at December 31, 1997. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $77.1 million, net of reinsurance, during the first three months of 1998.

    The Company's combined insurance risk-to-capital ratio was
15.7:1  at March 31, 1998, compared to 16.4:1 at December  31,
1997.   The  decrease was due to the same reasons as described
above.

     See note 7 for discussion regarding the Company's stock repurchase program.

Year 2000  Compliance

     Almost all of the Company's computer systems, including all of the systems which are integral to its business, either have been originally developed to be Year 2000 compliant or have been reprogrammed. The Company plans to reprogram the remaining systems and to complete tests of all systems for Year 2000 compliance by the end of 1998. All costs incurred through the first quarter of 1998 for systems for Year 2000 compliance have been expensed and were immaterial. The costs of the remaining reprogramming and testing are expected to be immaterial. Some of the Company's computer systems integral to its business interface with computer systems of third parties. Virtually all transactions with systems operated by third parties involve nationally recognized service bureaus, Fannie Mae, Freddie Mac or other companies that were among the top 50 mortgage servicers in 1997. The Company is assuming that these third parties will successfully address Year 2000 compliance for their own systems and is planning to work with many of these third parties in 1998 to coordinate testing of Year 2000 system interfaces. As a result, the Company does not anticipate Year 2000 compliance arising from interfaces with third-party systems will have a material impact on its operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

    At March 31, 1998, the Company had no derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 1998, the average duration of the Company's investment portfolio was 5.7 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.7% decrease/increase in the value of the Company's investment portfolio.

     The Company's borrowings under the credit facility are subject to an interest rate that is variable. Changes in market interest rates would have minimal impact on the value of the note payable. See note 2 to the consolidated financial statements.

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

        -     that  government housing policy may change,
        including    changes    in    Federal     Housing
        Administration ("FHA") loan limits,  and  changes
        in    the   statutory   charters   and   coverage
        requirements of Freddie Mac and Fannie Mae;  that
        MGIC's  market share of new insurance written  or
        the  amount  of  new  insurance  written  may  be
        adversely   affected  as  a  result  of   factors
        affecting  housing  demand,  government   housing
        policy  and Freddie Mac and Fannie Mae  discussed
        above; or as a result of underwriting changes  by
        the  Company;  actions  taken  by  the  Company's
        competitors,    including   their    underwriting
        criteria,  pricing or products offered; decisions
        by  lenders  to originate low down payment  loans
        using   substitutes   for   mortgage   insurance,
        including   self-insurance,  or  to  the   extent
        legally   permissible,   to   provide   insurance
        themselves; or for other reasons;

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

           (b) Reports on Form 8-K - No reports were filed on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 1998.



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