Form 10-Q
period 1998-06-30
MGIC INVESTMENT CORP
filed 1998-08-14
CIK 876437

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  _________

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1998
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________
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

        YES     X                          NO
            --------                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK      PAR VALUE      DATE       NUMBER OF SHARES
--------------      ---------      ----       ----------------
Common stock          $1.00       6/30/98       113,340,426

                         MGIC INVESTMENT CORPORATION
                              TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            June 30, 1998 (Unaudited) and December 31, 1997              3

          Consolidated Statement of Operations for the Three and Six
            Month Periods Ended June 30, 1998 and 1997 (Unaudited)       4

          Consolidated Statement of Cash Flows for the Six Months
            Ended June 30, 1998 and 1997 (Unaudited)                     5

          Notes to Consolidated Financial Statements (Unaudited)        6-8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9-17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    17

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                         18

Item 4.   Submission of Matters to a Vote of Security Holders          18-19

Item 5.   Other Information                                             20

Item 6.   Exhibits and Reports on Form 8-K                              20

SIGNATURES                                                              21

INDEX TO EXHIBITS                                                       22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                June 30, 1998 (Unaudited) and December 31, 1997

                                                       June 30,   December 31,
                                                         1998        1997
                                                       --------   ------------
ASSETS                                                (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $2,441,750   $2,185,954
    Equity securities                                      4,221      116,053
    Short-term investments                               124,649      114,733
                                                      ----------   ----------
      Total investment portfolio                       2,570,620    2,416,740

Cash                                                      10,876        4,893
Accrued investment income                                 39,283       35,485
Reinsurance recoverable on loss reserves                  22,111       26,415
Reinsurance recoverable on unearned premiums               7,147        9,239
Home office and equipment, net                            32,997       33,784
Deferred insurance policy acquisition costs               25,265       27,156
Investment in joint venture                               49,320       29,400
Other assets                                              37,662       34,575
                                                      ----------   ----------
      Total assets                                    $2,795,281   $2,617,687
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Loss reserves                                       $  630,951   $  598,683
  Unearned premiums                                      180,293      198,305
  Notes payable (note 2)                                 245,000      237,500
  Income taxes payable                                    22,064       27,717
  Other liabilities                                       87,900       68,700
                                                      ----------   ----------
      Total liabilities                                1,166,208    1,130,905
                                                      ----------   ----------
Contingencies (note 3)

Shareholders' equity:
  Common stock, $1 par value, shares authorized
    300,000,000; shares issued 121,110,800;
    shares outstanding, 6/30/98 - 113,340,426;
    1997 - 113,791,593                                   121,111      121,111
  Paid-in surplus                                        218,317      218,499
  Treasury stock (shares at cost, 6/30/98 - 7,770,374;
    1997 - 7,319,207)                                   (287,421)    (252,942)
  Unrealized appreciation in investments, net of tax
    (note 6)                                              77,381       83,985
  Retained earnings                                    1,499,685    1,316,129
                                                      ----------   ----------
      Total shareholders' equity                       1,629,073    1,486,782
                                                      ----------   ----------
      Total liabilities and shareholders' equity      $2,795,281   $2,617,687
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
            Three and Six Month Periods Ended June 30, 1998 and 1997
                                 (Unaudited)

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                ------------------    -------------------
                                  1998       1997       1998       1997
                                  ----       ----       ----       ----
                             (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                      $187,733   $171,110   $365,530   $326,399
    Assumed                        2,168      3,065      4,137      5,859
    Ceded                         (3,238)    (3,259)    (6,517)    (5,736)
                                --------   --------   --------   --------
  Net premiums written           186,663    170,916    363,150    326,522
  Decrease in unearned premiums    2,585      2,563     15,919     17,249
                                --------   --------   --------   --------
  Net premiums earned            189,248    173,479    379,069    343,771
  Investment income, net of
    expenses                      35,325     30,372     69,714     59,880
  Realized investment gains, net     946        507     11,241        596
  Other revenue                   12,507      6,507     21,968     11,709
                                --------   --------   --------   --------
    Total revenues               238,026    210,865    481,992    415,956
                                --------   --------   --------   --------
Losses and expenses:
  Losses incurred, net            52,514     58,251    111,952    121,445
  Underwriting and other
    expenses                      45,532     37,920     90,690     76,133
  Interest expense                 3,456          -      7,086        319
  Ceding commission                 (929)      (966)    (1,266)    (1,508)
                                --------   --------   --------   --------
    Total losses and expenses    100,573     95,205    208,462    196,389
                                --------   --------   --------   --------
Income before tax                137,453    115,660    273,530    219,567

Provision for income tax          42,241     35,045     84,271     66,516
                                --------   --------   --------   --------
Net income                      $ 95,212   $ 80,615   $189,259   $153,051
                                ========   ========   ========   ========
Earnings per share (note 4):
   Basic                        $  0.83    $  0.68    $  1.66    $  1.29
                                =======    =======    =======    =======
   Diluted                      $  0.82    $  0.67    $  1.64    $  1.28
                                =======    =======    =======    =======
Weighted average common shares
  outstanding - diluted (shares
  in thousands, note 4)         115,713    119,594    115,727    119,473
                                =======    =======    =======    =======
Dividends per share             $ 0.025    $ 0.025    $ 0.050    $ 0.045
                                =======    =======    =======    =======


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)
                                                       Six Months Ended
                                                            June 30,
                                                      ---------------------
                                                         1998        1997
                                                         ----        ----
                                                     (In thousands of dollars)
Cash flows from operating activities:
  Net income                                           $189,259    $153,051
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                11,249      14,672
      Increase in deferred insurance policy
        acquisition costs                                (9,358)    (12,272)
      Depreciation and amortization                       3,503       4,055
      Increase in accrued investment income              (3,798)       (765)
      Decrease in reinsurance recoverable on loss
        reserves                                          4,304       3,561
      Decrease in reinsurance recoverable on unearned
        premiums                                          2,092       2,328
      Increase in loss reserves                          32,268      39,358
      Decrease in unearned premiums                     (18,012)    (19,578)
      Equity earnings in joint venture                   (4,920)        500
      Other                                              (4,866)    (23,625)
                                                       --------    --------
Net cash provided by operating activities               201,721     161,285
                                                       --------    --------
Cash flows from investing activities:
  Purchase of equity securities                          (3,886)    (41,579)
  Purchase of fixed maturities                         (503,774)   (356,099)
  Additional investment in joint venture                (15,000)     (6,850)
  Proceeds from sale of equity securities               106,223           -
  Proceeds from sale or maturity of fixed maturities    245,910     226,989
                                                       --------    --------
Net cash used in investing activities                  (170,527)   (177,539)
                                                       --------    --------
Cash flows from financing activities:
  Dividends paid to shareholders                         (5,705)     (5,319)
  Net increase (decrease) in notes payable                7,500     (35,424)
  Reissuance of treasury stock                           12,210      10,931
  Repurchase of common stock                            (29,300)          -
                                                       --------    --------
Net cash used in financing activities                   (15,295)    (29,812)
                                                       --------    --------
Net increase (decrease) in cash and short-term
  investments                                            15,899     (46,066)
Cash and short-term investments at beginning of period  119,626     143,975
                                                       --------    --------
Cash and short-term investments at end of period       $135,525    $ 97,909
                                                       ========    ========


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1998
                                 (Unaudited)


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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

Note 2 - Notes payable

  In June of 1998, the Company completed a $250 million bank loan agreement with several lending institutions to finance a Stock Repurchase program in addition to the repurchase program completed in 1997. The weighted average interest rates on the notes payable for borrowings under the 1997 and 1998 credit agreements were 5.89% and 5.91% per annum, respectively, at June 30,1998.

  The 1997 and 1998 credit facilities provide up to $225 million and $250 million, respectively, of availability at June 30, 1998. The 1997 credit facility will decrease by $25 million each year through June 20, 2001. Any outstanding borrowings under this facility mature on June 20, 2002. The 1998 credit facility decreases by $25 million each year beginning June 9, 1999 through June 9, 2002. Any outstanding borrowings under this facility mature on June 9, 2003. The Company has the option, on notice to lenders, to prepay any borrowings under the agreements subject to certain provisions.

    Under the terms of the credit facilities, the Company must maintain shareholders' equity of at least $1 billion and MGIC must maintain a claims paying ability rating of AA- or better with Standard & Poor's Corporation ("S&P"). At June 30, 1998, the Company had shareholders' equity of $1.6 billion and MGIC had a claims paying ability rating of AA+ from S&P.

     MGIC is guaranteeing one half of a $50 million credit facility for C-BASS, a 48% owned unconsolidated joint venture.
The facility matures in July 1999.

Note 3 - Contingencies

     The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate disposition of the pending litigation will not have a material adverse effect on the financial position of the Company.

    Note 4 - Earnings per share

    The Company's basic and diluted earnings per share ("EPS") have been calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS.

                             Three Months Ended    Six Months Ended
                                  June 30,             June 30,
                             ------------------    ----------------
                                1998      1997       1998     1997
                                ----      ----       ----     ----
                                       (Shares in thousands)

  Weighted-average shares -
    Basic EPS                  114,144   118,322    114,067  118,215
    Common stock equivalents     1,569     1,272      1,660    1,258
                               -------   -------    -------  -------
  Weighted-average shares -
    Diluted EPS                115,713   119,594    115,727  119,473
                               =======   =======    =======  =======

     Earnings per share for 1997 has been restated to reflect the provisions of SFAS 128. The Company's previously reported
EPS for 1997 equaled diluted EPS under SFAS 128.

Note 5 - Comprehensive income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The statement establishes standards for the reporting and display of comprehensive income and its components in annual financial statements. The Company's total comprehensive income, as calculated per SFAS 130, was as follows:

                             Three Months Ended    Six Months Ended
                                  June 30,             June 30,
                             ------------------    ----------------
                               1998      1997      1998      1997
                               ----      ----      ----      ----
                                   (In thousands of dollars)

Net income                  $ 95,212  $ 80,615   $189,259  $153,051
Other  comprehensive gain
  (loss)                       4,188    25,073     (6,604)    2,222
                            --------  --------   --------  --------
    Total comprehensive
      income                $ 99,400  $105,688   $182,655  $155,273
                            ========  ========   ========  ========

     The  difference  between the Company's  net   income  and
total  comprehensive income for the three and six months ended
June 30, 1998 and 1997 is due to the change in unrealized appreciation on investments, net of tax.

Note 6 - New accounting standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It is not anticipated that the effects of SFAS 133 will be material to MGIC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

  Three Months Ended June 30, 1998 Compared With Three Months
  Ended June 30, 1997

     Net income for the three months ended June 30, 1998 was $95.2 million, compared to $80.6 million for the same period of 1997, an increase of 18%. Diluted earnings per share for the three months ended June 30, 1998 was $0.82 compared to $0.67 in the same period last year, an increase of 22%. See note 4 to the consolidated financial statements.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended June 30, 1998 was $10.7 billion, compared to $7.7 billion in the same period of 1997. Refinancing activity accounted for 32% of new primary insurance written in the second quarter of 1998, compared to 12% in the second quarter of 1997.

     New insurance written for the second quarter of 1998 reflected an increase in the usage of the monthly premium product to 94% of new insurance written from 92% of new insurance written in the second quarter of 1997. New insurance written for adjustable-rate mortgages ("ARMs") decreased to 11% of new insurance written in the second quarter of 1998 from 30% of new insurance written in the same period of 1997. Mortgages with loan-to-value ("LTV") ratios in excess of 90%
but not more than 95% ("95%") decreased to 36% of new insurance written in the second quarter of 1998 from 43% of new insurance written in the same period of 1997. Also, mortgages with 95% LTVs and 30% coverage decreased to 34% of new insurance written in the second quarter compared to 40% in the same period of 1997.

     The $10.7 billion of new primary insurance written during the second quarter of 1998 was offset by the cancellation of $11.5 billion of insurance in force, and resulted in a net decrease of $0.8 billion in primary insurance in force, compared to new primary insurance written of $7.7 billion, the cancellation of $6.3 billion, and a net increase of $1.4 billion in insurance in force during the second quarter of 1997. Direct primary insurance in force was $137.5 billion at June 30, 1998 compared to $138.5 billion at December 31, 1997 and $134.2 billion at June 30, 1997. In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended June 30, 1998 was $148 million, which was virtually all agency pool insurance. The Company's direct pool risk in force at June 30, 1998 was $860.9 million compared to $590.3 million at December 31, 1997 and $348.0 million at June 30, 1997 and is expected to increase during the remainder of 1998 as a result of outstanding commitments to write additional agency pool insurance.

     Cancellation activity increased during 1997 and the first half of 1998 due to favorable mortgage interest rates which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 74.7% at June 30, 1998 from 83.0% at June 30, 1997.
Cancellation activity could increase due to factors other than refinances and home sales due to recently enacted legislation regarding cancellation of mortgage insurance.

    Net premiums written were $186.7 million during the second quarter of 1998, compared to $170.9 million during the second quarter of 1997, an increase of 9%. Net premiums earned were $189.2 million for the second quarter of 1998, an increase of 9% over the $173.5 million for the same period in 1997. The increases were primarily a result of a higher percentage of renewal premiums on mortgage loans with deeper coverages and the growth in insurance in force since June 30, 1997.

     MGIC continues to enter various risk sharing arrangements with its customers. These arrangements have not had a material impact on underwriting income thus far in 1998. The volume of risk sharing arrangements is expected to increase during the remainder of 1998 and may have a material impact on underwriting results in the future.

    Investment income for the second quarter of 1998 was $35.3 million, an increase of 16% over the $30.4 million in the second quarter of 1997. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.4 billion for the second quarter of 1998 from $2.1 billion for the second quarter of 1997, an increase of 18%. The portfolio's average pre-tax investment yield was 5.8% for the second quarter of 1998 and 5.9% for the same period in 1997. The portfolio's average after-tax investment yield was 4.9% for the second quarter of 1998 and 5.0% for the same period in 1997.

     Other revenue was $12.5 million for the second quarter of 1998 compared to $6.5 million for the same period in 1997. The increase is primarily the result of $3.0 million of equity earnings from C-BASS, the Company's joint venture with Enhance Financial Services Group Inc. and an increase in fee-based services for underwriting.

     Net losses incurred decreased 10% to $52.5 million during the second quarter of 1998 from $58.3 million during the second quarter of 1997. Such decrease was primarily attributed to an increase in the redundancy in prior year loss reserves and generally favorable economic conditions throughout the country. The redundancy results from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1997. At June 30, 1998, 63% of MGIC's insurance in force was written during the preceding fourteen quarters, compared to 65% at June 30, 1997. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

     Underwriting and other expenses increased to $45.5 million in the second quarter of 1998 from $37.9 million in the second quarter of 1997, an increase of 20%. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax due to higher premiums written.

     Interest expense increased to $3.5 million in the second quarter of 1998. There was no interest expense during the quarter ended June 30, 1997. Interest expense in the current period is the result of debt incurred to fund the stock repurchase program. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 27.7% for the second quarter of 1998 compared to 33.6% for the second quarter of 1997. The consolidated insurance operations expense and combined ratios were 19.1% and 46.8%, respectively, for the second quarter of 1998 compared to 17.9% and 51.5% for the second quarter of 1997.

     The effective tax rate was 30.7% in the second quarter of 1998, compared to 30.3% in the second quarter of 1997. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1998 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

 Six Months Ended June 30, 1998 Compared With Six Months Ended
 June 30, 1997

     Net income for the six months ended June 30, 1998 was $189.3 million, compared to $153.1 million for the same period of 1997, an increase of 24%. Diluted earnings per share for the six months ended June 30, 1998 was $1.64 compared to $1.28 in the same period last year, an increase of 28%. See note 4 to the consolidated financial statements.

    The amount of new primary insurance written by MGIC during the six months ended June 30, 1998 was $19.2 billion, compared to $14.2 billion in the same period of 1997. Refinancing activity accounted for 34% of new primary insurance written in the first half of 1998, compared to 14% in the first half of 1997.

    New insurance written for the first half of 1998 reflected an increase in the usage of the monthly premium product to 94% of new insurance written from 92% of new insurance written in the first half of 1997. New insurance written for ARMs decreased to 12% of new insurance written in the first half of 1998 from 28% of new insurance written in the same period of 1997. Mortgages with 95% LTVs decreased to 35% of new insurance written in the first half of 1998 from 42% of new insurance written in the same period of 1997. Also, mortgages with 95% LTVs and 30% coverage decreased to 33% of new insurance written during the first half of 1998 compared to 39% in the same period of 1997.

     The $19.2 billion of new primary insurance written during the first half of 1998 was offset by the cancellation of $20.2 billion of insurance in force, and resulted in a net decrease of $1.0 billion in primary insurance in force, compared to new primary insurance written of $14.2 billion, the cancellation of $11.4 billion, and a net increase of $2.8 billion in insurance in force during the first half of 1997. Direct primary insurance in force was $137.5 billion at June 30,
1998 compared to $138.5 billion at December 31, 1997 and $134.2 billion at June 30, 1997. In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the six months ended June 30, 1998 was $292 million, which was virtually all agency pool insurance. The Company's direct pool risk in force at June 30, 1998 was $860.9 million compared to $590.3 million at December 31, 1997 and $348.0 million at June 30, 1997 and is expected to increase during the remainder of 1998 as a result of outstanding commitments to write additional agency pool insurance.

     Cancellation activity increased during 1997 and the first half of 1998 due to favorable mortgage interest rates which resulted in a decrease in the MGIC persistency rate
(percentage of insurance remaining in force from one year prior) to 74.7% at June 30, 1998 from 83.0% at June 30, 1997.
Cancellation activity could increase due to factors other than refinances and home sales due to recently enacted legislation regarding cancellation of mortgage insurance.

     Net premiums written were $363.2 million during the first half of 1998, compared to $326.5 million during the first half of 1997, an increase of 11%. Net premiums earned were $379.1 million for the first half of 1998, an increase of 10% over the $343.8 million for the same period in 1997. The increases were primarily a result of a higher percentage of renewal premiums on mortgage loans with deeper coverages and the growth in insurance in force since June 30, 1997.

     MGIC continues to enter various risk sharing arrangements with its customers. These arrangements have not had a material impact on underwriting income thus far in 1998. The volume of risk sharing arrangements is expected to increase during the remainder of 1998 and may have a material impact on underwriting results in the future.

     Investment income for the first half of 1998 was $69.7 million, an increase of 16% over the $59.9 million in the first half of 1997. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.4 billion for the first half of 1998 from $2.0 billion for the first half of 1997, an increase of 17%. The portfolio's average pre-tax investment yield was 5.8% for the first half of 1998 and 5.9% for the same period in 1997. The portfolio's average after-tax investment yield was 4.9% for the first half of 1998 and 5.0% for the same period in 1997. The Company realized gains of $11.2 million during the six months ended June 30, 1998 resulting primarily from the sale of equity securities compared to realized gains on investments of $0.6 million during the same period in 1997.

    Other revenue was $22.0 million for the first half of 1998 compared to $11.7 million for the same period in 1997. The increase is primarily the result of $4.9 million of equity earnings from C-BASS, the Company's joint venture with Enhance Financial Services Group Inc. and an increase in fee-based services for underwriting.

     Net losses incurred decreased 8% to $112.0 million during the first half of 1998 from $121.4 million during the first half of 1997. Such decrease was primarily attributed to an increase in the redundancy in prior year loss reserves and generally favorable economic conditions throughout the country. The redundancy results from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1997. At June 30, 1998, 63% of MGIC's insurance in force was written during the preceding fourteen quarters, compared to 65% at June 30, 1997. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

     Underwriting and other expenses increased to $90.7 million in the first half of 1998 from $76.1 million in the first half of 1997, an increase of 19%. This increase was primarily due to an increase in expenses associated with the fee-based services for underwriting and an increase in premium tax due to higher premiums written.

     Interest expense increased to $7.1 million in the first half of 1998 from $0.3 million during the same period in 1997. Interest expense in the current period is the result of debt incurred to fund the stock repurchase program. Interest expense for the first half of 1997 represents interest prior to the repayment in January 1997 of mortgages payable. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 29.5% for the first half of 1998 compared to 35.3% for the first half of 1997. The consolidated insurance operations expense and combined ratios were 19.5% and 49.0%, respectively, for the first half of 1998 compared to 19.4% and 54.7% for the first half of 1997.

     The effective tax rate was 30.8% in the first half of 1998, compared to 30.3% in the first half of 1997. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1998 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of $201.7 million for the six months ended June 30, 1998, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     Consolidated total investments were $2.6 billion at June 30, 1998, compared to $2.4 billion at December 31, 1997, an increase of 6%. This increase is due primarily to positive cash flow from operations. The investment portfolio includes unrealized gains on securities marked to market at June 30, 1998 and December 31, 1997 of $119.0 million and $129.2 million, respectively. As of June 30, 1998, the Company had $124.6 million of short-term investments with maturities of 90 days or less. In addition, at June 30, 1998, based on amortized cost, the Company's total investments, which were primarily comprised of fixed maturities, were approximately 99% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     Consolidated loss reserves increased 5% to $631.0 million at June 30, 1998 from $598.7 million at December 31, 1997. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $18.0 million from $198.3 million at December 31, 1997 to $180.3 million at June 30, 1998, primarily reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $2.1 million to $7.1 million at June 30, 1998 from $9.2 million at December 31, 1997, primarily reflecting the reduction in unearned premiums.

      Consolidated shareholders' equity increased to $1.6 billion at June 30, 1998, from $1.5 billion at December 31, 1997, an increase of 10%. This increase consisted of $189.3 million of net income during the first six months of 1998 and $13.1 million from the reissuance of treasury stock offset by approximately $47.8 million for the repurchase of 837,000 shares of the Company's outstanding common stock, a decrease in net unrealized gains on investments of $6.6 million, net of tax, and dividends declared of $5.7 million.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 14.5:1 at June 30, 1998 compared to 15.7:1 at December 31, 1997. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $172.5 million, net of reinsurance, during the first six months of 1998.

    The Company's combined insurance risk-to-capital ratio was
15.0:1  at  June 30, 1998, compared to 16.4:1 at December  31,
1997.   The  decrease was due to the same reasons as described
above.

      On May 7, 1998, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock with an aggregate purchase price of up to $250 million. Funds for the repurchase program are provided under a bank loan facility and from operating cash flow. The Company's previous $250 million stock repurchase program was completed in 1997.

Year 2000  Compliance

      Almost  all  of  the  Company's  information  technology
systems ("IT Systems"), including all of its "business critical" IT Systems, either have been originally developed to be Year 2000 compliant or have been reprogrammed. The Company plans to reprogram the remaining Systems (the "Remaining Systems") and to complete internal testing of all IT Systems for Year 2000 compliance by the end of the second quarter of 1999. In general, the Remaining IT Systems have either been developed and maintained by the Company's Information Technology Department or use off-the-shelf software from national software vendors such as Microsoft and IBM who have publicly announced that their software is Year 2000 compliant. All of the IT Systems developed and maintained by the Information Technology Department have already been assessed for Year 2000 compliance and a portion of the Systems using off-the-shelf software have been assessed. If the Company is unable to complete any required reprogramming of the Remaining Systems on a timely basis, the efficiency of certain of the Company's business processes will likely decline but this consequence is not expected to be material to the Company.

     Some of the Company's "business critical" IT Systems interface with computer systems of third parties. The Company, Fannie Mae, Freddie Mac and many of these third parties are participating in the Mortgage Bankers Association Year 2000 Inter-Industry Work Group (the "MBA Work Group"). The Company understands that the MBA Work Group is surveying its participants about their interest in conducting and scheduling compliance testing during the second and third quarters of 1999 as well as how such testing should be structured. The Company and one national service bureau have already conducted certain successful Year 2000 compliance testing and it is possible the Company will conduct additional Year 2000 compliance testing with individual companies in advance of the MBA Work Group testing. However, the Company understands it is the position of a number of larger companies in the MBA Work Group not to engage in any testing with third parties in advance of the testing sponsored by the MBA Work Group.

     All costs incurred through June 1998 for IT Systems for Year 2000 compliance have been expensed and were immaterial.
The costs of the remaining reprogramming and testing are expected to be immaterial.

    If the Company is unable to do business with third parties electronically, the Company would seek to do business with them on a paper basis. As discussed below, the Company is in the process of developing a Year 2000 contingency plan and has not yet made an assessment of the effects on its operations of having to replace a substantial portion of the business conducted electronically with business conducted on a paper basis.

     Telecommunications services and electricity are essential to the Company's ability to conduct business. The Company's long-distance voice and data telecommunications suppliers and the local telephone company serving the Company's owned headquarters and warehouse facilities have written to the Company to the effect that their respective systems will be Year 2000 compliant. The electric company serving these facilities has given the Company oral assurance that it will also be Year 2000 compliant. In addition, the Company is exploring the feasibility of acquiring back-up power for its headquarters. The Company is seeking assurance regarding Year 2000 compliance from landlords of the Company's underwriting service centers and has received letters from the local telephone companies providing service to those centers that they will be Year 2000 compliant.

     The Company has begun developing a Year 2000 contingency plan. The process to complete a plan is expected to extend into 1999.

     For  the portion of the Company's "Safe Harbor" Statement
relating  to   Year 2000 matters, see "Safe Harbor"  Statement
below.

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

   Actual results may differ materially from those contemplated by the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following:

       --the  risk that demand for mortgages may be  adversely
       affected  by  increases  in  interest  rates,   adverse
       economic conditions, or other factors;

       --that the Company's new insurance written or, with respect to certain of the factors below, its market share may be adversely affected as a result of: factors affecting or relating to mortgage demand, government housing policy (including the FHA) and the programs of Freddie Mac and Fannie Mae; the competitive environment in the mortgage insurance industry, including underwriting criteria, pricing or products offered; decisions by lenders or investors to originate or purchase low down payment loans having reduced levels of mortgage insurance or using substitutes for mortgage insurance, including self-insurance, or to the extent legally permissible, to provide insurance themselves; or for other reasons;

       --that insurance in force and persistency may be adversely affected due to refinancings (which are affected by changes in interest rates), changes in Fannie Mae or Freddie Mac cancellation policies, legislation or other reasons; and

       --that credit quality may be adversely affected as a result of adverse changes in regional or national economies which affect borrowers' incomes or housing values.

The foregoing "Safe Harbor" Statement also identifies certain material risks of the Company's business.

In addition, with respect to forward looking statements regarding Year 2000 compliance, there is the risk that the timetables for completing Year 2000 compliance actions may be delayed due to Company personnel devoting time and attention to non-Year 2000 projects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     At June 30, 1998, the Company had no derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 1998, the average duration of the Company's investment portfolio was 5.9 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.9% decrease/increase in the value of the Company's investment portfolio.

     The Company's borrowings under the credit facilities are subject to interest rates that are variable. Changes in market interest rates would have minimal impact on the value of the note payable. See note 2 to the consolidated financial statements.

PART II.OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         (a), (c), (d)  Not applicable

         (b) The Company's bank loan agreements referred to in
          Note  2  to  the Consolidated Financial   Statements
          appearing elsewhere herein require  that the Company
          maintain    consolidated     shareholders'   equity,
          determined   under   generally   accepted accounting
          principles, of at least $1 billion.   The  Company's
          consolidated shareholders' equity at June 30, 1998 exceeded $1.6 billion. The foregoing requirement to maintain at least $1 billion of consolidated
          shareholders'  equity  could  limit   the payment of
          future  dividends   by  the  Company,  although  the
          Company does not currently expect that its ability to pay dividends will be limited by this requirement.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a)  The  Annual Meeting of Shareholders  of  the
          Company was held on May 7, 1998.

              (b) At the Annual Meeting, the following Directors were elected to the Board of Directors, for a term expiring at the Annual Meeting of Shareholders to be held in 2001 or until a successor is duly elected and qualified:

                              James A. Abbott
                              James D. Ericson
                              Daniel Gross
                              Sheldon B. Lubar
                              Edward J. Zore

          Directors with continuing terms of office are:

          Term expiring 1999: Mary K. Bush
                              David S. Engelman
                              Kenneth M. Jastrow, II
                              William H. Lacy

          Term expiring 2000: Karl E. Case
                              William A. McIntosh
                              Leslie M. Muma
                              Peter J. Wallison

             (c) Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

                (1) Election of four Directors for a term expiring in 2001.

                                        FOR      WITHHELD
                                        ---      --------

             James A. Abbott        102,906,864  1,004,956
             James D. Ericson       102,894,251  1,017,569
             Daniel Gross           102,902,629  1,009,191
             Sheldon B. Lubar       102,896,872  1,014,948
             Edward J. Zore         102,894,501  1,017,319

                  (2)   Approval  of  an  amendment   to   the
             Company's  Articles of Incorporation to  increase
             the  authorized  shares of Common  Stock  to  300
             million shares.

             For:                               98,553,144
             Against:                            5,197,746
             Abstaining from Voting:               160,930

                  (3)   Approval  of  an  amendment   to   the
             Company's  Articles of Incorporation to authorize
             10 million shares of Preferred Stock, issuable in series.

             For:                               74,169,643
             Against:                           16,257,583
             Abstaining from Voting:               209,174
             Broker Non-votes:                  13,275,420


                 (4)  Ratification of the appointment of Price
             Waterhouse LLP as independent public accountants for the Company for 1998.

             For:                              103,789,981
             Against:                               50,722
             Abstaining from Voting:                71,117

There were no broker non-votes on any matter other than the amendment to the Company's Articles of Incorporation to authorize 10 million shares of Preferred Stock, issuable in series.

      (d) Not applicable

ITEM 5.OTHER INFORMATION

     On May 13, 1998, the Circuit Court of Jefferson County, Alabama, Bessemer Division entered an order dismissing with prejudice against MGIC the claims of the named plaintiffs in Crenshaw v. Chemical Mortgage Company, Inc., Mortgage Guaranty Insurance Corporation, et. al. pending in such Court. Earlier in May, 1998, MGIC and the named plaintiffs entered into a stipulation of dismissal of the action. The action challenges the necessity of maintaining private mortgage insurance in certain circumstances, primarily when the loan-to-value ratio is below 80%. While MGIC is no longer a defendant in the action, neither the Court's order nor the stipulation affects the rights, if any, of the members of the purported class on whose behalf the action was brought, other than the rights of named plaintiffs, who are precluded from further pursuing their claims against MGIC.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)Exhibits   -   The  exhibits   listed   in   the
           accompanying Index to Exhibits are filed as part of this Form 10-Q.

           (b)Reports on Form 8-K - No reports were filed on Form 8-K during the quarter ended June 30, 1998.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 1998.



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

  3            Articles of Incorporation

  10           1991 Stock Incentive Plan, As Amended

11.1           Statement Re Computation of Net Income
               Per Share

27             Financial Data Schedule