Form 10-Q
period 1998-09-30
MGIC INVESTMENT CORP
filed 1998-11-13
CIK 876437

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  _________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended SEPTEMBER 30, 1998
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ________ to ________
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

        YES     X                          NO
            --------                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK     PAR VALUE      DATE      NUMBER OF SHARES
--------------     ---------      ----      ----------------
Common stock         $1.00       9/30/98       109,511,046

                         MGIC INVESTMENT CORPORATION
                              TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            September 30, 1998 (Unaudited) and December 31, 1997         3

          Consolidated Statement of Operations for the Three and Nine
            Month Periods Ended September 30, 1998 and 1997 (Unaudited)  4

          Consolidated Statement of Cash Flows for the Nine Months
            Ended September 30, 1998 and 1997 (Unaudited)                5

          Notes to Consolidated Financial Statements (Unaudited)        6-8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    18

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                              19

INDEX TO EXHIBITS                                                       20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
             September 30, 1998 (Unaudited) and December 31, 1997

                                                    September 30, December 31,
                                                        1998          1997
                                                    ------------  ------------
ASSETS                                               (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $2,583,634   $2,185,954
    Equity securities                                      4,471      116,053
    Short-term investments                               121,355      114,733
                                                      ----------   ----------
      Total investment portfolio                       2,709,460    2,416,740

Cash                                                       5,463        4,893
Accrued investment income                                 37,473       35,485
Reinsurance recoverable on loss reserves                  21,367       26,415
Reinsurance recoverable on unearned premiums               6,864        9,239
Home office and equipment, net                            32,882       33,784
Deferred insurance policy acquisition costs               24,665       27,156
Investment in joint venture                               52,746       29,400
Other assets                                              39,286       34,575
                                                      ----------   ----------
      Total assets                                    $2,930,206   $2,617,687
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss reserves                                       $  644,115   $  598,683
  Unearned premiums                                      179,510      198,305
  Notes payable (note 2)                                 420,000      237,500
  Income taxes payable                                    40,403       27,717
  Other liabilities                                       69,472       68,700
                                                      ----------   ----------
      Total liabilities                                1,353,500    1,130,905
                                                      ----------   ----------
Contingencies (note 3)

Shareholders' equity:
  Common stock, $1 par value, shares authorized
    300,000,000; shares issued 121,110,800;
    shares outstanding, 9/30/98 - 109,511,046;
    1997 - 113,791,593                                   121,111      121,111
  Paid-in surplus                                        217,804      218,499
  Treasury stock (shares at cost, 9/30/98 - 11,599,754;
    1997 - 7,319,207)                                   (468,835)    (252,942)
  Unrealized appreciation in investments, net of tax     113,266       83,985
  Retained earnings                                    1,593,360    1,316,129
                                                      ----------   ----------
      Total shareholders' equity                       1,576,706    1,486,782
                                                      ----------   ----------
      Total liabilities and shareholders' equity      $2,930,206   $2,617,687
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
       Three and Nine Month Periods Ended September 30, 1998 and 1997
                                 (Unaudited)

                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
                                ------------------    -----------------
                                  1998       1997       1998       1997
                                  ----       ----       ----       ----
                            (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                      $192,107   $184,670   $557,637   $511,069
    Assumed                        2,190      3,047      6,327      8,906
    Ceded                         (3,730)    (3,714)   (10,247)    (9,450)
                                --------   --------   --------   --------
  Net premiums written           190,567    184,003    553,717    510,525
  Decrease (increase) in
    unearned premiums                499     (3,461)    16,418     13,788
                                --------   --------   --------   --------
  Net premiums earned            191,066    180,542    570,135    524,313
  Investment income, net of
    expenses                      36,461     31,548    106,175     91,428
  Realized investment gains, net   2,639      1,502     13,880      2,098
  Other revenue                   10,708     10,233     32,676     21,942
                                --------   --------   --------   --------
    Total revenues               240,874    223,825    722,866    639,781
                                --------   --------   --------   --------
Losses and expenses:
  Losses incurred, net           51,487     60,785     163,439    182,230
  Underwriting and other
    expenses                     46,498     39,907     137,188    116,040
  Interest expense                5,308      2,530      12,394      2,849
  Ceding commission                (839)      (951)     (2,105)    (2,459)
                               --------   --------    --------   --------
    Total losses and expenses   102,454    102,271     310,916    298,660
                               --------   --------    --------   --------
Income before tax               138,420    121,554     411,950    341,121

Provision for income tax         41,928     37,379     126,199    103,895
                               --------   --------    --------   --------
Net income                     $ 96,492   $ 84,175    $285,751   $237,226
                               ========   ========    ========   ========
Earnings per share (note 4):
   Basic                       $   0.87   $   0.73    $   2.52   $   2.03
                               ========   ========    ========   ========
   Diluted                     $   0.86   $   0.72    $   2.49   $   2.00
                               ========   ========    ========   ========
Weighted average common shares
  outstanding - diluted (shares
  in thousands, note 4)         112,695    116,386     114,728    118,442
                               ========   ========    ========   ========
Dividends per share            $  0.025   $  0.025    $  0.075   $   0.07
                               ========   ========    ========   ========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                      ----------------------
                                                         1998        1997
                                                         ----        ----
                                                     (In thousands of dollars)
Cash flows from operating activities:
  Net income                                          $ 285,751    $237,226
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                16,569      19,163
      Increase in deferred insurance policy
        acquisition costs                               (14,078)    (15,563)
      Depreciation and amortization                       5,470       6,198
      (Increase) decrease in accrued investment income   (1,988)      3,972
      Decrease in reinsurance recoverable on loss
        reserves                                          5,048       2,020
      Decrease in reinsurance recoverable on unearned
        premiums                                          2,375       2,516
      Increase in loss reserves                          45,432      61,553
      Decrease in unearned premiums                     (18,795)    (16,305)
      Equity earnings in joint venture                   (7,420)     (3,100)
      Other                                             (23,290)    (23,946)
                                                       --------    --------
Net cash provided by operating activities               295,074     273,734
                                                       --------    --------
Cash flows from investing activities:
  Purchase of equity securities                          (3,886)    (93,716)
  Purchase of fixed maturities                         (689,255)   (510,789)
  Additional investment in joint venture                (15,926)     (7,350)
  Proceeds from sale of equity securities               116,164       3,900
  Proceeds from sale or maturity of fixed maturities    348,027     352,287
                                                       --------    --------
Net cash used in investing activities                  (244,876)   (255,668)
                                                       --------    --------
Cash flows from financing activities:
  Dividends paid to shareholders                         (8,521)     (8,173)
  Net increase in notes payable                         182,500     187,076
  Reissuance of treasury stock                           14,220      12,378
  Repurchase of common stock                           (231,205)   (225,028)
                                                       --------    --------
Net cash used in financing activities                   (43,006)    (33,747)
                                                       --------    --------
Net increase (decrease) in cash and short-term
  investments                                             7,192     (15,681)
Cash and short-term investments at beginning of period  119,626     143,975
                                                       --------    --------
Cash and short-term investments at end of period       $126,818    $128,294
                                                       ========    ========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1998
                                 (Unaudited)


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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

Note 2 - Notes payable

    In June of 1998, the Company completed a $250 million bank loan agreement with several lending institutions to finance a Stock Repurchase program in addition to the repurchase program completed in 1997. The weighted average interest rate on the notes payable for borrowings under the 1997 and 1998 credit agreements was 5.89% per annum at September 30,1998.

     The 1997 and 1998 credit facilities provide up to $225 million and $250 million, respectively, of availability at September 30, 1998. The 1997 credit facility will decrease by $25 million each year through June 20, 2001. Any outstanding borrowings under this facility mature on June 20, 2002. The 1998 credit facility decreases by $25 million each year beginning June 9, 1999 through June 9, 2002. Any outstanding borrowings under this facility mature on June 9, 2003. The Company has the option, on notice to lenders, to prepay any borrowings under the agreements subject to certain provisions.

    Under the terms of the credit facilities, the Company must maintain shareholders' equity of at least $1 billion and MGIC must maintain a claims paying ability rating of AA- or better with Standard & Poor's Corporation ("S&P"). At September 30, 1998, the Company had shareholders' equity of $1.6 billion and MGIC had a claims paying ability rating of AA+ from S&P.

     Mortgage Guaranty Insurance Corporation ("MGIC") is guaranteeing one half of a $50 million credit facility for C-BASS, a 48% owned unconsolidated joint venture. The facility matures in July 1999.

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

                             Three Months Ended    Nine Months Ended
                                September 30,        September 30,
                             ------------------    -----------------
                               1998      1997        1998      1997
                               ----      ----        ----      ----
                                       (Shares in thousands)

 Weighted-average shares -
   Basic EPS                  111,417   114,935     113,184   117,109
 Common stock equivalents       1,278     1,451       1,544     1,333
                              -------   -------     -------   -------
 Weighted-average shares -
   Diluted EPS                112,695   116,386     114,728   118,442
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

Note 5 - Comprehensive income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). The statement establishes standards for the reporting and display of comprehensive income and its components in annual financial statements. The Company's total comprehensive income, as calculated per SFAS 130, was as follows:

                             Three Months Ended    Nine Months Ended
                                September 30,        September 30,
                             ------------------    -----------------
                               1998      1997        1998      1997
                               ----      ----        ----      ----
                                  (In thousands of dollars)

 Net income                  $ 96,492  $ 84,175    $285,751  $237,226
 Other comprehensive gain
   (loss)                      35,885    24,149      29,281    26,371
                             --------  --------    --------  --------
    Total comprehensive
      income                 $132,377  $108,324    $315,032  $263,597
                             ========  ========    ========  ========

    The difference  between the Company's net income and total comprehensive  income  for the three  and  nine  months  ended
September  30,  1998  and  1997  is  due  to   the  change  in
unrealized  appreciation on  investments, net of tax.

Note 6 - New accounting standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management does not anticipate the adoption of SFAS 133 will have a significant effect on the Company's results of operations or its financial position due to its limited use of derivative instruments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

  Three  Months Ended September 30, 1998 Compared  With  Three
  Months Ended September 30, 1997

     Net income for the three months ended September 30, 1998 was $96.5 million, compared to $84.2 million for the same period of 1997, an increase of 15%. Diluted earnings per share for the three months ended September 30, 1998 was $0.86 compared to $0.72 in the same period last year, an increase of 19%. See note 4 to the consolidated financial statements.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended September 30, 1998 was $11.8 billion, compared to $9.1 billion in the same period of 1997. Refinancing activity accounted for 24% of new primary insurance written in the third quarter of 1998, compared to 12% in the third quarter of 1997.

      New insurance written for adjustable-rate mortgages ("ARMs") decreased to 9% of new insurance written in the third quarter of 1998 from 26% of new insurance written in the same period of 1997. Mortgages with loan-to-value ("LTV") ratios in excess of 90% but not more than 95% ("95%") decreased to 40% of new insurance written in the third quarter of 1998 from 42% of new insurance written in the same period of 1997. Also, mortgages with 95% LTVs and 30% coverage decreased to 37% of new insurance written in the third quarter of 1998 compared to 39% in the same period of 1997.

     The $11.8 billion of new primary insurance written during the third quarter of 1998 was offset by the cancellation of $11.5 billion of insurance in force, and resulted in a net increase of $0.3 billion in primary insurance in force, compared to new primary insurance written of $9.1 billion, the cancellation of $6.6 billion, and a net increase of $2.5 billion in insurance in force during the third quarter of 1997. Direct primary insurance in force was $137.8 billion at September 30, 1998 compared to $138.5 billion at December 31, 1997 and $136.7 billion at September 30, 1997. In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended September 30, 1998 was $154 million, which was virtually all agency pool insurance. The Company's direct pool risk in force at September 30, 1998 was $966.8 million compared to $590.3 million at December 31, 1997 and $455.6 million at September 30, 1997 and is expected to increase as a result of outstanding commitments to write additional agency pool insurance.

     Cancellation activity increased during the last twelve months due to favorable mortgage interest rates which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 71.5% at September 30, 1998 from 82.2% at September 30, 1997. Cancellation activity could increase due to factors other than refinances and home sales due to recently enacted legislation regarding cancellation of mortgage insurance.

     Net premiums written were $190.6 million during the third quarter of 1998, compared to $184.0 million during the third quarter of 1997. Net premiums earned were $191.1 million for the third quarter of 1998 compared to $180.5 million for the same period in 1997. The increases were primarily a result of a higher percentage of renewal premiums on mortgage loans with deeper coverages and the growth in insurance in force since September 30, 1997.

     MGIC continues to enter various risk sharing arrangements with its customers. These arrangements have not had a material impact on underwriting income thus far in 1998. New insurance written subject to risk sharing arrangements is expected to increase and may have a material impact on underwriting results in the future.

     Investment income for the third quarter of 1998 was $36.5 million, an increase of 16% over the $31.6 million in the third quarter of 1997. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.5 billion for the third quarter of 1998 from $2.1 billion for the third quarter of 1997, an increase of 16%. The portfolio's average pre-tax investment yield was 5.7% for the third quarter of 1998 and 5.9% for the same period in 1997. The portfolio's average after-tax investment yield was 4.9% for the third quarter of 1998 and 5.0% for the same period in 1997. The Company realized gains of $2.6 million during the three months ended September 30, 1998 resulting primarily from the sale of fixed maturities compared to realized gains of $1.5 million during the same period in 1997.

     Other revenue was $10.7 million for the third quarter of 1998 compared to $10.2 million for the same period in 1997.
The increase is primarily the result of an increase in fee-based services for underwriting.

     Net losses incurred decreased 15% to $51.5 million during the third quarter of 1998 from $60.8 million during the third quarter of 1997. Such decrease was primarily attributed to an increase in the redundancy in prior year loss reserves and generally favorable economic conditions throughout the country. The redundancy results from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1997. At September 30, 1998, 55% of MGIC's
insurance in force was written during the preceding eleven quarters, compared to 53% at September 30, 1997. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

     Underwriting and other expenses increased to $46.5 million in the third quarter of 1998 from $39.9 million in the third quarter of 1997, an increase of 17%. This increase was primarily due to an increase in expenses associated with underwriting and an increase in premium tax due to higher premiums written.

     Interest expense increased to $5.3 million in the third quarter of 1998 from $2.5 million during the same period in 1997. The increase is the result of additional debt incurred to fund the stock repurchase program. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 26.9% for the third quarter of 1998 compared to 33.7% for the third quarter of 1997. The consolidated insurance operations expense and combined ratios were 18.8% and 45.7%, respectively, for the third quarter of 1998 compared to 17.2% and 50.9% for the third quarter of 1997.

     The effective tax rate was 30.3% in the third quarter of 1998, compared to 30.8% in the third quarter of 1997. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The lower effective tax rate in 1998 resulted from a higher percentage of total income before tax being generated from tax-preferenced investments.

  Nine  Months  Ended  September 30, 1998 Compared  With  Nine
  Months Ended September 30, 1997

     Net income for the nine months ended September 30, 1998 was $285.8 million, compared to $237.2 million for the same period of 1997, an increase of 20%. Diluted earnings per share for the nine months ended September 30, 1998 was $2.49 compared to $2.00 in the same period last year, an increase of 25%. See note 4 to the consolidated financial statements.

    The amount of new primary insurance written by MGIC during the nine months ended September 30, 1998 was $31.1 billion, compared to $23.3 billion in the same period of 1997.
Refinancing activity accounted for 30% of new primary insurance written in the first nine months of 1998, compared to 14% for the same period in 1997.

      New insurance written for ARMs decreased to 11% of new insurance written in the first nine months of 1998 from 27% of new insurance written in the same period of 1997. Mortgages with 95% LTVs decreased to 37% of new insurance written in the first nine months of 1998 from 42% of new insurance written in the same period of 1997. Also, mortgages with 95% LTVs and 30% coverage decreased to 34% of new insurance written during the first nine months of 1998 compared to 39% in the same period of 1997.

     The $31.1 billion of new primary insurance written during the first nine months of 1998 was offset by the cancellation of $31.8 billion of insurance in force, and resulted in a net decrease of $0.7 billion in primary insurance in force, compared to new primary insurance written of $23.3 billion, the cancellation of $18.0 billion, and a net increase of $5.3 billion in insurance in force during the first nine months of 1997. Direct primary insurance in force was $137.8 billion at September 30, 1998 compared to $138.5 billion at December 31, 1997 and $136.7 billion at September 30, 1997. In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the nine months ended September 30, 1998 was $446 million, which was virtually all agency pool insurance. The Company's direct pool risk in force at September 30, 1998 was $966.8 million compared to $590.3 million at December 31, 1997 and $455.6 million at September 30, 1997 and is expected to increase as a result of outstanding commitments to write additional agency pool insurance.

     Cancellation activity increased during the last twelve months due to favorable mortgage interest rates which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 71.5% at September 30, 1998 from 82.2% at September 30, 1997. Cancellation activity could increase due to factors other than refinances and home sales due to recently enacted legislation regarding cancellation of mortgage insurance.

     Net premiums written were $553.7 million during the first nine months of 1998, compared to $510.5 million during the first nine months of 1997. Net premiums earned were $570.1 million for the first nine months of 1998 compared to $524.3 million for the same period in 1997. The increases were primarily a result of a higher percentage of renewal premiums on mortgage loans with deeper coverages and the growth in insurance in force since September 30, 1997.

     MGIC continues to enter various risk sharing arrangements with its customers. These arrangements have not had a material impact on underwriting income thus far in 1998. New insurance written subject to risk sharing arrangements is expected to increase and may have a material impact on underwriting results in the future.

     Investment income for the first nine months of 1998 was $106.2 million, an increase of 16% over the $91.4 million for the same period in 1997. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.4 billion for the first nine months of 1998 from $2.0 billion for the first nine months of 1997, an increase of 15%. The portfolio's average pre-tax investment yield was 5.7% for the first nine months of 1998 and 5.8% for the same period in 1997. The portfolio's average after-tax investment yield was 4.9% for the first nine months of 1998 and 5.0% for the same period in 1997. The Company realized gains of $13.9 million during the nine months ended September 30, 1998 resulting primarily from the sale of equity securities compared to realized gains on investments of $2.1 million during the same period in 1997.

     Other revenue was $32.7 million for the first nine months of 1998 compared to $21.9 million for the same period in 1997. The increase is primarily the result of an increase in fee-based services for underwriting of $8.4 million and an increase of $4.3 million of equity earnings from C-BASS, offset by a decrease of $2.2 million in fee-based services for premium reconciliation and claim administration.

    Net losses incurred decreased 10% to $163.4 million during the first nine months of 1998 from $182.2 million during the first nine months of 1997. Such decrease was primarily attributed to an increase in the redundancy in prior year loss reserves and generally favorable economic conditions throughout the country. The redundancy results from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1997. At September 30, 1998, 55% of MGIC's insurance in force was written during the preceding eleven quarters, compared to 53% at September 30, 1997. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

     Underwriting and other expenses increased to $137.2 million in the first nine months of 1998 from $116.0 million for the same period in 1997, an increase of 18%. This increase was primarily due to an increase in expenses associated with underwriting and an increase in premium tax due to higher premiums written.

     Interest expense increased to $12.4 million in the first nine months of 1998 from $2.8 million during the same period in 1997. The increase is the result of additional debt incurred to fund the stock repurchase program. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 28.7% for the first nine months of 1998 compared to 34.8% for the first nine months of 1997. The consolidated insurance operations expense and combined ratios were 19.2% and 47.9%, respectively, for the first nine months of 1998 compared to 18.6% and 53.4% for the first nine months of 1997.

     The effective tax rate was 30.6% in the first nine months of 1998, compared to 30.5% for the same period in 1997. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1998 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of $295.1 million for the nine months ended September 30, 1998, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     Consolidated total investments were $2.7 billion at September 30, 1998, compared to $2.4 billion at December 31, 1997, an increase of 12%. This increase is due primarily to positive cash flow from operations. The investment portfolio includes unrealized gains on securities marked to market at September 30, 1998 and December 31, 1997 of $174.3 million and $129.2 million, respectively. As of September 30, 1998, the Company had $121.4 million of short-term investments with maturities of 90 days or less. In addition, at September 30, 1998, based on amortized cost, the Company's total investments, which were primarily comprised of fixed maturities, were approximately 99% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     The Company's investment in C-BASS was $52.7 million at September 30, 1998, which includes the Company's share of C-BASS's earnings since inception of C-BASS. As discussed in
Note 2 to the Consolidated Financial Statements, the Company is guaranteeing one half of a $50 million C-BASS credit facility. The Company expects that it will provide additional funding for C-BASS. C-BASS evaluates, purchases, services and securitizes assets in the market of sub-performing and
non-performing  residential   mortgages.  In  accordance  with
generally accepted accounting principles, C-BASS is required to mark its assets to market. Such mortgage related assets are exposed to market valuation adjustments which could impact the Company's share of C-BASS's results of operations.

     Consolidated loss reserves increased 8% to $644.1 million at September 30, 1998 from $598.7 million at December 31, 1997 reflecting an increase in the estimated number of loans in default. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $18.8 million from $198.3 million at December 31, 1997 to $179.5 million at September 30, 1998, primarily reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $2.3 million to $6.9 million at September 30, 1998 from $9.2 million at December 31, 1997, primarily reflecting the reduction in unearned premiums.

    Consolidated shareholders' equity increased to $1.6 billion at September 30, 1998, from $1.5 billion at December 31, 1997, an increase of 6%. This increase consisted of $285.8 million of net income during the first nine months of 1998, an increase in net unrealized gains on investments of $29.3 million, net of tax, and $14.5 million from the reissuance of treasury stock offset by approximately $231.2 million for the repurchase of approximately 4.7 million shares of the Company's outstanding common stock and dividends declared of $8.5 million.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 13.9:1 at September 30, 1998 compared to 15.7:1 at December 31, 1997. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $393.2 million, net of reinsurance, during the first nine months of 1998.

      The   Company's   combined   insurance   risk-to-capital
ratio was 14.5:1 at September 30, 1998, compared to 16.4:1 at December 31, 1997. The decrease was due to the same reasons as described above.

       During 1998, the Company repurchased approximately 4.7 million shares of its common stock under its current stock repurchase program at a cost of approximately $231.2 million. Funds for the repurchase program are provided under a bank loan facility and from operating cash flow. The Company's previous $250 million stock repurchase program was completed in 1997. See note 2 to the consolidated financial statements.

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

     Some of the Company's "business critical" IT Systems interface with computer systems of third parties. The Company, Fannie Mae, Freddie Mac and many of these third parties are participating in the Mortgage Bankers Association Year 2000 Inter-Industry Work Group (the "MBA Work Group"). The Company understands that the MBA Work Group is surveying its participants about their interest in conducting and scheduling compliance testing during the first and second quarters of 1999 as well as how such testing should be structured. The Company and one national service bureau have already conducted certain successful Year 2000 compliance testing and it is possible the Company will conduct additional Year 2000 compliance testing with individual companies in advance of the MBA Work Group testing. However, the Company understands it is the position of a number of larger companies in the MBA Work Group not to engage in any testing with third parties in advance of the testing sponsored by the MBA Work Group. The Company intends to contact its largest customers not participating in the MBA Work Group testing to determine interest in one-on-one testing.

     All  costs incurred through September 1998 for IT Systems
for   Year  2000  compliance  have  been  expensed  and   were
immaterial.   The  costs  of the remaining  reprogramming  and
testing are expected to be immaterial.

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

   Actual results may differ materially from those contemplated by the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to, the following:

       --demand  for  mortgages may be adversely  affected  by
       increases   in   interest   rates,   adverse   economic
       conditions, decreases in housing affordability or as a result of other factors;

       --the Company's new insurance written, new premiums written or, with respect to certain of the factors below, its market share may be adversely affected as a result of: factors affecting or relating to mortgage demand, government housing policy (including the FHA) and the programs of Freddie Mac and Fannie Mae or the provisions of their charters with respect to credit enhancements on low down payment mortgages that they purchase; the competitive environment in the mortgage insurance industry, including underwriting criteria, pricing or products offered; decisions by lenders or investors (including Fannie Mae and Freddie Mac) to originate or purchase low down payment loans using reduced levels of mortgage insurance or using substitutes for mortgage insurance, including to the extent legally permissible, self-insurance or insurance provided by affiliates; consolidation among the Company's customers resulting in changes in their mortgage insurance relationships; or other reasons;

       --insurance in force, persistency and renewal premiums may be adversely affected due to: refinancings (which are affected by changes in interest rates); changes in Fannie Mae or Freddie Mac cancellation policies; legislation regarding cancellation of mortgage insurance; or other reasons; and

       --credit quality may be adversely affected as a result of adverse changes in regional or national economies which affect borrowers' incomes or housing values.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     At September 30, 1998, the Company had no derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 1998, the average duration of the Company's investment portfolio was 5.7 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.7% decrease/increase in the value of the Company's investment portfolio.

     The Company's borrowings under the credit facilities are subject to interest rates that are variable. Changes in market interest rates would have minimal impact on the value of the notes payable. See note 2 to the consolidated financial statements.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits  -  The  exhibits   listed   in   the
                accompanying Index to Exhibits are filed as part of this Form 10-Q.

           (b)  Reports on Form 8-K - No reports were filed on
                Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 12, 1998.






                                  MGIC INVESTMENT CORPORATION







                                  /s/ J. Michael Lauer
                                  -----------------------------
                                  J. Michael Lauer
                                  Executive Vice President and
                                  Chief Financial Officer



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