Form 10-K
period 1998-12-31
MGIC INVESTMENT CORP
filed 1999-03-31
CIK 876437

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998

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
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

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

          Title of Class:          None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 1999: $3.6 billion.*

---------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 1, 1999: 109,002,358.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

                                              Part and Item Number of
                                              Form 10-K Into Which
Document                                      Incorporated
--------                                      ------------
1. Information from 1998 Annual Report to     Item  1 of Part I
   Shareholders (for Fiscal Year              Items 5 through 8 of Part II
   Ended December 31, 1998)

2. Proxy Statement for the 1999 Annual        Items 10 through 13 of Part III
   Meeting of Shareholders


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     Part I

Item 1.  Business.

A.  General

         MGIC Investment Corporation (the "Company") is a holding company which, through its indirect wholly owned subsidiary, Mortgage Guaranty Insurance
Corporation ("MGIC"), is the leading provider of private mortgage insurance coverage in the United States to the home mortgage lending industry. Private mortgage insurance covers residential first mortgage loans and expands home ownership opportunities by enabling people to purchase homes with less than 20% down payments. If the home owner defaults, private mortgage insurance reduces and, in some instances, eliminates the loss to the insured institution. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") (Fannie Mae and Freddie Mac are collectively referred to as the "GSEs"). In addition to mortgage insurance on first liens, the Company, through other subsidiaries, insures residential second mortgages and provides lenders with various underwriting and other services and products related to home mortgage lending.

         MGIC is licensed in all 50 states of the United States, the District of Columbia and Puerto Rico. The Company is a Wisconsin corporation. Its principal office is located at MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 (telephone number (414) 347-6480).

         The Company and its business may be materially affected by the factors discussed in "Management's Discussion and Analysis -- Risk Factors" in
Exhibit 13 to this Annual Report on Form 10-K. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make.

B.  The MGIC Book

      Types of Product

         There are two principal types of private mortgage insurance: "primary" and "pool."

         Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. The claim amount averages about 114% of the unpaid principal balance of the loan. Primary insurance generally applies to owner occupied, first mortgage loans on one-to-four family homes, including condominiums. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer. References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to MGIC's insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated.

       The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans) and primary risk in force (the coverage percentage applied to the unpaid principal balance), for insurance that has been written by MGIC (the "MGIC Book") as of the dates indicated:

                       Primary Insurance and Risk In Force

                                                 December 31,
                              -------------------------------------------------
                               1998      1997       1996      1995       1994
                               ----      ----       ----      ----       ----
                                       (In millions of dollars)
Direct Primary
Insurance In Force.........  $137,990  $138,497   $131,397  $120,341   $104,416

Direct Primary
Risk In Force..............  $ 32,891  $ 32,175   $ 29,308  $ 25,502   $ 20,756


         The coverage percentage provided by MGIC is determined by the lender. For loans sold by lenders to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. Effective in the first quarter of 1995, Freddie Mac and Fannie Mae increased their coverage requirements for, among other loan types, 30-year fixed rate mortgages with loan-to-value ratios, determined at loan origination ("LTVs"), of 90.01-95.00% ("95s") from 25% coverage to 30% coverage and for such mortgages with LTVs of 85.01-90.00% ("90s") from 17% to 25%.

      As a result of these deeper coverage requirements, coverage percentages on new insurance written in 1995-1998 were higher than coverages on loans insured in prior years. The following table shows new insurance written during the last three years for 95s with 30% coverage and for 90s with 25% coverage:

          Coverage Categories as a Percentage of New Insurance Written

                               Year Ended December 31,
          LTV/
          Coverage                    1998          1997           1996
        --------------------          ----          ----           ----
          95 /30%                     33.9%         38.7%          38.4%
          90 /25%                     38.6%         39.1%          38.9%

         Effective March 1, 1999, Fannie Mae changed its mortgage insurance requirements for fixed rate mortgages on owner occupied properties having terms greater than 20 years when the loan is approved by Desktop Underwriter (Fannie Mae's automated underwriting service). Lenders may deliver these loans to Fannie Mae with the coverage requirements in effect immediately prior to March 1, 1999 (30% for a 95 and 25% for a 90), or in the case of 95s, with either (i) 25% coverage or (ii) 18% coverage and the payment of a delivery fee to Fannie Mae, and in the case of 90s, with either (i) 17% coverage or (ii) 12% coverage and the payment of a delivery fee to Fannie Mae. Fannie Mae has publicly stated that it intends to purchase supplemental private mortgage insurance coverage on those loans delivered for which it is paid a delivery fee. In March 1999, Freddie Mac introduced comparable mortgage insurance requirements for loans approved by its Loan Prospector automated underwriting service, except that in addition to fixed rate mortgages having terms greater than 20 years, other loan types (such as adjustable rate mortgages ("ARMs") and mortgages in which the amortization period exceeds the term of the loan (balloon mortgages)) are eligible for the 18%/12% coverage with the payment of a delivery fee to Freddie Mac.

         In response to Fannie Mae's new coverage options, MGIC introduced new premium plans that provide 25% coverage on 95s and 17% coverage on 90s (these coverages satisfy GSE requirements on loans described above) when an up-front premium is paid to MGIC.

     MGIC charges higher premium rates for higher coverages, and the deeper coverage requirements imposed by the GSEs beginning in 1995 have resulted in higher earned premiums for loans with the same characteristics (such as LTV and loan type). MGIC believes depth of coverage requirements have no significant impact on frequency of default. Higher coverage percentages generally result in increased severity (which is the amount paid on a claim), and lower coverage percentages generally result in decreased severity. In accordance with industry accounting practice, reserves for losses are only established for loans in default. Because relatively few defaults occur in the early years of a book of business (see "Past Industry Losses; Defaults; and Claims--Claims" below), the higher premium revenue from deeper coverage is recognized before any higher losses resulting from that deeper coverage may be incurred. On the other hand, while a decline in coverage percentage will result in lower premium revenue, it should also result in lower incurred (and paid) losses at the same level of claim incidence. However, given the historical pattern of claims, the decline in revenue will precede the benefits of reduced severity. MGIC's premium pricing methodology generally targets substantially similar returns on capital regardless of the depth of coverage. However, there can be no assurance that changes in the level of premium rates adequately reflect the risks associated with changes in the depth of coverage.

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

         Under the federal Homeowners Protection Act (the "HPA"), enacted in July 1998, a borrower has the right to stop paying premiums for private mortgage insurance on loans closed after July 28, 1999 secured by a property comprised of one dwelling unit that is the borrower's primary residence when certain LTV ratio thresholds determined by the value of the home at loan origination and other requirements are met. In general, a borrower may stop making mortgage insurance payments when the LTV ratio is scheduled to reach 80% (based on the loan's amortization schedule established at loan origination) if the borrower so requests and if certain requirements relating to the borrower's payment history and the absence of junior liens and a decline in the property's value since origination are satisfied. In addition, a borrower's obligation to make payments for private mortgage insurance terminates regardless of whether a borrower so requests when the LTV ratio reaches 78% of the unpaid principal balance of the mortgage and the borrower is (or thereafter becomes) current in his mortgage payments. For loans within the conforming loan limit that are classified as high risk by Fannie Mae and Freddie Mac and for loans above the conforming loan limit that are so classified by the originating lender, the borrower's right to stop paying for private mortgage insurance occurs at a later point in time. A borrower's right to stop paying for private mortgage insurance does not apply to lender paid mortgage insurance. The HPA requires that lenders give borrowers certain notices with regard to the cancellation of private mortgage insurance.

         In addition, some states require that mortgage servicers periodically notify borrowers of the circumstances in which they may request a mortgage servicer to cancel private mortgage insurance and some states allow the borrower to require the mortgage servicer to cancel private mortgage insurance under certain circumstances or require the mortgage servicer to cancel such insurance automatically in certain circumstances. Under the HPA, states having laws regarding any requirements relating to private mortgage insurance that were in effect on January 2, 1998 may provide for mortgage insurance cancellation and notice requirements that are more favorable to borrowers than under the HPA if such provisions are enacted by July 29, 2000.

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

         When a borrower refinances an MGIC-insured mortgage loan by paying it off in full with the proceeds of a new mortgage, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of MGIC's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. Reflecting the historically low level of interest rates that prevailed throughout 1998, the percentage of primary risk written with respect to loans representing refinances was 25.6% in 1998 as compared to 12.2% in 1997 and 13.7% in 1996.

         In addition to varying with the coverage percentage, MGIC's premium rates vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account the LTV, the loan type (fixed payment versus non-fixed payment) and mortgage term and for MGIC's program to insure A minus loans, MGIC's evaluation of the borrower's credit worthiness. Premium rates cannot be changed after the issuance of coverage. Because the Company believes that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, MGIC generally utilizes a nationally based, rather than a regional or local, premium rate policy.

         The borrower's mortgage loan instrument may require the borrower to fund the mortgage insurance premium ("borrower paid mortgage insurance") or there may be no such requirement imposed on the borrower, in which case the premium is funded by the lender, usually through an increase in the note rate on the mortgage ("lender paid mortgage insurance"). Almost all of MGIC's primary insurance and new insurance written is borrower paid mortgage insurance.

      Under the monthly premium plan, a monthly premium payment is made to MGIC to provide only one month of coverage, rather than one year of coverage provided by the annual premium plan. To offset the reduced initial cash flow, the annualized premium rates for the monthly premium plan are higher than the premium rates for the annual plan for comparable loans. Under the annual premium plan, the initial premium is paid to MGIC in advance, and earned over the next twelve months of coverage, with annual renewal premiums paid in advance thereafter and earned over the subsequent twelve months of coverage. The annual premiums can be paid with either a higher premium rate for the initial year of coverage and lower premium rates for the renewal years, or with premium rates which are equal (level) for the initial year and subsequent renewal years. Under the single premium plan, a single payment is made to MGIC, covering a specified term exceeding 12 months.

         During 1998 and 1997, the monthly premium plan represented 93.9% and 92.8%, respectively, of MGIC's new insurance written. The annual premium plan represented substantially all of the remaining new insurance written.

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

         During the first quarter of 1997, the Company began writing pool insurance generally covering fixed-rate, 30-year mortgage loans delivered to Freddie Mac and Fannie Mae ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool risk written during 1998 was $618 million and was $394 million in 1997. New pool risk written during these years was virtually all agency pool insurance, with the remaining risk written associated with loans insured under state housing finance programs. Net (giving effect to external reinsurance) MGIC Book pool risk in force at December 31, 1998 was $927 million compared to $530 million and $181 million at December 31, 1997 and 1996, respectively.

         In a letter received by MGIC in January 1998, the U.S. Department of Housing and Urban Development ("HUD") wrote to MGIC seeking an analysis of MGIC's agency pool insurance transactions under the Real Estate Settlement Procedures Act of 1974 ("RESPA"). In February 1998, MGIC provided HUD with MGIC's analysis, which set forth MGIC's opinion that MGIC's agency pool transactions comply with RESPA. There can be no assurance that HUD will agree with MGIC's analysis. In March 1998, HUD wrote to the other private mortgage insurers and offered them an opportunity to submit their views in writing on agency pool insurance under RESPA. HUD's publicly announced regulatory agenda for 1999 includes the issuance of a statement that will set forth HUD's views on the application of RESPA to agency pool insurance. Among other things, RESPA generally prohibits any person from giving or receiving any "thing of value" pursuant to an agreement or understanding to refer settlement services. Among other remedies, there is civil liability for violation of this provision of RESPA in an amount equal to three times the amount of any charge paid for the settlement service involved in the violation. Under regulations adopted by HUD, "settlement services" are services provided in connection with settlement of a mortgage loan, including services involving mortgage insurance.

         In a February 1, 1999 circular addressed to all mortgage guaranty insurers licensed in New York, the New York Department of Insurance ("NYID") advised that "signficantly underpriced" agency pool insurance would violate the provisions of New York insurance law that prohibit mortgage guaranty insurers from providing lenders with inducements to obtain mortgage guaranty business. The NYID circular does not provide standards under which the NYID will evaluate whether agency pool insurance is "significantly underpriced." The Company understands that during 1998 the California Department of Insurance was reviewing for compliance with California insurance law agency pool insurance as well as products, such as captive mortgage reinsurance, offered by private mortgage insurers.

         Captive Mortgage Reinsurance. MGIC's products include captive mortgage reinsurance in which an affiliate of a lender reinsures a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. Approximately 16% of MGIC's new insurance written in 1998 was subject to captive mortgage reinsurance and other similar structures. In an August 1997 letter, HUD set forth tests to determine whether, in HUD's view, captive mortgage reinsurance programs comply with RESPA. Certain of the tests involve complex judgments regarding premium and risk ceded and there can be no assurance that MGIC's captive program complies with RESPA. In a February 1, 1999 circular addressed to all mortgage insurers licensed in New York, the NYID said that it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law.

         Other Reinsurance. At December 31, 1998, disregarding reinsurance under captive structures, less than 5% of MGIC's insurance in force was reinsured. Reinsuring against possible loan losses does not discharge MGIC from liability to a policyholder; however, the reinsurer agrees to indemnify MGIC for the reinsurer's share of losses incurred.

      Customers

         Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders have historically determined the placement of mortgage insurance and as a result are the customers of MGIC. To obtain primary insurance from MGIC, a mortgage lender must first apply for and receive a mortgage guaranty master policy ("Master Policy") from MGIC. MGIC had approximately 10,000 master policyholders at December 31, 1998 (not including policies issued to branches and affiliates of large lenders). In 1998, MGIC issued coverage on mortgage loans for approximately 4,600 of its master policyholders. Reflecting consolidation among large residential lenders, MGIC's top 10 customers generated 33.7% of its new insurance written in 1998, compared to 27.0% in 1997 and 20.0% in 1996.

      Sales and Marketing and Competition

         Sales and Marketing. MGIC sells its insurance products through its own employees, located throughout the United States. At December 31, 1998, MGIC had 30 underwriting service centers located in 21 states and in Puerto Rico.

         Competition. MGIC and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration ("VA"). These agencies sponsor government-backed mortgage insurance programs, which during 1998 accounted for approximately 44% (compared to approximately 46% during 1997) of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. See "Regulation , Indirect Regulation" below. In October 1998, the maximum loan amounts that could be insured by the FHA and the VA were increased as a result of legislation that set the limit as a higher percentage of the conforming loan limit than in the past. For 1999, the maximum loan amount in "high cost" counties may be as high as $208,800.

         In addition to competition from the FHA and the VA, MGIC and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California, Illinois and New York. From time to time, other state legislatures and agencies consider expansions of the authority of their state governments to insure residential mortgages.

         Private mortgage insurers may also be subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. During 1998, Fannie Mae and Freddie Mac each introduced programs under which for certain loans an up-front delivery fee is paid to the GSE and primary mortgage insurance coverage is substantially reduced compared to the coverage requirements that would apply in the absence of the program. During the first quarter of 1999, Fannie Mae and Freddie Mac implemented changes in their mortgage insurance requirements which use an equivalent structure. See "Types of Product--Primary Insurance" above. In October 1998, Freddie Mac's charter was amended (and the amendment immediately repealed) to give Freddie Mac flexibility to use protection against default in addition to private mortgage insurance and the two other types of credit enhancement required by the charter for low down payment mortgages purchased by Freddie Mac. In addition, to the extent up-front delivery fees are not retained by the GSEs to compensate for their assumption of default risk, and are used instead to purchase supplemental coverage from mortgage insurers, the resulting concentration of purchasing power in the hands of the GSEs could increase competition among insurers to provide such coverage.

         The capital markets may also develop as competitors to private mortgage insurers. During 1998, a newly-organized off-shore company funded by the sale of notes to institutional investors provided "reinsurance" to Freddie Mac against default on a specified pool of mortgages owned by Freddie Mac.

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

         The private mortgage insurance industry currently consists of nine active mortgage insurers (including a joint venture in which a mortgage insurer is one of the joint venturers). For 1995 and subsequent years, MGIC has been the largest private mortgage insurer based on new primary insurance written (with a market share of 23.1% in 1998 and 26.6% in 1997) and at December 31, 1998, MGIC also had the largest book of direct primary insurance in force. The parent companies of mortgage insurers ranked fifth and seventh in market share of new insurance written in 1998 are parties to a definitive merger agreement. The combined companies would have had the second largest market share of new insurance written in 1998 if their individual market shares were aggregated. The source of the market share information in this paragraph regarding the fifth and seventh ranked companies is Inside Mortgage Finance, a mortgage industry trade publication.

         The private mortgage insurance industry is highly competitive and, in recent years, the dynamics of industry competition have undergone significant change. The Company believes MGIC competes with other private mortgage insurers principally on the basis of programs involving agency pool insurance, captive reinsurance and other similar structures involving lenders; the provision of contract underwriting and related fee-based services to lenders; the provision of other products and services that meet lender needs for underwriting risk management, affordable housing, loss mitigation, capital markets and training support; the strength of MGIC's management team and field organization; and the effective use of technology and innovation in the delivery and servicing of MGIC's insurance products. The Company believes MGIC's additional competitive strengths, compared to other private insurers, are its customer relationships, name recognition and reputation.

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

      Contract Underwriting and Related Services

         The Company performs contract underwriting services for lenders in which the Company judges whether the data relating to the borrower and the loan contained in the lender's mortgage loan application file comply with the lender's loan underwriting guidelines. The Company also provides an interface to submit such data to the automated underwriting systems of the GSEs, which independently judge the data. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. A material portion of the Company's new insurance written in recent years involved loans for which the Company provided contract underwriting services.

      Risk Management

         Risk  Management  Approach.   MGIC  evaluates  four
major elements of risk:

         . Individual Loan and Borrower. Except to the extent its delegated underwriting program is being utilized or for loans approved by the automated underwriting services of the GSEs (see "Delegated Underwriting and GSE Automated Underwriting Approvals" below), MGIC evaluates insurance applications based on its analysis of the
            borrower's   ability   to
            repay the mortgage loan and the characteristics and value of the property. The analysis of the borrower includes reviewing the borrower's housing and total debt ratios as well as the borrower's FICO credit score, as reported by credit reporting agencies. In the case of delegated underwriting, compliance with program parameters is monitored by periodic audits of delegated business.

         . Geographic Market. MGIC places significant emphasis on the condition of the housing markets around the nation in determining its underwriting policies.

         . Product. The type of mortgage instrument that the borrower selects and the purpose of the loan are important factors in MGIC's analysis of mortgage default risk. MGIC analyzes four general characteristics of the product to quantify this risk evaluation: (i) LTV ratio; (ii) type of loan instrument; (iii) type of property; and (iv) purpose of the loan. In addition to its underwriting guidelines (as referred to below), pricing is MGIC's principal method used to manage these risks. Loans with higher LTV ratios generally have a higher premium, as do instruments such as ARMs and loans with a maturity longer than fifteen years.

         . Mortgage Lender. MGIC evaluates from time to time its major customers and the performance of their business which MGIC has insured.

         Based on historical performance, the Company believes that the claim incidence for 95s is substantially higher than for 90s or loans with lower LTV ratios; for ARMs during a prolonged period of rising interest rates would be substantially higher than for fixed rate loans; for loans in which the original loan amount exceeds $200,000 is higher than for loans where such amount is $200,000 or less; and for loans with FICO credit scores below 620 is higher than for loans with FICO credit scores of 620 and above. While there is no meaningful data on claim incidence for loans with LTVs in excess of 95% ("97s") because this product has only been recently offered by the industry, the Company anticipates that claim incidence on 97s will be higher than on 95s. MGIC charges higher premium rates for insuring 95s, 97s, ARMs and A minus loans. However, there can be no assurance that such higher rates adequately reflect the increased risk associated with those types of loans, particularly in a period of economic recession.

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

         Delegated Underwriting and GSE Automated Underwriting Approvals. Delegated underwriting is a program whereby approved lenders are allowed to commit MGIC to insure loans utilizing their MGIC-approved underwriting guidelines and underwriting evaluation. While MGIC does not underwrite on a case-by-case basis the credit of the borrower, the value of the property, or other factors which it normally considers in its underwriting decision, it does audit on a regular basis a sample of the loans insured.

         At December 31, 1998, MGIC's delegated underwriting program involved approximately 625 lenders, including all of MGIC's top twenty customers. Loans insured under MGIC's delegated underwriting program accounted for approximately 33.6% of MGIC's total risk in force at December 31, 1998. The percentage of new risk written by delegated underwriters decreased to 36.2% in 1998 from 36.8% in 1997 and 41.0% in 1996. The Company believes that the decreases in 1997 and 1998 are attributable to MGIC's introduction in mid-1996 of a program under which MGIC approves a loan for insurance if the borrower satisfies certain minimum criteria for credit scores and debt ratios. The performance of loans insured under the delegated underwriting program has been comparable to MGIC's non-delegated business, although performance of that program has not yet been tested in a period of severe economic stress.

         Beginning in 1998, loans approved by the automated underwriting services of the GSEs are deemed acceptable for MGIC mortgage insurance without MGIC itself underwriting the loan.

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

         The following table shows the number of primary and pool loans insured in the MGIC Book, the related number of loans in default and the percentage of loans in default (default rate) as of the dates indicated:


                                        Default Statistics for the MGIC Book

                                                                      December 31,
                                    ----------------------------------------------------------------------------------
                                          1998             1997            1996             1995            1994
                                          ----             ----            ----             ----            ----
PRIMARY INSURANCE
     Insured loans in force ...         1,320,994        1,342,976       1,299,038        1,219,304       1,080,882
     Loans in default .........            29,253           28,493          25,034           19,980          15,439
     Percentage of loans in
     default (default rate) ...             2.21%            2.12%           1.93%            1.64%           1.43%

POOL INSURANCE
     Insured loans in force ...           899,063          374,378          19,123           20,427          23,242
     Loans in default .........             6,524            2,174             855            1,053           1,097
     Percentage of loans in
     default (default rate) ...             0.73%            0.58%           4.47%            5.15%           4.72%



         The default rate for primary loans has increased since 1994 due to an increase in the risk profile of loans insured in late 1994 and the first half of 1995 and the continued maturation of MGIC's insurance in force. The number of pool insurance loans in force increased at December 31, 1998 and 1997 as a result of agency pool insurance writings, and the number of pool insurance loans in default at those dates increased due to the increase in pool insurance in force. The percentage of pool insurance loans in default decreased from 1996 to 1997 as a result of the increase in pool insurance in force and increased from 1997 to 1998 due to the aging of the underlying loans in earlier pools.

         Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book's primary loans in default by MGIC region at the dates indicated:


                 Default Rates for Primary Insurance By Region*


                                  Dec. 31         Dec. 31        Dec. 31,
                                   1998            1997           1996
                                   ----            ----           ----

     MGIC REGION:
     New England.............      1.78%           1.89%          2.09%
     Northeast...............      3.05            3.03           2.74
     Mid-Atlantic............      2.28            2.23           1.96
     Southeast...............      2.23            2.13           1.83
     Great Lakes.............      1.89            1.75           1.57
     North Central...........      1.91            1.72           1.49
     South Central...........      2.00            1.86           1.56
     Plains..................      1.40            1.27           0.97
     Pacific.................      2.73            2.69           2.70

      National...............      2.21%           2.12%          1.93%

--------------------
* The default rate is affected by both the number of loans in default at any given date as well as the number of insured loans in force at such date.


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

         Under the terms of the Master Policy, the lender is required to file a claim for primary insurance with MGIC within 60 days after it has acquired good and marketable title to the underlying property through foreclosure. Depending on the applicable state foreclosure law, an average of about 12 months transpires from the date of default to payment of a claim on an uncured default. The claim amount generally averages about 114% of the unpaid principal amount of the loan.

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

         Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 1998, 59.6% of the MGIC Book primary insurance in force had been written during 1996, 1997, and 1998, although a portion of such insurance arose from the refinancing of earlier originations.

         In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $20,705 for 1998 as compared to $21,669 in 1997, reflecting the decline in the number of claims paid from certain high cost regions of the country. Although prior to 1995 the coverage percentage remained relatively constant on the MGIC Book, claim severity may increase for books with higher coverage percentages (generally written beginning in 1995).

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

      Geographic Dispersion

         The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas ("MSAs") for the MGIC Book at December 31, 1998:

                       Dispersion of Primary Risk in Force

          Top 10 States                     Top 10 MSAs

      1.  California       11.7%         1. Chicago            4.1%
      2.  Texas             6.8          2. Los Angeles        3.2
      3.  Illinois          5.5          3. Boston             3.1
      4.  Michigan          5.2          4. Washington, DC     3.0
      5.  Florida           4.7          5. Atlanta            2.5
      6.  Ohio              4.6          6. Philadelphia       2.2
      7.  New York          4.5          7. Detroit            2.0
      8.  Pennsylvania      4.3          8. Dallas             1.7
      9.  New Jersey        3.5          9. Houston            1.7
     10.  Massachusetts     3.3         10. Seattle            1.6
                           -----                              -----
            Total          54.1%              Total           25.1%
                           =====                              =====

      The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government's definition of an MSA.

      Insurance in Force by Policy Year

         The following table sets forth the dispersion of MGIC's primary insurance in force as of December 31, 1998, by year(s) of policy origination since MGIC began operations in 1985:

                    Primary Insurance In Force by Policy Year

                                  Primary
                                Insurance in              Percent of
       Policy Year                  Force                   Total
                          (In millions of dollars)

       1985-1992                  $ 14,498                  10.5%
       1993                         14,635                  10.6
       1994                         12,433                   9.0
       1995                         14,230                  10.3
       1996                         18,516                  13.4
       1997                         24,781                  18.0
       1998                         38,897                  28.2
                                  --------                 -----
       Total                      $137,990                 100.0%
                                  ========                 =====

      Product Characteristics of Risk in Force

         At December 31, 1998 and 1997, 96.7% and 98.2%, respectively, of MGIC's risk in force was primary insurance and the remaining risk in force was pool insurance. The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.

                    Characteristics of Primary Risk in Force

                                                      December 31,  December 31,
                                                          1998          1997
                                                      -----------   ------------

Direct Risk in Force (Dollars in Millions):......       $32,891       $32,175

Lender Concentration:
    Top 10 lenders...............................          26.4%         20.5%
    Top 20 lenders...............................          37.3%         31.0%

LTV:(1)
    95s(2).......................................          48.3%         46.6%
    90s(3).......................................          51.6          53.2
    80s..........................................           0.1           0.2
                                                         ------        ------
       Total.....................................         100.0%        100.0%
                                                         ======        ======
Loan Type:
    Fixed(4).....................................          80.4%         73.6%
    ARM(5).......................................          17.5          23.4
    Balloon(6)...................................           2.0           2.9
    Other........................................           0.1           0.1
                                                         ------        ------
       Total.....................................         100.0%        100.0%
                                                         ======        ======
Original Insured Loan Amount:
    $200,000 and less ...........................          86.6%         87.0%
    Over $200,000 ...............................          13.4          13.0
                                                         ------        ------
       Total.....................................         100.0%        100.0%
                                                         ======        ======
Mortgage Term:
    15-years and under...........................           4.4%          4.4%
    Over 15-years................................          95.6          95.6
                                                         ------        ------
       Total.....................................         100.0%        100.0%
                                                         ======        ======
Property Type:
    Single-family(7).............................          93.8%         93.6%
    Condominium..................................           5.8           6.0
    Other(8).....................................           0.4           0.4
                                                         ------        ------
       Total.....................................         100.0%        100.0%
                                                         ======        ======
Occupancy Status:
    Primary residence............................          98.2%         98.6%
    Second home..................................           1.2           1.0
    Non-owner occupied...........................           0.6           0.4
                                                         ------        ------
       Total.....................................         100.0%        100.0%
                                                         ======        ======
--------------------

(1) Loan-to-value represents the ratio (expressed as a percentage) of the dollar amount of the mortgage loan to the value of the property at the time the loan became insured. They are identified as in excess of 90% LTV ("95s"); in excess of 80% LTV and up to 90% LTV ("90s"); and equal to or less than 80% LTV ("80s").

(2) Includes 97% LTV loans, which were 3.4% and 2.3%, respectively, of primary risk in force at December 31, 1998 and 1997.

(3) MGIC includes in its classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 1998 and 1997, 3.1% and 3.2%, respectively, of the primary risk in force consisted of these types of loans.

(4) Includes fixed rate mortgages with temporary buydowns (where in effect, the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan).

(5) Includes ARMs where payments adjust fully with interest rate adjustments. Also includes ARMs with negative amortization, which at December 31, 1998 and 1997, represented 1.5% and 2.1%, respectively, of primary risk in force. As of December 31, 1998 and 1997, ARMs with LTVs in excess of 90% represented 7.5% and 9.5%, respectively, of primary risk in force.

(6) Balloon payment mortgages are loans with a maturity, typically five to seven years, that is shorter than the loans' amortization period.

(7) Includes townhouse-style attached housing with fee simple ownership.

(8) Includes cooperatives and manufactured homes deemed to be real estate.


C.  The WMAC Book

         In 1985, the Company acquired certain assets and businesses of Wisconsin Mortgage Assurance Corporation ("WMAC") and WMAC's parent, including the MGIC name and offices of WMAC, and hired substantially all of WMAC's employees ("Acquisition"). WMAC retained substantially all of its insurance in force, net of domestic reinsurance (the "WMAC Book" and sometimes in other documents referred to as the "Old Book"). Effective as of the time of the Acquisition, WMAC reinsured 100% of the WMAC Book with several international reinsurers (the "WMAC Reinsurers"). As a result of subsequent transactions, at December 31, 1998, approximately 33.6% of the WMAC Book was reinsured with the WMAC Reinsurers and the remainder was reinsured by a subsidiary of the Company.

         On December 31, 1998, MGIC purchased WMAC from a third party for $2 million. MGIC contributed an additional $13 million of capital to WMAC to comply with minimum regulatory capital requirements. The acquisition had no impact on the Company's earnings during 1998. WMAC's direct primary insurance in force, direct primary risk in force and direct pool risk in force was approximately $3.5 billion, $.9 billion and $.4 billion, respectively, at December 31, 1998.

D.  Other Business

         The Company, through subsidiaries, provides various mortgage services for the mortgage finance industry, such as contract underwriting, premium reconciliation and claims administration for HUD and the Federal Deposit Insurance Corporation (as successor to the Resolution Trust Corporation), respectively, and secondary marketing of mortgage-related assets. The Company also owns approximately 48% of Credit-Based Asset Servicing and Securitization LLC and Litton Loan Servicing LP (collectively, "C-BASS"). C-BASS, which began operations in mid-1996, is principally engaged in the acquisition, sale and servicing of delinquent and other residential mortgage assets. For a further description of C-BASS, see Note 8 to the consolidated financial statements of the Company, included in Exhibit 13 to this Annual Report on Form 10-K. The revenues recognized from these mortgage services operations, other non-insurance services and C-BASS represented 4.8% and 3.8% of the Company's consolidated revenues in 1998 and 1997, respectively.

         In 1997, the Company, through subsidiaries, began insuring second mortgages, including home equity loans. New insurance written on second mortgages in 1998 was immaterial.

E.  Investment Portfolio

      Policy and Strategy

         Cash flow from the Company's investment portfolio represented approximately 34% of its total cash flow from operations during 1998. Approximately 87% of the Company's long-term investment portfolio is managed by a subsidiary of The Northwestern Mutual Life Insurance Company, although the Company maintains overall control of investment policy and strategy. The Company maintains direct management of the remainder of its investment portfolio.

         The Company's current policies emphasize preservation of capital, as well as total return. Therefore, the Company's investment portfolio consists almost entirely of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. The
Company attempts to maintain a level of liquidity commensurate with its perceived business outlook and the expected timing, direction and degree of changes in interest rates. The Company's investment policies in effect at December 31, 1998 limited investments in the securities of a single issuer (other than the U.S. government and its agencies) and generally did not permit purchasing fixed income securities rated below "A."

         At December 31, 1998, based on amortized cost, approximately 98.9% of the Company's total fixed income investment portfolio was invested in securities rated "A" or better, with 61.5% which were rated "AAA" and 27.7% which were rated "AA," in each case by at least one nationally recognized securities rating organization.

         The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

      Investment Operations

         At December 31, 1998, the consolidated book value (which is equal to market value) of the Company's investment portfolio was approximately $2.8 billion. At December 31, 1998, municipal securities represented 77.3% of the book value of the total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 6.3%, 11.2%, 38.5% and 44.0%, respectively, of the total book value of the Company's investment in debt securities. The Company's net pre-tax investment income was $143.0 million for the year ended December 31, 1998, representing an after-tax yield of 4.9% for the year, a decline from 5.0% for 1997, resulting from a decline in the average interest rate on investments in 1998 as compared to 1997.

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

         In general, such regulation relates, among other things, to licenses to transact business; policy forms; premium rates; annual and other reports on financial condition; the basis upon which assets and liabilities must be stated; requirements regarding contingency reserves equal to 50% of premiums earned; minimum capital levels and adequacy ratios; reinsurance requirements; limitations on the types of investment instruments which may be held in an investment portfolio; the size of risks and limits on coverage of individual risks which may be insured; deposits of securities; limits on dividends payable; and claims handling. Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a discussion of a February 1, 1999 circular letter from the NYID, see "The MGIC Book-Types of Product-Pool Insurance" and "-Captive Mortgage Reinsurance." For a description of limits on dividends payable, see Note 11 to the consolidated financial statements of the Company, included in Exhibit 13 to this Annual Report on Form 10-K.

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

         As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. These requirements of Freddie Mac and Fannie Mae are subject to change from time to time. Currently, MGIC is an approved mortgage insurer for both Freddie Mac and Fannie Mae. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements, allows alternative credit enhancement, alters or liberalizes underwriting guidelines on low down payment mortgages they purchase, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected.

         Fannie Mae has issued primary mortgage insurance master policy guidelines applicable to MGIC and all other Fannie Mae-approved private mortgage insurers, establishing certain minimum terms of coverage necessary in order for an insurer to be eligible to insure loans purchased by Fannie Mae. The terms of MGIC's Master Policy comply with these guidelines.

         MGIC's claims-paying ability is rated "AA+" by Standard & Poor's Corporation and "Aa2" by Moody's Investors Service, Inc. Maintenance of a claims-paying ability rating of at least AA-/Aa3 is critical to a mortgage insurer's ability to continue to write new business. In assigning claims-paying ability ratings, rating agencies review a mortgage insurer's competitive position and business, management, corporate strategy, historical and projected operating and underwriting performance, adequacy of capital to withstand extreme loss scenarios under assumptions determined by the rating agency, as well as other factors. The rating agency issuing the claims-paying ability rating can withdraw or change its rating at any time.

      Indirect Regulation

         The Company and MGIC are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and VA, and lenders. Private mortgage insurers, including MGIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended to affect competition from government agencies. In 1998, the FHA's authority was expanded by legislation to permit it to insure mortgages having higher principal balances. Proposals are discussed from time to time by Congress and certain federal agencies to reform or modify the FHA and the Government National Mortgage Association, which securitizes mortgages insured by the FHA.

         Subject to certain exceptions, in general, RESPA prohibits any person from giving or receiving any "thing of value" pursuant to an agreement or understanding to refer settlement services. Among other remedies, there is civil liability for violation of this provision of RESPA in an amount equal to three times the amount of any charge paid for the settlement service involved in the violation. Under regulations adopted by HUD, "settlement services" are services provided in connection with settlement of a mortgage loan, including services involving mortgage insurance. In recent years, RESPA has been a source of substantial uncertainty and litigation for the home mortgage lending and real estate settlement services industries.

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

G.  Employees

         At December 31, 1998, the Company had 1,200 full- and part-time employees, of whom approximately one-half were assigned to its Milwaukee headquarters and the other half assigned to its field offices. The number of employees given above does not include "on-call" employees. The number of "on-call" employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.

Item 2.  Properties.

         At December 31, 1998, the Company leased office space in various cities throughout the United States under leases expiring between 1999 and 2006 and which required annual rentals of $2.1 million in 1998.

         The  Company  owns  its   headquarters   facility  and  an   additional
office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 340,000 square feet of space.

Item 3.  Legal Proceedings.

         The Company is involved in litigation in the ordinary course of business. No pending litigation is expected to have a material adverse affect on the financial position of the Company.

Item  4.  Submission  of  Matters  to a Vote  of  Security Holders.

         None

                               Executive Officers

         Certain information with respect to the Company's executive officers as of March 1, 1999 is set forth below:

Name and Age                                  Title

William H. Lacy, 54........... Chairman of the Board and Chief Executive Officer
                               of the Company and Chairman of the Board of MGIC; Director of the Company and MGIC

Curt S. Culver, 46............ President of the Company and President and Chief
                               Executive Officer of MGIC; Director of the
                               Company and MGIC

J. Michael Lauer, 54.......... Executive Vice President and Chief Financial
                               Officer of the Company and MGIC

James S. MacLeod, 51.......... Executive Vice President-Field Operations of MGIC

Lawrence J. Pierzchalski, 46.. Executive Vice President, Risk Management of MGIC

Gordon H. Steinbach, 53....... Executive Vice President, Credit Policy of MGIC

Lou T. Zellner, 48............ Executive Vice President-Corporate Development
                               of MGIC

Jeffrey H. Lane, 49........... Senior Vice President, General Counsel and
                               Secretary of the Company and MGIC

         Mr. Lacy has served as Chief Executive Officer of the Company since October 1987 and as Chairman of the Board of the Company since January 1999. He has been Chairman of the Board of MGIC since May 1996 and was Chief Executive Officer of MGIC from the beginning of its business operations in March 1985 until January 1999.

         Mr. Culver has served as President of the Company and as Chief Executive Officer of MGIC since January 1999. He has been President of MGIC since May 1996 and was Chief Operating Officer of MGIC from May 1996 until he became Chief Executive Officer. Mr. Culver has been a senior officer of MGIC since 1988 having responsibility at various times during his career with MGIC for field operations, marketing and corporate development. From March 1985 to 1988, he held various management positions with MGIC in the areas of marketing and sales.

         Mr. Lauer has served as Executive Vice President and Chief Financial Officer of the Company and MGIC since March 1989.

         Mr. MacLeod has served as Executive Vice President-Field Operations of MGIC since January 1998 and was Senior Vice President-Field Operations of MGIC from May 1996 to January 1998. Mr. MacLeod has been a senior officer of MGIC since 1987 having responsibility at various times during his career with MGIC for sales, business development and marketing. From March 1985 to 1987, he held various management positions with MGIC in the areas of underwriting and risk management .

         Mr. Pierzchalski has served as Executive Vice President-Risk Management of MGIC since May 1996 and prior thereto as Senior Vice President-Risk Management or Vice President-Risk Management of MGIC from April 1990. From March 1985 to April 1990, he held various management positions with MGIC in the areas of market research, corporate planning and risk management.

         Mr. Steinbach has served as Executive Vice President-Credit Policy of MGIC since October 1996. He served as Executive Vice President-Affordable Housing and Claims of MGIC from July 1992 to October 1996 and prior thereto was a senior officer of MGIC since March 1985 having responsibility at various times during his career with MGIC for risk management and underwriting.

         Mrs. Zellner has served as Executive Vice President-Corporate Development of MGIC since January 1999. Prior thereto, she was a senior officer of MGIC since 1986 having responsibility at various times during her career with MGIC for corporate development, non-insurance operations, claims and reinsurance. From 1983-1986, Mrs. Zellner was Wisconsin Deputy Commissioner of Insurance.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The information set forth in the third to last paragraph under the caption "Management's Discussion and Analysis-Results of Consolidated Operations - 1998 Compared with 1997," in the second paragraph under the caption "Management's Discussion and Analysis-Financial Condition" and in Note 5 of the Notes to the consolidated financial statements, all in Exhibit 13 to this Annual Report on Form 10-K, is hereby incorporated by reference in answer to this Item.

Item 8.  Financial Statements and Supplementary Data.

         The consolidated statements of operations, of shareholders' equity and of cash flows for each of the years in the three-year period ended December 31, 1998, and the related consolidated balance sheet of the Company as of December 31, 1998 and 1997, together with the related notes thereto and the report of independent accountants, as well as the unaudited quarterly financial data, all set forth in Exhibit 13 to this Annual Report on Form 10-K, are hereby incorporated by reference in answer to this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         The information on the Directors of the Registrant is included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the Executive Officers of the Registrant appears at the end of Part I of this Form 10-K.

Item 11. Executive Compensation.

         This information is included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission), and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         This information is included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

         This information is included in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, and is hereby incorporated by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)1. Financial statements. The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

            2. Financial statement schedules. The financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

            3. Exhibits. The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item and the Exhibits listed in such Index are filed as part of this Form 10-K.

         (b)1.    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]


Consolidated Financial Statements (all contained in Exhibit 13 to this Annual Report on Form 10-K)

Consolidated statement of operations for each of the three years in the period ended December 31, 1998

Consolidated balance sheet at December 31, 1998 and 1997

Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1998

Consolidated statement of cash flows for each of the three years in the period ended December 31, 1998

Notes to consolidated financial statements

Report of independent accountants

Financial Statement Schedules (all contained immediately following the signature page to this Annual Report on Form 10-K)

Report of independent accountants on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 1998:

   Schedule I - Summary of investments, other than investments in related parties

   Schedule II -  Condensed  financial  information  of Registrant

   Schedule IV - Reinsurance

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

MGIC INVESTMENT CORPORATION


By    /s/ William H. Lacy
      William H. Lacy
      Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title

  /s/ William H. Lacy                    /s/ David S. Engelman
William H. Lacy                        David S. Engelman, Director
Chairman, Chief Executive Officer
 and Director
                                         /s/ James D. Ericson
  /s/ J. Michael Lauer                 James D. Ericson, Director
J. Michael Lauer
Executive Vice President and             /s/ Daniel Gross
 Chief Financial Officer               Daniel Gross, Director
 (Principal Financial Officer)
                                         /s/ Kenneth M. Jastrow, II
  /s/ Patrick Sinks                    Kenneth M. Jastrow, II, Director
Patrick Sinks
Vice President, Controller and           /s/ Sheldon B. Lubar
 Chief Accounting Officer              Sheldon B. Lubar, Director
 (Principal Accounting Officer)
                                         /s/ William A. McIntosh
  /s/ James A. Abbott                  William A. McIntosh, Director
James A. Abbott, Director
                                         /s/ Leslie M. Muma
  /s/ Mary K. Bush                     Leslie M. Muma, Director
Mary K. Bush, Director
                                         /s/ Peter J. Wallison
  /s/ Karl E. Case                     Peter J. Wallison, Director
Karl E. Case, Director
                                         /s/ Edward J. Zore
  /s/ Curt S. Culver                   Edward J. Zore, Director
Curt S. Culver, Director

                      Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Directors
of MGIC Investment Corporation


Our audits of the consolidated financial statements referred to in our report dated January 6, 1999 appearing in the 1998 Annual Report to Shareholders of MGIC Investment Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
January 6, 1999


                           MGIC INVESTMENT CORPORATION

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 1998
                                                                                                        Amount at
                                                                  Amortized           Market          which shown in
             Type of Investment                                      Cost             Value           the balance sheet
                                                               --------------      -------------      -----------------
                                                                          (In thousands of dollars)
Fixed maturities:
   Bonds:
       United States Government and government
           agencies and authorities                            $       65,811     $       71,416      $      71,416
       States, municipalities and political subdivisions            2,030,847          2,149,590          2,149,590
       Foreign governments                                             15,884             17,256             17,256
       Public utilities                                                56,600             60,263             60,263
       All other corporate bonds                                      291,276            304,345            304,345
                                                               ---------------    ---------------     ---------------
           Total fixed maturities                                   2,460,418          2,602,870          2,602,870

Equity securities:
   Common stocks:
       Banks, trust and insurance companies                             1,333              4,377              4,377
       Industrial, miscellaneous and all other                            250                250                250
                                                               ---------------    ---------------     ---------------
           Total equity securities                                      1,583              4,627              4,627
                                                               ---------------    ---------------     ---------------

Short-term investments                                                172,209            172,209            172,209
                                                               ---------------    ---------------     ---------------
           Total investments                                   $    2,634,210     $    2,779,706      $   2,779,706
                                                               ===============    ===============     ===============



                           MGIC INVESTMENT CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                CONDENSED BALANCE SHEET AND COMPREHENSICE INCOME
                               PARENT COMPANY ONLY
                           December 31, 1998 and 1997

                                                                                      1998                1997
                                                                                      (In thousands of dollars)
ASSETS
Investment portfolio, at market value:
   Fixed maturities                                                             $        1,056      $       11,487
   Short-term investments                                                               21,983               5,411
                                                                                ---------------     ---------------
       Total investment portfolio                                                       23,039              16,898

Cash                                                                                         5                   -
Investment in subsidiaries, at equity in net assets                                  2,072,944           1,693,879
Income taxes receivable - affiliates                                                       259              18,912
Accrued investment income                                                                   27                 224
Other assets                                                                               848                   9
                                                                                ---------------     ---------------
        Total assets                                                            $    2,097,122      $    1,729,922
                                                                                ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                                                $      442,000      $      237,500
   Accounts payable - affiliates                                                        11,009               3,057
   Other liabilities                                                                     3,522               2,583
                                                                                ---------------     ---------------
        Total liabilities                                                              456,531             243,140
                                                                                ---------------     ---------------

Shareholders' equity (note B):
   Common stock, $1 par value, shares authorized
       300,000,000; shares issued 121,110,800;
       outstanding 1998 - 109,003,032; 1997 - 113,791,593                              121,111             121,111
   Paid-in surplus                                                                     217,022             218,499
   Treasury stock (shares at cost, 1998 - 12,107,768;
       1997 - 7,319,207)                                                              (482,465)           (252,942)
   Accumulated other comprehensive income - unrealized
       appreciation in investment portfolio of subsidiaries, net of tax                 94,572              83,985
   Retained earnings                                                                 1,690,351           1,316,129
                                                                                ---------------     ---------------
       Total shareholders' equity                                                    1,640,591           1,486,782
                                                                                ---------------     ---------------
       Total liabilities and shareholders' equity                               $    2,097,122      $    1,729,922
                                                                                ===============     ===============


See  accompanying  supplementary  notes to Parent  Company  condensed  financial statements.



                                           MGIC INVESTMENT CORPORATION

                           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                               PARENT COMPANY ONLY
                                   Years Ended December 31, 1998, 1997 and 1996


                                                                         1998              1997             1996
                                                                             (In thousands of dollars)
Revenue:
   Equity in undistributed net income of subsidiaries             $       368,242   $     304,434    $     240,631
   Dividends received from subsidiaries                                    28,394          22,143           16,349
   Investment income, net                                                   1,117           1,576            1,256
   Realized investment gains (losses), net                                    334             233              (32)
   Other income                                                                 9               -                3
                                                                  ----------------  --------------   --------------
       Total revenue                                                      398,096         328,386          258,207
                                                                  ----------------  --------------   --------------

Expenses:
   Operating expenses                                                         180             374              216
   Interest expense                                                        18,624           6,080                -
                                                                  ----------------  --------------   --------------
       Total expenses                                                      18,804           6,454              216
                                                                  ----------------  --------------   --------------
Income before tax                                                         379,292         321,932          257,991
Credit for income tax                                                      (6,173)         (1,818)               -
                                                                  ----------------  --------------   --------------
Net income                                                                385,465         323,750          257,991
                                                                  ----------------  --------------   --------------
Other comprehensive income - unrealized
   investment gains (losses), net                                          10,587          43,300          (14,052)
                                                                  ----------------  --------------   --------------
Comprehensive income                                              $       396,052   $     367,050    $     243,939
                                                                  ================  ==============   ==============



See  accompanying  supplementary  notes to Parent  Company  condensed  financial statements.



                                           MGIC INVESTMENT CORPORATION

                           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                        CONDENSED STATEMENT OF CASH FLOWS
                                               PARENT COMPANY ONLY
                                   Years Ended December 31, 1998, 1997 and 1996


                                                                         1998            1997            1996
                                                                               (In thousands of dollars)
Cash flows from operating activities:
   Net income                                                     $       385,465   $     323,750    $     257,991
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Equity in undistributed net income of subsidiaries            (368,242)       (304,434)        (240,631)
           Decrease (increase) in income taxes receivable                  18,653          (6,824)          (6,443)
           Decrease in accrued investment income                              197              36               18
           Increase (decrease) in accounts payable - affiliates             7,952          (9,299)           1,413
           Increase in other liabilities                                      939           2,583                -
           (Increase) decrease in other assets                               (839)              6              (16)
           Other                                                           17,845           3,516            3,840
                                                                  ----------------  --------------   --------------
Net cash provided by operating activities                                  61,970           9,334           16,172
                                                                  ----------------  --------------   --------------

Cash flows from investing activities:
   Increase in investment in subsidiaries                                       -          (5,000)         (10,000)
   Purchase of fixed maturities                                              (500)         (8,650)          (7,232)
   Sale of fixed maturities                                                10,901          17,756            4,600
   Sale of equity securities                                                    -               -               30
                                                                  ----------------  --------------   --------------
Net cash provided by (used in) investing activities                        10,401           4,106          (12,602)
                                                                  ----------------  --------------   --------------

Cash flows from financing activities:
   Dividends paid to shareholders                                         (11,243)        (11,029)          (9,425)
   Net increase in notes payable                                          204,500         237,500                -
   Interest payments on notes payable                                     (17,665)         (3,836)          (3,793)
   Reissuance of treasury stock                                            15,454          13,072           10,209
   Repurchase of common stock                                            (246,840)       (248,426)               -
                                                                  ----------------  --------------   --------------
Net cash (used in) provided by financing activities                       (55,794)        (12,719)          (3,009)
                                                                  ----------------  --------------   --------------
Net increase in cash and short-term investments                            16,577             721              561
Cash and short-term investments at beginning of year                        5,411           4,690            4,129
                                                                  ----------------  --------------   --------------
Cash and short-term investments at end of year                    $        21,988   $       5,411    $       4,690
                                                                  ================  ==============   ==============


See accompanying notes to Parent Company condensed financial statements.


                           MGIC INVESTMENT CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               PARENT COMPANY ONLY

                               SUPPLEMENTARY NOTES

Note A

      The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 14 through 31 of the MGIC Investment Corporation 1998 Annual Report to Shareholders.

Note B

      The Company's insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders' surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. In 1999, the Company's principal insurance subsidiary, Mortgage Guaranty Insurance Corporation can pay $49.4 million of dividends and the other insurance subsidiaries of the Company can pay $4.5 million of dividends without such regulatory approval.

      Certain of the Company's non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company's ability to pay dividends.

      In 1998, 1997 and 1996, the Company paid dividends of $11.2 million, $11.0 million and $9.4 million, respectively or $.10 per share in 1998, $.095 per share in 1997 and $.08 per share in 1996.

                           MGIC INVESTMENT CORPORATION

                            SCHEDULE IV - REINSURANCE

                       MORTGAGE INSURANCE PREMIUMS EARNED
                  Years Ended December 31, 1998, 1997 and 1996

                                                 Assumed              Percentage
                                    Ceded to      From                 of Amount
                          Gross      Other        Other       Net     Assumed to
                          Amount    Companies    Companies   Amount      Net
                         --------  -----------  ----------- --------  ----------
                                     (In thousands of dollars)

Year ended December 31,
       1998              $770,775   $ 17,161     $ 9,670    $763,284      1.3%
                         ========   =========    ========   ========

       1997              $712,069   $ 15,990     $12,665    $708,744      1.8%
                         ========   =========    ========   ========

       1996              $623,148   $ 19,350     $13,245    $617,043      2.1%
                         ========   =========    ========   ========

                                INDEX TO EXHIBITS

                                  [Item 14(a)3]

Exhibit
Numbers                Description of Exhibits

3.1      Articles of Incorporation, as amended.(1)

3.2      Amended and Restated Bylaws.

4.1      Article 6 of the Articles of  Incorporation  (included  within  Exhibit
         3.1)

4.2      Amended and Restated Bylaws (included as Exhibit 3.2)

         [The Company is a party to separate Credit Agreements with different groups of financial institutions. These Credit Agreements are not being filed pursuant to Reg. S-K Item 602(b) (4) (iii) (A). The Company hereby agrees to furnish a copy of such Credit Agreements to the Commission upon its request.]

10.1     Common   Stock   Purchase   Agreement   between  the  Company  and  The
         Northwestern Mutual Life Insurance Company ("NML"), dated November 30, 1984(2)

10.2 Tax Agreement between NML, the Company and certain subsidiaries of the Company, dated January 1, 1986, including amendment thereto dated as of August 2, 1991(3)

10.3     Tax  Sharing   Agreement   between  the   Company,   MGIC  and  certain
         subsidiaries of MGIC, dated January 22, 1986(4)

10.4 Amendment to Tax Agreement, dated as of August 14, 1991, by and between NML, the Company, and its subsidiaries(5)

10.5 Amended and Restated Investment Advisory and Servicing Agreement between the Company and Northwestern Mutual Investment Services, Inc. ("NMIS"), dated December 5, 1997.(6) [Northwestern Mutual Investment Services, LLC has succeed to NMIS as a party to such Agreement.]

Exhibit
Numbers                Description of Exhibits

10.6 MGIC Investment Corporation Amended and Restated 1989 Stock Option Plan (including forms of option agreement).(7)

10.7     MGIC Investment Corporation 1991 Stock Incentive Plan.

10.8 Form of Stock Option Agreement under 1991 Stock Option Plan (now known as the 1991 Stock Incentive Plan).(8)

10.9 Form of Stock Option Agreement under 1991 Stock Incentive Plan (1997 Form 1).(9)

10.10    Form of Restricted  Stock Award  Agreement  under 1991 Stock  Incentive
         Plan.

10.11    Executive Bonus Plan

10.12    Supplemental Executive Retirement Plan.(10)

10.13 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(11)

10.14 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(12)

10.15 Two forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(13)

10.16 Form of MGIC Mortgage Guaranty Master Policy, in effect generally for insurance commitments issued beginning March 1, 1995, including the Master Policy Program Endorsement relating to delegated underwriting.(14)

11       Statement re: computation of per share earnings

13 Information from the 1998 Annual Report of the Company to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

21       List of Subsidiaries

23       Consent of Price Waterhouse LLP

27       Financial Data Schedule

      Supplementary List of the above Exhibits which relate to management contracts or compensatory plans or arrangements.

Exhibit
Numbers                Description of Exhibits

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

10.13 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors

10.14 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.15 Two forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

         The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: the Company's Form S-1 Registration Statement (No. 33-41289), which became effective in August 1991 (the "1991 S-1"); the Company's Annual Reports on Form 10-K for the years ended December 31, 1991, 1993, 1994, 1996 or 1997 (the "1991 10-K," "1993 10-K," "1994
10-K," "1996 10-K," and "1997 10-K" respectively); or to the Quarterly Reports on Form 10-Q for the Quarters ended June 30, 1994 or 1998 (the "June 30, 1994 10-Q" and "June 30, 1998 10-Q," respectively). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

 (1)   Exhibit 3 to the June 30, 1998 10-Q.

 (2)   Exhibit 10.1 to the 1991 S-1.

 (3) The Tax Agreement is Exhibit 10.8 to the 1991 S-1 and the amendment thereto is Exhibit 10.21 to the 1991 S-1.

 (4)   Exhibit 10.9 to the 1991 S-1.

 (5)   Exhibit 10.10 to the 1991 10-K.

 (6)   Exhibit 10.5 to the 1997 10-K.

 (7)   Exhibit 10.16 to the 1991 S-1.

 (8)   Exhibit 10.19 to the 1991 10-K.

 (9)   Exhibit 10.9 to the 1997 10-K.

 (10)  Exhibit 10.16 to the 1996 10-K

 (11)  Exhibit 10.23 to the 1993 10-K.

 (12)  Exhibit 10.24 to the 1993 10-K.

 (13)  Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

 (14)  Exhibit 10.26 to the 1994 10-K.