Form 10-Q
period 1999-03-31
MGIC INVESTMENT CORP
filed 1999-05-13
CIK 876437

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  _________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended MARCH 31, 1999
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
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

        YES     X                          NO
            --------                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK     PAR VALUE      DATE      NUMBER OF SHARES
--------------     ---------      ----      ----------------
Common stock         $1.00       4/30/99       109,073,404

                         MGIC INVESTMENT CORPORATION
                              TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            March 31, 1999 (Unaudited) and December 31, 1998             3

          Consolidated Statement of Operations for the Three
            Months Ended March 31, 1999 and 1998 (Unaudited)             4

          Consolidated Statement of Cash Flows for the Three Months
            Ended March 31, 1999 and 1998 (Unaudited)                    5

          Notes to Consolidated Financial Statements (Unaudited)        6-8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    19

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              19

SIGNATURES                                                              20

INDEX TO EXHIBITS                                                       21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
               March 31, 1999 (Unaudited) and December 31, 1998

                                                      March 31,   December 31,
                                                        1999          1998
                                                      ---------   ------------
ASSETS                                               (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $2,684,875   $2,602,870
    Equity securities                                      4,627        4,627
    Short-term investments                               175,215      172,209
                                                      ----------   ----------
      Total investment portfolio                       2,864,717    2,779,706

Cash                                                       6,660        4,650
Accrued investment income                                 38,216       41,477
Reinsurance recoverable on loss reserves                  43,342       45,527
Reinsurance recoverable on unearned premiums               7,701        8,756
Home office and equipment, net                            34,332       32,400
Deferred insurance policy acquisition costs               23,585       24,065
Investments in joint ventures                             90,156       75,246
Other assets                                              40,628       38,714
                                                      ----------   ----------
      Total assets                                    $3,149,337   $3,050,541
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Loss reserves                                       $  690,308   $  681,274
  Unearned premiums                                      172,715      183,739
  Notes payable (note 2)                                 442,000      442,000
  Income taxes payable                                    61,000       31,032
  Other liabilities                                       61,622       71,905
                                                      ----------   ----------
      Total liabilities                                1,427,645    1,409,950
                                                      ----------   ----------
Contingencies (note 3)

Shareholders' equity:
  Common stock, $1 par value, shares authorized
    300,000,000; shares issued 121,110,800;
    shares outstanding, 3/31/99 - 109,020,911;
    1998 - 109,003,032                                   121,111      121,111
  Paid-in surplus                                        216,930      217,022
  Treasury stock (shares at cost, 3/31/99 - 12,089,889;
    1998 - 12,107,768)                                  (481,749)    (482,465)
  Accumulated other comprehensive income - unrealized
    appreciation in investments, net of tax               77,356       94,572
  Retained earnings                                    1,788,044    1,690,351
                                                      ----------   ----------
      Total shareholders' equity                       1,721,692    1,640,591
                                                      ----------   ----------
      Total liabilities and shareholders' equity      $3,149,337   $3,050,541
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                     ------------------
                                                       1999       1998
                                                       ----       ----
                                                  (In thousands of dollars,
                                                    except per share data)
Revenues:
  Premiums written:
    Direct                                           $188,346   $177,797
    Assumed                                               438      1,969
    Ceded                                              (4,773)    (3,279)
                                                     --------   --------
  Net premiums written                                184,011    176,487
  Decrease in unearned premiums                         9,970     13,334
                                                     --------   --------
  Net premiums earned                                 193,981    189,821
  Investment income, net of expenses                   36,915     34,389
  Realized investment gains, net                        2,141     10,295
  Other revenue                                        13,630      9,461
                                                     --------   --------
    Total revenues                                    246,667    243,966
                                                     --------   --------
Losses and expenses:
  Losses incurred, net                                 44,232     59,438
  Underwriting and other expenses                      53,233     45,158
  Interest expense                                      5,398      3,630
  Ceding commission                                      (361)      (337)
                                                     --------   --------
    Total losses and expenses                         102,502    107,889
                                                     --------   --------
Income before tax                                     144,165    136,077
Provision for income tax                               43,747     42,030
                                                     --------   --------
Net income                                           $100,418   $ 94,047
                                                     ========   ========
Earnings per share (note 4):
   Basic                                             $   0.92   $   0.83
                                                     ========   ========
   Diluted                                           $   0.91   $   0.81
                                                     ========   ========
Weighted average common shares
  outstanding - diluted (shares in
  thousands, note 4)                                  109,918    115,741
                                                     ========   ========
Dividends per share                                  $  0.025   $  0.025
                                                     ========   ========



See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  Three Months Ended March 31, 1999 and 1998
                                 (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         1999        1998
                                                         ----        ----
                                                    (In thousands of dollars)
Cash flows from operating activities:
  Net income                                          $ 100,418    $ 94,047
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                 1,962       4,564
      Increase in deferred insurance policy
        acquisition costs                                (1,482)     (3,619)
      Depreciation and amortization                       2,151       1,892
      Decrease in accrued investment income               3,261       1,478
      Decrease in reinsurance recoverable on loss
        reserves                                          2,185       1,653
      Decrease in reinsurance recoverable on unearned
        premiums                                          1,055       1,305
      Increase in loss reserves                           9,034      19,051
      Decrease in unearned premiums                     (11,024)    (14,639)
      Equity earnings in joint venture                   (3,050)     (1,920)
      Other                                              22,183      18,795
                                                       --------    --------
Net cash provided by operating activities               126,693     122,607
                                                       --------    --------
Cash flows from investing activities:
  Purchase of equity securities                               -      (3,886)
  Purchase of fixed maturities                         (397,698)   (242,572)
  Additional investment in joint venture                (11,860)          -
  Proceeds from sale of equity securities                     -     116,164
  Proceeds from sale or maturity of fixed maturities    290,312     105,191
                                                       --------    --------
Net cash used in investing activities                  (119,246)    (25,103)
                                                       --------    --------
Cash flows from financing activities:
  Dividends paid to shareholders                         (2,725)     (2,850)
  Net increase in notes payable                               -       5,000
  Reissuance of treasury stock                              294       9,339
  Repurchase of common stock                                  -           -
                                                       --------    --------
Net cash (used in) provided by financing activities      (2,431)     11,489
                                                       --------    --------
Net increase in cash and short-term investments           5,016     108,993
Cash and short-term investments at beginning of period  176,859     119,626
                                                       --------    --------
Cash and short-term investments at end of period       $181,875    $228,619
                                                       ========    ========




See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1999
                                 (Unaudited)


Note 1 - Basis of presentation

      The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the "Company") and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for that year.

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 - Notes payable

     At March 31, 1999, the Company's outstanding balance of the notes payable on the 1997 and 1998 credit facilities were $210 million and $232 million, respectively, which approximated market value. The interest rate on the notes payable varies based on LIBOR and at March 31, 1999 and December 31, 1998 the rate was 5.17% and 5.80%, respectively. The weighted average interest rate on the notes payable for borrowings under the 1997 and 1998 credit agreements was 5.35% per annum for the three months ended March 31, 1999.

     During the first quarter of 1999, the Company utilized three interest rate swaps each with a notional amount of $100 million to reduce and manage interest rate risk on a portion of the variable rate debt under the credit facilities. With respect to all such transactions, the notional amount of $100 million represents the stated principal balance used as a basis for calculating payments. On the swaps, the Company receives a floating rate based on various floating rate indices and pays fixed rates ranging from 3.32% to 4.68%. Two of the swaps renew monthly and one expires in October 2000. Earnings in the first quarter of 1999 on the swaps of approximately $0.6 million are netted against interest expense in the Consolidated Statement of Operations.

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

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1999      1998
                                              ----      ----
                                           (Shares in thousands)

Weighted-average shares - Basic EPS          109,003   113,989
Common stock equivalents                         915     1,752
                                             -------   -------
Weighted-average shares - Diluted EPS        109,918   115,741
                                             =======   =======

Note 5 - Comprehensive income

     The Company's total comprehensive income, as calculated per Statement of Financial Accounting Standards No. 130,
Reporting Comprehensive Income, was as follows:

                                            Three Months Ended
                                                  March 31,
                                            ------------------
                                              1999       1998
                                              ----       ----
                                         (In thousands of dollars)

Net income                                  $100,418   $ 94,047
Other comprehensive loss                     (17,216)   (10,792)
                                            --------   --------
   Total comprehensive income               $ 83,202   $ 83,255
                                            ========   ========

     The difference between the Company's net income and total comprehensive income for the three months ended March 31, 1999 and 1998 is due to the change in unrealized appreciation on investments, net of tax.

Note 6 - New accounting standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which will be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management does not anticipate the adoption of SFAS 133 will have a significant effect on the Company's results of operations or its financial position due to its limited use of derivative instruments. (See note 2.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

  Three Months Ended March 31, 1999 Compared With Three Months
  Ended March 31, 1998

     Net income for the three months ended March 31, 1999 was $100.4 million, compared to $94.0 million for the same period of 1998, an increase of 7%. Diluted earnings per share for the three months ended March 31, 1999 was $0.91 compared to $0.81 in the same period last year, an increase of 12%. The percentage increase in diluted earnings per share was favorably affected by the lower adjusted shares outstanding at March 31, 1999 as a result of common stock repurchased by the Company during the second half of 1998. See note 4 to the consolidated financial statements.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended March 31, 1999 was $12.0 billion, compared to $8.5 billion in the same period of 1998. Refinancing activity accounted for 40% of new primary insurance written in the first quarter of 1999, compared to 35% in the first quarter of 1998.

     The $12.0 billion of new primary insurance written during the first quarter of 1999 was offset by the cancellation of $11.8 billion of insurance in force, and resulted in a net increase of $0.2 billion in primary insurance in force, compared to new primary insurance written of $8.5 billion, the cancellation of $8.7 billion, and a net decrease of $0.2 billion in primary insurance in force during the first quarter of 1998. Direct primary insurance in force was $138.2 billion at March 31, 1999 compared to $138.0 billion at December 31, 1998 and $138.3 billion at March 31, 1998. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended March 31, 1999 and March 31, 1998, which was virtually all agency pool insurance, was $197 million and $144 million, respectively. The Company's direct pool risk in force at March 31, 1999 was $1.3 billion compared to $1.1 billion at December 31, 1998 and is expected to increase as a result of outstanding commitments to write additional agency pool insurance.

     Cancellation activity has historically been affected by the level of mortgage interest rates and remained high during the first quarter of 1999 due to favorable mortgage interest rates which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 65.8% at March 31, 1999 from 78.4% at March 31, 1998. Future cancellation activity could also be affected as a result of legislation that will go into effect in July 1999 regarding cancellation of mortgage insurance.

     Net premiums written were $184.0 million during the first quarter of 1999, compared to $176.5 million during the first quarter of 1998. Net premiums earned were $194.0 million for the first quarter of 1999 compared to $189.8 million for the same period in 1998. The increase was primarily a result of a higher percentage of renewal premiums on mortgage loans with deeper coverages.

     Effective March 1, 1999, Fannie Mae changed its mortgage insurance requirements for certain fixed-rate mortgages approved by Fannie Mae's automated underwriting service. The changes permit lower coverage percentages on these loans than the deeper coverage percentages that went into effect in 1995. In March 1999, Freddie Mac announced that it was implementing similar changes. MGIC's premium rates vary with the depth of coverage. While lower coverage percentages result in lower premium revenue, lower coverage percentages should also result in lower incurred losses at the same level of claim incidence. MGIC's premium revenues could also be affected to the extent Fannie Mae and Freddie Mac are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. These Government Sponsored Enterprises (GSEs) introduced programs in 1998 and 1999 under which a delivery fee could be paid to them, with mortgage insurance coverage reduced below the coverage that would be required in the absence of the delivery fee.

     In March 1999, the Office of Federal Housing Enterprise Oversight ("OFHEO") released a proposed risk-based capital stress test for the GSEs. One of the elements of the proposed stress test is that future claim payments made by a private mortgage insurer on GSE loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating is "AAA" are subject to a 10% reduction over the 10-year period of the stress test, while claim payments from a "AA" rated insurer, such as MGIC, are subject to a 20% reduction. The effect of the differentiation among insurers is to require the GSEs to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than "AAA." As a result, there is an incentive for the GSEs to use private mortgage insurance provided by a "AAA" rated insurer. The Company does not believe there should be a reduction in claim payments from private mortgage insurance nor should there be a distinction between "AAA" and "AA" rated private mortgage insurers. The proposed stress test covers many topics in addition to capital credit for private mortgage insurance. The stress test as a whole has been controversial in the home mortgage finance industry and is not expected to become final for some time. The Company cannot predict whether the portion of the stress test discussed above will be adopted in its present form.

     Mortgages (newly insured during the first quarter of 1999 or in previous quarters) equal to approximately 31% of MGIC's new insurance written during the first quarter of 1999 were subject to captive mortgage reinsurance and similar arrangements compared to 19% during the same period in 1998. Such arrangements entered into during a quarter customarily include loans newly insured in a prior quarter. As a result, the percentages cited above would be lower if only the current quarter's newly insured mortgages subject to such arrangements were included. The percentage of new insurance written subject to captive mortgage reinsurance arrangements is expected to increase during the remainder of 1999 as new transactions are consummated. At March 31, 1999 approximately 9% of MGIC's risk in force was subject to captive reinsurance and similar arrangements compared to 7% at December 31, 1998. In a February 1999 circular letter, the New York Department of Insurance said it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law.

     Investment income for the first quarter of 1999 was $36.9 million, an increase of 7% over the $34.4 million in the first quarter of 1998. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.7 billion for the first quarter of 1999 from $2.4 billion for the first quarter of 1998, an increase of 14%. The portfolio's average pre-tax investment yield was 5.5% for the first quarter of 1999 and 5.8% for the same period in 1998. The portfolio's average after-tax investment yield was 4.7% for the first quarter of 1999 and 4.9% for the same period in 1998. The Company realized gains of $2.1 million during the three months ended March 31, 1999 resulting primarily from the sale of fixed maturities compared to realized gains of $10.3 million during the same period in 1998 resulting primarily from the sale of equity securities.

     Other revenue was $13.6 million for the first quarter of 1999, compared with $9.5 million for the same period in 1998. The increase is primarily the result of an increase in contract underwriting revenue and an increase in equity earnings from Credit-Based Asset Servicing and Securitization LLC and Litton Loan Servicing LP
(collectively, "C-BASS"), a joint venture with Enhance Financial Services Group Inc. In accordance with generally accepted accounting principles, C-BASS is required to mark to market its mortgage-related assets which, including open trades, were $619 million at March 31, 1999 and are expected to increase in the future. Market valuation adjustments could adversely impact C-BASS's results of operations.

     Net losses incurred decreased 26% to $44.2 million during the first quarter of 1999 from $59.4 million during the first quarter of 1998. Such decrease was primarily attributed to a decline in losses paid, continued improvement in California and generally strong economic conditions throughout the country. The primary notice inventory declined from 29,253 at December 31, 1998 to 28,165 at March 31, 1999. The pool notice inventory increased from 6,524 at December 31, 1998 to 7,382 at March 31, 1999, attributable to defaults on new agency pool insurance written during 1997 and 1998. At March 31, 1999, 64% of MGIC's insurance in force was written during the preceding thirteen quarters, compared to 59% at March 31, 1998. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

     Underwriting and other expenses increased to $53.2 million in the first quarter of 1999 from $45.2 million in the first quarter of 1998, an increase of 18%. This increase was primarily due to increases associated with contract and field office underwriting expenses.

     Interest expense increased to $5.4 million in the first quarter of 1999 from $3.6 million during the same period in 1998 due to higher outstanding notes payable, the proceeds of which were used to repurchase common stock.

     The Company utilized financial derivative transactions during the first quarter of 1999 consisting of interest rate swaps to reduce and manage interest rate risk on its notes payable. During the first quarter of 1999, earnings on such transactions aggregated approximately $0.6 million and were netted against interest expense. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 22.8% for the first quarter of 1999 compared to 31.3% for the first quarter of 1998. The consolidated insurance operations expense and combined ratios were 22.9% and 45.7%, respectively, for the first quarter of 1999 compared to 19.9% and 51.2% for the first quarter of 1998.

     The effective tax rate was 30.3% in the first quarter of 1999, compared to 30.9% in the first quarter of 1998. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The lower effective tax rate in 1999 resulted from a higher percentage of total income before tax being generated from tax-preferenced investments.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of $126.7 million for the three months ended March 31, 1999, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     Consolidated total investments were $2.9 billion at March 31, 1999, compared to $2.8 billion at December 31, 1998, an increase of 3%. This increase is due primarily to positive cash flow from operations. The investment portfolio includes unrealized gains on securities marked to market at March 31, 1999 and December 31, 1998 of $119.0 million and $145.5 million, respectively. As of March 31, 1999, the Company had $175.2 million of short-term investments with maturities of 90 days or less. In addition, at March 31, 1999, based on amortized cost, the Company's total investments, which were primarily comprised of fixed maturities, were approximately 99% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     The Company's investments in C-BASS and Sherman Financial Group LLC ("joint ventures") were $90.2 million in aggregate at March 31, 1999, which includes the Company's share of the joint ventures' earnings since their inception. MGIC is guaranteeing one half of a $50 million credit facility for C-BASS. The facility matures in July 1999. Sherman Financial Group LLC, a new joint venture with Enhance Financial Services Group Inc., is engaged in the business of purchasing, servicing and securitizing delinquent unsecured consumer assets such as credit card loans, Chapter 13 bankruptcy debt, telecommunications receivables, student loans and auto deficiencies. The Company expects that it will provide additional funding to the joint ventures.

     Consolidated loss reserves increased slightly to $690.3 million at March 31, 1999 from $681.3 million at December 31, 1998 reflecting an increase in the estimated number of loans in default. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $11.0 million from $183.7 million at December 31, 1998 to $172.7 million at March 31, 1999, primarily reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $1.1 million to $7.7 million at March 31, 1999 from $8.8 million at December 31, 1998, primarily reflecting the reduction in unearned premiums.

      Consolidated shareholders' equity increased to $1.7 billion at March 31, 1999, from $1.6 billion at December 31, 1998, an increase of 5%. This increase consisted of $100.4 million of net income during the first three months of 1999 and $0.6 million from the reissuance of treasury stock offset by a decrease in net unrealized gains on investments of $17.2 million, net of tax, and dividends declared of $2.7 million.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 12.3:1 at March 31, 1999 compared to 12.9:1 at December 31, 1998. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $139.0 million, net of reinsurance, during the first three months of 1999.

      The   Company's   combined   insurance   risk-to-capital
ratio was 13.1:1 at March 31, 1999, compared to 13.6:1 at December 31, 1998. The decrease was due to the same reasons as described above.

     The  risk-to-capital  ratios set forth  above  have  been
computed on a statutory basis. However, the methodology used by the rating agencies to assign claims-paying ability ratings permits less leverage than under statutory requirements. As a result, the amount of capital required under statutory regulations may be lower than the capital required for rating agency purposes. In addition to capital adequacy, the rating agencies consider other factors in determining a mortgage insurer's claims-paying rating, including its competitive position, business outlook, management, corporate strategy, and historical and projected operating performance.

     For certain material risks of the Company's business, see
"Risk Factors" below.

Risk Factors

    The Company and its business may be materially affected by the factors discussed below. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make.

    Reductions in the volume of low down payment home mortgage originations may adversely affect the amount of private mortgage insurance (PMI) written by the PMI industry. The factors that affect the volume of low down payment mortgage originations include:

     -  the level of home mortgage interest rates,

     - the health of the domestic economy as well as conditions in regional and local economies,-housing affordability,-population trends, including the rate of household formation,

     - the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require PMI, and

     - government housing policy encouraging loans to first-time homebuyers.

     By selecting alternatives to PMI, lenders and investors may adversely affect the amount of PMI written by the PMI industry. These alternatives include:

     - government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration,

     -  holding mortgages in portfolio and self-insuring,

     -  use of credit enhancements by investors, including
        Fannie Mae and Freddie Mac, other than PMI or using other credit enhancements in conjunction with reduced levels of PMI coverage, and

     - mortgage originations structured to avoid PMI, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio (referred to as an 80-10-10 loan) rather than a first mortgage with a 90% loan-to-value ratio.

     Fannie Mae and Freddie Mac have a material impact on the PMI industry. Because Fannie Mae and Freddie Mac are the largest purchasers of low down payment conventional mortgages, the business practices of these GSEs have a direct effect on private mortgage insurers. These practices affect the entire relationship between the GSEs and mortgage insurers and include:

     - the level of PMI coverage, subject to the limitations of the GSE's charters when PMI is used as the required credit enhancement on low down payment mortgages,

     - whether the mortgage lender or the GSE chooses the mortgage insurer providing coverage,

     - whether a GSE will give mortgage lenders an incentive to select a mortgage insurer which has a "AAA" claims-paying ability rating to benefit from the lower capital required of the GSE under OFHEO's proposed stress test when a mortgage is insured by a "AAA" company,

     - the underwriting standards that determine what loans are eligible for purchase by the GSEs, which thereby affect the quality of the risk insured by the mortgage insurer, as well as the availability of mortgage loans,

     - the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and

     - the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent.

     The Company expects the level of competition within the PMI industry to remain intense. Competition for PMI premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions in which a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. The level of competition within the PMI industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business at the same time as consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders.

     Changes in interest rates, house prices and cancellation policies may materially affect persistency. In each year, most of MGIC's premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force is an important determinant of revenues. The factors affecting persistency of the insurance in force include:

     - the level of current mortgage interest rates compared to the mortgage coupon rates on the insurance in force, which affects the vulnerability of the insurance in force to refinancings, and

     - mortgage insurance cancellation policies of mortgage investors along with the rate of home price appreciation experienced by the homes underlying the mortgages in the insurance in force.

     The strong economic climate that has existed throughout the United States for some time has favorably impacted losses and encouraged competition to assume default risk. Losses result from events that adversely affect a borrower's ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A significant deterioration in economic conditions would adversely affect MGIC's losses. The low level of losses that has recently prevailed in the private mortgage insurance industry has encouraged competition to assume default risk through captive reinsurance arrangements, self-insurance, 80-10-10 loans and other means.

    Litigation against mortgage lenders and settlement service providers has been increasing. In recent years, consumers have brought a growing number of lawsuits against home mortgage lenders and settlement service providers seeking monetary damages. The Real Estate Settlement Procedures Act gives home mortgage borrowers the right to bring lawsuits seeking damages of three times the amount of the charge paid for a settlement service involved in a violation of this law. Under rules adopted by the United States Department of Housing and Urban Development, "settlement services" are services provided in connection with settlement of a mortgage loan, including services involving mortgage insurance.

     The  pace  of  change  in the home mortgage  lending  and
mortgage insurance industries will likely accelerate. The Company expects the processes involved in home mortgage lending will continue to evolve through greater use of technology. This evolution could effect fundamental changes in the way home mortgages are distributed. Lenders who are regulated depositary institutions could gain expanded insurance powers if financial modernization proposals become law. The capital markets are beginning to emerge as providers of insurance in competition with traditional insurance companies. These trends and others increase the level of uncertainty attendant to the PMI business, demand rapid response to change and place a premium on innovation.

Year 2000  Compliance

    Almost all of the Company's information technology systems ("IT Systems"), including all of its "business critical" IT Systems, either have been originally developed to be Year 2000 compliant or have been reprogrammed. The Company plans to reprogram the remaining IT Systems (the "Remaining Systems") and to complete internal testing of all IT Systems for Year 2000 compliance by the end of the second quarter of 1999. In general, the Remaining Systems have either been developed and maintained by the Company's Information Technology Department or use off-the-shelf software from national software vendors such as Microsoft and IBM who have publicly announced that their software is Year 2000 compliant. All of the IT Systems developed and maintained by the Information Technology Department have already been internally tested for Year 2000 compliance and all IT Systems using off-the-shelf software have been assessed. If the Company is unable to complete any required reprogramming of the Remaining Systems on a timely basis, the efficiency of certain of the Company's business processes will likely decline but this consequence is not expected to be material to the Company.

     Some of the Company's "business critical" IT Systems interface with computer systems of third parties. The Company, Fannie Mae, Freddie Mac and many of these third parties are participating in the Mortgage Bankers Association Year 2000 Readiness Test (the "MBA Test"). The MBA Test is designed to help mortgage industry participants evaluate interaction of their computer systems in a Year 2000 environment. The MBA has scheduled compliance testing among participants through the second quarter of 1999. Through the MBA Test and additional independent testing efforts, the Company plans to complete the Year 2000 readiness evaluation of its automated interfaces with customers representing more than 90% of the Company's in-force policies by the end of the second quarter of 1999.

     All costs incurred through March 1999 for IT Systems for Year 2000 compliance have been expensed and were immaterial.
The costs of the remaining reprogramming and testing are expected to be immaterial.

     Telecommunications services and electricity are essential to the Company's ability to conduct business. The Company's long-distance voice and data telecommunications suppliers and the local telephone company serving the Company's owned headquarters and warehouse facilities have written to the Company to the effect that their respective systems will be Year 2000 compliant. The electric company serving these facilities has given the Company assurance that it will also be Year 2000 compliant. In addition, the Company has made arrangements to acquire back-up power for its headquarters. The Company has received written assurance regarding Year 2000 compliance from landlords of the Company's underwriting service centers and local telephone companies.

     The Company has long practiced contingency planning to address business disruption risks and has procedures for planning and executing contingency measures to provide for business continuity in the event of any circumstance that results in disruption to the Company's headquarters, warehouse facilities and leased workplace environments, including lack of utility services, transportation disruptions, and service provider failures. The Company has developed additional plans for the "special case" of business disruption due to Year 2000 compliance issues. These plans address continuity measures in five areas: physical building environment, including conducting operations at off-site facilities; business operations units, as discussed below; external factors over which the Company does not have control but can implement measures to minimize adverse impact on the Company's business; application system restoration priorities for the Company's computer systems; and contingencies specifically targeted towards monitoring Company facilities and systems at year-end 1999.

     The  business  unit recovery plans address resumption  of
business  in  the  worst case scenario of a total  loss  to  a
Company   facility,   including  the  inability   to   utilize
computerized systems.

     In view of the timing and scope of the MBA Test and other testing, the Company's contingency planning does not currently include developing special procedures with individual third parties if they are not themselves Year 2000 compliant. If the Company is unable to do business with such third parties electronically, it would seek to do business with them on a paper basis. Without knowing the identity of non-compliant third parties and the amount of transactions occurring between the Company and them, the Company cannot evaluate the effects on its business if it were necessary to substitute paper business processes for electronic business processes with such third parties. Among other effects, Year 2000 non-compliance by such third parties could delay receipt of renewal premiums by the Company or the reporting to the Company of mortgage loan delinquencies and could also affect the amount of the Company's new insurance written.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

    At March 31, 1999, the Company had no derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 1999, the effective duration of the Company's investment portfolio was 5.7 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.7% decrease/increase in the value of the Company's investment portfolio.

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

          (b)  Reports on Form 8-K - No reports were  filed  on
               Form 8-K during the quarter ended March 31,  1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 13, 1999.






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