Form 10-Q
period 1999-06-30
MGIC INVESTMENT CORP
filed 1999-08-13
CIK 876437

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  _________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended JUNE 30, 1999
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ________ to ________
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

        YES     X                          NO
            ---------                         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK   PAR VALUE      DATE     NUMBER OF SHARES
--------------   ---------      ----     ----------------
Common stock       $1.00      7/31/99      109,126,978

                         MGIC INVESTMENT CORPORATION
                              TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            June 30, 1999 (Unaudited) and December 31, 1998              3

          Consolidated Statement of Operations for the Three and Six
            Month Periods Ended June 30, 1999 and 1998 (Unaudited)       4

          Consolidated Statement of Cash Flows for the Six Months
            Ended June 30, 1999 and 1998 (Unaudited)                     5

          Notes to Consolidated Financial Statements (Unaudited)        6-8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9-21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    21

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders          22-23

Item 5.   Other Information                                            23-24

Item 6.   Exhibits and Reports on Form 8-K                              24

SIGNATURES                                                              25

INDEX TO EXHIBITS                                                       26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
               June 30, 1999 (Unaudited) and December 31, 1998

                                                       June 30,   December 31,
                                                         1999        1998
                                                       --------   ------------
ASSETS                                               (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                  $2,661,837   $2,602,870
    Equity securities                                     18,728        4,627
    Short-term investments                               142,865      172,209
                                                      ----------   ----------
      Total investment portfolio                       2,823,430    2,779,706

Cash                                                       3,994        4,650
Accrued investment income                                 43,440       41,477
Reinsurance recoverable on loss reserves                  40,450       45,527
Reinsurance recoverable on unearned premiums               6,879        8,756
Home office and equipment, net                            33,688       32,400
Deferred insurance policy acquisition costs               23,105       24,065
Investments in joint ventures                             97,856       75,246
Other assets                                              45,494       38,714
                                                      ----------   ----------
      Total assets                                    $3,118,336   $3,050,541
                                                      ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Loss reserves                                       $  686,634   $  681,274
  Unearned premiums                                      173,500      183,739
  Notes payable (note 2)                                 417,000      442,000
  Other liabilities                                       65,561      102,937
                                                      ----------   ----------
      Total liabilities                                1,342,695    1,409,950
                                                      ----------   ----------
Contingencies (note 3)

Shareholders' equity:
  Common stock, $1 par value, shares authorized
    300,000,000; shares issued 121,110,800;
    shares outstanding, 6/30/99 - 109,077,962;
    1998 - 109,003,032                                   121,111      121,111
  Paid-in surplus                                        215,994      217,022
  Treasury stock (shares at cost, 6/30/99 - 12,032,838;
    1998 - 12,107,768)                                  (479,476)    (482,465)
  Accumulated other comprehensive income - unrealized
    appreciation in investments, net of tax               19,762       94,572
  Retained earnings                                    1,898,250    1,690,351
                                                      ----------   ----------
      Total shareholders' equity                       1,775,641    1,640,591
                                                      ----------   ----------
      Total liabilities and shareholders' equity      $3,118,336   $3,050,541
                                                      ==========   ==========


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
           Three and Six Month Periods Ended June 30, 1999 and 1998
                                  (Unaudited)

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                ------------------     -----------------
                                  1999       1998       1999       1998
                                  ----       ----       ----       ----
                                       (In thousands of dollars,
                                         except per share data)
Revenues:
  Premiums written:
    Direct                      $200,989   $187,733   $389,335   $365,530
    Assumed                        1,166      2,168      1,604      4,137
    Ceded                         (5,781)    (3,238)   (10,554)    (6,517)
                                --------   --------   --------   --------
  Net premiums written           196,374    186,663    380,385    363,150
  (Increase) decrease in
   unearned premiums              (1,608)     2,585      8,362     15,919
                                --------   --------   --------   --------
  Net premiums earned            194,766    189,248    388,747    379,069
  Investment income, net of
    expenses                      38,627     35,325     75,542     69,714
  Realized investment gains, net   1,212        946      3,353     11,241
  Other revenue                   15,326     12,507     28,956     21,968
                                --------   --------   --------   --------
    Total revenues               249,931    238,026    496,598    481,992
                                --------   --------   --------   --------
Losses and expenses:
  Losses incurred, net            30,941     52,514     75,173    111,952
  Underwriting and other
    expenses                      51,949     45,532    105,182     90,690
  Interest expense                 4,644      3,456     10,042      7,086
  Ceding commission                 (565)      (929)      (926)    (1,266)
                                --------   --------   --------   --------
    Total losses and expenses     86,969    100,573    189,471    208,462
                                --------   --------   --------   --------
Income before tax                162,962    137,453    307,127    273,530
Provision for income tax          50,028     42,241     93,775     84,271
                                --------   --------   --------   --------
Net income                      $112,934   $ 95,212   $213,352   $189,259
                                ========   ========   ========   ========
Earnings per share (note 4):
   Basic                        $   1.04   $   0.83   $   1.96   $   1.66
                                ========   ========   ========   ========
   Diluted                      $   1.02   $   0.82   $   1.94   $   1.64
                                ========   ========   ========   ========

Weighted average common shares
  outstanding - diluted (shares
  in thousands, note 4)          110,254    115,713    110,129    115,727
                                ========   ========   ========   ========
Dividends per share             $  0.025   $  0.025   $  0.050   $  0.050
                                ========   ========   ========   ========




See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 1999 and 1998
                                 (Unaudited)
                                                        Six Months Ended
                                                             June 30,
                                                      --------------------
                                                        1999         1998
                                                        ----         ----
                                                    (In thousands of dollars)
Cash flows from operating activities:
  Net income                                          $213,352     $189,259
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                8,180       11,249
      Increase in deferred insurance policy
        acquisition costs                               (7,220)      (9,358)
      Depreciation and amortization                      4,723        3,503
      Increase in accrued investment income             (1,963)      (3,798)
      Decrease in reinsurance recoverable on loss
        reserves                                         5,077        4,304
      Decrease in reinsurance recoverable on unearned
        premiums                                         1,877        2,092
      Increase in loss reserves                          5,360       32,268
      Decrease in unearned premiums                    (10,239)     (18,012)
      Equity earnings in joint venture                  (9,150)      (4,920)
      Other                                               (469)      (8,765)
                                                      --------     --------
Net cash provided by operating activities              209,528      197,822
                                                      --------     --------
Cash flows from investing activities:
  Purchase of equity securities                        (14,101)      (3,886)
  Purchase of fixed maturities                        (662,732)    (503,774)
  Additional investment in joint venture               (13,460)     (15,000)
  Proceeds from sale of equity securities                    -      116,164
  Proceeds from sale or maturity of fixed maturities   490,989      247,210
                                                      --------     --------
Net cash used in investing activities                 (199,304)    (159,286)
                                                      --------     --------
Cash flows from financing activities:
  Dividends paid to shareholders                        (5,453)      (5,705)
  Net (decrease) increase in notes payable             (25,000)       7,500
  Interest payments on notes payable                   (11,265)      (7,342)
  Reissuance of treasury stock                           1,494       12,210
  Repurchase of common stock                                 -      (29,300)
                                                      --------     --------
Net cash used in financing activities                  (40,224)     (22,637)
                                                      --------     --------
Net (decrease) increase in cash and short-term
  investments                                          (30,000)      15,899
Cash and short-term investments at beginning
  of period                                            176,859      119,626
                                                      --------     --------
Cash and short-term investments at end of period      $146,859     $135,525
                                                      ========     ========



See accompanying notes to consolidated financial statements.

          MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1999
                                 (Unaudited)


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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 - Notes payable

    At June 30, 1999, the Company's outstanding balance of the notes payable on the 1997 and 1998 credit facilities were $200 million and $217 million, respectively, which approximated market value. The interest rate on the notes payable varies based on LIBOR and at June 30, 1999 and December 31, 1998 the rate was 5.23% and 5.80%, respectively. The weighted average interest rate on the notes payable for borrowings under the 1997 and 1998 credit agreements was 5.26% per annum for the six months ended June 30, 1999.

    During the first half of 1999, the Company utilized three interest rate swaps each with a notional amount of $100 million to reduce and manage interest rate risk on a portion of the variable rate debt under the credit facilities. With respect to all such transactions, the notional amount of $100 million represents the stated principal balance used as a basis for calculating payments. On the swaps, the Company receives a floating rate based on various floating rate indices and pays fixed rates ranging from 3.74% to 4.13%. Two of the swaps renew monthly and one expires in October 2000. Earnings in the first half of 1999 on the swaps of approximately $1.8 million are netted against interest expense in the Consolidated Statement of Operations.

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

                           Three Months Ended   Six Months Ended
                                June 30,            June 30,
                           ------------------   ----------------
                            1999      1998      1999      1998
                            ----      ----      ----      ----
                                   (Shares in thousands)

Weighted-average shares
  - Basic EPS              109,059   114,144   109,031   114,067
 Common stock equivalents    1,195     1,569     1,098     1,660
                           -------   -------   -------   -------
 Weighted-average shares
  - Diluted EPS            110,254   115,713   110,129   115,727
                           =======   =======   =======   =======

Note 5 - Comprehensive income

     The Company's total comprehensive income, as calculated per Statement of Financial Accounting Standards No. 130,
Reporting Comprehensive Income,  was as follows:

                        Three Months Ended    Six Months Ended
                             June 30,             June 30,
                        ------------------    ----------------
                          1999      1998       1999      1998
                          ----      ----       ----      ----
                                 (In thousands of dollars)

 Net income             $112,934  $ 95,212   $213,352  $189,259
 Other comprehensive
   (loss) gain           (57,594)    4,188    (74,810)   (6,604)
                        --------  --------   --------  --------
    Total comprehensive
      income            $ 55,340  $ 99,400   $138,542  $182,655
                        ========  ========   ========  ========

     The difference between the Company's net income and total comprehensive income for the three and six months ended June
30, 1999 and 1998 is due to the change in unrealized appreciation on investments, net of tax.

Note 6 - New accounting standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Management does not anticipate the adoption of SFAS 133 will have a significant effect on the Company's results of operations or its financial position due to its limited use of derivative instruments. (See note 2.)

Note 7 - Subsequent events

     The Company adopted a Shareholder Rights Plan on July 22, 1999. Under terms of the plan, on August 9, 1999, Common Share Purchase Rights were distributed as a dividend at the rate of one Common Share Purchase Right for each outstanding share of the Company's Common Stock. The "Distribution Date" occurs ten days after an announcement that a person has acquired 15 percent or more of the Company's Common Stock (the date on which such an acquisition occurs is the "Shares Acquisition Date" and a person who makes such an acquisition is an "Acquiring Person"), or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in ownership by a person of 15 percent or more of the Common Stock. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-half of one share of the Company's Common Stock at a Purchase Price of $225 per full share (equivalent to $112.50 for each one-half share), subject to adjustment. If there is an Acquiring Person, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Rights' then-current Purchase Price, a number of shares of Common Stock of the Company (or if after the Shares Acquisition Date, the Company is acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on July 22, 2009, subject to extension. The Rights are redeemable at a price of $.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

  Three  Months Ended June 30, 1999 Compared With Three Months
  Ended June 30, 1998

     Net income for the three months ended June 30, 1999 was $112.9 million, compared to $95.2 million for the same period of 1998, an increase of 19%. Diluted earnings per share for the three months ended June 30, 1999 was $1.02 compared to $0.82 in the same period last year, an increase of 24%. The percentage increase in diluted earnings per share was favorably affected by the lower adjusted shares outstanding at June 30, 1999 as a result of common stock repurchased by the Company during the second half of 1998. See note 4 to the consolidated financial statements. As used in this report, the term "Company" means the Company and its consolidated subsidiaries which do not include joint ventures in which the Company has an equity interest.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended June 30, 1999 was $12.2 billion, compared to $10.7 billion in the same period of 1998. Refinancing activity accounted for 27% of new primary insurance written in the second quarter of 1999, compared to 32% in the second quarter of 1998.

     The $12.2 billion of new primary insurance written during the second quarter of 1999 was offset by the cancellation of $10.2 billion of insurance in force, and resulted in a net increase  of  $2.0  billion  in primary  insurance  in  force, compared to new primary insurance written of $10.7 billion, the cancellation of $11.5 billion, and a net decrease of $0.8 billion in primary insurance in force during the second quarter of 1998. Direct primary insurance in force was $140.2 billion at June 30, 1999 compared to $138.0 billion at December 31, 1998 and $137.5 billion at June 30, 1998. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended June 30, 1999 and June 30, 1998, which was virtually all agency pool insurance, was $177 million and $148 million, respectively. The Company's direct pool risk in force at June 30, 1999 was $1.5 billion compared to $1.1 billion at December 31, 1998 and is expected to increase as a result of outstanding commitments to write additional agency pool insurance.

     Cancellation activity has historically been affected by the level of mortgage interest rates and remained high during the second quarter of 1999 due to favorable mortgage interest rates which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 66.6% at June 30, 1999 from 74.7% at June 30, 1998. However, the number of cancellations decreased during the second quarter resulting in the persistency rate increasing from 65.8% at March 31, 1999. Future cancellation activity could also be affected as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance.

    Net premiums written were $196.4 million during the second quarter of 1999, compared to $186.7 million during the second quarter of 1998. Net premiums earned were $194.8 million for the second quarter of 1999 compared to $189.2 million for the same period in 1998. The increase was primarily a result of a higher percentage of renewal premiums on mortgage loans with deeper coverages.

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

     Mortgages (newly insured during the first half of 1999 or in previous periods) equal to approximately 24% of MGIC's new insurance written during the second quarter of 1999 were subject to captive mortgage reinsurance and similar arrangements compared to 12% during the same period in 1998. Such arrangements entered into during a quarter customarily include loans newly insured in a prior quarter. As a result, the percentages cited above would be lower if only the current quarter's newly insured mortgages subject to such arrangements were included. The percentage of new insurance written subject to captive mortgage reinsurance arrangements is expected to increase during the remainder of 1999 as new transactions are consummated. At June 30, 1999 approximately 10% of MGIC's risk in force was subject to captive reinsurance and similar arrangements compared to 7% at December 31, 1998. In a February 1999 circular letter, the New York Department of Insurance said it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law.

    Investment income for the second quarter of 1999 was $38.6 million, an increase of 9% over the $35.3 million in the second quarter of 1998. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.8 billion for the second quarter of 1999 from $2.4 billion for the second quarter of 1998, an increase of 13%. The portfolio's average pre-tax investment yield was 5.5% for the second quarter of 1999 and 5.8% for the same period in 1998. The portfolio's average after-tax investment yield was 4.7% for the second quarter of 1999 and 4.9% for the same period in 1998. The Company realized gains of $1.2 million during the three months ended June 30, 1999 compared to realized gains of $0.9 million during the same period in 1998 resulting primarily from the sale of fixed maturities in both periods.

     Other revenue was $15.3 million for the second quarter of 1999, compared with $12.5 million for the same period in 1998. The increase is primarily the result of an increase in equity earnings from Credit-Based Asset Servicing and Securitization LLC and Litton Loan Servicing LP
(collectively, "C-BASS"), a joint venture with Enhance Financial Services Group Inc. In accordance with generally accepted accounting principles, each quarter C-BASS is required to estimate the value of its mortgage-related assets and recognize in earnings the resulting net unrealized gains and losses. Including open trades, C-BASS's mortgage-related assets were $682 million at June 30, 1999 and are expected to increase in the future. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and as a result their value for financial statement purposes is estimated by the management of C-BASS.

     Net losses incurred decreased 41% to $30.9 million during the second quarter of 1999 from $52.5 million during the second quarter of 1998. Such decrease was primarily attributed to an increase in the redundancy in prior year loss reserves, a decline in losses paid and notice inventory, continued improvement in California and generally strong economic conditions throughout the country. The redundancy results from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1998. The primary notice inventory declined from 28,165 at March 31, 1999 to 25,573 at June 30, 1999. The pool notice inventory increased from 7,382 at March 31, 1999 to 8,015 at June 30, 1999, attributable to defaults on new agency pool insurance written during 1997 and 1998. At June 30,

1999, 68% of MGIC's insurance in force was written during the preceding fourteen quarters, compared to 63% at June 30, 1998. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

     Underwriting and other expenses increased to $51.9 million in the second quarter of 1999 from $45.5 million in the second quarter of 1998, an increase of 14%. This increase was primarily due to increases associated with contract and field office underwriting expenses.

     Interest expense increased to $4.6 million in the second quarter of 1999 from $3.5 million during the same period in 1998 due to higher outstanding notes payable, the proceeds of which were used to repurchase common stock during the second half of 1998.

     The Company utilized financial derivative transactions during the second quarter of 1999 consisting of interest rate swaps to reduce and manage interest rate risk on its notes payable. During the second quarter of 1999, earnings on such transactions aggregated approximately $1.2 million and were netted against interest expense. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 15.9% for the second quarter of 1999 compared to 27.7% for the second quarter of 1998. The consolidated insurance operations expense and combined ratios were 20.4% and 36.3%, respectively, for the second quarter of 1999 compared to 19.1% and 46.8% for the second quarter of 1998.

     The effective tax rate was 30.7% in the second quarter of 1999 and 1998. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income.

 Six Months Ended June 30, 1999 Compared With Six Months Ended
 June 30, 1998

     Net income for the six months ended June 30, 1999 was $213.4 million, compared to $189.3 million for the same period of 1998, an increase of 13%. Diluted earnings per share for the six months ended June 30, 1999 was $1.94 compared to $1.64 in the same period last year, an increase of 18%. The percentage increase in diluted earnings per share was favorably affected by the lower adjusted shares outstanding at June 30, 1999 as a result of common stock repurchased by the Company during the second half of 1998. See note 4 to the consolidated financial statements.

    The amount of new primary insurance written by MGIC during the six months ended June 30, 1999 was $24.2 billion, compared to $19.2 billion in the same period of 1998. Refinancing activity accounted for 34% of new primary insurance written in both the first half of 1999 and 1998.

     The $24.2 billion of new primary insurance written during the first half of 1999 was offset by the cancellation of $22.0 billion of insurance in force, and resulted in a net increase of $2.2 billion in primary insurance in force, compared to new primary insurance written of $19.2 billion, the cancellation of $20.2 billion, and a net decrease of $1.0 billion in primary insurance in force during the first half of 1998. Direct primary insurance in force was $140.2 billion at June 30, 1999 compared to $138.0 billion at December 31, 1998 and $137.5 billion at June 30, 1998. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the six months ended June 30, 1999 and June 30, 1998, which was virtually all agency pool insurance, was $374 million and $292 million, respectively. The Company's direct pool risk in force at June 30, 1999 was $1.5 billion compared to $1.1 billion at December 31, 1998 and is expected to increase as a result of outstanding commitments to write additional agency pool insurance.

     Cancellation activity has historically been affected by the level of mortgage interest rates and remained high during the first half of 1999 due to favorable mortgage interest rates which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 66.6% at June 30, 1999 from 74.7% at June 30, 1998. However, the number of cancellations decreased during the second quarter resulting in the persistency rate increasing from 65.8% at March 31, 1999. Future cancellation activity could also be affected as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance.

     Net premiums written were $380.4 million during the first half of 1999, compared to $363.2 million during the first half of 1998. Net premiums earned were $388.7 million for the first half of 1999 compared to $379.1 million for the same period in 1998. The increase was primarily a result of a higher percentage of renewal premiums on mortgage loans with deeper coverages.

     For a discussion of certain programs with the GSEs regarding reduced mortgage insurance requirements and for a discussion of proposed capital regulations for the GSEs, see second quarter discussion.

     Mortgages (newly insured during the first half of 1999 or in previous periods) equal to approximately 27% of MGIC's new insurance written during the first half of 1999 were subject to captive mortgage reinsurance and similar arrangements compared to 15% during the same period in 1998. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. The percentage of new insurance written subject to captive mortgage reinsurance arrangements is expected to increase during the remainder of 1999 as new transactions are consummated. At June 30, 1999 approximately 10% of MGIC's risk in force was subject to captive reinsurance and similar arrangements compared to 7% at December 31, 1998. In a February 1999 circular letter, the New York Department of Insurance said it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law.

     Investment income for the first half of 1999 was $75.5 million, an increase of 8% over the $69.7 million in the first half of 1998. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.7 billion for the first half of 1999 from $2.4 billion for the first half of 1998, an increase of 15%. The portfolio's average pre-tax investment yield was 5.5% for the first half of 1999 and 5.8% for the same period in 1998. The portfolio's average after-tax investment yield was 4.7% for the first half of 1999 and 4.9% for the same period in 1998. The Company realized gains of $3.4 million during the six months ended
June 30, 1999 resulting primarily from the sale of fixed maturities compared to realized gains of $11.2 million during the same period in 1998 resulting primarily from the sale of equity securities.

     Other revenue was $29.0 million for the first half of 1999, compared with $22.0 million for the same period in 1998. The increase is primarily the result of an increase in equity earnings from C-BASS, a joint venture with Enhance Financial Services Group Inc. and an increase in contract underwriting revenue. In accordance with generally accepted accounting principles, each quarter C-BASS is required to estimate the value of its mortgage-related assets and recognize in earnings the resulting net unrealized gains and losses. Including open trades, C-BASS's mortgage-related assets were $682 million at June 30, 1999 and are expected to increase in the future. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and as a result their value for financial statement purposes is estimated by the management of C-BASS.

     Net losses incurred decreased 33% to $75.2 million during the first half of 1999 from $112.0 million during the first half of 1998. Such decrease was primarily attributed to an increase in the redundancy in prior year loss reserves, a decline in losses paid and notice inventory, continued improvement in California and generally strong economic conditions throughout the country. The redundancy results from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1998. The primary notice inventory declined from 29,253 at December 31, 1998 to 25,573 at June 30, 1999. The pool notice inventory increased from 6,524 at December 31, 1998 to 8,015 at June 30, 1999, attributable to defaults on new agency pool insurance written during 1997 and 1998. At June 30, 1999, 68% of MGIC's insurance in force was written during the preceding fourteen quarters, compared to 63% at June 30, 1998. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

     Underwriting and other expenses increased to $105.2 million in the first half of 1999 from $90.7 million in the first half of 1998, an increase of 16%. This increase was primarily due to increases associated with contract and field office underwriting expenses.

     Interest expense increased to $10.0 million in the first half of 1999 from $7.1 million during the same period in 1998 due to higher outstanding notes payable, the proceeds of which were used to repurchase common stock during the second half of 1998.

     The Company utilized financial derivative transactions during the first half of 1999 consisting of interest rate swaps to reduce and manage interest rate risk on its notes payable. During the first half of 1999, earnings on such transactions aggregated approximately $1.8 million and were netted against interest expense. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 19.3% for the first half of 1999 compared to 29.5% for the first half of 1998. The consolidated insurance operations expense and combined ratios were 21.6% and 40.9%, respectively, for the first half of 1999 compared to 19.5% and 49.0% for the first half of 1998.

     The effective tax rate was 30.5% in the first half of 1999, compared to 30.8% in the first half of 1998. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The lower effective tax rate in 1999 resulted from a higher percentage of total income before tax being generated from tax-preferenced investments.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of $209.5 million for the six months ended June 30, 1999, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     Consolidated total investments were $2.8 billion at both June 30, 1999 and December 31, 1998. The investment portfolio includes unrealized gains on securities marked to market at June 30, 1999 and December 31, 1998 of $30.4 million and $145.5 million, respectively. As of June 30, 1999, the Company had $142.9 million of short-term investments with maturities of 90 days or less. In addition, at June 30, 1999, based on amortized cost, the Company's total investments, which were primarily comprised of fixed maturities, were approximately 99% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     The Company's investments in C-BASS and Sherman Financial Group LLC ("joint ventures") were $97.9 million in aggregate at June 30, 1999, which includes the Company's share of the joint ventures' earnings since their inception. MGIC had guaranteed one half of a $50 million credit facility for C-BASS that was repaid in July 1999. Sherman Financial Group LLC, another joint venture with Enhance Financial Services Group Inc., is engaged in the business of purchasing, servicing and securitizing delinquent unsecured consumer assets such as credit card loans, Chapter 13 bankruptcy debt, telecommunications receivables, student loans and auto deficiencies. Effective in May 1999, MGIC began guaranteeing one half of a $50 million Sherman credit facility that will expire in December 1999. The Company expects that it will provide additional funding to the joint ventures.

     Consolidated loss reserves increased slightly to $686.6 million at June 30, 1999 from $681.3 million at December 31, 1998 reflecting an increase in the estimated number of loans in default. The primary notice inventory has declined as mentioned earlier, offset by an increase in management's estimate of the number of defaults incurred but not reported. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $10.2 million from $183.7 million at December 31, 1998 to $173.5 million at June 30, 1999, primarily reflecting the continued high level of monthly premium policies written, for which there is no unearned premium. Reinsurance recoverable on unearned premiums decreased $1.9 million to $6.9 million at June 30, 1999 from $8.8 million at December 31, 1998, primarily reflecting the reduction in unearned premiums.

      Consolidated shareholders' equity increased to $1.8 billion at June 30, 1999, from $1.6 billion at December 31, 1998, an increase of 8%. This increase consisted of $213.4 million of net income during the first six months of 1999 and $1.9 million from the reissuance of treasury stock offset by a decrease in net unrealized gains on investments of $74.8 million, net of tax, and dividends declared of $5.5 million.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 11.9:1 at June 30, 1999 compared to 12.9:1 at December 31, 1998. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $737.9 million, net of reinsurance, during the first six months of 1999.

      The   Company's   combined   insurance   risk-to-capital
ratio was 12.8:1 at June 30, 1999, compared to 13.6:1 at December 31, 1998. The decrease was due to the same reasons as described above.

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

    Reductions in the volume of low down payment home mortgage
    ----------------------------------------------------------
originations  may  adversely  affect  the  amount  of  private
--------------------------------------------------------------
mortgage  insurance (PMI) written by the  PMI  industry.   The
--------------------------------------------------------
factors that affect the volume of low down payment mortgage originations include:

      - the level of home mortgage interest rates,

      - the health  of  the  domestic  economy   as  well   as
      conditions in regional and local economies; housing affordability; population trends, including the rate of household formation,

      - the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require PMI, and

      - government housing policy encouraging loans to first-time homebuyers.

     By  selecting alternatives to PMI, lenders and  investors
     ---------------------------------------------------------
may  adversely  affect the amount of PMI written  by  the  PMI
--------------------------------------------------------------
industry.  These alternatives include:
---------

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

     Fannie Mae and Freddie Mac have a material impact on  the
    ----------------------------------------------------------
PMI  industry.  Because Fannie Mae and  Freddie  Mac  are  the
--------------
largest purchasers of low down payment conventional mortgages, the business practices of these GSEs have a direct effect on private mortgage insurers. These practices affect the entire relationship between the GSEs and mortgage insurers and include:

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

     The  Company expects the level of competition within  the
     ---------------------------------------------------------
PMI  industry to remain intense. Competition for PMI  premiums
--------------------------------
occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions in which a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. The level of competition within the PMI industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business at the same time as consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders.

     Changes  in interest rates, house prices and cancellation
     ---------------------------------------------------------
policies  may  materially affect persistency.  In  each  year,
---------------------------------------------
most of MGIC's premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force is an important determinant of revenues. The factors affecting persistency of the insurance in force include:

      - the level of current mortgage interest rates compared to the mortgage coupon rates on the insurance in force, which affects the vulnerability of the insurance in force to refinancings, and

      - mortgage insurance cancellation policies of mortgage investors along with the rate of home price appreciation experienced by the homes underlying the mortgages in the insurance in force.

     The  strong economic climate that has existed  throughout
     ---------------------------------------------------------
the  United States for some time has favorably impacted losses
--------------------------------------------------------------
and  encouraged  competition to assume  default  risk.  Losses
------------------------------------------------------
result from events that adversely affect a borrower's ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A significant deterioration in economic conditions would adversely affect MGIC's losses. The low level of losses that has recently prevailed in the private mortgage insurance industry has encouraged competition to assume default risk through captive reinsurance arrangements, self-insurance, 80-10-10 loans and other means.

    Litigation against mortgage lenders and settlement service
    ----------------------------------------------------------
providers  has  been increasing.  In recent  years,  consumers
--------------------------------
have brought a growing number of lawsuits against home mortgage lenders and settlement service providers seeking monetary damages. The Real Estate Settlement Procedures Act gives home mortgage borrowers the right to bring lawsuits seeking damages of three times the amount of the charge paid for a settlement service involved in a violation of this law. Under rules adopted by the United States Department of Housing and Urban Development, "settlement services" are services provided in connection with settlement of a mortgage loan, including services involving mortgage insurance.

     The  pace  of  change  in the home mortgage  lending  and
     ---------------------------------------------------------
mortgage  insurance  industries will likely  accelerate.   The
--------------------------------------------------------
Company expects the processes involved in home mortgage lending will continue to evolve through greater use of technology. This evolution could effect fundamental changes in the way home mortgages are distributed. Lenders who are regulated depositary institutions could gain expanded insurance powers if financial modernization proposals become law. The capital markets are beginning to emerge as providers of insurance in competition with traditional insurance companies. These trends and others increase the level of uncertainty attendant to the PMI business, demand rapid response to change and place a premium on innovation.

Year 2000  Compliance

     All of the Company's information technology systems ("IT Systems"), including all of its "business critical" IT Systems, have been assessed, reprogrammed, if necessary, and tested for Year 2000 compliance. The Company completed internal testing of all IT Systems for Year 2000 compliance in the second quarter of 1999. All reprogrammed systems have been implemented, i.e., are currently in use at the Company. In order to maintain Year 2000 compliance during the second half of 1999, the Company will be testing all changes which it makes to its systems under Year 2000 conditions.

     Some of the Company's "business critical" IT Systems interface with computer systems of third parties. The Company, Fannie Mae, Freddie Mac and many of these third parties participated in the Mortgage Bankers Association Year 2000 Readiness Test (the "MBA Test"). The MBA Test, conducted during the first half of 1999, was designed to help mortgage industry participants evaluate interaction of their computer systems in a Year 2000 environment. Through the MBA Test and additional independent testing efforts, the Company has completed the Year 2000 readiness evaluation of its key automated interfaces with customers representing more than 90% of the Company's in-force policies.

     All costs incurred through June 1999 for IT Systems for Year 2000 compliance have been expensed and were immaterial.
The costs of the remaining retesting and implementation are expected to be immaterial.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     At June 30, 1999, the Company had no derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 1999, the effective duration of the Company's investment portfolio was 6.0 years. The effect of a 1% increase/decrease in market interest rates would result in a 6.0% decrease/increase in the value of the Company's investment portfolio.

     The Company's borrowings under the credit facilities are subject to interest rates that are variable. Changes in market interest rates would have minimal impact on the value of the notes payable. See note 2 to the consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  The  Annual  Meeting  of Shareholders  of  the
          Company was held on May 6, 1999.

          (b) At the Annual Meeting, the following Directors were elected to the Board of Directors, for a term expiring at the Annual Meeting of Shareholders to be held in 2002 or until a successor is duly elected and qualified:

                Mary K. Bush
                David S. Engelman
                Kenneth M. Jastrow, II
                Daniel P. Kearney
                William H. Lacy

           Directors with continuing terms of office are:

           Term expiring 2000:

                Karl E. Case
                Curt S. Culver
                William A. McIntosh
                Leslie M. Muma
                Peter J. Wallison

           Term expiring 2001:

                James A. Abbott
                James D. Ericson
                Daniel Gross
                Sheldon B. Lubar
                Edward J. Zore

           (c) Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

                (1) Election of five Directors for a term expiring in 2002.

                                                 FOR        WITHHELD
                                                 ---        --------
                     Mary K. Bush            93,267,389      366,860
                     David S. Engelman       93,240,717      393,532
                     Kenneth M.Jastrow, II   93,240,942      393,307
                     Daniel P. Kearney       93,241,922      392,327
                     William H. Lacy         93,232,394      401,855

                (2)  Ratification of the appointment of
                     PricewaterhouseCoopers LLP as independent public accountants for the Company for 1999.

                     For:                                93,423,500
                     Against:                                50,128
                     Abstaining from Voting:                160,621

There were no broker non-votes on any matter.

           (d) Not applicable

ITEM 5.  OTHER INFORMATION

     Under amendments to the Corporation's Bylaws adopted in July 1999, a shareholder who desires to bring business before the Annual Meeting of Shareholders or who desires to nominate directors at the Annual Meeting must satisfy the following requirements:

     - be a shareholder of record entitled to vote at the Annual
       Meeting; and

     - give notice to the Company's Secretary in writing that is received at the Company's principal offices not less than 45 days nor more than 70 days before the first anniversary of the date set forth in the Company's proxy statement for the prior Annual Meeting as the date on which the Company first mailed such proxy materials to shareholders. For the 2000 Annual Meeting, the relevant dates are no later than February 10, 2000 and no earlier than January 16, 2000.

In the case of business other than nominations for directors, the notice must, among other requirements, briefly describe such business, the reasons for conducting the business and any material interest of the shareholder in such business. In the case of director nominations, the notice must, among other requirements, give various information about the nominees, including information that would be required to be included in a proxy statement of the Company had each such nominee been proposed for election by the Board of Directors of the Company.

    Under such amendments to the Bylaws, a Special Meeting may consider only the business included in the notice of meeting sent to shareholders by the Company. Shareholders who desire to call a Special Meeting of Shareholders must be holders of record of shares having at least 10% of the votes entitled to be cast at the Special Meeting and follow procedures specified in the Bylaws, which include the Company's Secretary receiving a written description of the purpose for which the Special Meeting is to be held.

    If a purpose of a Special Meeting is to elect directors, a shareholder who desires to nominate directors at the Special
Meeting must satisfy the following requirements:

    - be a shareholder of record at the time notice of the Special Meeting is given by the Company and be entitled to vote at the Special Meeting; and give notice to the Company's Secretary in writing that is received at the Company's principal offices no earlier than 90 days before the Special Meeting and no later than the later of (i) 60 days before the Special Meeting and (ii) 10 days after the date on which there is a public announcement of the date of the Special Meeting and the nominees for director by the Board of Directors of the Company.

The notice must, among other requirements, give various information about the nominees, including information that would be required to be included in a proxy statement of the Company had each nominee been proposed for election by the Board of Directors of the Company.

     The  Company's  Bylaws  are  filed  as  Exhibit  3.   The
description set forth above is qualified in its entirety by reference to the actual text of the Bylaws.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits  -   The   exhibits   listed   in   the
               accompanying Index to Exhibits are filed as part of this Form 10-Q.

           (b) Reports on Form 8-K - A report on Form 8-K dated July 22, 1999 was filed reporting under
               Item 5 the adoption of a Shareholder Rights Plan.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 12, 1999.






                                  MGIC INVESTMENT CORPORATION







                                  \s\ J. Michael Lauer
                                  -------------------------------
                                  J. Michael Lauer
                                  Executive Vice President and
                                  Chief Financial Officer



                                  \s\ Patrick Sinks
                                  -------------------------------
                                  Patrick Sinks
                                  Vice  President, Controller and
                                  Chief Accounting Officer

                               INDEX TO EXHIBITS
                                    (Item 6)

Exhibit
Number         Description of Exhibit
-------        ----------------------
  3            By-laws, as amended

 10            1991 Stock Incentive Plan, as amended

 11.1          Statement Re Computation of Net Income
               Per Share

 27            Financial Data Schedule