Form 10-Q
period 1999-09-30
MGIC INVESTMENT CORP
filed 1999-11-15
CIK 876437

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  _________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended SEPTEMBER 30, 1999
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
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

        YES     X                          NO
            --------                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK   PAR VALUE      DATE     NUMBER OF SHARES
--------------   ---------      ----     ----------------
Common stock       $1.00      10/31/99      105,707,534

                         MGIC INVESTMENT CORPORATION
                              TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            September 30, 1999 (Unaudited) and December 31, 1998         3

          Consolidated Statement of Operations for the Three and Nine
            Month Periods Ended September 30, 1999 and 1998 (Unaudited)  4

          Consolidated Statement of Cash Flows for the Nine Months
            Ended September 30, 1999 and 1998 (Unaudited)                5

          Notes to Consolidated Financial Statements (Unaudited)        6-8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9-21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    22

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                              23

INDEX TO EXHIBITS                                                       24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
             September 30, 1999 (Unaudited) and December 31, 1998

                                                  September 30,   December 31,
                                                      1999            1998
                                                 --------------   -----------
ASSETS                                             (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                $2,624,203    $2,602,870
    Equity securities                                   18,241         4,627
    Short-term investments                             118,294       172,209
                                                    ----------    ----------
      Total investment portfolio                     2,760,738     2,779,706

Cash                                                     6,766         4,650
Accrued investment income                               41,135        41,477
Reinsurance recoverable on loss reserves                39,467        45,527
Reinsurance recoverable on unearned premiums             6,918         8,756
Home office and equipment, net                          33,270        32,400
Deferred insurance policy acquisition costs             22,625        24,065
Investments in joint ventures                          106,583        75,246
Other assets                                            55,321        38,714
                                                    ----------    ----------
      Total assets                                  $3,072,823    $3,050,541
                                                    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Loss reserves                                     $  673,040    $  681,274
  Unearned premiums                                    181,081       183,739
  Notes payable (note 2)                               411,000       442,000
  Other liabilities                                     88,044       102,937
                                                    ----------    ----------
      Total liabilities                              1,353,165     1,409,950
                                                    ----------    ----------
Contingencies (note 3)

Shareholders' equity:
  Common stock, $1 par value, shares authorized
    300,000,000; shares issued 121,110,800;
    shares outstanding, 9/30/99 - 105,491,534;
    1998 - 109,003,032                                 121,111       121,111
  Paid-in surplus                                      215,505       217,022
  Treasury stock (shares at cost, 9/30/99 - 15,619,266;
    1998 - 12,107,768)                                (627,486)     (482,465)
  Accumulated other comprehensive income - unrealized
    (depreciation) appreciation in investments,
    net of tax                                          (7,904)       94,572
  Retained earnings                                  2,018,432     1,690,351
                                                    ----------    ----------
      Total shareholders' equity                     1,719,658     1,640,591
                                                    ----------    ----------
      Total liabilities and shareholders' equity    $3,072,823    $3,050,541
                                                    ==========    ==========


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
        Three and Nine Month Periods Ended September 30, 1999 and 1998
                                  (Unaudited)

                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                ------------------    -----------------
                                  1999       1998       1999      1998
                                  ----       ----       ----      ----
                                       (In thousands of dollars,
                                         except per share data)
Revenues:
  Premiums written:
    Direct                      $214,997   $192,107   $604,332   $557,637
    Assumed                          308      2,190      1,912      6,327
    Ceded                         (7,723)    (3,730)   (18,277)   (10,247)
                                --------   --------   --------   --------
  Net premiums written           207,582    190,567    587,967    553,717
  (Increase) decrease in
   unearned premiums              (7,540)       499        822     16,418
                                --------   --------   --------   --------
  Net premiums earned            200,042    191,066    588,789    570,135
  Investment income, net of
    expenses                      39,303     36,461    114,845    106,175
  Realized investment gains, net      48      2,639      3,401     13,880
  Other revenue                   10,990     10,708     39,946     32,676
                                --------   --------   --------   --------
    Total revenues               250,383    240,874    746,981    722,866
                                --------   --------   --------   --------
Losses and expenses:
  Losses incurred, net            19,533     51,487     94,706    163,439
  Underwriting and other expenses 48,289     46,498    153,471    137,188
  Interest expense                 4,788      5,308     14,830     12,394
  Ceding commission                 (813)      (839)    (1,739)    (2,105)
                                --------   --------   --------   --------
    Total losses and expenses     71,797    102,454    261,268    310,916
                                --------   --------   --------   --------
Income before tax                178,586    138,420    485,713    411,950
Provision for income tax          55,677     41,928    149,452    126,199
                                --------   --------   --------   --------
Net income                      $122,909   $ 96,492   $336,261   $285,751
                                ========   ========   ========   ========

Earnings per share (note 4):
   Basic                        $   1.13   $   0.87   $   3.09   $   2.52
                                ========   ========   ========   ========
   Diluted                      $   1.11   $   0.86   $   3.06   $   2.49
                                ========   ========   ========   ========
Weighted average common shares
  outstanding - diluted (shares
  in thousands, note 4)          110,261    112,695    109,993    114,728
                                ========   ========   ========   ========
Dividends per share             $  0.025   $  0.025   $  0.075   $  0.075
                                ========   ========   ========   ========


See accompanying notes to consolidated financial statements.

                MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                         1999        1998
                                                         ----        ----
                                                    (In thousands of dollars)
Cash flows from operating activities:
  Net income                                           $336,261    $285,751
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                12,064      16,569
      Increase in deferred insurance policy
        acquisition costs                               (10,624)    (14,078)
      Depreciation and amortization                       8,783       5,470
      Decrease (increase) in accrued investment income      342      (1,988)
      Decrease in reinsurance recoverable on loss
        reserves                                          6,060       5,048
      Decrease in reinsurance recoverable on unearned
        premiums                                          1,838       2,375
      (Decrease) increase in loss reserves               (8,234)     45,432
      Decrease in unearned premiums                      (2,658)    (18,795)
      Equity earnings in joint ventures                 (10,750)     (7,420)
      Other                                              32,500     (12,215)
                                                       --------    --------
Net cash provided by operating activities               365,582     306,149
                                                       --------    --------
Cash flows from investing activities:
  Purchase of equity securities                         (13,770)     (3,886)
  Purchase of fixed maturities                         (928,418)   (689,255)
  Additional investment in joint ventures               (20,587)    (15,926)
  Proceeds from sale of equity securities                     -     116,164
  Proceeds from sale or maturity of fixed maturities    748,264     348,027
                                                       --------    --------
Net cash used in investing activities                  (214,511)   (244,876)
                                                       --------    --------
Cash flows from financing activities:
  Dividends paid to shareholders                         (8,180)     (8,521)
  Net (decrease) increase in notes payable              (31,000)    182,500
  Interest payments on notes payable                    (16,619)    (11,075)
  Reissuance of treasury stock                            2,929      14,220
  Repurchase of common stock                           (150,000)   (231,205)
                                                       --------    --------
Net cash used in financing activities                  (202,870)    (54,081)
                                                       --------    --------
Net (decrease) increase in cash and short-term
  investments                                           (51,799)      7,192
Cash and short-term investments at beginning of period  176,859     119,626
                                                       --------    --------
Cash and short-term investments at end of period       $125,060    $126,818
                                                       ========    ========


See accompanying notes to consolidated financial statements.

        MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1999
                          (Unaudited)


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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

Note 2 - Notes payable

     At September 30, 1999, the Company's outstanding balance of the notes payable on the 1997 and 1998 credit facilities were $200 million and $211 million, respectively, which approximated market value. The interest rate on the notes payable varies based on LIBOR and at September 30, 1999 and December 31, 1998 the rate was 6.13% and 5.80%, respectively. The weighted average interest rate on the notes payable for borrowings under the 1997 and 1998 credit agreements was 5.38% per annum for the nine months ended September 30, 1999. In addition to the 1997 and 1998 credit facilities, the Company entered into a $100 million credit facility in November 1999. Currently, there are no outstanding borrowings under this facility.

     During the nine months ended September 1999, the Company utilized three interest rate swaps each with a notional amount of $100 million to reduce and manage interest rate risk on a portion of the variable rate debt under the credit facilities. With respect to all such transactions, the notional amount of $100 million represents the stated principal balance used as a basis for calculating payments. On the swaps, the Company receives a floating rate based on various floating rate indices and pays fixed rates ranging from 3.93% to 4.13%. Two of the swaps renew monthly and one expires in October 2000. Earnings during the nine months ended September 1999 on the swaps of approximately $3.0 million are netted against interest expense in the Consolidated Statement of Operations.

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

                        Three Months Ended   Nine Months Ended
                           September 30,       September 30,
                        ------------------   -----------------
                          1999     1998        1999     1998
                          ----     ----        ----     ----
                                (Shares in thousands)

Weighted-average shares
  - Basic EPS            108,533  111,417     108,863  113,184
 Common stock equivalents  1,728    1,278       1,130    1,544
                         -------  -------     -------  -------
 Weighted-average shares
  - Diluted EPS          110,261  112,695     109,993  114,728
                         =======  =======     =======  =======

Note 5 - Comprehensive income

     The Company's total comprehensive income, as calculated per Statement of Financial Accounting Standards No. 130,
Reporting Comprehensive Income,  was as follows:

                        Three Months Ended   Nine Months Ended
                            September 30,      September 30,
                        ------------------   -----------------
                           1999     1998        1999     1998
                           ----     ----        ----     ----
                                (In thousands of dollars)

Net income             $122,909  $ 96,492   $336,261  $285,751
Other  comprehensive
  (loss) gain           (27,666)   35,885   (102,476)   29,281
                       --------  --------   --------  --------
   Total comprehensive
     income            $ 95,243  $132,377   $233,785  $315,032
                       ========  ========   ========  ========

     The difference between the Company's net income and total
comprehensive  income  for the three  and  nine  months  ended
September  30,  1999  and  1998  is  due  to   the  change  in
unrealized  appreciation on  investments, net of tax.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

  Three  Months Ended September 30, 1999 Compared  With  Three
  Months Ended September 30, 1998

     Net income for the three months ended September 30, 1999 was $122.9 million, compared to $96.5 million for the same period of 1998, an increase of 27%. Diluted earnings per share for the three months ended September 30, 1999 was $1.11 compared to $0.86 in the same period last year, an increase of 29%. The percentage increase in diluted earnings per share was favorably affected by the lower adjusted shares outstanding at September 30, 1999 as a result of common stock repurchased by the Company during the fourth quarter of 1998 and in September 1999. See note 4 to the consolidated financial statements. As used in this report, the term "Company" means the Company and its consolidated subsidiaries which do not include joint ventures in which the Company has an equity interest.

     The amount of new primary insurance written by Mortgage Guaranty Insurance Corporation ("MGIC") during the three months ended September 30, 1999 was $13.1 billion, compared to $11.8 billion in the same period of 1998. Refinancing activity accounted for 16% of new primary insurance written in the third quarter of 1999, compared to 24% in the third quarter of 1998.

     The $13.1 billion of new primary insurance written during the third quarter of 1999 was offset by the cancellation of $8.2 billion of insurance in force, and resulted in a net increase  of  $4.9  billion  in primary  insurance  in  force, compared to new primary insurance written of $11.8 billion, the cancellation of $11.5 billion, and a net increase of $0.3 billion in primary insurance in force during the third quarter of 1998. New insurance written for the third quarter of 1999 includes $1.9 billion related to a structured transaction. Direct primary insurance in force was $145.1 billion at September 30, 1999 compared to $138.0 billion at December 31, 1998 and $137.8 billion at September 30, 1998. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended September 30, 1999 and September 30, 1998, which was virtually all agency pool insurance, was $125 million and $154 million, respectively. The Company's direct pool risk in force at September 30, 1999 was $1.5 billion compared to $1.1 billion at December 31, 1998 and is expected to increase.

     Cancellation activity has historically been affected by the level of mortgage interest rates. Rising mortgage interest rates resulted in a decrease in cancellations during the third quarter of 1999 and an improvement in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 69.1% at September 30, 1999 from 66.6% at
June 30, 1999. However, due to the high number of cancellations during the fourth quarter of 1998 and first half of 1999, the persistency rate at September 1999 is below the 71.5% persistency rate of a year ago. Future cancellation activity could also be affected as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance.

     New insurance written for adjustable rate mortgages ("ARMs") increased to 20% of new insurance written during the third quarter of 1999 from 9% of new insurance written during the same period in 1998 as a result of higher mortgage interest rates on fixed rate mortgage loans. New insurance written for mortgages with loan-to-value ("LTV") ratios in excess of 90% but not more than 95% ("95%") were 42% of new insurance written during the third quarter of 1999 compared to 33% and 38% in the first and second quarters respectively, as a result of declining refinancing activity during 1999.

     New insurance written for mortgages with LTV ratios in excess of 85% but not more than 90% ("90%") and coverage of 25% was 33% of new insurance written in the third quarter of 1999 compared to 38% for the same period a year ago. New insurance written for 95% LTV ratios and coverage of 30% was 33% in the current quarter compared to 37% in the third quarter of 1998. These decreases are generally the result of changes in mortgage insurance requirements by Fannie Mae and Freddie Mac described below.

     Net premiums written were $207.6 million during the third quarter of 1999, compared to $190.6 million during the third quarter of 1998. Net premiums earned were $200.0 million for the third quarter of 1999 compared to $191.1 million for the same period in 1998. The increase was primarily a result of a higher percentage of renewal premiums on mortgage loans with deeper coverages and the growth in insurance in force from a year ago.

     During the first quarter of 1999, Fannie Mae and Freddie Mac ("GSEs") changed their mortgage insurance requirements for certain mortgages approved by their automated underwriting services. The changes permit lower coverage percentages on these loans than the deeper coverage percentages that went into effect in 1995. MGIC's premium rates vary with the depth of coverage. While lower coverage percentages result in lower premium revenue, lower coverage percentages should also result in lower incurred losses at the same level of claim incidence. MGIC's results could also be affected to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. The GSEs have programs under which a delivery fee is paid to them, with mortgage insurance coverage reduced below the coverage that would be required in the absence of the delivery fee. In partnership with mortgage insurers, the GSEs are also beginning to offer programs under which, on delivery of an insured loan to a GSE, the primary coverage is converted to an initial shallow tier of coverage followed by a second tier that is subject to an overall loss limit and, depending on the program, some compensation may be paid to the GSE for services related to the loans.

     In March 1999, the Office of Federal Housing Enterprise Oversight ("OFHEO") released a proposed risk-based capital stress test for the GSEs. One of the elements of the proposed stress test is that future claim payments made by a private mortgage insurer on GSE loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating is "AAA" are subject to a 10% reduction over the 10-year period of the stress test, while claim payments from a "AA" rated insurer, such as MGIC, are subject to a 20% reduction. The effect of the differentiation among insurers is to require the GSEs to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than "AAA." As a result, if adopted as proposed, there is an incentive for the GSEs to use private mortgage insurance provided by a "AAA" rated insurer. The Company does not believe there should be a reduction in claim payments from private mortgage insurance nor should there be a distinction between "AAA" and "AA" rated private mortgage insurers. The proposed stress test covers many topics in addition to capital credit for private mortgage insurance. The stress test as a whole has been controversial in the home mortgage finance industry and is not expected to become final for some time. The Company cannot predict whether the portion of the stress test discussed above will be adopted in its present form.

      Mortgages (newly insured during the nine months ended September 1999 or in previous periods) equal to approximately 38% of MGIC's new insurance written during the third quarter of 1999 were subject to captive mortgage reinsurance and similar arrangements compared to 14% during the same period in 1998. Such arrangements entered into during a quarter customarily include loans newly insured in a prior quarter. As a result, the percentages cited above would be lower if only the current quarter's newly insured mortgages subject to such arrangements were included. The percentage of new insurance written subject to captive mortgage reinsurance arrangements is expected to increase during the remainder of 1999 as new transactions are consummated. At September 30, 1999 approximately 13% of MGIC's risk in force was subject to captive reinsurance and similar arrangements compared to 7% at December 31, 1998. In a February 1999 circular letter, the New York Department of Insurance said it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law.

     Investment income for the third quarter of 1999 was $39.3 million, an increase of 8% over the $36.5 million in the third quarter of 1998. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.8 billion for the third quarter of 1999 from $2.5 billion for the third quarter of 1998, an increase of 12%. The portfolio's average pre-tax investment yield was 5.5% for the third quarter of 1999 and 5.7% for the same period in 1998. The portfolio's average after-tax investment yield was 4.7% for the third quarter of 1999 and 4.9% for the same period in 1998. The Company's net realized gains were immaterial during the three months ended September 30, 1999 compared to net realized gains of $2.6 million during the same period in 1998 resulting primarily from the sale of fixed maturities.

     Other revenue was $11.0 million for the third quarter of 1999, compared with $10.7 million for the same period in 1998. The increase is primarily the result of an increase in equity earnings from Credit-Based Asset Servicing and Securitization LLC and Litton Loan Servicing LP
(collectively, "C-BASS"), a joint venture with Enhance Financial Services Group Inc., offset by a decrease in contract underwriting revenue. In accordance with generally accepted accounting principles, each quarter C-BASS is required to estimate the value of its mortgage-related assets and recognize in earnings the resulting net unrealized gains and losses. Including open trades, C-BASS's mortgage-related assets were $689 million at September 30, 1999 and are expected to increase in the future. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and as a result their value for financial statement purposes is estimated by the management of C-BASS.

     Net losses incurred decreased 62% to $19.5 million during the third quarter of 1999 from $51.5 million during the third quarter of 1998. Such decrease was primarily attributed to an increase in the redundancy in prior year loss reserves, a decline in losses paid, continued improvement in California and generally strong economic conditions throughout the country. The redundancy results from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1998. The primary notice inventory increased from 25,573 at June 30, 1999 to 27,102 at September 30, 1999. The pool notice inventory increased from 8,015 at June 30, 1999 to 10,030 at September 30, 1999, attributable to defaults on new agency pool insurance written during 1997 and 1998. At September 30, 1999, 62% of MGIC's insurance in force was written during the preceding eleven quarters, compared to 55% at September 30, 1998. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

     Underwriting and other expenses increased to $48.3 million in the third quarter of 1999 from $46.5 million in the third quarter of 1998, an increase of 4%. This increase was primarily due to increases associated with field office underwriting expenses.

     Interest expense decreased to $4.8 million in the third quarter of 1999 from $5.3 million during the same period in 1998 primarily due to a lower weighted average outstanding notes payable balance during the three months ended September 30, 1999 compared to the comparable period in 1998.

     The Company utilized financial derivative transactions during the third quarter of 1999 consisting of interest rate swaps to reduce and manage interest rate risk on its notes payable. During the third quarter of 1999, earnings on such transactions aggregated approximately $1.2 million and were netted against interest expense. See note 2 to the consolidated financial statements.

     The consolidated insurance operations loss ratio was 9.8% for the third quarter of 1999 compared to 26.9% for the third quarter of 1998. The consolidated insurance operations expense and combined ratios were 17.9% and 27.7%, respectively, for the third quarter of 1999 compared to 18.8% and 45.7% for the third quarter of 1998.

     The effective tax rate was 31.2% in the third quarter of 1999, compared to 30.3% in the third quarter of 1998. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1999 resulted from a lower percentage of total income before tax being generated from the tax-preferenced investments.

  Nine Months Ended September 30, 1999 Compared With Nine
  Months Ended September 30, 1998

     Net income for the nine months ended September 30, 1999 was $336.3 million, compared to $285.8 million for the same period of 1998, an increase of 18%. Diluted earnings per share for the nine months ended September 30, 1999 was $3.06 compared to $2.49 in the same period last year, an increase of 23%. The percentage increase in diluted earnings per share was favorably affected by the lower adjusted shares outstanding at September 30, 1999 as a result of common stock repurchased by the Company during the fourth quarter of 1998 and in September 1999. See note 4 to the consolidated financial statements.

    The amount of new primary insurance written by MGIC during the nine months ended September 30, 1999 was $37.2 billion, compared to $31.1 billion in the same period of 1998.
Refinancing activity accounted for 28% of new primary insurance written during the nine months ended September 30, 1999 compared to 30% during the comparable period of 1998.

     The $37.2 billion of new primary insurance written during the nine months ended September 1999 was offset by the cancellation  of  $30.1  billion of insurance  in  force,  and resulted in a net increase of $7.1 billion in primary insurance in force, compared to new primary insurance written of $31.1 billion, the cancellation of $31.8 billion, and a net decrease of $0.7 billion in primary insurance in force during the same period of 1998. Direct primary insurance in force was $145.1 billion at September 30, 1999 compared to $138.0 billion at December 31, 1998 and $137.8 billion at September 30, 1998. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the nine months ended September
30, 1999 and September 30, 1998, which was virtually all agency pool insurance, was $499 million and $446 million, respectively. The Company's direct pool risk in force at September 30, 1999 was $1.5 billion compared to $1.1 billion at December 31, 1998 and is expected to increase.

     Cancellation activity has historically been affected by the level of mortgage interest rates and remained high during the nine months ended September 1999 due to favorable mortgage interest rates which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 69.1% at September 30, 1999 from 71.5% at September 30, 1998. However, the number of cancellations decreased during the second and third quarters resulting in the persistency rate increasing from 65.8% at March 31, 1999. Future cancellation activity could also be affected as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance.

     Net premiums written were $588.0 million during the first nine months of 1999, compared to $553.7 million during the same period of 1998. Net premiums earned were $588.8 million for the nine months ended September 1999 compared to $570.1 million for the same period in 1998. The increase was primarily a result of a higher percentage of renewal premiums on mortgage loans with deeper coverages and the growth in insurance in force from a year ago.

     For  a  discussion  of  certain programs  with  the  GSEs
regarding mortgage insurance and for a discussion of  proposed
capital   regulations  for  the  GSEs,   see   third   quarter
discussion.

      Mortgages (newly insured during the nine months ended September 1999 or in previous periods) equal to approximately 31% of MGIC's new insurance written during the nine months ended September 1999 were subject to captive mortgage reinsurance and similar arrangements compared to 17% during the same period in 1998. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. The percentage of new insurance written subject to captive mortgage reinsurance arrangements is expected to increase during the remainder of 1999 as new transactions are consummated. At September 30, 1999 approximately 13% of MGIC's risk in force was subject to captive reinsurance and similar arrangements compared to 7% at December 31, 1998. In a February 1999 circular letter, the New York Department of Insurance said it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law.

    Investment income for the nine months ended September 1999 was $114.8 million, an increase of 8% over the $106.2 million in the comparable period of 1998. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.7 billion for the nine months ended September 1999 from $2.4 billion for the same period in 1998, an increase of 12%. The portfolio's average pre-tax investment yield was 5.5% for the nine months ended September 1999 and 5.7% for the same period in 1998. The portfolio's average after-tax investment yield was 4.7% for the nine months ended September 1999 and 4.9% for the same period in 1998. The Company realized gains of $3.4 million during the nine months ended September 30, 1999 resulting primarily from the sale of fixed maturities compared to realized gains of $13.9 million during the same period in 1998 resulting primarily from the sale of equity securities.

     Other revenue was $39.9 million for the nine months ended September 1999, compared with $32.7 million for the same period in 1998. The increase is primarily the result of an increase in equity earnings from C-BASS, a joint venture with Enhance Financial Services Group Inc. and an increase in contract underwriting revenue. In accordance with generally accepted accounting principles, each quarter C-BASS is required to estimate the value of its mortgage-related assets and recognize in earnings the resulting net unrealized gains and losses. Including open trades, C-BASS's mortgage-related assets were $689 million at September 30, 1999 and are expected to increase in the future. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and as a result their value for financial statement purposes is estimated by the management of C-BASS.

     Net losses incurred decreased 42% to $94.7 million during the nine months ended September 1999 from $163.4 million during the comparable period in 1998. Such decrease was primarily attributed to an increase in the redundancy in prior year loss reserves, a decline in losses paid, continued improvement in California and generally strong economic conditions throughout the country. The redundancy results from actual claim rates and actual claim amounts being lower than those estimated by the Company when originally establishing the reserve at December 31, 1998. The primary notice inventory declined from 29,253 at December 31, 1998 to 27,102 at September 30, 1999. The pool notice inventory increased from 6,524 at December 31, 1998 to 10,030 at September 30, 1999, attributable to defaults on new agency pool insurance written during 1997 and 1998. At September 30, 1999, 62% of MGIC's insurance in force was written during the preceding eleven quarters, compared to 55% at September 30, 1998. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

     Underwriting and other expenses increased to $153.5 million in the nine months ended September 1999 from $137.2 million in the same period of 1998, an increase of 12%. This increase was primarily due to increases associated with contract and field office underwriting expenses.

     Interest expense increased to $14.8 million in the nine months ended September 1999 from $12.4 million during the same period in 1998 due to a higher weighted average outstanding notes payable balance during the nine months ended September 30, 1999 compared to the comparable period in 1998.

     The Company utilized financial derivative transactions during the nine months ended September 1999 consisting of interest rate swaps to reduce and manage interest rate risk on its notes payable. During the nine months ended September 1999, earnings on such transactions aggregated approximately $3.0 million and were netted against interest expense. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 16.1% for the nine months ended September 1999 compared to 28.7% for the comparable period in 1998. The consolidated insurance operations expense and combined ratios were 20.3% and 36.4%, respectively, for the nine months ended September 1999 compared to 19.2% and 47.9% for the comparable period in 1998.

     The effective tax rate was 30.8% during the nine months ended September 1999, compared to 30.6% for the comparable period in 1998. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 1999 resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of $365.6 million for the nine months ended September 30, 1999, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     Consolidated total investments were $2.8 billion at both September 30, 1999 and December 31, 1998. The investment portfolio includes unrealized losses on securities marked to market at September 30, 1999 of $12.2 million and unrealized gains on securities marked to market at December 31, 1998 of $145.5 million. As of September 30, 1999, the Company had $118.3 million of short-term investments with maturities of 90 days or less. In addition, at September 30, 1999, based on amortized cost, the Company's total investments, which were primarily comprised of fixed maturities, were approximately 99% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     The Company's investments in C-BASS, Sherman Financial Group LLC, and Customers Forever, LLC ("joint ventures") were $106.6 million in aggregate at September 30, 1999, which includes the Company's share of the joint ventures' earnings since their inception. MGIC had guaranteed one half of a $50 million credit facility for C-BASS that was repaid in July 1999. Sherman Financial Group LLC, another joint venture with Enhance Financial Services Group Inc., is engaged in the business of purchasing, servicing and securitizing delinquent unsecured consumer assets such as credit card loans and Chapter 13 bankruptcy debt. MGIC is guaranteeing one half of a $50 million Sherman credit facility that is scheduled to expire in December 1999. Customers Forever, LLC, a joint venture with Marshall & Ilsley Corporation, established in August 1999, is an Internet-focused transaction services
company   dedicated  to  helping  large  residential  mortgage
servicers retain and enhance relationships with their customers nationwide. The Company expects that it will provide additional funding to the joint ventures.

     Consolidated loss reserves decreased to $673.0 million at September 30, 1999 from $681.3 million at December 31, 1998 reflecting a decrease in primary loss reserves partially offset by an increase in pool loss reserves. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

    Consolidated unearned premiums decreased $2.6 million from $183.7 million at December 31, 1998 to $181.1 million at September 30, 1999, primarily reflecting the continued high level of monthly premium policies written, for which there is no unearned premium offset by an increase in unearned premiums for agency pool insurance written. Reinsurance recoverable on unearned premiums decreased $1.9 million to $6.9 million at September 30, 1999 from $8.8 million at December 31, 1998, primarily reflecting the reduction in unearned premiums.

      Consolidated shareholders' equity increased to $1.7 billion at September 30, 1999, from $1.6 billion at December 31, 1998, an increase of 5%. This increase consisted of $336.3 million of net income during the first nine months of 1999 and $3.5 million from the reissuance of treasury stock offset by approximately $150.0 million for the repurchase of approximately 3.6 million shares of the Company's outstanding common stock, a decrease in net unrealized gains on investments of $102.5 million, net of tax, and dividends declared of $8.2 million.

     In  September 1999, the Company repurchased approximately
3.6 million shares of its outstanding common stock from a financial intermediary at a total cost of approximately $150.0 million, subject to a market price adjustment provision. Funds to repurchase the shares were provided from internal sources. The Company's Board of Directors has authorized the repurchase of approximately 2.3 million additional shares. Funds to purchase these shares are expected to be provided by cash flow and bank borrowings.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 12.5:1 at September 30, 1999 compared to 12.9:1 at December 31, 1998. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $1.9 billion, net of reinsurance, during the first nine months of 1999.

      The   Company's   combined   insurance   risk-to-capital
ratio was 13.4:1 at September 30, 1999, compared to 13.6:1 at December 31, 1998. The decrease was due to the same reasons as described above.

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

     Fannie Mae and Freddie Mac have a material impact on  the
     ---------------------------------------------------------
PMI  industry.  Because Fannie Mae and  Freddie  Mac  are  the
--------------
largest purchasers of low down payment conventional mortgages, the business practices of these GSEs have a direct effect on private mortgage insurers. These practices affect the entire relationship between the GSEs and mortgage insurers and include:

    - the level of PMI coverage, subject to the limitations of the GSE's charters when PMI is used as the required credit enhancement on low down payment mortgages,

    - whether   the  GSE  influences  the  mortgage  lender's
      selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

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

    Litigation against mortgage lenders and settlement service
    ----------------------------------------------------------
providers  has  been increasing.  In recent  years,  consumers
--------------------------------
have brought a growing number of lawsuits against home mortgage lenders and settlement service providers seeking monetary damages. There can be no assurance that the Company will not be subject to litigation or that any litigation will not be material. The Real Estate Settlement Procedures Act gives home mortgage borrowers the right to bring lawsuits seeking damages of three times the amount of the charge paid for a settlement service involved in a violation of this law. Under rules adopted by the United States Department of Housing and Urban Development, "settlement services" are services provided in connection with settlement of a mortgage loan, including services involving mortgage insurance.

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

Year 2000  Compliance

     All of the Company's information technology systems ("IT Systems"), including all of its "business critical" IT Systems, have been assessed, reprogrammed, if necessary, and tested for Year 2000 compliance. The Company completed internal testing of all IT Systems for Year 2000 compliance in the third quarter of 1999. All reprogrammed systems have been implemented, i.e., are currently in use at the Company. In order to provide additional assurance that Year 2000 compliance has been maintained, the Company retested critical systems in October 1999 and will exercise control over system changes for the remainder of the year.

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

     All  costs incurred through September 1999 for IT Systems
for   Year  2000  compliance  have  been  expensed  and   were
immaterial.   The costs of the remaining quality  control  and
implementation are expected to be immaterial.

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

     In view of the timing and scope of the MBA Test and other testing, the Company's contingency planning does not include developing special procedures with individual third parties if they are not themselves Year 2000 compliant. If the Company is unable to do business with such third parties electronically, it would seek to do business with them on a paper basis. Without knowing the identity of non-compliant third parties and the amount of transactions occurring between the Company and them, the Company cannot evaluate the effects on its business if it were necessary to substitute paper business processes for electronic business processes with such third parties. Among other effects, Year 2000 non-compliance by such third parties could delay receipt of renewal premiums by the Company or the reporting to the Company of mortgage loan delinquencies and could also affect the amount of the Company's new insurance written.

The  foregoing  statements  are  designated  as  a  Year  2000
Readiness  Disclosure  pursuant to the Year  2000  Information
Readiness Disclosure Act.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
      RISK

     At September 30, 1999, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 1999, the effective duration of the Company's investment portfolio was 6.2 years. The effect of a 1% increase/decrease in market interest rates would result in a 6.2% decrease/increase in the value of the Company's investment portfolio.

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

           (b)Reports on Form 8-K - No reports were filed on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 11, 1999.






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