Form 10-K
period 1999-12-31
MGIC INVESTMENT CORP
filed 2000-03-29
CIK 876437

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number   1-10816
                                                 ---------

                           MGIC Investment Corporation
             (Exact name of registrant as specified in its charter)

               Wisconsin                                  39-1486475
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin          53202
----------------------------------------------------------      ---------------
    (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code     (414) 347-6480
                                                    -------------------

           Securities Registered Pursuant to Section 12(b) of the Act:

               Title of Each Class:        Common Stock, Par Value $1 Per Share
                                           Common Share Purchase Rights

               Name of Each Exchange
               on Which Registered:        New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:

               Title of Class:             None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  _X_    No

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 2000: $4.3 billion.*

____________________
* Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by The Northwestern Mutual Life Insurance Company and by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 1, 2000: 105,778,434.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

                                               Part and Item Number of
                                               Form 10-K Into Which
Document                                       Incorporated
--------                                       ------------

1.  Information from 1999 Annual Report to     Item 1 of Part I
    Shareholders (for Fiscal Year              Items 5 through 8 of Part II
    Ended December 31, 1999)

2.  Proxy Statement for the 2000 Annual        Items 10 through 13 of Part III
    Meeting of Shareholders


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

                                     Part I
                                     ------

Item 1.  Business.
-----------------

A. General

     MGIC Investment Corporation (the "Company") is a holding company which, through its wholly owned subsidiary, Mortgage Guaranty Insurance Corporation ("MGIC"), is the leading provider of private mortgage insurance coverage in the United States to the home mortgage lending industry. Private mortgage insurance covers residential first mortgage loans and expands home ownership opportunities by enabling people to purchase homes with less than 20% down payments. If the home owner defaults, private mortgage insurance reduces and, in some instances, eliminates the loss to the insured institution. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") (Fannie Mae and Freddie Mac are collectively referred to as the "GSEs"). In addition to mortgage insurance on first liens, the Company, through other subsidiaries, insures residential second mortgages and provides lenders with various underwriting and other services and products related to home mortgage lending.

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

     The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans) and primary risk in force (the coverage percentage applied to the unpaid principal balance), for insurance that has been written by MGIC (the "MGIC Book") as of the dates indicated:

                       Primary Insurance and Risk In Force

                                                  December 31,
                               -------------------------------------------------
                                 1999      1998      1997       1996     1995
                                 ----      ----      ----       ----     ----
                                           (In millions of dollars)
Direct Primary
Insurance In Force...........  $147,607  $137,990  $138,497   $131,397  $120,341

Direct Primary
Risk In Force................   $35,623   $32,891   $32,175    $29,308   $25,502


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

     During the first quarter of 1999, the GSEs changed their mortgage insurance requirements for fixed rate and certain other mortgages on owner occupied properties having terms greater than 20 years when the loan is approved by their automated underwriting services. Lenders may deliver these loans to the GSEs with the prior coverage requirements (30% for a 95 and 25% for a 90), or in the case of 95s, with either (i) 25% coverage or (ii) 18% coverage and the payment of a delivery fee to the GSE, and in the case of 90s, with either (i) 17% coverage or (ii) 12% coverage and the payment of a delivery fee to the GSE.

     The following table shows new insurance written during the last three years for 95s with 30% coverage and for 90s with 25% coverage:

          Coverage Categories as a Percentage of New Insurance Written

                                       Year Ended December 31,
           LTV/                 -------------------------------------
         Coverage                1999           1998           1997
       ------------              ----           ----           ----

         95 /30%                 32.0%          33.9%          38.7%
         90 /25%                 34.7%          38.6%          39.1%


The Company expects the percentage of its new insurance written with 95/30% and 90/25% coverage will decline in response to the GSEs changed mortgage insurance requirements.

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

     In partnership with mortgage insurers, the GSEs are also beginning to offer programs under which, on delivery of an insured loan to a GSE, the primary coverage is restructured to an initial shallow tier of coverage followed by a second tier that is subject to an overall loss limit and, depending on the program, some compensation may be paid to the GSE for services. Lenders receive guaranty fee relief from the GSEs on mortgages delivered with these restructured coverages.

     Mortgage insurance coverage cannot be terminated by the insurer, except for non-payment of premium, and remains renewable at the option of the insured lender, generally at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by Freddie Mac or Fannie Mae, a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower's request when the principal balance of the loan is 80% or less of the home's current value.

     Under the federal Homeowners Protection Act (the "HPA") a borrower has the right to stop paying premiums for private mortgage insurance on loans closed after July 28, 1999 secured by a property comprised of one dwelling unit that is the borrower's primary residence when certain LTV ratio thresholds determined by the value of the home at loan origination and other requirements are met. In general, a borrower may stop making mortgage insurance payments when the LTV ratio is scheduled to reach 80% (based on the loan's amortization schedule established at loan origination) if the borrower so requests and if certain requirements relating to the borrower's payment history and the absence of junior liens and a decline in the property's value since origination are satisfied. In addition, a borrower's obligation to make payments for private mortgage insurance generally terminates regardless of whether a borrower so requests when the LTV ratio reaches 78% of the unpaid principal balance of the mortgage and the borrower is (or thereafter becomes) current in his mortgage payments. A borrower's right to stop paying for private mortgage insurance does not apply to lender paid mortgage insurance. The HPA requires that lenders give borrowers certain notices with regard to the cancellation of private mortgage insurance.

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

     When a borrower refinances an MGIC-insured mortgage loan by paying it off in full with the proceeds of a new mortgage, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of MGIC's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of primary risk written with respect to loans representing refinances was 22.3% in 1999 as compared to 25.6% in 1998 and 12.2% in 1997.

     In addition to varying with the coverage percentage, MGIC's premium rates vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account the LTV, the loan type (fixed payment versus non-fixed payment) and mortgage term and, for MGIC's program to insure subprime loans, MGIC's evaluation of the borrower's credit worthiness. Premium rates cannot be changed after the issuance of coverage. Because the Company believes that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, MGIC generally utilizes a nationally based, rather than a regional or local, premium rate policy.

     The borrower's mortgage loan instrument may require the borrower to pay the mortgage insurance premium ("borrower paid mortgage insurance") or there may be no such requirement imposed on the borrower, in which case the premium is paid by the lender, usually through an increase in the note rate on the mortgage ("lender paid mortgage insurance"). Almost all of MGIC's primary insurance and new insurance written is borrower paid mortgage insurance.

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

     During 1999 and 1998, the monthly premium plan represented 95.2% and 93.9%,
respectively,   of  MGIC's  new  insurance  written.  The  annual  premium  plan represented substantially all of the remaining new insurance written.

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

     During the first quarter of 1997, the Company began writing pool insurance generally covering fixed-rate, 30-year mortgage loans delivered to Freddie Mac and Fannie Mae ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool risk written during 1999 was $564 million and was $618 million in 1998. New pool risk written during these years was virtually all agency pool insurance, with the remaining risk written associated with loans insured under state housing finance programs. Net (giving effect to external reinsurance) MGIC Book pool risk in force at December 31, 1999 was $1.4 billion compared to $927 million and $530 million at December 31, 1998 and 1997, respectively.

     In December 1999, a complaint seeking class action status on behalf of a nationwide class of home mortgage borrowers was filed against MGIC in Federal District Court in Augusta, Georgia (the "RESPA Litigation"). The complaint in the RESPA Litigation alleges that MGIC violated the Real Estate Settlement Procedures Act ("RESPA") by providing agency pool insurance and entering into other transactions with lenders that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid for the mortgage insurance that is found to be involved in a violation of RESPA. In February 2000, MGIC answered the complaint and denied liability. There can be no assurance, however, regarding the ultimate outcome of the RESPA Litigation or its effect on the Company. Three other mortgage insurers are also defendants in equivalent lawsuits pending in Federal District Court in Augusta, Georgia.

     In a February 1, 1999 circular addressed to all mortgage guaranty insurers licensed in New York, the New York Department of Insurance ("NYID") advised that "signficantly underpriced" agency pool insurance would violate the provisions of New York insurance law that prohibit mortgage guaranty insurers from providing lenders with inducements to obtain mortgage guaranty business. The NYID circular does not provide standards under which the NYID will evaluate whether agency pool insurance is "significantly underpriced." In response to subsequent inquiries from the NYID, MGIC provided various information about agency pool insurance to the NYID. In a January 31, 2000 letter addressed to all mortgage guaranty insurers licensed in Illinois, the Illinois Department of Insurance advised that providing pool insurance at a "discounted or below market premium" in return for the referral of primary mortgage insurance would violate Illinois law.

     Captive Mortgage Reinsurance. MGIC's products include captive mortgage reinsurance in which an affiliate of a lender reinsures a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. Approximately 32% of MGIC's new insurance written in 1999 was subject to captive mortgage reinsurance and other similar structures compared to approximately 16% in 1998. The complaint in the RESPA Litigation alleges that MGIC pays "inflated" captive mortgage reinsurance premiums in violation of RESPA. In a February 1, 1999 circular addressed to all mortgage insurers licensed in New York, the NYID said that it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law.

     Other Reinsurance. At December 31, 1999, disregarding reinsurance under captive structures, less than 5% of MGIC's insurance in force was reinsured. Reinsuring against possible loan losses does not discharge MGIC from liability to a policyholder; however, the reinsurer agrees to indemnify MGIC for the reinsurer's share of losses incurred.

     Customers

     Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders have historically determined the placement of mortgage insurance and as a result are the customers of MGIC. To obtain primary insurance from MGIC, a mortgage lender must first apply for and receive a mortgage guaranty master policy ("Master Policy") from MGIC. MGIC had approximately 11,000 master policyholders at December 31, 1999 (not including policies issued to branches and affiliates of large lenders). In 1999, MGIC issued coverage on mortgage loans for approximately 4,500 of its master policyholders. MGIC's top 10 customers generated 32.5% of its new insurance written in 1999, compared to 33.7% in 1998 and 27.0% in 1997.

     Sales and Marketing and Competition

     Sales and Marketing. MGIC sells its insurance products through its own employees, located throughout the United States. At December 31, 1999, MGIC had 30 underwriting service centers located in 21 states and in Puerto Rico.

     Competition. MGIC and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration ("VA"). These agencies sponsor government-backed mortgage insurance programs, which during 1999 accounted for approximately 48% (compared to approximately 44% during 1998) of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. See "Regulation, Indirect Regulation" below. In October 1998, the maximum loan amounts that could be insured by the FHA and the VA were increased as a result of legislation that set the limit as a higher percentage of the conforming loan limit than in the past. For 2000, the maximum loan amount for homes with one dwelling unit in "high cost" counties may be as high as $214,849 compared to $208,800 in 1999. President Clinton's fiscal year 2001 budget proposes that the maximum loan amount for homes with one dwelling unit be raised to match the GSEs conforming loan limit ($252,700 in 2000) regardless of the home's location.

     In addition to competition from the FHA and the VA, MGIC and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California, Illinois and New York. From time to time, other state legislatures and agencies consider expansions of the authority of their state governments to insure residential mortgages.

     Private mortgage insurers may also be subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. Fannie Mae and Freddie Mac each have programs under which an up-front delivery fee can be paid to the GSE and primary mortgage insurance coverage is substantially reduced compared to the coverage requirements that would apply in the absence of the program. See "Types of Product--Primary Insurance" above. In October 1998, Freddie Mac's charter was amended (and the amendment immediately repealed) to give Freddie Mac flexibility to use protection against default in addition to private mortgage insurance and the two other types of credit enhancement required by the charter for low down payment mortgages purchased by Freddie Mac. In addition, to the extent up-front delivery fees are not retained by the GSEs to compensate for their assumption of default risk, and are used instead to purchase supplemental coverage from mortgage insurers, the resulting concentration of purchasing power in the hands of the GSEs could increase competition among insurers to provide such coverage.

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

     The private mortgage insurance industry currently consists of eight active mortgage insurers and their affiliates; one of the eight is a joint venture in which a mortgage insurer is one of the joint venturers. For 1995 and subsequent years, MGIC has been the largest private mortgage insurer based on new primary insurance written (with a market share of 24.3% in 1999, 23.1% in 1998 and 26.6% in 1997) and at December 31, 1999, MGIC also had the largest book of direct primary insurance in force.

     The private mortgage insurance industry is highly competitive and, in recent years, the dynamics of industry competition have undergone significant change. The Company believes it competes with other private mortgage insurers principally on the basis of programs involving agency pool insurance, captive mortgage reinsurance and other similar structures involving lenders; the provision of contract underwriting and related fee-based services to lenders; the provision of other products and services that meet lender needs for underwriting risk management, affordable housing, loss mitigation, capital markets and training support; the strength of MGIC's management team and field organization; and the effective use of technology and innovation in the delivery and servicing of MGIC's insurance products. The Company believes MGIC's additional competitive strengths, compared to other private insurers, are its customer relationships, name recognition and reputation.

     The complaint in the RESPA Litigation alleges, among other things, that agency pool insurance, captive mortgage reinsurance and contract underwriting as provided by the Company violate RESPA. Equivalent allegations are made with respect to the other three mortgage insurance company defendants.

     Certain private mortgage insurers compete by offering lower premium rates than other companies, including MGIC, either in general or with respect to particular classes of business. MGIC on a case-by-case basis will adjust premium rates, generally depending on the risk characteristics, loss performance or class of business of the loans to be insured, or the costs associated with doing such business. Currently, the Illinois and California insurance laws do not permit a mortgage insurer licensed in those states (such as MGIC) to insure loans with LTVs in excess of 97 regardless of the location of the property. At least one private mortgage insurer has the capability to write mortgage insurance for such loans through an affiliated company that is not licensed in Illinois or California. Certain other states (including New Jersey and Ohio) do not permit a licensed mortgage insurer to insure loans with LTVs in excess of 97 when property is located in that state. While the capability to provide coverage on loans with LTVs above 97 has not been a significant competitive factor, the private mortgage insurance industry is working collectively to change these provisions so that loans with LTVs in excess of 97 could be insured on a nationwide basis.

     If the risk-based capital stress test for the GSEs proposed in March 1999 by the Office of Federal Housing Enterprise Oversight ("OFHEO") as finally adopted gives more capital credit to mortgage insurance provided by a "AAA"-rated insurer (as discussed under "Regulation--Direct Regulation" below, MGIC's claims-paying ability is rated "AA+"), the availability of "AAA" capacity would likely become a competitive factor among mortgage insurers. See "Management's Discussion and Analysis--Results of Consolidated Operations--1999 Compared to 1998" under Item 7 hereof for additional information about the proposed OFHEO stress test.

     Contract Underwriting and Related Services

     The Company performs contract underwriting services for lenders in which the Company judges whether the data relating to the borrower and the loan contained in the lender's mortgage loan application file comply with the lender's loan underwriting guidelines. The Company also provides an interface to submit such data to the automated underwriting systems of the GSEs, which independently judge the data. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. A material portion of the Company's new insurance written in recent years involved loans for which the Company provided contract underwriting services. The complaint in the RESPA Litigation alleges, among other things, that contract underwriting as provided by the Company violates RESPA.

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

     . Product. The type of mortgage instrument that the borrower selects and the purpose of the loan are important factors in MGIC's analysis of mortgage default risk. MGIC analyzes four general characteristics of the product to quantify this risk evaluation: (i) LTV ratio; (ii) type of loan instrument; (iii) type of property; and (iv) purpose of the loan. In addition to its underwriting guidelines (as referred to below), pricing is MGIC's principal method used to manage these risks. Loans with higher LTV ratios generally have a higher premium, as do instruments such as ARMs with an initial interest period of less than five years and loans with a maturity longer than fifteen years.

     . Mortgage Lender. MGIC evaluates from time to time its major customers and the performance of their business which MGIC has insured.

     The Company believes that the claim incidence for 95s is substantially higher than for 90s or loans with lower LTV ratios; for loans with LTVs of 95.01-97.00 ("97s") is substantially higher than for 95s; for ARMs during a prolonged period of rising interest rates would be substantially higher than for fixed rate loans; for loans in which the original loan amount exceeds the conforming loan limit is higher than for loans where such amount is below the conforming loan limit; and for subprime loans (the volume of which prior to 1999 was insignificant) is substantially higher than for prime loans. MGIC charges higher premium rates for insuring 95s, 97s, ARMs with an initial interest period of less than five years and subprime loans. However, there can be no assurance that such higher rates adequately reflect the increased risk associated with those types of loans, particularly in a period of economic recession.

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

     At December 31, 1999, MGIC's delegated underwriting program involved approximately 606 lenders, including all of MGIC's top twenty customers. Loans insured under MGIC's delegated underwriting program accounted for approximately 35.4% of MGIC's total risk in force at December 31, 1999. The percentage of new risk written by delegated underwriters increased to 38.4% in 1999 from 36.2% in 1998 and was 36.8% in 1997. The performance of loans insured under the delegated underwriting program has been comparable to MGIC's non-delegated business, although performance of that program has not yet been tested in a period of severe economic stress.

     Loans covered under agency pool insurance are not underwritten by MGIC on a loan-by-loan basis. If the loan has primary insurance provided by MGIC, delegated underwriting is used, and if the loan has primary insurance provided by another mortgage insurer or has no primary insurance, the lender underwrites the loan to standards set forth in the agency pool insurance agreement with the lender.

     MGIC also has a reduced document submission program under which it approves a loan for insurance if the borrower satisfies certain minimum criteria for credit scores and debt ratios.

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

     The following table shows the number of primary and pool loans insured in the MGIC Book, the related number of loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                                        Default Statistics for the MGIC Book
                                                                             December 31,
                                         -------------------------------------------------------------------------------
                                             1999            1998            1997             1996             1995
                                             ----            ----            ----             ----             ----

PRIMARY INSURANCE
     Insured loans in force ...            1,370,020       1,320,994       1,342,976        1,299,038        1,219,304
     Loans in default .........               29,761          29,253          28,493           25,034           19,980
     Percentage of loans in default
     (default rate) ...........                2.17%           2.21%           2.12%            1.93%            1.64%

POOL INSURANCE
     Insured loans in force ...            1,181,512         899,063         374,378           19,123           20,427
     Loans in default .........               11,638           6,524           2,174              855            1,053
     Percentage of loans in default
     (default rate) ...........                0.99%           0.73%           0.58%            4.47%            5.15%


     The default rate for primary loans has generally increased due to an increase in the risk profile of loans insured in late 1994 and the first half of 1995 and the continued maturation of MGIC's insurance in force. The number of pool insurance loans in force increased at December 31, 1997, 1998 and 1999 as a result of agency pool insurance writings, and the number of pool insurance loans in default at those dates increased due to the increase in pool insurance in force. The percentage of pool insurance loans in default decreased from 1996 to 1997 as a result of the increase in pool insurance in force and increased from 1997 to 1999 due to the aging of the underlying loans in earlier pools.

     Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book's primary loans in default by MGIC region at the dates indicated:

                 Default Rates for Primary Insurance By Region*

                                    Dec. 31         Dec. 31          Dec. 31
                                     1999            1998             1997
                                     ----            ----             ----
     MGIC REGION:
     New England.............        1.60%           1.78%            1.89%
     Northeast...............        3.02            3.05             3.03
     Mid-Atlantic............        2.19            2.28             2.23
     Southeast...............        2.24            2.23             2.13
     Great Lakes.............        2.09            1.89             1.75
     North Central...........        1.85            1.91             1.72
     South Central...........        2.00            2.00             1.86
     Plains..................        1.40            1.40             1.27
     Pacific.................        2.42            2.73             2.69

        National.............        2.17            2.21%            2.12%

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

     Claim activity is not evenly spread throughout the coverage period of a book of primary business. Relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 1999, 65.5% of the MGIC Book primary insurance in force had been written during 1997, 1998 and 1999, although a portion of such insurance arose from the refinancing of earlier originations.

     In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $18,319 for 1999 as compared to $20,705 in 1998, reflecting the decline in the number of claims paid from certain high cost regions of the country.

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

     Geographic Dispersion

     The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas ("MSAs") for the MGIC Book at December 31, 1999:

                       Dispersion of Primary Risk in Force

          Top 10 States                           Top 10 MSAs
          -------------                           -----------
      1.  California         10.9%           1.   Chicago               4.1%
      2.  Texas               6.6            2.   Los Angeles           3.0
      3.  Illinois            5.4            3.   Boston                2.9
      4.  Michigan            5.4            4.   Washington, DC        2.9
      5.  Florida             5.2            5.   Atlanta               2.6
      6.  Ohio                4.6            6.   Philadelphia          2.1
      7.  New York            4.4            7.   Detroit               2.1
      8.  Pennsylvania        4.3            8.   Houston               1.7
      9.  Georgia             3.3            9.   Phoenix               1.7
     10.  New Jersey          3.2           10.   Dallas                1.6
                            -----                                    ------
               Total         53.3%                   Total             24.7%
                             =====                                     =====


     The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government's definition of an MSA.

     Insurance in Force by Policy Year

     The following table sets forth the dispersion of MGIC's primary insurance in force as of December 31, 1999, by year(s) of policy origination since MGIC began operations in 1985:

                    Primary Insurance In Force by Policy Year

                                    Primary
                                  Insurance in                Percent of
     Policy Year                     Force                      Total
     -----------                     -----                    ----------
                            (In millions of dollars)

     1985-1993                     $ 20,519                    13.9%
     1994                             8,423                     5.7
     1995                             9,630                     6.5
     1996                            12,364                     8.4
     1997                            17,823                    12.1
     1998                            39,406                    26.7
     1999                            39,442                    26.7
                                     ------                    ----

       Total                       $147,607                   100.0%
                                   ========                   ======


     Product Characteristics of Risk in Force

     At December 31, 1999 and 1998, 95.8% and 96.7%, respectively, of MGIC's risk in force was primary insurance and the remaining risk in force was pool insurance. The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.

                    Characteristics of Primary Risk in Force

                                                    December 31,   December 31,
                                                        1999           1998
                                                    ---------------------------

Direct Risk in  Force (Dollars in Millions):.......   $35,623        $32,891

Lender Concentration:
     Top 10 lenders................................     28.4%          26.4%
     Top 20 lenders................................     39.7%          37.3%
LTV(1)
     95s(2) .......................................     49.8%          48.3%
     90s(3)........................................     49.8           51.6
     80s...........................................      0.4            0.1
                                                       ------         ------
         Total.....................................    100.0%         100.0%
                                                       ======         ======
Loan Type:
     Fixed(4)......................................     89.8%          87.6%
     ARM(5)........................................      8.6           10.3
     Balloon(6)....................................      1.5            2.0
     Other.........................................      0.1            0.1
                                                       ------         ------
         Total.....................................    100.0%         100.0%
                                                       ======         ======
Original Insured Loan Amount(7):
     Conforming loan limit and below...............     91.4%          91.0%
     Non-conforming................................      8.6            9.0
                                                       ------         ------
         Total.....................................    100.0%         100.0%
                                                       ======         ======
Mortgage Term:
     15-years and under............................      4.6%           4.4%
     Over 15 years.................................     95.4           95.6
                                                       ------         ------
         Total.....................................    100.0%         100.0%
                                                       ======         ======
Property Type:
     Single-family(8)..............................     94.0%          93.8%
     Condominium...................................      5.7            5.8
     Other(9)......................................      0.3            0.4
                                                       ------         ------
         Total.....................................    100.0%         100.0%
                                                       ======         ======
Occupancy Status:
     Primary residence.............................     97.7%          98.2%
     Second home...................................      1.4            1.2
     Non-owner occupied............................      0.9            0.6
                                                       ------         ------
         Total.....................................    100.0%         100.0%
                                                       ======         ======
--------------------

(1) Loan-to-value represents the ratio (expressed as a percentage) of the dollar amount of the mortgage loan to the value of the property at the time the loan became insured. They are identified as in excess of 90% LTV
     ("95s"); in excess of 80% LTV and up to 90% LTV ("90s"); and equal to or less than 80% LTV ("80s").
(2) Includes 97% LTV loans, which were 4.5% and 3.4%, respectively, of primary risk in force at December 31, 1999 and 1998.
(3) MGIC includes in its classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 1999 and 1998, 2.9% and 3.1%, respectively, of the primary risk in force consisted of these types of loans.
(4) Includes fixed rate mortgages with temporary buydowns (where in effect, the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan) and ARMS in which the initial interest rate is fixed for at least five years.
(5) Includes ARMs where payments adjust fully with interest rate adjustments. Also includes ARMs with negative amortization, which at December 31, 1999 and 1998, represented 1.1% and 1.5%, respectively, of primary risk in force. Does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 1999 and 1998, ARMs with LTVs in excess of 90% represented 7.0% and 7.5%, respectively, of primary risk in force.
(6) Balloon payment mortgages are loans with a maturity, typically five to seven years, that is shorter than the loans' amortization period.
(7) Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual upward adjustment and was $240,000 for 1999 and $227,150 for 1998. Non-conforming loans are loans with an original principal balance above the conforming loan limit.
(8)  Includes  townhouse-style  attached housing with fee simple ownership.
(9)  Includes cooperatives and manufactured homes deemed to be real estate.


C.  The WMAC Book

     In 1985, the Company acquired certain assets and businesses of Wisconsin Mortgage Assurance Corporation ("WMAC") and WMAC's parent, including the MGIC name and offices of WMAC, and hired substantially all of WMAC's employees ("Acquisition"). WMAC retained substantially all of its insurance in force, net of domestic reinsurance (the "WMAC Book" and sometimes in other documents referred to as the "Old Book"). Effective as of the time of the Acquisition, WMAC reinsured 100% of the WMAC Book with several international reinsurers (the "WMAC Reinsurers"). As a result of subsequent transactions, at December 31, 1999, approximately 32.0% of the WMAC Book was reinsured with the WMAC Reinsurers and the remainder was reinsured by MGIC.

     On December 31, 1998, MGIC purchased WMAC from a third party. WMAC's direct primary insurance in force, direct primary risk in force and direct pool risk in force was approximately $2.3 billion, $0.6 billion and $0.4 billion, respectively, at December 31, 1999.

D.  Other Business

     The Company, through subsidiaries, provides various mortgage services for the mortgage finance industry, such as contract underwriting, portfolio retention and secondary marketing of mortgage-related assets. At December 31, 1999, the Company also owned approximately 48% of Credit-Based Asset Servicing and Securitization LLC and Litton Loan Servicing LP (collectively, "C-BASS") and approximately 46% of Sherman Financial Group LLC, joint ventures with Enhance Financial Services Group Inc. and senior management of the joint ventures, and approximately 47% of Customers Forever LLC, a joint venture with Marshall & Ilsley Corporation and senior management of the joint venture. For further information about these joint ventures, see "Management's Discussion and Analysis--Results of Consolidated Operations--1999 Compared to 1998" and Note 8 to the consolidated financial statements of the Company, both of which are included in Exhibit 13 to this Annual Report on Form 10-K. The revenues recognized from these mortgage services operations, other non-insurance services and the joint ventures represented 4.8% of the Company's consolidated revenues in both 1999 and 1998.

     The Company's eMagic.com, LLC subsidiary, launched in January 2000, provides an Internet portal through which mortgage originators can access products and services of wholesalers, investors, and vendors necessary to make a home mortgage loan.

     In  1997,  the  Company,   through  subsidiaries,   began  insuring  second
mortgages, including home equity loans. New insurance written on second mortgages in 1999 was approximately $1.1 billion and was immaterial in 1998.


E.  Investment Portfolio

     Policy and Strategy

     Cash flow from the Company's investment portfolio represented approximately 34% of its total cash flow from operations during 1999. Approximately 82% of the Company's long-term investment portfolio is managed by a subsidiary of The Northwestern Mutual Life Insurance Company, although the Company maintains overall control of investment policy and strategy. The Company maintains direct management of the remainder of its investment portfolio.

     The Company's current policies emphasize preservation of capital, as well as total return. Therefore, the Company's investment portfolio consists almost entirely of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity commensurate with its perceived business outlook and the expected timing, direction and degree of changes in interest rates. The

Company's investment policies in effect at December 31, 1999 limited investments in the securities of a single issuer (other than the U.S. government and its agencies) and generally did not permit purchasing fixed income securities rated below "A."

     At December 31, 1999, based on amortized cost, approximately 98.8% of the Company's total fixed income investment portfolio was invested in securities rated "A" or better, with 64.6% which were rated "AAA" and 26.2% which were rated "AA," in each case by at least one nationally recognized securities rating organization.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.


     Investment Operations

     At December 31, 1999, the consolidated book value (which is equal to market value) of the Company's investment portfolio was approximately $2.8 billion. At December 31, 1999, municipal securities represented 77.0% of the book value of the total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 4.2%, 16.7%, 31.8% and 47.3%, respectively, of the total book value of the Company's investment in debt securities. The Company's net pre-tax investment income was $153.1 million for the year ended December 31, 1999, representing an after-tax yield of 4.9% for the year which was comparable to 1998.

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

     In general, such regulation relates, among other things, to licenses to transact business; policy forms; premium rates; annual and other reports on financial condition; the basis upon which assets and liabilities must be stated; requirements regarding contingency reserves equal to 50% of premiums earned; minimum capital levels and adequacy ratios; reinsurance requirements; limitations on the types of investment instruments which may be held in an investment portfolio; the size of risks and limits on coverage of individual risks which may be insured; deposits of securities; limits on dividends payable; and claims handling. Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a discussion of a February 1, 1999 circular letter from the NYID and a January 31, 2000 letter from the Illinois Department of Insurance, see "The MGIC Book-Types of Product-Pool Insurance" and "-Captive Mortgage Reinsurance." For a description of limits on dividends payable, see
Note 11 to the  consolidated  financial  statements of the Company,  included in
Exhibit 13 to this Annual Report on Form 10-K.

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

     As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. These requirements of Freddie Mac and Fannie Mae are subject to change from time to time. Currently, MGIC is an approved mortgage insurer for both Freddie Mac and Fannie Mae. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements (including as a result of primary mortgage insurance coverage being restructured as described under "The MGIC Book--Types of Product--Primary Insurance"), allows alternative credit enhancement, alters or liberalizes underwriting guidelines on low down payment mortgages they purchase, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected.

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


     Indirect Regulation

     The Company and MGIC are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and VA, and lenders. Private mortgage insurers, including MGIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended to affect competition from government agencies. See "The MGIC Book - Sales and Marketing and Competition - Competition." Proposals are discussed from time to time by Congress and certain federal agencies to reform or modify the FHA and the Government National Mortgage Association, which securitizes mortgages insured by the FHA.

     Subject to certain exceptions, in general, RESPA prohibits any person from giving or receiving any "thing of value" pursuant to an agreement or understanding to refer settlement services. MGIC is a defendant in the RESPA Litigation. See "Item 3--Legal Proceedings."

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


G. Employees

     At December 31, 1999, the Company had 1,114 full- and part-time employees, of whom approximately 60% were assigned to its Milwaukee headquarters and 40% to its field offices. The number of employees given above does not include "on-call" employees. The number of "on-call" employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.

Item 2. Properties.
------------------

     At December 31, 1999, the Company leased office space in various cities throughout the United States under leases expiring between 2000 and 2006 and which required annual rentals of $2.6 million in 1999.

     The   Company   owns   its   headquarters   facility   and  an   additional
office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.

Item 3.  Legal Proceedings.
--------------------------

     The Company is involved in litigation in the ordinary course of business. No pending litigation is expected to have a material adverse affect on the financial position of the Company.

     In addition, MGIC is a defendant in Lambert v. MGIC. This action was commenced on December 17, 1999 with the filing of a complaint in Federal District Court for the Southern District of Georgia seeking class action status on behalf of a nationwide class of home mortgage borrowers. The complaint alleges that MGIC violated the Real Estate Settlement Procedures Act ("RESPA") by providing agency pool insurance and entering into other transactions with lenders (including captive mortgage reinsurance and contract underwriting) that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgment for the mortgage insurance that is found to be involved in a violation of RESPA. The complaint also seeks injunctive relief, including prohibiting MGIC from receiving future premium payments. In February 2000, MGIC answered the complaint and denied liability. There can be no assurance, however, that the ultimate outcome of this litigation will not materially affect the Company. Three other mortgage insurers are also defendants in equivalent lawsuits pending in Federal District Court for the Southern District of Georgia.

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

     None

                               Executive Officers

     Certain information with respect to the Company's executive officers as of March 1, 2000 is set forth below:

Name and Age                                Title
-------------                               -----

Curt S. Culver, 47.............  President and Chief  Executive  Officer of the
                                 Company and MGIC; Director of the Company and MGIC

J. Michael Lauer, 55...........  Executive  Vice President and Chief  Financial
                                 Officer of the Company and MGIC

James S. MacLeod, 52...........  Executive Vice President--Field Operations of
                                 MGIC

Lawrence J. Pierzchalski, 47...  Executive Vice President--Risk Management of
                                 MGIC

Gordon H. Steinbach, 54........  Executive Vice President--Credit Policy of
                                 MGIC

Lou T. Zellner, 49.............  Executive  Vice  President--Corporate
                                 Development  of  MGIC

Jeffrey H. Lane, 50............  Senior Vice  President,  General  Counsel and
                                 Secretary of the Company and MGIC


     Mr. Culver has served as President of the Company since January 1999 and as Chief Executive Officer since January 2000. He has been President of MGIC since May 1996 and was Chief Operating Officer of MGIC from May 1996 until he became Chief Executive Officer in January 1999. Mr. Culver has been a senior officer of MGIC since 1988 having responsibility at various times during his career with MGIC for field operations, marketing and corporate development. From March 1985 to 1988, he held various management positions with MGIC in the areas of marketing and sales.

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

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

          The information set forth in the second to last paragraph under the caption "Management's Discussion and Analysis - Liquidity and Capital Resources" and under the caption "MGIC Stock" in Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference.

Item 6.  Selected Financial Data.
------   -----------------------

          The information set forth in the tables under the caption "Five-Year Summary of Financial Information" in Exhibit 13 to this Annual Report on Form 10-K is hereby incorporated by reference in answer to this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
         Results of Operations.
         ---------------------

          The information set forth under the caption "Management's Discussion and Analysis" in Exhibit 13 to this Annual Report on Form 10-K is hereby incorporated by reference in answer to this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------  ----------------------------------------------------------

          The information set forth in the third to last paragraph under the caption "Management's Discussion and Analysis - Results of Consolidated Operations - 1999 Compared with 1998," in the second paragraph under the caption "Management's Discussion and Analysis Financial Condition" and in Note 5 of the Notes to the consolidated financial statements, all in Exhibit 13 to this Annual Report on Form 10-K, is hereby incorporated by reference in answer to this Item.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

          The consolidated statements of operations, of shareholders' equity and of cash flows for each of the years in the three-year period ended December 31, 1999, and the related consolidated balance sheet of the Company as of December 31, 1999 and 1998, together with the related notes thereto and the report of independent accountants, as well as the unaudited quarterly financial data, all set forth in Exhibit 13 to this Annual Report on Form 10-K, are hereby incorporated by reference in answer to this Item.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

          None.

                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Registrant.
-------  --------------------------------------------------

          The information on the Directors of the Registrant is included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the Executive Officers of the Registrant appears at the end of Part I of this Form 10-K.

Item 11. Executive Compensation.
-------  ----------------------

          This information is included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders (other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission), and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------  --------------------------------------------------------------

          This information is included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

          This information is included in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, and is hereby incorporated by reference.

                                     PART IV
                                     -------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  ----------------------------------------------------------------

          (a)  1.   Financial statements. The financial statements listed in the
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

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------
                              [Item 14(a) 1 and 2]


Consolidated Financial Statements (all contained in Exhibit 13 to this Annual Report on Form 10-K)

Consolidated statement of operations for each of the three years in the period ended December 31, 1999

Consolidated balance sheet at December 31, 1999 and 1998

Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 1999

Consolidated statement of cash flows for each of the three years in the period ended December 31, 1999

Notes to consolidated financial statements

Report of independent accountants



Financial Statement Schedules (all contained immediately following the signature page to this Annual Report on Form 10-K)

Report of independent accountants on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 1999:

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2000.

MGIC INVESTMENT CORPORATION


By   /s/ Curt S. Culver
     Curt S. Culver
     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title
--------------

/s/ Curt S. Culver                      /s/ David S. Engelman
---------------------------------       -------------------------------------
Curt S. Culver                          David S. Engelman, Director
President, Chief Executive Officer
 and Director
                                        /s/ James D. Ericson
                                        -------------------------------------
                                        James D. Ericson, Director

/s/ J. Michael Lauer                    /s/ Daniel Gross
---------------------------------       -------------------------------------
J. Michael Lauer                        Daniel Gross, Director
Executive Vice President and
     Chief Financial Officer            /s/ Kenneth M. Jastrow, II
(Principal Financial Officer)           -------------------------------------
                                        Kenneth M. Jastrow, II, Director

/s/ Patrick Sinks                       /s/ Daniel P. Kearney
---------------------------------       -------------------------------------
Patrick Sinks                           Daniel P. Kearney, Director
Vice President, Controller and
     Chief Accounting Officer           /s/ Sheldon B. Lubar
(Principal Accounting Officer)          -------------------------------------
                                        Sheldon B. Lubar, Director

/s/ James A. Abbott                     /s/ William A. McIntosh
---------------------------------       -------------------------------------
James A. Abbott, Director               William A. McIntosh, Director

/s/ Mary K. Bush                        /s/ Leslie M. Muma
---------------------------------       -------------------------------------
Mary K. Bush, Director                  Leslie M. Muma, Director

/s/ Karl E. Case                        /s/ Edward J. Zore
---------------------------------       -------------------------------------
Karl E. Case, Director                  Edward J. Zore, Director

                     Report of Independent Accountants on
                          Financial Statement Schedules

To the Board of Directors
of MGIC Investment Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 12, 2000 appearing in the 1999 Annual Report to Shareholders of MGIC Investment Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
January 12, 2000

                                               MGIC INVESTMENT CORPORATION

                                          SCHEDULE I - SUMMARY OF INVESTMENTS -
                                        OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                    December 31, 1999
                                                                                                          Amount at
                                                               Amortized              Market           which shown in
             Type of Investment                                   Cost                 Value         the balance sheet
             ------------------                               -------------       --------------    -------------------
                                                                                (In thousands of dollars)
Fixed maturities:
  Bonds:
    United States Government and government
      agencies and authorities                                $    163,663         $    154,806          $    154,806
    States, municipalities and political subdivisions            2,195,031            2,148,904             2,148,904
    Foreign governments                                             13,933               13,973                13,973
    Public utilities                                                55,703               54,373                54,373
    All other corporate bonds                                      304,121              294,506               294,506
                                                              -------------        -------------         -------------
      Total fixed maturities                                     2,732,451            2,666,562             2,666,562

Equity securities:
  Common stocks:
    Banks, trust and insurance companies                             1,333                4,556                 4,556
    Industrial, miscellaneous and all other                         10,870               10,870                10,870
                                                              -------------        -------------         -------------
      Total equity securities                                       12,203               15,426                15,426
                                                              -------------        -------------         -------------

Short-term investments                                             107,746              107,746               107,746
                                                              -------------        -------------         -------------
      Total investments                                       $  2,852,400         $  2,789,734          $  2,789,734
                                                              =============        =============         =============


                                           MGIC INVESTMENT CORPORATION

                               SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                 CONDENSED BALANCE SHEET
                                                   PARENT COMPANY ONLY
                                               December 31, 1999 and 1998

                                                                                    1999                1998
                                                                                    ----                ----
                                                                                    (In thousands of dollars)
ASSETS
------
Investment portfolio, at market value:
   Fixed maturities                                                             $       12,729      $        1,056
   Short-term investments                                                                1,663              21,983
                                                                                ---------------     ---------------
       Total investment portfolio                                                       14,392              23,039

Cash                                                                                         -                   5
Investment in subsidiaries, at equity in net assets                                  2,183,599           2,072,944
Income taxes receivable - affiliates                                                     4,518                 259
Accrued investment income                                                                  209                  27
Other assets                                                                               958                 848
                                                                                ---------------     ---------------
        Total assets                                                            $    2,203,676      $    2,097,122
                                                                                ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
   Notes payable                                                                $      425,000      $      442,000
   Accounts payable - affiliates                                                           682              11,009
   Other liabilities                                                                     2,005               3,522
                                                                                ---------------     ---------------
        Total liabilities                                                              427,687             456,531
                                                                                ---------------     ---------------

Shareholders' equity (note B):
   Common stock, $1 par value, shares authorized
       300,000,000; shares issued 121,110,800;
       outstanding 1999 - 105,798,034; 1998 - 109,003,032                              121,111             121,111
   Paid-in surplus                                                                     211,593             217,022
   Treasury stock (shares at cost, 1999 - 15,312,766;
       1998 - 12,107,768)                                                             (665,707)           (482,465)
   Accumulated other comprehensive income - unrealized (depreciation)
       appreciation in investment portfolio of subsidiaries, net of tax                (40,735)             94,572
   Retained earnings                                                                 2,149,727           1,690,351
                                                                                ---------------     ---------------
       Total shareholders' equity                                                    1,775,989           1,640,591
                                                                                ---------------     ---------------
       Total liabilities and shareholders' equity                               $    2,203,676      $    2,097,122
                                                                                ===============     ===============


                 See accompanying supplementary notes to Parent Company condensed financial statements.

                                               MGIC INVESTMENT CORPORATION

                               SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                            CONDENSED STATEMENT OF OPERATIONS
                                                   PARENT COMPANY ONLY
                                      Years Ended December 31, 1999, 1998 and 1997

                                                                       1999              1998             1997
                                                                       ----              ----             ----
                                                                             (In thousands of dollars)
Revenue:
   Equity in undistributed net income of subsidiaries             $       313,292   $     368,242    $     304,434
   Dividends received from subsidiaries                                   169,650          28,394           22,143
   Investment income, net                                                   1,362           1,117            1,576
   Realized investment (losses) gains, net                                   (216)            334              233
   Other income                                                                 -               9                -
                                                                  ----------------  --------------   --------------
       Total revenue                                                      484,088         398,096          328,386
                                                                  ----------------  --------------   --------------

Expenses:
   Operating expenses                                                         312             180              374
   Interest expense                                                        20,402          18,624            6,080
                                                                  ----------------  --------------   --------------
       Total expenses                                                      20,714          18,804            6,454
                                                                  ----------------  --------------   --------------
Income before tax                                                         463,374         379,292          321,932
Credit for income tax                                                      (6,827)         (6,173)          (1,818)
                                                                  ----------------  --------------   --------------
Net income                                                                470,201         385,465          323,750
                                                                  ----------------  --------------   --------------
Other comprehensive income - unrealized
   investment (losses) gains, net                                        (135,307)         10,587           43,300
                                                                  ----------------  --------------   --------------
Comprehensive income                                              $       334,894   $     396,052    $     367,050
                                                                  ================  ==============   ==============



See  accompanying  supplementary  notes to Parent  Company  condensed  financial statements.

                                               MGIC INVESTMENT CORPORATION

                               SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                            CONDENSED STATEMENT OF CASH FLOWS
                                                   PARENT COMPANY ONLY
                                      Years Ended December 31, 1999, 1998 and 1997

                                                                         1999              1998              1997
                                                                         ----              ----              ----
                                                                                 (in thousands of dollars)
Cash flows from operating activities:
   Net income                                                       $       470,201   $       385,465   $       323,750
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Equity in undistributed net income of subsidiaries              (313,292)         (368,242)         (304,434)
           (Increase) decrease in income taxes receivable                    (4,259)           18,653            (6,824)
           (Increase) decrease in accrued investment income                    (182)              197                36
           (Decrease) increase in accounts payable - affiliates             (10,327)            7,952            (9,299)
           (Decrease) increase in other liabilities                          (1,517)              939             2,583
           (Increase) decrease in other assets                                 (110)             (839)                6
           Other                                                              8,411             8,681             5,679
                                                                    ----------------  ----------------  ----------------
Net cash provided by operating activities                                   148,925            52,806            11,497
                                                                    ----------------  ----------------  ----------------

Cash flows from investing activities:
   Transactions with subsidiaries                                            67,801                 -            (5,000)
   Purchase of fixed maturities                                             (14,448)             (500)           (8,650)
   Sale of fixed maturities                                                   1,843            10,901            17,756
                                                                    ----------------  ----------------  ----------------
Net cash provided by investing activities                                    55,196            10,401             4,106
                                                                    ----------------  ----------------  ----------------

Cash flows from financing activities:
   Dividends paid to shareholders                                           (10,825)          (11,243)          (11,029)
   Net (decrease) increase in notes payable                                 (17,000)          204,500           237,500
   Reissuance of treasury stock                                               3,912             6,953             7,073
   Repurchase of common stock                                              (200,533)         (246,840)         (248,426)
                                                                    ----------------  ----------------  ----------------
Net cash used in financing activities                                      (224,446)          (46,630)          (14,882)
                                                                    ----------------  ----------------  ----------------
Net (decrease) increase in cash and short-term investments                  (20,325)           16,577               721
Cash and short-term investments at beginning of year                         21,988             5,411             4,690
                                                                    ----------------  ----------------  ----------------
Cash and short-term investments at end of year                                1,663            21,988             5,411
                                                                    ================  ================  ================



See accompanying notes to Parent Company condensed financial statements.

                           MGIC INVESTMENT CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               PARENT COMPANY ONLY

                               SUPPLEMENTARY NOTES


Note A

      The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 10 through 23 of the MGIC Investment Corporation 1999 Annual Report to Shareholders.

Note B

      The Company's insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders' surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. As a result of a $150 million special dividend paid by Mortgage Guaranty Insurance Corporation ("MGIC"), the Company's principle insurance subsidiary, MGIC is required to obtain regulatory approval prior to the payment of dividends in 2000. The other insurance subsidiaries of the Company can pay $6.3 million of dividends in 2000 without such regulatory approval.

      Certain of the Company's non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company's ability to pay dividends.

     In 1999, 1998 and 1997, the Company paid dividends of $10.8 million, $11.2 million and $11.0 million, respectively or $.10 per share in 1999 and 1998 and $.095 per share in 1997.

                                               MGIC INVESTMENT CORPORATION

                                                SCHEDULE IV - REINSURANCE

                                           MORTGAGE INSURANCE PREMIUMS EARNED
                                      Years Ended December 31, 1999, 1998 and 1997

                                                                               Assumed                           Percentage
                                                            Ceded to           From                              of Amount
                                           Gross             Other             Other              Net           Assumed to
                                           Amount           Companies         Companies          Amount              Net
                                       --------------    ---------------    -------------     --------------    ------------
                                                                     (In thousands of dollars)
Year ended December 31,
           1999                        $     810,974     $       25,401     $      7,008      $     792,581          0.9%
                                       ==============    ===============    ==============    ==============

           1998                        $     770,775     $       17,161     $      9,670      $     763,284          1.3%
                                       ==============    ===============    ==============    ==============

           1997                        $     712,069     $       15,990     $     12,665      $     708,744          1.8%
                                       ==============    ===============    ==============    ==============

                                INDEX TO EXHIBITS

                                  [Item 14(a)3]

Exhibit
Numbers        Description of Exhibits
-------        -----------------------

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

4.3 Rights Agreement, dated as of July 22, 1999, between MGIC Investment Corporation and Firstar Bank Milwaukee, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common shares(2)

10.1 Common Stock Purchase Agreement between the Company and The Northwestern Mutual Life Insurance Company ("NML"), dated November 30, 1984(3)

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

10.4           Amendment  to Tax  Agreement,  dated as of  August  14,
               1991,  by  and  between  NML,  the  Company,   and  its
               subsidiaries(6)

Exhibit
Numbers        Description of Exhibits
-------        -----------------------

10.5 Amended and Restated Investment Advisory and Servicing Agreement between the Company and Northwestern Mutual Investment Services, Inc. ("NMIS"), dated December 5, 1997.(7) [Northwestern Mutual Investment Services, LLC has succeeded NMIS as a party to such Agreement.]

10.6           MGIC Investment  Corporation  Amended and Restated 1989
               Stock   Option   Plan   (including   forms  of   option
               agreement).(8)

10.7           MGIC Investment Corporation 1991 Stock Incentive Plan.

10.8 Employment Agreement, dated as of January 1, 2000, between Mortgage Guaranty Insurance Corporation and William H. Lacy.

10.9           Two Forms of Stock  Option  Agreement  under 1991 Stock
               Incentive Plan.

10.10 Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.

10.11          Executive Bonus Plan

10.12          Supplemental Executive Retirement Plan (9)

10.13 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(10)

10.14 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(11)

10.15 Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(12)

10.16 Form of MGIC Mortgage Guaranty Master Policy, in effect generally for insurance commitments issued beginning March 1, 1995, including the Master Policy Program Endorsement relating to delegated underwriting.(13)

10.17          Form  of  Key   Executive   Employment   and  Severance
               Agreement

11             Statement re: computation of per share earnings

Exhibit
Numbers        Description of Exhibits
-------        -----------------------

13 Information from the 1999 Annual Report of the Company to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

21             List of Subsidiaries

23             Consent of PricewaterhouseCoopers LLP

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

10.6           MGIC Investment  Corporation  Amended and Restated 1989
               Stock   Option   Plan   (including   forms  of   option
               agreement).

10.7           MGIC Investment Corporation 1991 Stock Incentive Plan.

10.8 Employment Agreement, dated as of January 1, 2000, between Mortgage Guaranty Insurance Corporation and William H. Lacy.

10.9           Two Forms of Stock  Option  Agreement  under 1991 Stock
               Incentive Plan.

10.10 Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.

10.11          Executive Bonus Plan

10.12          Supplemental Executive Retirement Plan.

10.13 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.

10.14 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.15 Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.17          Form  of  Key   Executive   Employment   and  Severance
               Agreement

          The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: the Company's Form S-1 Registration Statement (No. 33-41289), which became effective in August 1991 (the "1991 S-1"); the Company's Annual Reports on Form 10-K for the years ended December 31, 1991, 1993, 1994, 1996, or 1997 (the "1991 10-K," "1993 10-K,"
"1994  10-K,"  "1996  10-K," and "1997  10-K"  respectively);  to the  Company's
Quarterly Reports on Form 10-Q for the Quarters ended June 30, 1994 or 1998 (the "June 30, 1994 10-Q" and "June 30, 1998 10-Q," respectively; or to the Company's registration Statement Form 8-A filed July 27, 1999 (the "8-A")). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

     (1)  Exhibit 3 to the June 30, 1998 10-Q.

     (2)  Exhibit 4.1 to the 8-A.

     (3)  Exhibit 10.1 to the 1991 S-1.

     (4) The Tax Agreement is Exhibit 10.8 to the 1991 S-1 and the amendment thereto is Exhibit 10.21 to the 1991 S-1.

     (5)  Exhibit 10.9 to the 1991 S-1.

     (6)  Exhibit 10.10 to the 1991 10-K.

     (7)  Exhibit 10.5 to the 1997 10-K.

     (8)  Exhibit 10.16 to the 1996 S-1.

     (9)  Exhibit 10.16 to the 1996 10-K.

     (10) Exhibit 10.23 to the 1993 10-K.

     (11) Exhibit 10.24 to the 1993 10-K.

     (12) Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

     (13) Exhibit 10.26 to the 1994 10-K.