Form 10-Q
period 2000-03-31
MGIC INVESTMENT CORP
filed 2000-05-11
CIK 876437

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                __________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended MARCH 31, 2000
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
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

        YES     X                          NO
            --------                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK   PAR VALUE      DATE     NUMBER OF SHARES
--------------   ---------      ----     ----------------
Common stock       $1.00      4/30/00      105,845,068

                       MGIC INVESTMENT CORPORATION
                            TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            March 31, 2000 (Unaudited) and December 31, 1999             3

          Consolidated Statement of Operations for the Three
            Months Ended March 31, 2000 and 1999 (Unaudited)             4

          Consolidated Statement of Cash Flows for the Three Months
            Ended March 31, 2000 and 1999 (Unaudited)                    5

          Notes to Consolidated Financial Statements (Unaudited)        6-8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                             18

Item 6.   Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                              19

INDEX TO EXHIBITS                                                       20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
            March 31, 2000 (Unaudited) and December 31, 1999

                                                      March 31,   December 31,
                                                        2000          1999
                                                    ------------  -----------
ASSETS                                               (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                 $2,770,266    $2,666,562
    Equity securities                                    15,580        15,426
    Short-term investments                              203,156       107,746
                                                     ----------    ----------
      Total investment portfolio                      2,989,002     2,789,734

Cash                                                      8,451         2,322
Accrued investment income                                41,274        46,713
Reinsurance recoverable on loss reserves                 36,180        35,821
Reinsurance recoverable on unearned premiums              7,368         6,630
Home office and equipment, net                           32,458        32,880
Deferred insurance policy acquisition costs              22,020        22,350
Investments in joint ventures                           109,592       101,545
Other assets                                             46,590        66,398
                                                     ----------    ----------
      Total assets                                   $3,292,935    $3,104,393

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Loss reserves                                      $  631,900    $  641,978
  Unearned premiums                                     171,331       181,378
  Notes payable (note 2)                                425,000       425,000
  Other liabilities                                     134,068        80,048
                                                     ----------    ----------
      Total liabilities                               1,362,299     1,328,404
                                                     ----------    ----------
Contingencies (note 3)

Shareholders' equity:
  Common stock, $1 par value, shares authorized
    300,000,000; shares issued 121,110,800;
    shares outstanding, 3/31/00 - 105,841,201;
    1999 - 105,798,034                                  121,111       121,111
  Paid-in surplus                                       209,652       211,593
  Treasury stock (shares at cost, 3/31/00 - 15,269,599
    1999 - 15,312,766)                                 (663,838)     (665,707)
  Accumulated other comprehensive income - unrealized
    depreciation in investments, net of tax             (10,590)      (40,735)
  Retained earnings                                   2,274,301     2,149,727
                                                     ----------    ----------
      Total shareholders' equity                      1,930,636     1,775,989
                                                     ----------    ----------
      Total liabilities and shareholders' equity     $3,292,935    $3,104,393
                                                     ==========    ==========


See accompanying notes to consolidated financial statements.

              MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF OPERATIONS
               Three Months Ended March 31, 2000 and 1999
                               (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                       2000         1999
                                                       ----         ----
                                                   (In thousands of dollars,
                                                     except per share data)
Revenues:
  Premiums written:
    Direct                                           $208,726     $188,346
    Assumed                                               226          438
    Ceded                                              (9,632)      (4,773)
                                                     --------     --------
  Net premiums written                                199,320      184,011
  Decrease in unearned premiums                        10,784        9,970
                                                     --------     --------
  Net premiums earned                                 210,104      193,981
  Investment income, net of expenses                   40,609       36,915
  Realized investment gains, net                            4        2,141
  Other revenue                                        10,456       13,630
                                                     --------     --------
    Total revenues                                    261,173      246,667

Losses and expenses:
  Losses incurred, net                                 22,615       44,232
  Underwriting and other expenses                      47,633       53,233
  Interest expense                                      6,621        5,398
  Ceding commission                                      (625)        (361)
                                                     --------     --------
    Total losses and expenses                          76,244      102,502
                                                     --------     --------
Income before tax                                     184,929      144,165
Provision for income tax                               57,709       43,747
                                                     --------     --------
Net income                                           $127,220     $100,418
                                                     ========     ========

Earnings per share (note 4):
   Basic                                             $   1.20     $   0.92
                                                     ========     ========
   Diluted                                           $   1.19     $   0.91
                                                     ========     ========
Weighted average common shares
  outstanding - diluted (shares in
  thousands, note 4)                                  106,860      109,918
                                                     ========     ========
Dividends per share                                  $  0.025     $  0.025
                                                     ========     ========


See accompanying notes to consolidated financial statements.

              MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
               Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                       2000         1999
                                                       ----         ----
                                                    (In thousands of dollars)
Cash flows from operating activities:
  Net income                                          $127,220     $100,418
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                2,668        3,210
      Increase in deferred insurance policy
        acquisition costs                               (2,338)      (2,730)
      Depreciation and amortization                      1,912        2,151
      Decrease in accrued investment income              5,439        3,261
      (Increase) decrease in reinsurance recoverable
        on loss reserves                                  (359)       2,185
      (Increase) decrease in reinsurance recoverable
        on unearned premiums                              (738)       1,055
      (Decrease) increase in loss reserves             (10,078)       9,034
      Decrease in unearned premiums                    (10,047)     (11,024)
      Equity earnings in joint ventures                 (5,802)      (3,050)
      Other                                             64,412       22,183
                                                      --------     --------
Net cash provided by operating activities              172,289      126,693
                                                      --------     --------
Cash flows from investing activities:
  Purchase of equity securities                        (14,177)         -
  Purchase of fixed maturities                        (441,393)    (397,698)
  Additional investment in joint venture                (2,245)     (11,860)
  Proceeds from sale of equity securities               14,280          -
  Proceeds from sale or maturity of fixed maturities   380,594      290,312
                                                      --------     --------
Net cash used in investing activities                  (62,941)    (119,246)
                                                      --------     --------
Cash flows from financing activities:
  Dividends paid to shareholders                        (2,646)      (2,725)
  Reissuance of treasury stock                           1,061          294
  Repurchase of common stock                            (6,224)         -
                                                      --------     --------
Net cash used in financing activities                   (7,809)      (2,431)
                                                      --------     --------
Net increase in cash and short-term investments        101,539        5,016
Cash and short-term investments at beginning of period 110,068      176,859
                                                      --------     --------
Cash and short-term investments at end of period     $ 211,607     $181,875
                                                      ========     ========


See accompanying notes to consolidated financial statements.

        MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 2000
                        (Unaudited)


Note 1 - Basis of presentation

      The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the "Company") and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for that year.

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

Note 2 - Notes payable

     At March 31, 2000, the Company's outstanding balance of the notes payable on the 1997 and 1998 credit facilities were $200 million and $225 million, respectively, which approximated market value. The interest rate on the notes payable varies based on LIBOR and at March 31, 2000 and December 31, 1999 the rate was 6.23% and 6.17%, respectively. The weighted-average-interest rate on the notes payable for borrowings under the 1997 and 1998 credit agreements was 6.27% per annum for the three months ended March 31, 2000. Currently, there are no outstanding borrowings under the 1999 credit facility.

     During the three months ended March 2000, the Company utilized three interest rate swaps each with a notional amount of $100 million to reduce and manage interest rate risk on a portion of the variable rate debt under the credit facilities. With respect to all such transactions, the notional amount of $100 million represents the stated principal balance used as a basis for calculating payments. On the swaps, the Company receives and pays amounts based on rates that can be fixed or variable depending on the terms negotiated. Two of the swaps renew monthly and one expires in October 2000. Earnings during the three months ended March 2000 on the swaps of approximately $0.2 million are netted against interest expense in the Consolidated Statement of Operations.

Note 3 - Contingencies

     The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position of the Company.

     In addition, on December 17, 1999, a complaint seeking class action status on behalf of a nationwide class of home mortgage borrowers was filed against Mortgage Guaranty Insurance Corporation ("MGIC") in Federal District court in Augusta, Georgia (the "RESPA Litigation"). The complaint in the RESPA Litigation alleged that MGIC violated the Real Estate Settlement Procedures Act ("RESPA") by providing agency pool insurance and entering into other transactions with lenders that were not properly priced, in return for the referral of mortgage insurance. The complaint sought damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid for the mortgage insurance found to be involved in a violation of RESPA. On May 4, 2000, the Court granted MGIC's motion for summary judgment. See Item I - Legal Proceedings in Part II of this quarterly report on 10Q.

Note 4 - Earnings per share

    The Company's basic and diluted earnings per share ("EPS") have been calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS.

                                          Three Months Ended
                                                March 31,
                                         --------------------
                                            2000       1999
                                            ----       ----
                                         (Shares in thousands)

Weighted-average shares - Basic EPS        105,851    109,003
 Common stock equivalents                    1,009        915
                                          --------   --------
 Weighted-average shares - Diluted EPS     106,860    109,918
                                          ========   ========

Note 5 - Comprehensive income

     The Company's total comprehensive income, as calculated per Statement of Financial Accounting Standards No. 130,
Reporting Comprehensive Income, was as follows:

                                         Three Months Ended
                                               March 31,
                                        --------------------
                                           2000       1999
                                           ----       ----
                                      (In thousands of dollars)

 Net income                             $127,220    $100,418
 Other comprehensive gain (loss)          30,145     (17,216)
                                        --------    --------
    Total comprehensive income          $157,365    $ 83,202
                                        ========    ========

     The difference between the Company's net income and total
comprehensive income for the three months ended March 31, 2000
and    1999    is   due   to   the   change   in    unrealized
appreciation/depreciation on investments, net of tax.

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

  Three Months Ended March 31, 2000 Compared With Three Months
  Ended March 31, 1999

     Net income for the three months ended March 31, 2000 was $127.2 million, compared to $100.4 million for the same period of 1999, an increase of 27%. Diluted earnings per share for the three months ended March 31, 2000 was $1.19 compared with $0.91 in the same period last year, an increase of 31%. The 1999 first quarter diluted earnings per share included $0.01 for realized gains. The percentage increase in diluted earnings per share was favorably affected by the lower adjusted shares outstanding at March 31, 2000 as a result of common stock repurchased by the Company during the third quarter of 1999. See note 4 to the consolidated financial statements. As used in this report, the term "Company" means the Company and its consolidated subsidiaries which do not include joint ventures in which the Company has an equity interest.

    The amount of new primary insurance written by MGIC during the three months ended March 31, 2000 was $7.4 billion, compared to $12.0 billion in the same period of 1999. The decline in new primary insurance written principally reflected the decline in refinancing activity, which accounted for 15% of new primary insurance written in the first quarter of 2000, compared to 40% in the first quarter of 1999.

     The $7.4 billion of new primary insurance written during the first quarter of 2000 was offset by the cancellation of $6.5 billion of insurance in force, and resulted in a net increase  of  $0.9  billion  in primary  insurance  in  force, compared to new primary insurance written of $12.0 billion, the cancellation of $11.8 billion and a net increase of $0.2 billion in primary insurance in force during the first quarter of 1999. Direct primary insurance in force was $148.5 billion at March 31, 2000 compared to $147.6 billion at December 31, 1999 and $138.2 billion at March 31, 1999. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended March 31, 2000 and March 31, 1999, which was virtually all agency pool insurance, was $86 million and $197 million, respectively. The Company's direct pool risk in force at March 31, 2000 and December 31, 1999 was $1.6 billion.

     Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations continued to decrease during the first quarter of 2000 compared to the cancellation levels of 1999 due to the higher mortgage interest rate environment which resulted in an increase in the MGIC persistency rate
(percentage of insurance remaining in force from one year prior) to 76.8% at March 31, 2000 from 72.9% at December 31, 1999 and 65.8% at March 31, 1999. Future cancellation activity could be somewhat higher than it otherwise would have been as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance.

Cancellation activity could also increase as more of the Company's insurance in force is represented by subprime loans, which the Company anticipates will have materially lower persistency than the Company's prime business.

     New insurance written for adjustable rate mortgages ("ARMs") increased to 11% of new insurance written during the first quarter of 2000 from 4% of new insurance written during the same period in 1999 as a result of higher mortgage interest rates on fixed rate mortgage loans. New insurance written for mortgages with loan-to-value ("LTV") ratios in excess of 90% but not more than 95% ("95s") were 41% of new insurance written during the first quarter of 2000 compared to 33% in the first quarter a year ago, as a result of declining refinancing activity during the first quarter of 2000.

      Principally as a result of changes in coverage requirements by Fannie Mae and Freddie Mac ("GSEs") (described below), new insurance written for mortgages with reduced coverage (coverage of 17% for 90s (mortgages with LTV ratios in excess of 85% but not more than 90%) and coverage of 25%
for  95s)  increased to 12% of new insurance  written  in  the first quarter of 2000 compared to 2% a year ago. New insurance written for mortgages with deep coverage (coverage of 25% for 90s and coverage of 30% for 95s) declined to 64% of new insurance written in the first quarter of 2000 compared to 69% a year ago.

     New insurance written for subprime mortgages (in general, mortgages that would not meet the standard underwriting guidelines of the GSEs for prime mortgages due to credit quality, documentation, or other factors, such as in a refinance transaction exceeding a specified increase in the amount of the mortgage debt due to cash being paid to the borrower) was 6% of new insurance written during the first quarter of 2000 compared to 3% for the same period a year ago and is expected to increase in the second quarter. The Company expects that subprime loans will have delinquency and default rates in excess of those on the Company's prime business. While the Company believes it has priced its subprime business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business. During the second quarter, the Company announced that it would begin to insure mortgages with LTVs of up to 100%.

    Net premiums written increased 8% to $199.3 million during the first quarter of 2000, from $184.0 million during the first quarter of 1999. Net premiums earned increased 8% to $210.1 million for the first quarter of 2000 from $194.0 million for the same period in 1999. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on mortgage loans with deeper coverages offset by an increase in ceded premiums to $9.6 million in the first quarter of 2000 compared to $4.8 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

     During the first quarter of 1999, the GSEs changed their mortgage insurance requirements for certain mortgages approved by their automated underwriting services. The changes permit lower coverage percentages on these loans than the deeper coverage percentages that went into effect in 1995. MGIC's premium rates vary with the depth of coverage. While lower coverage percentages result in lower premium revenue, lower coverage percentages should also result in lower incurred losses at the same level of claim incidence. MGIC's results could also be affected to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. The GSEs have programs under which a delivery fee is paid to them, with mortgage insurance coverage reduced below the coverage that would be required in the absence of the delivery fee.

     In partnership with mortgage insurers, the GSEs are also beginning to offer programs under which, on delivery of an insured loan to a GSE, the primary coverage is restructured to an initial shallow tier of coverage followed by a second tier that is subject to an overall loss limit and, depending on the program, some compensation may be paid to the GSE for services. Because lenders receive guaranty fee relief from the GSE's on mortgages delivered with these restructured coverages, participation in these programs is competitively significant to mortgage insurers.

     In March 1999, the Office of Federal Housing Enterprise Oversight ("OFHEO") released a proposed risk-based capital stress test for the GSEs. One of the elements of the proposed stress test is that future claim payments made by a private mortgage insurer on GSE loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating is "AAA" are subject to a 10% reduction over the 10-year period of the stress test, while claim payments from a "AA" rated insurer, such as MGIC, are subject to a 20% reduction. The effect of the differentiation among insurers is to require the GSEs to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than "AAA." As a result, if adopted as proposed, there is an incentive for the GSEs to use private mortgage insurance provided by a "AAA" rated insurer. The Company does not believe there should be a reduction in claim payments from private mortgage insurance nor should there be a distinction between "AAA" and "AA" rated private mortgage insurers. The proposed stress test covers many topics in addition to capital credit for private mortgage insurance and is not expected to become final for some time. If the stress test ultimately gives the GSE's an incentive to use 'AAA' mortgage insurance, MGIC may need 'AAA' capacity, which in turn would entail using capital to support such a facility as well as additional expenses. The Company cannot predict whether the portion of the stress test discussed above will be adopted in its present form.

      Mortgages (newly insured during the three months ended March 31, 2000 or in previous periods) equal to approximately 34% of MGIC's new insurance written during the first quarter of 2000 were subject to captive mortgage reinsurance and similar arrangements compared to 31% during the same period in 1999. Such arrangements entered into during a reporting period  customarily  include loans newly insured  in  a  prior reporting  period.  As a result, the percentages  cited  above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. At March 31, 2000, approximately 16% of MGIC's risk in force was subject to captive reinsurance and similar arrangements compared to 15% at December 31, 1999. In a February 1999 circular letter, the New York Department of Insurance said it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law. The complaint in the RESPA Litigation alleged that MGIC pays "inflated" captive mortgage reinsurance premiums in violation of RESPA. See note 3 of the notes to the consolidated financial statements and Item 1 of Part II of this quarterly report on 10Q.

     Investment income for the first quarter of 2000 was $40.6 million, an increase of 10% over the $36.9 million in the first quarter of 1999. This increase was primarily the result of an increase in the amortized cost of average invested assets to $2.9 billion for the first quarter of 2000 from $2.7 billion for the first quarter of 1999, an increase of 9%. The portfolio's average pre-tax investment yield was 5.8% for the first quarter of 2000 and 5.5% for the same period in 1999. The portfolio's average after-tax investment yield was 4.9% for the first quarter of 2000 and 4.7% for the same period in 1999. The Company's net realized gains were immaterial during the three months ended March 31, 2000 compared to net realized gains of $2.1 million during the same period in 1999 resulting primarily from the sale of fixed maturities.

     Other revenue, which is composed of various components, was $10.5 million for the first quarter of 2000, compared with $13.6 million for the same period in 1999. The decrease is primarily the result of a decrease in contract underwriting revenue, the expiration in December 1999 of a contract with a government agency for premium reconciliation services and equity losses from Customers Forever LLC ("Customers Forever"), a joint venture with Marshall & Ilsley Corporation consummated in the third quarter of 1999, partially offset by an increase in equity earnings from Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and a decrease in equity losses from Sherman Financial Group LLC ("Sherman"), both joint ventures with Enhance Financial Services Group Inc. ("Enhance").

      In accordance with generally accepted accounting principles, each quarter C-BASS is required to estimate the value of its mortgage-related assets and recognize in earnings the resulting net unrealized gains and losses. Including open trades, C-BASS's mortgage-related assets were $913 million at March 31, 2000 and are expected to increase in the future. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS. Market value adjustments could impact the Company's share of C-BASS's results of operations.

    A substantial portion of Sherman's consolidated assets are investments in receivable portfolios that do not have readily ascertainable market values and, as a result, their value for financial statements purposes is estimated by the management of Sherman. Market value adjustments could impact the Company's share of Sherman's results of operations.

     Net losses incurred decreased 49% to $22.6 million during the first quarter of 2000 from $44.2 million during the same period in 1999. The decline from a year ago was primarily due to generally strong economic conditions, continued improvement in the California real estate market and the Company's claims mitigation efforts. The primary notice inventory decreased from 29,761 at December 31, 1999 to 28,250 at March 31, 2000.
The pool notice inventory increased from 11,638 at December 31, 1999 to 12,047 at March 31, 2000.

     At March 31, 2000, 68% of MGIC's insurance in force was written during the preceding thirteen quarters, compared to 64% at March 31, 1999. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from the historical pattern of other loans.

    Underwriting and other expenses decreased to $47.6 million in the first quarter of 2000 from $53.2 million in the same period of 1999, a decrease of 11%. This decrease was primarily due to decreases in contract underwriting and the expiration of the government agency contract for premium reconciliation services previously discussed.

     Interest expense increased to $6.6 million in the first quarter of 2000 from $5.4 million during the same period in 1999 primarily due to a higher weighted-average-interest rate on the notes payable balance and lower earnings on interest rate swap transactions (discussed below) during the three months ended March 31, 2000 compared to the comparable period in 1999.

     The Company utilized financial derivative transactions during the first quarter of 2000 and 1999 consisting of interest rate swaps to reduce and manage interest rate risk on its notes payable. During the first quarter of 2000, earnings on such transactions aggregated approximately $0.2 million compared to $0.6 million a year ago and were netted against interest expense. See note 2 to the consolidated financial statements.

    The consolidated insurance operations loss ratio was 10.8% for the first quarter of 2000 compared to 22.8% for the first quarter of 1999. The consolidated insurance operations expense and combined ratios were 20.3% and 31.1%, respectively, for the first quarter of 2000 compared to 22.9% and 45.7% for the first quarter of 1999.

     The effective tax rate was 31.2% in the first quarter of 2000, compared to 30.3% in the first quarter of 1999. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 2000 resulted from a lower percentage of total income before tax being generated from the tax-preferenced investments.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of $172.3 million for the three months ended March 31, 2000, as shown on the Consolidated Statement of Cash Flows. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     Consolidated total investments were $3.0 billion at March 31, 2000, compared to $2.8 billion at December 31, 1999, an increase of 7%. The investment portfolio includes unrealized losses on securities marked to market of $17.5 million and $62.7 million at March 31, 2000 and December 31, 1999, respectively. As of March 31, 2000, the Company had $203.2 million of short-term investments with maturities of 90 days or less. In addition, at March 31, 2000, based on amortized cost, the Company's fixed income securities, were approximately 99% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years. At March 31, 2000, the Company's investment in preferred stock, which is classified as fixed maturities, was $45.2 million compared to $0 at December 31, 1999.

    The Company's investments in C-BASS, Sherman and Customers Forever ("joint ventures") increased $8.1 million from $101.5 million at December 31, 1999 to $109.6 million at March 31, 2000 as a result of additional investments of $2.3 million and equity earnings of $5.8 million. On April 28, 2000, the Company invested an additional $11.3 million in Sherman. MGIC is guaranteeing one half of a $50 million credit facility for Sherman that is scheduled to expire in December 2000. The Company expects that it will provide additional funding to the joint ventures.

     Consolidated loss reserves decreased to $631.9 million at March 31, 2000 from $642.0 million at December 31, 1999 reflecting a decrease in the primary insurance notice inventory partially offset by an increase in the pool insurance notice inventory which were discussed earlier. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $10.1 million from $181.4 million at December 31, 1999 to $171.3 million at March 31, 2000, primarily reflecting the continued high level of monthly premium policies written (for which there is no unearned premium). Reinsurance recoverable on unearned premiums increased $0.8 million to $7.4 million at March 31, 2000 from $6.6 million at December 31, 1999, primarily reflecting the increase in captive mortgage reinsurance partially offset by the reduction in unearned premiums.

      Consolidated shareholders' equity increased to $1.9 billion at March 31, 2000, from $1.8 billion at December 31, 1999, an increase of 9%. This increase consisted of $127.2 million of net income during the first three months of 2000, net unrealized gains on investments of $30.1 million, net of tax, and $6.1 million from the reissuance of treasury stock offset by approximately $6.2 million for the repurchase of the Company's outstanding common stock and dividends declared of $2.6 million.

     During the first quarter of 2000, the Company repurchased approximately 143,000 shares of its outstanding common stock at a total cost of approximately $6.2 million. Funds to repurchase the shares were primarily provided by cash flow and bank borrowings. The Company cannot predict whether it will repurchase additional shares in 2000.

    MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 11.4:1 at March 31, 2000 compared to 11.9:1 at December 31, 1999. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $0.5 billion, net of reinsurance, during the first three months of 2000.

    The Company's combined insurance risk-to-capital ratio was
12.3:1  at March 31, 2000, compared to 12.9:1 at December  31,
1999.   The  decrease was due to the same reasons as described
above.

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

    Reductions in the volume of low down payment home mortgage
    ----------------------------------------------------------
originations  may  adversely  affect  the  amount  of  private
--------------------------------------------------------------
mortgage  insurance (PMI) written by the  PMI  industry.   The
--------------------------------------------------------
factors that affect the volume of low down payment mortgage originations include:

    - the level of home mortgage interest rates,

    - the health of the domestic economy as well as conditions in regional and local economies,

    - housing affordability,

    - population trends, including the rate of household formation,

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

     Fannie Mae and Freddie Mac have a material impact on the
     --------------------------------------------------------
PMI industry.   Because Fannie Mae and Freddie  Mac  are  the
-------------
largest purchasers of low down payment conventional mortgages, the business practices of these GSEs have a direct effect on private mortgage insurers. These practices affect the entire relationship between the GSEs and mortgage insurers and include:

    - the level of PMI coverage, subject to the limitations of the GSEs'charters when PMI is used as the required credit enhancement on low down payment mortgages,

    - whether the GSE influences the mortgage lender's selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

    - whether a GSE will give mortgage lenders an incentive to select a mortgage insurer which has a "AAA" claims-paying ability rating to benefit from the lower capital required of the GSE under OFHEO's proposed stress test when a mortgage is insured by a "AAA" company,

    - the underwriting standards that determine what loans are eligible for purchase by the GSEs, which thereby affect the quality of the risk insured by the mortgage insurer, as well as the availability of mortgage loans,

    - the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and

    - the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent.

     The  Company expects the level of competition within  the
     ---------------------------------------------------------
PMI industry to remain intense.  Competition for PMI  premiums
-------------------------------
occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions in which a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. The level of competition within the PMI industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business at the same time as consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders.

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

     The  strong economic climate that has existed  throughout
     ---------------------------------------------------------
the  United States for some time has favorably impacted losses
--------------------------------------------------------------
and  encouraged  competition to assume default  risk.   Losses
-----------------------------------------------------
result from events that adversely affect a borrower's ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A significant deterioration in economic conditions would adversely affect MGIC's losses. The low level of losses that has recently prevailed in the private mortgage insurance industry has encouraged competition to assume default risk through captive reinsurance arrangements, self-insurance, 80-10-10 loans and other means.

    Litigation against mortgage lenders and settlement service
    ----------------------------------------------------------
providers  has  been increasing.  In recent  years,  consumers
--------------------------------
have brought a growing number of lawsuits against home mortgage lenders and settlement service providers seeking monetary damages. In particular, MGIC is a defendant in a lawsuit filed in December 1999 alleging violations of the Real Estate Settlement Procedures Act ("RESPA").The lawsuit seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid for the mortgage insurance that is found to be involved in a violation of RESPA. There can be no assurance that the lawsuit against MGIC will not have a material adverse effect on the Company.

       The  pace  of change in the home mortgage  lending  and
       -------------------------------------------------------
mortgage  insurance  industries will likely  accelerate.   The
--------------------------------------------------------
Company expects the processes involved in home mortgage lending will continue to evolve through greater use of technology. This evolution could effect fundamental changes in the way home mortgages are distributed. Affiliates of lenders who are regulated depositary institutions gained expanded insurance powers under financial modernization and the capital markets may emerge as providers of insurance in competition with traditional insurance companies. These trends and others increase the level of uncertainty attendant to the PMI business, demand rapid response to change and place a premium on innovation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     At March 31, 2000, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2000, the effective duration of the Company's investment portfolio was 6.6 years. The effect of a 1% increase/decrease in market interest rates would result in a 6.6% decrease/increase in the value of the Company's investment portfolio.

     The Company's borrowings under the credit facilities are subject to interest rates that are variable. Changes in market interest rates would have minimal impact on the value of the notes payable. See note 2 to the consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On  May 4, 2000, the Court (1) granted MGIC's Motion  for
Summary  Judgment  in Lambert v. MGIC on the  basis  that  the
                      ---------------
named plaintiffs had no private right of action because their loan did not have mortgage insurance, and (2) denied a motion to amend the complaint to substitute another named plaintiff for the Lamberts and a motion to intervene by the proposed substitute plaintiff. There can be no assurance that another similar action brought by a plaintiff with mortgage insurance provided by MGIC will not be filed in the future.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits  -   The  exhibits   listed   in   the
           accompanying Index to Exhibits are filed as part of this Form 10-Q.

           (b) Reports on Form 8-K - No reports were  filed on
           Form 8-K during the quarter ended March  31, 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2000.


                                  MGIC INVESTMENT CORPORATION



                                   \s\ J. Michael Lauer
                                  ---------------------------------
                                  J. Michael Lauer
                                  Executive Vice President and
                                  Chief Financial Officer



                                  \s\ Patrick Sinks
                                  ---------------------------------
                                  Patrick Sinks
                                  Senior Vice President, Controller
                                  and Chief Accounting Officer

                          INDEX TO EXHIBITS
                               (Item 6)

Exhibit
Number         Description of Exhibit
-------        ----------------------
 11.1          Statement Re Computation of Net Income
               Per Share

  27           Financial Data Schedule