Form 10-Q
period 2000-06-30
MGIC INVESTMENT CORP
filed 2000-08-14
CIK 876437

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended JUNE 30, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                to
                                       -------------      -------------
        Commission file number 1-10816

                           MGIC INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                WISCONSIN                                     39-1486475
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

         250 E. KILBOURN AVENUE                                     53202
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

                    YES     X                       NO
                        ----------                     ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS OF STOCK       PAR VALUE       DATE          NUMBER OF SHARES
  --------------       ---------       ----          ----------------
   Common stock          $1.00        7/31/00          106,329,158

                           MGIC INVESTMENT CORPORATION
                                TABLE OF CONTENTS


                                                                        Page No.


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheet as of
             June 30, 2000 (Unaudited) and December 31, 1999                3

           Consolidated Statement of Operations for the Three and Six
             Month Periods Ended June 30, 2000 and 1999 (Unaudited)         4

           Consolidated Statement of Cash Flows for the Six Months
             Ended June 30, 2000 and 1999 (Unaudited)                       5

           Notes to Consolidated Financial Statements (Unaudited)         6-10

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          10-23

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     23-24

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders            24-25

Item 6.    Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                                 26

INDEX TO EXHIBITS                                                          27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 June 30, 2000 (Unaudited) and December 31, 1999
                                                               June 30,          December 31,
                                                                 2000               1999
                                                          -----------------     ----------------
ASSETS                                                          (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                      $      2,901,720      $     2,666,562
    Equity securities                                               16,302               15,426
    Short-term investments                                         142,947              107,746
                                                          -----------------     ----------------
      Total investment portfolio                                 3,060,969            2,789,734

Cash                                                                 6,133                2,322
Accrued investment income                                           47,423               46,713
Reinsurance recoverable on loss reserves                            38,032               35,821
Reinsurance recoverable on unearned premiums                         8,740                6,630
Home office and equipment, net                                      31,851               32,880
Deferred insurance policy acquisition costs                         21,690               22,350
Investments in joint ventures                                      129,189              101,545
Other assets                                                        53,267               66,398
                                                          -----------------     ----------------
      Total assets                                        $      3,397,294      $     3,104,393
                                                          =================     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss reserves                                           $        625,655      $       641,978
  Unearned premiums                                                175,084              181,378
  Notes payable (note 2)                                           420,000              425,000
  Other liabilities                                                104,570               80,048
                                                          -----------------     ----------------
      Total liabilities                                          1,325,309            1,328,404
                                                          -----------------     ----------------
Contingencies (note 4)
Shareholders' equity:
  Common stock, $1 par value, shares authorized
    300,000,000; shares issued 121,110,800;
    shares outstanding, 6/30/00 - 106,085,818
    12/31/99 - 105,798,034                                         121,111              121,111
  Paid-in surplus                                                  206,840              211,593
  Treasury stock (shares at cost, 6/30/00 - 15,024,982
    12/31/99 - 15,312,766)                                        (653,204)            (665,707)
  Accumulated other comprehensive income - unrealized
    appreciation in investments, net of tax                        (10,522)             (40,735)
  Retained earnings                                              2,407,760            2,149,727
                                                          -----------------     ----------------
      Total shareholders' equity                                 2,071,985            1,775,989
                                                          -----------------     ----------------
      Total liabilities and shareholders' equity          $      3,397,294      $     3,104,393
                                                          =================     ================



See accompanying notes to consolidated financial statements.

                                     MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                               Three and Six Month Periods Ended June 30, 2000 and 1999
                                                      (Unaudited)
                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                  --------------------------------     ---------------------------------
                                                       2000               1999               2000              1999
                                                       ----               ----               ----              ----
                                                            (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                                        $    231,538       $    200,989      $     440,264      $     389,335
    Assumed                                                191              1,166                417              1,604
    Ceded                                              (10,915)            (5,781)           (20,547)           (10,554)
                                                  -------------      -------------     --------------     --------------
  Net premiums written                                 220,814            196,374            420,134            380,385
  (Increase) decrease in unearned premiums              (2,380)            (1,608)             8,404              8,362
                                                  -------------      -------------     --------------     --------------
  Net premiums earned                                  218,434            194,766            428,538            388,747
  Investment income, net of expenses                    42,731             38,627             83,340             75,542
  Realized investment gains, net                           159              1,212                163              3,353
  Other revenue                                         12,840             15,326             23,296             28,956
                                                  -------------      -------------     --------------     --------------
    Total revenues                                     274,164            249,931            535,337            496,598
                                                  -------------      -------------     --------------     --------------

Losses and expenses:
  Losses incurred, net                                  22,540             30,941             45,155             75,173
  Underwriting and other expenses                       46,198             51,384             93,206            104,256
  Interest expense                                       7,052              4,644             13,673             10,042
                                                  -------------      -------------     --------------     --------------
    Total losses and expenses                           75,790             86,969            152,034            189,471
                                                  -------------      -------------     --------------     --------------
Income before tax                                      198,374            162,962            383,303            307,127
Provision for income tax                                62,271             50,028            119,980             93,775
                                                  -------------      -------------     --------------     --------------
Net income                                        $    136,103       $    112,934      $     263,323      $     213,352
                                                  =============      =============     ==============     ==============

Earnings per share (note 5):
   Basic                                          $       1.28       $       1.04      $        2.49      $        1.96
                                                  =============      =============     ==============     ==============
   Diluted                                        $       1.27       $       1.02      $        2.46      $        1.94
                                                  =============      =============     ==============     ==============

Weighted average common shares
  outstanding - diluted (shares in
  thousands, note 5)                                   106,845            110,254            106,874            110,129
                                                  =============      =============     ==============     ==============

Dividends per share                               $      0.025       $      0.025      $       0.050      $       0.050
                                                  =============      =============     ==============     ==============



See accompanying notes to consolidated financial statements.

                                     MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                       Six Months Ended June 30, 2000 and 1999
                                                     (Unaudited)
                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                 --------------------------------------
                                                                                        2000                  1999
                                                                                        ----                  ----
                                                                                       (In thousands of dollars)
Cash flows from operating activities:
  Net income                                                                     $        263,323      $       213,352
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                                                   7,514                8,180
      Increase in deferred insurance policy
        acquisition costs                                                                  (6,854)              (7,220)
      Depreciation and amortization                                                         3,671                4,723
      Increase in accrued investment income                                                  (710)              (1,963)
      (Increase) decrease in reinsurance recoverable on loss reserves                      (2,211)               5,077
      (Increase) decrease in reinsurance recoverable on unearned premiums                  (2,110)               1,877
      (Decrease) increase in loss reserves                                                (16,323)               5,360
      Decrease in unearned premiums                                                        (6,294)             (10,239)
      Equity earnings in joint ventures                                                   (14,149)              (9,150)
      Other                                                                                29,481              (11,734)
                                                                                 -----------------     ----------------
Net cash provided by operating activities                                                 255,338              198,263
                                                                                 -----------------     ----------------

Cash flows from investing activities:
  Purchase of equity securities                                                           (14,629)             (14,101)
  Purchase of fixed maturities                                                           (773,734)            (662,732)
  Additional investment in joint ventures                                                 (13,495)             (13,460)
  Proceeds from sale of equity securities                                                  14,285                   -
  Proceeds from sale or maturity of fixed maturities                                      584,247              490,989
                                                                                 -----------------     ----------------
Net cash used in investing activities                                                    (203,326)            (199,304)
                                                                                 -----------------     ----------------

Cash flows from financing activities:
  Dividends paid to shareholders                                                           (5,290)              (5,453)
  Net decrease in notes payable                                                            (5,000)             (25,000)
  Reissuance of treasury stock                                                              3,514                1,494
  Repurchase of common stock                                                               (6,224)                  -
                                                                                 -----------------     ----------------
Net cash used in financing activities                                                     (13,000)             (28,959)
                                                                                 -----------------     ----------------

Net increase (decrease) in cash and short-term investments                                 39,012              (30,000)
Cash and short-term investments at beginning of period                                    110,068              176,859
                                                                                 -----------------     ----------------
Cash and short-term investments at end of period                                 $        149,080      $       146,859
                                                                                 =================     ================




See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


Note 1 - Basis of presentation and summary of certain significant accounting policies

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

        The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

     Deferred insurance policy acquisition costs

        The cost of acquiring insurance policies, including compensation, premium taxes and other underwriting expenses, is deferred, to the extent recoverable, and amortized as the related premiums are earned. No expenses are deferred on monthly premium policies. The Company amortized $5.0 million and $4.8 million of deferred insurance policy acquisition costs during the three months ended June 30, 1999 and 2000, respectively, and amortized $8.2 million and $7.5 million during the six months ended June 30, 1999 and 2000, respectively. During 1999, 1998 and 1997, the Company amortized $16.8 million, $20.7 million and $21.4 million, respectively, of deferred insurance policy acquisition costs.

     Loss reserves

        Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Reserves are established by management using estimated claims rates and claims amounts in estimating the ultimate loss. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

        The incurred but not reported ("IBNR") reserves result from defaults occurring prior to the close of an accounting period, but which have not been reported to the Company. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rates and claims amounts for the estimated number of defaults not reported.

        Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

     Income recognition

        The insurance subsidiaries write policies which are guaranteed renewable contracts at the insured's option on a single, annual or monthly premium basis. The insurance subsidiaries have no ability to reunderwrite or reprice these contracts. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk, which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the premiums are due.

        Fee income of the non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Note 2 - Notes payable

        At June 30, 2000, the Company's outstanding balance of the notes payable on the 1997, 1998 and 1999 credit facilities were $175 million, $200 million and $45 million, respectively, which approximated market value. The interest rate on the notes payable varies based on LIBOR and at June 30, 2000 and December 31, 1999 the weighted-average interest rate was 6.89% and 6.17%, respectively. The weighted-average interest rate on the notes payable for borrowings under the 1997, 1998 and 1999 credit agreements was 6.50% per annum for the six months ended June 30, 2000.

        During the six months ended June 2000, the Company utilized three interest rate swaps each with a notional amount of $100 million to reduce and manage interest rate risk on a portion of the variable rate debt under the credit facilities. With respect to all such transactions, the notional amount of $100 million represents the stated principal balance used as a basis for calculating payments. On the swaps, the Company receives and pays amounts based on rates that can be fixed or variable depending on the terms negotiated. Two of the swaps renew monthly and one renews quarterly, beginning in October 2000, unless in each case the counterparty elects not to renew. Earnings during the six months ended June 2000 on the swaps of approximately $0.4 million are netted against interest expense in the Consolidated Statement of Operations.

        Any gain or loss arising from termination of an interest rate swap would be deferred and amortized over the remaining life of the hedged item. The Company did not terminate any interest rate swaps in the six months ended June 30, 2000 or in 1999, 1998 or 1997.

        In June 2000, the Company filed a registration statement with the Securities and Exchange Commission covering $500 million of senior debt securities to be offered from time to time. Unless otherwise specified for a particular offering, the net proceeds from the sale of these securities would be used for general corporate purposes, including repayment of a portion of the notes payable. No senior debt securities have been offered and sold to date.


Note 3 - Reinsurance

        The Company cedes a portion of its business to reinsurers and records assets for reinsurance recoverable on estimated reserves for unpaid losses and unearned premiums. Business written between 1985 and 1993 is ceded under various quota share reinsurance agreements with several reinsurers. The Company receives a ceding commission in connection with this reinsurance. Beginning in 1997, the Company has ceded business to captive reinsurance subsidiaries of certain mortgage lenders primarily under excess of loss reinsurance agreements.

        The reinsurance recoverable on loss reserves and the reinsurance recoverable on unearned premiums primarily represent amounts recoverable from large international reinsurers. The Company monitors the financial strength of its reinsurers including their claims paying ability rating and does not currently anticipate any collection problems. Generally, reinsurance recoverables on loss reserves and unearned premiums are backed by trust funds or letters of credit. No reinsurer represents more than $10 million of the aggregate amount recoverable.

Note 4 - Contingencies

        The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

        In addition, the Company's Mortgage Guaranty Insurance Corporation subsidiary ("MGIC") is a defendant in Downey et. al. v. MGIC, which is pending in Federal District

Court for the Southern District of Georgia and seeks class action status on behalf of a nationwide class of home mortgage borrowers. The complaint alleges that MGIC violated the Real Estate Settlement Procedures Act ("RESPA") by providing agency pool insurance and entering into other transactions with lenders (including captive mortgage reinsurance and contract underwriting) that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgment for the mortgage insurance found to be involved in a violation of RESPA. The complaint also seeks injunctive relief, including prohibiting MGIC from receiving future premium payments. MGIC has answered the complaint and denies liability. There can be no assurance, however, that the ultimate outcome of the litigation will not materially affect the Company's financial position or results of operations.

Note 5 - Earnings per share

        The Company's basic and diluted earnings per share ("EPS") have been calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS.

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                          June 30,
                                                         --------                          ---------
                                                    2000           1999              2000           1999
                                                    ----           ----              ----           ----
                                                                     (Shares in thousands)

Weighted-average shares - Basic EPS                105,924         109,059          105,887        109,031
   Common stock equivalents                            921           1,195              987          1,098
                                                 ---------        --------        ---------       --------

   Weighted-average shares - Diluted EPS           106,845         110,254          106,874        110,129
                                                   =======         =======          =======        =======

Note 6 - Comprehensive income

        The Company's total comprehensive income, as calculated per Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was as follows:

                                                     Three Months Ended                Six Months Ended
                                                          June 30,                          June 30,
                                                          --------                          ---------

                                                     2000           1999              2000           1999
                                                     ----           ----              ----           ----
                                                                   (In thousands of dollars)

   Net income                                      $136,103        $112,934         $263,323       $213,352
   Other comprehensive gain (loss)                       68         (57,594)          30,213        (74,810)
                                                   --------        --------         --------       --------
        Total comprehensive income                 $136,171        $ 55,340         $293,536       $138,542
                                                   ========        ========         ========       ========

        The difference between the Company's net income and total comprehensive income for the three and six months ended June 30, 2000 and 1999 is due to the change in unrealized appreciation/depreciation on investments, net of tax.

Note 7 - New accounting standards

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Consolidated Operations

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

        Net income for the three months ended June 30, 2000 was $136.1 million, compared to $112.9 million for the same period of 1999, an increase of 21%. Diluted earnings per share for the three months ended June 30, 2000 was $1.27 compared with $1.02 in the same period last year, an increase of 25%. The 1999 second quarter diluted earnings per share included $0.01 for realized gains. The percentage increase in diluted earnings per share was favorably affected by the lower adjusted shares outstanding at June 30, 2000 as a result of common stock repurchased by the Company during the third quarter of 1999. See note 5 to the consolidated financial statements. As used in this report, the term "Company" means the Company and its consolidated subsidiaries, which do not include joint ventures in which the Company has an equity interest.

        The amount of new primary insurance written by MGIC during the three months ended June 30, 2000 was $10.6 billion, which included a $1.8 billion bulk transaction referred to below, compared to $12.2 billion in the same period of 1999. The decline in new primary insurance written principally reflected the decline in refinancing activity, which accounted for 12% of new primary insurance written in the second quarter of 2000, compared to 27% in the second quarter of 1999.

        The $10.6 billion of new primary insurance written during the second quarter of 2000 was offset by the cancellation of $7.2 billion of insurance in force, and resulted in a net increase of $3.4 billion in primary insurance in force, compared to new primary insurance written of $12.2 billion, the cancellation of $10.2 billion of insurance in force and a net increase of $2.0 billion in primary insurance in force during the second quarter of 1999. Direct primary insurance in force was $151.9 billion at June 30, 2000 compared to $147.6 billion at December 31, 1999 and $140.2 billion at June 30, 1999. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended June 30, 2000 and June 30, 1999, which was virtually all agency pool insurance, was $97 million and $177 million, respectively. The Company's direct pool risk in force was $1.7 billion at June 30, 2000 and $1.6 billion at December 31, 1999.

        Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations continued to decrease during the second quarter of 2000 compared to the cancellation levels of 1999 due to the higher mortgage interest rate environment which resulted in an increase in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 79.3% at June 30, 2000 from 72.9% at December 31, 1999 and 66.6% at June 30, 1999. Future cancellation activity could be somewhat higher than it otherwise would have been as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance. Cancellation activity could also increase as more of the Company's insurance in force is represented by subprime loans, which the Company anticipates will have materially lower persistency than the Company's prime business.

        New insurance written for adjustable rate mortgages ("ARMs") increased to 12% of new insurance written during the second quarter of 2000 from 7% of new insurance written during the same period in 1999 as a result of higher mortgage interest rates on fixed rate mortgage loans. New insurance written for mortgages with loan-to-value ("LTV") ratios in excess of 90% but not more than 95% ("95s") were 41% of new insurance written during the second quarter of 2000 compared to 38% in the second quarter a year ago, as a result of declining refinancing activity during the second quarter of 2000.

        Principally as a result of changes in coverage requirements by Fannie Mae and Freddie Mac (described below), new insurance written for mortgages with reduced coverage (coverage of 17% for 90s (mortgages with LTV ratios in excess of 85% but not more than 90%) and coverage of 25% for 95s) increased to 13% of new insurance written in the second quarter of 2000 compared to 7% a year ago. New insurance written for mortgages with deep coverage (coverage of 25% for 90s and coverage of 30% for 95s) declined to 62% of new insurance written in the second quarter of 2000 compared to 68% a year ago.

        New insurance written for subprime mortgages (in general, mortgages that would not meet the standard underwriting guidelines of Fannie Mae and Freddie Mac for prime mortgages due to credit quality, documentation, or other factors, such as in a refinance transaction exceeding a specified increase in the amount of the mortgage debt due to cash being paid to the borrower) was 24% of new insurance written during the second quarter of 2000 compared to 3% for the same period a year ago. The subprime new insurance written for the second quarter of 2000 included a $1.8 billion bulk transaction. The Company expects that subprime loans will have delinquency and default rates in excess of those on the Company's prime business. While the Company believes it has priced its subprime business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

        During the second quarter of 2000, the Company began to insure mortgages with LTVs of up to 100%.

        Net premiums written increased 12% to $220.8 million during the second quarter of 2000, from $196.4 million during the second quarter of 1999. Net premiums earned increased 12% to $218.4 million for the second quarter of 2000 from $194.8 million for the same period in 1999. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums to $10.9 million in the second quarter of 2000 compared to $5.8 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

        During the first quarter of 1999, Fannie Mae and Freddie Mac changed their mortgage insurance requirements for certain mortgages approved by their automated underwriting services. The changes permit lower coverage percentages on these loans than the deeper coverage percentages that went into effect in 1995. MGIC's premium rates vary with the depth of coverage. While lower coverage percentages result in lower premium revenue, lower coverage percentages should also result in lower incurred losses at the same level of claim incidence. MGIC's results could also be affected to the extent Fannie Mae and Freddie Mac are compensated for assuming default risk that would otherwise be insured by MGIC. Fannie Mae and Freddie Mac have programs under which a delivery fee is paid to them, with mortgage insurance coverage reduced below the coverage that would be required in the absence of the delivery fee.

        In partnership with mortgage insurers, Fannie Mae and Freddie Mac are also beginning to offer programs under which, on delivery of an insured loan to Fannie Mae or Freddie Mac, the primary coverage is restructured to an initial shallow tier of coverage followed by a second tier that is subject to an overall loss limit and, depending on the program, some compensation may be paid to Fannie Mae or Freddie Mac for services. Because lenders receive guaranty fee relief from Fannie Mae and Freddie Mac on mortgages delivered with these restructured coverages, participation in these programs is competitively significant to mortgage insurers.

        In March 1999, the Office of Federal Housing Enterprise Oversight ("OFHEO") released a proposed risk-based capital stress test for Fannie Mae and Freddie Mac. One of the elements of the proposed stress test is that future claim payments made by a private mortgage insurer on Fannie Mae or Freddie Mac loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating is "AAA" are subject to a 10% reduction over the 10-year period of the stress test, while claim payments from a "AA" rated insurer, such as MGIC, are subject to a 20% reduction. The effect of the differentiation among insurers is to require Fannie Mae and Freddie Mac to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than "AAA." As a result, if adopted as proposed, there is an incentive for Fannie Mae and Freddie Mac to use private mortgage insurance provided by a "AAA" rated insurer. The Company does not believe there should be a reduction in claim payments from private mortgage insurance nor should there be a distinction between "AAA" and "AA" rated private mortgage insurers. The proposed stress test covers many topics in addition to capital credit for private mortgage insurance and is not expected to become final for some time. If the stress test ultimately gives Fannie Mae and Freddie Mac an incentive to use "AAA" mortgage insurance, MGIC may need "AAA" capacity, which in turn would entail using capital to support such a facility as well as additional expenses. The Company cannot predict whether the portion of the stress test discussed above will be adopted in its present form.

         Mortgages (newly insured during the six months ended June 30, 2000 or in previous periods) equal to approximately 30% of MGIC's new insurance written during the second quarter of 2000 were subject to captive mortgage reinsurance and similar arrangements compared to 24% during the same period in 1999. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. At June 30, 2000, approximately 18% of MGIC's risk in force was subject to captive reinsurance and similar arrangements compared to 15% at December 31, 1999. In a February 1999 circular letter, the New York Department of Insurance said it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law. The complaint in the RESPA litigation referred to in note 4 of the notes to the consolidated financial statements alleges that MGIC pays "inflated" captive mortgage reinsurance premiums in violation of RESPA.

        Investment income for the second quarter of 2000 was $42.7 million, an increase of 11% over the $38.6 million in the second quarter of 1999. This increase was primarily the result of an increase in the amortized cost of average invested assets to $3.0 billion for the second quarter of 2000 from $2.8 billion for the second quarter of 1999, an increase of 10%. The portfolio's average pre-tax investment yield was 5.8% for the second quarter of 2000 and 5.5% for the same period in 1999. The portfolio's average after-tax investment yield was 4.9% for the second quarter of 2000 and 4.7% for the same period in 1999. The Company's net realized gains were $0.2 million for the three months ended

June 30, 2000 compared to net realized gains of $1.2 million during the same period in 1999 resulting primarily from the sale of fixed maturities.

        Other revenue, which is composed of various components, was $12.8 million for the second quarter of 2000, compared with $15.3 million for the same period in 1999. The decrease is primarily the result of a decrease in contract underwriting revenue, the expiration in December 1999 of a contract with a government agency for premium reconciliation services and equity losses from Customers Forever LLC ("Customers Forever"), a joint venture with Marshall & Ilsley Corporation consummated in the third quarter of 1999, partially offset by an increase in equity earnings from Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and a decrease in equity losses from Sherman Financial Group LLC ("Sherman"), both joint ventures with Enhance Financial Services Group Inc. ("Enhance").

        In accordance with generally accepted accounting principles, each quarter C-BASS is required to estimate the value of its mortgage-related assets and recognize in earnings the resulting net unrealized gains and losses. Including open trades, C-BASS's mortgage-related assets were $841 million at June 30, 2000 and are expected to increase in the future. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS. Market value adjustments could impact the Company's share of C-BASS's results of operations.

         A substantial portion of Sherman's consolidated assets are investments in receivable portfolios that do not have readily ascertainable market values and, as a result, their value for financial statements purposes is estimated by the management of Sherman. Market value adjustments could impact the Company's share of Sherman's results of operations.

        Net losses incurred decreased 27% to $22.5 million during the second quarter of 2000 from $30.9 million during the same period in 1999. The decline from a year ago was primarily attributable to an increase in the redundancy in prior year loss reserves, generally strong economic conditions, continued improvement in the California real estate market and the Company's claims mitigation efforts. The primary notice inventory decreased from 29,761 at December 31, 1999 to 28,120 at June 30, 2000. The pool notice inventory increased from 11,638 at December 31, 1999 to 13,250 at June 30, 2000.

        At June 30, 2000, 71% of MGIC's insurance in force was written during the preceding fourteen quarters, compared to 68% at June 30, 1999. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans (which accounted for 25% and 31% of total new insurance written for the years ended December 31, 1999 and 1998, respectively) may be different from the historical pattern of other loans.

        Underwriting and other expenses decreased to $46.2 million in the second quarter of 2000 from $51.4 million in the same period of 1999, a decrease of 10%. This decrease was primarily due to decreases in contract underwriting.

        Interest expense increased to $7.1 million in the second quarter of 2000 from $4.6 million during the same period in 1999 primarily due to a higher weighted-average interest rate on the notes payable balance and lower earnings on interest rate swap transactions (discussed below) during the three months ended June 30, 2000 compared to the comparable period in 1999.

        The Company utilized financial derivative transactions during the second quarter of 2000 and 1999 consisting of interest rate swaps to reduce and manage interest rate risk on its notes payable. During the second quarter of 2000, earnings on such transactions aggregated approximately $0.2 million compared to $1.2 million a year ago and were netted against interest expense. See note 2 to the consolidated financial statements.

        The consolidated insurance operations loss ratio was 10.3% for the second quarter of 2000 compared to 15.9% for the second quarter of 1999. The consolidated insurance operations expense and combined ratios were 17.5% and 27.8%, respectively, for the second quarter of 2000 compared to 20.4% and 36.3% for the second quarter of 1999.

        The effective tax rate was 31.4% in the second quarter of 2000, compared to 30.7% in the second quarter of 1999. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 2000 resulted from a lower percentage of total income before tax being generated from the tax-preferenced investments.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

        Net income for the six months ended June 30, 2000 was $263.3 million, compared to $213.4 million for the same period of 1999, an increase of 23%. Diluted earnings per share for the six months ended June 30, 2000 was $2.46 compared with $1.94 in the same period last year, an increase of 27%. The 1999 diluted earnings per share included $0.02 for realized gains. The percentage increase in diluted earnings per share was favorably affected by the lower adjusted shares outstanding at June 30, 2000 as a result of common stock repurchased by the Company during the third quarter of 1999. See note 5 to the consolidated financial statements.

        The amount of new primary insurance written by MGIC during the six months ended June 30, 2000 was $17.9 billion, which included a $1.8 billion bulk transaction referred to below, compared to $24.2 billion in the same period in 1999. The decline in new primary insurance written principally reflected the decline in refinancing activity, which accounted for 13% of new primary insurance written in the first half of 2000, compared to 34% in the first half of 1999.

        The $17.9 billion of new primary insurance written during the first half of 2000 was offset by the cancellation of $13.6 billion of insurance in force, and resulted in a net increase of $4.3 billion in primary insurance in force, compared to new primary insurance written of $24.2 billion, the cancellation of $22.0 billion of insurance in force and a net increase of $2.2 billion in primary insurance in force during the first half of 1999. Direct primary insurance in force was $151.9 billion at June 30, 2000 compared to $147.6 billion at December 31, 1999 and $140.2 billion at June 30, 1999. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the six months ended June 30, 2000 and June 30, 1999, which was virtually all agency pool insurance, was $183 million and $374 million, respectively. The Company's direct pool risk in force was $1.7 billion at June 30, 2000 and $1.6 billion at December 31, 1999.

        Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations continued to decrease during the second quarter of 2000 compared to the cancellation levels of 1999 due to the higher mortgage interest rate environment which resulted in an increase in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 79.3% at June 30, 2000 from 72.9% at December 31, 1999 and 66.6% at June 30, 1999. Future cancellation activity could be somewhat higher than it otherwise would have been as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance. Cancellation activity could also increase as more of the Company's insurance in force is represented by subprime loans, which the Company anticipates will have materially lower persistency than the Company's prime business.

        New insurance written for ARMs increased to 12% of new insurance written during the first half of 2000 from 5% of new insurance written during the same period in 1999 as a result of higher mortgage interest rates on fixed rate mortgage loans. New insurance written for mortgages with LTV ratios in excess of 90% but not more than 95% (95s) were 41% of new insurance written during the first half of 2000 compared to 35% in the same period a year ago, as a result of declining refinancing activity during 2000.

        Principally as a result of changes in coverage requirements by Fannie Mae and Freddie Mac new insurance written for mortgages with reduced coverage (coverage of 17% for 90s (mortgages with LTV ratios in excess of 85% but not more than 90%) and coverage of 25% for 95s) increased to 12% of new insurance written in the first half of 2000 compared to 4% a year ago. New insurance written for mortgages with deep coverage (coverage of 25% for 90s and coverage of 30% for 95s) declined to 63% of new insurance written in the first half of 2000 compared to 68% a year ago.

        New insurance written for subprime mortgages (in general, mortgages that would not meet the standard underwriting guidelines of Fannie Mae and Freddie Mac for prime mortgages due to credit quality, documentation, or other factors, such as in a refinance transaction exceeding a specified increase in the amount of the mortgage debt due to cash being paid to the borrower) was 17% of new insurance written during the first half of 2000 compared to 3% for the same period a year ago. The subprime new insurance written through June included a $1.8 billion bulk transaction. The Company expects that subprime loans will have delinquency and default rates in excess of those on the Company's prime business. While the Company believes it has priced its subprime business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

        During the second quarter of 2000, the Company began to insure mortgages with LTVs of up to 100%.

        New premiums written increased 10% to $420.1 million during the first half of 2000, from $380.4 million during the first half of 1999. New premiums earned increased 10% to $428.5 million for the first half of 2000 from $388.7 million for the same period in 1999. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums to $20.5 million in the first half of 2000 compared to $10.6 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

        For a discussion of certain programs with Fannie Mae and Freddie Mac regarding reduced mortgage insurance requirements and for a discussion of proposed capital regulations for Fannie Mae and Freddie Mac, see second quarter discussion.

        Mortgages (newly insured during the six months ended June 30, 2000 or in previous periods) equal to approximately 32% of MGIC's new insurance written during the first half of 2000 were subject to captive mortgage reinsurance and similar arrangements compared to 27% during the same period in 1999. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. At June 30, 2000, approximately 18% of MGIC's risk in force was subject to captive reinsurance and similar arrangements compared to 15% at December 31, 1999. In a February 1999 circular letter, the New York Department of Insurance said it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law. The complaint in the RESPA litigation referred to in note 4 of the notes to the consolidated financial statements alleges that MGIC pays "inflated" captive mortgage reinsurance premiums in violation of RESPA.

        Investment income for the first half of 2000 was $83.3 million, an increase of 10% over the $75.5 million in the first half of 1999. This increase was primarily the result of an increase in the amortized cost of average invested assets to $3.0 billion for the first half of 2000 from $2.7 billion for the first half of 1999, an increase of 9%. The portfolio's average pre-tax investment yield was 5.8% for the first half of 2000 and 5.5% for the same period in 1999. The portfolio's average after-tax investment yield was 4.9% for the first half of 2000 and 4.7% for the same period in 1999. The Company's net realized gains were $0.2 million during the six months ended June 30, 2000 compared to net realized gains of $3.4 million during the same period in 1999 resulting primarily from the sale of fixed maturities.

        Other revenue, which is composed of various components, was $23.3 million for the first half of 2000, compared with $29.0 million for the same period in 1999. The decrease is primarily the result of a decrease in contract underwriting revenue, the expiration in December 1999 of a contract with a government agency for premium reconciliation services and equity losses from Customers Forever, a joint venture with Marshall & Ilsley Corporation consummated in the third quarter of 1999, partially offset by an increase in equity earnings from C-BASS and a decrease in equity losses from Sherman, both joint ventures with Enhance.

        In accordance with generally accepted accounting principles, each quarter C-BASS is required to estimate the value of its mortgage-related assets and recognize in earnings the resulting net unrealized gains and losses. Including open trades, C-BASS's mortgage-related assets were $841 million at June 30, 2000 and are expected to increase in the future. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS. Market value adjustments could impact the Company's share of C-BASS's results of operations.

        A substantial portion of Sherman's consolidated assets are investments in receivable portfolios that do not have readily ascertainable market values and, as a result, their value for financial statements purposes is estimated by the management of Sherman. Market value adjustments could impact the Company's share of Sherman's results of operations.

        Net losses incurred decreased 40% to $45.2 million during the first half of 2000 from $75.2 million during the same period in 1999. The decline from a year ago was primarily attributed to an increase in the redundancy in prior year loss reserves, generally strong economic conditions, continued improvement in the California real estate market and the Company's claims mitigation efforts. The primary notice inventory decreased from 29,761 at December 31, 1999 to 28,120 at June 30, 2000. The pool notice inventory increase from 11,638 at December 31, 1999 to 13,250 at June 30, 2000.

        At June 30, 2000, 71% of MGIC's insurance in force was written during the preceding fourteen quarters, compared to 68% at June 30, 1999. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans (which accounted for 25% and 31% of total new insurance written for the years ended December 31,

1999 and 1998, respectively) may be different from the historical pattern of other loans.

        Underwriting and other expenses decreased to $93.2 million in the first half of 2000 from $104.3 million in the same period of 1999, a decrease of 11%. This decrease was primarily due to decreases in contract underwriting.

        Interest expense increased to $13.7 million in the first half of 2000 from $10.0 million during the same period in 1999 primarily due to a higher weighted-average interest rate on the notes payable balance and lower earnings on interest rate swap transactions (discussed below) during the six months ended June 30, 2000 compared to the comparable period in 1999.

        The Company utilized financial derivative transactions during the first half of 2000 and 1999 consisting of interest rate swaps to reduce and manage interest rate risk on its notes payable. During the first half of 2000, earnings on such transactions aggregated approximately $0.4 million compared to $1.8 million a year ago and were netted against interest expense. See note 2 to the consolidated financial statements.

        The consolidated insurance operations loss ratio was 10.5% for the first half of 2000 compared to 19.4% for the second quarter of 1999. The consolidated insurance operations expense and combined ratios were 18.8% and 29.3%, respectively, for the first half of 2000 compared to 21.6% and 41.0% for the first half of 1999.

        The effective tax rate was 31.3% in the first half of 2000, compared to 30.5% in the first half of 1999. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 2000 resulted from a lower percentage of total income before tax being generated from the tax-preferenced investments.


Liquidity and Capital Resources

        The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of $255.3 million for the six months ended June 30, 2000. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

        Consolidated total investments were $3.1 billion at June 30, 2000, compared to $2.8 billion at December 31, 1999, an increase of 10%. The increase was due to additional funds invested in the portfolio and an increase in market values. The investment portfolio includes unrealized losses on securities marked to market of $16.2 million and $62.7 million at June 30, 2000 and December 31, 1999, respectively. As of June 30, 2000, the Company had $142.9 million of short-term investments with maturities of 90 days or less. In addition, at June 30, 2000, based on amortized cost, the Company's fixed income securities, were approximately 99% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years. At June 30, 2000, the Company's investment in preferred stock, which is classified as fixed maturities, was $44.6 million. The Company had no preferred stock at December 31, 1999.

        The Company's investments in C-BASS, Sherman and Customers Forever ("joint ventures") increased $27.7 million from $101.5 million at December 31, 1999 to $129.2 million at June 30, 2000 as a result of additional investments of $13.5 million and equity earnings of $14.2 million. MGIC is guaranteeing one half of a $50 million credit facility for Sherman that is scheduled to expire in December 2000. The Company expects that it will provide additional funding to the joint ventures.

        Consolidated loss reserves decreased to $625.7 million at June 30, 2000 from $642.0 million at December 31, 1999 reflecting a decrease in the primary insurance notice inventory partially offset by an increase in the pool insurance notice inventory. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

        Consolidated unearned premiums decreased $6.3 million from $181.4 million at December 31, 1999 to $175.1 million at June 30, 2000, primarily reflecting the continued high level of monthly premium policies written. Reinsurance recoverable on unearned premiums increased $2.1 million to $8.7 million at June 30, 2000 from $6.6 million at December 31, 1999, primarily reflecting the increase in captive mortgage reinsurance partially offset by the reduction in unearned premiums.

        Consolidated shareholders' equity increased to $2.1 billion at June 30, 2000, from $1.8 billion at December 31, 1999, an increase of 17%. This increase consisted of $263.3 million of net income during the first six months of 2000, net unrealized gains on investments of $30.2 million, net of tax, and $14.0 million from the reissuance of treasury stock offset in part by approximately $6.2 million expended for the repurchase of the Company's common stock and dividends declared of $5.3 million.

        During the first quarter of 2000, the Company repurchased approximately 143,000 shares of its common stock at a total cost of approximately $6.2 million. Funds to repurchase the shares were primarily provided by cash flow and bank borrowings. The Company cannot predict whether it will repurchase additional shares in 2000.

        MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 11.1:1 at June 30, 2000 compared to 11.9:1 at December 31, 1999. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $1.3 billion, net of reinsurance, during the first six months of 2000.

        The Company's combined insurance risk-to-capital ratio was 11.9:1 at June 30, 2000, compared to 12.9:1 at December 31, 1999. The decrease was due to the same reasons as described above.

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

Risk Factors
        The Company and its business may be materially affected by the factors discussed below. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as the Company "believes", "anticipates" or "expects", or words of similar import, are forward looking statements.

        If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could also decline and result in declines in our future revenues. The factors that affect the volume of low down payment mortgage originations include:

     -    the level of home mortgage interest rates,

     - the health of the domestic economy as well as conditions in regional and local economies,

     -    housing affordability,

     -    population trends, including the rate of household formation,

     - the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require private mortgage insurance, and

     -    government housing policy encouraging loans to first-time homebuyers.

        If lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline and result in declines in our future revenues. These alternatives include:

     - government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration,

     -    holding mortgages in portfolio and self-insuring,

     - use of credit enhancements by investors, including Fannie Mae and Freddie Mac, other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, and

     - mortgage originations structured to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio (referred to as an 80-10-10 loan) rather than a first mortgage with a 90% loan- to-value ratio.

        Because the business practices of Fannie Mae and Freddie Mac affect us, our revenues and losses could be materially affected by changes in their business practices. These practices affect the entire relationship between Fannie Mae and Freddie Mac and mortgage insurers and include:

     - the level of private mortgage insurance coverage, subject to the limitations of Fannie Mae and Freddie Mac's charters when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

     - whether Fannie Mae or Freddie Mac influence the mortgage lender's selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

     - whether Fannie Mae or Freddie Mac will give mortgage lenders an incentive to select a mortgage insurer that has a "AAA" claims-paying ability rating to benefit from the lower capital required of Fannie Mae or Freddie Mac under the Office of Federal Housing Enterprise Oversight's proposed stress test when a mortgage is insured by a "AAA" company,

     - the underwriting standards that determine what loans are eligible for purchase by Fannie Mae or Freddie Mac, which thereby affect the quality of the risk insured by the mortgage insurer, as well as the availability of mortgage loans,

     - the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and

     - the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent.

        Because we participate in an industry that is intensely competitive, our revenues could be adversely affected by competition. Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions in which a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business at the same time as consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders.

        If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, our persistency could be adversely affected and result in declines in our revenue. In each year, most of MGIC's premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force is an important determinant of revenues. The factors affecting persistency of the insurance in force include:

     - the level of current mortgage interest rates compared to the mortgage coupon rates on the insurance in force, which affects the vulnerability of the insurance in force to refinancings, and

     - mortgage insurance cancellation policies of mortgage investors along with the rate of home price appreciation experienced by the homes underlying the mortgages in the insurance in force.

        If the domestic economy deteriorates, more homeowners may default and our losses may increase. Losses result from events that adversely affect a borrower's ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A significant deterioration in economic conditions would adversely affect MGIC's losses. The low level of losses that has recently prevailed in the private mortgage insurance industry has encouraged competition to assume default risk through captive reinsurance arrangements, self-insurance, 80-10-10 loans and other means.

        We are subject to litigation that could materially affect us. Our MGIC subsidiary is a defendant in a lawsuit alleging that MGIC violated the Real Estate Settlement Procedures Act by entering into transactions with lenders that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgment for the mortgage insurance found to be involved in a violation of the Real Estate Settlement Procedures Act. The complaint also seeks injunctive relief, including prohibiting MGIC from receiving future premium payments. MGIC has answered the complaint and denied liability. There can be no assurance, however, that the ultimate outcome of the litigation will not materially affect us.

        Because we expect the pace of change in our industry and in home mortgage lending to remain high, we will be disadvantaged unless we are able to respond to new ways of doing business. We expect the processes involved in home mortgage lending will continue to evolve through greater use of technology. This evolution could effect fundamental changes in the way home mortgages are distributed. Affiliates of lenders who are regulated depositary institutions gained expanded insurance powers under financial modernization legislation and the capital markets may emerge as providers of insurance in competition with traditional insurance companies. These trends and others increase the level of uncertainty attendant to the private mortgage insurance business, demand rapid response to change and place a premium on innovation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At June 30, 2000, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2000, the effective duration of the Company's investment portfolio was 6.5 years. The effect of a 1% increase/decrease in market interest rates would result in a 6.5% decrease/increase in the value of the Company's investment portfolio.

        The Company's borrowings under the credit facilities are subject to interest rates that are variable. Changes in market interest rates would have minimal impact on the value of the notes payable. See note 2 to the consolidated financial statements.


PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on May 4, 2000.

     (b) At the Annual Meeting, the following Directors were elected to the Board of Directors, for a term expiring at the Annual Meeting of Shareholders to be held in 2003 or until a successor is duly elected and qualified:

                 Karl E. Case
                 Curt S. Culver
                 William A. McIntosh
                 Leslie M. Muma

         Directors with continuing terms of office are:

            Term expiring 2001:

                 James A. Abbott
                 James D. Ericson
                 Daniel Gross
                 Sheldon B. Lubar
                 Edward J. Zore

            Term expiring 2002:

                 Mary K. Bush
                 David S. Engleman
                 Kenneth M. Jastrow, II
                 Daniel P. Kearney

     (c) Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:


          (1)  Election of four Directors for a term expiring in 2003.

                                            FOR            WITHHELD

                 Karl E. Case           89,061,266        5,468,230
                 Curt S. Culver         89,061,470        5,468,026
                 William A. McIntosh    89,061,111        5,468,385
                 Leslie A. Muma         89,061,071        5,468,425

          (2) Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for 2000.

                 For:                                  94,232,628
                 Against:                                  73,206
                 Abstaining from Voting:                  223,662

There were no broker non-votes on any matter.

     (d)  Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

     (b) Reports on Form 8-K - During the quarter ended June 30, 2000, a Current Report on Form 8-K, dated May 25, 2000, was filed to report information under Item 5, Other Information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 11, 2000.


                                           MGIC INVESTMENT CORPORATION



                                            \s\ J. Michael Lauer
                                           -------------------------------------
                                           J. Michael Lauer
                                           Executive Vice President and
                                           Chief Financial Officer



                                            \s\ Patrick Sinks
                                           -------------------------------------
                                           Patrick Sinks
                                           Senior Vice President, Controller and
                                           Chief Accounting Officer

                                INDEX TO EXHIBITS
                                    (Item 6)

Exhibit
Number                     Description of Exhibit


   10         MGIC Investment Corporation Supplemental Executive Retirement Plan

   11         Statement Re Computation of Net Income Per Share

   27         Financial Data Schedule