Form 10-Q
period 2000-09-30
MGIC INVESTMENT CORP
filed 2000-11-14
CIK 876437

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2000

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

                    YES     X                             NO
                        ----------                           ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS OF STOCK       PAR VALUE          DATE            NUMBER OF SHARES
  --------------       ---------          ----            ----------------
   Common stock          $1.00          10/31/00            106,752,918

                           MGIC INVESTMENT CORPORATION
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheet as of
               September 30, 2000 (Unaudited) and December 31, 1999          3

             Consolidated Statement of Operations for the Three and Nine
               Month Periods Ended September 30, 2000 and 1999 (Unaudited)   4

             Consolidated Statement of Cash Flows for the Nine Months
               Ended September 30, 2000 and 1999 (Unaudited)                 5

             Notes to Consolidated Financial Statements (Unaudited)        6-10

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         11-27

Item 3.      Quantitative and Qualitative Disclosures About Market Risk     27

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                              27

Item 6.      Exhibits and Reports on Form 8-K                               28

SIGNATURES                                                                  29

INDEX TO EXHIBITS                                                           30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              September 30, 2000 (Unaudited) and December 31, 1999
                                                                     September 30,         December 31,
                                                                         2000                 1999
                                                                   -----------------     ----------------
ASSETS                                                                   (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                               $      3,103,499      $     2,666,562
    Equity securities                                                        16,553               15,426
    Short-term investments                                                  115,165              107,746
                                                                   -----------------     ----------------
      Total investment portfolio                                          3,235,217            2,789,734
Cash                                                                          4,239                2,322
Accrued investment income                                                    45,042               46,713
Reinsurance recoverable on loss reserves                                     34,878               35,821
Reinsurance recoverable on unearned premiums                                  9,096                6,630
Home office and equipment, net                                               31,255               32,880
Deferred insurance policy acquisition costs                                  25,970               22,350
Investments in joint ventures                                               130,932              101,545
Other assets                                                                 65,624               66,398
                                                                   -----------------     ----------------
      Total assets                                                 $      3,582,253      $     3,104,393
                                                                   =================     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss reserves                                                    $        614,853      $       641,978
  Unearned premiums                                                         182,440              181,378
  Notes payable (note 2)                                                    410,000              425,000
  Other liabilities                                                         122,339               80,048
                                                                   -----------------     ----------------
      Total liabilities                                                   1,329,632            1,328,404
                                                                   -----------------     ----------------
Contingencies (note 4) Shareholders' equity:
  Common stock, $1 par value, shares authorized
    300,000,000; shares issued 121,110,800;
    shares outstanding, 9/30/00 - 106,486,712
    12/31/99 - 105,798,034                                                  121,111              121,111
  Paid-in surplus                                                           206,826              211,593
  Treasury stock (shares at cost, 9/30/00 - 14,624,088
    12/31/99 - 15,312,766)                                                 (635,772)            (665,707)
  Accumulated other comprehensive income - unrealized
    appreciation (depreciation) in investments, net of tax                    9,002              (40,735)
  Retained earnings                                                       2,551,454            2,149,727
                                                                   -----------------     ----------------
      Total shareholders' equity                                          2,252,621            1,775,989
                                                                   -----------------     ----------------
      Total liabilities and shareholders' equity                   $      3,582,253      $     3,104,393
                                                                   =================     ================



See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                Three and Nine Month Periods Ended September 30,
                                  2000 and 1999
                                   (Unaudited)
                                                         Three Months Ended                    Nine Months Ended
                                                           September 30,                         September 30,
                                                 -----------------------------------     -------------------------------
                                                      2000                1999                2000              1999
                                                      ----                ----                ----              ----
                                                            (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                                       $    250,275      $        214,997      $    690,539      $    604,332
    Assumed                                               245                   308               662             1,912
    Ceded                                             (14,312)               (7,723)          (34,859)          (18,277)
                                                 -------------     -----------------     -------------     -------------
  Net premiums written                                236,208               207,582           656,342           587,967
  (Increase) decrease in unearned premiums             (7,000)               (7,540)            1,404               822
                                                 -------------     -----------------     -------------     -------------
  Net premiums earned                                 229,208               200,042           657,746           588,789
  Investment income, net of expenses                   46,125                39,303           129,465           114,845
  Realized investment gains, net                          422                    48               585             3,401
  Other revenue                                         6,963                10,990            30,259            39,946
                                                 -------------     -----------------     -------------     -------------
    Total revenues                                    282,718               250,383           818,055           746,981
                                                 -------------     -----------------     -------------     -------------

Losses and expenses:
  Losses incurred, net                                 21,442                19,533            66,597            94,706
  Underwriting and other expenses, net                 40,055                47,476           133,261           151,732
  Interest expense                                      7,412                 4,788            21,085            14,830
                                                 -------------     -----------------     -------------     -------------
    Total losses and expenses                          68,909                71,797           220,943           261,268
                                                 -------------     -----------------     -------------     -------------
Income before tax                                     213,809               178,586           597,112           485,713
Provision for income tax                               67,454                55,677           187,434           149,452
                                                 -------------     -----------------     -------------     -------------
Net income                                       $    146,355      $        122,909      $    409,678      $    336,261
                                                 =============     =================     =============     =============

Earnings per share (note 5):
   Basic                                         $       1.38      $           1.13      $       3.86      $       3.09
                                                 =============     =================     =============     =============
   Diluted                                       $       1.36      $           1.11      $       3.83      $       3.06
                                                 =============     =================     =============     =============

Weighted average common shares
  outstanding - diluted (shares in
  thousands, note 5)                                  107,339               110,261           107,065           109,993
                                                 =============     =================     =============     =============

Dividends per share                              $      0.025      $          0.025      $      0.075      $      0.075
                                                 =============     =================     =============     =============





See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                                                                              Nine Months Ended
                                                                                September 30,
                                                                    --------------------------------------
                                                                           2000                  1999
                                                                           ----                  ----
                                                                          (In thousands of dollars)
Cash flows from operating activities:
  Net income                                                        $        409,678      $       336,261
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                                     14,646               12,064
      Increase in deferred insurance policy
        acquisition costs                                                    (18,266)             (10,624)
      Depreciation and amortization                                            5,366                8,783
      Decrease in accrued investment income                                    1,671                  342
      Decrease in reinsurance recoverable on loss reserves                       943                6,060
      (Increase) decrease in reinsurance recoverable
        on unearned premiums                                                  (2,466)               1,838
      Decrease in loss reserves                                              (27,125)              (8,234)
      Increase (decrease) in unearned premiums                                 1,062               (2,658)
      Equity earnings in joint ventures                                      (15,892)             (10,750)
      Other                                                                   33,610               15,881
                                                                    -----------------     ----------------
Net cash provided by operating activities                                    403,227              348,963
                                                                    -----------------     ----------------

Cash flows from investing activities:
  Purchase of equity securities                                              (14,629)             (13,770)
  Purchase of fixed maturities                                            (1,372,238)            (928,418)
  Additional investment in joint ventures                                    (13,495)             (20,587)
  Proceeds from sale of equity securities                                     14,315                    -
  Proceeds from sale or maturity of fixed maturities                       1,010,528              748,264
                                                                    -----------------     ----------------
Net cash used in investing activities                                       (375,519)            (214,511)
                                                                    -----------------     ----------------

Cash flows from financing activities:
  Dividends paid to shareholders                                              (7,951)              (8,180)
  Net decrease in notes payable                                              (15,000)             (31,000)
  Reissuance of treasury stock                                                10,803                2,929
  Repurchase of common stock                                                  (6,224)            (150,000)
                                                                    -----------------     ----------------
Net cash used in financing activities                                        (18,372)            (186,251)
                                                                    -----------------     ----------------

Net increase (decrease) in cash and short-term investments                     9,336              (51,799)
Cash and short-term investments at beginning of period                       110,068              176,859
                                                                    -----------------     ----------------
Cash and short-term investments at end of period                    $        119,404      $       125,060
                                                                    =================     ================




See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


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

        The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

     Deferred insurance policy acquisition costs

        Costs associated with the acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred acquisition costs
(DAC). Because SFAS 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of DAC, amortization of these costs for each underwriting year book of business are charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance of SFAS 97, Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and Realized Gains and Losses From the Sale of Investments. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are updated annually to reflect actual experience and any changes to key assumptions such as persistency or loss development.

        The Company amortized $3.9 million and $7.1 million of deferred insurance policy acquisition costs during the three months ended September 30, 1999 and 2000, respectively, and amortized $12.1 million and $14.6 million during the nine months ended September 30, 1999 and 2000, respectively. During 1997, 1998 and 1999, the Company amortized $21.4 million, $20.7 million and $16.8 million, respectively, of deferred insurance policy acquisition costs.



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

     Income recognition

        The insurance subsidiaries write policies which are guaranteed renewable contracts at the insured's option on a single, annual or monthly premium basis. The insurance subsidiaries have no ability to reunderwrite or reprice these contracts. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk, which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as coverage is provided.

        Fee income of the non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Note 2 - Notes payable

        At September 30, 2000, the Company's outstanding balance of the notes payable on the 1997, 1998 and 1999 credit facilities were $175 million, $200 million and $35 million, respectively, which approximated market value. The remaining credit available under these facilities was $0, $0, and $65 million, respectively. The interest rate on the notes payable varies based on LIBOR and at September 30, 2000 and December 31, 1999 the weighted-average interest rate was 6.82% and 6.17%, respectively. The weighted-average interest rate on the notes payable for borrowings under the 1997, 1998 and 1999 credit agreements was 6.65% per annum for the nine months ended September 30, 2000.

        During the nine months ended September 2000, the Company utilized three interest rate swaps each with a notional amount of $100 million to reduce and manage interest rate risk on a portion of the variable rate debt under the credit facilities. With respect to all such transactions, the notional amount of $100 million represents the stated principal balance used as a basis for calculating payments. On the swaps, the Company receives and pays amounts based on rates that can be fixed or variable depending on the terms negotiated. Two of the swaps renew monthly and one renews quarterly, beginning in October 2000, unless in each case the counterparty elects not to renew. Earnings during the nine months ended September 2000 on the swaps of approximately $0.3 million are netted against interest expense in the Consolidated Statement of Operations.

        Any gain or loss arising from termination of an interest rate swap would be deferred and amortized over the remaining life of the hedged item. The Company did not terminate any interest rate swaps in the nine months ended September 30, 2000 or in 1999, 1998 or 1997.

        In June 2000, the Company filed a registration statement with the Securities and Exchange Commission covering $500 million of senior debt securities to be offered from time to time. Unless otherwise specified for a particular offering, the net proceeds from the sale of these securities would be used for general corporate purposes, including repayment of a portion of the notes payable. See footnote 8.


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

        In addition, the Company's Mortgage Guaranty Insurance Corporation subsidiary ("MGIC") is a defendant in Downey et. al. v. MGIC, which is pending in Federal District Court for the Southern District of Georgia and seeks class action status on behalf of a nationwide class of home mortgage borrowers. The complaint alleges that MGIC violated the Real Estate Settlement Procedures Act by providing agency pool insurance and entering into other transactions with lenders (including captive mortgage reinsurance and contract underwriting) that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgment for the mortgage insurance found to be involved in a violation of the Real Estate Settlement Procedures Act. The complaint also seeks injunctive relief, including prohibiting MGIC from receiving future premium payments. MGIC has answered the complaint and denied liability. In August 2000, the Court granted a motion for summary judgment and dismissed three similar cases brought against other private mortgage insurers on the ground that the McCarran-Ferguson Act barred the Real Estate Settlement Procedures Act claims brought by the individual plaintiffs in those actions. On November 3, 2000, MGIC filed a motion for judgment on the pleadings on McCarran-Ferguson Act grounds in the case pending against MGIC. There can be no assurance, however, that the ultimate outcome of the litigation will not materially affect the Company's financial position or results of operations.

Note 5 - Earnings per share

        The Company's basic and diluted earnings per share ("EPS") have been calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS.

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                   September 30,
                                                             -------------                   --------------
                                                          2000           1999              2000           1999
                                                          ----           ----              ----           ----
                                                                          (Shares in thousands)

Weighted-average shares - Basic EPS                      106,334         108,533          106,036        108,863
   Common stock equivalents                                1,005           1,728            1,029          1,130
                                                       ----------       --------          -------       --------


Weighted-average shares - Diluted EPS                    107,339         110,261          107,065        109,993
                                                         =======         =======          =======        =======


Note 6 - Comprehensive income

        The Company's total comprehensive income, as calculated per Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was as follows:

                                                          Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
                                                        -----------------------            --------------------
                                                          2000           1999              2000           1999
                                                          ----           ----              ----           ----
                                                                            (In thousands of dollars)

   Net income                                           $146,355        $122,909         $409,678       $336,261
   Other comprehensive gain (loss)                        19,524         (27,666)          49,737       (102,476)
                                                      ----------      ----------          ----------    --------
        Total comprehensive income                      $165,879       $  95,243         $459,415       $233,785
                                                        ========       =========         ========       ========


        The difference between the Company's net income and total comprehensive income for the three and nine months ended September 30, 2000 and 1999 is due to the change in unrealized appreciation/depreciation on investments, net of tax.

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

Note 8 - Subsequent events

On October 20, 2000, the Company issued $200 million principal amount of 7-1/2% Senior Notes due 2005 under its $500 million SEC shelf registration statement. The Notes are senior unsecured and were rated A1 by Moody's and A+ by S&P. The Company received net proceeds before expenses of approximately $198,018,000. The net proceeds will be used to pay off all the 1997 bank revolving credit facility with the balance used to partially pay down the 1998 bank revolving credit facility.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

        Net income for the three months ended September 30, 2000 was $146.4 million, compared to $122.9 million for the same period of 1999, an increase of 19%. Diluted earnings per share for the three months ended September 30, 2000 was $1.36 compared with $1.11 in the same period last year, an increase of 23%. As used in this report, the term "Company" means the Company and its consolidated subsidiaries, which do not include joint ventures in which the Company has an equity interest.

        Total revenues for the third quarter 2000 were $282.7 million, an increase of 13% from the $250.4 million for the third quarter 1999. This increase was primarily attributed to an improvement in persistency, which generated an increase in renewal premiums. Also contributing to the increase in revenues was an increase in investment income resulting from strong cash flows. See below for a further discussion of premiums and investment income.

        Losses and expenses for the third quarter were $68.9 million, a decrease of 4% from $71.8 million for the same period of 1999. The decrease was primarily attributed to a decline in underwriting expenses resulting from a decline in contract underwriting activity and an increase in deferred insurance policy acquisition costs. See below for a further discussion of losses incurred and underwriting expenses.

        The amount of new primary insurance written by MGIC during the three months ended September 30, 2000 was $12.7 billion, which included a one-time $2.6 billion bulk transaction referred to below, compared to $13.1 billion in the same period of 1999. The decline in new primary insurance written principally reflected the decline in refinancing activity, which accounted for 11% of new primary insurance written in the third quarter of 2000, compared to 16% in the third quarter of 1999.

        The $12.7 billion of new primary insurance written during the third quarter of 2000 was offset by the cancellation of $7.6 billion of insurance in force, and resulted in a net increase of $5.1 billion in primary insurance in force, compared to new primary insurance written of $13.1 billion, the cancellation of $8.2 billion of insurance in force and a net increase of $4.9 billion in primary insurance in force during the third quarter of 1999. Direct primary insurance in force was $157.0 billion at September 30, 2000 compared to $147.6 billion at December 31, 1999 and $145.1 billion at September 30, 1999. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended September 30, 2000 and September 30, 1999, which was virtually all agency pool insurance, was $87 million and $125 million, respectively. The Company's direct pool risk in force was $1.8 billion at September 30, 2000 and $1.6 billion at December 31, 1999.

        Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations continued to decrease during the third quarter of 2000 compared to the cancellation levels of 1999 due to the higher mortgage interest rate environment which resulted in an increase in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 80.3% at September 30, 2000 from 72.9% at December 31, 1999 and 69.1% at September 30, 1999. Future cancellation activity could be somewhat higher than it otherwise would have been as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance. Cancellation activity could also increase as more of the Company's insurance in force is represented by subprime loans, which the Company anticipates will have materially lower persistency than the Company's prime business.

        New insurance written for adjustable rate mortgages ("ARMs") was 9% of new insurance written for both the third quarter of 2000 and for the same period in 1999. New insurance written for mortgages with loan-to-value ("LTV") ratios in excess of 90% but not more than 95% ("95s") was 43% of new insurance written during the third quarter of 2000 compared to 42% in the third quarter a year ago.

        Principally as a result of changes in coverage requirements by Fannie Mae and Freddie Mac (described below), new insurance written for mortgages with reduced coverage (coverage of 17% for 90s (mortgages with LTV ratios in excess of 85% but not more than 90%) and coverage of 25% for 95s) increased to 16% of new insurance written in the third quarter of 2000 compared to 10% a year ago. New insurance written for mortgages with deep coverage (coverage of 25% for 90s and coverage of 30% for 95s) declined to 61% of new insurance written in the third quarter of 2000 compared to 66% a year ago.

        New insurance written for subprime mortgages (in general, mortgages that would not meet the standard underwriting guidelines of Fannie Mae and Freddie Mac for prime mortgages due to credit quality, documentation, or other factors, such as in a refinance transaction exceeding a specified increase in the amount of the mortgage debt due to cash being paid to the borrower) was 28% of new insurance written during the third quarter of 2000 compared to 17% for the same period a year ago. The subprime new insurance written for the third quarter of 2000 included $2.9 billion in bulk transactions. The Company expects that subprime loans will have delinquency and default rates in excess of those on the Company's prime business. While the Company believes it has priced its subprime business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

        During the third quarter of 2000, the Company began to insure mortgages with LTVs of up to 103%.

        Net premiums written increased 14% to $236.2 million during the third quarter of 2000, from $207.6 million during the third quarter of 1999. Net premiums earned increased 15% to $229.2 million for the third quarter of 2000 from $200.0 million for the same period in 1999. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums to $14.3 million in the third quarter of 2000 compared to $7.7 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

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

        In partnership with mortgage insurers, Fannie Mae and Freddie Mac are also beginning to offer programs under which, on delivery of an insured loan to Fannie Mae or Freddie Mac, the primary coverage is restructured to an initial shallow tier of coverage followed by a second tier that is subject to an overall loss limit and, depending on the program, some compensation may be paid for services. Because lenders receive guaranty fee relief from Fannie Mae and Freddie Mac on mortgages delivered with these restructured coverages, participation in these programs is competitively significant to mortgage insurers.

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

          Mortgages (newly insured during the nine months ended September 30, 2000 or in previous periods) approximating 35% of MGIC's new insurance written (excluding bulk transactions) during the third quarter of 2000 were subject to captive mortgage reinsurance and similar arrangements compared to 44% during the same period in 1999. Captive mortgage reinsurance arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. The percentage of new insurance written subject to captive mortgage reinsurance for the third quarter of 2000 was lower than the same period in 1999 because the volume of loans insured in a prior reporting period included in captive reinsurance arrangements during the third quarter of 1999 was greater than such volume in the third quarter of 2000. At September 30, 2000, approximately 19% of MGIC's risk in force was subject to captive reinsurance and similar arrangements compared to 15% at December 31, 1999. The Company expects that in 2001 the percentage of new insurance written, after adjusting for loans insured in a prior reporting period, and the percentage of risk in force subject to captive reinsurance arrangement, will increase. The complaint in the litigation regarding the Real Estate Settlement Procedure Act referred to in note 4 of the notes to the consolidated financial statements alleges that MGIC pays "inflated" captive mortgage reinsurance premiums in violation of the Real Estate Settlement Procedure Act .

        Investment income for the third quarter of 2000 was $46.1 million, an increase of 17% over the $39.3 million in the third quarter of 1999. This increase was the result of increases in the amortized cost of average invested assets to $3.1 billion for the third quarter of 2000 from $2.8 billion for the third quarter of 1999, an increase of 13%, and an increase in the investment yield. The portfolio's average pre-tax investment yield was 6.0% for the third quarter of 2000 and 5.5% for the same period in 1999. The portfolio's average after-tax investment yield was 5.0% for the third quarter of 2000 and 4.7% for the same period in 1999. The Company's net realized gains were $0.4 million for the three months ended September 30, 2000 compared to net realized gains of $48 thousand during the same period in 1999 resulting primarily from the sale of fixed maturities.

        Other revenue, which is composed of various components, was $7.0 million for the third quarter of 2000, compared with $11.0 million for the same period in 1999. The decrease is primarily the result of a decrease in contract underwriting revenue, the expiration in December 1999 of a contract with a government agency for premium reconciliation services and a decrease in equity earnings from Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a joint venture with Enhance Financial Services Group Inc. ("Enhance"), partially offset by a decrease in equity losses from Customers Forever LLC ("Customers Forever"), a joint venture with Marshall & Ilsley Corporation consummated in the third quarter of 1999, and equity earnings (compared to a loss in the prior period) from Sherman Financial Group LLC ("Sherman"), also a joint venture with Enhance. On September 28, 2000, Enhance announced that it had entered into a definitive agreement to sell its interest in C-BASS to Residential Funding Corporation.

        In accordance with generally accepted accounting principles, each quarter C-BASS is required to estimate the value of its mortgage-related assets and recognize in earnings the resulting net unrealized gains and losses. Including open trades, C-BASS's mortgage-related assets were $955 million at September 30, 2000 and are expected to increase in the future. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS. Market value adjustments could impact the Company's share of C-BASS's results of operations.

         A substantial portion of Sherman's consolidated assets are investments in receivable portfolios that do not have readily ascertainable market values and, as a result, their value for financial statements purposes is estimated by the management of Sherman. Market value adjustments could impact the Company's share of Sherman's results of operations.

        Net losses incurred increased 10% to $21.4 million during the third quarter of 2000 from $19.5 million during the same period in 1999. The increase from a year ago was primarily attributable to an increase in new notices offset by generally strong economic conditions, including in California, and a related decline in losses paid. The default rate at September 30, 2000 was 1.94% (excluding subprime), compared to 2.03% at December 31, 1999, and the primary notice inventory increased from 29,761 at December 31, 1999 to 31,095 at September 30, 2000. The average primary claim paid during the third quarter was $19,500 compared to $19,200 in the third quarter of 1999. The pool notice inventory increased from 11,638 at December 31, 1999 to 14,883 at September 30, 2000. The redundancy in loss reserves in the third quarter of 2000 was relatively consistent with that experienced in the third quarter of 1999.

        At September 30, 2000, 73% of MGIC's insurance in force was written subsequent to December 31, 1996. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans (which accounted for 25% and 31% of total new insurance written for the years ended December 31, 1999 and 1998, respectively) may be different from the historical pattern of other loans.

        Underwriting and other expenses decreased to $40.1 million in the third quarter of 2000 from $47.5 million in the same period of 1999, a decrease of 16%. This decrease was primarily due to decreases in contract underwriting and an increase in deferred insurance policy acquisition costs.

        Interest expense increased to $7.4 million in the third quarter of 2000 from $4.8 million during the same period in 1999 primarily due to a higher weighted-average interest rate on the notes payable balance and lower earnings on interest rate swap transactions (discussed below) during the three months ended September 30, 2000 compared to the comparable period in 1999.

        The Company utilized financial derivative transactions during the third quarter of 2000 and 1999 consisting of interest rate swaps to reduce and manage interest rate risk on its notes payable. During the third quarter of 2000, earnings on such transactions aggregated approximately a $0.1 million loss compared to a $1.2 million gain a year ago and were netted against interest expense. See note 2 to the consolidated financial statements.

        The consolidated insurance operations loss ratio was 9.4% for the third quarter of 2000 compared to 9.8% for the third quarter of 1999. The consolidated insurance operations expense and combined ratios were 13.8% and 23.2%, respectively, for the third quarter of 2000 compared to 17.9% and 27.7% for the third quarter of 1999.

        The effective tax rate was 31.5% in the third quarter of 2000, compared to 31.2% in the third quarter of 1999. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 2000 resulted from a lower percentage of total income before tax being generated from the tax-preferenced investments.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999

        Net income for the nine months ended September 30, 2000 was $409.7 million, compared to $336.3 million for the same period of 1999, an increase of 22%. Diluted earnings per share for the nine months ended September 30, 2000 was $3.83 compared with $3.06 in the same period last year, an increase of 25%. The 1999 diluted earnings per share included $0.02 for realized gains.

        Total revenues through September 30, 2000 were $818.1 million, an increase of 10% from the $747.0 million for the same period in 1999. This increase was primarily attributed to an improvement in persistency, which generated an increase in renewal premiums. Also contributing to the increase in revenues was an increase in investment income resulting from strong cash flows. See below for a further discussion of premiums and investment income.

        Losses and expenses through September 30, 2000 were $220.9 million, a decrease of 15% from $261.3 million for the same period of 1999. This decrease was primarily attributed to a decrease in losses incurred resulting from generally strong economic conditions and a decline in underwriting expenses resulting from a decline in contract underwriting activity and an increase in deferred insurance policy acquisition costs. See below for a further discussion of losses incurred and underwriting expenses.

        The amount of new primary insurance written by MGIC during the nine months ended September 30, 2000 was $30.7 billion, which included $4.8 billion in bulk transactions referred to below, compared to $37.2 billion in the same period in 1999. The decline in new primary insurance written principally reflected the decline in refinancing activity, which accounted for 13% of new primary insurance written during the nine months ended September 30, 2000, compared to 28% during the comparable period of 1999.

        The $30.7 billion of new primary insurance written during the nine months ended September 30, 2000 was offset by the cancellation of $21.3 billion of insurance in force, and resulted in a net increase of $9.4 billion in primary insurance in force, compared to new primary insurance written of $37.2 billion, the cancellation of $30.1 billion of insurance in force and a net increase of $7.1 billion in primary insurance in force during the same period in 1999. Direct primary insurance in force was $157.0 billion at September 30, 2000 compared to $147.6 billion at December 31, 1999 and $145.1 billion at September 30, 1999. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the nine months ended September 30, 2000 and September 30, 1999, which was virtually all agency pool insurance, was $270 million and $499 million, respectively. The Company's direct pool risk in force was $1.8 billion at September 30, 2000 and $1.6 billion at December 31, 1999.

        Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations continued to decrease during the third quarter of 2000 compared to the cancellation levels of 1999 due to the higher mortgage interest rate environment which resulted in an increase in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 80.3% at September 30, 2000 from 72.9% at December 31, 1999 and 69.1% at September 30, 1999. Future cancellation activity could be somewhat higher than it otherwise would have been as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance. Cancellation activity could also increase as more of the Company's insurance in force is represented by subprime loans, which the Company anticipates will have materially lower persistency than the Company's prime business.

        New insurance written for ARMs increased to 11% of new insurance written during the first nine months of 2000 from 6% of new insurance written during the same period in

1999 as a result of higher mortgage interest rates on fixed rate mortgage loans. New insurance written for mortgages with LTV ratios in excess of 90% but not more than 95% (95s) were 42% of new insurance written during the first nine months of 2000 compared to 37% in the same period a year ago, as a result of declining refinancing activity during 2000.

        Principally as a result of changes in coverage requirements by Fannie Mae and Freddie Mac new insurance written for mortgages with reduced coverage (coverage of 17% for 90s (mortgages with LTV ratios in excess of 85% but not more than 90%) and coverage of 25% for 95s) increased to 14% of new insurance written through September 30, 2000 compared to 7% a year ago. New insurance written for mortgages with deep coverage (coverage of 25% for 90s and coverage of 30% for 95s) declined to 62% of new insurance written in the first nine months of 2000 compared to 68% a year ago.

        New insurance written for subprime mortgages (in general, mortgages that would not meet the standard underwriting guidelines of Fannie Mae and Freddie Mac for prime mortgages due to credit quality, documentation, or other factors, such as in a refinance transaction exceeding a specified increase in the amount of the mortgage debt due to cash being paid to the borrower) was 21% of new insurance written during the first nine months of 2000 compared to 8% for the same period a year ago. The subprime new insurance written through September included $4.8 billion in bulk transactions. The Company expects that subprime loans will have delinquency and default rates in excess of those on the Company's prime business. While the Company believes it has priced its subprime business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

        During the third quarter of 2000, the Company began to insure mortgages with LTVs of up to 103%.

        Net premiums written increased 12% to $656.3 million during the first nine months of 2000, from $588.0 million during the same period in 1999. Net premiums earned increased 12% to $657.7 million for the first nine months of 2000 from $588.8 million for the same period in 1999. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums to $34.9 million through September 30, 2000 compared to $18.3 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

        For a discussion of certain programs with Fannie Mae and Freddie Mac regarding reduced mortgage insurance requirements and for a discussion of proposed capital regulations for Fannie Mae and Freddie Mac, see third quarter discussion.

        Mortgages (newly insured during the nine months ended September 30, 2000 or in previous periods) equal to approximately 35% of MGIC's new insurance written (excluding bulk transactions) during the first nine months of 2000 were subject to captive mortgage reinsurance and similar arrangements compared to 33% during the same period in 1999. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. At September 30, 2000, approximately 19% of MGIC's risk in force was subject to captive reinsurance and similar arrangements compared to 15% at December 31, 1999. In a February 1999 circular letter, the New York Department of Insurance said it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law. The complaint in the Real Estate Settlement Procedures Act litigation referred to in note 4 of the notes to the consolidated financial statements alleges that MGIC pays "inflated" captive mortgage reinsurance premiums in violation of Real Estate Settlement Procedures Act.

        Investment income for the first nine months of 2000 was $129.5 million, an increase of 13% over the $114.8 million in the same period of 1999. This increase was the result of increases in the amortized cost of average invested assets to $3.0 billion at September 30, 2000 from $2.7 billion at September 30, 1999, an increase of 12%, and an increase in the investment yield. The portfolio's average pre-tax investment yield was 6.0% through September 30, 2000 and 5.5% for the same period in 1999. The portfolio's average after-tax investment yield was 4.9% through September 30, 2000 and 4.7% for the same period in 1999. The Company's net realized gains were $0.6 million during the nine months ended September 30, 2000 compared to net realized gains of $3.4 million during the same period in 1999 resulting primarily from the sale of fixed maturities.

        Other revenue, which is composed of various components, was $30.3 million for the nine months ended September 30, 2000, compared with $39.9 million for the same period in 1999. The decrease is primarily the result of a decrease in contract underwriting revenue, the expiration in December 1999 of a contract with a government agency for premium reconciliation services and an increase in equity losses from Customers Forever, a joint venture with Marshall & Ilsley Corporation consummated in the third quarter of 1999, partially offset by an increase in equity earnings from C-BASS and a decrease in equity losses from Sherman, both joint ventures with Enhance. On September 28, 2000, Enhance announced that it had entered into a definitive agreement to sell its interest in C-BASS to Residential Funding Corporation.

        In accordance with generally accepted accounting principles, each quarter C-BASS is required to estimate the value of its mortgage-related assets and recognize in earnings the resulting net unrealized gains and losses. Including open trades, C-BASS's mortgage-related assets were $955 million at September 30, 2000 and are expected to increase in the future. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS. Market value adjustments could impact the Company's share of C-BASS's results of operations.

        A substantial portion of Sherman's consolidated assets are investments in receivable portfolios that do not have readily ascertainable market values and, as a result, their value for financial statements purposes is estimated by the management of Sherman. Market value adjustments could impact the Company's share of Sherman's results of operations.

        Net losses incurred decreased 30% to $66.6 million during the nine months ended September 30, 2000 from $94.7 million during the same period in 1999. The decline from a year ago was primarily attributed to generally strong economic conditions, including California, and a related decline in losses paid which was offset by an increase in the notice inventory. The default rate at September 30, 2000 was 1.94% (excluding subprime), compared to 2.03% at December 31, 1999, and the primary notice inventory increased from 29,761 at December 31, 1999 to 31,095 at September 30, 2000. The average primary claim paid through September 30, 2000 was $19,100, compared to the $19,600 for the same period in 1999. The pool notice inventory increased from 11,638 at December 31, 1999 to 14,883 at September 30, 2000. The redundancy in loss reserves in 2000 was relatively consistent with the same period in 1999.

        At September 30, 2000, 73% of MGIC's insurance in force was written subsequent to December 31, 1996. The highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans (which accounted for 25% and 31% of total new insurance written for the years ended December 31, 1999 and 1998, respectively) may be different from the historical pattern of other loans.

        Underwriting and other expenses decreased to $133.3 million in the first nine months of 2000 from $151.7 million in the same period of 1999, a decrease of 12%. This decrease was primarily due to decreases in contract underwriting and an increase in deferred insurance policy acquisition costs.

        Interest expense increased to $21.1 million through September 30, 2000 from $14.8 million during the same period in 1999 primarily due to a higher weighted-average interest rate on the notes payable balance and lower earnings on interest rate swap transactions (discussed below) during the nine months ended September 30, 2000 compared to the comparable period in 1999.

        The Company utilized financial derivative transactions during the first nine months of 2000 and 1999 consisting of interest rate swaps to reduce and manage interest rate risk on its notes payable. During the first half of 2000, earnings on such transactions aggregated approximately $0.3 million compared to $3.0 million a year ago and were netted against interest expense. See note 2 to the consolidated financial statements.

        The consolidated insurance operations loss ratio was 10.1% for the first nine months of 2000 compared to 16.1% for the same period in 1999. The consolidated insurance operations expense and combined ratios were 17.0% and 27.1%, respectively, for the nine months ended September 30, 2000 compared to 20.3% and 36.4% for the same period in 1999.

        The effective tax rate was 31.4% for the nine months ended September 30, 2000, compared to 30.8% for the same period in 1999. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 2000 resulted from a lower percentage of total income before tax being generated from the tax-preferenced investments.

Liquidity and Capital Resources

        The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of $403.2 million for the nine months ended September 30, 2000. Funds are applied primarily to the payment of claims and expenses. The Company's business does not require significant capital expenditures on an ongoing basis. Positive cash flows are invested pending future payments of claims and other expenses; cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

        Consolidated total investments were $3.2 billion at September 30, 2000, compared to $2.8 billion at December 31, 1999, an increase of 16%. The increase was due to additional funds invested in the portfolio and an increase in market values. The investment portfolio includes an unrealized gain on securities marked to market of $13.8 million at September 30, 2000 and an unrealized loss of $62.7 million at December 31, 1999. As of September 30, 2000, the Company had $115.2 million of short-term investments with maturities of 90 days or less. In addition, at September 30, 2000, based on amortized cost, the Company's fixed income securities, were approximately 98% invested in "A" rated and above, readily marketable securities, concentrated in maturities of less than 15 years. At September 30, 2000, the Company's investment in preferred stock, which is classified as fixed maturities, was $73.5 million. The Company had no preferred stock at December 31, 1999.

        The Company's investments in C-BASS, Sherman and Customers Forever ("joint ventures") increased $29.4 million from $101.5 million at December 31, 1999 to $130.9 million at September 30, 2000 as a result of additional net investments of $13.5 million and equity earnings of $15.9 million. MGIC is guaranteeing one half of a $50 million credit facility for Sherman that is scheduled to expire in December 2000. The Company expects that it will provide additional funding to the joint ventures.

        Consolidated loss reserves decreased to $614.9 million at September 30, 2000 from $642.0 million at December 31, 1999 primarily due to generally strong economic conditions, including California and a related decline in losses paid. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

        Consolidated unearned premiums were $182.4 million at September 30, 2000, which approximates the balance at December 31, 1999. Reinsurance recoverable on unearned premiums increased $2.5 million to $9.1 million at September 30, 2000 from $6.6 million at December 31, 1999, primarily reflecting the increase in captive mortgage reinsurance.

        Consolidated shareholders' equity increased to $2.3 billion at September 30, 2000, from $1.8 billion at December 31, 1999, an increase of 27%. This increase consisted of $409.7 million of net income during the first nine months of 2000, net unrealized gains on investments of $49.7 million, net of tax, and $31.4 million from the reissuance of treasury stock offset in part by approximately $6.2 million expended for the repurchase of the Company's common stock and dividends declared of $8.0 million.

        During the first quarter of 2000, the Company repurchased approximately 143,000 shares of its common stock at a total cost of approximately $6.2 million. Funds to repurchase the shares were primarily provided by cash flow and bank borrowings. The Company cannot predict whether it will repurchase additional shares in the future.

        For information about the Company's sale of $200 million principal amount of 7-1/2% Senior Notes due 2005, see Note 8--Subsequent Events of the Notes to the Consolidated Financial Statements.

        MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 10.8:1 at September 30, 2000 compared to 11.9:1 at December 31, 1999. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $2.2 billion, net of reinsurance, during the first nine months of 2000.

        The Company's combined insurance risk-to-capital ratio was 11.6:1 at September 30, 2000, compared to 12.9:1 at December 31, 1999. The decrease was due to the same reasons as described above.

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

Risk Factors

        Our revenues and losses could be affected by the risk factors discussed below. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as the Company "believes", "anticipates" or "expects", or words of similar import, are forward looking statements.


        If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could also decline which could result in declines in our future revenues.

        The factors that affect the volume of low down payment mortgage originations include:

       o      the level of home mortgage interest rates,

       o the health of the domestic economy as well as conditions in regional and local economies,

       o      housing affordability,

       o      population trends, including the rate of household formation,

       o the rate of home price appreciation, which in times of heavy refinancing affects whether refinance loans have loan-to-value ratios that require private mortgage insurance, and

       o government housing policy encouraging loans to first-time homebuyers.

        For the first nine months of 2000, our volume declined 18% compared to the same period in 1999 and we expect our volume for all of 2000 to be lower than it was in 1999. Our volume was lower in 2000 because many borrowers refinanced their mortgages during the first nine months of 1999 due to a lower interest rate environment. While our volume was higher in 1999, lenders cancelled insurance on loans due to borrowers refinancing. There has been substantially less refinancing activity in 2000. As a result, lenders have cancelled our insurance at a lower rate than in 1999. Also, due to generally favorable home mortgage interest rates in 2000, home purchase activity by first time homebuyers, who are more likely to need private mortgage insurance, continued to be strong. As a result of these factors, our premium revenues increased during the first nine months of 2000 compared to 1999. While we have not experienced lower volume in recent years other than as a result of refinancing activity, one of the risks we face is that substantially higher interests rates will substantially reduce purchase activity by first time homebuyers and that the decline in cancellations of insurance that in the past have accompanied higher interest rates will not be sufficient to offset the decline in premiums from loans that are not made.


        If lenders and investors select alternatives to private mortgage insurance, the amount of insurance that we write could decline, which could result in declines in our future revenues.

These alternatives to private mortgage insurance include:

       o lenders using government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration,

       o      investors holding mortgages in portfolio and self-insuring,

       o investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, and




       o lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio (referred to as an 80-10-10 loan) rather than a first mortgage with a 90% loan- to-value ratio.

        We believe lenders and investors are self-insuring and making 80-10-10 loans at about the same percentage as they did over the last several years. During 1999, the last year for which information is available, lenders made loans with Federal Housing Administration and Veterans Administration mortgage insurance with somewhat more frequency than they did in 1997. Investors are using reduced mortgage insurance coverage on a somewhat higher percentage of loans that we insure than they had over the last several years.


       Because most of the loans MGIC insures are sold to Fannie Mae and Freddie Mac, changes in their business practices could reduce our revenues or increase our losses.

       The business practices of Fannie Mae and Freddie Mac affect the entire relationship between them and mortgage insurers and include:

       o the level of private mortgage insurance coverage, subject to the limitations of Fannie Mae and Freddie Mac's charters, when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

       o whether Fannie Mae or Freddie Mac influence the mortgage lender's selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

       o whether Fannie Mae or Freddie Mac will give mortgage lenders an incentive, such as a reduced guaranty fee, to select a mortgage insurer that has a "AAA" claims-paying ability rating to benefit from the proposed lower capital requirements for Fannie Mae and Freddie Mac when a mortgage is insured by a company with that rating,

       o the underwriting standards that determine what loans are eligible for purchase by Fannie Mae or Freddie Mac, which thereby affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans,

       o the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and

       o the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent.


        We do not have a "AAA" rating. If the proposed capital rules of the Office of Federal Housing Enterprise Oversight are adopted in a form that gives greater capital credit to private mortgage insurers with "AAA" ratings, we may need to obtain a "AAA" rating. While we believe we can obtain this rating, we would need to dedicate capital to the mortgage insurance business that we might use in other ways and we would also have additional costs that we would not otherwise incur.

        Because we participate in an industry that is intensely competitive, changes in our competitors' business practices could reduce our revenues or increase our losses.

        Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. The low level of losses that has recently prevailed in the private mortgage insurance industry has encouraged competition to assume default risk through captive reinsurance arrangements, self insurance, 80-10-10 loans and other means. In 1996, we reinsured under captive reinsurance arrangements virtually none of our primary insurance. We reinsured 32% of the new primary insurance that we wrote in 1999. The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. Our top ten customers generated 27.0% of the new primary insurance that we wrote in 1997 compared to 32.5% in 1999.

Our private mortgage insurance competitors include:

       o      PMI Mortgage Insurance Company
       o      GE Capital Mortgage Insurance Corporation
       o      United Guaranty Residential Insurance Company
       o      Radian Guaranty Inc.
       o      Republic Mortgage Insurance Company
       o      Triad Guaranty Insurance Corporation
       o      CMG Mortgage Insurance Company


        If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that our policies remain in force could decline and result in declines in our revenue.

        In each year, most of MGIC's premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force is an important determinant of revenues. The factors affecting the length of time our insurance remains in force include:

       o the level of current mortgage interest rates compared to the mortgage coupon rates on the insurance in force, which affects the vulnerability of the insurance in force to refinancings, and

       o mortgage insurance cancellation policies of mortgage investors along with the rate of home price appreciation experienced by the homes underlying the mortgages in the insurance in force.

       While it is difficult to measure the extent of the decline, in recent years, the length of time that our policies remain in force has declined somewhat. Due to this decline, our premium revenues were lower than they would have been if the length had not declined.


       If the domestic economy deteriorates, more homeowners may default and our losses may increase.

       Losses result from events that reduce a borrower's ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. In recent years, due in part to the strength of the economy, we have had low losses by historical standards. A significant deterioration in economic conditions would probably increase our losses.


        We are subject to litigation that could result in a large damage award against us.

        Our MGIC subsidiary is a defendant in a lawsuit alleging that MGIC violated the Real Estate Settlement Procedures Act by entering into transactions with lenders that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgment for the mortgage insurance found to be involved in a violation of the Real Estate Settlement Procedures Act. The complaint also seeks injunctive relief, including prohibiting MGIC from receiving future premium payments. MGIC has answered the complaint and denied liability. In August 2000, the Court granted a motion for summary judgment and dismissed three similar cases brought against other private mortgage insurers on the ground that the McCarran-Ferguson Act barred the Real Estate Settlement Procedures Act claims brought by the individual plaintiffs in those cases. On November 3, 2000, MGIC filed a motion for judgment on the pleadings on McCarran-Ferguson Act grounds in the case pending against MGIC. However, we cannot predict the ultimate outcome of litigation. It is possible there could be a large damage award against us or other adverse outcome.

        Because we expect the pace of change in our industry and in home mortgage lending to remain high, we will be disadvantaged unless we are able to respond to new ways of doing business.

        We expect the processes involved in home mortgage lending will continue to evolve through greater use of technology. This evolution could effect fundamental changes in the way home mortgages are distributed. Affiliates of lenders who are regulated depositary institutions gained expanded insurance powers under financial modernization legislation and the capital markets may emerge as providers of insurance in competition with traditional insurance companies. These trends and others increase the level of uncertainty in our business, demand rapid response to change and place a premium on innovation.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At September 30, 2000, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2000, the effective duration of the Company's investment portfolio was 6.6 years. The effect of a 1% increase/decrease in market interest rates would result in a 6.6% decrease/increase in the value of the Company's investment portfolio.

        The Company's borrowings under the credit facilities are subject to interest rates that are variable. Changes in market interest rates would have minimal impact on the value of the notes payable. See note 2 to the consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       The Company's Current Report on Form 8-K, dated May 25, 2000, reported that MGIC was a defendant in Downey et. al. v. MGIC pending in Federal District Court for the Southern District of Georgia.

        On August 14, 2000, the Court granted motions for summary judgment and dismissed three similar cases against other private mortgage insurers on the ground that the McCarran-Ferguson Act barred the RESPA claims brought by the individual plaintiffs in those actions. The rulings in those cases, which had been brought in December 1999, in effect, mooted plaintiffs' efforts to have the cases certified as class actions. The Company understands that the plaintiffs have appealed the dismissals to the Court of Appeals for the Eleventh Circuit. On November 3, 2000, MGIC filed a motion for judgment on the pleadings on McCarran-Ferguson Act grounds in the case pending against MGIC, which was filed in May, 2000. The Company cannot predict the ultimate outcome of the litigation against MGIC. It is possible there could be a large damage award against MGIC or other adverse outcome.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

              (b) Reports on Form 8-K - During the quarter ended September 30, 2000, Current Reports on Form 8-K were filed to report information under Item 5, Other Information, on October 10, 2000 and on October 18, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 2000.


                                         MGIC INVESTMENT CORPORATION



                                          \s\ J. Michael Lauer
                                         ----------------------------------
                                         J. Michael Lauer
                                         Executive Vice President and
                                         Chief Financial Officer



                                          \s\ Patrick Sinks
                                         ----------------------------------
                                         Patrick Sinks
                                         Senior Vice President, Controller and
                                         Chief Accounting Officer

                                INDEX TO EXHIBITS
                                    (Item 6)

  Exhibit
  Number                   Description of Exhibit


     11                    Statement Re Computation of Net Income
                           Per Share

     27                    Financial Data Schedule