Form 10-K
period 2000-12-31
MGIC INVESTMENT CORP
filed 2001-03-30
CIK 876437

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 1-10816
                                                -------

                           MGIC Investment Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Wisconsin                                39-1486475
 -------------------------------          -----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin          53202
----------------------------------------------------------        ---------
      (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   (414) 347-6480
                                                   -----------------

           Securities Registered Pursuant to Section 12(b) of the Act:

          Title of Each Class:          Common Stock, Par Value $1 Per Share
                                        Common Share Purchase Rights

          Name of Each Exchange
          on Which Registered:          New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:

          Title of Class:               None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 1, 2001: $5.6 billion*

----------------
* Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by The Northwestern Mutual Life Insurance Company and by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 1, 2001: 106,858,747.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

                                                Part and Item Number of
                                                Form 10-K Into Which
Document                                        Incorporated
--------                                        ------------

1. Information from 2000 Annual Report to       Item 1 of Part I
   Shareholders (for Fiscal Year                Items 5 through 8 of Part II
   Ended December 31, 2000)

2. Proxy Statement for the 2001 Annual          Items 10 through 13 of Part III
   Meeting of Shareholders

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

                                     Part I
                                     ------

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

B.  The MGIC Book

     Types of Product

     In general, there are two principal types of private mortgage insurance:
"primary" and "pool."

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

     The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in MGIC's records) and primary risk in force (the coverage percentage applied to the unpaid principal balance), for insurance that has been written by MGIC (the "MGIC Book") as of the dates indicated:

                       Primary Insurance and Risk In Force

                                              December 31,
                          ------------------------------------------------------
                            2000      1999       1998         1997       1996
                            ----      ----       ----         ----       ----
                                              (In millions of dollars)
Direct Primary
Insurance In Force.....   $160,192  $147,607    $137,990    $138,497   $131,397

Direct Primary
Risk In Force..........    $39,090   $35,623     $32,891     $32,175    $29,308

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

     The following table shows new insurance written during the last four years for 95s with 30% coverage and for 90s with 25% coverage:

          Coverage Categories as a Percentage of New Insurance Written

                                            Year Ended December 31
                   -------------------------------------------------------------
LTV/
Coverage                2000          1999           1998             1997
----------------        ----          ----           ----             ----

95 / 30%                32.2%         32.0%          33.9%            38.7%

90 / 25%                29.6%         34.7%          38.6             39.1%
                        -----         -----          ----             -----
          Total          61.8%         66.7%         72.5%            77.8%

The Company expects the aggregate percentage of its new insurance written with 95/30% and 90/25% coverage will continue to decline in response to the GSEs changed mortgage insurance requirements.

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

     In partnership with mortgage insurers, the GSEs are also offering programs under which, on delivery of an insured loan to a GSE, the primary coverage is restructured to an initial shallow tier of coverage followed by a second tier that is subject to an overall loss limit and, depending on the program, compensation may be paid to the GSE reflecting services or other benefits realized by the mortgage insurer from the coverage conversion. Lenders receive guaranty fee relief from the GSEs on mortgages delivered with these restructured coverages.

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

     Under the federal Homeowners Protection Act (the "HPA") a borrower has the right to stop paying premiums for private mortgage insurance on loans closed after July 28, 1999 secured by a property comprised of one dwelling unit that is the borrower's primary residence when certain LTV ratio thresholds determined by the value of the home at loan origination and other requirements are met. In general, a borrower may stop making mortgage insurance payments when the LTV ratio is scheduled to reach 80% (based on the loan's amortization schedule established at loan origination) if the borrower so requests and if certain requirements relating to the borrower's payment history and the absence of junior liens and a decline in the property's value since origination are satisfied. In addition, a borrower's obligation to make payments for private mortgage insurance generally terminates regardless of whether a borrower so requests when the LTV ratio reaches 78% of the unpaid principal balance of the mortgage and the borrower is (or thereafter becomes) current in his mortgage payments. A borrower's right to stop paying for private mortgage insurance applies only to borrower paid mortgage insurance. The HPA requires that lenders give borrowers certain notices with regard to the cancellation of private mortgage insurance.

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

     When a borrower refinances an MGIC-insured mortgage loan by paying it off in full with the proceeds of a new mortgage, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of MGIC's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of primary risk written with respect to loans representing refinances was 18.0% in 2000 compared to 22.3% in 1999 and 25.6% in 1998.

     In addition to varying with the coverage percentage, MGIC's premium rates vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account the LTV, the loan type (fixed payment versus non-fixed payment) and mortgage term and, for subprime loans, where the borrower's credit score falls within a range of credit scores. In general, subprime loans are mortgages that would not meet the standard underwriting guidelines of Fannie Mae and Freddie Mac for prime mortgages due to credit quality, documentation, or other factors, such as in a refinance transaction exceeding a specified increase in the amount of mortgage debt due to cash being paid to the borrower.

     Premium rates cannot be changed after the issuance of coverage. Because the Company believes that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, MGIC generally utilizes a nationally based, rather than a regional or local, premium rate policy.

     The borrower's mortgage loan instrument may require the borrower to pay the mortgage insurance premium ("borrower paid mortgage insurance") or there may be no such requirement imposed on the borrower, in which case the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage ("lender paid mortgage insurance"). Almost all of MGIC's primary insurance in force and new insurance written, other than through bulk transactions, is borrower paid mortgage insurance.

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

     During each of the last three years, the monthly premium plan represented more than 90% of MGIC's new insurance written. The annual premium plan represented substantially all of the remaining new insurance written.

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

     During the first quarter of 1997, the Company began writing pool insurance generally covering fixed-rate, 30-year mortgage loans delivered to Freddie Mac and Fannie Mae ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool risk written during 2000 was $345 million and was $564 million in 1999. New pool risk written during these years was virtually all agency pool insurance, with the remaining risk written associated with loans insured under state housing finance programs. Net (giving effect to external reinsurance) MGIC Book pool risk in force at December 31, 2000 was $1.5 billion compared to $1.4 billion and $0.9 billion at December 31, 1999 and 1998, respectively.

     For a discussion of litigation brought as a nationwide class action alleging that MGIC violated the Real Estate Settlement Procedures Act ("RESPA") by providing agency pool insurance and entering into other transactions with lenders that were not properly priced (the "RESPA Litigation"), see Item 3 "Legal Proceedings." The proposed settlement of the RESPA Litigation, which has been preliminarily approved by the Court, includes an injunction that specifies the basis on which agency pool insurance may be provided in compliance with RESPA.

     In a February 1, 1999 circular addressed to all mortgage guaranty insurers licensed in New York, the New York Department of Insurance ("NYID") advised that "significantly underpriced" agency pool insurance would violate the provisions of New York insurance law that prohibit mortgage guaranty insurers from providing lenders with inducements to obtain mortgage guaranty business. The NYID circular does not provide standards under which the NYID will evaluate whether agency pool insurance is "significantly underpriced." In response to subsequent inquiries from the NYID, MGIC provided various information about agency pool insurance to the NYID. In a January 31, 2000 letter addressed to all mortgage guaranty insurers licensed in Illinois, the Illinois Department of Insurance advised that providing pool insurance at a "discounted or below market premium" in return for the referral of primary mortgage insurance would violate Illinois law.

     Captive Mortgage Reinsurance. MGIC's products include captive mortgage reinsurance in which an affiliate of a lender reinsures a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. Approximately 21% of MGIC's primary risk in force at December 31, 2000 was subject to captive mortgage reinsurance and other similar arrangements compared to approximately 15% at year-end 1999. The complaint in the RESPA Litigation alleges that MGIC pays "inflated" captive mortgage reinsurance premiums in violation of RESPA. The proposed settlement includes an injunction that specifies the basis on which captive mortgage reinsurance may be provided in compliance with RESPA.

     Other Reinsurance. At December 31, 2000, disregarding reinsurance under captive structures, less than 5% of MGIC's insurance in force was reinsured. Reinsuring against possible loan losses does not discharge MGIC from liability to a policyholder; however, the reinsurer agrees to indemnify MGIC for the reinsurer's share of losses incurred.

     Bulk Transactions

     Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which loans in an existing portfolio are insured in a single, bulk transaction. Generally, in bulk transactions, the individual loans in the insured portfolio are insured to specified levels of coverage and there is an aggregate loss limit applicable to all of the insured loans. Bulk transaction are frequently effected in connection with the securitization of mortgage loans by securitizers other than the GSEs. The premium in a bulk transaction is based on the mortgage insurer's evaluation of the overall risk of the insured loans included in the transaction and is negotiated with the securitizer or other owner of the loans. Most of the subprime loans insured by MGIC in 2000 were insured in bulk transactions.

     Customers

     Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders have historically determined the placement of mortgage insurance written on flow basis and as a result are the customers of MGIC. To obtain primary insurance from MGIC written on flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy ("Master Policy") from MGIC. MGIC had approximately 12,000 master policyholders at December 31, 2000 (not including policies issued to branches and affiliates of large lenders). In 2000, MGIC issued coverage on mortgage loans for approximately 4,200 of its master policyholders. MGIC's top 10 customers generated 36.2% of its new insurance written in 2000, compared to 32.5% in 1999 and 33.7% in 1998. These percentages do not include new insurance written in subprime bulk transactions.

     Sales and Marketing and Competition

     Sales and Marketing. MGIC sells its insurance products through its own employees, located throughout the United States. At December 31, 2000, MGIC had 27 underwriting centers located in 19 states and in Puerto Rico.

     Competition. MGIC and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration ("VA"). These agencies sponsor government-backed


                                      -9
mortgage insurance programs, which during 2000 accounted for approximately 41% (compared to approximately 48% during 1999) of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. See "Regulation, Indirect Regulation" below. Loans insured by the FHA and the VA cannot exceed maximum principal amounts which are determined by a percentage of the conforming loan limit (which is the annually adjusted maximum unpaid principal amount of loans that can be purchased by Fannie Mae and Freddie
Mac). For 2000, the maximum FHA and VA loan amount for homes with one dwelling unit in "high cost" areas may be as high as $239,250 compared to $219,849 in 1999.

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

     The private mortgage insurance industry currently consists of eight active mortgage insurers and their affiliates; one of the eight is a joint venture in which a mortgage insurer is one of the joint venturers. The names of these mortgage insurers are listed in "Management's Discussion and Analysis--Risk Factors" in Exhibit 13 to this Annual Report on Form 10-K. For 1995 and subsequent years, MGIC has been the largest private mortgage insurer based on new primary insurance written (with a market share of 24.5% in 2000, 24.3% in 1999 and 23.1% in 1998) and at December 31, 2000, MGIC
also had the largest book of direct primary insurance in force. As a result of bulk transactions, quarterly market share in 2000 reflected greater volatility than in the past, a circumstance that may continue in 2001.

     The private mortgage insurance industry is highly competitive and, in recent years, the dynamics of industry competition have undergone significant change. The Company believes it competes with other private mortgage insurers for flow business principally on the basis of programs involving agency pool insurance, captive mortgage reinsurance and other similar structures involving lenders; the provision of contract underwriting and related fee-based services to lenders; the provision of other products and services that meet lender needs for underwriting risk management, affordable housing, loss mitigation, capital markets and training support; the strength of MGIC's management team and field organization; and the effective use of technology and innovation in the delivery and servicing of MGIC's insurance products. The Company believes MGIC's additional competitive strengths, compared to other private insurers, are its customer relationships, name recognition, reputation and the depth of its database covering loans it has insured.

     The complaint in the RESPA Litigation alleges, among other things, that agency pool insurance, captive mortgage reinsurance and contract underwriting as provided by the Company violate RESPA. The proposed settlement includes an injunction that specifies the basis on which these products and services may be provided in compliance with RESPA.

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

     If the risk-based capital stress test for the GSEs proposed in March 1999 by the Office of Federal Housing Enterprise Oversight ("OFHEO") as finally adopted gives more capital credit to mortgage insurance provided by a "AAA"-rated insurer (as discussed under "Regulation--Direct Regulation" below, MGIC's claims-paying ability is rated "AA+"), the availability of "AAA" capacity or the provision of equivalent coverage would likely become a competitive factor among mortgage insurers. See "Management's Discussion and Analysis--Results of Consolidated Operations--2000 Compared with 1999--Other Matters" in Exhibit 13 hereof for additional information about the proposed OFHEO stress test.

     Contract Underwriting and Related Services

     The Company performs contract underwriting services for lenders in which the Company judges whether the data relating to the borrower and the loan contained in the lender's mortgage loan application file comply with the lender's loan underwriting guidelines. The Company also provides an interface to submit such data to the automated underwriting systems of the GSEs, which independently judge the data. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. A material portion of the Company's new insurance written in recent years involved loans for which the Company provided contract underwriting services. The complaint in the RESPA Litigation alleges, among other things, that the pricing of contract underwriting provided by the Company violates RESPA. The proposed settlement specifies the basis on which contract underwriting may be provided in compliance with RESPA.

     Risk Management

     Risk Management Approach. MGIC evaluates four major elements of risk:

     o Individual Loan and Borrower. Except to the extent its delegated underwriting program is being utilized or for loans approved by the automated underwriting services of the GSEs (see "Delegated Underwriting and GSE Automated Underwriting Approvals" below), MGIC evaluates insurance applications based on its analysis of the borrower's ability to repay the mortgage loan and the characteristics and value of the property. The analysis of the borrower includes reviewing the borrower's FICO credit score, as reported by credit reporting agencies, as well as the borrower's housing and total debt ratios. In the case of delegated underwriting, compliance with program parameters is monitored by periodic audits of delegated business.

     o Geographic Market. MGIC places significant emphasis on the condition of the housing markets around the nation in determining its underwriting policies.

     o Product. The type of mortgage instrument that the borrower selects and the purpose of the loan are important factors in MGIC's analysis of mortgage default risk. MGIC analyzes four general characteristics of the product to quantify this risk evaluation: (i) LTV ratio; (ii) type of loan instrument; (iii) type of property; and (iv) purpose of the loan. In addition to its underwriting guidelines (as referred to below), pricing is MGIC's principal method used to manage these risks. Loans with higher LTV ratios generally have a higher premium, as do instruments such as ARMs with an initial interest period of less than five years and loans with a maturity longer than fifteen years.

     o Mortgage Lender. MGIC evaluates from time to time its major customers and the performance of their business which MGIC has insured.

     The Company believes that, excluding other factors, the claim incidence for 95s is substantially higher than for 90s or loans with lower LTV ratios; for loans with LTVs greater than 95 (which include loans with LTVs of up to 103) is substantially higher than for 95s; for ARMs during a prolonged period of rising interest rates would be substantially higher than for fixed rate loans; for loans in which the original loan amount exceeds the conforming loan limit is higher than for loans where such amount is below the conforming loan limit; and for loans with lower FICO credit scores (which include subprime loans) is higher than for loans with higher FICO credit scores. MGIC charges higher premium rates to reflect the increased risk of claim incidence that it perceives is associated with a loan. However, there can be no assurance that MGIC's premium rates adequately reflect the increased risk, particularly in a period of economic recession.

     There are also other types of loan characteristics relating to the individual loan or borrower which affect the risk potential for a loan. The presence of a number of higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to lower the risk.

     Underwriting Process. To obtain primary insurance on a specific mortgage loan for which delegated underwriting is not being used, a master policyholder typically submits an application to MGIC, supported by various documents, if required by MGIC. MGIC utilizes national underwriting guidelines to evaluate the potential risk of default on mortgage loans submitted for insurance coverage. These guidelines generally are consistent with Fannie Mae and Freddie Mac underwriting guidelines and take into account the applicable premium rates charged by MGIC and the loss experience of the private mortgage insurance industry, as well as the initiatives to expand home ownership opportunities undertaken by Fannie Mae and Freddie Mac. MGIC's underwriters have discretionary authority to insure loans which deviate in one or more respects from MGIC's underwriting guidelines. In most such cases, offsetting underwriting strengths must be identified.

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

     Delegated Underwriting and GSE Automated Underwriting Approvals. Delegated underwriting is a program whereby approved lenders are allowed to commit MGIC to insure loans utilizing their MGIC-approved underwriting guidelines and underwriting evaluation. For delegated loans insured on a flow basis, while MGIC does not underwrite on a loan-by-loan basis the credit of the borrower, the value of the property, or other factors which it normally considers in its underwriting decision, it does audit on a regular basis a sample of the loans insured. Loans insured in bulk transactions are categorized as delegated underwritten loans. For these loans, the audit is conducted prior to the commitment for the insurance and includes other procedures for certain loans that are not audited.

     At December 31, 2000, MGIC's delegated underwriting program involved approximately 580 lenders, including all of MGIC's top twenty customers. Loans insured under MGIC's delegated underwriting program accounted for approximately 37.4% of MGIC's total risk in force at December 31, 2000. The percentage of new risk written by delegated underwriters increased to 46.8% in 2000 from 38.4% in 1999 (this increase is principally due to loans insured in bulk transactions) and was 36.2% in 1998.

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

     Past Industry Losses; Defaults; and Claims

     Past Industry Losses. The private mortgage insurance industry experienced substantial unanticipated incurred losses in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed (particularly on pool insurance). These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (i) severe regional recessions and attendant declines in property values in the nation's energy producing states; (ii) the development by lenders of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (iii) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.

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

     The following table shows the number of primary and pool loans insured in the MGIC Book, including for new insurance written in 2000 and 1999 on loans classified by MGIC as subprime loans, the related number of loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                      Default Statistics for the MGIC Book
                                                                             December 31,
                                         --------------------------------------------------------------------------------------
                                             2000               1999            19981)            1997(1)            1996(1)
                                             ----               ----            ------            -------            -------
PRIMARY INSURANCE
     Insured loans in force ...            1,448,348          1,370,020       1,320,994         1,342,976          1,299,038

     Loans in default .........               37,422             29,761          29,253            28,493             25,034

     Percentage of loans in default
     (default rate) ...........                2.58%              2.17%           2.21%             2.12%              1.93%

     Loans in default excluding
     subprime loans............               29,226             27,055           -                 -                  -

     Percentage of loans in default
     excluding subprime loans. .               2.16%              2.03%           -                 -                  -

     Subprime loans in force...               94,682             36,599           -                 -                  -

     Subprime loans in default.                8,196              2,706           -                 -                  -

     Subprime percentage of loans in
     default (default rate)....                8.66%              7.39%           -                 -                  -

POOL INSURANCE
     Insured loans in force ...            1,360,059          1,181,512         899,063           374,378             19,123

     Loans in default .........               18,209             11,638           6,524             2,174                855

     Percentage of loans in default
     (default rate) ...........                1.34%              0.99%           0.73%             0.58%              4.47%

(1)Information relating to defaults excluding subprime loans and to subprime defaults in 1996--1998 is not presented and is not material.

     The default rate for primary loans excluding subprime loans has generally increased due to an increase in the risk profile of loans insured in late 1994 and the first half of 1995 and the continued maturation of MGIC's insurance in force. The default rate for subprime loans reflects the higher default rate associated with such loans. The number of pool insurance loans in force increased at December 31, 1997-2000 as a result of agency pool insurance writings, and the number of pool insurance loans in default at those dates increased due to the increase in pool insurance in force and the aging of the loans in the pools. The percentage of pool insurance loans in default decreased from 1996 to 1997 as a result of the increase in pool insurance in force and increased from 1997 to 2000 due to the aging of the loans in the pools.

     Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book's primary loans in default by MGIC region at the dates indicated:

                 Default Rates for Primary Insurance By Region*

                                Dec. 31           Dec. 31            Dec. 31
                                  2000              1999               1998
                                  ----              -----              ----

MGIC REGION:
New England.............         1.84%             1.60%              1.78%
Northeast...............         3.15              3.02               3.05
Mid-Atlantic............         2.69              2.19               2.28
Southeast...............         2.72              2.24               2.23
Great Lakes.............         2.68              2.09               1.89
North Central...........         2.22              1.85               1.91
South Central...........         2.56              2.00               2.00
Plains..................         1.98              1.40               1.40
Pacific.................         2.63              2.42               2.73

   National.............         2.58%             2.17               2.21%
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

     Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future and MGIC expects that the peak claim period for subprime loans will occur earlier than for prime loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 2000, 66.8% of the MGIC Book primary insurance in force had been written during 1998, 1999 and 2000, although a portion of such insurance arose from the refinancing of earlier originations.

     In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $18,977 for 2000 as compared to $19,444 in 1999, reflecting the decline in the number of claims paid from certain high cost regions of the country.

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

     The Company's reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is a difficult process. Economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree.

     For a further information about loss reserves, see Note 6 to the consolidated financial statements of the Company, included in Exhibit 13 to this Annual Report on Form 10-K.

     Geographic Dispersion

     The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas ("MSAs") for the MGIC Book at December 31, 2000:

                       Dispersion of Primary Risk in Force

          Top 10 States                         Top 10 MSAs
          -------------                         -----------

      1.  California         11.2%         1.   Chicago               4.2%
      2.  Texas               6.3          2.   Los Angeles           3.0
      3.  Florida             5.7          3.   Washington, DC        2.7
      4.  Michigan            5.6          4.   Boston                2.6
      5.  Illinois            5.5          5.   Atlanta               2.6
      6.  Ohio                4.5          6.   Detroit               2.3
      7.  New York            4.4          7.   Philadelphia          2.0
      8.  Pennsylvania        4.1          8.   Phoenix               1.8
      9.  Georgia             3.3          9.   Houston               1.7
     10.  Wisconsin           3.1         10.   New York              1.6
                            -----                                 -------

               Total         53.7%                 Total            24.5%
                            =====                                  =====


     The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government's definition of an MSA.

     Insurance in Force by Policy Year

     The following table sets forth the dispersion of MGIC's primary insurance in force as of December 31, 2000, by year(s) of policy origination since MGIC began operations in 1985:

                    Primary Insurance In Force by Policy Year

                                  Primary
                                Insurance in             Percent of
     Policy Year                   Force                   Total
     -----------                   -----                 ----------
                          (In millions of dollars)

     1985-1994                   $ 22,316                   13.9%
     1995                           7,319                    4.6
     1996                           9,636                    6.0
     1997                          13,864                    8.7
     1998                          32,411                   20.2
     1999                          37,254                   23.3
     2000                          37,392                   23.3
                                   ------                   ----

       Total                     $160,192                  100.0%
                                 ========                  ======

     Product Characteristics of Risk in Force

     At December 31, 2000 and 1999, 95.9% and 95.8%, respectively, of MGIC's risk in force was primary insurance and the remaining risk in force was pool insurance. The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.

                    Characteristics of Primary Risk in Force
                                                           December 31,  December 31,
                                                                 2000           1999
                                                          ----------------------------
Direct Risk in  Force (Dollars in Millions):.............     $39,090       $35,623

Lender Concentration:
     Top 10 lenders......................................       28.8%         28.4%
     Top 20 lenders......................................       40.6%         39.7%

LTV: (1)
     100s(2).............................................        5.6%          4.5%
     95s.................................................       44.7          45.3
     90s(3)..............................................       47.0          49.8
     80s.................................................        2.7           0.4
                                                               -----         -----
         Total...........................................      100.0%        100.0%
                                                               =====         =====

Loan Type:
     Fixed(4)............................................       87.7%         89.8%
     ARM(5)..............................................       11.1           8.6
     Balloon(6)..........................................        1.2           1.5
     Other...............................................        0.0           0.1
                                                               -----         -----
         Total...........................................      100.0%        100.0%
                                                               =====         =====

Original Insured Loan Amount(7):
     Conforming loan limit and below.....................       90.8%         91.4%
     Non-conforming......................................        9.2           8.6
                                                               -----         -----
         Total...........................................      100.0%        100.0%
                                                               =====         =====

Mortgage Term:
     15-years and under..................................        3.6%          4.6%
     Over 15 years.......................................       96.4          95.4
                                                               -----         -----
         Total...........................................      100.0%        100.0%
                                                               =====         =====

Property Type:
     Single-family(8)....................................       93.9%         94.0%
     Condominium.........................................        5.8           5.7
     Other(9)............................................        0.3           0.3
                                                               -----         -----
         Total...........................................      100.0%        100.0%
                                                               =====         =====

Occupancy Status:
     Primary residence...................................       97.1%         97.7%
     Second home.........................................        1.5           1.4
     Non-owner occupied..................................        1.4           0.9
                                                               -----         -----
         Total...........................................      100.0%        100.0%
                                                               =====         =====
--------------------

(1) Loan-to-value represents the ratio (expressed as a percentage) of the dollar amount of the mortgage loan to the value of the property at the time the loan became insured. For purposes of the table, LTV ratios are classified as in excess of 95% ("100s"); in excess of 90% LTV and up to 95% LTV ("95s"); in excess of 80% LTV and up to 90% LTV ("90s"); and equal to or less than 80% LTV ("80s").

(2) Includes 97% to 100% LTV loans for year 2000. In 1999, the maximum LTV insured by MGIC was 97%.

(3) MGIC includes in its classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 2000 and 1999, 2.7% and 2.9%, respectively, of the primary risk in force consisted of these types of loans.

(4) Includes fixed rate mortgages with temporary buydowns (where in effect, the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan) and adjustable rate mortgages in which the initial interest rate is fixed for at least five years.

(5) Includes ARMs where payments adjust fully with interest rate adjustments. Also includes ARMs with negative amortization, which at December 31, 2000 and 1999, represented 1.2% and 1.1%, respectively, of primary risk in force. Does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2000 and 1999, ARMs with LTVs in excess of 90% represented 3.2% and 7.0%, respectively, of primary risk in force.

(6) Balloon payment mortgages are loans with a maturity, typically five to seven years, that is shorter than the loans' amortization period.

(7) Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual upward adjustment and was $252,700 for 2000 and $240,000 for 1999. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(8)  Includes townhouse-style attached housing with fee simple ownership.

(9)  Includes cooperatives and manufactured homes deemed to be real estate.


C.  Other Business

     The Company, through subsidiaries, provides various mortgage services for the mortgage finance industry, such as contract underwriting, portfolio retention and secondary marketing of mortgage-related assets. At December 31, 2000, the Company also owned approximately 46% of Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and approximately 46% of Sherman Financial Group LLC, joint ventures with senior management of the joint ventures and Enhance Financial Services Group Inc. (which was acquired in February 2001 by Radian Guaranty Inc., the parent of a competitor of MGIC), and approximately 46% of Customers Forever LLC, a joint venture with senior management of the joint venture and Marshall & Ilsley Corporation. For further information about these joint ventures, see "Management's Discussion and Analysis--Results of Consolidated Operations--2000 Compared to 1999" and Note 8 to the consolidated financial statements of the Company, both of which are included in Exhibit 13 to this Annual Report on Form 10-K. The revenues recognized from these mortgage services operations, other non-insurance services and the joint ventures represented 3.6% and 4.8% of the Company's consolidated revenues in both 2000 and 1999, respectively.

     The Company's eMagic.com, LLC subsidiary, launched in January 2000, provides an Internet portal through which mortgage originators can access products and services of wholesalers, investors, and vendors necessary to make a home mortgage loan.

     In 1997, the Company, through subsidiaries, began insuring second mortgages, including home equity loans. New insurance written on second mortgages in both 1999 and 2000 was approximately $1.1 billion and was immaterial in 1998.


D.  Investment Portfolio

     Policy and Strategy

     Cash flow from the Company's investment portfolio represented approximately 36% of its total cash flow from operations during 2000. Approximately 79% of the Company's long-term investment portfolio is managed by a subsidiary of The Northwestern Mutual Life Insurance Company, although the Company maintains overall control of investment policy and strategy. The Company maintains direct management of the remainder of its investment portfolio.

     The Company's current policies emphasize preservation of capital, as well as total return. Therefore, the Company's investment portfolio consists almost entirely of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity commensurate with its perceived business outlook and the expected timing, direction and degree of changes in interest rates. The Company's investment policies in effect at December 31, 2000 limited investments in the securities of a single issuer (other than the U.S. government and its agencies) and generally did not permit purchasing fixed income securities rated below "A."

     At December 31, 2000, based on amortized cost, approximately 98.4% of the Company's total fixed income investment portfolio was invested in securities rated "A" or better, with 66.5% which were rated "AAA" and 23.0% which were rated "AA," in each case by at least one nationally recognized securities rating organization.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     Investment Operations

     At December 31, 2000, the consolidated book value (which is equal to market value) of the Company's investment portfolio was approximately $3.5 billion. At December 31, 2000, municipal securities represented 71.7% of the market value of the total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 5.2%, 19.1%, 26.7% and 49.0%, respectively, of the total book value of the Company's investment in debt securities. The Company's net pre-tax investment income was $178.5 million for the year ended December 31, 2000. At December 31, 2000, the Company's after-tax yield of 4.9% for the year which was comparable to 1999.

     For further information concerning investment operations, see Note 4 to the consolidated financial statements of the Company, included in Exhibit 13 to this Annual Report on Form 10-K.

E.  Regulation

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

     In general, such regulation relates, among other things, to licenses to transact business; policy forms; premium rates; annual and other reports on financial condition; the basis upon which assets and liabilities must be stated; requirements regarding contingency reserves equal to 50% of premiums earned; minimum capital levels and adequacy ratios; reinsurance requirements; limitations on the types of investment instruments which may be held in an investment portfolio; the size of risks and limits on coverage of individual risks which may be insured; deposits of securities; limits on dividends payable; and claims handling. Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a discussion of a February 1, 1999 circular letter from the NYID and a January 31, 2000 letter from the Illinois Department of Insurance, see "The MGIC Book--Types of Product--Pool Insurance" and "--Captive Mortgage Reinsurance." For a description of limits on dividends payable, see Note 11 to the consolidated financial statements of the Company included in Exhibit 13 to this Annual Report on Form 10-K.

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

     There can be no assurance that other federal laws and regulations affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry.


F.  Employees

     At December 31, 2000, the Company had 1,093 full- and part-time employees, of whom approximately 58% were assigned to its Milwaukee headquarters and 42% to its field offices. The number of employees given above does not include "on-call" employees. The number of "on-call" employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.

Item 2.  Properties.
-------------------

     At December 31, 2000, the Company leased office space in various cities throughout the United States under leases expiring between 2001 and 2006 and which required annual rentals of $2.7 million in 2000.

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

     In addition, on December 15, 2000, MGIC entered into an agreement to settle Downey et. al. v. MGIC, filed in May 2000 following the dismissal of a similar case filed in December, 1999, which is pending in Federal District Court for the Southern District of Georgia. The Court has preliminarily approved the settlement agreement, certified a nationwide class of borrowers and scheduled a hearing for June 15, 2001 to consider whether it should enter a final order approving the settlement. The Company has recorded a $23.2 million charge to cover the estimated costs of the settlement, including payments to borrowers. The settlement includes an injunction that prohibits certain practices and specifies the basis on which agency pool insurance, captive mortgage reinsurance, contract underwriting and other products may be provided in compliance with RESPA.

     The complaint in the case alleges that MGIC violated RESPA by providing agency pool insurance, captive mortgage reinsurance, contract underwriting and other products that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgment for the mortgage insurance found to be involved in a violation of RESPA. The complaint also seeks injunctive relief, including prohibiting MGIC from receiving future premium payments. If the Court does not enter a final order approving the settlement, the litigation will continue. In these circumstances, there can be no assurance that the ultimate outcome of the litigation will not materially affect the Company's financial position or results of operations.

     In February, 2001, a complaint entitled Moore v. Radian Group, Inc. et al. which seeks class action certification on behalf of a nationwide class of home mortgage borrowers, was filed in Federal District Court for the Eastern District of Texas against Radian Guaranty, Inc., Norwest Financial Services, Inc., their respective corporate parents, John Doe Lenders I-X and John Doe PMI Carriers I-X. The complaint alleges that the named and unnamed defendants violated RESPA by providing agency pool insurance that was not properly priced in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the charge paid by the class members for their mortgage insurance settlement services and also seeks injunctive relief, including prohibiting the defendants from receiving further premium payments. The Company has not been served with the complaint in this action nor has it been named as a defendant.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

                               Executive Officers

     Certain information with respect to the Company's executive officers as of March 1, 2001 is set forth below:

Name and Age                                   Title
------------                                   -----

Curt S. Culver, 48.............. President and Chief Executive Officer of the
                                 Company and MGIC; Director of the Company and MGIC

J. Michael Lauer, 56............ Executive Vice President and Chief Financial
                                 Officer of the Company and MGIC

James S. MacLeod, 53............ Executive Vice President--Field Operations of
                                 MGIC

Lawrence J. Pierzchalski, 48.... Executive Vice President--Risk Management of
                                 MGIC

Lou T. Zellner, 50.............. Executive Vice President--Corporate Development
                                 of MGIC

Jeffrey H. Lane, 51............. Senior Vice President, General Counsel and
                                 Secretary of the Company and MGIC


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

     Mrs. Zellner has served as Executive Vice President-Corporate Development of MGIC since January 1999. Prior thereto, she was a senior officer of MGIC since 1986 having responsibility at various times during her career with MGIC for corporate development, non-insurance operations, claims and reinsurance. From 1983--1986, Mrs. Zellner was Wisconsin Deputy Commissioner of Insurance.

         Mr. Lane has served as Senior Vice President, General Counsel and Secretary of the Company and MGIC since August 1996. For more than five years prior to his joining the Company, Mr. Lane was a partner of Foley & Lardner, a law firm headquartered in Milwaukee, Wisconsin.

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------   ---------------------------------------------------------------------

          The information set forth under the caption "MGIC Stock" in Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference.

Item 6.   Selected Financial Data.
------    -----------------------

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
-------   ----------------------------------------------------------

          The information set forth in the second paragraph under the caption "Management's Discussion and Analysis - Financial Condition," in the fourth to last paragraph under the caption "Management's Discussion and Analysis - Liquidity and Capital Resources," and in Note 5 of the Notes to the consolidated financial statements, all in Exhibit 13 to this Annual Report on Form 10-K, is hereby incorporated by reference in answer to this Item.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

          The consolidated statements of operations, of shareholders' equity and of cash flows for each of the years in the three-year period ended December 31, 2000, and the related consolidated balance sheet of the Company as of December 31, 2000 and 1999, together with the related notes thereto and the report of independent accountants, as well as the unaudited quarterly financial data, all set forth in Exhibit 13 to this Annual Report on Form 10-K, are hereby incorporated by reference in answer to this Item.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    ---------------------------------------------------------------
          Financial Disclosure.
          ---------------------

                   None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

          This information (other than for executive officers) is included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

Item 11.  Executive Compensation.
-------   ----------------------

          This information is included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders and, other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission, is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

          This information is included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

          This information is included in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, and is hereby incorporated by reference.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  ----------------------------------------------------------------

          (a)  1.   Financial statements. The financial statements listed in the
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

          (b)  Reports on Form 8-K

               Reports on Form 8-K - During the quarter ended December 31, 2000, Current Reports on Form 8-K were filed to report information under Item 5, Other Information, on October 10, 2000, October 18, 2000 and November 20, 2000.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                        ---------------------------------

                              [Item 14(a) 1 and 2]


Consolidated Financial Statements (all contained in Exhibit 13 to this Annual Report on Form 10-K)

Consolidated statement of operations for each of the three years in the period ended December 31, 2000

Consolidated balance sheet at December 31, 2000 and 1999

Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 2000

Consolidated statement of cash flows for each of the three years in the period ended December 31, 2000

Notes to consolidated financial statements

Report of independent accountants



Financial Statement Schedules (all contained immediately following the signature page to this Annual Report on Form 10-K)

Report of independent accountants on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2000:

Schedule I  -- Summary of investments, other than investments in related parties

Schedule II -- Condensed financial information of Registrant

Schedule IV -- Reinsurance

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

MGIC INVESTMENT CORPORATION


By   /s/ Curt S. Culver
     -----------------------------------------
     Curt S. Culver
     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title
--------------


/s/ Curt S. Culver                            /s/ David S. Engelman
--------------------------------------        ---------------------------------
Curt S. Culver                                David S. Engelman, Director
President, Chief Executive Officer
 and Director
                                              /s/ James D. Ericson
                                              ---------------------------------
                                              James D. Ericson, Director


/s/ J. Michael Lauer                          /s/ Kenneth M. Jastrow, II
--------------------------------------        ---------------------------------
J. Michael Lauer                              Kenneth M. Jastrow, II, Director
Executive Vice President and
  Chief Financial Officer                     /s/ Daniel P. Kearney
(Principal Financial Officer)                 ---------------------------------
                                              Daniel P. Kearney, Director


/s/ Patrick Sinks                             /s/ Sheldon B. Lubar
--------------------------------------        ---------------------------------
Patrick Sinks                                 Sheldon B. Lubar, Director
Senior Vice President, Controller and
 Chief Accounting Officer                     /s/ William A. McIntosh
 (Principal Accounting Officer)               ----------------------------------
                                              William A. McIntosh, Director


/s/ James A. Abbott                           /s/ Leslie M. Muma
--------------------------------------        ---------------------------------
James A. Abbott, Director                     Leslie M. Muma, Director


/s/ Mary K. Bush                              /s/ Edward J. Zore
--------------------------------------        ---------------------------------
Mary K. Bush, Director                        Edward J. Zore, Director


/s/ Karl E. Case
--------------------------------------
Karl E. Case, Director

                      Report of Independent Accountants on
                          Financial Statement Schedules

  To the Board of Directors
  of MGIC Investment Corporation:

  Our audits of the consolidated financial statements referred to in our report dated January 9, 2001 appearing in the 2000 Annual Report to Shareholders of MGIC Investment Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PRICEWATERHOUSECOOPERS LLP

  Milwaukee, Wisconsin
  January 9, 2001

                                                 MGIC INVESTMENT CORPORATION

                                            SCHEDULE I - SUMMARY OF INVESTMENTS -
                                          OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                      December 31, 2000
                                                                                                                 Amount at
                                                                  Amortized              Market               which shown in
             Type of Investment                                      Cost                 Value              the balance sheet
             ------------------                                -----------------    -----------------        ------------------
                                                                                  (In thousands of dollars)
Fixed maturities:
   Bonds:
       United States Government and government
           agencies and authorities                            $        220,168     $        225,609          $        225,609
       States, municipalities and political subdivisions              2,382,766            2,488,316                 2,488,316
       Foreign governments                                               13,958               14,586                    14,586
       Public utilities                                                  51,885               49,893                    49,893
       All other corporate bonds                                        513,286              520,157                   520,157
                                                               -----------------    -----------------         -----------------
           Total fixed maturities                                     3,182,063            3,298,561                 3,298,561

Equity securities:
   Common stocks:
       Banks, trust and insurance companies                               1,333                2,090                     2,090
       Industrial, miscellaneous and all other                           20,570               19,952                    19,952
                                                               -----------------    -----------------         -----------------
           Total equity securities                                       21,903               22,042                    22,042
                                                               -----------------    -----------------         -----------------

Short-term investments                                                  151,592              151,592                   151,592
                                                               -----------------    -----------------         -----------------
           Total investments                                   $      3,355,558     $      3,472,195          $      3,472,195
                                                               =================    =================         =================


                                                 MGIC INVESTMENT CORPORATION

                                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                   CONDENSED BALANCE SHEET
                                                     PARENT COMPANY ONLY
                                                  December 31, 2000 and 1999
                                                                                 2000                1999
                                                                                 ----                ----
                                                                                (In thousands of dollars)
ASSETS
Investment portfolio, at market value:
   Fixed maturities                                                         $        1,373      $       12,729
   Short-term investments                                                            8,172               1,663
                                                                            ---------------     ---------------
       Total investment portfolio                                                    9,545              14,392

Investment in subsidiaries, at equity in net assets                              2,854,667           2,183,599
Income taxes receivable - affiliates                                                 1,167               4,518
Accrued investment income                                                               19                 209
Other assets                                                                        10,094                 958
                                                                            ---------------     ---------------
        Total assets                                                        $    2,875,492      $    2,203,676
                                                                            ===============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Long-term debt                                                           $      397,364      $      425,000
   Other liabilities                                                                13,246               2,687
                                                                            ---------------     ---------------
        Total liabilities                                                          410,610             427,687
                                                                            ---------------     ---------------
Shareholders' equity (note B):
   Common stock, $1 par value, shares authorized
       300,000,000; shares issued 121,110,800;
       outstanding 2000 - 106,825,758; 1999 - 105,798,034                          121,111             121,111
   Paid-in surplus                                                                 207,882             211,593
   Treasury stock (shares at cost, 2000 - 14,285,042;
       1999 - 15,312,766)                                                         (621,033)           (665,707)
   Accumulated other comprehensive income - unrealized appreciation
       (depreciation) in investment portfolio of subsidiaries, net of tax           75,814             (40,735)
   Retained earnings                                                             2,681,108           2,149,727
                                                                            ---------------     ---------------
       Total shareholders' equity                                                2,464,882           1,775,989
                                                                            ---------------     ---------------
       Total liabilities and shareholders' equity                           $    2,875,492      $    2,203,676
                                                                            ===============     ===============

See accompanying supplementary notes to Parent Company condensed financial statements.

                                                 MGIC INVESTMENT CORPORATION

                                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                              CONDENSED STATEMENT OF OPERATIONS
                                                     PARENT COMPANY ONLY
                                         Years Ended December 31, 2000, 1999 and 1998
                                                                   2000             1999            1998
                                                                   ----             ----            ----
                                                                         (In thousands of dollars)

Revenue:
   Equity in undistributed net income of subsidiaries          $      550,014   $    313,292    $    368,242
   Dividends received from subsidiaries                                11,091        169,650          28,394
   Investment income, net                                                 800          1,362           1,117
   Realized investment (losses) gains, net                               (659)          (216)            334
   Other income                                                             -              -               9
                                                               ---------------  -------------   -------------
       Total revenue                                                  561,246        484,088         398,096
                                                               ---------------  -------------   -------------

Expenses:
   Operating expenses                                                     735            312             180
   Interest expense                                                    28,759         20,402          18,624
                                                               ---------------  -------------   -------------
       Total expenses                                                  29,494         20,714          18,804
                                                               ---------------  -------------   -------------
Income before tax                                                     531,752        463,374         379,292
Credit for income tax                                                 (10,247)        (6,827)         (6,173)
                                                               ---------------  -------------   -------------
Net income                                                            541,999        470,201         385,465
                                                               ---------------  -------------   -------------
Other comprehensive income - unrealized
   investment gains (losses), net                                     116,549       (135,307)         10,587
                                                               ---------------  -------------   -------------
Comprehensive income                                           $      658,548   $    334,894    $    396,052
                                                               ===============  =============   =============

                                                 MGIC INVESTMENT CORPORATION

                                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                              CONDENSED STATEMENT OF CASH FLOWS
                                                     PARENT COMPANY ONLY
                                         Years Ended December 31, 2000, 1999 and 1998
                                                                       2000              1999             1998
                                                                       ----              ----             ----
                                                                             (In thousands of dollars)
Cash flows from operating activities:
   Net income                                                     $       541,999   $     470,201    $     385,465
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Equity in undistributed net income of subsidiaries            (550,014)       (313,292)        (368,242)
           Decrease (increase)  in income taxes receivable                  3,351          (4,259)          18,653
           Decrease (increase) in accrued investment income                   190            (182)             197
           Increase (decrease) in other liabilities                        10,559          (1,517)             939
           (Increase) decrease in other assets                             (9,136)           (110)            (839)
           Other                                                           29,005          (1,916)          16,633
                                                                  ----------------  --------------   --------------
Net cash provided by operating activities                                  25,954         148,925           52,806
                                                                  ----------------  --------------   --------------

Cash flows from investing activities:
   Transactions with subsidiaries                                          (5,050)         67,801                -
   Purchase of fixed maturities                                           (10,500)        (14,448)            (500)
   Sale of fixed maturities                                                21,920           1,843           10,901
                                                                     -------------    ------------     ------------
Net cash provided by investing activities                                   6,370          55,196           10,401
                                                                  ----------------  --------------   --------------

Cash flows from financing activities:
   Dividends paid to shareholders                                         (10,618)        (10,825)         (11,243)
   Proceeds from issuance of long-term debt                               309,079          43,000          262,000
   Repayment of long-term debt                                           (336,751)        (60,000)         (57,500)
   Reissuance of treasury stock                                            18,699           3,912            6,953
   Repurchase of common stock                                              (6,224)       (200,533)        (246,840)
                                                                  ----------------  --------------   --------------
Net cash used in financing activities                                     (25,815)       (224,446)         (46,630)
                                                                  ----------------  --------------   --------------
Net increase (decrease) in cash and short-term investments                  6,509         (20,325)          16,577
Cash and short-term investments at beginning of year                        1,663          21,988            5,411
                                                                  ----------------  --------------   --------------
Cash and short-term investments at end of year                    $         8,172   $       1,663    $      21,988
                                                                  ================  ==============   ==============


See accompanying notes to Parent Company condensed financial statements.

                           MGIC INVESTMENT CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               PARENT COMPANY ONLY

                               SUPPLEMENTARY NOTES


Note A

     The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 14 through 29 of the MGIC Investment Corporation 2000 Annual Report to Shareholders.

Note B

     The Company's insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders' surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. In 2001, MGIC can pay $92.0 million of dividends and the other insurance subsidiaries of the Company can pay $7.1 million of dividends without such regulatory approval.

     Certain of the Company's non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company's ability to pay dividends.

     In 2000, 1999 and 1998, the Company paid dividends of $10.6 million, $10.8 million and $11.2 million, respectively, or $0.10 per share.

                                            MGIC INVESTMENT CORPORATION

                                             SCHEDULE IV - REINSURANCE

                                         MORTGAGE INSURANCE PREMIUMS EARNED
                                    Years Ended December 31, 2000, 1999 and 1998

                                                                           Assumed                          Percentage
                                                         Ceded to           From                            of Amount
                                         Gross            Other             Other             Net           Assumed to
                                        Amount          Companies         Companies         Amount             Net
                                     --------------    -------------    --------------   --------------    -------------
                                                                 (In thousands of dollars)

Year ended December 31,
           2000                      $     939,981     $     50,889     $         999    $     890,091             0.1%
                                     ==============    =============    ==============   ==============

           1999                      $     819,485     $     28,346     $       1,442    $     792,581             0.2%
                                     ==============    =============    ==============   ==============

           1998                      $     770,775     $     17,161     $       9,670    $     763,284             1.3%
                                     ==============    =============    ==============   ==============


                                INDEX TO EXHIBITS
                                -----------------

                                  [Item 14(a)3]

Exhibit
Numbers   Description of Exhibits
-------   -----------------------

3.1       Articles of Incorporation, as amended.(1)

3.2       Amended and Restated Bylaws. (2)

4.1       Article 6 of the Articles of Incorporation (included within Exhibit
          3.1)

4.2       Amended and Restated Bylaws (included as Exhibit 3.2)

4.3 Rights Agreement, dated as of July 22, 1999, between MGIC Investment Corporation and Firstar Bank Milwaukee, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common shares(3)

4.4 Indenture, dated as of October 15, 2000, between MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee(4)

4.5 Officer's Certificate, dated as of October 17, 2000, executed and delivered in connection with the issuance and sale of MGIC Investment Corporation's 7-1/2% Senior Notes due 2005(5) [The Company is a party to separate Credit Agreements with different groups of financial institutions. These Credit Agreements are not being filed pursuant to Reg. S-K Item 602(b) (4) (iii) (A). The Company hereby agrees to furnish a copy of such Credit Agreements to the Commission upon its request.]

10.1 Common Stock Purchase Agreement between the Company and The Northwestern Mutual Life Insurance Company ("NML"), dated November 30, 1984(6)

Exhibit
Numbers   Description of Exhibits
-------   -----------------------

10.2 Amended and Restated Investment Advisory and Servicing Agreement between the Company and Northwestern Mutual Investment Services, Inc. ("NMIS"), dated December 5, 1997.(7) [Northwestern Mutual Investment Services, LLC has succeeded NMIS as a party to such Agreement.]

10.3      MGIC Investment Corporation 1991 Stock Incentive Plan.(8)

10.4      Two Forms of Stock Option Agreement under 1991 Stock Incentive
          Plan.(9)

10.5 Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.(10)

10.6      Executive Bonus Plan

10.7      Supplemental Executive Retirement Plan (11)

10.8 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(12)

10.9 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(13)

10.10 Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(14)

10.11 Form of MGIC Mortgage Guaranty Master Policy, in effect generally for insurance commitments issued beginning March 1, 1995, including the Master Policy Program Endorsement relating to delegated underwriting.(15)

10.12     Form of Key Executive Employment and Severance Agreement.(16)

11        Statement re: computation of per share earnings

13 Information from the 2000 Annual Report of the Company to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

21        List of Subsidiaries

23        Consent of PricewaterhouseCoopers LLP

Exhibit
Numbers   Description of Exhibits
-------   -----------------------

          Supplementary List of the above Exhibits which relate to management contracts or compensatory plans or arrangements.

10.3      MGIC Investment Corporation 1991 Stock Incentive Plan.

10.4      Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.

10.5 Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.

10.6      Executive Bonus Plan

10.7      Supplemental Executive Retirement Plan.

10.8 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.

10.9 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.10 Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.12     Form of Key Executive Employment and Severance Agreement

          The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: the Company's Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997 or 1999 (the "1993 10-K," "1994 10-K," "1997 10-K," and "1999 10-K," respectively); to the
Company's Quarterly Reports on Form 10-Q for the Quarters ended June 30, 1994, 1998 or 2000 (the "June 30, 1994 10-Q," "June 30, 1998 10-Q" and "June 30, 2000
10-Q," respectively); to the Company's registration Statement Form 8-A filed July 27, 1999 (the "8-A"); to the Company's Current Report on form 8-K dated October 17, 2000 (the "8-K"); or to the Company's Form S-1 Registration Statement (No. 33-41289) (the "S-1"). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

  (1)  Exhibit 3 to the June 30, 1998 10-Q.

  (2)  Exhibit 3.2 to the 1999 10-K.

  (3)  Exhibit 4.1 to the 8-A.

  (4)  Exhibit 4.1 to the 8-K.

  (5)  Exhibit 4.2 to the 8-K.

  (6)  Exhibit 10.1 to the S-1.

  (7)  Exhibit 10.5 to the 1997 10-K.

  (8)  Exhibit 10.7 to the 1999 10-K.

  (9)  Exhibit 10.9 to the 19999 10-K.

 (10)  Exhibit 10.10 to the 1999 10-K.

 (11)  Exhibit 10 to the June 30, 2000 10-Q.

 (12)  Exhibit 10.23 to the 1993 10-K.

 (13)  Exhibit 10.24 to the 1993 10-K.

 (14)  Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

 (15)  Exhibit 10.26 to the 1994 10-K.

 (16)  Exhibit 10.17 to the 1999 10-K.