Form 10-Q
period 2001-03-31
MGIC INVESTMENT CORP
filed 2001-05-14
CIK 876437

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended MARCH 31, 2001
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the transition period from __________ to __________
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

                    YES     X                     NO
                        --------                      -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS OF STOCK             PAR VALUE           DATE        NUMBER OF SHARES
  --------------             ---------           ----        ----------------
   Common stock                $1.00            4/30/01         107,115,367

                          MGIC INVESTMENT CORPORATION
                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

             Consolidated Balance Sheet as of
               March 31, 2001 (Unaudited) and December 31, 2000              3

             Consolidated Statement of Operations for the Three
               Months Ended March 31, 2001 and 2000 (Unaudited)              4

             Consolidated Statement of Cash Flows for the Three Months
               Ended March 31, 2001 and 2000 (Unaudited)                     5

             Notes to Consolidated Financial Statements (Unaudited)       6-11

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       12-23

Item 3.      Quantitative and Qualitative Disclosures About Market Risk     23

PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                               24

SIGNATURES                                                                  25

INDEX TO EXHIBITS                                                           26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                             March 31, 2001 (Unaudited) and December 31, 2000

                                                                            March 31,      December 31,
                                                                             2001              2000
                                                                        --------------     --------------
ASSETS                                                                     (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                                    $   3,507,277      $   3,298,561
    Equity securities                                                          21,772             22,042
    Short-term investments                                                    165,356            151,592
                                                                        --------------     --------------
      Total investment portfolio                                            3,694,405          3,472,195
Cash                                                                           14,192              5,598
Accrued investment income                                                      47,219             51,419
Reinsurance recoverable on loss reserves                                       34,576             33,226
Reinsurance recoverable on unearned premiums                                    8,720              8,680
Home office and equipment, net                                                 31,293             31,308
Deferred insurance policy acquisition costs                                    26,252             25,839
Investments in joint ventures                                                 139,413            138,838
Other assets                                                                   86,926             90,678
                                                                        --------------     --------------
      Total assets                                                      $   4,082,996      $   3,857,781
                                                                        ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
  Loss reserves                                                         $     606,972      $     609,546
  Unearned premiums                                                           169,169            180,724
  Short-and long-term debt (note 2)                                           388,789            397,364
  Other liabilities                                                           284,675            205,265
                                                                        --------------     --------------
      Total liabilities                                                     1,449,605          1,392,899
                                                                        --------------     --------------
Contingencies (note 4) Shareholders' equity:
  Common stock, $1 par value, shares authorized
    300,000,000; shares issued 121,110,800;
    shares outstanding, 3/31/01 - 106,985,331
    12/31/00 - 106,825,758                                                    121,111            121,111
  Paid-in surplus                                                             209,595            207,882
  Treasury stock (shares at cost, 3/31/01 - 14,125,469
    12/31/00 - 14,285,042)                                                   (614,370)          (621,033)
  Accumulated other comprehensive income, net of tax                           80,696             75,814
  Retained earnings                                                         2,836,359          2,681,108
                                                                        --------------     --------------
      Total shareholders' equity                                            2,633,391          2,464,882
                                                                        --------------     --------------
      Total liabilities and shareholders' equity                        $   4,082,996      $   3,857,781
                                                                        ==============     ==============


See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                       2001             2000
                                                       ----             ----
                                (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                                         $   243,621      $   208,726
    Assumed                                                105              226
    Ceded                                              (14,138)          (9,632)
                                                   ------------     ------------
  Net premiums written                                 229,588          199,320
  Decrease in unearned premiums                         11,594           10,784
                                                   ------------     ------------
  Net premiums earned                                  241,182          210,104
  Investment income, net of expenses                    50,045           40,609
  Realized investment gains, net                        13,693                4
  Other revenue                                         15,559           10,456
                                                   ------------     ------------
    Total revenues                                     320,479          261,173
                                                   ------------     ------------

Losses and expenses:
  Losses incurred, net                                  29,377           22,615
  Underwriting and other expenses, net                  51,654           47,008
  Interest expense                                       8,563            6,621
                                                   ------------     ------------
    Total losses and expenses                           89,594           76,244
                                                   ------------     ------------
Income before tax                                      230,885          184,929
Provision for income tax                                72,961           57,709
                                                   ------------     ------------
Net income                                         $   157,924      $   127,220
                                                   ============     ============

Earnings per share (note 5):
   Basic                                           $      1.48      $      1.20
                                                   ============     ============
   Diluted                                         $      1.46      $      1.19
                                                   ============     ============

Weighted average common shares
  outstanding - diluted (shares in
  thousands, note 5)                                   107,817          106,860
                                                   ============     ============

Dividends per share                                $     0.025      $     0.025
                                                   ============     ============


See accompanying notes to consolidated financial statements.

                             MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              Three Months Ended March 31, 2001 and 2000
                                              (Unaudited)
                                                                              Three Months Ended
                                                                                   March 31,
                                                                         -------------------------------
                                                                            2001               2000
                                                                            ----               ----
                                                                           (In thousands of dollars)
Cash flows from operating activities:
  Net income                                                            $     157,924      $     127,220
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                                       3,984              2,668
      Increase in deferred insurance policy
        acquisition costs                                                      (4,397)            (2,338)
      Depreciation and amortization                                             1,315              1,912
      Decrease in accrued investment income                                     4,200              5,439
      Increase in reinsurance recoverable on loss reserves                     (1,350)              (359)
      Increase in reinsurance recoverable on unearned premiums                    (40)              (738)
      Decrease in loss reserves                                                (2,574)           (10,078)
      Decrease in unearned premiums                                           (11,555)           (10,047)
      Increase in other liabilities                                            79,410             54,020
      Realized investment gains, net                                          (13,693)                (4)
      Equity earnings in joint ventures                                        (8,175)            (5,802)
      Other                                                                     7,087             10,396
                                                                        -------------      -------------
Net cash provided by operating activities                                     212,136            172,289
                                                                        -------------      -------------

Cash flows from investing activities:
  Purchase of equity securities                                                     -            (14,177)
  Purchase of fixed maturities                                               (772,908)          (441,393)
  Additional investment in joint ventures                                      (5,000)            (2,245)
  Sale of equity securities                                                      (315)            14,280
  Proceeds from sale or maturity of fixed maturities                          597,565            380,594
                                                                        -------------      -------------
Net cash used in investing activities                                        (180,658)           (62,941)
                                                                        -------------      -------------

Cash flows from financing activities:
  Dividends paid to shareholders                                               (2,670)            (2,646)
  Proceeds from issuance of short-term debt                                    87,678                  -
  Repayment of long-term debt                                                 (98,184)                 -
  Reissuance of treasury stock                                                  4,056              1,061
  Repurchase of common stock                                                        -             (6,224)
                                                                        -------------     --------------
Net cash used in financing activities                                          (9,120)            (7,809)
                                                                        -------------     --------------

Net increase in cash and short-term investments                                22,358            101,539
Cash and short-term investments at beginning of period                        157,190            110,068
                                                                        -------------     --------------
Cash and short-term investments at end of period                        $     179,548      $     211,607
                                                                        =============      =============

See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

Note 1 - Basis of presentation and summary of certain significant accounting policies

        The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the "Company") and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K for that year.

        The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, including normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

     Deferred insurance policy acquisition costs

        Costs associated with the acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred acquisition costs
(DAC). Because Statement of Financial Accounting Standards ("SFAS") No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of DAC, amortization of these costs for each underwriting year book of business are charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance of SFAS No. 97, Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and Realized Gains and Losses From the Sale of Investments. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are updated annually to reflect actual experience and any changes to key assumptions such as persistency or loss development.

        The Company amortized $2.7 million and $4.0 million of deferred insurance policy acquisition costs during the three months ended March 31, 2000 and 2001, respectively.

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

Note 2 - Short- and long-term debt

         In June of 2000, the Company filed a $500 million public debt shelf registration statement. During the fourth quarter of 2000, the Company issued, in public offerings, $300 million, 7-1/2% Senior Notes due 2005. The notes are unsecured and were rated "A1" by Moody's and "A+" by Standard and Poor's ("S&P"). The net proceeds were used to repay borrowings under bank credit facilities.

        During the first quarter of 2001, the Company established a $200 million short term commercial paper program, rated "A-1" by S&P and "P-1" by Moody's. At March 31, 2001, the Company's outstanding par balance of commercial paper notes was $88.3 million. The proceeds of the commercial paper were used to repay all outstanding borrowings under the bank facilities. There were no borrowings outstanding under the 1998 or 1999 credit facilities at March 31, 2001. The remaining credit available under these facilities was $110.8 million. These facilities are being used as liquidity back up facilities for the outstanding commercial paper. The weighted average interest rates on the borrowings for the quarter were as follows:

        Senior notes              7.50%
        Bank borrowings           6.36%
        Commercial paper          5.27%

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

        The reinsurance recoverable on loss reserves and the reinsurance recoverable on unearned premiums primarily represent amounts recoverable from large international reinsurers. The Company monitors the financial strength of its reinsurers, including their claims paying ability rating, and does not currently anticipate any collection problems. Generally, reinsurance recoverables on loss reserves and unearned premiums are backed by trust funds or letters of credit. No reinsurer represents more than $10 million of the aggregate amount recoverable.

Note 4 - Contingencies and litigation settlement

        The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

        In addition, MGIC has entered into an agreement to settle Downey et. al.
v. MGIC, which is pending in Federal District Court for the Southern District of Georgia. The Court has preliminarily approved the settlement agreement, certified a nationwide class of borrowers and scheduled a hearing for June 15, 2001 to consider whether it should enter a final order approving the settlement. In the fourth quarter of 2000, the Company recorded a $23.2 million charge to cover the estimated costs of the settlement, including payments to borrowers. The settlement includes an injunction that prohibits certain practices and specifies the basis on which agency pool insurance, captive mortgage reinsurance, contract underwriting and other products may be provided in compliance with the Real Estate Settlement Procedures Act.

        The complaint in the case alleges that MGIC violated the Real Estate Settlement Procedures Act by providing agency pool insurance, captive mortgage reinsurance, contract underwriting and other products that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgment for the mortgage insurance found to be involved in a violation of the Real Estate Settlement Procedures Act. The complaint also seeks injunctive relief, including prohibiting MGIC from receiving future premium payments. If the settlement does not become final, the litigation will continue. In these circumstances, there can be no assurance that the ultimate outcome of the litigation will not materially affect the Company's financial position or results of operations.

Note 5 - Earnings per share

        The Company's basic and diluted earnings per share ("EPS") have been calculated in accordance with SFAS No. 128, Earnings Per Share. The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS.

                                                         Three Months Ended
                                                             March 31,
                                                        2001           2000
                                                        ----           ----
                                                      (Shares in thousands)

Weighted-average shares - Basic EPS                    106,883        105,851
Common stock equivalents                                   934          1,009
                                                     ---------       --------

Weighted-average shares - Diluted EPS                  107,817        106,860
                                                       =======        =======

Note 6 - New accounting standards

        The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001, in accordance with the transition provisions of SFAS No. 133.

        The Company recorded a net-of-tax cumulative-effect-type adjustment of $1.0 million in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments. Net losses on derivatives of $7.6 million that had been previously deferred were reclassified on the balance sheet through a net-of-tax cumulative-effect-type adjustment of $5.0 million to other comprehensive income.

Note 7 - Comprehensive income

        The Company's total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

                                                         Three Months Ended
                                                             March 31,

                                                          2001          2000
                                                          ----          ----
                                                      (In thousands of dollars)

   Net income                                          $ 157,924      $ 127,220
   Other comprehensive income                              4,882         30,145
                                                       ---------      ---------
        Total comprehensive income                      $162,806      $ 157,365
                                                        ========      =========

Other comprehensive income (loss) (net of tax):
   Cumulative effect  - FAS 133                        $  (5,982)     $     N/A
   Net derivative losses                                  (1,810            N/A
   Amortization of deferred losses and
       Ineffectiveness of cash flow hedge                    270            N/A
   FAS 115                                                12,404         30,145
                                                          ------      ---------
Comprehensive gain                                     $   4,882      $  30,145
                                                       =========      =========

        The difference between the Company's net income and total comprehensive income for the three months ended March 31, 2001 and 2000 is due to the change in unrealized appreciation/depreciation on investments, the cumulative effect of the adoption of SFAS No. 133 and the market value adjustment of the hedges, all net of tax.


Note 8 - Accounting for Derivatives and Hedging Activities

        Generally, the Company's use of derivatives is limited to entering into interest rate swap agreements intended to hedge its debt financing terms. All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the fair value of a recognized asset or liability ("fair value" hedge), or as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g. when periodic settlements on a variable-rate asset or liability are recorded in earnings).

        The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

Three Months Ended March 31, 2001 Compared With Three Months Ended March 31,
2000

        Net income for the three months ended March 31, 2001 was $157.9 million, compared to $127.2 million for the same period of 2000, an increase of 24%. Diluted earnings per share for the three months ended March 31, 2001 was $1.46 compared with $1.19 in the same period last year, an increase of 23%. As used in this report, the term "Company" means the Company and its consolidated subsidiaries, which do not include joint ventures in which the Company has an equity interest.

        Total revenues for the first quarter 2001 were $320.5 million, an increase of 23% from the $261.2 million for the first quarter 2000. This increase was primarily attributed to an increase in new business writings, which included $6.7 billion in bulk transactions. Also contributing to the increase in revenues was an increase in investment income resulting from strong cash flows during the prior twelve months, and increases in realized gains and other revenue. See below for a further discussion of premiums and investment income.

        Losses and expenses for the first quarter were $89.6 million, an increase of 18% from $76.2 million for the same period of 2000. The increase from last year can be attributed to increases in both insurance and non-insurance expenses relating to increased volume and contract underwriting and increases in notice inventories. See below for a further discussion of losses incurred and underwriting expenses.

        The amount of new primary insurance written by MGIC during the three months ended March 31, 2001 was $16.7 billion, compared to $7.4 billion in the same period of 2000. The increase in new primary insurance written principally reflected $6.7 billion of bulk transactions compared to zero in the same period last year and the increase in refinancing activity, which accounted for 38% of new primary insurance written in the first quarter of 2001, compared to 15% in the first quarter of 2000.

        The $16.7 billion of new primary insurance written during the first quarter of 2001 was offset by the cancellation of $12.1 billion of insurance in force, and resulted in a net increase of $4.6 billion in primary insurance in force, compared to new primary insurance written of $7.4 billion, the cancellation of $6.5 billion of insurance in force and a net increase of $0.9 billion in primary insurance in force during the first quarter of 2000. Direct primary insurance in force was $164.8 billion at March 31, 2001 compared to $160.2 billion at December 31, 2000 and $148.5 billion at March 31, 2000.

        In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended March 31, 2001 and March 31, 2000, which was virtually all agency pool insurance, was $48 million and $86 million, respectively. The Company's direct pool risk in force was $1.7 billion at both March 31, 2001 and at December 31, 2000, and was $1.6 billion at March 31, 2000.

        Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations increased during the first quarter of 2001 compared to the cancellation levels of 2000 principally due to the lower mortgage interest rate environment which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 76.7% at March 31, 2001 from 80.4% at December 31, 2000 and 76.8% at March 31, 2000. Future cancellation activity could be somewhat higher than it otherwise would have been as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance. Cancellation activity could also increase as more of the Company's insurance in force is represented by subprime credit loans, which the Company anticipates will have materially lower persistency than the Company's prime business. Subprime credit loans are all loans submitted under MGIC's A- program and loans with FICO credit scores below 620 submitted as part of bulk transactions.

        Principally as a result of changes in coverage requirements by Fannie Mae and Freddie Mac (described under "Other Matters" below), new insurance written for mortgages with reduced coverage (coverage of 17% for 90s and coverage of 25% for 95s) increased to 17% of new insurance written in the first quarter of 2001 compared to 12% a year ago. New insurance written for mortgages with deep coverage (coverage of 25% for 90s and coverage of 30% for 95s) declined to 57% of new insurance written in the first quarter of 2001 compared to 64% a year ago.

        New insurance written for subprime credit mortgages was 13% of new insurance written during the first quarter of 2001 compared to 5% for the same period a year ago. The Company expects that subprime credit loans will have delinquency and default rates in excess of those on the Company's prime business. While the Company believes it has priced its subprime credit business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

        Net premiums written increased 15% to $229.6 million during the first quarter of 2001, from $199.3 million during the first quarter of 2000. Net premiums earned increased 15% to $241.2 million for the first quarter of 2001 from $210.1 million for the same period in 2000. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums to $14.1 million in the first quarter of

2001 compared to $9.6 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

        Mortgages (newly insured during the three months ended March 31, 2001 or in previous periods) approximating 23% of MGIC's new insurance written during the first quarter of 2001 were subject to captive mortgage reinsurance and similar arrangements compared to 34% during the same period in 2000. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. At March 31, 2001 and at December 31, 2000, approximately 21% of MGIC's risk in force was subject to captive reinsurance and similar arrangements. The amount of premiums ceded under captive mortgage reinsurance arrangements and the amount of risk in force subject to such arrangements are expected to continue to increase.

        Investment income for the first quarter of 2001 was $50.0 million, an increase of 23% over the $40.6 million in the first quarter of 2000. This increase was the result of increases in the amortized cost of average invested assets to $3.5 billion for the first quarter of 2001 from $2.9 billion for the first quarter of 2000, an increase of 18%, and an increase in the investment yield. The portfolio's average pre-tax investment yield was 5.9% for the first quarter of 2001 and 5.8% for the same period in 2000. The portfolio's average after-tax investment yield was 4.9% for the first quarters of 2001 and 2000. The Company's net realized gains were $13.7 million for the three months ended March 31, 2001 compared to net realized gains of $4 thousand during the same period in 2000, resulting primarily from the sale of fixed maturities.

        Other revenue, which is composed of various components, was $15.6 million for the first quarter of 2001, compared with $10.5 million for the same period in 2000. The increase is primarily the result of an increase in contract underwriting revenue, an increase in equity earnings from Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a joint venture with Radian Group Inc. ("Radian"), and equity earnings (compared to a loss in the prior period) from Sherman Financial Group LLC ("Sherman"), also a joint venture with Radian.

        C-BASS engages in the acquisition and resolution of delinquent single-family residential mortgage loans ("mortgage loans"). C-BASS also purchases and sells mortgage-backed securities ("mortgage securities"), interests in real estate mortgage investment conduit residuals and performs mortgage loan servicing. In addition, C-BASS issues mortgage-backed debt securities collateralized by mortgage loans and mortgage securities. C-BASS's results of operations are affected by the timing of these securitization transactions. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS. Market value adjustments could impact C-BASS's results of operations and the Company's share of those results.

        Total combined assets of C-BASS at March 31, 2001 and 2000 were approximately $845 million and $1.2 billion, respectively, of which approximately $681 million and $913 million, respectively, were mortgage-related assets, including open trades. Total liabilities at March 31, 2001 and 2000 were approximately $602 million and $1.0 billion, respectively, of which approximately $516 million and $802 million, respectively, were funding arrangements, including accrued interest, virtually all of which were short-term. For the three months ended March 31, 2001 and 2000, revenues of approximately $55 million and $39 million, respectively, and expenses of approximately $26 million and $22 million, respectively, resulted in income before tax of approximately $29 million and $17 million, respectively.

         Sherman is engaged in the business of purchasing, servicing and securitizing delinquent unsecured consumer assets such as credit card loans and Chapter 13 bankruptcy debt. A substantial portion of Sherman's consolidated assets are investments in receivable portfolios that do not have readily ascertainable market values and as a result their value for financial statement purposes is estimated by the management of Sherman. Market value adjustments could impact Sherman's results of operations and the Company's share of those results.

        Net losses incurred increased 30% to $29.4 million during the first quarter of 2001 from $22.6 million during the same period in 2000. The increase from a year ago was primarily attributable to an increase in new notices. The default rate at March 31, 2001 was 2.67% compared to 2.58% at December 31, 2000, and the primary notice inventory increased from 37,422 at December 31, 2000 to 39,246 at March 31, 2001. Excluding subprime credit loans, the default rate was 2.28% at March 31, 2001 compared to 2.22% at December 31, 2000. The average primary claim paid during the first quarter was $18,100 compared to $19,500 in the first quarter of 2000. The pool notice inventory increased from 18,209 at December 31, 2000 to 18,931 at March 31, 2001.

        At March 31, 2001, 70% of MGIC's insurance in force was written subsequent to December 31, 1997. Based on all of the loans in the Company's insurance in force, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from this historical pattern and the Company expects the period of highest claims frequency on subprime credit loans will occur earlier than in this historical pattern.

        Underwriting and other expenses increased to $51.7 million in the first quarter of 2001 from $47.0 million in the same period of 2000, an increase of 10%. The increase can be attributed to increases in both insurance and non-insurance expenses related to increased volume and contract underwriting.

        Interest expense increased to $8.6 million in the first quarter of 2001 from $6.6 million during the same period in 2000 primarily due to higher weighted-average interest rates during the three months ended March 31, 2001 compared to the comparable period in 2000.

        The consolidated insurance operations loss ratio was 12.2% for the first quarter of 2001 compared to 10.8% for the first quarter of 2000. The consolidated insurance operations expense and combined ratios were 17.2% and 29.4%, respectively, for the first quarter of 2001 compared to 20.2% and 31.0% for the first quarter of 2000.

        The effective tax rate was 31.6% in the first quarter of 2001, compared to 31.2% in the first quarter of 2000. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 2001 resulted from a lower percentage of total income before tax being generated from the tax-preferenced investments.

Other Matters

        In December 2000, MGIC entered into an agreement to settle Downey et. al. v. MGIC, which is pending in Federal District Court for the Southern District of Georgia. See note 4 of the Notes to Consolidated Financial Statements.

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

        In partnership with mortgage insurers, Fannie Mae and Freddie Mac are also offering programs under which, on delivery of an insured loan to them, the primary coverage is converted to an initial shallow tier of coverage followed by a second tier that is subject to an overall loss limit and, depending on the program, compensation may be paid to them for services or other benefits realized by the mortgage insurer from the coverage conversion. Because lenders receive guaranty fee relief from Fannie Mae and Freddie Mac on mortgages delivered with these restructured coverages, participation in these programs is competitively significant to mortgage insurers.

        In March 1999, the Office of Federal Housing Enterprise Oversight ("OFHEO") released a proposed risk-based capital stress test for Fannie Mae and Freddie Mac. One of the elements of the proposed stress test is that future claim payments made by a private mortgage insurer on Fannie Mae and Freddie Mac loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating is "AAA" are subject to a 10% reduction over the 10-year period of the stress test, while claim payments from a "AA" rated insurer, such as MGIC, are subject to a 20% reduction. The effect of the differentiation among insurers is to require Fannie Mae and Freddie Mac to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than "AAA." As a result, if adopted as proposed, there is an incentive for Fannie Mae and Freddie Mac to use private mortgage insurance provided by a "AAA" rated insurer. The Company does not believe there should be a reduction in claim payments from private mortgage insurance nor should there be a distinction between "AAA" and "AA" rated private mortgage insurers. If the stress test ultimately gives Fannie Mae and Freddie Mac an incentive to use "AAA" mortgage insurance, MGIC may need "AAA" capacity, which in turn would entail using capital to support such a facility as well as additional expenses or MGIC may need to make other changes to provide Fannie Mae and Freddie Mac with the equivalent of "AAA" coverage. The Company cannot predict whether the portion of the stress test discussed above will be adopted in its present form.

Liquidity and Capital Resources

         The Company's consolidated sources of funds consist primarily of premiums written and investment income. Funds are applied primarily to the payment of claims and expenses. The Company generated positive cash flows from operating activities of approximately $212.1 million and $172.3 million for the quarters ended March 31, 2001 and 2000, respectively, as shown on the Consolidated Statement of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Cash-flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

        Consolidated total investments and cash balances increased approximately $231 million to $3.7 billion at March 31, 2001 from $3.5 billion at December 31, 2000, primarily due to positive net cash flow, as well as unrealized gains on securities marked to market of $19 million. The Company generated consolidated cash flows from operating activities of $212.1 million through March 31, 2001, compared to $172.3 million generated during the same period in 2000. The increase in operating cash flows during the first quarter of 2001 compared to 2000 is due primarily to increases in renewal premiums and investment income. As of March 31, 2001, the Company had $165.4 million of short-term investments with maturities of 90 days or less, and 64% of the portfolio was invested in tax-preferenced securities. In addition, at March 31, 2001, based on book value, the Company's fixed income securities were approximately 97% invested in 'A' rated and above, readily marketable securities, concentrated in maturities of less than 15 years. At March 31, 2001, the Company had $21.8 million of investments in equity securities compared to $22.0 million at December 31, 2000.

        At March 31, 2001, the Company had an immaterial amount of derivative financial instruments in its investment portfolio. The Company's philosophy is to invest in instruments that meet high credit quality standards as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

         The Company's investments in joint ventures increased $0.6 million from $138.8 million at December 31, 2000 to $139.4 million at March 31, 2001 as a result of additional investments of $5.0 million and equity earnings of $8.2 million offset by $12.6 million of dividends received.

         Consolidated loss reserves decreased slightly to $607.0 million at March 31, 2001 from $609.5 million at December 31, 2000, reflecting a reduction in the primary and pool reserve factors partially offset by increases in the primary and pool insurance notice inventories, as discussed earlier. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

         Consolidated unearned premiums decreased $11.5 million from $180.7 million at December 31, 2000, to $169.2 million at March 31, 2001, primarily reflecting the seasonality of the insurance in force.

         During the first quarter of 2001, the Company established a $200 million short term commercial paper program, rated "A-1" by S&P and "P-1" by Moody's. At March 31, 2001, the Company's outstanding par balance of commercial paper notes was $88.3 million. The proceeds of the commercial paper were used to repay all outstanding borrowings under the bank facilities. At March 31, 2001, the Company's outstanding debt was $388.8 million.

         Consolidated shareholders' equity increased to $2.6 billion at March 31, 2001, from $2.5 billion at December 31, 2000, an increase of 7%. This increase consisted of $157.9 million of net income during the first quarter of 2001, $8.4 million from the reissuance of treasury stock and other comprehensive income, net of tax, of $4.9 million offset by dividends declared of $2.7 million.

        MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 10.1:1 at March 31, 2001 compared to 10.6:1 at December 31, 2000. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $0.9 billion, net of reinsurance, during the first quarter of 2001.

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

        In April 2001, the Staff of the Congressional Joint Committee on Taxation proposed the elimination of the federal income tax deduction for amounts added to contingency reserves that are required to be established under state insurance regulation of mortgage guaranty and certain other classes of credit insurance. Insurers taking the deduction must purchase from the Treasury non-interest bearing tax and loss bonds equal to the tax benefit of the deduction. The bonds are recognized as assets in computing capital and the elimination of the deduction could affect MGIC's risk-to-capital ratio.

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


        If the volume of low down payment home mortgage originations declines,
        ---------------------------------------------------------------------
the amount of insurance that we write could also decline which could result in
------------------------------------------------------------------------------
declines in our future revenues.
-------------------------------

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

        For the first quarter of 2001, our new insurance written volume increased 126% compared to the same period in 2000. One of the reasons our volume was higher in 2001 was because many borrowers refinanced their mortgages during the first three months of 2001 due to a lower interest rate environment, which also led to lenders canceling insurance that we wrote in the past. While we have not experienced lower volume in recent years other than as a result of declining refinancing activity, one of the risks we face is that substantially higher interest rates will substantially reduce purchase activity by first time homebuyers and that the decline in cancellations of insurance that in the past have accompanied higher interest rates will not be sufficient to offset the decline in premiums from loans that are not made.

        If lenders and investors select alternatives to private mortgage
        ----------------------------------------------------------------
insurance, the amount of insurance that we write could decline, which could
---------------------------------------------------------------------------
result in declines in our future revenues.
-----------------------------------------

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

        We believe that during 2000 lenders and investors were self-insuring and making 80-10-10 loans at about the same percentage as they did over the last several years. Although during 2000, the share of the low down payment market held by loans with Federal Housing Administration and Veterans Administration mortgage insurance was lower than in 1999, during three of the prior four years, the Federal Housing Administration and Veterans Administration's collective share of this market increased. In the last quarter of 2000, the Federal Housing Administration reduced its mortgages insurance premiums. Investors are using reduced mortgage insurance coverage on a somewhat higher percentage of loans that we insure than they had over the last several years.

        Because most of the loans MGIC insures are sold to Fannie Mae and
        -----------------------------------------------------------------
Freddie Mac, changes in their business practices could reduce our revenues or
-----------------------------------------------------------------------------
increase our losses.
-------------------

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

        We do not have a "AAA" rating. If the proposed capital rules of the Office of Federal Housing Enterprise Oversight are adopted in a form that gives greater capital credit to private mortgage insurers with "AAA" ratings, we may need to obtain a "AAA" rating or may need to make other changes to provide Fannie Mae or Freddie Mac with the equivalent of "AAA" coverage. While we believe we can obtain this rating, we would need to dedicate capital to the mortgage insurance business that we might use in other ways and we would also have additional costs that we would not otherwise incur.

        Because we participate in an industry that is intensely competitive,
        -------------------------------------------------------------------
changes in our competitors' business practices could reduce our revenues or
---------------------------------------------------------------------------
increase our losses.
-------------------

        Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. The low level of losses that has recently prevailed in the private mortgage insurance industry has encouraged competition to assume default risk through captive reinsurance arrangements, self insurance, 80-10-10 loans and other means. In 1996, we reinsured under captive reinsurance arrangements virtually none of our primary insurance. At March 31, 2001, about 21% of our risk in force was subject to captive reinsurance arrangements. The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. Our top ten customers generated 27.0% of the new primary insurance that we wrote in 1997 compared to 36.2% in 2000.

        Our private mortgage insurance competitors include:

       o    PMI Mortgage Insurance Company
       o    GE Capital Mortgage Insurance Corporation
       o    United Guaranty Residential Insurance Company
       o    Radian Guaranty Inc.
       o    Republic Mortgage Insurance Company
       o    Triad Guaranty Insurance Corporation
       o    CMG Mortgage Insurance Company

        If interest rates decline, house prices appreciate or mortgage insurance
        ------------------------------------------------------------------------
cancellation requirements change, the length of time that our policies remain in
--------------------------------------------------------------------------------
force could decline and result in declines in our revenue.
---------------------------------------------------------

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

        If the domestic economy deteriorates, more homeowners may default and
        ---------------------------------------------------------------------
our losses may increase.
-----------------------

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

        Our industry is subject to litigation risk.
        ------------------------------------------

        In recent years, consumers have brought a growing number of lawsuits against home mortgage lenders and settlement service providers. As of the end of April 2001, seven mortgage insurers, including our MGIC subsidiary, were involved in litigation alleging violations of the Real Estate Settlement Procedures Act. Our MGIC subsidiary and two other mortgage insurers have entered into an agreement to settle the cases against them. The Court will consider whether to enter a final order approving this settlement in June 2001. We took a $23.2 million pretax charge in 2000 to cover our share of the estimated costs of the settlement. While the settlement includes an injunction that prohibits certain practices and specifies the basis on which other practices may be done in compliance with the Real Estate Settlement Procedures Act, we may still be subject to future litigation.

        Because we expect the pace of change in our industry and in home
        ----------------------------------------------------------------
mortgage lending to remain high, we will be disadvantaged unless we are able to
-------------------------------------------------------------------------------
respond to new ways of doing business.
-------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At March 31, 2001, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company's philosophy is to invest in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2001, the effective duration of the Company's investment portfolio was 5.8 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.8% decrease/increase in the value of the Company's investment portfolio. The Company's borrowings under the commercial paper program are subject to interest rates that are variable. See note 2 to the consolidated financial statements.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

          (b) Reports on Form 8-K - No reports were filed on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 11, 2001.


                                        MGIC INVESTMENT CORPORATION


                                        \s\   J. Michael  Lauer
                                        -------------------------
                                        J. Michael Lauer
                                        Executive Vice President and
                                        Chief Financial Officer



                                        \s\  Patrick Sinks
                                        --------------------------
                                        Patrick Sinks
                                        Senior Vice President, Controller and
                                        Chief Accounting Officer

                                INDEX TO EXHIBITS
                                    (Item 6)

Exhibit
Number                     Description of Exhibit

     11                    Statement Re Computation of Net Income
                           Per Share