Form 10-Q
period 2001-06-30
MGIC INVESTMENT CORP
filed 2001-08-13
CIK 876437

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 2001

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

               YES   X                              NO
                   -----                               -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK          PAR VALUE           DATE            NUMBER OF SHARES
--------------          ---------           ----            ----------------
 Common stock             $1.00            7/31/01            107,327,071

                          MGIC INVESTMENT CORPORATION
                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheet as of
             June 30, 2001 (Unaudited) and December 31, 2000                   3

           Consolidated Statement of Operations for the Three and Six
             Month Periods Ended June 30, 2001 and 2000 (Unaudited)            4

           Consolidated Statement of Cash Flows for the Six Months
             Ended June 30, 2001 and 2000 (Unaudited)                          5

           Notes to Consolidated Financial Statements (Unaudited)           6-11

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11-26

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         26

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  27

Item 4.    Submission of Matters to a Vote of Security Holders             27-28

Item 6.    Exhibits and Reports on Form 8-K                                   28

SIGNATURES

INDEX TO EXHIBITS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 June 30, 2001 (Unaudited) and December 31, 2000

                                                    June 30,       December 31,
                                                      2001            2000
                                                  ------------     ------------
ASSETS                                              (In thousands of dollars)
Investment portfolio:
  Securities, available-for-sale,
   at market value:
    Fixed maturities                              $ 3,577,764      $ 3,298,561
    Equity securities                                  19,839           22,042
    Short-term investments                            147,492          151,592
                                                  -----------      -----------
      Total investment portfolio                    3,745,095        3,472,195
Cash                                                   12,320            5,598
Accrued investment income                              53,919           51,419
Reinsurance recoverable on loss reserves               28,276           33,226
Reinsurance recoverable on unearned premiums            8,294            8,680
Home office and equipment, net                         32,137           31,308
Deferred insurance policy acquisition costs            28,175           25,839
Investments in joint ventures                         159,008          138,838
Other assets                                          103,665           90,678
                                                  -----------      -----------
      Total assets                                $ 4,170,889      $ 3,857,781
                                                  ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss reserves                                   $   599,252      $   609,546
  Unearned premiums                                   168,277          180,724
  Notes payable (note 2)                              408,426          397,364
  Other liabilities                                   214,603          205,265
                                                  -----------      -----------
      Total liabilities                             1,390,558        1,392,899
                                                  -----------      -----------
Contingencies (note 4) Shareholders' equity:
  Common stock, $1 par value, shares
   authorized 300,000,000; shares
   issued 121,110,800; shares
   outstanding, 6/30/01 - 107,218,361
   12/31/00 - 106,825,758                            121,111          121,111
  Paid-in surplus                                    212,208          207,882
  Treasury stock (shares at cost,
   6/30/01 - 13,892,439
   12/31/00 - 14,285,042                            (604,501)        (621,033)
  Accumulated other comprehensive income,
   net of tax                                         56,609           75,814
  Retained earnings                                2,994,904        2,681,108
                                                 -----------      -----------
      Total shareholders' equity                   2,780,331        2,464,882
                                                 -----------      -----------
      Total liabilities and shareholders'
       equity                                    $ 4,170,889      $ 3,857,781
                                                 ===========      ===========


See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
            Three and Six Month Periods Ended June 30, 2001 and 2000
                                   (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                 ---------------------     -------------------
                                   2001        2000        2001        2000
                                (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                       $271,888    $231,538    $515,509    $440,264
    Assumed                           122         191         227         417
    Ceded                         (15,107)    (10,915)    (29,245)    (20,547)
                                 --------    --------    --------    --------
  Net premiums written            256,903     220,814     486,491     420,134
  (Increase) decrease in
   unearned premiums                  469      (2,380)     12,063       8,404
                                 --------    --------    --------    --------
  Net premiums earned             257,372     218,434     498,554     428,538
  Investment income, net of
   expenses                        51,566      42,731     101,611      83,340
  Realized investment gains,
   net                              7,882         159      21,575         163
  Other revenue                    22,723      12,840      38,282      23,296
                                 --------    --------    --------    --------
    Total revenues                339,543     274,164     660,022     535,337
                                 --------    --------    --------    --------

Losses and expenses:
  Losses incurred, net             36,304      22,540      65,681      45,155
  Underwriting and other
   expenses                        58,524      46,198     110,178      93,206
  Interest expense                  7,127       7,052      15,690      13,673
                                 --------    --------    --------    --------
    Total losses and expenses     101,955      75,790     191,549     152,034
                                 --------    --------    --------    --------
Income before tax                 237,588     198,374     468,473     383,303
Provision for income tax           76,370      62,271     149,331     119,980
                                 --------    --------    --------    --------
Net income                       $161,218    $136,103    $319,142    $263,323
                                 ========    ========    ========    ========

Earnings per share (note 5):
   Basic                         $   1.51    $   1.28    $   2.98    $   2.49
                                 ========    ========    ========    ========

   Diluted                       $   1.49    $   1.27    $   2.96    $   2.46
                                 ========    ========    ========    ========

Weighted average common shares
 outstanding - diluted (shares
 in thousands, note 5)            108,102     106,845     107,954     106,874
                                 ========    ========    ========    ========

Dividends per share              $  0.025    $  0.025    $  0.050    $  0.050
                                 ========    ========    ========    ========


See accompanying notes to consolidated financial statements.

                              MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                Six Months Ended June 30, 2001 and 2000
                                              (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                     ---------------------------
                                                         2001            2000
                                                      (In thousands of dollars)
Cash flows from operating activities:
  Net income                                         $   319,142     $  263,323
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Amortization of deferred insurance
     policy acquisition costs                              8,876          7,514
    Increase in deferred insurance policy
     acquisition costs                                  (11,212)        (6,854)
    Depreciation and amortization                          3,123          3,671
    Increase in accrued investment income                 (2,500)          (710)
    Decrease (increase) in reinsurance
     recoverable on loss reserves                          4,950         (2,211)
    Decrease (increase) in reinsurance
     recoverable on unearned premiums                        386         (2,110)
    Decrease in loss reserves                            (10,294)       (16,323)
    Decrease in unearned premiums                        (12,447)        (6,294)
    Equity earnings in joint ventures                    (17,931)       (14,149)
    Other                                                 (5,663)        31,009
                                                     -----------     ----------
Net cash provided by operating activities                276,430        256,866
                                                     -----------     ----------

Cash flows from investing activities:
  Purchase of equity securities                                -        (14,629)
  Purchase of fixed maturities                        (1,514,059)      (773,734)
  Additional investment in joint ventures                (15,000)       (15,023)
  Proceeds from sale of equity securities                  1,535         14,285
  Proceeds from sale or maturity of
   fixed maturities                                    1,238,056        584,247
                                                     -----------     ----------
Net cash used in investing activities                   (289,468)      (204,854)
                                                     -----------     ----------

Cash flows from financing activities:
  Dividends paid to shareholders                          (5,347)        (5,290)
  Proceeds from issuance of long- and
   short-term debt                                       108,509              -
  Repayment of long- and short-term debt                 (98,184)        (5,000)
  Reissuance of treasury stock                            10,682          3,514
  Repurchase of common stock                                   -         (6,224)
                                                     -----------     ----------
Net cash provided by/(used in)
 financing activities                                     15,660        (13,000)
                                                     -----------     ----------

Net increase in cash and short-term
 investments                                               2,622         39,012
Cash and short-term investments at
 beginning of period                                     157,190        110,068
                                                     -----------     ----------
Cash and short-term investments at end of period     $   159,812     $  149,080
                                                     ===========     ==========


See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, including normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

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

     The Company amortized $7.5 million and $8.9 million of deferred insurance policy acquisition costs during the six months ended June 30, 2000 and 2001, respectively.

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

     During the first quarter of 2001, the Company established a $200 million short term commercial paper program, rated "A-1" by S&P and "P-1" by Moody's. At June 30, 2001, the Company's outstanding par balance of commercial paper notes was $109.3 million. The proceeds of the commercial paper were used during the first quarter to repay all outstanding borrowings under the bank facilities. There were no borrowings outstanding under the 1998 or 1999 credit facilities at June 30, 2001. These facilities are being used as liquidity back up facilities for the outstanding commercial paper. The remaining credit available under these facilities, after reduction for the amount necessary to back up the commercial paper, was $90.7 million. The weighted average interest rates on the borrowings for the quarter were as follows:

     Senior notes                                 7.50%
     Commercial paper                             4.59%

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

     In addition, in June 2001, the Federal District Court for the Southern District of Georgia, before which Downey et. al. v. MGIC, is pending, issued a final order approving a settlement agreement and certified a nationwide class of borrowers. In the fourth quarter of 2000, the Company recorded a $23.2 million charge to cover the estimated costs of the settlement, including payments to borrowers. Due to an appeal of a related order denying certain class members the right to intervene in the case to challenge certain aspects of the settlement, payments to borrowers in the settlement are delayed pending the outcome of the appeal. The settlement includes an injunction that prohibits certain practices and specifies the basis on which agency pool insurance, captive mortgage reinsurance, contract underwriting and other products may be provided in compliance with the Real Estate Settlement Procedures Act.

     The complaint in the case alleges that MGIC violated the Real Estate Settlement Procedures Act by providing agency pool insurance, captive mortgage reinsurance, contract underwriting and other products that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgment for the mortgage insurance found to be involved in a violation of the Real Estate Settlement Procedures Act. The complaint also seeks injunctive relief, including prohibiting MGIC from receiving future premium payments. If the settlement is not fully implemented, the litigation will continue. In these circumstances, there can be no assurance that the ultimate outcome of the litigation will not materially affect the Company's financial position or results of operations.

Note 5 - Earnings per share

     The Company's basic and diluted earnings per share ("EPS") have been calculated in accordance with SFAS No. 128, Earnings Per Share. The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS.

                                      Three Months Ended     Six Months Ended
                                            June 30              June 30,
                                      ------------------     ----------------
                                       2001       2000       2001       2000
                                       ----       ----       ----       ----
                                                 (Shares in thousands)

Weighted-average shares -
 Basic EPS                            107,111    105,924    106,997    105,887
Common stock equivalents                  991        921        957        987
                                      -------    -------    -------    -------

Weighted-average shares -
 Diluted EPS                          108,102    106,845    107,954    106,874
                                      =======    =======    =======    =======

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

Note 7 - Comprehensive income

     The Company's total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30
                                      ------------------      ----------------
                                       2001        2000       2001        2000
                                       ----        ----       ----        ----
                                              (In thousands of dollars)

  Net income                         $161,218    $136,103   $319,142    $263,323
  Other comprehensive income
   (loss)                             (24,087)         68    (19,205)     30,213
                                     --------    --------   --------    --------
      Total comprehensive income     $137,131    $136,171   $299,937    $293,536
                                     ========    ========   ========    ========

Other comprehensive income (loss)
 (net of tax):
  Cumulative effect  - FAS 133       $    N/A    $    N/A    $(5,982)    $   N/A
  Net derivative gains (losses)           645         N/A     (1,165)        N/A
  Amortization of deferred losses
   and Ineffectiveness of cash
   flow hedge                             270         N/A        540         N/A
  FAS 115                             (25,002)         68    (12,598)     30,213
                                     --------    --------   --------    --------
Comprehensive income (loss)          $(24,087)   $     68   $(19,205)    $30,213
                                     ========    ========   ========    ========

     The difference between the Company's net income and total comprehensive income for the six months ended June 30, 2001 and 2000 is due to the change in unrealized appreciation/depreciation on investments, the cumulative effect of the adoption of SFAS No. 133 and the market value adjustment of the hedges, all net of tax.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

Three months Ended June 30, 2001 Compared With Three months Ended June 30, 2000

     Net income for the three months ended June 30, 2001 was $161.2 million, compared to $136.1 million for the same period of 2000, an increase of 18%. Diluted earnings per share for the three months ended June 30, 2001 was $1.49 compared with $1.27 in the same period last year, an increase of 17%. As used in this report, the term "Company" means the Company and its consolidated subsidiaries, which do not include joint ventures in which the Company has an equity interest.

     Total revenues for the second quarter 2001 were $339.5 million, an increase of 24% from the $274.2 million for the second quarter 2000. This increase was primarily attributed to an increase in new business writings, which included $18.3 billion in bulk transactions since the second quarter of 2000, of which $6.3 billion was written in the second quarter of 2001. Also contributing to the increase in revenues was an increase in investment income resulting from strong cash flows during the prior twelve months, and increases in realized gains and other revenue. See below for a further discussion of premiums and investment income.

     Losses and expenses for the second quarter were $102.0 million, an increase of 35% from $75.8 million for the same period of 2000. The increase from last year can be attributed to increases in insured volume and in contract underwriting and an increase in notice inventories. See below for a further discussion of losses incurred and underwriting expenses.

     The amount of new primary insurance written by MGIC during the three months ended June 30, 2001 was $22.4 billion, compared to $10.6 billion in the same period of 2000. The increase in new primary insurance written principally reflected the increase in refinancing activity on the non-bulk business and the increase in bulk transactions written in the second quarter of 2001 compared to the second quarter of 2000.

     The $22.4 billion of new primary insurance written during the second quarter of 2001 was offset by the cancellation of $15.6 billion of insurance in force, and resulted in a net increase of $6.8 billion in primary insurance in force, compared to new primary insurance written of $10.6 billion, the cancellation of $7.2 billion of insurance in force and a net increase of $3.4 billion in primary insurance in force during the second quarter of 2000. Direct primary insurance in force was $171.6 billion at June 30, 2001 compared to $160.2 billion at December 31, 2000 and $151.9 billion at June 30, 2000.

     In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended June 30, 2001 and June 30, 2000, which was virtually all agency pool insurance, was $110 million and $100 million, respectively. The Company's direct pool risk in force was $1.8 billion at June 30, 2001, $1.7 billion at December 31, 2000, and was $1.6 billion at June 30, 2000.

     Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations increased during the second quarter of 2001 compared to the cancellation levels of 2000 principally due to the lower mortgage interest rate environment which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 71.7% at June 30, 2001 from 80.4% at December 31, 2000 and 79.3% at June 30, 2000. Future cancellation activity could be somewhat higher than it otherwise would have been as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance. Cancellation activity could also increase as more of the Company's subprime credit loans season. The Company anticipates that subprime credit loans will have materially lower persistency than the Company's prime business. Subprime credit loans are all loans submitted under MGIC's A- program and loans with FICO credit scores below 620 submitted as part of bulk transactions.

     New insurance written for subprime credit mortgages was 9% of new insurance written during the second quarter of 2001 compared to 14% for the same period a year ago. The Company expects that subprime credit loans will have delinquency and claim rates in excess of those on the Company's prime business. While the Company believes it has priced its subprime credit business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

     Net premiums written increased 16% to $256.9 million during the second quarter of 2001, from $220.8 million during the second quarter of 2000. Net premiums earned increased 18% to $257.4 million for the second quarter of 2001 from $218.4 million for the same period in 2000. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums to $15.1 million in the second quarter of 2001 compared to $10.9 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

     Mortgages (newly insured during the six months ended June 30, 2001 or in previous periods) approximating 25% of MGIC's new insurance written during the second quarter of 2001 were subject to captive mortgage reinsurance and similar arrangements compared to 30% during the same period in 2000. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. At June 30, 2001 and at December 31, 2000, approximately 21% of MGIC's risk in force was subject to captive reinsurance and similar arrangements. The amount of premiums ceded under captive mortgage reinsurance arrangements and the amount of risk in force subject to such arrangements are expected to continue to increase.

     Investment income for the second quarter of 2001 was $51.6 million, an increase of 21% over the $42.7 million in the second quarter of 2000. This increase was the result of increases in the amortized cost of average invested assets to $3.6 billion for the second quarter of 2001 from $3.0 billion for the second quarter of 2000, an increase of 18%, and offset by a slight decrease in the investment yield. The portfolio's average pre-tax investment yield was 5.7% for the second quarter of 2001 and 5.8% for the same period in 2000. The portfolio's average after-tax investment yield was 4.7% for the second quarter of 2001 and 4.9% for the second quarter of 2000. The Company's net realized gains were $7.9 million for the three months ended June 30, 2001 compared to net realized gains of $0.2 million during the same period in 2000, resulting primarily from the sale of corporate and taxable municipal securities.

     Other revenue, which is composed of various components, was $22.7 million for the second quarter of 2001, compared with $12.8 million for the same period in 2000. The increase is primarily the result of an increase in contract underwriting revenue, an increase in equity earnings from Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a joint venture with Radian Group Inc. ("Radian"), and equity earnings (compared to a loss in the prior period) from Sherman Financial Group LLC ("Sherman"), also a joint venture with Radian.

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

     Total combined assets of C-BASS at June 30, 2001 and 2000 were approximately $844 million and $961 million, respectively, of which approximately $679 million and $841 million, respectively, were mortgage-related assets, including open trades. Total liabilities at June 30, 2001 and 2000 were approximately $572 million and $730 million, respectively, of which approximately $471 million and $648 million, respectively, were funding arrangements, including accrued interest, virtually all of which were short-term. For the three months ended June 30, 2001 and 2000, revenues of approximately $66 million and $56 million, respectively, and expenses of approximately $37 million and $31 million, respectively, resulted in income before tax of approximately $29 million and $25 million, respectively.

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

     Net losses incurred increased 61% to $36.3 million during the second quarter of 2001 from $22.5 million during the same period in 2000. The increase from a year ago was primarily attributable to an increase in new notices and a decrease in the redundancy of prior year loss reserves. The default rate at June 30, 2001 was 2.75% compared to 2.58% at December 31, 2000, and the primary notice inventory increased from 37,422 at December 31, 2000 to 41,390 at June 30, 2001. Excluding subprime credit loans, the default rate was 2.22% at June 30, 2001 and at December 31, 2000. The Company expects the primary notice inventory, the default rate including all loans (which at the end of the third quarter of 2001 could exceed 3%) and claims paid to increase from current levels due to, among other factors, the increase in the portion of the insurance in force consisting of subprime loans. The average primary claim paid during the second quarter was $19,100 compared to $18,200 in the second quarter of 2000. The pool notice inventory increased from 18,209 at December 31, 2000 to 18,787 at June 30, 2001.

     At June 30, 2001, 74% of MGIC's insurance in force was written subsequent to December 31, 1997. Based on all of the loans in the Company's insurance in force, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from this historical pattern and the Company expects the period of highest claims frequency on subprime credit loans will occur earlier than in this historical pattern.

     Underwriting and other expenses increased to $58.5 million in the second quarter of 2001 from $46.2 million in the same period of 2000, an increase of 27%. The increase can be attributed to increases in both insurance and non-insurance expenses related to increased volume and contract underwriting.

     The consolidated insurance operations loss ratio was 14.1% for the second quarter of 2001 compared to 10.3% for the second quarter of 2000. The consolidated insurance operations expense and combined ratios were 16.1% and 30.2%, respectively, for the second quarter of 2001 compared to 17.5% and 27.8% for the second quarter of 2000.

     The effective tax rate was 32.1% in the second quarter of 2001, compared to 31.4% in the second quarter of 2000. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 2001 resulted from a lower percentage of total income before tax being generated from the tax-preferenced investments.


Six months Ended June 30, 2001 Compared With Six months Ended June 30, 2000

     Net income for the six months ended June 30, 2001 was $319.1 million, compared to $263.3 million for the same period of 2000, an increase of 21%. Diluted earnings per share for the six months ended June 30, 2001 was $2.96 compared with $2.46 in the same period last year, an increase of 20%. As used in this report, the term "Company" means the Company and its consolidated subsidiaries, which do not include joint ventures in which the Company has an equity interest.

     Total revenues for the first half of 2001 were $660.0 million, an increase of 23% from the $535.3 million for the first half of 2000. This increase was primarily attributed to an increase in new business writings, which included $18.3 billion in bulk transactions since the second quarter of 2000, of which $13.0 billion was written in the first half of 2001. Also contributing to the increase in revenues was an increase in investment income resulting from strong cash flows during the prior twelve months, and increases in realized gains and other revenue. See below for a further discussion of premiums and investment income.

     Losses and expenses for the first half were $191.5 million, an increase of 26% from $152.0 million for the same period of 2000. The increase from last year can be attributed to increases in both insurance and non-insurance expenses relating to increased volume and contract underwriting and increases in notice inventories. See below for a further discussion of losses incurred and underwriting expenses.

     The amount of new primary insurance written by MGIC during the six months ended June 30, 2001 was $39.1 billion, compared to $17.9 billion in the same period of 2000. The increase in new primary insurance written principally reflected the increase in refinancing activity on the non-bulk business and the increase in bulk transactions written through the second quarter of 2001, compared to the same period of 2000.

     The $39.1 billion of new primary insurance written during the first six months of 2001 was offset by the cancellation of $27.7 billion of insurance in force, and resulted in a net increase of $11.4 billion in primary insurance in force, compared to new primary insurance written of $17.9 billion, the cancellation of $13.6 billion of insurance in force and a net increase of $4.3 billion in primary insurance in force during the same period of 2000. Direct primary insurance in force was $171.6 billion at June 30, 2001 compared to $160.2 billion at December 31, 2000 and $151.9 billion at June 30, 2000.

     In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the six months ended June 30, 2001 and June 30, 2000, which was virtually all agency pool insurance, was $158 million and $183 million, respectively. The Company's direct pool risk in force was $1.8 billion at June 30, 2001 and $1.7 billion at December 31, 2000 and at June 30, 2000.

     Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations increased during the first half of 2001 compared to the cancellation levels of 2000 principally due to the lower mortgage interest rate environment which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 71.7% at June 30, 2001 from 80.4% at December 31, 2000 and 79.3% at June 30, 2000. Future cancellation activity could be somewhat higher than it otherwise would have been as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance. Cancellation activity could also increase as more of the Company's subprime credit loans season. The Company anticipates that subprime credit loans will have materially lower persistency than the Company's prime business. Subprime credit loans are all loans submitted under MGIC's A- program and loans with FICO credit scores below 620 submitted as part of bulk transactions.

     New insurance written for subprime credit mortgages was 14% of new insurance written during the first half of 2001 compared to 11% for the same period a year ago. The Company expects that subprime credit loans will have delinquency and claim rates in excess of those on the Company's prime business. While the Company believes it has priced its subprime credit business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

     Net premiums written increased 16% to $486.5 million during the first half of 2001, from $420.1 million during the first half of 2000. Net premiums earned increased 16% to $498.6 million for the first six months of 2001 from $428.5 million for the same period in 2000. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums to $29.2 million in the first half of 2001 compared to $20.5 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

     Mortgages (newly insured during the six months ended June 30, 2001 or in previous periods) approximating 24% of MGIC's new insurance written during the first half of 2001 were subject to captive mortgage reinsurance and similar arrangements compared to 32% during the same period in 2000. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. At June 30, 2001 and at December 31, 2000, approximately 21% of MGIC's risk in force was subject to captive reinsurance and similar arrangements. The amount of premiums ceded under captive mortgage reinsurance arrangements and the amount of risk in force subject to such arrangements are expected to continue to increase.

     Investment income for the first six months of 2001 was $101.6 million, an increase of 22% over the $83.3 million in the first six months of 2000. This increase was the result of increases in the amortized cost of average invested assets to $3.5 billion for the first half of 2001 from $3.0 billion for the same period in 2000, an increase of 18%, and offset by a slight decrease in the investment yield. The portfolio's average pre-tax investment yield was 5.7% for the first half of 2001 and 5.8% for the same period in 2000. The portfolio's average after-tax investment yield was 4.8% for the first half of 2001 and 4.9% for the first half of 2000. The Company's net realized gains were $21.6 million for the six months ended June 30, 2001 compared to net realized gains of $0.2 million during the same period in 2000, resulting primarily from the sale of corporate and taxable municipal securities.

     Other revenue, which is composed of various components, was $38.3 million for the first half of 2001, compared with $23.3 million for the same period in 2000. The increase is primarily the result of an increase in contract underwriting revenue, an increase in equity earnings from Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a joint venture with Radian Group Inc. ("Radian"), and equity earnings (compared to a loss in the prior period) from Sherman Financial Group LLC ("Sherman"), also a joint venture with Radian.

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

     Total combined assets of C-BASS at June 30, 2001 and 2000 were approximately $844 million and $961 million, respectively, of which approximately $679 million and $841 million, respectively, were mortgage-related assets, including open trades. Total liabilities at June 30, 2001 and 2000 were approximately $572 million and $730 million, respectively, of which approximately $471 million and $648 million, respectively, were funding arrangements, including accrued interest, virtually all of which were short-term. For the six months ended June 30, 2001 and 2000, revenues of approximately $121 million and $95 million, respectively, and expenses of approximately $63 million and $52 million, respectively, resulted in income before tax of approximately $58 million and $43 million, respectively.

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

     Net losses incurred increased 45% to $65.7 million during the first half of 2001 from $45.2 million during the same period in 2000. The increase from a year ago was primarily attributable to an increase in new notices and a decrease in the redundancy of prior year loss reserves. The default rate at June 30, 2001 was 2.75% compared to 2.58% at December 31, 2000, and the primary notice inventory increased from 37,422 at December 31, 2000 to 41,390 at June 30, 2001. Excluding subprime credit loans, the default rate was 2.22% at June 30, 2001 and at December 31, 2000. The average primary claim paid through the second quarter was $18,600 compared to $18,900 through the second quarter of 2000. The Company expects the primary notice inventory, the default rate including all loans (which at the end of the third quarter of 2001 could exceed 3%) and claims paid to increase from current levels due to, among other factors, the increase in the portion of the insurance in force consisting of subprime loans. The pool notice inventory increased from 18,209 at December 31, 2000 to 18,787 at June 30, 2001.

     At June 30, 2001, 74% of MGIC's insurance in force was written subsequent to December 31, 1997. Based on all of the loans in the Company's insurance in force, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from this historical pattern and the Company expects the period of highest claims frequency on subprime credit loans will occur earlier than in this historical pattern.

     Underwriting and other expenses increased to $110.2 million in the first half of 2001 from $93.2 million in the same period of 2000, an increase of 18%. The increase can be attributed to increases in both insurance and non-insurance expenses related to increased volume and contract underwriting.

     Interest expense increased to $15.7 million in the first half of 2001 from $13.7 million during the same period in 2000 primarily due to higher weighted-average interest rates during the six months ended June 30, 2001 compared to the comparable period in 2000.

     The consolidated insurance operations loss ratio was 13.2% for the first six months of 2001 compared to 10.5% for the same period in 2000. The consolidated insurance operations expense and combined ratios were 16.6% and 29.8%, respectively, for the first half of 2001 compared to 18.7% and 29.2% for the first half of 2000.

     The effective tax rate was 31.9% in the first half of 2001, compared to 31.3% in the same period of 2000. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 2001 resulted from a lower percentage of total income before tax being generated from the tax-preferenced investments.


Other Matters

     In December 2000, MGIC entered into an agreement to settle Downey et. al.
v. MGIC, which is pending in Federal District Court for the Southern District of Georgia. As described in Item 1, in June 2001, the District Court entered a final order approving the settlement.

     During the second quarter of 1999, Fannie Mae and Freddie Mac changed their mortgage insurance requirements for certain mortgages approved by their automated underwriting services. The changes permit lower coverage percentages on these loans than the deeper coverage percentages that went into effect in 1995. MGIC's premium rates vary with the depth of coverage. While lower coverage percentages result in lower premium revenue, lower coverage percentages should also result in lower incurred losses at the same level of claim incidence. MGIC's results could also be affected to the extent Fannie Mae and Freddie Mac are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. Fannie Mae and Freddie Mac have programs under which a delivery fee is paid to them, with mortgage insurance coverage reduced below the coverage that would be required in the absence of the delivery fee.

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

     In July 2001, the Office of Federal Housing Enterprise Oversight ("OFHEO") released a risk-based capital stress test for Fannie Mae and Freddie Mac. One of the elements of the stress test is that future claim payments made by a private mortgage insurer on Fannie Mae and Freddie Mac loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. When fully phased in, claim payments from an insurer whose claims-paying ability rating is "AAA" are subject to a 5% reduction over the 10-year period of the stress test, while claim payments from a "AA" rated insurer, such as MGIC, are subject to a 15% reduction. The effect of the differentiation among insurers is to require Fannie Mae and Freddie Mac to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than "AAA." As a result, if the final rule is the same as the rule released in July 2001, there is an incentive for Fannie Mae and Freddie Mac to use private mortgage insurance provided by a "AAA" rated insurer. If the stress test ultimately gives Fannie Mae and Freddie Mac an incentive to use "AAA" mortgage insurance, MGIC may need "AAA" capacity, which in turn would entail using capital to support such a facility as well as additional expenses or MGIC may need to make other changes to provide Fannie Mae or Freddie Mac with the equivalent of "AAA" coverage.


Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. Funds are applied primarily to the payment of claims and expenses. The Company generated positive cash flows from operating activities of approximately $263.7 million and $255.3 million for the six months ended June 30, 2001 and 2000, respectively, as shown on the Consolidated Statement of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Cash-flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     Consolidated total investments and cash balances increased approximately $280 million to $3.8 billion at June 30, 2001 from $3.5 billion at December 31, 2000, primarily due to positive net cash flow, offset by decreases in unrealized gains on securities marked to market of $19 million. The Company generated consolidated cash flows from operating activities of $263.7 million through June 30, 2001, compared to $255.3 million generated during the same period in 2000. The increase in operating cash flows through the first half of 2001 compared to 2000 is due primarily to increases in renewal premiums and investment income. As of June 30, 2001, the Company had $147.5 million of short-term investments with maturities of 90 days or less, and 67% of the portfolio was invested in tax-preferenced securities. In addition, at June 30, 2001, based on book value, the Company's fixed income securities were approximately 97% invested in 'A' rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     At June 30, 2001, the Company had an immaterial amount of derivative financial instruments in its investment portfolio. The Company's philosophy is to invest in instruments that meet high credit quality standards as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

     The Company's investments in joint ventures increased $20.2 million from $138.8 million at December 31, 2000 to $159.0 million at June 30, 2001 as a result of additional investments of $15.0 million and equity earnings of $17.9 million offset by $12.8 million of dividends received.

     Consolidated unearned premiums decreased $12.4 million from $180.7 million at December 31, 2000, to $168.3 million at June 30, 2001, primarily reflecting the continued high level of monthly premium policies written.

     During the first quarter of 2001, the Company established a $200 million short term commercial paper program, rated "A-1" by S&P and "P-1" by Moody's. At June 30, 2001, the Company's outstanding par balance of commercial paper notes was $109.3 million. The proceeds of the commercial paper were used to repay all outstanding borrowings under the bank facilities. At June 30, 2001, the Company's outstanding debt was $408.4 million.

     Consolidated shareholders' equity increased to $2.8 billion at June 30, 2001, from $2.5 billion at December 31, 2000, an increase of 13%. This increase consisted of $319.1 million of net income through the second quarter of 2001, $20.9 million from the reissuance of treasury stock offset by dividends declared of $5.3 million and other comprehensive losses, net of tax, of $19.2 million.

     MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 9.9:1 at June 30, 2001 compared to 10.6:1 at December 31, 2000. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $2.2 billion, net of reinsurance, during the first half of 2001.

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

     In April 2001, the Staff of the Congressional Joint Committee on Taxation proposed the elimination of the federal income tax deduction for amounts added to contingency reserves that are required to be established under state insurance regulation of mortgage guaranty and certain other classes of credit insurance. Insurers taking the deduction must purchase from the Treasury non-interest bearing tax and loss bonds equal to the tax benefit of the deduction. The bonds are recognized as assets in computing capital and the elimination of the deduction could affect MGIC's risk-to-capital ratio. The income tax legislation enacted in June 2001 did not include any change to the contingency reserve provisions.

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

     For the second quarter of 2001, our new insurance written volume increased 112% compared to the same period in 2000. One of the reasons our volume was higher in 2001 was because many borrowers refinanced their mortgages during the first six months of 2001 due to a lower interest rate environment, which also led to lenders canceling insurance that we wrote in the past. While we have not experienced lower volume in recent years other than as a result of declining refinancing activity, one of the risks we face is that substantially higher interest rates will substantially reduce purchase activity by first time homebuyers and that the decline in cancellations of insurance that in the past have accompanied higher interest rates will not be sufficient to offset the decline in premiums from loans that are not made.

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

     The business practices of Fannie Mae and Freddie Mac affect the entire relationship between them and mortgage insurers and include:

     o the level of private mortgage insurance coverage, subject to the limitations of Fannie Mae and Freddie Mac's charters, when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

     o whether Fannie Mae or Freddie Mac influence the mortgage lender's selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

     o whether Fannie Mae or Freddie Mac will give mortgage lenders an incentive, such as a reduced guaranty fee, to select a mortgage insurer that has a "AAA" claims-paying ability rating to benefit from the lower capital requirements for Fannie Mae and Freddie Mac when a mortgage is insured by a company with that rating,

     o the underwriting standards that determine what loans are eligible for purchase by Fannie Mae or Freddie Mac, which thereby affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans,

     o the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and

     o the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent.

     We do not have a "AAA" rating. If the recently released capital rules of the Office of Federal Housing Enterprise Oversight are adopted in the form in which they were released, private mortgage insurers with "AAA" ratings, would be given greater capital credit than we would receive. As a result, we may need to obtain a "AAA" capacity for mortgages delivered to Fannie Mae or Freddie Mac or may need to make other changes to provide Fannie Mae or Freddie Mac with the equivalent of "AAA" coverage. While we believe we can obtain this rating, we would need to dedicate capital to the mortgage insurance business that we might use in other ways and we would also have additional costs that we would not otherwise incur.

     Because we participate in an industry that is intensely competitive, changes in our competitors' business practices could reduce our revenues or increase our losses.

     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. The low level of losses that has recently prevailed in the private mortgage insurance industry has encouraged competition to assume default risk through captive reinsurance arrangements, self insurance, 80-10-10 loans and other means. In 1996, we reinsured under captive reinsurance arrangements virtually none of our primary insurance. At June 30, 2001, about 21% of our risk in force was subject to captive reinsurance arrangements. The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. Our top ten customers generated 27.0% of the new primary insurance that we wrote in 1997 compared to 36.2% in 2000.

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

     As the domestic economy deteriorates, more homeowners may default and our losses may increase.

     Losses result from events that reduce a borrower's ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. In recent years, due in part to the strength of the economy, we have had low losses by historical standards. While our losses could increase for other reasons, a significant deterioration in economic conditions would probably increase our losses. Also, we expect that the subprime credit loans we insure will generate higher losses. We believe the premiums we charge on these loans will generate acceptable return but we cannot guaranty this result.

     Our industry is subject to litigation risk.

     In recent years, consumers have brought a growing number of lawsuits against home mortgage lenders and settlement service providers. As of the end of June 2001, seven mortgage insurers, including our MGIC subsidiary, were involved in litigation alleging violations of the Real Estate Settlement Procedures Act. Our MGIC subsidiary and two other mortgage insurers have entered into an agreement to settle the cases against them. The Court entered a final order approving this settlement in June 2001, although due to an appeal of an order denying certain class members the right to intervene in the case to challenge certain aspects of the settlement, the final implementation of the settlement will not occur until the appeal is resolved. We took a $23.2 million pretax charge in 2000 to cover our share of the estimated costs of the settlement. While the settlement includes an injunction that prohibits certain practices and specifies the basis on which other practices may be done in compliance with the Real Estate Settlement Procedures Act, we may still be subject to future litigation.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2001, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company's philosophy is to invest in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2001, the effective duration of the Company's investment portfolio was 5.7 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.7% decrease/increase in the value of the Company's investment portfolio. The Company's borrowings under the commercial paper program are subject to interest rates that are variable. See note 2 to the consolidated financial statements.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     With respect to the Downey litigation referred to in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Federal District Court for the Southern District of Georgia entered a final order on June 25, 2001 approving the settlement contemplated by the settlement agreement and certifying the settlement class contemplated by the agreement. An appeal has been filed to overturn a related decision of the District Court not to allow certain individuals to intervene in the action. If the appeal is successful, these individuals could have standing to challenge the terms of the final approval order. The Company's obligation to pay claims and expenses under the settlement is delayed pending the outcome of the appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on May 10, 2001.

     (b) At the Annual Meeting, the following Directors were elected to the Board of Directors, for a term expiring at the Annual Meeting of Shareholders to be held in 2004 or until a successor is duly elected and qualified:

                    James A. Abbott
                    Thomas M. Hagerty
                    Sheldon B. Lubar

     Immediately after the Annual Meeting, Directors with continuing terms of office were:

               Term expiring 2002:

                    Mary K. Bush
                    Daniel S. Engleman
                    Kenneth M. Jastrow, II
                    Daniel P. Kearney

               Term expiring 2003:

                    Karl E. Case
                    Curt S. Culver
                    William A. McIntosh
                    Leslie M. Muma

     On July 26, 2001, the Board of Directors elected Michael E. Lehman as a Director for a term expiring at the Annual Meeting of Shareholders to be held in 2004 or until a successor is duly elected and qualified.

     (c) Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

          (1)  Election of three Directors for a term expiring in 2004:


                                               FOR                WITHHELD

               James A. Abbott              92,836,542            530,733
               Thomas M. Hagerty            92,838,395            528,880
               Sheldon B. Lubar             92,838,018            529,257

          (2) Ratification of the appointment of PricewaterhouseCoopers LLP as independent accounts for the Company for 2001.

               For:                                            93,021,395
               Against:                                            18,584
               Abstaining from Voting                             327,296

There were no broker non-votes on any matter.

     (d)  Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

     (b) Reports on Form 8-K - No reports were filed on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 2001.


                                        MGIC INVESTMENT CORPORATION



                                         \s\ J. Michael Lauer
                                        --------------------------------------
                                         J. Michael Lauer
                                         Executive Vice President and
                                         Chief Financial Officer



                                         \s\ Patrick Sinks
                                        --------------------------------------
                                         Patrick Sinks
                                         Senior Vice President, Controller and
                                         Chief Accounting Officer

                                INDEX TO EXHIBITS
                                    (Item 6)


Exhibit
Number                         Description of Exhibit
-------                        ----------------------


   11                    Statement Re Computation of Net Income
                         Per Share