Form 10-Q
period 2001-09-30
MGIC INVESTMENT CORP
filed 2001-11-13
CIK 876437

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number 1-10816

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

          YES  X                                    NO
              ---                                      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK          PAR VALUE            DATE            NUMBER OF SHARES
 Common stock             $1.00            10/31/01            107,185,914

                           MGIC INVESTMENT CORPORATION
                                TABLE OF CONTENTS


                                                                           Page
                                                                           No.
                                                                           ----


PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheet as of
              September 30, 2001 (Unaudited) and
              December 31, 2000                                               3

            Consolidated Statement of Operations
              for the Three and Nine Month Periods
              Ended September 30, 2001 and 2000
              (Unaudited)                                                     4

            Consolidated Statement of Cash Flows
              for the Nine Months Ended September 30,
              2001 and 2000 (Unaudited)                                       5

            Notes to Consolidated Financial Statements
              (Unaudited)                                                  6-11

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  11-25

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk                                              26

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                 27

SIGNATURES

INDEX TO EXHIBITS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
              September 30, 2001 (Unaudited) and December 31, 2000

                                                September 30,    December 31,
                                                    2001             2000
                                                -------------    ------------
ASSETS                                            (In thousands of dollars)
Investment portfolio:
  Securities, available-for-sale,
   at market value:
    Fixed maturities                             $ 3,837,447      $ 3,298,561
    Equity securities                                 20,646           22,042
    Short-term investments                           171,504          151,592
                                                 -----------      -----------
      Total investment portfolio                   4,029,597        3,472,195
Cash                                                  10,047            5,598
Accrued investment income                             50,593           51,419
Reinsurance recoverable on loss
 reserves (note 3)                                    27,828           33,226
Reinsurance recoverable on unearned
 premiums (note 3)                                     8,618            8,680
Home office and equipment, net                        33,253           31,308
Deferred insurance policy acquisition costs           29,536           25,839
Investments in joint ventures                        164,084          138,838
Other assets                                         133,569           90,678
                                                 -----------      -----------
      Total assets                               $ 4,487,125      $ 3,857,781
                                                 ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss reserves                                  $   603,938      $   609,546
  Unearned premiums                                  174,825          180,724
  Short- and long-term debt (note 2)                 377,264          397,364
  Other liabilities                                  353,422          205,265
                                                 -----------      -----------
      Total liabilities                            1,509,449        1,392,899
                                                 -----------      -----------
Contingencies (note 4) Shareholders' equity:
  Common stock, $1 par value, shares
   authorized 300,000,000; shares issued
   121,110,800; shares outstanding, 9/30/01
   - 107,220,914 12/31/00 - 106,825,758              121,111          121,111
  Paid-in surplus                                    213,978          207,882
  Treasury stock (shares at cost, 9/30/01
   - 13,889,886 12/31/00 - 14,285,042               (607,311)        (621,033)
  Accumulated other comprehensive income,
   net of tax (note 6)                                98,687           75,814
  Retained earnings                                3,151,211        2,681,108
                                                 -----------      -----------
      Total shareholders' equity                   2,977,676        2,464,882
                                                 -----------      -----------
      Total liabilities and shareholders' equity $ 4,487,125      $ 3,857,781
                                                 ===========      ===========


See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         Three and Nine Month Periods Ended September 30, 2001 and 2000
                                   (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                  --------------------     -------------------
                                    2001        2000        2001        2000
                                            (In thousands of dollars,
                                             except per share data)
Revenues:
  Premiums written:
    Direct                        $288,288    $250,275    $803,797    $690,539
    Assumed                            126         245         353         662
    Ceded (note 3)                 (17,408)    (14,312)    (46,653)    (34,859)
                                  --------    --------    --------    --------
  Net premiums written             271,006     236,208     757,497     656,342
  (Increase) decrease in
   unearned premiums                (6,226)     (7,000)      5,837       1,404
                                  --------    --------    --------    --------
  Net premiums earned              264,780     229,208     763,334     657,746
  Investment income, net
   of expenses                      51,021      46,125     152,632     129,465
  Realized investment
   gains, net                        7,247         422      28,822         585
  Other revenue                     16,788       6,963      55,070      30,259
                                  --------    --------    --------    --------
    Total revenues                 339,836     282,718     999,858     818,055
                                  --------    --------    --------    --------

Losses and expenses:
  Losses incurred, net              43,468      21,442     109,149      66,597
  Underwriting and other
   expenses                         58,317      40,055     168,495     133,261
  Interest expense                   7,604       7,412      23,294      21,085
                                  --------    --------    --------    --------
    Total losses and expenses      109,389      68,909     300,938     220,943
                                  --------    --------    --------    --------
Income before tax                  230,447     213,809     698,920     597,112
Provision for income tax            71,455      67,454     220,786     187,434
                                  --------    --------    --------    --------
Net income                        $158,992    $146,355    $478,134    $409,678
                                  ========    ========    ========    ========

Earnings per share (note 5):
   Basic                          $   1.48    $   1.38    $   4.46    $   3.86
                                  ========    ========    ========    ========

   Diluted                        $   1.47    $   1.36    $   4.43    $   3.83
                                  ========    ========    ========    ========

Weighted average common shares
  outstanding - diluted
  (shares in thousands, note 5)    108,218     107,339     108,036     107,065
                                  ========    ========    ========    ========

Dividends per share               $  0.025    $  0.025    $  0.075    $  0.075
                                  ========    ========    ========    ========


See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                 ----------------------------
                                                     2001             2000
                                                  (In thousands of dollars)
Cash flows from operating activities:
  Net income                                     $   478,134      $   409,678
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of deferred insurance
       policy acquisition costs                       14,712           14,646
      Increase in deferred insurance policy
       acquisition costs                             (18,409)         (18,266)
      Depreciation and amortization                    5,145            5,366
      Decrease in accrued investment income              826            1,671
      Decrease in reinsurance recoverable
       on loss reserves                                5,398              943
      Decrease (increase) in reinsurance
       recoverable on unearned premiums                   62           (2,466)
      Decrease in loss reserves                       (5,608)         (27,125)
      (Decrease) increase in unearned premiums        (5,899)           1,062
      Equity earnings in joint ventures              (23,007)         (15,892)
      Other                                           70,698           35,138
                                                 -----------      -----------
Net cash provided by operating activities            522,052          404,755
                                                 -----------      -----------

Cash flows from investing activities:
  Purchase of equity securities                            -          (14,629)
  Purchase of fixed maturities                    (2,162,273)      (1,372,238)
  Additional investment in joint ventures            (15,000)         (15,023)
  Proceeds from sale of equity securities              1,585           14,315
  Proceeds from sale or maturity of fixed
   maturities                                      1,700,427        1,010,528
                                                 -----------      -----------
Net cash used in investing activities               (475,261)        (377,047)
                                                 -----------      -----------

Cash flows from financing activities:
  Dividends paid to shareholders                      (8,031)          (7,951)
  Proceeds from issuance of long- and
   short-term debt                                   111,499           10,000
  Repayment of long- and short-term debt            (133,384)         (25,000)
  Reissuance of treasury stock                        15,307           10,803
  Repurchase of common stock                          (7,821)          (6,224)
                                                 -----------      -----------
Net cash used in financing activities                (22,430)         (18,372)
                                                 -----------      -----------

Net increase in cash and short-term
 investments                                          24,361            9,336
Cash and short-term investments at
 beginning of period                                 157,190          110,068
                                                 -----------      -----------
Cash and short-term investments at
 end of period                                   $   181,551      $   119,404
                                                 ===========      ===========


See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments, including normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

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

     The Company amortized $14.6 million and $14.7 million of deferred insurance policy acquisition costs during the nine months ended September 30, 2000 and 2001, respectively.

     Loss reserves

     Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Reserves are established by management using estimated claims rates and claims amounts in estimating the ultimate loss. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

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

     During the first quarter of 2001, the Company established a $200 million short term commercial paper program, rated "A-1" by S&P and "P-1" by Moody's. At September 30, 2001, the Company's outstanding par balance of commercial paper notes was $78.0 million. The proceeds of the commercial paper were used during the first quarter to repay all outstanding borrowings under the bank facilities. There were no borrowings outstanding under the bank facilities at September 30, 2001. These facilities are being used as liquidity back up facilities for the outstanding commercial paper. The remaining credit available under these facilities, after reduction for the amount necessary to back the commercial paper, was $122.0 million at September 30, 2001. The weighted average interest rates on the borrowings for the quarter were as follows:

     Senior notes                                         7.50%
     Commercial paper                                     3.90%

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

     In addition, in June 2001, the Federal District Court for the Southern District of Georgia before which Downey et. al. v. MGIC is pending, issued a final order approving a settlement agreement and certified a nationwide class of borrowers. In the fourth quarter of 2000, the Company recorded a $23.2 million charge to cover the estimated costs of the settlement, including payments to borrowers. Due to appeals of related orders denying certain class members the right to intervene to challenge certain aspects of the settlement in Downey and two related cases, payments to borrowers in the settlement are delayed pending the outcome of the appeals. The settlement includes an injunction that prohibits certain practices and specifies the basis on which agency pool insurance, captive mortgage reinsurance, contract underwriting and other products may be provided in compliance with the Real Estate Settlement Procedures Act.

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

                                    Three Months Ended    Nine Months Ended
                                       September 30         September 30,
                                    ------------------    ------------------
                                     2001       2000       2001       2000
                                    -------    -------    -------    -------
                                              (Shares in thousands)

Weighted-average shares -
  Basic EPS                         107,305    106,334    107,099    106,036
Common stock equivalents                913      1,005        937      1,029
                                    -------    -------    -------    -------
Weighted-average shares -
  Diluted EPS                       108,218    107,339    108,036    107,065
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

        In 2001, The Financial Accounting Standards Board issued SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which are effective for the Company on January 1, 2002. SFAS No. 141 requires business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company does not have any material amounts of goodwill and therefore, does not expect any significant impairment of goodwill upon adoption.

Note 7 - Comprehensive income

     The Company's total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

                                    Three Months Ended     Nine Months Ended
                                       September 30          September 30,
                                    -------------------   -------------------
                                      2001       2000       2001       2000
                                    --------   --------   --------   --------
                                              (Shares in thousands)

  Net income                        $158,992   $146,355   $478,134   $409,678
  Other comprehensive income          42,078     19,524     22,873     49,737
                                    --------   --------   --------   --------
      Total comprehensive income    $201,070   $165,879   $501,007   $459,415
                                    ========   ========   ========   ========

Other comprehensive income (loss)
 (net of tax):
  Cumulative effect  - FAS 133      $    N/A   $    N/A   $ (5,982)  $    N/A
  Net derivative losses               (2,654)       N/A     (3,819)       N/A
  Amortization of deferred losses
   and Ineffectiveness of cash
   flow hedge                            270        N/A        810        N/A
  FAS 115                             44,462     19,524     31,864     49,737
                                    --------   --------   --------   --------
Comprehensive income                $ 42,078   $ 19,524   $ 22,873   $ 49,737
                                    ========   ========   ========   ========

     The difference between the Company's net income and total comprehensive income for the nine months ended September 30, 2001 and 2000 is due to the change in unrealized appreciation/depreciation on investments, the cumulative effect of the adoption of SFAS No. 133 and the market value adjustment of the hedges, all net of tax.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

Three months Ended September 30, 2001 Compared With Three months Ended September 30, 2000

     Net income for the three months ended September 30, 2001 was $159.0 million, compared to $146.4 million for the same period of 2000, an increase of 9%. Diluted earnings per share for the three months ended September 30, 2001 was $1.47 compared with $1.36 in the same period last year, an increase of 8%. As used in this report, the term "Company" means the Company and its consolidated subsidiaries, which do not include joint ventures in which the Company has an equity interest.

     Total revenues for the third quarter 2001 were $339.8 million, an increase of 20% from the $282.7 million for the third quarter 2000. This increase was primarily attributed to an increase in new business writings, which included $19.7 billion in bulk transactions year-to-date, of which $6.7 billion was written in the third quarter of 2001. Also contributing to the increase in revenues was an increase in investment income resulting from strong cash flows during the prior twelve months, and increases in realized gains and other revenue. See below for a further discussion of premiums, investment income and other revenue.

     Losses and expenses for the third quarter were $109.4 million, an increase of 59% from $68.9 million for the same period of 2000. The increase from last year can be attributed to an increase in notice inventories and increases in insured volume and in contract underwriting. See below for a further discussion of losses incurred and underwriting expenses.

     The amount of new primary insurance written by MGIC during the three months ended September 30, 2001 was $23.4 billion, compared to $12.7 billion in the same period of 2000. The increase in new primary insurance written principally reflected the increase in refinancing activity on the non-bulk business and the increase in bulk transactions written in the third quarter of 2001 compared to the third quarter of 2000. The Company does not expect comparable increases in the volume of bulk transactions after the fourth quarter of 2001.

     The $23.4 billion of new primary insurance written during the third quarter of 2001 was offset by the cancellation of $15.4 billion of insurance in force, and resulted in a net increase of $8.0 billion in primary insurance in force, compared to new primary insurance written of $12.7 billion, the cancellation of $7.6 billion of insurance in force and a net increase of $5.1 billion in primary insurance in force during the third quarter of 2000. Direct primary insurance in force was $179.6 billion at September 30, 2001 compared to $160.2 billion at December 31, 2000 and $157.0 billion at September 30, 2000.

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended September 30, 2001 and September 30, 2000, which was virtually all agency pool insurance, was $133 million and $87 million, respectively. The Company's direct pool risk in force was $1.8 billion at September 30, 2001, $1.7 billion at December 31, 2000, and was $1.8 billion at September 30, 2000.

     Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations increased during the third quarter of 2001 compared to the cancellation levels of 2000 principally due to the lower mortgage interest rate environment which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 67.7% at September 30, 2001 from 80.4% at December 31, 2000 and 80.3% at September 30, 2000. Future cancellation activity could be somewhat higher than it otherwise would have been as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance. Cancellation activity could also increase as more of the Company's bulk loans season. The Company anticipates that the bulk loans will have materially lower persistency than the Company's flow business.

     New insurance written for bulk transactions was 29% of new insurance written during the third quarter of 2001 compared to 23% for the same period a year ago. The Company expects that the loans that are included in these bulk transactions will have delinquency and claim rates in excess of those on the Company's flow business. While the Company believes it has priced its bulk transactions to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk and persistency of this business.

     Net premiums written increased 15% to $271.0 million during the third quarter of 2001, from $236.2 million during the third quarter of 2000. Net premiums earned increased 16% to $264.8 million for the third quarter of 2001 from $229.2 million for the same period in 2000. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums to $17.4 million in the third quarter of 2001 compared to $14.3 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

     Mortgages (newly insured during the nine months ended September 30, 2001 or in previous periods) approximating 27% of MGIC's new insurance written during both the third quarter of 2001 and 2000 were subject to captive mortgage reinsurance and similar arrangements. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. At September 30, 2001, approximately 23% of MGIC's risk in force was subject to captive reinsurance and similar arrangements, compared to 21% at December 31, 2000. The amount of premiums ceded under captive mortgage reinsurance arrangements and the amount of risk in force subject to such arrangements are expected to continue to increase.

     Investment income for the third quarter of 2001 was $51.0 million, an increase of 11% over the $46.1 million in the third quarter of 2000. This increase was the result of increases in the amortized cost of average invested assets to $3.8 billion for the third quarter of 2001 from $3.1 billion for the third quarter of 2000, an increase of 19%, and offset by a slight decrease in the investment yield. The portfolio's average pre-tax investment yield was 5.5% for the third quarter of 2001 and 6.0% for the same period in 2000. The portfolio's average after-tax investment yield was 4.7% for the third quarter of 2001 and 5.0% for the third quarter of 2000. The Company's net realized gains were $7.2 million for the three months ended September 30, 2001 compared to net realized gains of $0.4 million during the same period in 2000, resulting primarily from the sale of corporate and taxable municipal securities.

     Other revenue, which is composed of various components, was $16.8 million for the third quarter of 2001, compared with $7.0 million for the same period in 2000. The increase is primarily the result of an increase in contract underwriting revenue, an increase in equity earnings from Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a joint venture with Radian Group Inc. ("Radian"), and equity earnings from Sherman Financial Group LLC ("Sherman"), also a joint venture with Radian.

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

     Total combined assets of C-BASS at September 30, 2001 and 2000 were approximately $960 million and $955 million, respectively, of which approximately $764 million and $826 million, respectively, were mortgage-related assets, including open trades. Total liabilities at September 30, 2001 and 2000 were approximately $676 million and $716 million, respectively, of which approximately $591 million and $627 million, respectively, were funding arrangements, including accrued interest, virtually all of which were short-term. For the three months ended September 30, 2001 and 2000, revenues of approximately $39 million and $25 million, respectively, and expenses of approximately $27 million and $18 million, respectively, resulted in income before tax of approximately $12 million and $7 million, respectively.

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

     Net losses incurred increased 103% to $43.5 million during the third quarter of 2001 from $21.4 million during the same period in 2000. The increase from a year ago was due to an increase in the primary notice inventory related to bulk delinquency activity, the maturation of the 1998 and 1999 books of business which were larger than books written in years preceding 1998 that have passed through their historical peak delinquency years, and increased delinquencies on the 2000 and 2001 books of business which are likely due to the higher risk profile of these books compared to prior books. The delinquency rate at September 30, 2001 was 3.14% compared to 2.58% at December 31, 2000, and the primary notice inventory increased from 37,422 at December 31, 2000 to 48,820 at September 30, 2001. Excluding bulk transaction loans, the delinquency rate was 2.41% at September 30, 2001 and 2.19% at December 31, 2000. The Company expects the primary notice inventory, the delinquency rate, incurred losses and claims paid, to increase from current levels due to the factors discussed above relating to the increase in incurred losses. The average primary claim paid during the third quarter was $17,700 compared to $19,500 in the third quarter of 2000. The pool notice inventory increased from 18,209 at December 31, 2000 to 20,760 at September 30, 2001.

     At September 30, 2001, 64% of MGIC's insurance in force was written subsequent to December 31, 1998. Based on all of the loans in the Company's insurance in force, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from this historical pattern and the Company expects the period of highest claims frequency on bulk transaction loans will occur earlier than in this historical pattern.

     Underwriting and other expenses increased to $58.3 million in the third quarter of 2001 from $40.1 million in the same period of 2000, an increase of 46%. The increase can be attributed to increases in both insurance and non-insurance expenses related to increased volume and contract underwriting.

     The consolidated insurance operations loss ratio was 16.4% for the third quarter of 2001 compared to 9.4% for the third quarter of 2000. The consolidated insurance operations expense and combined ratios were 16.0% and 32.4%, respectively, for the third quarter of 2001 compared to 13.8% and 23.2% for the third quarter of 2000.

     The effective tax rate was 31.0% in the third quarter of 2001, compared to 31.5% in the third quarter of 2000. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The lower effective tax rate in 2001 resulted from a higher percentage of total income before tax being generated from the tax-preferenced investments.


Nine months Ended September 30, 2001 Compared With Nine months Ended September 30, 2000

     Net income for the nine months ended September 30, 2001 was $478.1 million, compared to $409.7 million for the same period of 2000, an increase of 17%. Diluted earnings per share for the nine months ended September 30, 2001 was $4.43 compared with $3.83 in the same period last year, an increase of 16%. As used in this report, the term "Company" means the Company and its consolidated subsidiaries, which do not include joint ventures in which the Company has an equity interest.

     Total revenues through September 30, 2001 were $1.0 billion, an increase of 22% from the $818.1 million for the same period in 2000. This increase was primarily attributed to an increase in new business writings, which included $19.7 billion in bulk transactions for the nine months ended September 30, 2001. Also contributing to the increase in revenues was an increase in investment income resulting from strong cash flows during the prior twelve months, and increases in realized gains and other revenue. See below for a further discussion of premiums, investment income and other revenue.

     Losses and expenses through September 30, 2001 were $300.9 million, an increase of 36% from $220.9 million for the same period of 2000. The increase from last year can be attributed to an increase in notice inventories and increases in both insurance and non-insurance expenses relating to increased volume and contract underwriting. See below for a further discussion of losses incurred and underwriting expenses.

     The amount of new primary insurance written by MGIC during the nine months ended September 30, 2001 was $62.5 billion, compared to $30.7 billion in the same period of 2000. The increase in new primary insurance written principally reflected the increase in refinancing activity on the non-bulk business and the increase in bulk transactions written through the third quarter of 2001, compared to the same period of 2000. The Company does not expect comparable increases in the volume of bulk transactions after the fourth quarter of 2001.

     The $62.5 billion of new primary insurance written during the first nine months of 2001 was offset by the cancellation of $43.1 billion of insurance in force, and resulted in a net increase of $19.4 billion in primary insurance in force, compared to new primary insurance written of $30.7 billion, the cancellation of $21.3 billion of insurance in force and a net increase of $9.4 billion in primary insurance in force during the same period of 2000. Direct primary insurance in force was $179.6 billion at September 30, 2001 compared to $160.2 billion at December 31, 2000 and $157.0 billion at September 30, 2000.

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the nine months ended September 30, 2001 and 2000, which was virtually all agency pool insurance, was $291 million and $270 million, respectively. The Company's direct pool risk in force was $1.8 billion at September 30, 2001 and at September 30, 2000 and $1.7 billion at December 31, 2000.

     Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations increased during the first nine months of 2001 compared to the cancellation levels of 2000 principally due to the lower mortgage interest rate environment which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 67.7% at September 30, 2001 from 80.4% at December 31, 2000 and 80.3% at September 30, 2000. Future cancellation activity could be somewhat higher than it otherwise would have been as a result of legislation that went into effect in July 1999 regarding cancellation of mortgage insurance. Cancellation activity could also increase as more of the Company's bulk loans season. The Company anticipates that the bulk loans will have materially lower persistency than the Company's flow business.

     New insurance written for bulk transactions was 31% of new insurance written during the first nine months of 2001 compared to 16% for the same period a year ago. The Company expects that the loans that are included in these bulk transactions will have delinquency and claim rates in excess of those on the Company's flow business. While the Company believes it has priced its bulk transactions to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk and persistency of this business.

     Net premiums written increased 15% to $757.5 million during the first nine months of 2001, from $656.3 million during the same period in 2000. Net premiums earned increased 16% to $763.3 million for the first nine months of 2001 from $657.7 million for the same period in 2000. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums to $46.7 million through September 30, 2001 compared to $34.9 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

     Mortgages (newly insured during the nine months ended September 30, 2001 or in previous periods) approximating 25% of MGIC's new insurance written during the first nine months of 2001 were subject to captive mortgage reinsurance and similar arrangements compared to 30% during the same period in 2000. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. At September 30, 2001, approximately 23% of MGIC's risk in force was subject to captive reinsurance and similar arrangements, compared to 21% at December 31, 2000. The amount of premiums ceded under captive mortgage reinsurance arrangements and the amount of risk in force subject to such arrangements are expected to continue to increase.

     Investment income for the first nine months of 2001 was $152.6 million, an increase of 18% over the $129.5 million in the first nine months of 2000. This increase was the result of increases in the amortized cost of average invested assets to $3.6 billion for the first nine months of 2001 from $3.0 billion for the same period in 2000, an increase of 19%, and offset by a slight decrease in the investment yield. The portfolio's average pre-tax investment yield was 5.6% for the nine months ending September 30, 2001 and 6.0% for the same period in 2000. The portfolio's average after-tax investment yield was 4.7% for the first nine months of 2001 and 4.9% for the same period in 2000. The Company's net realized gains were $28.8 million for the nine months ended September 30, 2001 compared to net realized gains of $0.6 million during the same period in 2000, resulting primarily from the sale of corporate and taxable municipal securities.

     Other revenue, which is composed of various components, was $55.1 million for the first nine months of 2001, compared with $30.3 million for the same period in 2000. The increase is primarily the result of an increase in contract underwriting revenue, an increase in equity earnings from Credit-Based Asset Servicing and Securitization LLC ("C-BASS"), a joint venture with Radian Group Inc. ("Radian"), and equity earnings (compared to a loss in the prior period) from Sherman Financial Group LLC ("Sherman"), also a joint venture with Radian.

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

     Total combined assets of C-BASS at September 30, 2001 and 2000 were approximately $960 million and $955 million, respectively, of which approximately $764 million and $826 million, respectively, were mortgage-related assets, including open trades. Total liabilities at September 30, 2001 and 2000 were approximately $676 million and $716 million, respectively, of which approximately $591 million and $627 million, respectively, were funding arrangements, including accrued interest, virtually all of which were short-term. For the nine months ended September 30, 2001 and 2000, revenues of approximately $160 million and $121 million, respectively, and expenses of approximately $90 million and $71 million, respectively, resulted in income before tax of approximately $70 million and $50 million, respectively.

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

     Net losses incurred increased 64% to $109.1 million during the first nine months of 2001 from $66.6 million during the same period in 2000. The increase from a year ago was due to an increase in the primary notice inventory related to bulk delinquency activity, the maturation of the 1998 and 1999 books of business which were larger than books written in years preceding 1998 that have passed through their historical peak delinquency years, and increased delinquencies on the 2000 and 2001 books of business which are likely due to the higher risk profile of these books compared to prior books. The delinquency rate at September 30, 2001 was 3.14% compared to 2.58% at December 31, 2000, and the primary notice inventory increased from 37,422 at December 31, 2000 to 48,820 at September 30, 2001. Excluding bulk transaction loans, the delinquency rate was 2.41% at September 30, 2001 and 2.19% at December 31, 2000. The average primary claim paid through the third quarter was $18,300 compared to $19,100 through the third quarter of 2000. The Company expects the primary notice inventory, the delinquency rate, incurred losses and claims paid, to increase from current levels due to the factors discussed above relating to the increase in incurred losses. The pool notice inventory increased from 18,209 at December 31, 2000 to 20,760 at September 30, 2001. The redundancy in loss reserves in 2001 was relatively consistent with the same period in 2000.

     At September 30, 2001, 64% of MGIC's insurance in force was written subsequent to December 31, 1998. Based on all of the loans in the Company's insurance in force, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from this historical pattern and the Company expects the period of highest claims frequency on bulk transaction loans will occur earlier than in this historical pattern.

     Underwriting and other expenses increased to $168.5 million in the first nine months of 2001 from $133.3 million in the same period of 2000, an increase of 26%. The increase can be attributed to increases in both insurance and non-insurance expenses related to increased volume and contract underwriting.

     Interest expense increased to $23.3 million in the first nine months of 2001 from $21.1 million during the same period in 2000 primarily due to higher weighted-average interest rates during the nine months ended September 30, 2001 compared to the comparable period in 2000.

     The consolidated insurance operations loss ratio was 14.3% for the first nine months of 2001 compared to 10.1% for the same period in 2000. The consolidated insurance operations expense and combined ratios were 16.4% and 30.7%, respectively, for the first nine months of 2001 compared to 17.0% and 27.1% for the first nine months of 2000.

     The effective tax rate was 31.6% through September 30, 2001, compared to 31.4% in the same period of 2000. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The higher effective tax rate in 2001 resulted from a lower percentage of total income before tax being generated from the tax-preferenced investments.


Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. Funds are applied primarily to the payment of claims and expenses. The Company generated positive cash flows from operating activities of approximately $522.1 million and $404.8 million for the nine months ended September 30, 2001 and 2000, respectively, as shown on the Consolidated Statement of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Cash-flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities.

     Consolidated total investments and cash balances increased approximately $562 million to $4.0 billion at September 30, 2001 from $3.5 billion at December 31, 2000, primarily due to positive net cash flow, and by increases in unrealized gains on securities marked to market of $49 million. The Company generated consolidated cash flows from operating activities of $522.1 million through September 30, 2001, compared to $404.8 million generated during the same period in 2000. The increase in operating cash flows through the first nine months of 2001 compared to 2000 is due primarily to increases in renewal premiums and investment income. As of September 30, 2001, the Company had $171.5 million of short-term investments with maturities of 90 days or less, and 70% of the portfolio was invested in tax-preferenced securities. In addition, at September 30, 2001, based on book value, the Company's fixed income securities were approximately 98% invested in 'A' rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     At September 30, 2001, the Company had an immaterial amount of derivative financial instruments in its investment portfolio. The Company's philosophy is to invest in instruments that meet high credit quality standards as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument.

     The Company's investments in joint ventures increased $25.3 million from $138.8 million at December 31, 2000 to $164.1 million at September 30, 2001 as a result of additional investments of $15.0 million and equity earnings of $23.0 million offset by $12.8 million of dividends received.

     Consolidated loss reserves at September 30, 2001, net of reinsurance recoverable of $27.8 million, decreased slightly to $576.1 million from $576.3 million, net of reinsurance recoverable of $33.2 million, at December 31, 2000, reflecting a reduction in the primary and pool reserve factors partially offset by increases in the primary and pool insurance notice inventories, as discussed earlier. The Company currently expects that consolidated loss reserves will increase in the fourth quarter of 2001 and throughout 2002 due to higher levels of incurred losses as discussed above. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $5.8 million from $172.0 million, net of reinsurance recoverable of $8.7 million, at December 31, 2000, to $166.2 million, net of reinsurance recoverable of $8.6 million, at September 30, 2001, primarily reflecting the continued high level of monthly premium policies written.

     During the first quarter of 2001, the Company established a $200 million short term commercial paper program, rated "A-1" by S&P and "P-1" by Moody's. At September 30, 2001, the Company's outstanding par balance of commercial paper notes was $78.0 million. The proceeds of the commercial paper were used to repay all outstanding borrowings under the bank facilities. At September 30, 2001, the Company's outstanding debt was $377.3 million.

     Consolidated shareholders' equity increased to $3.0 billion at September 30, 2001, from $2.5 billion at December 31, 2000, an increase of 21%. This increase consisted of $478.1 million of net income through the third quarter of 2001, $19.8 million from the reissuance of treasury stock and other comprehensive gains, net of tax, of $22.9 million, offset by dividends declared of $8.0 million.

     MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 9.5:1 at September 30, 2001 compared to 10.6:1 at December 31, 2000. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $2.1 billion, net of reinsurance, during the first nine months of 2001.

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

     If the volume of low down payment home mortgage originations declines, the
     --------------------------------------------------------------------------
amount of insurance that we write could also decline which could result in
--------------------------------------------------------------------------
declines in our future revenues.
--------------------------------

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

     For the third quarter of 2001, our new insurance written volume increased 84% compared to the same period in 2000. One of the reasons our volume was higher in 2001 was because many borrowers refinanced their mortgages during the first nine months of 2001 due to a lower interest rate environment, which also led to lenders canceling insurance that we wrote in the past. While we have not experienced lower volume in recent years other than as a result of declining refinancing activity, one of the risks we face is that substantially higher interest rates will substantially reduce purchase activity by first time homebuyers and that the decline in cancellations of insurance that in the past have accompanied higher interest rates will not be sufficient to offset the decline in premiums from loans that are not made.

     If lenders and investors select alternatives to private mortgage insurance,
     ---------------------------------------------------------------------------
the amount of insurance that we write could decline, which could result in
--------------------------------------------------------------------------
declines in our future revenues.
--------------------------------

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

     We believe that during 2000 lenders and investors were self-insuring and making 80-10-10 loans at about the same percentage as they did over the last several years. Although during 2000, the share of the low down payment market held by loans with Federal Housing Administration and Veterans Administration mortgage insurance was lower than in 1999, during three of the prior four years, the Federal Housing Administration and Veterans Administration's collective share of this market increased. In the last quarter of 2000, the Federal Housing Administration reduced its mortgage insurance premiums.

Investors are using reduced mortgage insurance coverage on a somewhat higher percentage of loans that we insure than they had over the last several years.

     Because most of the loans MGIC insures are sold to Fannie Mae and Freddie
     -------------------------------------------------------------------------
Mac, changes in their business practices could reduce our revenues or increase
------------------------------------------------------------------------------
our losses.
-----------

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

     Because we participate in an industry that is intensely competitive,
     --------------------------------------------------------------------
changes in our competitors' business practices could reduce our revenues or
---------------------------------------------------------------------------
increase our losses.
--------------------

        Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. The low level of losses that has recently prevailed in the private mortgage insurance industry has encouraged competition to assume default risk through captive reinsurance arrangements, self insurance, 80-10-10 loans and other means. In 1996, we reinsured under captive reinsurance arrangements virtually none of our primary insurance. At September 30, 2001, about 23% of our risk in force was subject to captive reinsurance arrangements. The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. Our top ten customers generated 27.0% of the new primary insurance that we wrote in 1997 compared to 36.2% in 2000.

Our private mortgage insurance competitors include:

     o    PMI Mortgage Insurance Company
     o    GE Capital Mortgage Insurance Corporation
     o    United Guaranty Residential Insurance Company
     o    Radian Guaranty Inc.
     o    Republic Mortgage Insurance Company
     o    Triad Guaranty Insurance Corporation
     o    CMG Mortgage Insurance Company

     If interest rates decline, house prices appreciate or mortgage insurance
     ------------------------------------------------------------------------
cancellation requirements change, the length of time that our policies remain in
--------------------------------------------------------------------------------
force could decline and result in declines in our revenue.
----------------------------------------------------------

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

     As the domestic economy deteriorates, more homeowners may default and our
     -------------------------------------------------------------------------
losses may increase.
--------------------

     Losses result from events that reduce a borrower's ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. In recent years, due in part to the strength of the economy, we have had low losses by historical standards. While our losses could increase for other reasons, we expect the weaker economic conditions prevalent today will probably increase our losses. Also, we expect that the bulk loans we insure will generate higher losses. We believe the premiums we charge on these loans will generate acceptable returns but we cannot guaranty this result.

     Our industry is subject to litigation risk.
     -------------------------------------------

     In recent years, consumers have brought a growing number of lawsuits against home mortgage lenders and settlement service providers. As of the end of September 2001, seven mortgage insurers, including our MGIC subsidiary, were involved in litigation alleging violations of the Real Estate Settlement Procedures Act. Our MGIC subsidiary and two other mortgage insurers have entered into an agreement to settle the cases against them. The Court entered a final order approving this settlement in June 2001, although due to appeals of orders denying certain class members the right to intervene to challenge certain aspects of the settlement, the final implementation of the settlement will not occur until the appeals are resolved. We took a $23.2 million pretax charge in 2000 to cover our share of the estimated costs of the settlement. While the settlement includes an injunction that prohibits certain practices and specifies the basis on which other practices may be done in compliance with the Real Estate Settlement Procedures Act, we may still be subject to future litigation.

     Because we expect the pace of change in our industry and in home mortgage
     -------------------------------------------------------------------------
lending to remain high, we will be disadvantaged unless we are able to respond
------------------------------------------------------------------------------
to new ways of doing business.
------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2001, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company's philosophy is to invest in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2001, the effective duration of the Company's investment portfolio was 5.7 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.7% decrease/increase in the value of the Company's investment portfolio. The Company's borrowings under the commercial paper program are subject to interest rates that are variable. See note 2 to the consolidated financial statements.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

          (b) Reports on Form 8-K - No reports were filed on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 2001.


                                            MGIC INVESTMENT CORPORATION



                                            \s\ J. Michael Lauer
                                            ------------------------------------
                                            J. Michael Lauer
                                            Executive Vice President and
                                            Chief Financial Officer



                                            \s\ Patrick Sinks
                                            ------------------------------------
                                            Patrick Sinks
                                            Senior Vice President, Controller
                                            and Chief Accounting Officer

                                INDEX TO EXHIBITS
                                    (Item 6)

Exhibit
Number                     Description of Exhibit
-------                    ----------------------


  11                       Statement Re Computation of Net Income
                           Per Share