Form 10-K405
period 2001-12-31
MGIC INVESTMENT CORP
filed 2002-03-29
CIK 876437

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                  Commission file number 1-10816
                                                 ------------------

                           MGIC Investment Corporation
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Wisconsin                                  39-1486475
  ---------------------------------       --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

   MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin           53202
---------------------------------------------------------------      -----------
         (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code         (414) 347-6480
                                                    ----------------------------

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

                     Title of Class:               None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 2001: $6.9 billion*

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 15, 2002: 106,278,860.

The following documents have been incorporated by reference in this Form 10-K, as indicated:


                                                Part and Item Number of
                                                Form 10-K Into Which
Document                                        Incorporated
--------                                        ------------
1. Information from 2000 Annual Report to       Item 1 of Part I
   Shareholders (for Fiscal Year                Items 5 through 8 of
   Ended December 31, 2001)                     Part II

2. Proxy Statement for the 2002 Annual          Items 10 through 13 of Part III
   Meeting of Shareholders

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                                     Part I

Item 1.  Business.

A.  General

         MGIC Investment Corporation (the "Company") is a holding company which, through its wholly owned subsidiary, Mortgage Guaranty Insurance Corporation ("MGIC"), is the leading provider of private mortgage insurance coverage in the United States to the home mortgage lending industry. Private mortgage insurance covers residential first mortgage loans and expands home ownership opportunities by enabling people to purchase homes with less than 20% down payments. If the homeowner defaults, private mortgage insurance reduces and, in some instances, eliminates the loss to the insured institution. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") (Fannie Mae and Freddie Mac are collectively referred to as the "GSEs"). In addition to mortgage insurance on first liens, the Company, through other subsidiaries, provides lenders with various underwriting and other services and products related to home mortgage lending.

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

         Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the "claim amount"). The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. The claim amount averages about 115% of the unpaid principal balance of the loan. Primary insurance generally applies to owner occupied, first mortgage loans on one-to-four family homes, including condominiums. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer. References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to MGIC's insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. References in this document to "primary insurance" include insurance written in bulk transactions (see "Bulk Transactions" below) that is supplemental to mortgage insurance written in connection with the origination of the loan. Effective with the third quarter of 2001, in reports by private mortgage insurers to the trade association for the private mortgage insurance industry, mortgage insurance that is supplemental to other mortgage insurance is classified as pool insurance. The trade association classification is used by members of the private mortgage insurance industry in reports to a mortgage industry publication that computes and publishes primary market share information.

         The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in MGIC's records) and primary risk in force (the coverage percentage applied to the unpaid principal balance and, for new risk written in 2001 and risk in force as of December 31, 2001, taking into account any loss limit that is applicable to a portfolio or group of insured loans), for insurance that has been written by MGIC (the "MGIC Book") as of the dates indicated:

                       Primary Insurance and Risk In Force

                                                                            December 31,
                                              --------------------------------------------------------------------------
                                                  2001           2000           1999           1998            1997
                                                  ----           ----           ----           ----            ----
                                                                      (In millions of dollars)
Direct Primary
Insurance In Force..............               $183,904          $160,192       $147,607        $137,990       $138,497


Direct Primary
Risk In Force...................                $42,678(1)        $39,090        $35,623         $32,891        $32,175


(1) Net of aggregate loss limits for 2001. Aggregate loss limits for years prior to 2001 are immaterial and are not reflected.

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

         The following table shows new insurance written during the last five years for 95s with 30% coverage and for 90s with 25% coverage:

                                     Coverage Categories as a Percentage of New Insurance Written

                                                              Year Ended December 31,
                           -----------------------------------------------------------------------------------------------
LTV/
Coverage                         2001               2000               1999                1998               1997
                                 ----               ----               ----                ----               ----
--------------------------

95 / 30%                         26.5%              32.2%              32.0%              33.9%               38.7%

90 / 25%                         29.7%              29.6%              34.7               38.6%               39.1%
                                 -----              -----              ----               ----                ----

                    Total        56.2%              61.8%              66.7%              72.5%               77.8%

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

         When a borrower refinances an MGIC-insured mortgage loan by paying it off in full with the proceeds of a new mortgage, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of MGIC's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of primary risk written with respect to loans representing refinances was 43.7% in 2001 compared to 18.0% in 2000 and 22.3% in 1999.

         In addition to varying with the coverage percentage, MGIC's premium rates vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account the LTV, the loan type (fixed payment versus non-fixed payment) and mortgage term and, for subprime loans, where the borrower's credit score falls within a range of credit scores. In general, subprime loans are mortgages that would not meet the standard underwriting guidelines of Fannie Mae and Freddie Mac for prime quality mortgages due to credit quality, documentation, or other factors, such as in a refinance transaction exceeding a specified increase in the amount of mortgage debt due to cash being paid to the borrower.

         Premium rates cannot be changed after the issuance of coverage. Because the Company believes that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, MGIC generally utilizes a nationally based, rather than a regional or local, premium rate policy.

         The borrower's mortgage loan instrument may require the borrower to pay the mortgage insurance premium ("borrower paid mortgage insurance") or there may be no such requirement imposed on the borrower, in which case the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage ("lender paid mortgage insurance"). Almost all of MGIC's primary insurance in force and new insurance written, other than through bulk transactions, is borrower paid mortgage insurance. New insurance written through bulk transactions is generally paid by the securitization vehicles that hold the mortgages; the mortgage note rate generally does not reflect the premium for the mortgage insurance.

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

         During the first quarter of 1997, the Company began writing pool insurance generally covering fixed-rate, 30-year mortgage loans delivered to Freddie Mac and Fannie Mae ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool risk written during 2001 was $412 million and was $345 million in 2000. New pool risk written during these years was virtually all agency pool insurance, with the remaining risk written associated with loans insured under state housing finance programs. Net (giving effect to external reinsurance) MGIC Book pool risk in force at December 31, 2001 was $1.8 billion compared to $1.5 billion and $1.4 billion at December 31, 2000 and 1999, respectively.

         For a discussion of litigation brought as a nationwide class action alleging that MGIC violated the Real Estate Settlement Procedures Act ("RESPA") by providing agency pool insurance and entering into other transactions with lenders that were not properly priced (the "RESPA Litigation"). The settlement of the RESPA Litigation, which was approved by the District Court in June 2001 but which has been challenged through an appeal of a related order, includes an injunction that specifies the basis on which agency pool insurance may be provided in compliance with RESPA. See Item 3 "Legal Proceedings." There can be no assurance that the standards established by the injunction will be determinative of compliance with RESPA were additional litigation to be brought in the future.

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

         Captive Mortgage Reinsurance. MGIC's products include captive mortgage reinsurance in which an affiliate of a lender reinsures a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. Approximately 24% of MGIC's primary risk in force at December 31, 2001 was subject to captive mortgage reinsurance and other similar arrangements compared to approximately 21% at year-end 2000. The complaint in the RESPA Litigation alleges that MGIC pays "inflated" captive mortgage reinsurance premiums in violation of RESPA. The settlement includes an injunction that specifies the basis on which captive mortgage reinsurance may be provided in compliance with RESPA. There can be no assurance that the standards established by the injunction will be determinative of compliance with RESPA were additional litigation to be brought in the future.

         External Reinsurance. At December 31, 2001, disregarding reinsurance under captive structures, less than 4% of MGIC's insurance in force was externally reinsured. Reinsuring against possible loan losses does not discharge MGIC from liability to a policyholder; however, the reinsurer agrees to indemnify MGIC for the reinsurer's share of losses incurred.

      Bulk Transactions

         Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which a portfolio of loans is insured in a single, bulk transaction. Generally, in bulk transactions, the individual loans in the insured portfolio are insured to specified levels of coverage and there may be an aggregate loss limit applicable to all of the insured loans. Bulk transaction are frequently effected in connection with the securitization of mortgage loans by securitizers other than the GSEs. The premium in a bulk transaction is based on the mortgage insurer's evaluation of the overall risk of the insured loans included in the transaction and is negotiated with the securitizer or other owner of the loans.

         In general, the loans insured by MGIC in bulk transactions consist of Alt A loans; jumbo loans with FICO credit scores of at least 700; and subprime loans. Alt A loans meet the conforming loan limit referred to below and have FICO credit scores of at least 620, which is viewed as the cut-off for prime quality loans, but do not meet the standard underwriting requirements of the GSEs because of reduced documentation or other factors, such as in a refinance transaction exceeding a specified increase in the amount of the mortgage debt due to cash being paid to the borrower. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. The conforming loan limit is subject to annual adjustment, and for mortgages covering a home with one dwelling unit is $300,700 for 2002 and was $275,000 in 2001 and $240,000 in 2000. Subprime loans have FICO credit scores of less than 620.

         More than half of MGIC's bulk loan risk in force at December 31, 2001 had FICO credit scores of at least 620. More than half of MGIC's subprime bulk loan risk in force at December 31, 2001 had A- FICO credit scores, which are between 575 and 620. Most of the subprime loans insured by MGIC in 2001 were insured in bulk transactions. More than half of MGIC's bulk loan risk in force at December 31, 2001 had LTV ratios of 80% and below.

         New insurance written for bulk transactions was $25.7 billion during 2001 compared to $7.0 billion for 2000 and $2.2 billion for 1999. The company does not anticipate that the level of growth in the bulk business during the last two years will continue in 2002.

      Customers

         Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders have historically determined the placement of mortgage insurance written on flow basis and as a result are the customers of MGIC. To obtain primary insurance from MGIC written on flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy ("Master Policy") from MGIC. MGIC had approximately 12,000 master policyholders at December 31, 2001 (not including policies issued to branches and affiliates of large lenders). In 2001, MGIC issued coverage on mortgage loans for approximately 4,700 of its master policyholders. MGIC's top 10 customers generated 38.4% of its new insurance written on a flow basis in 2001, compared to 36.2% in 2000 and 32.5% in 1999.

      Sales and Marketing and Competition

         Sales and Marketing. MGIC sells its insurance products through its own employees, located throughout the United States. At December 31, 2001, MGIC had 30 underwriting centers located in 19 states and in Puerto Rico.

                  Competition. MGIC and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration ("VA"). These agencies sponsor government-backed mortgage insurance programs, which during 2001 accounted for approximately 37% (compared to approximately 41% during 2000) of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. See "Regulation, Indirect Regulation" below. Loans insured by the FHA cannot exceed maximum principal amounts which are determined by a percentage of the conforming loan limit. For 2002, the maximum FHA loan amount for homes with one dwelling unit in "high cost" areas is as high as $261,609 and was as high as $239,250 in 2001 and $219,849 in 2000. Loans insured by the VA do not have mandated maximum principal amounts but have maximum limits on the amount of the guaranty provided by the VA to the lender. For most of 2001, the maximum VA guaranty was $50,750, which was the same amount as in 2000. For loans closed after December 27, 2001 the maximum VA guarantee is $60,000.

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

         The private mortgage insurance industry currently consists of eight active mortgage insurers and their affiliates; one of the eight is a joint venture in which a mortgage insurer is one of the joint venturers. The names of these mortgage insurers are listed in "Management's Discussion and Analysis--Risk Factors" in Exhibit 13 to this Annual Report on Form 10-K. According to Inside Mortgage Finance, a mortgage industry publication, which obtains its data from reports to it by MGIC and other mortgage insurers that are to be prepared on the same basis as the reports by insurers to the trade association for the private mortgage insurance industry, for 1995 and subsequent years, MGIC has been the largest private mortgage insurer based on new primary insurance written (with a market share of 25.0% in 2001, 24.5% in 2000 and 24.3% in 1999) and at December 31, 2001, MGIC also had the largest book of direct primary insurance in force. Effective with the third quarter of 2001, these reports do not include as "primary mortgage insurance" insurance on certain loans classified by MGIC as primary insurance, such as loans insured through bulk transactions that already had mortgage insurance placed on the loans at origination.

         The private mortgage insurance industry is highly competitive and, over the past five years, the dynamics of industry competition have undergone significant change. The Company believes it competes with other private mortgage insurers for flow business principally on the basis of programs involving captive mortgage reinsurance, agency pool insurance, and other similar structures involving lenders; the provision of contract underwriting and related fee-based services to lenders; the provision of other products and services that meet lender needs for underwriting risk management, affordable housing, loss mitigation, capital markets and training support; the strength of MGIC's management team and field organization; and the effective use of technology and innovation in the delivery and servicing of MGIC's insurance products. The Company believes MGIC's additional competitive strengths, compared to other private insurers, are its customer relationships, name recognition, reputation and the depth of its database covering loans it has insured.

         The complaint in the RESPA Litigation alleges, among other things, that captive mortgage reinsurance, agency pool insurance, and contract underwriting as provided by the Company violate RESPA. The settlement includes an injunction that specifies the basis on which these products and services may be provided in compliance with RESPA. There can be no assurance that the standards established by the injunction will be determinative of compliance with RESPA were additional litigation to be brought in the future.

         Certain private mortgage insurers compete for flow business by offering lower premium rates than other companies, including MGIC, either in general or with respect to particular classes of business. MGIC on a case-by-case basis will adjust premium rates, generally depending on the risk characteristics, loss performance or class of business of the loans to be insured, or the costs associated with doing such business.

         In the third quarter of 2001, the Office of Federal Housing Enterprise Oversight ("OFHEO") adopted a risk-based capital stress test for the GSEs. One of the elements of the stress test is that future claim payments made by a private mortgage insurer on GSE loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating is "AAA" were subject to a 5% reduction over the 10-year period of the stress test, while claim payments from a "AA" rated insurer, such as MGIC, were subject to a 15% reduction. In February 2002, OFHEO adopted amendments to the stress test that reduced the differential between "AAA" and "AA" rated mortgage insurers to 5.25%. The effect of the differentiation among insurers is to require the GSEs to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than "AAA." As a result, there is an incentive for the GSEs to use private mortgage insurance provided by a "AAA" rated insurer.

      Contract Underwriting and Related Services

         The Company performs contract underwriting services for lenders in which the Company judges whether the data relating to the borrower and the loan contained in the lender's mortgage loan application file comply with the lender's loan underwriting guidelines. The Company also provides an interface to submit such data to the automated underwriting systems of the GSEs, which independently judge the data. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. A material portion of the Company's new insurance written in recent years involved loans for which the Company provided contract underwriting services. The complaint in the RESPA Litigation alleges, among other things, that the pricing of contract underwriting provided by the Company violates RESPA. The settlement specifies the basis on which contract underwriting may be provided in compliance with RESPA. There can be no assurance that the standards established by the injunction will be determinative of compliance with RESPA were additional litigation to be brought in the future.


      Risk Management

         Risk Management Approach. MGIC's risk management philosophy focuses on evaluating four major elements of risk:

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

         At December 31, 2001, MGIC's delegated underwriting program involved approximately 536 lenders, including all of MGIC's top twenty customers. Loans insured under MGIC's delegated underwriting program accounted for approximately 42.0% of MGIC's total risk in force at December 31, 2001. The percentage of new risk written by delegated underwriters increased to 53.1% in 2001 from 46.8% in 2000 (this increase is principally due to loans insured in bulk transactions) and was 38.4% in 1999.

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

         Since 2000, loans approved by the automated underwriting services of the GSEs have been automatically approved for MGIC mortgage insurance and were generally insured at premium rates applicable to prime quality loans. Because some of the loans approved by these services have higher risk than prime quality loans, MGIC plans to charge subprime premium rates for these loans.


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

         The following table shows the number of primary and pool loans insured in the MGIC Book, including for new insurance written in 2001 and 2000 on loans in bulk transactions, the related number of loans in default and the percentage of loans in default (default rate) as of the dates indicated:

                                                              Default Statistics for the MGIC Book

                                                                             December 31,
                                         --------------------------------------------------------------------------------------
                                             2001             2000              1999           1998(1)            1997(1)
                                             ----             ----              ----           -------            -------
PRIMARY INSURANCE
     Insured loans in force ...            1,580,283          1,448,348       1,370,020         1,320,994          1,342,976
     Loans in default .........               54,653             37,422          29,761            29,253             28,493
     Percentage of loans in default
     (default rate) ...........                3.46%              2.58%           2.17%             2.21%              2.12%
     Loans in default excluding
     bulk loans................               36,193             29,889          27,062            -                 -
     Percentage of loans in default
     excluding bulk loans.... .                2.65%              2.19%           2.02%            -                 -
     Bulk loans in force.......              214,917             83,513          33,569            -                 -
     Bulk loans in default.....               18,460              7,533           2,699            -                 -
     Percentage of bulk loans in
     default (default rate)....                8.59%              9.02%           8.04%            -                 -
POOL INSURANCE
     Insured loans in force ...            1,351,266          1,360,059       1,181,512           899,063            374,378
     Loans in default .........               23,623             18,209          11,638             6,524              2,174
     Percentage of loans in default
     (default rate) ...........                1.75%              1.34%           0.99%             0.73%              0.58%

(1)Information relating to defaults excluding bulk defaults, and to bulk defaults in 1997 and 1998 is not separately presented and is not material.

         The default rate for primary loans excluding bulk loans has generally increased due to an increase in the risk profile of loans insured since 1997 and the continued maturation of MGIC's insurance in force. The default rate for bulk loans reflects the higher default rate associated with such loans. The default rate for bulk loans is expected to continue to increase. The number of pool insurance loans in force increased at December 31, 1997-2001 as a result of agency pool insurance writings, and the number of pool insurance loans in default at those dates increased due to the increase in pool insurance in force and the aging of the loans in the pools. The percentage of pool insurance loans in default decreased from 1996 to 1997 as a result of the increase in pool insurance in force and increased from 1997 to 2001 due to the aging of the loans in the pools.

         Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book's primary loans in default by MGIC region at the dates indicated:

                 Default Rates for Primary Insurance By Region*

                                Dec. 31         Dec. 31           Dec. 31
                                  2001            2000              1999
                                  ----            ----              ----

MGIC REGION:
New England.............         2.27%           1.84%             1.60%
Northeast...............         3.90            3.15              3.02
Mid-Atlantic............         3.27            2.69              2.19
Southeast...............         3.65            2.72              2.24
Great Lakes.............         3.74            2.68              2.09
North Central...........         3.21            2.22              1.85
South Central...........         3.56            2.56              2.00
Plains..................         2.76            1.98              1.40
Pacific.................         3.38            2.63              2.42

   National.............         3.46%           2.58%             2.17%
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

         Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future and due in part to the subprime component of loans insured in bulk transactions, MGIC expects that the peak claim period for bulk loans will occur earlier than for prime loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 2001, 68.5% of the MGIC Book primary insurance in force had been written during 1999, 2000 and 2001, although a portion of such insurance arose from the refinancing of earlier originations.

         In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $18,607 for 2001 as compared to $18,977 in 2000, reflecting the decline in the number of claims paid from certain high cost regions of the country.

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

      Geographic Dispersion

         The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas ("MSAs") for the MGIC Book at December 31, 2001:


                       Dispersion of Primary Risk in Force

          Top 10 States                           Top 10 MSAs
          -------------                           -----------

      1.  California          12.0%          1.   Chicago                  3.9%
      2.  Florida              6.3           2.   Los Angeles              3.3
      3.  Texas                6.2           3.   Atlanta                  2.5
      4.  Michigan             5.3           4.   Washington, D.C.         2.3
      5.  Illinois             5.2           5.   Detroit                  2.3
      6.  Ohio                 4.6           6.   Boston                   2.2
      7.  New York             4.2           7.   Phoenix                  2.0
      8.  Pennsylvania         4.0           8.   Philadelphia             1.8
      9.  Georgia              3.2           9.   Houston                  1.7
     10.  New Jersey           2.8          10.   New York                 1.5
                             -----                                     -------

               Total          53.8%                  Total                23.5%
                              =====                                       =====


      The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government's definition of an MSA.

      Insurance in Force by Policy Year

         The following table sets forth the dispersion of MGIC's primary insurance in force as of December 31, 2001, by year(s) of policy origination since MGIC began operations in 1985:

                    Primary Insurance In Force by Policy Year

                                  Primary
                                Insurance in             Percent of
Policy Year                         Force                   Total
                               --------------           ------------
                          (In millions of dollars)

1985-1995                         $ 20,239                    11.0%
1996                                 6,216                     3.4
1997                                 8,808                     4.8
1998                                22,649                    12.3
1999                                25.228                    13.7
2000                                26,050                    14.2
2001                                74,714                    40.6
                                    ------                    ----

  Total                           $183,904                   100.0%
                                  ========                   ======


      Product Characteristics of Risk in Force

         At December 31, 2001 and 2000, 95.6% and 95.9%, respectively, of MGIC's risk in force was primary insurance and the remaining risk in force was pool insurance. The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.

                    Characteristics of Primary Risk in Force

                                                    December 31,   December 31,
                                                        2001            2000
                                                    ------------   ------------

Direct Risk in  Force (Dollars in Millions):....       $42,678        $39,090

Lender Concentration:
     Top 10 lenders.............................         29.5%          28.8%
     Top 20 lenders.............................         39.7%          40.6%

LTV: (1)
     100s(2)....................................          6.4%           5.6%
     95s........................................         40.6           44.7
     90s(3).....................................         46.2           47.0
     80s........................................          6.8            2.7
                                                        -----          -----
         Total..................................        100.0%         100.0%
                                                        =====          =====

Loan Type:
     Fixed(4)...................................         85.3%          87.7%
     ARM(5).....................................         13.9           11.1
     Balloon(6).................................          0.8            1.2
     Other......................................          0.0            0.0
                                                        -----          -----
         Total..................................        100.0%         100.0%
                                                        =====          =====

Original Insured Loan Amount(7):
     Conforming loan limit and below............         91.0%          90.8%
     Non-conforming.............................          9.0            9.2
                                                        -----          -----
         Total..................................        100.0%         100.0%
                                                        =====          =====

Mortgage Term:
     15-years and under.........................          3.9%           3.6%
     Over 15 years..............................         96.1           96.4
                                                        -----          -----
         Total..................................        100.0%         100.0%
                                                        =====          =====

Property Type:
     Single-family(8)...........................         93.8%          93.9%
     Condominium................................          5.9            5.8
     Other(9)...................................          0.3            0.3
                                                        -----          -----
         Total..................................        100.0%         100.0%
                                                        =====          =====

Occupancy Status:
     Primary residence..........................         96.2%          97.1%
     Second home................................          1.7            1.5
     Non-owner occupied.........................          2.1            1.4
                                                        -----          -----
         Total..................................        100.0%         100.0%
                                                        =====          =====
--------------------

(1) Loan-to-value represents the ratio (expressed as a percentage) of the dollar amount of the mortgage loan to the value of the property at the time the loan became insured. For purposes of the table, LTV ratios are classified as in excess of 95% ("100s"); in excess of 90% LTV and up to 95% LTV ("95s"); in excess of 80% LTV and up to 90% LTV ("90s"); and equal to or less than 80% LTV ("80s").
(2)  Includes 97% to 103% LTV loans for year 2001.
(3) MGIC includes in its classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 2001 and 2000, 2.4% and 2.7%, respectively, of the primary risk in force consisted of these types of loans.
(4) Includes fixed rate mortgages with temporary buydowns (where in effect, the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan) and adjustable rate mortgages in which the initial interest rate is fixed for at least five years.
(5) Includes ARMs where payments adjust fully with interest rate adjustments. Also includes ARMs with negative amortization, which at December 31, 2001 and 2000, represented 0.9% and 1.2%, respectively, of primary risk in force. Does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2001 and 2000, ARMs with LTVs in excess of 90% represented 2.5% and 3.2%, respectively, of primary risk in force.
(6) Balloon payment mortgages are loans with a maturity, typically five to seven years, that is shorter than the loans' amortization period.
(7) Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual upward adjustment and was $275,000 for 2001 and $252,700 for 2000. Non-conforming loans are loans with an original principal balance above the conforming loan limit.
(8)  Includes townhouse-style attached housing with fee simple ownership.
(9)  Includes cooperatives and manufactured homes deemed to be real estate.


C.  Other Business and Joint Ventures

         The Company, through subsidiaries, provides various mortgage services for the mortgage finance industry, such as contract underwriting, portfolio retention and secondary marketing of mortgage-related assets. At December 31, 2001, the Company also owned approximately 46% of Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and approximately 46% of Sherman Financial Group LLC, joint ventures with senior management of the joint ventures and Radian Group Inc. At December 31, 2001, the Company owned less than 50% of Customers Forever LLC (more than 50% assuming the conversion of convertible debt held by the Company and Metavante Corporation); Customers Forever is a joint venture with senior management of the joint venture and Metavante Corporation. For further information about the C-BASS and Sherman joint ventures, see "Management's Discussion and Analysis--Results of Consolidated Operations--2001 Compared to 2000" and Note 8 to the consolidated financial statements of the Company, both of which are included in Exhibit 13 to this Annual Report on Form 10-K. The revenues recognized from these mortgage services operations, other non-insurance services and the joint ventures represented 5.4% and 3.6% of the Company's consolidated revenues in both 2001 and 2000, respectively.

         The Company's eMagic.com, LLC subsidiary, launched in January 2000, provides an Internet portal through which mortgage originators can access products and services of wholesalers, investors, and vendors necessary to make a home mortgage loan.

         In 1997, the Company, through subsidiaries, began insuring second mortgages, including home equity loans. New insurance written on second mortgages in 2001, 2000 and 1999 was approximately $1.3 billion, $1.1 billion and $1.1 billion. The Company discontinued writing new second mortgage risk effective January 1, 2002.


D.  Investment Portfolio

      Policy and Strategy

         Cash flow from the Company's investment portfolio represented approximately 36% of its total cash flow from operations during 2001. Approximately 75% of the Company's long-term investment portfolio is managed by a subsidiary of The Northwestern Mutual Life Insurance Company, although the Company maintains overall control of investment policy and strategy. The Company maintains direct management of the remainder of its investment portfolio.

         The Company's current policies emphasize preservation of capital, as well as total return. Therefore, the Company's investment portfolio consists almost entirely of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity commensurate with its perceived business outlook and the expected timing, direction and degree of changes in interest rates. The Company's investment policies in effect at December 31, 2001 limited investments in the securities of a single issuer (other than the U.S. government and its agencies) and generally did not permit purchasing fixed income securities rated below "A."

         At December 31, 2001, based on amortized cost, approximately 98.1% of the Company's total fixed income investment portfolio was invested in securities rated "A" or better, with 72.8% which were rated "AAA" and 19.7% which were rated "AA," in each case by at least one nationally recognized securities rating organization.

         The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

      Investment Operations

         At December 31, 2001, the market value of the Company's investment portfolio was approximately $4.1 billion. At December 31, 2001, municipal securities represented 75.4% of the market value of the total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 5.6%, 20.6%, 31.1% and 42.7%, respectively, of the total book value of the Company's investment in debt securities. The Company's net pre-tax investment income was $204.4 million for the year ended December 31, 2001. The Company's after-tax yield for 2001 was 4.6%, which was comparable to the after-tax yield in 2000.

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

         In general, such regulation relates, among other things, to licenses to transact business; policy forms; premium rates; annual and other reports on financial condition; the basis upon which assets and liabilities must be stated; requirements regarding contingency reserves equal to 50% of premiums earned; minimum capital levels and adequacy ratios; reinsurance requirements; limitations on the types of investment instruments which may be held in an investment portfolio; the size of risks and limits on coverage of individual risks which may be insured; deposits of securities; limits on dividends payable; and claims handling. Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a discussion of a February 1, 1999 circular letter from the NYID and a January 31, 2000 letter from the Illinois Department of Insurance, see "The MGIC Book--Types of Product--Pool Insurance" and "--Captive Mortgage Reinsurance." For a description of limits on dividends payable, see "Management's Discussion and Analysis-Liquidity and Capital Resources" and Note 11 to the consolidated financial statements of the Company, both of which are included in Exhibit 13 to this Annual Report on Form 10-K.

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

         Wisconsin's insurance regulations generally provide that no person may acquire control of the Company unless the transaction in which control is acquired has been approved by the Office of the Commissioner of Insurance of Wisconsin. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities.

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

F.  Employees

         At December 31, 2001, the Company had 1,223 full- and part-time employees, of whom approximately 53% were assigned to its Milwaukee headquarters and 47% to its field offices. The number of employees given above does not include "on-call" employees. The number of "on-call" employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.

Item 2.  Properties.

         At December 31, 2001, the Company leased office space in various cities throughout the United States under leases expiring between 2002 and 2006 and which required annual rentals of $3.4 million in 2001.

         The Company owns its headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.

Item 3.  Legal Proceedings.

         The Company is involved in litigation in the ordinary course of business. No pending litigation is expected to have a material adverse effect on the financial position of the Company.

         In addition, MGIC is a defendant in Downey et. al. v. MGIC, filed in Federal District Court for the Southern District of Georgia in May 2000 following the dismissal of a similar case filed in December, 1999. The Downey case sought certification as nationwide class action. Equivalent actions seeking nationwide class action certification were filed in December 1999 against three other mortgage insurers (PMI, Republic and United Guaranty) and in June 2000 an equivalent class action was filed against Triad, another mortgage insurer. In August 2000, the Federal District Court dismissed the cases against PMI, Republic and United Guaranty on the ground that the Federal McCarran-Ferguson Act barred the RESPA claims brought by the individual plaintiffs in those cases. Because the pending case against MGIC dated only from May 2000, the time for MGIC to file a motion to dismiss the case against it under the motion schedule established by the Court had not yet occurred. In February 2001, the Court dismissed the case against Triad on the same basis as the cases against PMI, Republic and United Guaranty were dismissed.

         In December 2000 MGIC, PMI and United Guaranty entered into a settlement agreement with the plaintiffs. In the fourth quarter of 2000, the Company recorded a $23.2 million charge to cover the estimated costs of the settlement, including payments to borrowers. In June 2001, the Federal District Court issued a final order approving the December 2000 settlement agreement and certified a nationwide class of borrowers. Due to appeals of related orders denying certain class members the right to intervene to challenge certain aspects of the settlement in Downey and the PMI and United Guaranty cases, payments to borrowers in the settlement are delayed pending the outcome of the appeals. The settlement includes an injunction that prohibits certain practices and specifies the basis on which agency pool insurance, captive mortgage reinsurance, contract underwriting and other products may be provided in compliance with the Real Estate Settlement Procedures Act. There can be no assurance that the standards established by the injunction will be determinative of compliance with RESPA were additional litigation to be brought in the future.

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

         In January 2002, the Federal Court of Appeals for the Eleventh Circuit reversed the dismissal of the case against Triad holding that the McCarran-Ferguson Act did not bar the RESPA claims of the individual plaintiff. The dismissal of the Republic case was also appealed to the Court of Appeals for the Eleventh Circuit but no decision has been rendered.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                               Executive Officers

         Certain information with respect to the Company's executive officers as of March 1, 2002 is set forth below:

Name and Age                                              Title

Curt S. Culver, 49...................  President and Chief Executive Officer of
                                       the Company and MGIC; Director of the
                                       Company and MGIC

John D. Fisk, 45.....................  Executive Vice President--Strategic
                                       Planning of the Company and MGIC

J. Michael Lauer, 57.................  Executive Vice President and Chief
                                       Financial Officer of the Company and MGIC

James S. MacLeod, 54.................  Executive Vice President--Field
                                       Operations of MGIC

Lawrence J. Pierzchalski, 49.........  Executive Vice President--Risk Management
                                       of MGIC

Jeffrey H. Lane, 52..................  Senior Vice President, General Counsel
                                       and Secretary of the Company and MGIC


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

         Mr. Fisk joined the Company in February 2002. From January 2000 to May 2001 he was Chief Executive Officer of LoanChannel.com, an internet small business lending portal. For more than 17 years before then, he held various positions with Freddie Mac, including Senior Vice President--Investor & Dealer Services from May 1993 to September 1997 and Executive Vice President--Single Family Securitization Group from September 1997 to January 2000 when he left to found LoanChannel.com.

         Mr. Lauer has served as Executive Vice President and Chief Financial Officer of the Company and MGIC since March 1989.

         Mr. MacLeod has served as Executive Vice President-Field Operations of MGIC since January 1998 and was Senior Vice President-Field Operations of MGIC from May 1996 to January 1998. Mr. MacLeod has been a senior officer of MGIC since 1987 having responsibility at various times during his career with MGIC for sales, business development and marketing. From March 1985 to 1987, he held various management positions with MGIC in the areas of underwriting and risk management.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

                   The information set forth in the third paragraph under the caption "Management's Discussion and Analysis - Financial Condition," and in the eight and ninth paragraphs under the caption "Management's Discussion and Analysis - Liquidity and Capital Resources," all in Exhibit 13 to this Annual Report on Form 10-K, is hereby incorporated by reference in answer to this Item.

Item 8.  Financial Statements and Supplementary Data.

                   The consolidated statements of operations, of shareholders' equity and of cash flows for each of the years in the three-year period ended December 31, 2001, and the related consolidated balance sheet of the Company as of December 31, 2001 and 2000, together with the related notes thereto and the report of independent accountants, as well as the unaudited quarterly financial data, all set forth in Exhibit 13 to this Annual Report on Form 10-K, are hereby incorporated by reference in answer to this Item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                   None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

                   This information (other than for executive officers) is included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

Item 11. Executive Compensation.

                   This information is included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders and, other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission, is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                   This information is included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

                   This information is included in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, and is hereby incorporated by reference.

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

              (b)    Reports on Form 8-K

                     During the quarter ended December 31, 2001, the Company did not file any Reports on Form 8-K.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              [Item 14(a) 1 and 2]


Consolidated Financial Statements (all contained in Exhibit 13 to this Annual Report on Form 10-K)

Consolidated statement of operations for each of the three years in the period ended December 31, 2001

Consolidated balance sheet at December 31, 2001 and 2000

Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 2001

Consolidated statement of cash flows for each of the three years in the period ended December 31, 2001

Notes to consolidated financial statements

Report of independent accountants

Financial Statement Schedules (all contained immediately following the signature page to this Annual Report on Form 10-K)

Report of independent accountants on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2001:

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2002.

MGIC INVESTMENT CORPORATION


By       /s/ Curt S. Culver
      -----------------------------------------
      Curt S. Culver
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title

       /s/ Curt S. Culver                             /s/ David S. Engelman
--------------------------------------          --------------------------------
Curt S. Culver                                  David S. Engelman, Director
President, Chief Executive
Officer and Director                                 /s/ Thomas M. Hagerty
                                                --------------------------------
                                                Thomas M. Hagerty, Director

       /s/ J. Michael Lauer                           /s/ Kenneth M. Jastrow, II
--------------------------------------          --------------------------------
J. Michael Lauer                                Kenneth M. Jastrow, II, Director
Executive Vice President and
Chief Financial Officer                              /s/ Daniel P. Kearney
(Principal Financial Officer)                   --------------------------------
                                                Daniel P. Kearney, Director

       /s/ Patrick Sinks                              /s/ Michael E. Lehman
--------------------------------------          --------------------------------
Patrick Sinks                                   Michael E. Lehman, Director
Senior Vice President, Controller
 and Chief Accounting Officer                         /s/ Sheldon B. Lubar
(Principal Accounting Officer)                  --------------------------------
                                                Sheldon B. Lubar, Director

       /s/ James A. Abbott                            /s/ William A. McIntosh
--------------------------------------          --------------------------------
James A. Abbott, Director                       William A. McIntosh, Director

       /s/ Mary K. Bush                               /s/ Leslie M. Muma
--------------------------------------          --------------------------------
Mary K. Bush, Director                          Leslie M. Muma, Director

       /s/ Karl E. Case
--------------------------------------
Karl E. Case, Director

                      Report of Independent Accountants on
                          Financial Statement Schedules

  To the Board of Directors
  of MGIC Investment Corporation:

  Our audits of the consolidated financial statements referred to in our report dated January 9, 2002 appearing in the 2001 Annual Report to Shareholders of MGIC Investment Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PRICEWATERHOUSECOOPERS LLP

  Milwaukee, Wisconsin
  January 9, 2002

                                                  MGIC INVESTMENT CORPORATION

                                             SCHEDULE I - SUMMARY OF INVESTMENTS -
                                           OTHER THAN INVESTMENTS IN RELATED PARTIES

                                                       December 31, 2001
                                                                                                                  Amount at
                                                                 Amortized                Market               which shown in
             Type of Investment                                     Cost                  Value               the balance sheet
             ------------------                               -----------------       ---------------    ------------------------
                                                                                  (In thousands of dollars)
Fixed maturities:
   Bonds:
       United States Government and government
           agencies and authorities                           $        307,761     $         305,448         $           305,448
       States, municipalities and political subdivisions             2,998,688             3,069,511                   3,069,511
       Foreign governments                                              13,985                15,207                      15,207
       Public utilities                                                 75,975                78,062                      78,062
       All other corporate bonds                                       407,806               420,512                     420,512
                                                              -----------------    ------------------        --------------------
           Total fixed maturities                                    3,804,215             3,888,740                   3,888,740

Equity securities:
   Common stocks:
       Industrial, miscellaneous and all other                          21,481                20,747                      20,747
                                                              -----------------    ------------------        --------------------
           Total equity securities                                      21,481                20,747                      20,747
                                                              -----------------    ------------------        --------------------

Short-term investments                                                 159,960               159,960                     159,960
                                                              -----------------    ------------------        --------------------
           Total investments                                  $      3,985,656     $       4,069,447         $         4,069,447
                                                              =================    ==================        ====================

                                         MGIC INVESTMENT CORPORATION

                         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                           CONDENSED BALANCE SHEET
                                             PARENT COMPANY ONLY
                                          December 31, 2001 and 2000

                                                                                  2001                2000
                                                                                  ----                ----
                                                                                (In thousands of dollars)
ASSETS
Investment portfolio, at market value:
   Fixed maturities                                                         $        1,709      $        1,373
   Short-term investments                                                           20,774               8,172
                                                                            ---------------     ---------------
       Total investment portfolio                                                   22,483               9,545

Investment in subsidiaries, at equity in net assets                              3,486,574           2,854,667
Income taxes receivable - affiliates                                                 2,897                   0
Accrued investment income                                                               87                  19
Other assets                                                                         5,271              11,261
                                                                            ---------------     ---------------
        Total assets                                                        $    3,517,312      $    2,875,492
                                                                            ===============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Short- and long-term debt                                                $      472,102      $      397,364
   Other liabilities                                                                25,023              13,246
                                                                            ---------------     ---------------
        Total liabilities                                                          497,125             410,610
                                                                            ---------------     ---------------

Shareholders' equity (note B):
   Common stock, $1 par value, shares authorized
       300,000,000; shares issued 121,110,800;
       outstanding 2001 - 106,086,594; 2000 - 106,825,758                          121,111             121,111
   Paid-in surplus                                                                 214,040             207,882
   Treasury stock (shares at cost, 2001 - 15,024,206;
       2000 - 14,285,042)                                                         (671,168)           (621,033)
   Accumulated other comprehensive income, net of tax                               46,644              75,814
   Retained earnings                                                             3,309,560           2,681,108
                                                                            ---------------     ---------------
       Total shareholders' equity                                                3,020,187           2,464,882
                                                                            ---------------     ---------------
       Total liabilities and shareholders' equity                           $    3,517,312      $    2,875,492
                                                                            ===============     ===============


See accompanying supplementary notes to Parent Company condensed financial statements.

                                        MGIC INVESTMENT CORPORATION

                        SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                     CONDENSED STATEMENT OF OPERATIONS
                                            PARENT COMPANY ONLY
                                Years Ended December 31, 2001, 2000 and 1999

                                                                     2001             2000            1999
                                                                     ----             ----            ----
                                                                         (In thousands of dollars)

Revenue:
   Equity in undistributed net income of subsidiaries          $      644,714   $    550,014    $    313,292
   Dividends received from subsidiaries                                12,751         11,091         169,650
   Investment income, net                                                 746            800           1,362
   Realized investment gains (losses), net                                 29           (659)           (216)
                                                               ---------------  -------------     -----------
       Total revenue                                                  658,240        561,246         484,088
                                                               ---------------  -------------   -------------

Expenses:
   Operating expenses                                                     926            735             312
   Interest expense                                                    30,623         28,759          20,402
                                                               ---------------  -------------   -------------
       Total expenses                                                  31,549         29,494          20,714
                                                               ---------------  -------------   -------------
Income before tax                                                     626,691        531,752         463,374
Credit for income tax                                                 (12,446)       (10,247)         (6,827)
                                                               ---------------  -------------   -------------
Net income                                                            639,137        541,999         470,201
                                                               ---------------  -------------   -------------
Other comprehensive income - unrealized
   investment gains (losses), net                                     (29,170)       116,549        (135,307)
                                                               ---------------  -------------   -------------
Comprehensive income                                           $      609,967   $    658,548    $    334,894
                                                               ===============  =============   =============





See accompanying supplementary notes to Parent Company condensed financial statements.

                           MGIC INVESTMENT CORPORATION

              SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF CASH FLOWS
                               PARENT COMPANY ONLY
                  Years Ended December 31, 2001, 2000 and 1999

                                                                        2001              2000             1999
                                                                        ----              ----             ----
                                                                             (In thousands of dollars)
Cash flows from operating activities:
   Net income                                                     $       639,137   $     541,999    $     470,201
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Equity in undistributed net income of subsidiaries            (644,714)       (550,014)        (313,292)
           (Increase) decrease in income taxes receivable                  (2,897)          4,518           (4,259)
           (Increase) decrease in accrued investment income                   (68)            190             (182)
           Increase (decrease) in other liabilities                        11,777          10,559           (1,517)
           Decrease (increase) in other assets                              5,990         (10,303)            (110)
           Other                                                            7,576          29,005           (1,916)
                                                                  ----------------  --------------   --------------
Net cash provided by operating activities                                  16,801          25,954          148,925
                                                                  ----------------  --------------   --------------

Cash flows from investing activities:
   Transactions with subsidiaries                                          (8,657)         (5,050)          67,801
   Purchase of fixed maturities                                              (500)        (10,500)         (14,448)
   Sale of fixed maturities                                                   164          21,920            1,843
                                                                     -------------    ------------     ------------
Net cash provided by investing activities                                  (8,993)          6,370           55,196
                                                                  ----------------  --------------   --------------

Cash flows from financing activities:
   Dividends paid to shareholders                                         (10,685)        (10,618)         (10,825)
   Proceeds from issuance of short- and long-term debt                    205,521         309,079           43,000
   Repayment of short- and long-term debt                                (133,384)       (336,751)         (60,000)
   Reissuance of treasury stock                                            16,830          18,699            3,912
   Repurchase of common stock                                             (73,488)         (6,224)        (200,533)
                                                                  ----------------  --------------   --------------
Net cash used in financing activities                                       4,794         (25,815)        (224,446)
                                                                  ----------------  --------------   --------------
Net increase (decrease) in cash and short-term investments                 12,602           6,509          (20,325)
Cash and short-term investments at beginning of year                        8,172           1,663           21,988
                                                                  ----------------  --------------   --------------
Cash and short-term investments at end of year                    $        20,774   $       8,172    $       1,663
                                                                  ================  ==============   ==============



See accompanying notes to Parent Company condensed financial statements.

                           MGIC INVESTMENT CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               PARENT COMPANY ONLY

                               SUPPLEMENTARY NOTES


Note A

      The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in Exhibit 13 of this Annual Report on Form 10-K.

Note B

      The Company's insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders' surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. In 2002, MGIC can pay $137.4 million of dividends and the other insurance subsidiaries of the Company can pay $7.8 million of dividends without such regulatory approval.

      Certain of the Company's non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company's ability to pay dividends.

      In 2001, 2000 and 1999, the Company paid dividends of $10.7 million, $10.6 million and $10.8 million, respectively, or $0.10 per share.

                                               MGIC INVESTMENT CORPORATION

                                                SCHEDULE IV - REINSURANCE

                                            MORTGAGE INSURANCE PREMIUMS EARNED
                                       Years Ended December 31, 2001, 2000 and 1999

                                                                            Assumed                           Percentage
                                                          Ceded to           From                              of Amount
                                         Gross             Other             Other              Net           Assumed to
                                         Amount          Companies         Companies          Amount              Net
                                     ---------------    -------------    --------------    --------------    --------------
                                                                   (In thousands of dollars)

Year ended December 31,
           2001                      $    1,107,168     $     65,587     $         686     $   1,042,267              0.1%
                                     ===============    =============    ==============    ==============

           2000                      $      939,981     $     50,889     $         999     $     890,091              0.1%
                                     ===============    =============    ==============    ==============

           1999                      $      819,485     $     28,346     $       1,442     $     792,581              0.2%
                                     ===============    =============    ==============    ==============


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

            [The Company is a party to various other agreements with respect to its long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 602(b) (4) (iii) (A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.]

10.1 Common Stock Purchase Agreement between the Company and The Northwestern Mutual Life Insurance Company ("NML"), dated November 30, 1984(5)

10.2 Amended and Restated Investment Advisory and Servicing Agreement between the Company and Northwestern Mutual Investment Services, Inc. ("NMIS"), dated December 5, 1997.(6) [Mason Street Advisors, LLC has succeeded NMIS as a party to such Agreement.]

10.3        MGIC Investment Corporation 1991 Stock Incentive Plan.(7)

10.4        Two Forms of Stock Option Agreement under 1991 Stock Incentive
            Plan.(8)

10.4.1      Form of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.2 Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan

Exhibit
Numbers                Description of Exhibits
-------                -----------------------

10.5 Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.(9)

10.5.1      Form of Restricted Stock Agreement under 1991 Stock Incentive Plan

10.5.2 Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan

10.6        Executive Bonus Plan

10.7        Supplemental Executive Retirement Plan (10)

10.8 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(11)

10.9 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(12)

10.10 Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(13)

10.11 Form of MGIC Mortgage Guaranty Master Policy, in effect generally for insurance commitments issued beginning March 1, 1995, including the Master Policy Program Endorsement relating to delegated underwriting.(14)

10.12       Form of Key Executive Employment and Severance Agreement.(15)

10.13 Non-Competition, Confidentiality and Severance Agreement, dated February 25, 2002, between the Company and John D. Fisk

11          Statement re: computation of per share earnings

13 Information from the 2001 Annual Report of the Company to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

21          List of Subsidiaries

23          Consent of PricewaterhouseCoopers LLP

            Supplementary List of the above Exhibits which relate to management contracts or compensatory plans or arrangements.

10.3       MGIC Investment Corporation 1991 Stock Incentive Plan.

10.4       Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.

10.4.1     Form of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.2 Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan

10.5 Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.

10.5.1     Form of Restricted Stock Agreement under 1991 Stock Incentive Plan

10.5.2 Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan

10.6       Executive Bonus Plan

10.7       Supplemental Executive Retirement Plan.

10.8 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.

10.9 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.10 Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.12      Form of Key Executive Employment and Severance Agreement

10.13 Non-Competition, Confidentiality and Severance Agreement, dated February 25, 2002, between the Company and John D. Fisk

            The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: the Company's Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997 or 1999 (the "1993 10-K," "1994 10-K," "1997 10-K," and "1999 10-K," respectively); to the Company's Quarterly Reports on Form 10-Q for the Quarters ended June 30, 1994, 1998 or 2000 (the "June 30, 1994 10-Q," "June 30, 1998 10-Q" and "June 30,
2000 10-Q," respectively); to the Company's registration Statement Form 8-A filed July 27, 1999 (the "8-A"); to the Company's Current Report on form 8-K dated October 17, 2000 (the "8-K"); or to the Company's Form S-1 Registration Statement (No. 33-41289) (the "S-1"). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

  (1)  Exhibit 3 to the June 30, 1998 10-Q.

  (2)  Exhibit 3.2 to the 1999 10-K.

  (3)  Exhibit 4.1 to the 8-A.

  (4)  Exhibit 4.1 to the 8-K.

  (5)  Exhibit 10.1 to the S-1.

  (6)  Exhibit 10.5 to the 1997 10-K.

  (7)  Exhibit 10.7 to the 1999 10-K.

  (8)  Exhibit 10.9 to the 1999 10-K.

  (9)  Exhibit 10.10 to the 1999 10-K.

 (10)  Exhibit 10 to the June 30, 2000 10-Q.

 (11)   Exhibit 10.23 to the 1993 10-K.

 (12)  Exhibit 10.24 to the 1993 10-K.

 (13)  Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

 (14)  Exhibit 10.26 to the 1994 10-K.

 (15)  Exhibit 10.17 to the 1999 10-K.