Form 10-Q
period 2002-03-31
MGIC INVESTMENT CORP
filed 2002-05-15
CIK 876437

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended MARCH 31, 2002

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

                    YES     X                      NO
                        ----------                    ----------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS OF STOCK         PAR VALUE         DATE           NUMBER OF SHARES
  --------------         ---------         ----           ----------------
   Common stock            $1.00          4/30/01           105,693,499

                           MGIC INVESTMENT CORPORATION
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                     -----------


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            March 31, 2002 (Unaudited) and December 31, 2001               3

          Consolidated Statement of Operations for the Three
            Months Ended March 31, 2002 and 2001 (Unaudited)               4

          Consolidated Statement of Cash Flows for the Three Months
            Ended March 31, 2002 and 2001 (Unaudited)                      5

          Notes to Consolidated Financial Statements (Unaudited)         6-11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          12-25

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      26

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                26

SIGNATURES                                                                27

INDEX TO EXHIBITS                                                         28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                      March 31, 2002 (Unaudited) and December 31, 2001
                                                                           March 31,        December 31,
                                                                             2002               2001
                                                                        --------------     --------------
ASSETS                                                                     (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                                    $   4,072,454      $   3,888,740
    Equity securities                                                          22,839             20,747
    Short-term investments                                                    309,417            159,960
                                                                        --------------     --------------
      Total investment portfolio                                            4,404,710          4,069,447
Cash                                                                           13,307             26,392
Accrued investment income                                                      53,242             59,036
Reinsurance recoverable on loss reserves                                       24,324             26,888
Reinsurance recoverable on unearned premiums                                    7,992              8,415
Home office and equipment, net                                                 35,427             34,762
Deferred insurance policy acquisition costs                                    31,862             32,127
Investments in joint ventures                                                 169,350            161,674
Other assets                                                                  138,630            148,271
                                                                        --------------     --------------
      Total assets                                                      $   4,878,844      $   4,567,012
                                                                        ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss reserves                                                         $     620,902      $     613,664
  Unearned premiums                                                           172,770            174,545
  Short-and long-term debt (note 2)                                           613,541            472,102
  Other liabilities                                                           323,314            286,514
                                                                        --------------     --------------
      Total liabilities                                                     1,730,527          1,546,825
                                                                        --------------     --------------
Contingencies (note 4) Shareholders' equity:
  Common stock, $1 par value, shares authorized 300,000,000;
    shares issued, 3/31/02 - 121,129,630 12/31/01 - 121,110,800;
    shares outstanding, 3/31/02 - 105,900,252
    12/31/01 - 106,086,594                                                    121,130            121,111
  Paid-in surplus                                                             218,112            214,040
  Members' equity                                                              (1,829)                 -
  Treasury stock (shares at cost, 3/31/02 - 15,229,378
    12/31/01 - 15,024,206)                                                   (691,632)          (671,168)
  Accumulated other comprehensive income, net of tax                           26,442             46,644
  Retained earnings                                                         3,476,094          3,309,560
                                                                        --------------     --------------
      Total shareholders' equity                                            3,148,317          3,020,187
                                                                        --------------     --------------
      Total liabilities and shareholders' equity                        $   4,878,844      $   4,567,012
                                                                        ==============     ==============

See accompanying notes to consolidated financial statements.

                 MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                  Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)
                                                                        Three Months Ended
                                                                             March 31,
                                                                    -----------------------------
                                                                        2002             2001
                                                                        ----             ----
                                                            (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                                                          $   306,177      $   243,621
    Assumed                                                                  86              105
    Ceded                                                               (23,166)         (14,138)
                                                                    ------------     ------------
  Net premiums written                                                  283,097          229,588
  Decrease in unearned premiums                                           1,352           11,594
                                                                    ------------     ------------
  Net premiums earned                                                   284,449          241,182
  Investment income, net of expenses                                     51,950           50,045
  Realized investment gains, net                                          8,118           13,693
  Other revenue                                                          31,051           15,559
                                                                    ------------     ------------
    Total revenues                                                      375,568          320,479
                                                                    ------------     ------------

Losses and expenses:
  Losses incurred, net                                                   59,714           29,377
  Underwriting and other expenses, net                                   64,468           51,654
  Interest expense                                                        6,624            8,563
                                                                    ------------     ------------
    Total losses and expenses                                           130,806           89,594
                                                                    ------------     ------------
Income before tax                                                       244,762          230,885
Provision for income tax                                                 75,575           72,961
                                                                    ------------     ------------
Net income                                                          $   169,187      $   157,924
                                                                    ============     ============

Earnings per share (note 5):
   Basic                                                            $      1.59      $      1.48
                                                                    ============     ============
   Diluted                                                          $      1.58      $      1.46
                                                                    ============     ============

Weighted average common shares
  outstanding - diluted (shares in
  thousands, note 5)                                                    106,931          107,817
                                                                    ============     ============

Dividends per share                                                 $     0.025      $     0.025
                                                                    ============     ============

See accompanying notes to consolidated financial statements.

                             MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              Three Months Ended March 31, 2002 and 2001
                                              (Unaudited)
                                                                              Three Months Ended
                                                                                   March 31,
                                                                        -------------------------------
                                                                            2002               2001
                                                                            ----               ----
                                                                          (In thousands of dollars)
Cash flows from operating activities:
  Net income                                                           $     169,187      $     157,924
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                                      5,145              3,984
      Increase in deferred insurance policy
        acquisition costs                                                     (4,880)            (4,397)
      Depreciation and amortization                                            3,083              1,315
      Decrease in accrued investment income                                    5,794              4,200
      Decrease (increase) in reinsurance recoverable
        on loss reserves                                                       2,564             (1,350)
      Decrease (increase) in reinsurance recoverable on
        unearned premiums                                                        423                (40)
      Increase (decrease) in loss reserves                                     7,238             (2,574)
      Decrease in unearned premiums                                           (1,775)           (11,555)
      Equity earnings in joint ventures                                      (18,127)            (8,175)
      Other                                                                   64,895             72,804
                                                                       --------------     --------------
Net cash provided by operating activities                                    233,547            212,136
                                                                       --------------     --------------

Cash flows from investing activities:
  Purchase of equity securities                                               (1,201)                 -
  Purchase of fixed maturities                                              (818,127)          (772,908)
  Additional investment in joint ventures                                          -             (5,000)
  Sale of equity securities                                                        -               (315)
  Proceeds from sale or maturity of fixed maturities                         607,870            597,565
                                                                       --------------     --------------
Net cash used in investing activities                                       (211,458)          (180,658)
                                                                       --------------     --------------

Cash flows from financing activities:
  Dividends paid to shareholders                                              (2,653)            (2,670)
  Proceeds from issuance of long-term debt                                   199,992             87,678
  Repayment of short- and long-term debt                                     (59,607)           (98,184)
  Reissuance of treasury stock                                                 6,630              4,056
  Repurchase of common stock                                                 (30,098)                 -
  Common stock issued                                                             19                  -
                                                                       --------------     --------------
Net cash provided by (used in) financing activities                          114,283             (9,120)
                                                                       --------------     --------------

Net increase in cash and short-term investments                              136,372             22,358
Cash and short-term investments at beginning of period                       186,352            157,190
                                                                       --------------     --------------
Cash and short-term investments at end of period                       $     322,724      $     179,548
                                                                       ==============     ==============


See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

Note 1 - Basis of presentation and summary of certain significant accounting policies

       The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the "Company") and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K for that year.

       The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, including normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

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

       The Company amortized $4.0 million and $5.1 million of deferred insurance policy acquisition costs during the three months ended March 31, 2001 and 2002, respectively.

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

Note 2 - Short- and long-term debt

       During the first quarter of 2001, the Company established a $200 million commercial paper program, which was rated "A-1" by Standard and Poors ("S&P") and "P-1" by Moody's. At March 31, 2002, the Company had $113.7 million in commercial paper outstanding with a weighted average interest rate of 1.81%.

       The Company had a $200 million credit facility available at March 31, 2002, with $100 million expiring in 2003 and $100 million expiring in 2004. Under the terms of the credit facilities, the Company must maintain shareholders' equity of at least $2.25 billion and MGIC must maintain a claims paying ability rating of AA- or better with S&P. At March 31, 2002, the Company had shareholders' equity of $3.15 billion and MGIC had a claims paying ability rating of AA+ from S&P. These facilities are currently being used as liquidity back up facilities for the outstanding commercial paper. The remaining credit available under these facilities after reduction for the amount necessary to support the commercial paper was $86.3 million at March 31, 2002. In May, 2002, the Company entered into a new four-year $285 million credit facility and terminated the two $100 million facilities. The covenants in the new facility regarding shareholders' equity and the claims paying ability rating are the same as in the terminated facilities.

       In March of 2002, the Company issued, in a public offering, $200 million 6% Senior Notes due in 2007. The notes are unsecured and were rated "A1" by Moody's and "A+" by S&P. The Company had Senior Notes outstanding of $500 million at March 31, 2002 and $300 million at March 31, 2001.

       Interest payments on all long-term debt (commercial paper is classified as short-term debt) were $1.5 million, and $1.9 million for the quarters ended March 31, 2002 and 2001 respectively. At March 31, 2002, the market value of the long-term debt is $628.0 million.

       The Company uses interest rate swaps to hedge interest rate exposure associated with its short- and long-term debt. During 1999, the Company utilized three interest rate swaps, each with a notional amount of $100 million, to reduce and manage interest rate risk on a portion of the variable rate debt under the credit facilities. The notional amount of $100 million represents the stated principal balance used for calculating payments. The Company received and paid amounts based on rates that were both fixed and variable.

       In 2000, two of the swaps were amended and designated as fair-value hedges which qualified for short cut accounting. The Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. The gain on termination is being amortized over the remaining life of the underlying debt. The remaining swap was also amended during 2000 and designated as a cash flow hedge. Under the terms of the swap contract, the Company pays a fixed rate of 6.79% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facilities and is designated as a hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Earnings on the swaps through March 31, 2002 of approximately $0.2 million were netted against interest expense. Expenses on the swaps through March 31, 2001, of approximately $0.8 million, were included in interest expense. The cash flow swap outstanding at December 31, 2001 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

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

                                                     Three Months Ended
                                                          March 31,
                                                     2002           2001
                                                     ----           ----
                                                    (Shares in thousands)

Weighted-average shares - Basic EPS                 106,194        106,883
Common stock equivalents                                737            934
                                                    -------        -------


Weighted-average shares - Diluted EPS               106,931        107,817
                                                    =======        =======

Note 6 - New accounting standards

       The Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), effective January 1, 2001. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The adoption of SFAS 133 did not have a significant effect on the Company's results of operations or its financial position due to its limited use of derivative instruments.

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 is effective for fiscal years beginning after December 15, 2001. In August 2001, the FASB issued statement of Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001.

       The adoption of these pronouncements did not have a significant effect on the Company's result of operations or its financial position.

Note 7 - Comprehensive income

       The Company's total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

                                                         Three Months Ended
                                                              March 31,

                                                          2002           2001
                                                          ----           ----
                                                      (In thousands of dollars)

   Net income                                           $169,187      $ 157,924
   Other comprehensive income                            (20,202)         4,882
                                                        ---------     ---------
Total comprehensive income                              $148,985      $ 162,806
                                                        =========     =========

Other comprehensive income (loss) (net of tax):
   Cumulative effect  - FAS 133                         $    N/A      $  (5,982)
   Net derivative gains (losses)                             672         (1,810)
   Amortization of deferred losses                           270            270
   FAS 115                                               (21,144)        12,404
                                                        --------      ---------
Comprehensive (loss) gain                               $(20,202)     $   4,882
                                                        ========      =========

       The difference between the Company's net income and total comprehensive income for the three months ended March 31, 2002 and 2001 is due to the change in unrealized appreciation/depreciation on investments, and the market value adjustment of the hedges, both net of tax.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31,
2001

       Net income for the three months ended March 31, 2002 was $169.2 million, compared to $157.9 million for the same period of 2001, an increase of 7%. Diluted earnings per share for the three months ended March 31, 2002 was $1.58 compared with $1.46 in the same period last year, an increase of 8%. Included in diluted earnings per share for the quarter ended March 31, 2002 and 2001 were $0.05 and $0.08, respectively, for realized gains. As used in this report, the term "Company" means the Company and its consolidated subsidiaries, which do not include joint ventures in which the Company has an equity interest.

       Total revenues for the first quarter 2002 were $375.6 million, an increase of 17% from the $320.5 million for the first quarter 2001. This increase was primarily attributed to an increase in insurance in force. Also contributing to the increase in revenues was an increase in investment income resulting from the strong cash flows during the prior twelve months which were invested in the investment portfolio, and an increase in other revenue offset by a decrease in realized gains. See below for a further discussion of premiums, investment income and other revenue.

       Losses and expenses for the first quarter were $130.8 million, an increase of 46% from $89.6 million for the same period of 2001. The increase from last year can be attributed to an increase in losses related to an increase in notice inventories and an increase in expenses related to increases in insured volume and in contract underwriting. See below for a further discussion of losses incurred and underwriting expenses.

       The amount of new primary insurance written by MGIC during the three months ended March 31, 2002 was $23.6 billion, compared to $16.7 billion in the same period of 2001. Refinancing activity increased to 49% of new primary insurance written in 2002 on a flow basis (or $8.4 billion), compared to 38% in 2001 (or $3.8 billion).

       The $23.6 billion of new primary insurance written during the first quarter of 2002 was offset by the cancellation of $16.9 billion of insurance in force, and resulted in a net increase of $6.7 billion in primary insurance in force, compared to new primary insurance written of $16.7 billion, the cancellation of $12.1 billion of insurance in force and a net increase of $4.6 billion in primary insurance in force during the first quarter of 2001. Direct primary insurance in force was $190.6 billion at March 31, 2002 compared to $183.9 billion at December 31, 2001 and $164.8 billion at March 31, 2001.

       In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended March 31, 2002 and March 31, 2001 was $107 million and $48 million, respectively. The

Company's direct pool risk in force was $2.1 billion at March 31, 2002, $2.0 billion at December 31, 2001, and was $1.7 billion at March 31, 2001.

       Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations increased during the first quarter of 2002 compared to the cancellation levels of 2001 which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 59.2% at March 31, 2002 from 61.0% at December 31, 2001 and 76.7% at March 31, 2001Cancellation activity could also increase as more of the Company's bulk loans season. The Company anticipates that the bulk loans will have materially lower persistency than the Company's flow business.

       New insurance written for bulk transactions was $6.6 billion during the first quarter of 2002 compared to $6.7 billion for the same period a year ago. The Company expects that the loans that are included in bulk transactions will have delinquency and claim rates in excess of those on the Company's flow business. While the Company believes it has priced its bulk business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business. Beginning in 2002, new insurance written through the bulk channel on Alt A, subprime and certain other loans will be subject to quota share reinsurance of approximately 15% provided by a third party reinsurer. The reinsurance transaction is contingent on the Company receiving credit for the reinsurance under insurance regulation. The amount of premiums ceded under this reinsurance during the first quarter of 2002 was immaterial.

       Net premiums written increased 23% to $283.1 million during the first quarter of 2002, from $229.6 million during the first quarter of 2001. Net premiums earned increased 18% to $284.4 million for the first quarter of 2002 from $241.2 million for the same period in 2001. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums to $23.2 million in the first quarter of 2002 compared to $14.1 million during the same period a year ago, primarily due to an increase in captive mortgage reinsurance.

       Mortgages (newly insured during the three months ended March 31, 2002 or in previous periods) approximating 29% of MGIC's new insurance written during the first quarter of 2002 were subject to captive mortgage reinsurance and similar arrangements compared to 23% during the same period in 2001. Such arrangements entered into during a reporting period customarily include loans newly insured in a prior reporting period. As a result, the percentages cited above would be lower if only the current reporting period's newly insured mortgages subject to such arrangements were included. At March 31, 2002 and at December 31, 2001, approximately 24% of MGIC's risk in force was subject to captive reinsurance and similar arrangements. The amount of premiums ceded under captive mortgage reinsurance arrangements and the amount of risk in force subject to such arrangements are expected to continue to increase.

       Investment income for the first quarter of 2002 was $52.0 million, an increase of 4% over the $50.0 million in the first quarter of 2001. This increase was the result of increases in the amortized cost of average invested assets to $4.2 billion for the first quarter of 2002 from $3.5 billion for the first quarter of 2001, an increase of 21%. The portfolio's average pre-tax investment yield was 4.9% for the first quarter of 2002 and 5.9% for the same period in 2001. The portfolio's average after-tax investment yield was 4.2% for the first quarter of 2002 and 4.9% for the same period in 2001. The Company's net realized gains were $8.1 million for the three months ended March 31, 2002 compared to net realized gains of $13.7 million during the same period in 2001, resulting primarily from the sale of fixed maturities.

       Other revenue, which is composed of various components, was $31.1 million for the first quarter of 2002, compared with $15.6 million for the same period in 2001. The increase is primarily the result of an increase in contract underwriting revenue and increases in equity earnings from Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Group LLC ("Sherman"), joint ventures with Radian Group Inc.

       C-BASS engages in the acquisition and resolution of delinquent single-family residential mortgage loans ("mortgage loans"). C-BASS also purchases and sells mortgage-backed securities ("mortgage securities"), interests in real estate mortgage investment conduit residuals and performs mortgage loan servicing. In addition, C-BASS issues mortgage-backed debt securities collateralized by mortgage loans and mortgage securities. C-BASS's results of operations are affected by the timing of these securitization transactions. Substantially all of C-BASS's mortgage-related assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS. This valuation is made by C-BASS management in connection with each release of financial statements. In the case of assets that are residual interests in securitizations, these estimates reflect the net present value of the future cash flows from the assets, which in turn depend on, among other things, estimates of the level of losses on the underlying mortgages and prepayment activity by the mortgage borrowers. Market value adjustments could impact C-BASS's results of operations and the Company's share of those results.

       Total combined assets of C-BASS at March 31, 2002 and December 31, 2001 were approximately $1.5 billion and $1.3 billion, respectively, of which approximately $1.2 billion and $0.9 billion, respectively, were mortgage-related assets, including open trades. Total liabilities at March 31, 2002 and December 31, 2001 were approximately $1.2 billion and $1.0 billion, respectively, of which approximately $1.0 billion and $0.9 billion, respectively, were funding arrangements, including accrued interest, virtually all of which were short-term. For the three months ended March 31, 2002 and 2001, revenues of approximately $72 million and $55 million, respectively, and expenses of approximately $37 million and $26 million, respectively, resulted in income before tax of approximately $35 million and $29 million, respectively.

       Sherman is engaged in the business of purchasing, servicing and securitizing delinquent unsecured consumer assets such as credit card loans and Chapter 13 bankruptcy debt. A substantial portion of Sherman's consolidated assets are investments in receivable portfolios that do not have readily ascertainable market values. Initially the portfolios are valued at cost. Subsequently their value for financial statement purposes is estimated by the management of Sherman based on the estimated future cash flow from the portfolios. The assets are valued by Sherman's management each time financial statements are released. Market value adjustments could impact Sherman's results of operations and the Company's share of those results.

       Because C-BASS and Sherman are accounted for by the equity method, they are not consolidated with the Company and their assets and liabilities do not appear in the Company's balance sheet. The "investments in joint ventures" item in the Company's balance sheet reflects the amount of capital contributed by the Company to the joint ventures plus the Company's share of their net income (or minus its share of their net loss) and minus capital distributed to the Company by the joint ventures.

       As discussed in "Note 1 - Loss Reserves" to the Company's consolidated financial statements, consistent with industry practice, loss reserves for future claims are established only for loans that are currently delinquent. (The terms "delinquent" and "default" are used interchangeably by the Company.) Loss reserves are established by management's estimating the number of loans in the Company's inventory of delinquent loans that will not cure their delinquency (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that the Company will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that the Company will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets.

       Net losses incurred increased 103% to $59.7 million in the first quarter of 2002, from $29.4 million in the same period of 2001. The increase was due to an increase in losses paid, an increase in the primary notice inventory related to bulk default activity, the maturation of the 1998 and 1999 books of business and defaults arising from the early development of the 2000 book of business. The primary insurance notice inventory increased from 54,653 at December 31, 2001 to 56,455 at March 31, 2002 and the pool notice inventory increased from 23,623 at December 31, 2001 to 23,716 at March 31, 2002. Included in the primary notice inventory was the bulk notice inventory of 21,726 at March 31, 2002 and 18,460 at December 31, 2001. The primary default rate at March 31, 2002 was 3.48% compared to 3.46% at December 31, 2001. Excluding bulk defaults, the default rates were 2.53% and 2.65% at March 31, 2002 and December 31, 2001, respectively. The default rate on bulk loans were 8.66% and 8.59% at March 31, 2002 and December 31, 2001, respectively. The Company expects the primary default rate and the default rate on bulk loans to increase. The average claim paid through March 31, 2002 was $19,858 compared to $18,113 for the same period in 2001.

       At March 31, 2002, 73% of MGIC's insurance in force was written subsequent to December 31, 1998. Based on the Company's flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination.

However, the pattern of claims frequency for refinance loans may be different from this historical pattern and the Company expects the period of highest claims frequency on bulk loans will occur earlier than in this historical pattern.

       Underwriting and other expenses increased to $64.5 million in the first quarter of 2002 from $51.7 million in the same period of 2001, an increase of 25%. The increase can be attributed to increases in both insurance and non-insurance expenses related to increased volume and contract underwriting.

       Interest expense decreased to $6.6 million in the first quarter of 2002 from $8.6 million during the same period in 2001 primarily due to lower weighted-average interest rates during the three months ended March 31, 2002 compared to the comparable period in 2001.

       The consolidated insurance operations loss ratio was 21.0% for the first quarter of 2002 compared to 12.2% for the first quarter of 2001. The consolidated insurance operations expense and combined ratios were 15.4% and 36.4%, respectively, for the first quarter of 2002 compared to 17.2% and 29.4% for the first quarter of 2001.

       The effective tax rate was 30.9% in the first quarter of 2002, compared to 31.6% in the first quarter of 2001. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investment income. The lower effective tax rate in 2002 resulted from a higher percentage of total income before tax being generated from the tax-preferenced investments.

Other Matters

       In June 2001, the Federal District Court for the Southern District of Georgia, before which Downey et. al. v. MGIC was pending, issued a final order approving a settlement agreement and certified a nationwide class of borrowers. In the fourth quarter of 2000, the Company recorded a $23.2 million charge to cover the estimated costs of the settlement, including payments to borrowers. Due to appeals of related orders denying certain class members the right to intervene to challenge certain aspects of the settlement in Downey and two related cases, payments to borrowers in the settlement are delayed pending the outcome of the appeals. The settlement includes an injunction that prohibits certain practices and specifies the basis on which agency pool insurance, captive mortgage reinsurance, contract underwriting and other products may be provided in compliance with the Real Estate Settlement Procedures Act, which is known as RESPA. There can be no assurance that the standards established by the injunction will be determinative of compliance with RESPA were additional litigation to be brought in the future.

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

       In the third quarter of 2001, the Office of Federal Housing Enterprise Oversight ("OFHEO") adopted a risk-based capital stress test for the GSEs. One of the elements of the stress test is that future claim payments made by a private mortgage insurer on GSE loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating is `AAA' were subject to a 5% reduction over the 10-year period of the stress test, while claim payments from a `AA' rated insurer, such as MGIC, were subject to a 15% reduction. In February 2002, OFHEO adopted amendments to the stress test that reduced the differential between `AAA' and `AA' rated mortgage insurers to 5.25%. The effect of the differentiation among insurers is to require the GSEs to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than `AAA.' As a result, there is an incentive for the GSEs to use private mortgage insurance provided by a `AAA' rated insurer.

Financial Condition

       Consolidated total investments and cash balances increased approximately $322 million to $4.4 billion at March 31, 2002 from $4.1 billion at December 31, 2001, primarily due to positive net cash flow, including the proceeds of the sale of the 6% Senior Notes discussed under "Liquidity and Capital Resources" below, offset by unrealized losses on securities marked to market of $33 million and a $33 million decrease in payables for securities. The Company generated consolidated cash flows from operating activities of $233.6 million through March 31, 2002, compared to $212.1 million generated during the same period in 2001. The increase in operating cash flows during the first quarter of 2002 compared to 2001 is due primarily to increases in renewal premiums, investment income and other revenue (which includes contract underwriting revenue).

       As of March 31, 2002, the Company had $309.4 million of short-term investments with maturities of 90 days or less, and 71% of the portfolio was invested in tax-preferenced securities. In addition, at March 31, 2002, based on book value, the Company's fixed income securities were approximately 98% invested in 'A' rated and above, readily marketable securities, concentrated in maturities of less than 15 years. At March 31, 2002, the Company had $22.8 million of investments in equity securities compared to $20.7 million at December 31, 2001.

       At March 31, 2002, the Company had no derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2002, the average duration of the Company's investment portfolio was 5.3 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.3% decrease/increase in the value of the Company's fixed income portfolio.

       The Company's investments in joint ventures increased $7.7 million from $161.7 million at December 31, 2001 to $169.4 million at March 31, 2002 primarily as a result of equity earnings of $18.1 million, offset by $12.6 million of dividends received. The joint ventures are reported on the equity method. Only the Company's investment in the joint ventures appears on the Company's balance sheet.

       Consolidated loss reserves increased slightly to $620.9 million at March 31, 2002 from $613.7 million at December 31, 2001, reflecting increases in the primary and pool insurance notice inventories, as discussed earlier. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

       Consolidated unearned premiums decreased $1.7 million from $174.5 million at December 31, 2001, to $172.8 million at March 31, 2002, primarily reflecting the continued high level of monthly premium policies written for which there is no unearned premium.

       Consolidated shareholders' equity increased to $3.1 billion at March 31, 2002, from $3.0 billion at December 31, 2001, an increase of 4%. This increase consisted of $169.2 million of net income during the first quarter of 2002 offset by $16.4 million from the repurchase of treasury stock (net of reissuances) and other comprehensive losses, net of tax, of $20.2 million, dividends declared of $2.7 million and $1.8 million from the consolidation of a previously unconsolidated joint venture.

Liquidity and Capital Resources

       The Company's consolidated sources of funds consist primarily of premiums written and investment income. Funds are applied primarily to the payment of claims and expenses. The Company generated positive cash flows from operating activities of approximately $233.6 million and $212.1 million for the quarters ended March 31, 2002 and 2001, respectively, as shown on the Consolidated Statement of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Cash-flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. Substantially all of the investment portfolio securities are held by the Company's insurance subsidiaries.

       During the first quarter of 2001, the Company established a $200 million commercial paper program, which was rated "A-1" by Standard and Poors ("S&P") and "P-1" by Moody's. At March 31, 2002, the Company had $113.7 million in commercial paper outstanding with a weighted average interest rate of 1.81%. S&P affirmed the 'A-1' rating in February 2002. If the Company's commercial paper rating were to fall below 'A-1' or 'P-2', the Company would likely have difficulty selling commercial paper and any commercial paper that could be sold would require an interest rate in excess of the 'A-1/P-1' rating.

       The Company had a $200 million credit facility available at March 31, 2002, with $100 million expiring in 2003 and $100 million expiring in 2004. Under the terms of the credit facilities, the Company must maintain shareholders' equity of at least $2.25 billion and MGIC must maintain a claims paying ability rating of AA- or better with S&P. At March 31, 2002, the Company had shareholders' equity of $3.15 billion and MGIC had a claims paying ability rating of AA+ from S&P. These facilities are currently being used as liquidity back up facilities for the outstanding commercial paper. The remaining credit available under these facilities after reduction for the amount necessary to support the commercial paper was $86.3 million at March 31, 2002. In May, 2002, the Company entered into a new four-year, $285 million credit facility and terminated the two $100 million facilities. The covenants in the new facility regarding shareholders' equity and the claims paying ability rating are the same as in the terminated facilities.

       In March of 2002, the Company issued, in a public offering, $200 million 6% Senior Notes due in 2007. The notes are unsecured and were rated "A1" by Moody's and "A+" by S&P. The Company had Senior Notes outstanding of $500 million at March 31, 2002 and $300 million at March 31, 2001.

       In January 2002, the Company announced a new share repurchase program covering up to 5.5 million shares in addition to the 800,000 shares remaining from the prior repurchase program. From mid-1997 until the end of 2001, the Company repurchased 15.0 million shares of Common Stock at a cost of $775.5 million. During the first quarter of 2002, the Company repurchased 451 thousand shares at a cost of $30.1 million. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

       The commercial paper, back-up credit facilities and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. As a result of a $150 million dividend paid to the Company by MGIC in February 2002, MGIC may not pay additional dividends until February 2003 without the approval of the Office of the Commissioner of Insurance of the State of Wisconsin.

       Interest payments on all long-term debt were $1.5 million, and $1.9 million for the quarters ended March 31, 2002 and 2001 respectively. At March 31, 2002, the market value of the long-term debt is $628.0 million.

       The Company uses interest rate swaps to hedge interest rate exposure associated with its short- and long-term debt. During 1999, the Company utilized three interest rate swaps, each with a notional amount of $100 million, to reduce and manage interest rate risk on a portion of the variable rate debt under the credit facilities. The notional amount of $100 million represents the stated principal balance used for calculating payments. The Company received and paid amounts based on rates that were both fixed and variable.

       In 2000, two of the swaps were amended and designated as fair-value hedges which qualified for short cut accounting. The Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. The gain on termination is being amortized over the remaining life of the underlying debt. The remaining swap was also amended during 2000 and designated as a cash flow hedge. Under the terms of the swap contract, the Company pays a fixed rate of 6.79% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facilities and is designated as a hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Earnings on the swaps through March 31, 2002 of approximately $0.2 million were netted against interest expense. Expenses on the swaps through March 31, 2001, of approximately $0.8 million, were included in interest expense. The cash flow swap outstanding at December 31, 2001 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

       MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 9.3:1 at March 31, 2002 compared to 10.1:1 at December 31, 2001. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $0.9 billion, net of reinsurance, during the first quarter of 2002.

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

       If the volume of low down payment home mortgage originations declines,
       ----------------------------------------------------------------------
the amount of insurance that we write could also decline which could result in
------------------------------------------------------------------------------
declines in our future revenues.
--------------------------------

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

       Our new insurance written volume increased 41% through March 31, 2002, compared to the same period in 2001. One of the reasons our volume was higher in 2002 was because many borrowers refinanced their mortgages during the first three months of 2002 due to a lower interest rate environment, which also led to lenders canceling insurance that we wrote in the past. While we have not experienced lower volume in recent years other than as a result of declining refinancing activity, one of the risks we face is that substantially higher interest rates will substantially reduce purchase activity by first time homebuyers and that the decline in cancellations of insurance that in the past have accompanied higher interest rates will not be sufficient to offset the decline in premiums from loans that are not made.

       If lenders and investors select alternatives to private mortgage
       ----------------------------------------------------------------
insurance, the amount of insurance that we write could decline, which could
---------------------------------------------------------------------------
result in declines in our future revenues.
------------------------------------------

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

       We believe, that during 2001, lenders and investors were self-insuring and making 80-10-10 loans at about the same percentage as they did over the last several years. Although during 2001 and 2000, the share of the low down payment market held by loans with Federal Housing Administration and Veterans Administration mortgage insurance was lower than in 1999, during three of the prior four years, the Federal Housing Administration and Veterans Administration's collective share of this market increased. Investors are using reduced mortgage insurance coverage on a higher percentage of loans that we insure than they had over the last several years.

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

       Because we participate in an industry that is intensely competitive,
       --------------------------------------------------------------------
changes in our competitors' business practices could reduce our revenues or
---------------------------------------------------------------------------
increase our losses.
--------------------

       Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. The low level of losses that has recently prevailed in the private mortgage insurance industry has encouraged competition to assume default risk through captive reinsurance arrangements, self insurance, 80-10-10 loans and other means. In 1996, we reinsured under captive reinsurance arrangements virtually none of our primary insurance. At March 31, 2002, about 24% of our risk in force was subject to captive reinsurance arrangements. The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. Our top ten customers generated 27.0% of the new primary insurance that we wrote on a flow basis in 1997 compared to 38.4% in 2001.

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

       If the domestic economy deteriorates, more homeowners may default and our
       -------------------------------------------------------------------------
losses may increase.
--------------------

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

       Our industry is subject to litigation risk.
       -------------------------------------------

       In recent years, consumers have brought a growing number of lawsuits against home mortgage lenders and settlement service providers. As of the end of April 2001, seven mortgage insurers, including our MGIC subsidiary, were involved in litigation alleging violations of the Real Estate Settlement Procedures Act. Our MGIC subsidiary and two other mortgage insurers have entered into an agreement to settle the cases against them in December 2000, and another mortgage insurer entered into a comparable settlement agreement in February 2002. In June 2001, the Court entered a final order approving the settlement to which we and the other two insurers are parties, although due to appeals of others denying certain class members the right to intervene to challenge certain aspects of this settlement, the final implementation of the settlement will not occur until the appeals are resolved. We took a $23.2 million pretax charge in 2000 to cover our share of the estimated costs of the settlement. While our settlement includes an injunction that prohibits certain practices and specifies the basis on which other practices may be done in compliance with the Real Estate Settlement Procedures Act, we may still be subject to future litigation under the Real Estate Settlement Procedures Act.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       At March 31, 2002, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company's philosophy is to invest in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2002, the effective duration of the Company's investment portfolio was 5.3 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.3% decrease/increase in the value of the Company's investment portfolio. The Company's borrowings under the commercial paper program are subject to interest rates that are variable. See note 2 to the consolidated financial statements.

PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q.

        (b) Reports on Form 8-K - A report on Form 8-K dated March 13, 2002 was filed under Item 5 Other Events and Regulation FD Disclosure. A report on Form 8-K dated March 15, 2002 was filed under Item 5 Other Events and Regulation FD
              Disclosure.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 13, 2002.


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