Form 10-Q
period 2002-06-30
MGIC INVESTMENT CORP
filed 2002-08-14
CIK 876437

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2002

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

          YES   X                         NO
              -----                          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK          PAR VALUE           DATE            NUMBER OF SHARES
--------------          ---------          -------          ----------------
 Common stock             $1.00            7/31/02            102,685,980

                           MGIC INVESTMENT CORPORATION
                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheet as of
            June 30, 2002 (Unaudited) and December 31, 2001                   3

          Consolidated Statement of Operations for the Three and Six
            Month Periods Ended June 30, 2002 and 2001 (Unaudited)            4

          Consolidated Statement of Cash Flows for the Six Months
            Ended June 30, 2002 and 2001 (Unaudited)                          5

          Notes to Consolidated Financial Statements (Unaudited)           6-11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           12-28

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         29

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                29

Item 6.   Exhibits and Reports on Form 8-K                                   30

SIGNATURES                                                                   31

INDEX TO EXHIBITS                                                            32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                 June 30, 2002 (Unaudited) and December 31, 2001

                                                      June 30,      December 31,
                                                        2002            2001
                                                    ------------    ------------
ASSETS                                                (In thousands of dollars)
------
Investment portfolio:
  Securities, available-for-sale,
   at market value:
    Fixed maturities                                $ 4,025,608     $ 3,888,740
    Equity securities                                    22,191          20,747
    Short-term investments                              417,022         159,960
                                                    -----------     -----------
      Total investment portfolio                      4,464,821       4,069,447

Cash                                                     17,109          26,392
Accrued investment income                                55,458          59,036
Reinsurance recoverable on loss reserves                 22,948          26,888
Reinsurance recoverable on unearned premiums              7,656           8,415
Home office and equipment, net                           35,470          34,762
Deferred insurance policy acquisition costs              31,511          32,127
Investments in joint ventures                           187,471         161,674
Other assets                                            141,870         148,271
                                                    -----------     -----------
      Total assets                                  $ 4,964,314     $ 4,567,012
                                                    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss reserves                                     $   626,728     $   613,664
  Unearned premiums                                     170,879         174,545
  Short-and long-term debt (note 2)                     613,851         472,102
  Other liabilities                                     308,360         286,514
                                                    -----------     -----------
      Total liabilities                               1,719,818       1,546,825
                                                    -----------     -----------
Contingencies (note 4) Shareholders' equity:
  Common stock, $1 par value, shares authorized
   300,000,000; shares issued, 6/30/02 -
   121,411,117 12/31/01 - 121,110,800; shares
   outstanding, 6/30/02 - 103,907,047
   12/31/01 - 106,086,594                               121,411         121,111
  Paid-in surplus                                       232,586         214,040
  Members' equity                                          (553)              -
  Treasury stock (shares at cost, 6/30/02 -
   17,504,070 12/31/01 - 15,024,206)                   (849,944)       (671,168)
  Accumulated other comprehensive income, net
   of tax                                                96,595          46,644
  Retained earnings                                   3,644,401       3,309,560
                                                    -----------     -----------
      Total shareholders' equity                      3,244,496       3,020,187
                                                    -----------     -----------
      Total liabilities and shareholders' equity    $ 4,964,314     $ 4,567,012
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                          MGICINVESTMENT CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF OPERATIONS
                    Three and Six Month Periods Ended June 30, 2002 and 2001
                                          (Unaudited)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                     June 30,
                                          -----------------------     -----------------------
                                             2002         2001           2002         2001
                                          ----------   ----------     ----------   ----------
                                            (In thousands of dollars, except per share data)
Revenues:
  Premiums written:
    Direct                                $ 314,372    $ 271,888      $ 620,549    $ 515,509
    Assumed                                      51          122            137          227
    Ceded (note 3)                          (27,808)     (15,107)       (50,974)     (29,245)
                                          ---------    ---------      ---------    ---------
  Net premiums written                      286,615      256,903        569,712      486,491
  Decrease in unearned premiums               1,554          469          2,906       12,063
                                          ---------    ---------      ---------    ---------
  Net premiums earned                       288,169      257,372        572,618      498,554
  Investment income, net of expenses         51,654       51,566        103,604      101,611
  Realized investment gains, net              4,975        7,882         13,093       21,575
  Other revenue                              39,037       22,723         70,088       38,282
                                          ---------    ---------      ---------    ---------
    Total revenues                          383,835      339,543        759,403      660,022
                                          ---------    ---------      ---------    ---------

Losses and expenses:
  Losses incurred, net                       64,416       36,304        124,130       65,681
  Underwriting and other expenses, net       63,049       58,524        127,517      110,178
  Interest expense                            9,828        7,127         16,452       15,690
                                          ---------    ---------      ---------    ---------
    Total losses and expenses               137,293      101,955        268,099      191,549
                                          ---------    ---------      ---------    ---------
Income before tax                           246,542      237,588        491,304      468,473
Provision for income tax                     75,606       76,370        151,181      149,331
                                          ---------    ---------      ---------    ---------
Net income                                $ 170,936    $ 161,218      $ 340,123    $ 319,142
                                          =========    =========      =========    =========

Earnings per share (note 5):
   Basic                                  $    1.63    $    1.51      $    3.22    $    2.98
                                          =========    =========      =========    =========
   Diluted                                $    1.61    $    1.49      $    3.19    $    2.96
                                          =========    =========      =========    =========

Weighted average common shares
  outstanding - diluted (shares in
  thousands, note 5)                        105,921      108,102        106,470      107,954
                                          =========    =========      =========    =========

Dividends per share                       $   0.025    $   0.025      $   0.050    $   0.050
                                          =========    =========      =========    =========

See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                    ----------------------------
                                                        2002            2001
                                                    -----------     ------------
                                                     (In thousands of dollars)
Cash flows from operating activities:
  Net income                                        $   340,123     $   319,142
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of deferred insurance
       policy acquisition costs                          11,005           8,876
      Increase in deferred insurance policy
        acquisition costs                               (10,389)        (11,212)
      Depreciation and amortization                       6,018           3,123
      Decrease (increase) in accrued investment
       income                                             3,578          (2,500)
      Decrease in reinsurance recoverable on
       loss reserves                                      3,940           4,950
      Decrease in reinsurance recoverable on
       unearned premiums                                    759             386
      Increase (decrease) in loss reserves               13,064         (10,294)
      Decrease in unearned premiums                      (3,666)        (12,447)
      Equity earnings in joint ventures                 (43,748)        (17,931)
      Other                                                 (67)         (5,663)
                                                    -----------     -----------
Net cash provided by operating activities               320,617         276,430
                                                    -----------     -----------

Cash flows from investing activities:
  Purchase of equity securities                            (503)              -
  Purchase of fixed maturities                       (1,310,428)     (1,514,059)
  Additional investment in joint ventures                     -         (15,000)
  Sale of equity securities                               1,037           1,535
  Proceeds from sale or maturity of fixed
   maturities                                         1,255,862       1,238,056
                                                    -----------     -----------
Net cash used in investing activities                   (54,032)       (289,468)
                                                    -----------     -----------

Cash flows from financing activities:
  Dividends paid to shareholders                         (5,283)         (5,347)
  Proceeds from issuance of long-term debt              199,992         108,509
  Repayment of short- and long-term debt                (60,801)        (98,184)
  Reissuance of treasury stock                           16,369          10,682
  Repurchase of common stock                           (169,383)              -
  Common stock issued                                       300               -
                                                    -----------     -----------
Net cash (used in) provided by financing
 activities                                             (18,806)         15,660
                                                    -----------     -----------

Net increase in cash and short-term investments         247,779           2,622
Cash and short-term investments at beginning of
 period                                                 186,352         157,190
                                                    -----------     -----------
Cash and short-term investments at end of period    $   434,131     $   159,812
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, including normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

     Deferred insurance policy acquisition costs

     Costs associated with the acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred acquisition costs ("DAC"). Because Statement of Financial Accounting Standards ("SFAS") No. 60 specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of DAC, amortization of these costs for each underwriting year book of business are charged against revenue in proportion to estimated gross profits over the life of the policies using the guidance of SFAS No. 97, Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and Realized Gains and Losses From the Sale of Investments. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are updated annually to reflect actual experience and any changes to key assumptions such as persistency or loss development.

     The Company amortized $11.0 million and $8.9 million of deferred insurance policy acquisition costs during the six months ended June 30, 2002 and 2001, respectively.

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

Note 2 - Short- and long-term debt

     During the second quarter of 2001, the Company established a $200 million commercial paper program, which was rated "A-1" by Standard and Poors ("S&P") and "P-1" by Moody's. At June 30, 2002, the Company had $113.0 million in commercial paper outstanding with a weighted average interest rate of 1.87%.

     The Company had a $285 million credit facility available at June 30, 2002, expiring in 2006. This facility was entered into during the second quarter of 2002 and replaced two separate $100 million facilities. Under the terms of the credit facility, as amended in July 2002, the Company must maintain shareholders' equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation ("MGIC") must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders position (which includes MGIC's surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2002, the Company met these tests. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $172 million at June 30, 2002.

     In March of 2002, the Company issued, in a public offering, $200 million 6% Senior Notes due in 2007. The notes are unsecured and were rated "A1" by Moody's, "A+" by S&P and "AA-" by Fitch. The Company had Senior Notes outstanding of $500 million at June 30, 2002 and $300 million at June 30, 2001.

     Interest payments on all long-term debt (commercial paper is classified as short-term debt) were $11.3 million and $12.8 million for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, the market value of the short- and long-term debt is $643 million.

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

     In 2000, two of the swaps were amended and designated as fair-value hedges which qualified for short cut accounting. The Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. This swap was terminated in June 2002. The remaining swap was also amended during 2000 and designated as a cash flow hedge. In June 2002, this swap was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Expenses on the swaps for the six months ended June 30, 2002 and 2001 of approximately $0.3 million and $2.0 million, respectively, were included in interest expense. The cash flow swap outstanding at June 30, 2002 and December 31, 2001 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

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

     In addition, in June 2001, the Federal District Court for the Southern District of Georgia, before which Downey et. al. v. MGIC was pending, issued a final order approving a settlement agreement and certified a nationwide class of borrowers. In the fourth quarter of 2000, the Company recorded a $23.2 million charge to cover the estimated costs of the settlement, including payments to borrowers. Due to appeals by certain class members and members of classes in two related cases, payments to borrowers in the settlement are delayed pending the outcome of the appeals. The settlement includes an injunction that prohibits certain practices and specifies the basis on which agency pool insurance, captive mortgage reinsurance, contract underwriting and other products may be provided in compliance with the Real Estate Settlement Procedures Act.

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

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------    -----------------
                                           2002      2001       2002      2001
                                           ----      ----       ----      ----
                                                   (Shares in thousands)

Weighted-average shares - Basic EPS      105,181   107,111    105,733   106,997
Common stock equivalents                     740       991        737       957
                                         -------   -------    -------   -------

Weighted-average shares - Diluted EPS    105,921   108,102    106,470   107,954
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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 is effective for fiscal years beginning after December 15, 2001. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001.

     The adoption of these pronouncements did not have a significant effect on the Company's results of operations or its financial position. The Company has an immaterial amount of goodwill.

Note 7 - Comprehensive income

     The Company's total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   --------------------    --------------------
                                     2002       2001         2002       2001
                                     ----       ----         ----       ----
                                          (In thousands of dollars)



Net income                         $170,936   $161,218     $340,123   $319,142
Other comprehensive income           70,153    (24,087)      49,951    (19,205)
                                   --------   --------     --------   --------
Total comprehensive income         $241,089   $137,131     $390,074   $299,937
                                   ========   ========     ========   ========

Other comprehensive income
 (loss) (net of tax):
Cumulative effect  - FAS 133       $    N/A   $    N/A     $    N/A   $ (5,982)
Net derivative gains (losses)           950        645        1,622     (1,165)
Amortization of deferred losses         270        270          540        540
FAS 115                              68,933    (25,002)      47,789    (12,598)
                                   --------   --------     --------   --------
Comprehensive gain (loss)          $ 70,153   $(24,087)    $ 49,951   $(19,205)
                                   ========   ========     ========   ========

     The difference between the Company's net income and total comprehensive income for the six months ended June 30, 2002 and 2001 is due to the change in unrealized appreciation/depreciation on investments, and the market value adjustment of the hedges, both net of tax.


Note 8 - Accounting for Derivatives and Hedging Activities

     Generally, the Company's use of derivatives is limited to entering into interest rate swap agreements intended to hedge its debt financing terms. All derivatives subject to SFAS 133 are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the fair value of a recognized asset or liability ("fair value" hedge), or as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g. when periodic settlements on a variable-rate asset or liability are recorded in earnings).

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If and when it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

     Net income for the three months ended June 30, 2002 was $170.9 million, compared to $161.2 million for the same period of 2001, an increase of 6%. Diluted earnings per share for the three months ended June 30, 2002 was $1.61 compared with $1.49 in the same period last year, an increase of 8%. Included in diluted earnings per share for the quarter ended June 30, 2002 and 2001 were $0.03 and $0.05, respectively, for realized gains. As used in this report, the term "Company" means the Company and its consolidated subsidiaries, which do not include joint ventures in which the Company has an equity interest.

     Total revenues for the second quarter 2002 were $383.8 million, an increase of 13% from the $339.5 million for the second quarter 2001. This increase was primarily attributed to an increase in insurance in force. Also contributing to the increase in revenues was an increase in other revenue offset by a decrease in realized gains. See below for a further discussion of premiums and other revenue.

     Losses and expenses for the second quarter were $137.3 million, an increase of 35% from $102.0 million for the same period of 2001. The increase from last year can be attributed to an increase in losses related to an increase in notice inventories and an increase in expenses related to increases in insured volume. See below for a further discussion of losses incurred and underwriting expenses.

     The amount of new primary insurance written by MGIC during the three months ended June 30, 2002 was $21.8 billion, compared to $22.4 billion in the same period of 2001. Refinancing activity decreased to 35% of new primary insurance written in 2002 on a flow basis (or $5.6 billion), compared to 43% in 2001 (or $3.1 billion).

     The $21.8 billion of new primary insurance written during the second quarter of 2002 was offset by the cancellation of $17.9 billion of insurance in force, and resulted in a net increase of $3.9 billion in primary insurance in force, compared to new primary insurance written of $22.4 billion, the cancellation of $15.6 billion of insurance in force and a net increase of $6.8 billion in primary insurance in force during the second quarter of 2001. Direct primary insurance in force was $194.5 billion at June 30, 2002 compared to $183.9 billion at December 31, 2001 and $171.6 billion at June 30, 2001.

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended June 30, 2002 and June 30, 2001 was $83 million and $110 million, respectively. The Company's direct pool risk in force was $2.1 billion at June 30, 2002, $2.0 billion at December 31, 2001, and was $1.8 billion at June 30, 2001.

     Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Cancellations increased during the second quarter of 2002 compared to the cancellation levels of 2001 which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 59.5% at June 30, 2002 from 61.0% at December 31, 2001 and 71.7% at June 30, 2001. In view of continued strong refinance activity, the persistency rate at September 30, 2002 could decline from the rate at June 30, 2002. Cancellation activity could also increase as more of the Company's bulk loans season. The Company anticipates that the bulk loans in general will have lower persistency than the Company's flow business.

     New insurance written for bulk transactions was $5.7 billion during the second quarter of 2002 compared to $6.3 billion for the same period a year ago and average quarterly writings of $6.4 billion for the three quarters subsequent to the second quarter of 2001. The Company's writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. A securitization involves the sale of whole loans held by the securitizer. The Company believes that the relatively high historical spread between the cost of funding mortgages and mortgage coupon rates, as well as other factors currently present in the whole loan market, have resulted in increased prices for whole loans which have had the effect of reducing the supply of mortgages available for current securitization. The Company's writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including the willingness of investors to purchase tranches of the securitization that involve a higher degree of credit risk. The Company believes that the relatively low historical yield levels currently prevailing in the bond market have resulted in more investors purchasing such tranches. As a result of these factors, the Company expects the volume of insurance written on bulk transactions during the third quarter of 2002 will decline materially from the volume in the second quarter. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

     The Company expects that the loans that are included in bulk transactions will have delinquency and claim rates in excess of those on the Company's flow business. While the Company believes it has priced its bulk business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business. New insurance written in 2002 through the bulk channel on Alt A, subprime and certain other loans will be subject to quota share reinsurance of approximately 15% provided by a third party reinsurer. The reinsurance transaction is contingent on the Company receiving credit for the reinsurance under insurance regulation.

     Net premiums written increased 12% to $286.6 million during the second quarter of 2002, from $256.9 million during the second quarter of 2001. Net premiums earned increased 12% to $288.2 million for the second quarter of 2002 from $257.4 million for the same period in 2001. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums.

     Premiums ceded in captive mortgage reinsurance arrangements and in risk sharing arrangements with the GSEs were $23.5 million in the second quarter of 2002, compared to $15.5 million in the same period of 2001. The amount of premiums ceded under such arrangements is expected to continue to increase due in part to increases in the rate at which premiums are ceded. During the first quarter of 2002, approximately 51% of the Company's new insurance written on a flow basis was subject to such arrangements compared to 50% for the year ended December 31, 2001. (New insurance written through the bulk channel is not subject to such arrangements.) Because the transfer of a loan in the secondary market can result in a mortgage insured during a quarter becoming part of such an arrangement in a subsequent quarter, the percentage of new insurance written during a quarter covered by such arrangements normally increases after the end of the quarter. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported as ceded in the quarter in which they are ceded regardless of when the mortgage was insured.

     Investment income for the second quarter of 2002 was $51.7 million, a slight increase over the $51.6 million in the second quarter of 2001. This increase was the result of increases in the amortized cost of average invested assets to $4.3 billion for the second quarter of 2002 from $3.6 billion for the second quarter of 2001, an increase of 20%, offset by a decrease in the investment yield. The portfolio's average pre-tax investment yield was 4.9% for the second quarter of 2002 and 5.7% for the same period in 2001. The portfolio's average after-tax investment yield was 4.3% for the second quarter of 2002 and 4.7% for the same period in 2001. The Company's net realized gains were $5.0 million for the three months ended June 30, 2002 compared to net realized gains of $7.9 million during the same period in 2001, resulting primarily from the sale of fixed maturities.

     Other revenue, which is composed of various components, was $39.0 million for the second quarter of 2002, compared with $22.7 million for the same period in 2001. The increase is primarily the result of increased equity earnings from Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and Sherman Financial Group LLC ("Sherman"), joint ventures with Radian Group Inc.

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

     Total combined assets of C-BASS at June 30, 2002 and December 31, 2001 were approximately $1.6 billion and $1.3 billion, respectively, of which approximately $1.3 billion and $0.9 billion, respectively, were mortgage-related assets, including open trades. Total liabilities at June 30, 2002 and December 31, 2001 were approximately $1.3 billion and $1.0 billion, respectively, of which approximately $1.1 billion and $0.9 billion, respectively, were funding arrangements, including accrued interest, virtually all of which were short-term. For the three months ended June 30, 2002 and 2001, revenues of approximately $88 million and $66 million, respectively, and expenses of approximately $41 million and $37 million, respectively, resulted in income before tax of approximately $47 million and $29 million, respectively. C-BASS had income before tax for the first six months of 2002 of approximately $82 million. C-BASS has advised the Company that due in part to higher prices prevailing in the market for subprime whole loans, it expects its income before tax for the third quarter and second six months of 2002 will be lower than its income before tax for the second quarter and the first six months of 2002, respectively. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

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

     Net losses incurred increased 77% to $64.4 million in the second quarter of 2002, from $36.3 million in the same period of 2001. The increase was due to an increase in losses paid, an increase in the primary notice inventory related to bulk default activity, defaults arising from the early development of the 2000 book of business and defaults arising from the seasoning of other books. The average claim paid for the quarter ended June 30, 2002 was $19,603 compared to $19,100 for the same period in 2001.

     The primary insurance notice inventory increased from 54,653 at December 31, 2001 to 59,314 at June 30, 2002 and the pool notice inventory decreased from 23,623 at December 31, 2001 to 23,542 at June 30, 2002. Included in the primary notice inventory was the bulk notice inventory of 24,063 at June 30, 2002 and 18,460 at December 31, 2001. The primary default rate at June 30, 2002 was 3.60% compared to 3.46% at December 31, 2001. Excluding bulk defaults, the default rate was 2.55% and 2.65% at June 30, 2002 and December 31, 2001, respectively, and is expected to increase. The default rate on bulk loans was 8.97% and 8.59% at June 30, 2002 and December 31, 2001, respectively, and the default rate on subprime loans, most of which are written through the bulk channel, was 11.11% and 11.60% at June 30, 2002 and December 31, 2001, respectively. Because the default rate is the number of loans in default divided by the number of policies in force, and there are relatively few defaults in a book during the year in which the book was written, lower volume in a quarter has the effect of increasing the default rate. As discussed above, the Company expects that it will write materially less bulk business in the third quarter of 2002 than in the second quarter of 2002. As a result of this anticipated bulk volume decline and also due to anticipated cancellations of bulk insurance and continued seasoning of this business, the Company expects the default rate on bulk loans and subprime loans to increase materially.

     At June 30, 2002, 76% of MGIC's insurance in force was written subsequent to December 31, 1998. Based on the Company's flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from this historical pattern and the Company expects the period of highest claims frequency on bulk loans will occur earlier than in this historical pattern.

     Underwriting and other expenses increased to $63.0 million in the second quarter of 2002 from $58.5 million in the same period of 2001, an increase of 8%. The increase can be attributed to increases in expenses related to increased volume. In view of continued strong refinance activity, the Company expects underwriting and other expenses in the third quarter of 2002 will increase over the level of the second quarter of 2002. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

     Interest expense increased to $9.8 million in the second quarter of 2002 from $7.1 million during the same period in 2001 primarily due to an increase in debt outstanding offset by lower weighted-average interest rates during the three months ended June 30, 2002 compared to the comparable period in 2001.

     The consolidated insurance operations loss ratio was 22.3% for the second quarter of 2002 compared to 14.1% for the second quarter of 2001. The consolidated insurance operations expense and combined ratios were 14.5% and 36.8%, respectively, for the second quarter of 2002 compared to 16.1% and 30.2% for the second quarter of 2001.

     The effective tax rate was 30.7% in the second quarter of 2002, compared to 32.1% in the second quarter of 2001. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The lower effective tax rate in 2002 resulted from a higher percentage of total income before tax being generated from the tax-preferenced investments.

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

     Net income for the six months ended June 30, 2002 was $340.1 million, compared to $319.1 million for the same period of 2001, an increase of 7%. Diluted earnings per share for the six months ended June 30, 2002 was $3.19 compared with $2.96 in the same period last year, an increase of 8%. Included in diluted earnings per share for the six months ended June 30, 2002 and 2001 were $0.08 and $0.13, respectively, for realized gains.

     Total revenues for the first half of 2002 were $759.4 million, an increase of 15% from the $660.0 million through the second quarter of 2001. This increase was primarily attributed to an increase in insurance in force. Also contributing to the increase in revenues was an increase in other revenue offset by a decrease in realized gains. See below for a further discussion of premiums and other revenue.

     Losses and expenses for the first half of 2002 were $268.1 million, an increase of 40% from $191.5 million for the same period of 2001. The increase from last year can be attributed to an increase in losses related to an increase in notice inventories and an increase in expenses related to increases in insured volume and in contract underwriting. See below for a further discussion of losses incurred and underwriting expenses.

     The amount of new primary insurance written by MGIC during the six months ended June 30, 2002 was $45.4 billion, compared to $39.1 billion in the same period of 2001. Refinancing activity increased to 42% of new primary insurance written in 2002 on a flow basis (or $14.0 billion), compared to 41% in 2001 (or $6.9 billion). New insurance written for bulk transactions was $12.3 billion during the first half of 2002 compared to $13.0 billion for the same period a year ago. See "Three Months Ended June 30, 2002 compared with Three Months Ended June 30, 2001" for a discussion of the Company's expectation for bulk transactions volume in the third quarter of 2002.

     The $45.4 billion of new primary insurance written during the second half of 2002 was offset by the cancellation of $34.8 billion of insurance in force, and resulted in a net increase of $10.6 billion in primary insurance in force, compared to new primary insurance written of $39.1 billion, the cancellation of $27.7 billion of insurance in force and a net increase of $11.4 billion in primary insurance in force through the second quarter of 2001.

     New pool risk written during the six months ended June 30, 2002 and June 30, 2001 was $190 million and $158 million, respectively. The Company's direct pool risk in force was $2.1 billion at June 30, 2002, $2.0 billion at December 31, 2001, and was $1.8 billion at June 30, 2001.

     Cancellations increased during the first half of 2002 compared to the cancellation levels of 2001 which resulted in a decrease in the MGIC persistency rate to 59.5% at June 30, 2002 from 61.0% at December 31, 2001 and 71.7% at June 30, 2001.

     Net premiums written increased 17% to $569.7 million during the first half of 2002, from $486.5 million during the first half of 2001. Net premiums earned increased 15% to $572.6 million for the first half of 2002 from $498.6 million for the same period in 2001. The increases were primarily a result of the growth in insurance in force and a higher percentage of renewal premiums on products with higher premium rates offset in part by an increase in ceded premiums. Premiums ceded in captive mortgage reinsurance arrangements and in risk sharing arrangements with the GSEs were $45.0 million in the first half of 2002 compared to $29.4 in the same period of 2001.

     Investment income for the first half of 2002 was $103.6 million, an increase of 2% over the $101.6 million in the first half of 2001. This increase was the result of increases in the amortized cost of average invested assets to $4.1 billion for the first half of 2002 from $3.5 billion for the first half of 2001, an increase of 18% offset by a decrease in the investment yield. The portfolio's average pre-tax investment yield was 4.9% for the first half of 2002 and 5.7% for the same period in 2001. The portfolio's average after-tax investment yield was 4.3% for the first half of 2002 and 4.8% for the same period in 2001. The Company's net realized gains were $13.1 million for the six months ended June 30, 2002 compared to net realized gains of $21.6 million during the same period in 2001, resulting primarily from the sale of fixed maturities.

     Other revenue was $70.1 million for the first half of 2002, compared with $38.3 million for the same period in 2001. The increase is primarily the result of increases in equity earnings from C-BASS and Sherman and an increase in contract underwriting revenue.

     For the six months ended June 30, 2002 and 2001, C-BASS had revenues of approximately $160 million and $121 million, respectively, and expenses of approximately $78 million and $63 million, respectively, which resulted in income before tax of approximately $82 million and $58 million, respectively. See "Three Months Ended June

30, 2002 Compared With Three Months Ended June 30, 2001" for a discussion of C-BASS's expectation of their results for the remainder of 2002.

     Net losses incurred increased 89% to $124.1 million in the first half of 2002, from $65.7 million in the same period of 2001. The increase was due to an increase in losses paid, an increase in the primary notice inventory related to bulk default activity, defaults arising from the early development of the 2000 book of business and defaults arising from the seasoning of other books. The average claim paid for the six months ended June 30, 2002 was $19,727 compared to $18,629 for the same period in 2001. For information about the notice inventory and default rates, see "Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001".

     Underwriting and other expenses increased to $127.5 million in the first half of 2002 from $110.2 million in the same period of 2001, an increase of 16%. The increase can be attributed to increases in both insurance and non-insurance expenses related to increased volume and contract underwriting.

     Interest expense increased to $16.5 million in the second quarter of 2002 from $15.7 million during the same period in 2001 primarily due to an increase in the debt outstanding offset by lower weighted-average interest rates during the six months ended June 30, 2002 compared to the comparable period in 2001.

     The consolidated insurance operations loss ratio was 21.7% for the first half of 2002 compared to 13.2% for the first half of 2001. The consolidated insurance operations expense and combined ratios were 15.0% and 36.7%, respectively, for the first half of 2002 compared to 16.6% and 29.8% for the first half of 2001.

     The effective tax rate was 30.8% for the first half of 2002, compared to 31.9% in the same period of 2001. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The lower effective tax rate in 2002 resulted from a higher percentage of total income before tax being generated from the tax-preferenced investments.

Other Matters

     In June 2001, the Federal District Court for the Southern District of Georgia, before which Downey et. al. v. MGIC was pending, issued a final order approving a settlement agreement and certified a nationwide class of borrowers. In the fourth quarter of 2000, the Company recorded a $23.2 million charge to cover the estimated costs of the settlement, including payments to borrowers. Due to appeals by certain class members and members of classes in two related cases, payments to borrowers in the settlement are delayed pending the outcome of the appeals. The settlement includes an injunction that prohibits certain practices and specifies the basis on which agency pool insurance, captive mortgage reinsurance, contract underwriting and other products may be provided in compliance with the Real Estate Settlement Procedures Act. There can be no assurance that the standards established by the injunction will be determinative of compliance with the Real Estate Settlement Procedures Act were additional litigation to be brought in the future.

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

     Under the Office of Federal Housing Enterprise Oversight's ("OFHEO") risk-based capital stress test for the GSEs, claim payments made by a private mortgage insurer on GSE loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating is `AAA' are subject to a 3.5% reduction over the 10-year period of the stress test, while claim payments from a `AA' rated insurer, such as MGIC, are subject to an 8.75% reduction. The effect of the differentiation among insurers is to require the GSEs to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than `AAA.' As a result, there is an incentive for the GSEs to use private mortgage insurance provided by a `AAA' rated insurer.

     The regulations of the Department of Housing and Urban Development under the Real Estate Settlement Procedures Act prohibit paying lenders for the referral of settlement services, including mortgage insurance, and prohibit lenders from receiving such payments. In July 2002, the Department of Housing and Urban Development proposed a regulation that would exclude from these anti-referral fee provisions settlement services included in a package of settlement services offered to a borrower at a guaranteed price. If mortgage insurance is required on the loan, the package must include any mortgage insurance premium paid at settlement. Although certain state insurance regulations prohibit an insurer's payment of referral fees, adoption of this regulation by the Department of Housing and Urban Development could adversely affect the Company's revenues to the extent that lenders offered such packages and received value from the Company in excess of what they could have received were the anti-referral fee provisions of the Real Estate Settlement Procedures Act to apply and if such state regulations were not applied to prohibit such payments.

Financial Condition

     Consolidated total investments and cash balances increased approximately $386 million to $4.5 billion at June 30, 2002 from $4.1 billion at December 31, 2001, primarily due to positive net cash flow, including the proceeds of the sale of the 6% Senior Notes discussed under "Liquidity and Capital Resources" below, unrealized gains on securities marked to market of $73 million and offset by a $23 million decrease in payables for securities. The Company generated consolidated cash flows from operating activities of $320.6 million through June 30, 2002, compared to $276.4 million generated during the same period in 2001. The increase in operating cash flows during the first half of 2002 compared to 2001 is due primarily to increases in renewal premiums, investment income and other revenue as discussed above.

     As of June 30, 2002, the Company had $417.0 million of short-term investments with maturities of 90 days or less, and 77% of the portfolio was invested in tax-preferenced securities. In addition, at June 30, 2002, based on book value, the Company's fixed income securities were approximately 99% invested in 'A' rated and above, readily marketable securities, concentrated in maturities of less than 15 years. At June 30, 2002, the Company had $22.2 million of investments in equity securities compared to $20.7 million at December 31, 2001.

     At June 30, 2002, the Company had no derivative financial instruments in its investment portfolio. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2002, the average duration of the Company's investment portfolio was 5.3 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.3% decrease/increase in the value of the Company's fixed income portfolio.

     The Company's investments in joint ventures increased $25.8 million from $161.7 million at December 31, 2001 to $187.5 million at June 30, 2002 primarily as a result of equity earnings of $43.7 million, offset by $20.1 million of dividends received. The joint ventures are reported on the equity method. Only the Company's investment in the joint ventures appears on the Company's balance sheet.

     Consolidated loss reserves increased to $626.7 million at June 30, 2002 from $613.7 million at December 31, 2001, reflecting increases in the primary and pool insurance notice inventories, as discussed earlier. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $3.6 million from $174.5 million at December 31, 2001, to $170.9 million at June 30, 2002, primarily reflecting the continued high level of monthly premium policies written for which there is no unearned premium.

     Consolidated shareholders' equity increased to $3.2 billion at June 30, 2002, from $3.0 billion at December 31, 2001, an increase of 7%. This increase consisted of $340.1 million of net income during the first half of 2002 and other comprehensive income, net of tax, of $50.0 million, offset by $159.9 million from the repurchase of treasury stock (net of reissuances), dividends declared of $5.3 million and $0.6 million from the consolidation of a previously unconsolidated joint venture.

Liquidity and Capital Resources

     The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of approximately $320.6 million and $276.4 million for the six months ended June 30, 2002 and 2001, respectively, as shown on the Consolidated Statement of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Cash-flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. Substantially all of the investment portfolio securities are held by the Company's insurance subsidiaries.

     During the second quarter of 2001, the Company established a $200 million commercial paper program, which was rated "A-1" by Standard and Poors ("S&P") and "P-1" by Moody's. At June 30, 2002, the Company had $113.0 million in commercial paper outstanding with a weighted average interest rate of 1.87%. S&P affirmed the "A-1" rating in February 2002 and Moody's affirmed the "P-1" rating in March 2002. If the Company's commercial paper rating were to fall below "A-1" or "P-2", the Company would likely have difficulty selling commercial paper and any commercial paper that could be sold would require an interest rate in excess of the "A-1/P-1" rating.

     The Company had a $285 million credit facility available at June 30, 2002 expiring in 2006. This facility was entered into during the second quarter of 2002 and replaced two separate $100 million facilities. Under the terms of the credit facility as amended in July 2002, the Company must maintain shareholders' equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders position (which includes MGIC's surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2002, the Company met these tests. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $172 million at June 30, 2002.

     In March of 2002, the Company issued, in a public offering, $200 million 6% Senior Notes due in 2007. The notes are unsecured and were rated "A1" by Moody's, "A+" by S&P and "AA-" by Fitch. The Company had Senior Notes outstanding of $500 million at June 30, 2002 and $300 million at June 30, 2001.

     In January 2002, the Company announced a new share repurchase program covering up to 5.5 million shares in addition to the 800,000 shares remaining from the prior repurchase program. From mid-1997 through June 2002, the Company repurchased 17.7 million shares of Common Stock at a cost of $962.9 million. During the first half of 2002, the Company repurchased 2.7 million shares at a cost of $187.4 million. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. As a result of a $150 million dividend paid to the Company by MGIC in February 2002, MGIC may not pay additional dividends until February 2003 without the approval of the Office of the Commissioner of Insurance of the State of Wisconsin.

     Interest payments on all long-term debt (commercial paper is classified as short-term debt) were $11.3 million and $12.8 million for the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, the market value of the short- and long-term debt is $643 million.

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

     In 2000, two of the swaps were amended and designated as fair-value hedges which qualified for short cut accounting. The Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. This swap was terminated in June 2002. The remaining swap was also amended during 2000 and designated as a cash flow hedge. In June 2002, this swap was amended to coincide with the new credit facilities. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facilities and is designated as a hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Expenses on the swaps for the six months ended June 30, 2002 and 2001 of approximately $0.3 million and $2.0 million, respectively, were included in interest expense. The cash flow swap outstanding at June 30, 2002 and December 31, 2001 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 9.0:1 at June 30, 2002 compared to 9.1:1 at December 31, 2001. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $1.7 billion, net of reinsurance, during the first half of 2002.

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

     If the volume of low down payment home mortgage originations declines, the
     --------------------------------------------------------------------------
amount of insurance that we write could also decline which could result in
-------------------------------------------------------------------------------
declines in our future revenues.
--------------------------------

     The factors that affect the volume of low down payment mortgage originations include:

     o    the level of home mortgage interest rates,

     o the health of the domestic economy as well as conditions in regional and local economies,

     o    housing affordability,

     o    population trends, including the rate of household formation,

     o the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have loan-to-value ratios that require private mortgage insurance, and

     o    government housing policy encouraging loans to first-time homebuyers.

     Our new insurance written volume increased 16% for the first six months of 2002, compared to the same period in 2001. One of the reasons our volume was higher in 2002 was because many borrowers refinanced their mortgages during the first six months of 2002 due to a lower interest rate environment, which also led to lenders canceling insurance that we wrote in the past. While we have not experienced lower volume in recent years other than as a result of declining refinancing activity, one of the risks we face is that substantially higher interest rates will substantially reduce purchase activity by first time homebuyers and that the decline in cancellations of insurance that in the past have accompanied higher interest rates will not be sufficient to offset the decline in premiums from loans that are not made.

     If lenders and investors select alternatives to private mortgage insurance,
     --------------------------------------------------------------------------
the amount of insurance that we write could decline, which could result in
-------------------------------------------------------------------------------
declines in our future revenues.
--------------------------------

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

     While no data is publicly available, we believe that due to the current low interest rate environment and favorable economic conditions, lenders and investors are making 80-10-10 loans at a somewhat higher percentage than they did during the past year. Although during 2001 and 2000, the share of the low down payment market held by loans with Federal Housing Administration and Veterans Administration mortgage insurance was lower than in 1999, during three of the prior four years, the Federal Housing Administration and Veterans Administration's collective share of this market increased. Investors are using reduced mortgage insurance coverage on a higher percentage of loans that we insure than they had over the last several years.

     Because most of the loans MGIC insures are sold to Fannie Mae and Freddie
     --------------------------------------------------------------------------
Mac, changes in their business practices could reduce our revenues or increase
-------------------------------------------------------------------------------
our losses.
-----------

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

     Because we participate in an industry that is intensely competitive,
     --------------------------------------------------------------------------
changes in our competitors' business practices could reduce our revenues or
-------------------------------------------------------------------------------
increase our losses.
--------------------

     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. The low level of losses that has recently prevailed in the private mortgage insurance industry has encouraged competition to assume default risk through captive reinsurance arrangements, self insurance, 80-10-10 loans and other means. In 1996, we shared risk under captive reinsurance and GSE risk sharing arrangements with respect to virtually none of our new insurance written. During the three months ended March 31, 2002, about 51% of our new insurance written on a flow basis was subject to captive reinsurance and GSE risk sharing arrangements. The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. Our top ten customers generated 27.0% of the new primary insurance that we wrote on a flow basis in 1997 compared to 38.4% in 2001.

Our private mortgage insurance competitors include:

     o    PMI Mortgage Insurance Company
     o    GE Capital Mortgage Insurance Corporation
     o    United Guaranty Residential Insurance Company
     o    Radian Guaranty Inc.
     o    Republic Mortgage Insurance Company
     o    Triad Guaranty Insurance Corporation
     o    CMG Mortgage Insurance Company

     If interest rates decline, house prices appreciate or mortgage insurance
     --------------------------------------------------------------------------
cancellation requirements change, the length of time that our policies remain in
-------------------------------------------------------------------------------
force could decline and result in declines in our revenue.
----------------------------------------------------------

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

     If the domestic economy deteriorates, more homeowners may default and our
     --------------------------------------------------------------------------
losses may increase.
--------------------

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

     Our industry is subject to litigation risk.
     -------------------------------------------

     In recent years, consumers have brought a growing number of lawsuits against home mortgage lenders and settlement service providers. As of the end of June 2002, seven mortgage insurers, including our MGIC subsidiary, were involved in litigation alleging violations of the Real Estate Settlement Procedures Act. Our MGIC subsidiary and two other mortgage insurers entered into an agreement to settle the cases against them in December 2000, and another mortgage insurer entered into a comparable settlement agreement in February 2002. In June 2001, the Court entered a final order approving the settlement to which we and the other two insurers are parties, although due to appeals challenging certain aspects of this settlement, the final implementation of the settlement will not occur until the appeals are resolved. We took a $23.2 million pretax charge in 2000 to cover our share of the estimated costs of the settlement. While our settlement includes an injunction that prohibits certain practices and specifies the basis on which other practices may be done in compliance with the Real Estate Settlement Procedures Act, we may still be subject to future litigation under the Real Estate Settlement Procedures Act.

     Because we expect the pace of change in our industry and in home mortgage
     --------------------------------------------------------------------------
lending to remain high, we will be disadvantaged unless we are able to respond
-------------------------------------------------------------------------------
to new ways of doing business.
------------------------------

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2002, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company's philosophy is to invest in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2002, the effective duration of the Company's investment portfolio was 5.3 years. The effect of a 1% increase/decrease in market interest rates would result in a 5.3% decrease/increase in the value of the Company's investment portfolio. The Company's borrowings under the commercial paper program are subject to interest rates that are variable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of the Company's interest rate swaps.

PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Shareholders of the Company was held on May 2, 2002.

     (b)  Not applicable

     (c) Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

          (1)  Election of four Directors for a term expiring in 2005:

                                                    FOR          WITHHELD
                                                    ---          --------

               Mary K. Bush                      96,645,028       482,923
               David S. Engelman                 96,641,986       485,965
               Kenneth M. Jastrow, II            96,649,158       478,793
               Daniel P. Kearney                 96,646,193       481,758

          (2)  Approval of the 2002 Stock Incentive Plan:

               For:                              82,261,156
               Against:                           5,848,822
               Abstaining from voting               472,510
               Broker non-votes:                  8,545,463

          (3) Ratification of the appointment of PricewaterhouseCoopers LLP ("PwC") as independent accountants for the Company for 2002.

               For:                              94,846,964
               Against:                           1,940,382
               Abstaining from vote:                340,605

          There were no broker non-votes in the Election of Directors or the ratification of the appointment of PwC.

     (d)  Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Form 10-Q. The Company is a party to various agreements regarding long-term debt that are not filed as exhibits pursuant to Reg. S-K Item 602 (b)(4)(iii)(A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.

     (b) Reports on Form 8-K - No reports were filed on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 14, 2002.


                                        MGIC INVESTMENT CORPORATION



                                        /s/  J. Michael Lauer
                                        ----------------------------------------
                                        J. Michael Lauer
                                        Executive Vice President and
                                        Chief Financial Officer



                                        /s/  Joseph J. Komanecki
                                        ----------------------------------------
                                        Joseph J. Komanecki
                                        Senior Vice President, Controller and
                                        Chief Accounting Officer

                                INDEX TO EXHIBITS
                                    (Item 6)

Exhibit
Number         Description of Exhibit
-------        ----------------------

  10 2002 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for its May 2, 2002 Annual Meetings of Shareholders)

  11           Statement Re Computation of Net Income Per Share