Form 10-Q
period 2002-09-30
MGIC INVESTMENT CORP
filed 2002-11-15
CIK 876437

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -----

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended SEPTEMBER 30, 2002
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                to
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

                    YES     X                       NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  CLASS OF STOCK        PAR VALUE           DATE             NUMBER OF SHARES
   Common stock           $1.00           10/31/02             100,477,880

                           MGIC INVESTMENT CORPORATION
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheet as of
             September 30, 2002 (Unaudited) and December 31, 2001            3

           Consolidated Statement of Operations for the Three and Nine
             Month Periods Ended September 30, 2002 and 2001 (Unaudited)     4

           Consolidated Statement of Cash Flows for the Nine Months
             Ended September 30, 2002 and 2001 (Unaudited)                   5

           Notes to Consolidated Financial Statements (Unaudited)           6-12

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           13-30

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        31

Item 4.    Controls and Procedures                                           31

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  31

SIGNATURES                                                                   32

CERTIFICATIONS                                                             33-36

INDEX TO EXHIBITS                                                            37

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
            September 30, 2002 (Unaudited) and December 31, 2001

                                                                               September 30,       December 31,
                                                                                    2002               2001
                                                                             ----------------     ----------------
ASSETS                                                                            (In thousands of dollars)
Investment portfolio:
  Securities, available-for-sale, at market value:
    Fixed maturities                                                         $     4,428,532      $     3,888,740
    Equity securities                                                                 18,882               20,747
    Short-term investments                                                           193,998              159,960
                                                                             ----------------     ----------------
      Total investment portfolio                                                   4,641,412            4,069,447
Cash                                                                                  12,874               26,392
Accrued investment income                                                             55,250               59,036
Reinsurance recoverable on loss reserves                                              22,666               26,888
Reinsurance recoverable on unearned premiums                                           8,712                8,415
Home office and equipment, net                                                        35,337               34,762
Deferred insurance policy acquisition costs                                           31,859               32,127
Investments in joint ventures                                                        200,335              161,674
Other assets                                                                         149,273              148,271
                                                                             ----------------     ----------------
      Total assets                                                           $     5,157,718      $     4,567,012
                                                                             ================     ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Loss reserves                                                              $       667,177      $       613,664
  Unearned premiums                                                                  174,345              174,545
  Short-and long-term debt (note 2)                                                  634,852              472,102
  Other liabilities                                                                  346,256              286,514
                                                                             ----------------     ----------------
      Total liabilities                                                            1,822,630            1,546,825
                                                                             ----------------     ----------------
Contingencies (note 4)
Shareholders' equity:
  Common stock, $1 par value, shares authorized
    300,000,000; shares issued, 9/30/02 - 121,418,637
    12/31/01 - 121,110,800; shares outstanding,
    9/30/02 - 100,802,880 12/31/01 - 106,086,594                                     121,419              121,111
  Paid-in surplus                                                                    232,950              214,040
  Members' equity                                                                       (553)                   -
  Treasury stock (shares at cost, 9/30/02 - 20,615,757
    12/31/01 - 15,024,206)                                                        (1,009,546)            (671,168)
  Accumulated other comprehensive income, net of tax                                 197,409               46,644
  Retained earnings                                                                3,793,409            3,309,560
                                                                             ----------------     ----------------
      Total shareholders' equity                                                   3,335,088            3,020,187
                                                                             ----------------     ----------------
      Total liabilities and shareholders' equity                             $     5,157,718      $     4,567,012
                                                                             ================     ================


See accompanying notes to consolidated financial statements.

                           MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF OPERATIONS
                      Three and Nine Month Periods Ended September 30, 2002 and 2001
                                             (Unaudited)
                                                             Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                      -----------------------------       ------------------------------
                                                           2002            2001                2002             2001
                                                              (In thousands of dollars, except per share data)
     Revenues:
       Premiums written:
         Direct                                       $   336,516     $    288,288        $    957,065     $    803,797
         Assumed                                              105              126                 242              353
         Ceded (note 3)                                   (35,260)         (17,408)            (86,234)         (46,653)
                                                      ------------    -------------       -------------    -------------
       Net premiums written                               301,361          271,006             871,073          757,497
       (Increase) decrease in unearned premiums            (2,408)          (6,226)                498            5,837
                                                      ------------    -------------       -------------    -------------
       Net premiums earned                                298,953          264,780             871,571          763,334
       Investment income, net of expenses                  51,036           51,021             154,640          152,632
       Realized investment gains, net                       8,891            7,247              21,984           28,822
       Other revenue                                       31,926           16,788             102,014           55,070
                                                      ------------    -------------       -------------    -------------
         Total revenues                                   390,806          339,836           1,150,209          999,858
                                                      ------------    -------------       -------------    -------------

     Losses and expenses:
       Losses incurred, net                               101,094           43,468             225,224          109,149
       Underwriting and other expenses, net                64,646           58,317             192,163          168,495
       Interest expense                                    10,070            7,604              26,522           23,294
                                                      ------------    -------------       -------------    -------------
         Total losses and expenses                        175,810          109,389             443,909          300,938
                                                      ------------    -------------       -------------    -------------
     Income before tax                                    214,996          230,447             706,300          698,920
     Provision for income tax                              63,426           71,455             214,607          220,786
                                                      ------------    -------------       -------------    -------------
     Net income                                       $   151,570     $    158,992        $    491,693     $    478,134
                                                      ============    =============       =============    =============

     Earnings per share (note 5):
        Basic                                         $      1.47     $       1.48        $       4.69     $       4.46
                                                      ============    =============       =============    =============
        Diluted                                       $      1.47     $       1.47        $       4.66     $       4.43
                                                      ============    =============       =============    =============

     Weighted average common shares
       outstanding - diluted (shares in
       thousands, note 5)                                 103,361          108,218             105,511          108,036
                                                      ============    =============       =============    =============

     Dividends per share                              $     0.025     $      0.025        $      0.075     $      0.075
                                                      ============    =============       =============    =============


     See accompanying notes to consolidated financial statements.

                              MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                              Nine Months Ended September 30, 2002 and 2001
                                               (Unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                               ---------------------------------
                                                                                   2002                2001
                                                                                  (In thousands of dollars)
Cash flows from operating activities:
  Net income                                                                 $      491,693      $      478,134
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred insurance policy
        acquisition costs                                                            17,900              14,712
      Increase in deferred insurance policy
        acquisition costs                                                           (17,632)            (18,409)
      Depreciation and amortization                                                   8,730               5,145
      Decrease in accrued investment income                                           3,786                 826
      Decrease in reinsurance recoverable on loss reserves                            4,222               5,398
      (Increase) decrease in reinsurance recoverable on unearned premiums              (297)                 62
      Increase (decrease) in loss reserves                                           53,513              (5,608)
      Decrease in unearned premiums                                                    (200)             (5,899)
      Equity earnings in joint ventures                                             (58,951)            (23,007)
      Other                                                                         (25,474)             70,698
                                                                             ---------------     ---------------
Net cash provided by operating activities                                           477,290             522,052
                                                                             ---------------     ---------------

Cash flows from investing activities:
  Purchase of fixed maturities                                                   (1,985,114)         (2,162,273)
  Additional investment in joint ventures                                                 -             (15,000)
  Sale of equity securities                                                           3,424               1,585
  Proceeds from sale or maturity of fixed maturities                              1,695,034           1,700,427
                                                                             ---------------     ---------------
Net cash used in investing activities                                              (286,656)           (475,261)
                                                                             ---------------     ---------------

Cash flows from financing activities:
  Dividends paid to shareholders                                                     (7,845)             (8,031)
  Proceeds from issuance of long-term debt                                          199,992             111,499
  Repayment of short- and long-term debt                                            (40,446)           (133,384)
  Reissuance of treasury stock                                                       16,696              15,307
  Repurchase of common stock                                                       (338,818)             (7,821)
  Common stock issued                                                                   308                   -
                                                                             ---------------     ---------------
Net cash used in financing activities                                              (170,113)            (22,430)
                                                                             ---------------     ---------------

Net increase in cash and short-term investments                                      20,520              24,361
Cash and short-term investments at beginning of period                              186,352             157,190
                                                                             ---------------     ---------------
Cash and short-term investments at end of period                             $      206,872      $      181,551
                                                                             ===============     ===============

See accompanying notes to consolidated financial statements.

                  MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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

        The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, including normal recurring accruals, necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

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

        The Company amortized $17.9 million and $14.7 million of deferred insurance policy acquisition costs during the nine months ended September 30, 2002 and 2001, respectively.

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

Note 2 - Short- and long-term debt

            During the second quarter of 2001, the Company established a $200 million commercial paper program, which was rated "A-1" by Standard and Poors ("S&P") and "P-1" by Moody's. At September 30, 2002, the Company had $134.0 million in commercial paper outstanding with a weighted average interest rate of 1.85%.

         The Company had a $285 million credit facility available at September 30, 2002, expiring in 2006. Under the terms of the credit facility, as amended in July 2002, the Company must maintain shareholders' equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation ("MGIC") must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders' position (which includes MGIC's surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2002, the Company met these tests. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $151 million at September 30, 2002.

        In March of 2002, the Company issued, in a public offering, $200 million 6% Senior Notes due in 2007. The notes are unsecured and were rated "A1" by Moody's, "A+" by S&P and "AA-" by Fitch. The Company had Senior Notes outstanding of $500 million at September 30, 2002 and $300 million at September 30, 2001.

        Interest payments on all long-term debt (commercial paper is classified as short-term debt) were $17.2 million and $12.8 million for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, the market value of the short- and long-term debt is $680 million.

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

        In 2000, two of the swaps were amended and designated as fair-value hedges which qualified for short cut accounting. The Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. This swap was terminated in June 2002. The remaining swap was also amended during 2000 and designated as a cash flow hedge. In May 2002, this swap was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Expenses on the swaps for the nine months ended September 30, 2002 and 2001 of approximately $1.0 million and $2.0 million, respectively, were included in interest expense. The cash flow swap outstanding at September 30, 2002 and December 31, 2001 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

Note 3 - Reinsurance

       The Company cedes a portion of its business to reinsurers and records assets for reinsurance recoverable on estimated reserves for unpaid losses and unearned premiums. Business written between 1985 and 1993 is ceded under various quota share reinsurance agreements with several reinsurers. The Company receives a ceding commission in connection with this reinsurance. Business ceded to reinsurers also includes certain business written in 2002 through the bulk channel as discussed under "Management's Discussion and Analysis--Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001" in
Item 2 of this Report. Beginning in 1997, the Company has ceded business to captive reinsurance subsidiaries of certain mortgage lenders primarily under excess of loss reinsurance agreements.

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

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                             -------------                   -------------
                                                          2002           2001              2002           2001
                                                          ----           ----              ----           ----
                                                                         (Shares in thousands)
Weighted-average shares - Basic EPS                      102,825         107,305          104,793        107,099
Common stock equivalents                                     536             913              718            937
                                                         -------         -------          -------        -------
Weighted-average shares - Diluted EPS                    103,361         108,218          105,511        108,036
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

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Business Combinations, and No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. SFAS 141 is effective for all business combinations initiated after September 30, 2001 and SFAS 142 is effective for fiscal years beginning after December 15, 2001. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which is effective for fiscal years beginning after December 15, 2001.

        The adoption of these pronouncements did not have a significant effect on the Company's results of operations or its financial position. The Company has an immaterial amount of goodwill.

Note 7 - Comprehensive income

        The Company's total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

                                                          Three Months Ended               Nine Months Ended
                                                              September 30,                  September 30,
                                                              -------------                  -------------
                                                          2002           2001              2002           2001
                                                          ----           ----              ----           ----
                                                                          (In thousands of dollars)
Net income                                              $151,570        $158,992         $491,693       $478,134
Other comprehensive income                               100,814          42,078          150,765         22,873
                                                        --------        --------         --------       --------
Total comprehensive income                              $252,384        $201,070         $642,458       $501,007
                                                        ========        ========         ========       ========
Other comprehensive income (loss) (net of tax):
Cumulative effect  - FAS 133                            $   N/A         $    N/A         $    N/A       $ (5,982)
Net derivative gains (losses)                             (3,079)         (2,654)          (1,457)        (3,819)
Amortization of deferred losses                              270             270              810            810
FAS 115                                                  103,623          44,462          151,412         31,864
                                                        --------        --------         --------       --------
Comprehensive gain (loss)                               $100,814        $ 42,078         $150,765       $ 22,873
                                                        ========        ========         ========       ========

        The difference between the Company's net income and total comprehensive income for the nine months ended September 30, 2002 and 2001 is due to the change in unrealized appreciation/depreciation on investments, and the market value adjustment of the hedges, both net of tax.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

        Net income for the three months ended September 30, 2002 was $151.6 million, compared to $159.0 million for the same period of 2001, a decrease of 5%. Diluted earnings per share for the three months ended September 30, 2002 was $1.47, which equaled the $1.47 for the same period last year. Included in diluted earnings per share for the quarter ended September 30, 2002 and 2001 were $0.06 and $0.04, respectively, for realized gains. Adjusted weighted average diluted shares outstanding for the quarter ended September 30, 2002 and 2001 were 103.4 million and 108.2 million, respectively. As used in this report, the term "Company" means the Company and its consolidated subsidiaries, which do not include joint ventures in which the Company has an equity interest.

        Total revenues for the third quarter 2002 were $390.8 million, an increase of 15% from the $339.8 million for the third quarter 2001. This increase was primarily attributed to an increase in insurance in force. Also contributing to the increase in revenues was an increase in other revenue. See below for a further discussion of premiums and other revenue.

        Losses and expenses for the third quarter were $175.8 million, an increase of 61% from $109.4 million for the same period of 2001. The increase from last year can be attributed to a 133% increase in losses incurred, which primarily related to an increase in delinquent loans, and an aggregate increase in underwriting and interest expenses of 13%, which related to increases in insured volume and debt outstanding, respectively. See below for a further discussion of losses incurred and expenses.

        The amount of new primary insurance written by MGIC during the three months ended September 30, 2002 was $21.9 billion, compared to $23.4 billion in the same period of 2001, a decline of $1.5 billion. New insurance written in the bulk channel declined $2.2 billion during the three months ended September 30, 2002 compared to the same period of 2001, as further discussed below. New insurance written on a flow basis increased $700 million during the third quarter of 2002 compared to the corresponding quarter of 2001, with refinance volume approximately equal in the two quarters.

        The $21.9 billion of new primary insurance written during the third quarter of 2002 was offset by the cancellation of $19.8 billion of insurance in force, and resulted in a net increase of $2.1 billion in primary insurance in force, compared to new primary insurance written of $23.4 billion, the cancellation of $15.4 billion of insurance in force and a net increase of $8.0 billion in primary insurance in force during the third quarter of 2001.

Direct primary insurance in force was $196.6 billion at September 30, 2002 compared to $183.9 billion at December 31, 2001 and $179.6 billion at September 30, 2001.

        In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended September 30, 2002 and September 30, 2001 was $68 million and $133 million, respectively. The Company's direct pool risk in force was $2.2 billion at September 30, 2002, $2.0 billion at December 31, 2001, and was $1.8 billion at September 30, 2001.

        Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. The third quarters of 2001 and 2002 were both affected by a declining home mortgage interest rate environment. Cancellations increased during the third quarter of 2002 compared to the cancellation levels during the third quarter of 2001, which resulted in a decrease in the MGIC persistency rate (percentage of insurance remaining in force from one year prior) to 58.9% at September 30, 2002 from 61.0% at December 31, 2001 and 67.7% at September 30, 2001. In view of continued strong refinance activity, the persistency rate at December 31, 2002 could decline from the rate at September 30, 2002.

        New insurance written for bulk transactions was $4.5 billion during the third quarter of 2002 compared to $6.7 billion for the same period a year ago and average quarterly writings of $6.1 billion for the three quarters subsequent to the third quarter of 2001. The Company's writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. A securitization involves the sale of whole loans held by the securitizer. The Company believes that the relatively high historical spread between the cost of funding mortgages and mortgage coupon rates during the third quarter of 2002, as well as other factors present in the whole loan market during the quarter, resulted in increased prices for whole loans which had the effect of reducing the supply of mortgages available for current securitization. The Company's writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including the willingness of investors to purchase tranches of the securitization that involve a higher degree of credit risk. The Company believes that the relatively low historical yield levels prevailing in the bond market during the third quarter of 2002 resulted in more investors purchasing such tranches.

        The Company expects that the loans that are included in bulk transactions will have delinquency and claim rates in excess of those on the Company's flow business and will have lower persistency than the Company's flow business. While the Company believes it has priced its bulk business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business. In the first quarter of 2002, the Company entered into a preliminary agreement providing that new insurance written in 2002 through the bulk channel on Alt A, subprime and certain other loans would be subject to quota share reinsurance of approximately 15% provided by a third party reinsurer. The reinsurance transaction was contingent on the Company receiving credit for the reinsurance under insurance regulation. Under the

Company's interpretation of the preliminary agreement, confirmation of such credit was required to be received by September 30, 2002. This deadline was not met and the Company gave the reinsurer notice that the agreement was terminated. The reinsurer has disputed the Company's interpretation. Given the dispute, ceded premiums for the third quarter of 2002 include $5.6 million of premiums that would have been ceded had this agreement not been terminated.

        Net premiums written increased 11% to $301.4 million during the third quarter of 2002, from $271.0 million during the third quarter of 2001. Net premiums earned increased 13% to $299.0 million for the third quarter of 2002 from $264.8 million for the same period in 2001. The increases were primarily a result of the growth in insurance in force and a higher percentage of premiums on products with higher premium rates, principally on insurance written through the bulk channel, offset in part by an increase in ceded premiums.

        Premiums ceded in captive mortgage reinsurance arrangements and in risk sharing arrangements with the GSEs were $27.7 million in the third quarter of 2002, compared to $18.3 million in the same period of 2001. During the second quarter of 2002, approximately 52% of the Company's new insurance written on a flow basis was subject to such arrangements compared to 50% for the year ended December 31, 2001. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a quarter covered by such arrangements normally increases after the end of the quarter because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a quarter becoming part of such an arrangement in a subsequent quarter. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported as ceded in the quarter in which they are ceded regardless of when the mortgage was insured.

        A substantial portion of the Company's captive mortgage reinsurance arrangements are structured on an excess of loss basis, with the remainder structured on a quota share basis. The Company has advised customers that, effective March 31, 2003, it will not participate in excess of loss risk sharing arrangements with net premium cessions in excess of 25% or in quota share arrangements with net premium cessions in excess of 40%. While the amount of premium ceded during the third quarter under risk sharing agreements that exceed these thresholds is not material to direct premiums written during the quarter, captive mortgage reinsurance programs are competitively important, with larger lenders generally having programs with higher premium cessions (and commensurately higher levels of risk sharing). Hence, there can be no assurance that the Company's position with respect to such risk sharing arrangements will not result in a reduction in business from such lenders.

        Investment income for the third quarter of 2002 was $51.0 million, a slight increase over the third quarter of 2001. This increase was the result of increases in the amortized cost of average invested assets to $4.3 billion for the third quarter of 2002 from $3.8 billion for the third quarter of 2001, an increase of 15%, offset by a decrease in the investment yield. The portfolio's average pre-tax investment yield was 4.8% for the third quarter of 2002 and 5.5% for the same period in 2001. The portfolio's average after-tax investment yield was 4.3% for the third quarter of 2002 and 4.7% for the same period in 2001. The Company's net realized gains were $8.9 million for the three months ended September 30, 2002 compared to net realized gains of $7.2 million during the same period in 2001, resulting primarily from the sale of fixed maturities.

        Other revenue, which is composed of various components, was $31.9 million for the third quarter of 2002, compared with $16.8 million for the same period in 2001. The increase is primarily the result of increased equity earnings from Credit-Based Asset Servicing and Securitization LLC and its subsidiaries (collectively, "C-BASS") and Sherman Financial Group LLC and its subsidiaries (collectively, "Sherman"), joint ventures with Radian Group Inc., and from contract underwriting.

        C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive single-family residential mortgage assets and residential mortgage-backed securities. C-BASS principally invests in whole loans (including subprime loans) and mezzanine and subordinated residential mortgage-backed securities backed by non-conforming residential mortgage loans. C-BASS's principal sources of revenues during the last three years and through the third quarter of 2002 were gain on securitization and liquidation of mortgage-related assets, servicing fees and net interest income (including accretion on mortgage securities), which revenue items were offset by unrealized losses. C-BASS's results of operations are affected by the timing of its securitization transactions. Virtually all of C-BASS's assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS. These estimates reflect the net present value of the future cash flows from the assets, which in turn depend on, among other things, estimates of the level of losses on the underlying mortgages and prepayment activity by the mortgage borrowers. Market value adjustments could impact C-BASS's results of operations and the Company's share of those results.

        Total consolidated assets of C-BASS at September 30, 2002 and December 31, 2001 were approximately $2.2 billion and $1.3 billion. Total liabilities at September 30, 2002 and December 31, 2001 were approximately $1.9 billion and $1.0 billion, respectively, of which approximately $1.6 billion and $0.9 billion, respectively, were funding arrangements, including accrued interest, virtually all of which mature within one-year or less. For the three months ended September 30, 2002 and 2001, revenues of approximately $58 million and $39 million, respectively, and expenses of approximately $38 million and $27 million, respectively, resulted in income before tax of approximately $20 million and $12 million, respectively. C-BASS had income before tax for the first and second quarters of 2002 of approximately $35 million and $47 million, respectively.

         Sherman is engaged in the business of purchasing and servicing delinquent consumer assets such as credit card loans and Chapter 13 bankruptcy debt. A substantial portion of Sherman's consolidated assets are investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman's results of operations are sensitive to estimates by Sherman's management of future collections on these portfolios.

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

        Net losses incurred increased 133% to $101.1 million in the third quarter of 2002, from $43.5 million in the same period of 2001. Net losses incurred in the first and second quarters of 2002 were $59.7 million and $64.4 million, respectively. The increase in the third quarter was due to an increase in the primary notice inventory related to bulk default activity and defaults arising from the early development of the 2000 and 2001 flow books of business as well as a modest increase in losses paid. The average claim paid for the quarter ended September 30, 2002 was $19,737 compared to $17,700 for the same period in 2001. In recent quarters, the primary determinant of incurred losses has been the level and composition of the notice inventory, rather than claim severity. Depending on the level and composition of the notice inventory at December 31, 2002, incurred losses in the fourth quarter of 2002 could be higher than in the third quarter.

        Information about the composition of the primary insurance default inventory at September 30, 2002, December 31, 2001 and September 30, 2001 appears in the table below.

                                      September 30,  December 31,  September 30,
                                         2002            2001          2001
                                         ----            ----          ----
Total loans delinquent                    67,114        54,653        48,820
Percentage of loans delinquent
   (default rate)                           4.04%         3.46%         3.14%

Flow loans delinquent                     39,292        36,193        33,109
Percentage of flow loans delinquent
 (default rate)                             2.85%         2.65%         2.41%

Bulk loans delinquent                     27,822        18,460        15,711
Percentage of bulk loans delinquent
     (default rate)                         9.97%         8.59%         8.73%

Subprime credit loans delinquent*         23,086        15,649        13,595
Percentage of subprime credit loans
       delinquent (default rate)           12.38%        11.60%        11.78%


* A portion of subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most subprime credit loans are written through the bulk channel.

        The pool notice inventory increased from 23,623 at December 31, 2001 to 25,592 at September 30, 2002; the pool notice inventory was 20,760 at September 30, 2001.

        At September 30, 2002, 79% of MGIC's insurance in force was written subsequent to December 31, 1998. Based on the Company's flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from this historical pattern and the Company expects the period of highest claims frequency on bulk loans will occur earlier than in this historical pattern.

        Underwriting and other expenses increased to $64.6 million in the third quarter of 2002 from $58.3 million in the same period of 2001, an increase of 11%. The increase can be attributed to increases in expenses related to increased volume. In view of continued strong refinance activity, the Company expects underwriting and other expenses in the fourth quarter of 2002 will increase over the level of the third quarter of 2002. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

        Interest expense increased to $10.1 million in the third quarter of 2002 from $7.6 million during the same period in 2001 primarily due to an increase in debt outstanding offset by lower weighted-average interest rates during the three months ended September 30, 2002 compared to the comparable period in 2001.

        The consolidated insurance operations loss ratio was 33.8% for the third quarter of 2002 compared to 16.4% for the third quarter of 2001. The consolidated insurance operations expense and combined ratios were 14.1% and 47.9%, respectively, for the third quarter of 2002 compared to 16.0% and 32.4% for the third quarter of 2001.

        The effective tax rate was 29.5% in the third quarter of 2002, compared to 31.0% in the third quarter of 2001. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The lower effective tax rate in 2002 resulted from a higher percentage of total income before tax being generated from the tax-preferenced investments.

Nine months Ended September 30, 2002 Compared With Nine months Ended September 30, 2001

        Net income for the nine months ended September 30, 2002 was $491.7 million, compared to $478.1 million for the same period of 2001, an increase of 3%. Diluted earnings per share for the nine months ended September 30, 2002 was $4.66 compared with $4.43 in the same period last year, an increase of 5%. Included in diluted earnings per share for the nine months ended September 30, 2002 and 2001 were $0.14 and $0.17, respectively, for realized gains. Adjusted weighted average diluted shares outstanding for the nine months ended September 30, 2002 and 2001 were 105.5 million and 108.0 million, respectively.

        Total revenues for the first nine months of 2002 were $1,150.2 million, an increase of 15% from the $999.9 million through the same period in 2001. This increase was primarily attributed to an increase in insurance in force. Also contributing to the increase in revenues was an increase in other revenue offset by a decrease in realized gains. See below for a further discussion of premiums and other revenue.

        Losses and expenses through September 30, 2002 were $443.9 million, an increase of 48% from $300.9 million for the same period of 2001. The increase from last year can be attributed to an increase in losses of 106%, which primarily related to an increase in notice inventories, and an aggregate increase in underwriting and interest expenses of 14%, which related to increases in insured volume, in debt outstanding and in contract underwriting, respectively. See below for a further discussion of losses incurred and expenses.

        The amount of new primary insurance written by MGIC during the nine months ended September 30, 2002 was $67.3 billion, compared to $62.5 billion in the same period of 2001, an increase of $4.8 billion. New insurance written in the bulk channel decreased $3.0 billion during the first nine months of 2002 compared to the same period a year ago. New insurance written on a flow basis increased $7.8 billion during the nine months ended September 30, 2002 compared to the same period in 2001, with refinance volume approximately equal in the two periods.

        The $67.3 billion of new primary insurance written during the first nine months of 2002 was offset by the cancellation of $54.6 billion of insurance in force, and resulted in a net increase of $12.7 billion in primary insurance in force, compared to new primary insurance written of $62.5 billion, the cancellation of $43.1 billion of insurance in force and a net increase of $19.4 billion in primary insurance in force through the same period in 2001.

        New pool risk written during the first nine months ended September 30, 2002 and September 30, 2001 was $258 million and $291 million, respectively. The Company's direct pool risk in force was $2.2 billion at September 30, 2002, $2.0 billion at December 31, 2001, and was $1.8 billion at September 30, 2001.

        Cancellations increased during the first nine months of 2002 compared to the cancellation levels of 2001 which resulted in a decrease in the MGIC persistency rate to 58.9% at September 30, 2002 from 61.0% at December 31, 2001 and 67.7% at September 30, 2001.

        Net premiums written increased 15% to $871.1 million during the nine months ended September 30, 2002, from $757.5 million during the first nine months of 2001. Net premiums earned increased 14% to $871.6 million for the first nine months of 2002 from $763.3 million for the same period in 2001. The increases were primarily a result of the growth in insurance in force and a higher percentage of premiums on products with higher premium rates, principally on insurance written though the bulk channel, offset in part by an increase in ceded premiums. Premiums ceded in captive mortgage reinsurance arrangements and in risk sharing arrangements with the GSEs were $72.7 million through September 30, 2002 compared to $47.7 in the same period of 2001. Premiums ceded during the nine months ended September 30, 2002 under the disputed bulk reinsurance transaction referred to under "Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001" were $10.4 million.

        Investment income for the first nine months of 2002 was $154.6 million, a slight increase over the $152.6 million for the same period of 2001. This increase was the result of increases in the amortized cost of average invested assets to $4.2 billion for the first nine months of 2002 from $3.6 billion for the same period in 2001, an increase of 15% offset by a decrease in the investment yield. The portfolio's average pre-tax investment yield was 4.9% for the first nine months of 2002 and 5.6% for the same period in 2001. The portfolio's average after-tax investment yield was 4.4% through September 30, 2002 and 4.7% for the same period in 2001. The Company's net realized gains were $22.0 million for the nine months ended September 30, 2002 compared to net realized gains of $28.8 million during the same period in 2001, resulting primarily from the sale of fixed maturities.

        Other revenue was $102.0 million for the first nine months of 2002, compared with $55.1 million for the same period in 2001. The increase is primarily the result of increases in equity earnings from C-BASS and Sherman and an increase in contract underwriting revenue.

        For the nine months ended September 30, 2002 and 2001, C-BASS had revenues of approximately $218 million and $160 million, respectively, and expenses of approximately $116 million and $90 million, respectively, which resulted in income before tax of approximately $102 million and $70 million, respectively.

        Net losses incurred increased 106% to $225.2 million in the first nine months of 2002, from $109.1 million in the same period of 2001. The increase was due to an increase in the primary notice inventory related to bulk default activity and defaults arising from the early development of the 2000 and 2001 flow books of business, as well as a modest increase in losses paid. The average claim paid for the nine months ended September 30, 2002 was $19,731 compared to $18,286 for the same period in 2001. For information about the notice inventory and default rates, see "Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001".

        Underwriting and other expenses increased to $192.2 million in the first nine months of 2002 from $168.5 million in the same period of 2001, an increase of 14%. The increase can be attributed to increases in both insurance and non-insurance expenses related to increased volume and contract underwriting.

        Interest expense increased to $26.5 million through September 30, 2002 from $23.3 million during the same period in 2001 primarily due to an increase in the debt outstanding offset by lower weighted-average interest rates during the nine months ended September 30, 2002 compared to the comparable period in 2001.

        The consolidated insurance operations loss ratio was 25.8% for the first nine months of 2002 compared to 14.3% for the first nine months of 2001. The consolidated insurance operations expense and combined ratios were 14.7% and 40.5%, respectively, for the first nine months of 2002 compared to 16.4% and 30.7% for the first nine months of 2001.

        The effective tax rate was 30.4% through September 30, 2002, compared to 31.6% in the same period of 2001. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The lower effective tax rate in 2002 resulted from a higher percentage of total income before tax being generated from the tax-preferenced investments.

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

Financial Condition

        Consolidated total investments and cash balances increased approximately $558 million to $4.7 billion at September 30, 2002 from $4.1 billion at December 31, 2001, primarily due to net cash provided by operating activities, unrealized gains on securities marked to market of $233 million and the proceeds of the sale of the 6% Senior Notes discussed under "Liquidity and Capital Resources" below, offset by funds used to repurchase Common Stock discussed under "Liquidity and Capital Resources" below. The Company generated net cash from operating activities of $477.3 million for the first nine months of 2002, compared to $522.1 million generated during the same period in 2001. The decrease in operating cash flows during the first nine months of 2002 compared to 2001 is due primarily to increases in losses paid, offset by increases in renewal premiums, investment income and other revenue as discussed above.

         As of September 30, 2002, the Company had $194.0 million of short-term investments with maturities of 90 days or less, and 83% of the portfolio was invested in tax-preferenced securities. In addition, at September 30, 2002, based on book value, the Company's fixed income securities were approximately 99% invested in 'A' rated and above, readily marketable securities, concentrated in maturities of less than 15 years. At September 30, 2002, the Company had $18.9 million of investments in equity securities compared to $20.7 million at December 31, 2001.

        At September 30, 2002, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2002, the average duration of the Company's fixed income investment portfolio was 5.7 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.7% change in the market value of the Company's fixed income portfolio.

         The Company's investments in joint ventures increased $38.6 million from $161.7 million at December 31, 2001 to $200.3 million at September 30, 2002 primarily as a result of equity earnings of $59.0 million, offset by $20.1 million of dividends received. The joint ventures are reported on the equity method. Only the Company's investment in the joint ventures appears on the Company's balance sheet.

         Consolidated loss reserves increased to $667.2 million at September 30, 2002 from $613.7 million at December 31, 2001, reflecting increases in the primary and pool insurance notice inventories, as discussed earlier. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

         Consolidated unearned premiums decreased $0.2 million from $174.5 million at December 31, 2001, to $174.3 million at September 30, 2002, primarily reflecting the continued high level of monthly premium policies written for which there is no unearned premium.

         Consolidated shareholders' equity increased to $3.3 billion at September 30, 2002, from $3.0 billion at December 31, 2001, an increase of 10%. This increase consisted of $491.7 million of net income during the first nine months of 2002 and other comprehensive income, net of tax, of $150.8 million, offset by $319.2 million from the repurchase of treasury stock (net of reissuances), dividends declared of $7.8 million and $0.6 million from the consolidation of a previously unconsolidated joint venture.

Liquidity and Capital Resources

         The Company's consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of approximately $477.3 million and $522.1 million for the nine months ended September 30, 2002 and 2001, respectively, as shown on the Consolidated Statement of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Cash-flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities. Substantially all of the investment portfolio securities are held by the Company's insurance subsidiaries.

        During the third quarter of 2001, the Company established a $200 million commercial paper program, which was rated "A-1" by Standard and Poors ("S&P") and "P-1" by Moody's. At September 30, 2002, the Company had $134.0 million in commercial paper outstanding with a weighted average interest rate of 1.85%. S&P affirmed the "A-1" rating in February 2002 and Moody's affirmed the "P-1" rating in March 2002. If the Company's commercial paper rating were to fall below "A-1" or "P-1", the Company would likely have difficulty selling commercial paper and any commercial paper that could be sold would require an interest rate in excess of the "A-1/P-1" rating.

        The Company had a $285 million credit facility available at September 30, 2002 expiring in 2006. Under the terms of the credit facility as amended in July 2002, the Company must maintain shareholders' equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders position (which includes MGIC's surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2002, the Company met these tests. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $151 million at September 30, 2002.

        In March of 2002, the Company issued, in a public offering, $200 million 6% Senior Notes due in 2007. The notes are unsecured and were rated "A1" by Moody's, "A+" by S&P and "AA-" by Fitch. The Company had Senior Notes outstanding of $500 million at September 30, 2002 and $300 million at September 30, 2001.

        In January 2002, the Company announced a share repurchase program covering up to 5.5 million shares in addition to the 800,000 shares remaining from the prior repurchase program. During the first nine months of 2002, the Company repurchased 5.8 million shares at a cost of $347.0 million. (The number of shares and the cost of the repurchases described in this paragraph include trades effected on or prior to September 30, 2002 but which settled thereafter.) In October 2002, the Company announced a new share repurchase program covering up to 5 million shares in addition to 300,000 shares remaining from the January 2002 program. The Company's announcement with respect to the new program said it reserves the right not to purchase any shares, or if shares are purchased, to discontinue further purchases. From mid-1997 through September 2002, the Company has repurchased 20.8 million shares of Common Stock at a cost of $1.1 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

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

        Interest payments on all long-term debt (commercial paper is classified as short-term debt) were $17.2 million and $12.8 million for the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, the market value of the short- and long-term debt is $680 million.

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

        In 2000, two of the swaps were amended and designated as fair-value hedges which qualified for short cut accounting. The Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. This swap was terminated in June 2002. The remaining swap was also amended during 2000 and designated as a cash flow hedge. In June 2002, this swap was amended to coincide with the new credit facilities. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facilities and is designated as a hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Expenses on the swaps for the nine months ended September 30, 2002 and 2001 of approximately $1.0 million and $2.0 million, respectively, were included in interest expense. The cash flow swap outstanding at September 30, 2002 and December 31, 2001 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

        The Company's principal category of contingent liabilities is its obligation to pay claims under MGIC's mortgage guaranty insurance policies. At September 30, 2002, MGIC's direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company's records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $49.2 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through September 30, 2002, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

        MGIC is the principal insurance subsidiary of the Company. MGIC's risk-to-capital ratio was 8.8:1 at September 30, 2002 compared to 9.1:1 at December 31, 2001. The decrease was due to MGIC's increased policyholders' reserves, partially offset by the net additional risk in force of $2.1 billion, net of reinsurance, during the first nine months of 2002.

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

        As the domestic economy deteriorates, more homeowners may default and
        ---------------------------------------------------------------------
the Company's losses may increase by a greater amount than assumed.
-------------------------------------------------------------------

        Losses result from events that reduce a borrower's ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values.

        Competition or changes in the Company's relationships with its customers
        ------------------------------------------------------------------------
could reduce the Company's revenues or increase its losses.
-----------------------------------------------------------

        Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender's affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. In 1996, the Company shared risk under risk sharing arrangements with respect to virtually none of its new insurance written. During the three months ended June 30, 2002, about 52% of the Company's new insurance written on a flow basis was subject to risk sharing arrangements. The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. The Company's top ten customers generated 27.0% of the new primary insurance that it wrote on a flow basis in 1997 compared to 38.4% in 2001.

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

        If interest rates decline, house prices appreciate or mortgage insurance
        ------------------------------------------------------------------------
cancellation requirements change, the length of time that our policies remain in
--------------------------------------------------------------------------------
force could decline and result in declines in our revenue.
----------------------------------------------------------

        In each year, most of the Company's premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force (which is also generally referred to as persistency) is an important determinant of revenues. The factors affecting the length of time the Company's insurance remains in force include:

        o the level of current mortgage interest rates compared to the mortgage coupon rates on the insurance in force, which affects the vulnerability of the insurance in force to refinancings, and

        o mortgage insurance cancellation policies of mortgage investors along with the rate of home price appreciation experienced by the homes underlying the mortgages in the insurance in force.

        In recent years, the length of time that our policies remain in force has declined. Due to this decline, our premium revenues were lower than they would have been if the length had not declined.

        If the volume of low down payment home mortgage originations declines,
        ----------------------------------------------------------------------
the amount of insurance that the Company writes could decline which would reduce
--------------------------------------------------------------------------------
our revenues.
-------------

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

        While we have not experienced lower volume in recent years other than as a result of declining refinancing activity, one of the risks we face is that higher interest rates will substantially reduce purchase activity by first time homebuyers and that the decline in cancellations of insurance that in the past have accompanied higher interest rates will not be sufficient to offset the decline in premiums from loans that are not made.

        The amount of insurance the Company writes could be adversely affected
        ----------------------------------------------------------------------
if lenders and investors select alternatives to private mortgage insurance.
---------------------------------------------------------------------------

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

        While no data is publicly available, the Company believes that due to the current low interest rate environment and favorable economic conditions, lenders and investors are making 80-10-10 loans at a somewhat higher percentage than they did during the past year. Although during 2001 and 2000, the share of the low down payment market held by loans with Federal Housing Administration and Veterans Administration mortgage insurance was lower than in 1999, during three of the prior four years, the Federal Housing Administration and Veterans Administration's collective share of this market increased. Investors are using reduced mortgage insurance coverage on a higher percentage of loans that we insure than they had over the last several years.

        Changes in the business practices of Fannie Mae and Freddie Mac could
        ---------------------------------------------------------------------
reduce the Company's revenues or increase its losses.
-----------------------------------------------------

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

        Net premiums written could be adversely affected if a proposed
        --------------------------------------------------------------
regulation by the Department of Housing and Urban Development under the Real
----------------------------------------------------------------------------
Estate Settlement Procedures Act is adopted.
--------------------------------------------

        The regulations of the Department of Housing and Urban Development under the Real Estate Settlement Procedures Act prohibit paying lenders for the referral of settlement services, including mortgage insurance, and prohibit lenders from receiving such payments. In July 2002, the Department of Housing and Urban Development proposed a regulation that would exclude from these anti-referral fee provisions settlement services included in a package of settlement services offered to a borrower at a guaranteed price. If mortgage insurance is required on a loan, the package must include any mortgage insurance premium paid at settlement. Although certain state insurance regulations prohibit an insurer's payment of referral fees, adoption of this regulation by the Department of Housing and Urban Development could adversely affect the Company's revenues to the extent that lenders offered such packages and received value from the Company in excess of what they could have received were the anti-referral fee provisions of the Real Estate Settlement Procedures Act to apply and if such state regulations were not applied to prohibit such payments.

        The mortgage insurance industry is subject to litigation risk.
        --------------------------------------------------------------

        In recent years, consumers have brought a growing number of lawsuits against home mortgage lenders and settlement service providers. As of the end of September 2002, seven mortgage insurers, including the Company's MGIC subsidiary, were involved in litigation alleging violations of the Real Estate Settlement Procedures Act. MGIC and two other mortgage insurers entered into an agreement to settle the cases against them in December 2000, and another mortgage insurer entered into a comparable settlement agreement in February 2002. In June 2001, the Court entered a final order approving the settlement to which MGIC and the other two insurers are parties, although due to appeals challenging certain aspects of this settlement, the final implementation of the settlement will not occur until the appeals are resolved. The Company took a $23.2 million pretax charge in 2000 to cover MGIC's share of the estimated costs of the settlement. While MGIC's settlement includes an injunction that prohibits certain practices and specifies the basis on which other practices may be done in compliance with the Real Estate Settlement Procedures Act, MGIC may still be subject to future litigation under the Real Estate Settlement Procedures Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At September 30, 2002, the Company's derivative financial instruments in its investment portfolio were immaterial. The Company's philosophy is to invest in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2002, the effective duration of the Company's fixed income investment portfolio was 5.7 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.7% change in the market value of the Company's fixed income investment portfolio. The Company's borrowings under the commercial paper program are subject to interest rates that are variable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for a discussion of the Company's interest rate swaps.

ITEM 4. CONTROLS AND PROCEDURES

        (a) The Company's principal executive officer and principal financial officer have each concluded that, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, such controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

        (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last evaluation of these controls, which was made in connection with the preparation of the Company's financial statements for the year ended December 31, 2001.


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

(b) Reports on Form 8-K - A report on Form 8-K dated August 12, 2002 was filed under Item 5 Other Events and Regulation FD Disclosure. A report on Form 8-K dated August 14, 2002 was filed under Item 9 Regulation FD Disclosure.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 14, 2002.


                                    MGIC INVESTMENT CORPORATION



                                    \s\ J. Michael Lauer
                                    -----------------------------------
                                    J. Michael Lauer
                                    Executive Vice President and
                                    Chief Financial Officer



                                    \s\ Joseph J. Komanecki
                                    -----------------------------------
                                    Joseph J. Komanecki
                                    Senior Vice President, Controller and
                                    Chief Accounting Officer

I, Curt S. Culver, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MGIC Investment Corporation ("the registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002


                                    \s\Curt S. Culver
                                    -------------------------------
                                    Curt S. Culver
                                    Chief Executive Officer

I, J. Michael Lauer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MGIC Investment Corporation ("the registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 14, 2002


                                    \s\ J. Michael Lauer
                                    -------------------------------
                                    J. Michael Lauer
                                    Chief Executive Officer

                                INDEX TO EXHIBITS
                                    (Item 6)

Exhibit
Number                     Description of Exhibit

10 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended

11        Statement Re Computation of Net Income Per Share