Form 10-K
period 2002-12-31
MGIC INVESTMENT CORP
filed 2003-03-31
CIK 876437

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes X    No

State the aggregate market value of the voting stock held
by non-affiliates of the Registrant as of June 30, 2002:      $7.0 billion*

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 15, 2003: 99,243,731.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

                                                 Part and Item Number
                                                 of Form 10-K Into
Document                                         Which Incorporated*
--------                                         --------------------

1.   Information from 2002 Annual Report to      Item 1 of Part I
     Shareholders (for Fiscal Year Ended         Items 5 through 8 of Part II
     December 31, 2002)

2.   Proxy Statement for the 2003 Annual         Item 5 of Part II
     Meeting of Shareholders                     Items 10 through 13 of Part III


*In each case, to the extent provided in the Items listed

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     Part I

Item 1.  Business.

A.   General

     MGIC Investment Corporation (the "Company") is a holding company which, through its wholly owned subsidiary Mortgage Guaranty Insurance Corporation ("MGIC"), is the leading provider of private mortgage insurance coverage in the United States to the home mortgage lending industry. Private mortgage insurance covers residential first mortgage loans and expands home ownership opportunities by enabling people to purchase homes with less than 20% down payments. If the homeowner defaults, private mortgage insurance reduces and, in some instances, eliminates the loss to the insured institution. Private mortgage insurance also facilitates the sale of low down payment mortgage loans in the secondary mortgage market, principally to the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") (Fannie Mae and Freddie Mac are collectively referred to as the "GSEs"). In addition to mortgage insurance on first liens, the Company, through other subsidiaries, provides lenders with various underwriting and other services and products related to home mortgage lending.

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

     The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in MGIC's records) and primary risk in force (the coverage percentage applied to the unpaid principal balance and for risk in force as of December 31, 2000 - 2002, taking into account any loss limit that is applicable to a portfolio or group of insured loans), for insurance that has been written by MGIC (the "MGIC Book") as of the dates indicated:

                       Primary Insurance and Risk In Force

                                                 December 31,
                               ------------------------------------------------
                                 2002      2001      2000      1999      1998
                               --------  --------  --------  --------  --------
                                           (In millions of dollars)
Direct Primary
Insurance In Force.........    $196,988  $183,904  $160,192  $147,607  $137,990


Direct Primary
Risk In Force(1)...........    $ 47,623  $ 42,678  $ 39,090  $ 35,623  $ 32,891


(1) Net of aggregate loss limits for 2002, 2001 and 2000. Aggregate loss limits for years prior to 2000 are immaterial and are not reflected.

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

     The following table shows new insurance written during the last five years for 95s with 30% coverage and for 90s with 25% coverage:

          Coverage Categories as a Percentage of New Insurance Written

                                    Year Ended December 31,
                       -------------------------------------------------
     LTV/
     Coverage          2002       2001       2000        1999      1998
     --------          ----       ----       ----        ----      ----

     95 / 30%          23.9%      26.5%      32.2%      32.0%      33.9%

     90 / 25%          29.0%      29.7%      29.6%      34.7%      38.6%
                       ----       ----       ----       ----       ----
        Total          52.9%      56.2%      61.8%      66.7%      72.5%

The Company expects the aggregate percentage of its new insurance written with 95/30% and 90/25% coverage will continue to decline in response to the GSEs changed mortgage insurance requirements. The amount of 90s and 95s that MGIC insures as a percentage of its new insurance written is also affected by refinance activity, which generally involves loans with lower LTVs. Refinance activity was a higher percentage of new insurance written in 1998, 2001 and 2002 than in the other years shown in the table. The amount of 90s and 95s written through the bulk channel is substantially lower than insurance written through the flow channel. (MGIC's bulk business prior to 2000 was not significant.)

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

     When a borrower refinances an MGIC-insured mortgage loan by paying it off in full with the proceeds of a new mortgage, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of MGIC's coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. The percentage of primary risk written with respect to loans representing refinances was 43.8% in 2002 compared to 43.7% in 2001 and 18.0% in 2000.

     In addition to varying with the coverage percentage, MGIC's premium rates vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account the LTV, the loan type (fixed payment versus non-fixed payment) and mortgage term and, for A- and subprime loans, the location of the borrower's credit score within a range of credit scores. In general, A- loans have FICO scores between 575 and 619 and subprime loans have FICO credit scores of less than 575.

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

     During the first quarter of 1997, the Company began writing pool insurance generally covering fixed-rate, 30-year mortgage loans delivered to Freddie Mac and Fannie Mae ("agency pool insurance"). The aggregate loss limit on agency pool insurance generally does not exceed 1% of the aggregate original principal balance of the mortgage loans in the pool. New pool risk written during 2002 was $674 million and was $412 million in 2001. New pool risk written during these years was comprised of agency pool insurance, risk associated with loans delivered to the Federal Home Loan Banks under their mortgage purchase programs and risk associated with loans made under state housing finance programs. Net (giving effect to external reinsurance) MGIC Book pool risk in force at December 31, 2002 was $2.4 billion compared to $1.8 billion and $1.5 billion at December 31, 2001 and 2000, respectively. The risk amounts referred to above are contractual aggregate loss limits and, for the year ended December 31, 2002, for $3.0 billion of risk without such limits, risk calculated at $276 million for new risk written and $274 million for risk in force, representing the estimated amount that would credit enhance these loans to a 'AA' level.

     For a discussion of litigation brought as a nationwide class action alleging that MGIC violated the Real Estate Settlement Procedures Act ("RESPA") by providing agency pool insurance and entering into other transactions with lenders that were not properly priced (the "RESPA Litigation"), see Item 3 "Legal Proceedings." The settlement of the RESPA Litigation, which was approved by the District Court in June 2001 but which has been challenged through an appeal of a related order, includes an injunction that specifies the basis on which agency pool insurance may be provided in compliance with RESPA. There can be no assurance that the standards established by the injunction will be determinative of compliance with RESPA were additional litigation to be brought in the future.

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

     Risk Sharing Arrangements. MGIC's products include risk sharing arrangements with the GSEs and captive mortgage reinsurance in which an affiliate of a lender reinsures a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. During the nine months ended September 30, 2002, about 53% of MGIC's new insurance written on a flow basis was subject to risk sharing arrangements compared to 50% for the year ended December 31, 2001. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a quarter covered by such arrangements normally increases after the end of the quarter because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a quarter becoming part of such an arrangement in a subsequent quarter. Therefore, the percentage of new insurance written covered by such arrangements is shown only for the nine months ended September 30, 2002. The complaint in the RESPA Litigation alleges that MGIC pays "inflated" captive mortgage reinsurance premiums in violation of RESPA. The settlement includes an injunction that specifies the basis on which captive mortgage reinsurance may be provided in compliance with RESPA. There can be no assurance that the standards established by the injunction will be determinative of compliance with RESPA were additional litigation to be brought in the future.

     A substantial portion of the Company's captive mortgage reinsurance arrangements are structured on an excess of loss basis. The Company has decided that, effective March 31, 2003, it will not participate in excess of loss risk sharing arrangements with net premium cessions in excess of 25% on terms which are generally present in the market. The captive mortgage reinsurance programs of larger lenders generally are not consistent with the Company's position. Hence, the Company expects its position with respect to such risk sharing arrangements will result in a reduction in business from some of these lenders. See "The MGIC Book-Customers."

     External Reinsurance. At December 31, 2002, disregarding reinsurance under captive structures, less than 3% of MGIC's insurance in force was externally reinsured. Reinsuring against possible loan losses does not discharge MGIC from liability to a policyholder; however, the reinsurer agrees to indemnify MGIC for the reinsurer's share of losses incurred.

     Bulk Transactions. Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which a portfolio of loans is insured in a single, bulk transaction. Generally, in bulk transactions, the individual loans in the insured portfolio are insured to specified levels of coverage and there may be an aggregate loss limit applicable to all of the insured loans. The premium in a bulk transaction is based on the mortgage insurer's evaluation of the overall risk of the insured loans included in the transaction and is negotiated with the securitizer or other owner of the loans.

     In general, the loans insured by MGIC in bulk transactions consist of Alt A loans; jumbo loans with FICO credit scores of at least 700; A- loans; and subprime loans. Alt A loans meet the conforming loan limit referred to below and have FICO credit scores of at least 620, which is viewed as the cut-off for prime quality loans, but do not meet the standard underwriting requirements of the GSEs because of reduced documentation or other factors, such as in a refinance transaction exceeding a specified increase in the amount of the mortgage debt due to cash being paid to the borrower. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. The conforming loan limit is subject to annual adjustment, and for mortgages covering a home with one dwelling unit is $322,700 for 2003 and was $300,700 in 2002 and $275,000 in 2001. A- loans have FICO scores between 575 and 619 and subprime loans have FICO credit scores of less than 575.

     Approximately 55% of MGIC's bulk loan risk in force at December 31, 2002 had FICO credit scores of at least 620. Approximately 27% of MGIC's bulk loan risk in force at December 31, 2002 had A- FICO credit scores, and approximately 18% had subprime credit scores. Most of the subprime loans insured by MGIC in 2002 were insured in bulk transactions. More than half of MGIC's bulk loan risk in force at December 31, 2002 had LTV ratios of 80% and below.

     New insurance written for bulk transactions was $22.5 billion during 2002 compared to $25.7 billion for 2001 and $7.0 billion for 2000. The Company's writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. A securitization involves the sale of whole loans held by the securitizer. The Company believes that the relatively high historical spread between the cost of funding mortgages and mortgage coupon rates during portions of the second half of 2002 resulted in increased prices for whole loans which had the effect of reducing the supply of mortgages available for current securitization. The Company's writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including the willingness of investors to purchase tranches of the securitization with a higher degree of credit risk.

     Customers

     Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders have historically determined the placement of mortgage insurance written on flow basis and as a result are the customers of MGIC. To obtain primary insurance from MGIC written on flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy ("Master Policy") from MGIC. MGIC had approximately 12,900 master policyholders at December 31, 2002 (not including policies issued to branches and affiliates of large lenders). In 2002, MGIC issued coverage on mortgage loans for approximately 4,800 of its master policyholders. MGIC's top 10 customers generated 39.5% of its new insurance written on a flow basis in 2002, compared to 38.4% in 2001, 36.2% in 2000 and 20.0% in 1996.

     Sales and Marketing and Competition

     Sales and Marketing. MGIC sells its insurance products through its own employees, located throughout the United States. At December 31, 2002, MGIC had 30 underwriting centers located in 21 states and in Puerto Rico.

     Competition. For flow business, MGIC and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration ("VA"). These agencies sponsor government-backed mortgage insurance programs, which during 2002 accounted for approximately 36% (compared to approximately 37% during 2001) of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. See "Regulation, Indirect Regulation" below. Loans insured by the FHA cannot exceed maximum principal amounts which are determined by a percentage of the conforming loan limit. For 2003, the maximum FHA loan amount for homes with one dwelling unit in "high cost" areas is as high as $280,749 and was as high as $261,609 in 2002 and $239,250 in 2001. Loans insured by the VA do not have mandated maximum principal amounts but have maximum limits on the amount of the guaranty provided by the VA to the lender. For loans closed after December 27, 2001 the maximum VA guarantee is $60,000.

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

     MGIC and other mortgage insurers also compete with transactions structured to avoid mortgage insurance on low down payment mortgage loans. Such transactions include self-insuring, and "80-10-10" loans, which are loans comprised of both a first and a second mortgage (for example, an 80% LTV first mortgage and a 10% LTV second mortgage), with the LTV ratio of the first mortgage below what investors require for mortgage insurance, compared to a loan in which the first mortgage covers the entire borrowed amount (which in the preceding example would be a 90% LTV mortgage). Captive mortgage reinsurance and similar transactions also result in mortgage originators receiving a portion of the premium and the risk.

     The private mortgage insurance industry currently consists of eight active mortgage insurers and their affiliates; one of the eight is a joint venture in which a mortgage insurer is one of the joint venturers. The names of these mortgage insurers are listed in "Management's Discussion and Analysis--Risk Factors" in Exhibit 13 to this Annual Report on Form 10-K. According to Inside Mortgage Finance, a mortgage industry publication, which obtains its data from reports to it by MGIC and other mortgage insurers that are to be prepared on the same basis as the reports by insurers to the trade association for the private mortgage insurance industry, for 1995 and subsequent years, MGIC has been the largest private mortgage insurer based on new primary insurance written (with a market share of 24.8% in 2002, 25.0% in 2001 and 24.5% in 2000) and at December 31, 2001, MGIC also had the largest book of direct primary insurance in force. Effective with the third quarter of 2001, these reports do not include as "primary mortgage insurance" insurance on certain loans classified by MGIC as primary insurance, such as loans insured through bulk transactions that already had mortgage insurance placed on the loans at origination.

     The private mortgage insurance industry is highly competitive. The Company believes it competes with other private mortgage insurers for flow business principally on the basis of programs involving captive mortgage reinsurance (as discussed under "Risk Sharing Arrangements" above, effective March 31, 2003, MGIC will not participate in excess of loss risk sharing arrangements with net premium cessions in excess of 25% on terms which are generally present in the market), agency pool insurance, and other similar structures involving lenders; the provision of contract underwriting and related fee-based services to lenders; the provision of other products and services that meet lender needs for underwriting risk management, affordable housing, loss mitigation, capital markets and training support; the strength of MGIC's management team and field organization; and the effective use of technology and innovation in the delivery and servicing of MGIC's insurance products. The Company believes MGIC's additional competitive strengths, compared to other private insurers, are its customer relationships, name recognition, reputation and the depth of its database covering loans it has insured. The Company believes it competes for bulk business principally on the basis of the premium rate and the portion of loans submitted for insurance that the Company is willing to insure.

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

     In the third quarter of 2001, the Office of Federal Housing Enterprise Oversight ("OFHEO") adopted a risk-based capital stress test for the GSEs, which was amended in February 2002. One of the elements of the stress test is that future claim payments made by a private mortgage insurer on GSE loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating is 'AAA' are subject to a 3.5% reduction over the 10-year period of the stress test, while claim payments from a 'AA' rated insurer, such as MGIC, are subject to a 8.75% reduction. The effect of the differentiation among insurers is to require the GSEs to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than 'AAA.' As a result, there is an incentive for the GSEs to use private mortgage insurance provided by a 'AAA' rated insurer.

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

     Risk Management

     Risk Management Philosophy. MGIC's risk management philosophy has traditionally focused on evaluating four major elements of risk:

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

     As discussed under "GSE Automated Underwriting Approvals" below, a substantial percentage of the loans insured by MGIC through the flow channel are approved for mortgage insurance as a result of the approval of such loans by the automated underwriting services of the GSEs.

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

     At December 31, 2002, MGIC's delegated underwriting program involved approximately 519 lenders, including all of MGIC's top twenty customers. Loans insured under MGIC's delegated underwriting program accounted for approximately 47.8% of MGIC's total risk in force at December 31, 2002. The percentage of new risk written by delegated underwriters increased to 54.9% in 2002 from 53.1% in 2001 (this increase is principally due to loans insured in bulk transactions) and was 46.8% in 2000.

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

     GSE Automated Underwriting Approvals. Since 2000, loans approved by the automated underwriting services of the GSEs have been automatically approved for MGIC mortgage insurance and were generally insured at premium rates applicable to prime quality loans. MGIC observed that some of the loans approved by these services had higher risk than prime quality loans, and effective August 1, 2002, MGIC began charging A- minus premium rates for such loans with such risk characteristics. During 2002, approximately 60% of the loans insured by MGIC through the flow channel were approved as a result of loan approvals by the automated underwriting services of the GSEs. The loan approval criteria of those services are within the risk management discretion and control of the GSEs. As a result of accepting the loan approval decisions of these services, MGIC does not have the ability to control in advance the risk characteristics of such loans.


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

     The following table shows the number of primary and pool loans insured in the MGIC Book (including at December 31, 1999 - 2002, loans insured in bulk transactions and A- and subprime loans), the related number of loans in default and the percentage of loans in default (default rate) as of those dates:

                              Default Statistics for the MGIC Book

                                                           December 31,
                                  --------------------------------------------------------------
                                     2002         2001         2000        1999        1998(1)

PRIMARY INSURANCE
   Insured loans in force ....... 1,655,887    1,580,283    1,448,348    1,370,020    1,320,994
   Loans in default .............    73,648       54,653       37,422       29,761       29,253
   Percentage of loans in
    default (default rate) ......      4.45%        3.46%        2.58%        2.17%        2.21%
   Flow loans in default ........    43,196       36,193       29,889       27,062            -
   Percentage of flow loans
    in default (default rate) ...     3.19%        2.65%        2.19%        2.02%            -
   Bulk loans in force ..........   301,859      214,917       83,513       33,569            -
   Bulk loans in default ........    30,452       18,460        7,533        2,699            -
   Percentage of bulk loans
    in default (default rate) ...     10.09%        8.59%        9.02%        8.04%           -
   A-minus and subprime
    loans in force(2) ...........   201,195      134,888       64,086       36,599            -
   A-minus and subprime
    loans in default(2) .........    25,504       15,649        6,126        2,706            -
   Percentage of A-minus
    and subprime loans in
    default (default rate) ......     12.68%       11.60%        9.34%        7.39%           -
POOL INSURANCE
   Insured loans in force ....... 1,208,157    1,351,266    1,360,059    1,181,512      899,063
   Loans in default .............    26,676       23,623       18,209       11,638        6,524
   Percentage of loans in
    default(default rate) .......      2.21%        1.75%        1.34%        0.99%        0.73%

(1) The information not separately presented at December 31, 1998 is not material.

(2) A portion of A-minus and subprime loans is included in the data for flow loans and the remainder is included in the data for bulk loans. Most A-minus and subprime credit loans are written through the bulk channel.

     The default rate for flow loans has generally increased due to an increase in the risk profile of loans insured since 1998 and the continued maturation of MGIC's insurance in force. The default rate for bulk loans reflects the higher default rate associated with such loans. The default rate for bulk loans is expected to continue to increase. The number of pool insurance loans in force increased at December 31, 1998-2002 as a result of agency pool insurance writings, and the number of pool insurance loans in default at those dates increased due to the increase in pool insurance in force and the aging of the loans in the pools.

     Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book's primary loans in default by MGIC region at the dates indicated:

                 Default Rates for Primary Insurance By Region*

                            Dec. 31    Dec. 31    Dec. 31    Dec. 31    Dec. 31
                             2002       2001       2000        1999      1998
                            -------    -------    -------    -------    -------
MGIC REGION:
New England............      2.91%      2.27%      1.84%      1.60%      1.78%
Northeast..............      4.74       3.90       3.15       3.02       3.05
Mid-Atlantic...........      4.05       3.27       2.69       2.19       2.28
Southeast..............      4.87       3.65       2.72       2.24       2.23
Great Lakes............      5.17       3.74       2.68       2.09       1.89
North Central..........      4.22       3.21       2.22       1.85       1.91
South Central..........      4.65       3.56       2.56       2.00       2.00
Plains.................      3.41       2.76       1.98       1.40       1.40
Pacific................      3.73       3.38       2.63       2.42       2.73

   National............      4.45%      3.46%      2.58%      2.17%      2.21%
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

     Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future and due in part to the subprime component of loans insured in bulk transactions, MGIC expects that the peak claim period for bulk loans will occur earlier than for prime loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 2002, 82.4% of the MGIC Book primary insurance in force had been written during 1999 - 2002, although a portion of such insurance arose from the refinancing of earlier originations.

     In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $20,115 for 2002 as compared to $18,607 in 2001.

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

     The Company's reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is inherently judgmental. Economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree.

     For a further information about loss reserves, see "Management's Discussion and Analysis-Results of Consolidated Operations-2002 Compared with 2001" and
Note 6 to the consolidated financial statements of the Company, both of which are included in Exhibit 13 to this Annual Report on Form 10-K.

     Geographic Dispersion

     The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas ("MSAs") for the MGIC Book at December 31, 2001:

                       Dispersion of Primary Risk in Force

       Top 10 States                                 Top 10 MSAs
----------------------------          -----------------------------------------

 1.  California        12.0%           1.  Chicago                         3.8%
 2.  Florida            6.7            2.  Los Angeles                     3.4
 3.  Texas              6.1            3.  Atlanta                         2.4
 4.  Michigan           5.2            4.  Detroit                         2.3
 5.  Illinois           5.1            5.  Phoenix                         2.2
 6.  Ohio               4.7            6.  Washington, D.C.                2.1
 7.  New York           4.1            7.  Boston                          1.8
 8.  Pennsylvania       3.8            8.  Riverside-San Bernardino        1.8
 9.  Georgia            3.2            9.  Houston                         1.7
10.  Arizona            2.8           10.  New York                        1.5
                       ----                                               ----
     Total             53.7%               Total                          23.1%
                       ====                                               ====

     The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government's definition of an MSA.

     Insurance in Force by Policy Year

     The following table sets forth the dispersion of MGIC's primary insurance in force as of December 31, 2002, by year(s) of policy origination since MGIC began operations in 1985:

                    Primary Insurance In Force by Policy Year

                                Primary Insurance              Percent
     Policy Year                    in  Force                  of Total
     ------------------------------------------------------------------
                            (In millions of dollars)

     1985-1996                      $ 16,526                     8.4%
     1997                              4,830                     2.4
     1998                             13,360                     6.8
     1999                             14,159                     7.2
     2000                             12,907                     6.6
     2001                             57,528                    29.2
     2002                             77,678                    39.4
                                    --------                   -----
       Total                        $196,988                   100.0%
                                    ========                   =====


     Product Characteristics of Risk in Force

     At December 31, 2002 and 2001, 94.9% and 95.6%, respectively, of MGIC's risk in force was primary insurance and the remaining risk in force was pool insurance. The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.

                    Characteristics of Primary Risk in Force

                                                     December 31,   December 31,
                                                        2002            2001
                                                    -------------   ------------

Direct Risk in  Force (Dollars in Millions):.....      $47,623        $42,678

Lender Concentration:
   Top 10 lenders................................        28.0%          29.5%
   Top 20 lenders................................        37.8%          39.7%

LTV: (1)
   100s..........................................         8.5%           6.4%
   95s...........................................        36.9           40.6
   90s(2)........................................        45.4           46.2
   80s...........................................         9.2            6.8
       Total.....................................       100.0%         100.0%

Loan Type:
   Fixed(3)......................................        81.5%          85.3%
   Adjustable rate mortgages ("ARMs")(4).........        17.8           13.9
   Balloon(5)....................................         0.7            0.8
       Total.....................................       100.0%         100.0%

Original Insured Loan Amount(6):
   Conforming loan limit and below...............        92.5%          91.0%
   Non-conforming................................         7.5            9.0
       Total.....................................       100.0%         100.0%

Mortgage Term:
   15-years and under............................         4.7%           3.9%
   Over 15 years.................................        95.3           96.1
       Total.....................................       100.0%         100.0%

Property Type:
   Single-family(7)..............................        93.8%          93.8%
   Condominium...................................         6.0            5.9
   Other(8)......................................         0.2            0.3
       Total.....................................       100.0%         100.0%

Occupancy Status:
   Primary residence.............................        95.1%          96.2%
   Second home...................................         1.7            1.7
   Non-owner occupied............................         3.2            2.1
       Total.....................................       100.0%         100.0%
__________________

(1) Loan-to-value represents the ratio (expressed as a percentage) of the dollar amount of the mortgage loan to the value of the property at the time the loan became insured. For purposes of the table, LTV ratios are classified as in excess of 95% ("100s", a classification that includes 97% to 103% LTV loans); in excess of 90% LTV and up to 95% LTV ("95s"); in excess of 80% LTV and up to 90% LTV ("90s"); and equal to or less than 80% LTV ("80s").
 (2) MGIC includes in its classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 2002 and 2001, 2.0% and 2.4%, respectively, of the primary risk in force consisted of these types of loans.
(3) Includes fixed rate mortgages with temporary buydowns (where in effect, the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan) and ARMs in which the initial interest rate is fixed for at least five years.
(4) Includes ARMs where payments adjust fully with interest rate adjustments. Also includes ARMs with negative amortization, which at December 31, 2002 and 2001, represented 0.7% and 0.9%, respectively, of primary risk in force. Does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2002 and 2001, ARMs with LTVs in excess of 90% represented 3.3% and 2.5%, respectively, of primary risk in force.
(5) Balloon payment mortgages are loans with a maturity, typically five to seven years, that is shorter than the loans' amortization period.
(6) Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual upward adjustment and was $300,700 for 2002 and $275,000 for 2001. Non-conforming loans are loans with an original principal balance above the conforming loan limit.
(7)  Includes townhouse-style attached housing with fee simple ownership.
(8)  Includes cooperatives and manufactured homes deemed to be real estate.


C.   Other Business and Joint Ventures

     The Company, through subsidiaries, provides various mortgage services for the mortgage finance industry, such as contract underwriting, portfolio retention, secondary marketing of mortgage-related assets and, through its majority-owned Equix Financial Services LLC subsidiary, mortgage loan origination and fulfillment services. The Company's eMagic.com LLC subsidiary provides an Internet portal through which mortgage originators can access products and services of wholesalers, investors, and vendors necessary to make a home mortgage loan.

     At December 31, 2002, the Company also owned approximately 46% of Credit-Based Asset Servicing and Securitization LLC ("C-BASS") and approximately 46% of Sherman Financial Group LLC, joint ventures with senior management of the joint ventures and Radian Group Inc. Effective January 1, 2003, the Company and Radian Group Inc. each sold 4 percentage points of their respective interest in Sherman to Sherman's management for cash. For further information about the C-BASS and Sherman joint ventures, see "Management's Discussion and Analysis--Results of Consolidated Operations--2002 Compared to 2001" and Note 8 to the consolidated financial statements of the Company, both of which are included in
Exhibit 13 to this Annual Report on Form 10-K.

     The revenues recognized from these mortgage services operations, other non-insurance services and the joint ventures represented 9.4% and 5.4% of the Company's consolidated revenues in 2002 and 2001, respectively.

     In 1997, the Company, through subsidiaries, began insuring second mortgages, including home equity loans. New insurance written on second mortgages in 2002, 2001 and 2000 was approximately $37.2 million, $1.3 billion and $1.1 billion. The Company discontinued writing new second mortgage risk for loans closing after December 31, 2001.

D.   Investment Portfolio

     Policy and Strategy

     Cash flow from the Company's investment portfolio represented approximately 38% of its total cash flow from operations during 2002. Approximately 79% of the Company's long-term investment portfolio is managed by a subsidiary of The Northwestern Mutual Life Insurance Company, although the Company maintains overall control of investment policy and strategy. The Company maintains direct management of the remainder of its investment portfolio.

     The Company's current policies emphasize preservation of capital, as well as total return. Therefore, the Company's investment portfolio consists almost entirely of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity commensurate with its perceived business outlook and the expected timing, direction and degree of changes in interest rates. The Company's investment policies in effect at December 31, 2002 limited investments in the securities of a single issuer (other than the U.S. government and its agencies) and generally did not permit purchasing fixed income securities rated below 'A'.

     At December 31, 2002, based on amortized cost, approximately 98.5% of the Company's total fixed income investment portfolio was invested in securities rated 'A' or better, with 78.7% which were rated 'AAA' and 17.7% which were rated 'AA', in each case by at least one nationally recognized securities rating organization.

     The Company's investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     Investment Operations

     At December 31, 2002, the market value of the Company's investment portfolio was approximately $4.7 billion. At December 31, 2002, municipal securities represented 83.7% of the market value of the total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 3.7%, 16.4%, 23.5% and 56.4%, respectively, of the total book value of the Company's investment in debt securities. The Company's net pre-tax investment income was $207.5 million for the year ended December 31, 2002. The Company's after-tax yield for 2002 was 4.2%, which was lower than the after-tax yield in 2001 of 4.6%.

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

     MGIC is required to establish a contingency loss reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years, except under certain circumstances.

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

     There can be no assurance that other federal laws and regulations affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry. In this regard, see the penultimate risk factor under "Management's Discussion and Analysis - Risk Factors" which is included in
Exhibit 13 to this Annual Report on Form 10-K.

F.   Employees

     At December 31, 2002, the Company and its consolidated subsidiaries had approximately 1,300 full- and part-time employees, of whom approximately 38% were assigned to MGIC's field offices. The number of employees given above does not include "on-call" employees. The number of "on-call" employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.

G.   Website Access

     The Company makes available free of charge through its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with the SEC. The address of the Company's website is www.mgic.com and such reports may be accessed through the "Investor-News and Financials-Filings With SEC" portion of the website.

Item 2.  Properties.

     At December 31, 2002, the Company leased office space in various cities throughout the United States under leases expiring between 2003 and 2006 and which required annual rentals of $4.7 million in 2002.

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

     In addition, MGIC is a defendant in Downey et. al. v. MGIC, filed in Federal District Court for the Southern District of Georgia in May 2000 following the dismissal of a similar case filed in December, 1999. The Downey case sought certification as nationwide class action. Equivalent actions seeking nationwide class action certification were filed in December 1999 against three other mortgage insurers (PMI, Republic and United Guaranty) . In August 2000, the Federal District Court dismissed the cases against PMI, Republic and United Guaranty on the ground that the Federal McCarran-Ferguson Act barred the RESPA claims brought by the individual plaintiffs in those cases. Because the pending case against MGIC dated only from May 2000, the time for MGIC to file a motion to dismiss the case against it under the motion schedule established by the Court had not yet occurred.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                               Executive Officers

     Certain information with respect to the Company's executive officers as of March 1, 2003 is set forth below:

Name and Age                                           Title
------------                                           -----

Curt S. Culver, 50................  President and Chief Executive Officer of
                                    the Company and MGIC; Director of the
                                    Company and MGIC

John D. Fisk, 46..................  Executive Vice President--Strategic Planning
                                    of the Company and MGIC

J. Michael Lauer, 58..............  Executive Vice President and Chief Financial
                                    Officer of the Company and MGIC

James S. MacLeod, 55..............  Executive Vice President--Field Operations
                                    of MGIC

Lawrence J. Pierzchalski, 50......  Executive Vice President--Risk Management of
                                    MGIC

Jeffrey H. Lane, 53...............  Senior Vice  President, General Counsel and
                                    Secretary of the Company and MGIC


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

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

          The information set forth under the caption "MGIC Stock" in Exhibit 13 to this Annual Report on Form 10-K is incorporated herein by reference. To the extent required by Instruction 1 to Item 10(c) of
          Schedule 14A or other rules of the Securities and Exchange Commission, the information set forth under "Item 2 -Approval of Performance Goals for Restricted Stock and Restricted Stock Units Awarded Under 2002 Stock Incentive Plan - Securities Authorized for Issuance Under Equity Compensation Plans" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference.


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

Item 8.   Financial Statements and Supplementary Data.

          The consolidated statements of operations, of shareholders' equity and of cash flows for each of the years in the three-year period ended December 31, 2002, and the related consolidated balance sheet of the Company as of December 31, 2002 and 2001, together with the related notes thereto and the report of independent accountants, as well as the unaudited quarterly financial data, all set forth in Exhibit 13 to this Annual Report on Form 10-K, are hereby incorporated by reference in answer to this Item.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

          This information (other than on the executive officers) is included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

Item 11.  Executive Compensation.

          This information is included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders and, other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission, is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          This information is included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

          This information is included in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14.  Controls and Procedures.

          The Company's principal executive officer and principal financial officer have each concluded that, based on his evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), as of a date within 90 days prior to the filing of this Annual Report on Form 10-K, such controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

          3. Exhibits. The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item and, except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-K. Exhibits 99.1 and
               99.2 are not filed as part of this Form 10-K but accompany this Form 10-K.

     (b)  Reports on Form 8-K

          A report on Form 8-K dated October 23, 2002 was filed under Item 9. A report on Form 8-K dated October 28, 2002 was filed under Items 7 and 9.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                              [Item 15(a) 1 and 2]


Consolidated Financial Statements (all contained in Exhibit 13 to this Annual Report on Form 10-K):

Consolidated statement of operations for each of the three years in the period ended December 31, 2002

Consolidated balance sheet at December 31, 2002 and 2001

Consolidated statement of shareholders' equity for each of the three years in the period ended December 31, 2002

Consolidated statement of cash flows for each of the three years in the period ended December 31, 2002

Notes to consolidated financial statements

Report of independent accountants



Financial Statement Schedules (all contained immediately following the signature page to this Annual Report on Form 10-K):

Report of independent accountants on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2002:

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

MGIC INVESTMENT CORPORATION


By   /s/ Curt S. Culver
     -------------------------------------
     Curt S. Culver
     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title

/s/ Curt S. Culver                           /s/ David S. Engelman
----------------------------------           ----------------------------------
Curt S. Culver                               David S. Engelman, Director
President, Chief Executive
Officer and Director                         /s/ Thomas M. Hagerty
                                             ----------------------------------
/s/ J. Michael Lauer                         Thomas M. Hagerty, Director
----------------------------------
J. Michael Lauer                             /s/ Kenneth M. Jastrow, II
Executive Vice President and                 ----------------------------------
Chief Financial Officer                      Kenneth M. Jastrow, II, Director
(Principal Financial Officer)
                                             /s/ Daniel P. Kearney
/s/ Joseph J. Komanecki                      ----------------------------------
----------------------------------           Daniel P. Kearney, Director
Joseph J. Komanecki
Senior Vice President, Controller            /s/ Michael E. Lehman
and Chief Accounting Officer                 ----------------------------------
(Principal Accounting Officer)               Michael E. Lehman, Director

/s/ James A. Abbott                          /s/ Sheldon B. Lubar
----------------------------------           ----------------------------------
James A. Abbott, Director                    Sheldon B. Lubar, Director

/s/ Mary K. Bush                             /s/ William A. McIntosh
----------------------------------           ----------------------------------
Mary K. Bush, Director                       William A. McIntosh, Director

/s/ Karl E. Case                             /s/ Leslie M. Muma
----------------------------------           ----------------------------------
Karl E. Case, Director                       Leslie M. Muma, Director

I, Curt S. Culver, certify that:

1. I have reviewed this annual report on Form 10-K of MGIC Investment Corporation ("the registrant").

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003


                                            \s\ Curt S. Culver
                                            -----------------------------------
                                            Curt S. Culver
                                            Chief Executive Officer

I, J. Michael Lauer, certify that:

1. I have reviewed this annual report on Form 10-K of MGIC Investment Corporation ("the registrant").

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                            \s\ J. Michael Lauer
                                            -----------------------------------
                                            J. Michael Lauer
                                            Chief Financial Office

                      Report of Independent Accountants on
                          Financial Statement Schedules


To the Board of Directors
of MGIC Investment Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 8, 2003 appearing in the 2002 Annual Report to Shareholders of MGIC Investment Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Milwaukee, Wisconsin
January 8, 2003

                           MGIC INVESTMENT CORPORATION

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                                December 31, 2002

                                                                Amount at which
                                     Amortized                   shown in the
     Type of Investment                 Cost      Fair Value     balance sheet
     ------------------             -----------   -----------   ---------------
                                             (In thousands of dollars)
Fixed maturities:
   Bonds:
      United States Government
       and government agencies
       and authorities              $   392,346   $   404,272     $   404,272
      States, municipalities and
       political subdivisions         3,725,062     3,956,282       3,956,282
      Foreign governments                14,014        15,704          15,704
      Public utilities                   30,054        32,896          32,896
      All other corporate bonds         191,698       204,308         204,308
                                    -----------   -----------     -----------
         Total fixed maturities       4,353,174     4,613,462       4,613,462

Equity securities:
   Common stocks:
      Industrial, miscellaneous
       and all other                     10,779        10,780          10,780
                                    -----------   ------------    -----------
         Total equity securities         10,779        10,780          10,780
                                    -----------   -----------     -----------

Short-term investments                  102,230       102,230         102,230
                                    -----------   -----------     -----------
         Total investments          $ 4,466,183   $ 4,726,472     $ 4,726,472
                                    ===========   ===========     ===========


                               MGIC INVESTMENT CORPORATION

               SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 CONDENSED BALANCE SHEET
                                   PARENT COMPANY ONLY
                                December 31, 2002 and 2001

                                                                2002             2001
                                                           -------------     ------------
                                                              (In thousands of dollars)
ASSETS
Investment portfolio, at market value:
   Fixed maturities                                        $      1,418      $     1,709
   Short-term investments                                           180           20,774
                                                           -------------     ------------
      Total investment portfolio                                  1,598           22,483

Investment in subsidiaries, at equity in net assets           4,088,518        3,486,574
Income taxes receivable - affiliates                              3,074            2,897
Accrued investment income                                             7               87
Other assets                                                      6,343            5,271
                                                           -------------     ------------
      Total assets                                         $  4,099,540      $ 3,517,312
                                                           =============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Short- and long-term debt                               $    676,663      $   472,102
   Accounts payable - affiliates                                     19               21
   Other liabilities                                             27,666           25,002
                                                           -------------     ------------
      Total liabilities                                         704,348          497,125
                                                           -------------     ------------

Shareholders' equity (note B):
   Common stock, $1 par value, shares authorized
    300,000,000; shares issued 2002 - 121,418,637;
    2001 - 121,110,800; outstanding 2002 - 100,251,444;
    2001 - 106,086,594                                          121,419          121,111
   Paid-in surplus                                              232,950          214,040
   Members' equity                                                  380                -
   Treasury stock (shares at cost, 2002 - 21,167,193;
    2001 - 15,024,206)                                       (1,035,858)        (671,168)
   Accumulated other comprehensive income, net of tax           147,908           46,644
   Retained earnings                                          3,928,393        3,309,560
                                                           -------------     ------------
       Total shareholders' equity                             3,395,192        3,020,187
                                                           -------------     ------------
       Total liabilities and shareholders' equity          $  4,099,540      $ 3,517,312
                                                           =============     ============

See accompanying supplementary notes to Parent Company condensed financial statements.

                           MGIC INVESTMENT CORPORATION

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF OPERATIONS
                               PARENT COMPANY ONLY
                  Years Ended December 31, 2002, 2001 and 2000

                                              2002         2001         2000
                                           ----------   ----------   ----------
                                                 (In thousands of dollars)
Revenue:
   Equity in undistributed net income
    of subsidiaries                        $ 487,660    $ 644,714    $ 550,014
   Dividends received from subsidiaries      164,653       12,751       11,091
   Investment income, net                      2,338          746          800
   Realized investment gains (losses),
    net                                           42           29         (659)
                                           ----------   ----------   ----------
       Total revenue                         654,693      658,240      561,246
                                           ----------   ----------   ----------

Expenses:
   Operating expenses                          1,313          926          735
   Interest expense                           36,640       30,623       28,759
                                           ----------   ----------   ----------
      Total expenses                          37,953       31,549       29,494
                                           ----------   ----------   ----------
Income before tax                            616,740      626,691      531,752
Credit for income tax                        (12,451)     (12,446)     (10,247)
                                           ----------   ----------   ----------
Net income                                   629,191      639,137      541,999
                                           ----------   ----------   ----------
Other comprehensive income, net              101,264      (29,170)     116,549
                                           ----------   ----------   ----------
Comprehensive income                       $ 730,455    $ 609,967    $ 658,548
                                           ==========   ==========   ==========


                         See accompanying supplementary notes to
                     Parent Company condensed financial statements.

                                       MGIC INVESTMENT CORPORATION

                       SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                    CONDENSED STATEMENT OF CASH FLOWS
                                           PARENT COMPANY ONLY
                               Years Ended December 31, 2002, 2001 and 2000

                                                                      2002          2001          2000
                                                                  -----------   -----------   -----------
                                                                             (In thousands of dollars)
Cash flows from operating activities:
   Net income                                                     $  629,191    $  639,137    $  541,999
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Equity in undistributed net income of subsidiaries            (487,660)     (644,714)     (550,014)
      (Increase) decrease in income taxes receivable                    (177)       (2,897)        4,518
      Decrease (increase) in accrued investment income                    80           (68)          190
      Increase in other liabilities                                    2,664        11,777        10,559
      (Increase) decrease in other assets                             (1,072)        5,990       (10,303)
      Other                                                           12,190         7,576        29,005
                                                                  -----------   -----------   -----------
Net cash provided by operating activities                            155,216        16,801        25,954
                                                                  -----------   -----------   -----------

Cash flows from investing activities:
   Transactions with subsidiaries                                    (12,160)       (8,657)       (5,050)
   Purchase of fixed maturities                                      (99,604)         (500)      (10,500)
   Sale of fixed maturities                                          100,291           164        21,920
                                                                  -----------   -----------   -----------
Net cash (used in) provided by investing activities                  (11,473)       (8,993)        6,370
                                                                  -----------   -----------   -----------

Cash flows from financing activities:
   Dividends paid to shareholders                                    (10,358)      (10,685)      (10,618)
   Proceeds from issuance of short- and long-term debt               202,087       205,521       309,079
   Repayment of short- and long-term debt                                  -      (133,384)     (336,751)
   Common stock shares issued                                         10,825             -             -
   Reissuance of treasury stock                                        6,179        16,830        18,699
   Repurchase of common stock                                       (373,070)      (73,488)       (6,224)
                                                                  -----------   -----------   -----------
Net cash used in financing activities                               (164,337)        4,794       (25,815)
                                                                  -----------   -----------   -----------
Net (decrease) increase in cash and short-term investments           (20,594)       12,602         6,509
Cash and short-term investments at beginning of year                  20,774         8,172         1,663
                                                                  -----------   -----------   -----------
Cash and short-term investments at end of year                    $      180    $   20,774    $    8,172
                                                                  ===========   ===========   ===========


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

Note B

     The Company's insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders' surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. As a result of an extraordinary dividend paid by MGIC in February, 2002, MGIC cannot pay any dividends without regulatory approal until February 16, 2003. Thereafter, MGIC can pay $154.8 million of dividends. The other insurance subsidiaries of the Company can pay $8.7 million of dividends without such regulatory approval.

     Certain of the Company's non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company's ability to pay dividends.

     In 2002, 2001 and 2000, the Company paid dividends of $10.4 million, $10.7 million and $10.6 million, respectively, or $0.10 per share.

                           MGIC INVESTMENT CORPORATION

                            SCHEDULE IV - REINSURANCE

                       MORTGAGE INSURANCE PREMIUMS EARNED
                  Years Ended December 31, 2002, 2001 and 2000

                                                                            Percentage
                                 Ceded to      Assumed                      of Amount
                 Gross            Other       From Other                     Assumed
                Gross Amount    Companies     Companies      Net Amount       to Net
                ------------    ----------    ----------    ------------    ----------
                                             (In thousands of dollars)

Year ended
December 31,

   2002         $ 1,296,548     $ 114,898       $  448      $ 1,182,098        0.0%
                ============    ==========      =======     ============

   2001         $ 1,107,168     $  65,587       $  686      $ 1,042,267        0.1%
                ============    ==========      =======     ============

   2000         $   939,981     $  50,889       $  999      $   890,091        0.1%
                ============    ==========      =======     ============

                                INDEX TO EXHIBITS

                                  [Item 15(a)3]

Exhibit
Numbers                Description of Exhibits
-------                -----------------------

3.1            Articles of Incorporation, as amended.(1)

3.2            Amended and Restated Bylaws. (2)

4.1            Article 6 of the Articles of Incorporation (included within
               Exhibit 3.1)

4.2            Amended and Restated Bylaws (included as Exhibit 3.2)

4.3 Rights Agreement, dated as of July 22, 1999, between MGIC Investment Corporation and Firstar Bank Milwaukee, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common shares(3)

4.3.1 First Amendment to Rights Agreement, dated as of October 28, 2002, between the Company and U.S. Bank National Association.(4)

4.3.2 Second Amendment to Rights Agreement, dated as of October 28, 2002, between the Company and Wells Fargo Bank Minnesota, National Association (as successor Rights Agent to U.S. Bank National Association).(5)

4.4 Indenture, dated as of October 15, 2000, between the Company and Bank One Trust Company, National Association, as Trustee(6) [The Company is a party to various other agreements with respect to its long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 602(b) (4) (iii) (A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.]

10.1           Form of Stock Option Agreement under 2002 Stock Incentive Plan

10.1.1 Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan

10.2           Form of Restricted Stock Agreement under 2002 Stock Incentive
               Plan

10.2.1 Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan

10.3           MGIC Investment Corporation 1991 Stock Incentive Plan(7)

10.3.1         MGIC Investment Corporation 2002 Stock Incentive Plan(8)

10.4           Two Forms of Stock Option Agreement under 1991 Stock Incentive
               Plan.(9)

10.4.1         Form of Stock Option Agreement under 1991 Stock Incentive
               Plan(10)

10.4.2 Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan(11)

10.5 Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.(12)

10.5.1         Form of Restricted Stock Agreement under 1991 Stock Incentive
               Plan(13)

10.5.2 Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan(14)

10.6           Executive Bonus Plan

10.7           Supplemental Executive Retirement Plan (15)

10.8 MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(16)

10.9 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(17)

10.10 Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(18)

10.11 Form of MGIC Mortgage Guaranty Master Policy, in effect generally for insurance commitments issued beginning March 1, 1995, including the Master Policy Program Endorsement relating to delegated underwriting.(19)

10.12          Form of Key Executive Employment and Severance Agreement.(20)

10.13 Non-Competition, Confidentiality and Severance Agreement, dated February 25, 2002, between the Company and John D. Fisk(21)

11             Statement re: computation of per share earnings

13 Information from the 2002 Annual Report of the Company to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

21             Direct and Indirect Subsidiaries and Joint Ventures

23             Consent of Independent Accountants

99.1 Certification of CEO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 15(a), this Exhibit is not being "filed")

99.2 Certification of CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 15(a), this Exhibit is not being "filed")

     Supplementary List of the above Exhibits which relate to management contracts or compensatory plans or arrangements:

10.1           Form of Stock Option Agreement under 2002 Stock Incentive Plan

10.1.1 Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan

10.2           Form of Restricted Stock Agreement under 2002 Stock Incentive
               Plan

10.2.1 Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan

10.3           MGIC Investment Corporation 1991 Stock Incentive Plan.

10.3.1         MGIC Investment Corporation 2002 Stock Incentive Plan

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

10.9 MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.10 Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.12          Form of Key Executive Employment and Severance Agreement

10.13 Non-Competition, Confidentiality and Severance Agreement, dated February 25, 2002, between the Company and John D. Fisk

     The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: the Company's Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997, 1999 or 2001 (the "1993 10-K," "1994 10-K," "1997 10-K," "1999 10-K" and "2001 10-K,"
respectively); to the Company's Quarterly Reports on Form 10-Q for the Quarters ended June 30, 1994, 1998, or 2000 or September 30, 2002 (the "June 30, 1994
10-Q," "June 30, 1998 10-Q," "June 30, 2000 10-Q" and "September 30, 2002 10-Q,"
respectively); to the Company's registration Statement Form 8-A filed July 27, 1999 (the "8-A"), as amended by Amendment No. 1 filed October 29, 2002 (the "8-A/A"); to the Company's Current Report on form 8-K dated October 17, 2000 (the "8-K"); or to the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement"). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

  (1)  Exhibit 3 to the June 30, 1998 10-Q.

  (2)  Exhibit 3.2 to the 1999 10-K.

  (3)  Exhibit 4.1 to the 8-A.

  (4)  Exhibit 4.2 to the 8-A/A.

  (5)  Exhibit 4.3 to the 8-A/A.

  (6)  Exhibit 4.1 to the 8-K.

  (7)  Exhibit 10.7 to the 1999 10-K.

  (8)  Exhibit A to the 2002 Proxy Statement.

  (9)  Exhibit 10.9 to the 1999 10-K.

 (10)  Exhibit 10.4.1 to the 2001 10-K.

 (11)  Exhibit 10.4.2 to the 2001 10-K.

 (12)  Exhibit 10.10 to the 1999 10-K.

 (13)  Exhibit 10.5.1 to the 2001 10-K.

 (14)  Exhibit 10.5.2 to the 2001 10-K.

 (15)  Exhibit 10 to the June 30, 2000 10-Q.

 (16)  Exhibit 10 to the September 30, 2002 10-Q.

 (17)  Exhibit 10.24 to the 1993 10-K.

 (18)  Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

 (19)  Exhibit 10.26 to the 1994 10-K.

 (20)  Exhibit 10.17 to the 1999 10-K.

 (21)  Exhibit 10.13 to the 2001 10-K.