Form 10-Q
period 2003-03-31
MGIC INVESTMENT CORP
filed 2003-05-15
CIK 876437

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2003
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10816
MGIC INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 E. KILBOURN AVENUE	53202
MILWAUKEE, WISCONSIN	(Zip Code)
(Address of principal executive offices)

(414) 347-6480
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES

Common stock	$1.00	4/30/03	98,698,322

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
March 31, 2003 (Unaudited) and December 31, 2002

	March 31,	December 31,
	2003	2002

	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities	$4,681,140	$4,613,462
Equity securities	8,685	10,780
Short-term investments	160,077	102,230

Total investment portfolio	4,849,902	4,726,472
Cash	8,797	11,041
Accrued investment income	59,015	58,432
Reinsurance recoverable on loss reserves	20,134	21,045
Reinsurance recoverable on unearned premiums	7,850	8,180
Premiums receivable	91,774	97,751
Home office and equipment, net	36,178	35,962
Deferred insurance policy acquisition costs	31,814	31,871
Investments in joint ventures	237,221	240,085
Other assets	80,885	69,464

Total assets	$5,423,570	$5,300,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$785,251	$733,181
Unearned premiums	179,248	170,167
Short-and long-term debt (note 2)	613,588	677,246
Income taxes payable	190,532	133,843
Other liabilities	185,681	190,674

Total liabilities	1,954,300	1,905,111

Contingencies (note 4)
Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 3/31/03 - 121,474,637 12/31/02 - 121,418,637; shares outstanding, 3/31/03 - 98,733,561 12/31/02 - 100,251,444	121,475	121,419
Paid-in surplus	233,681	232,950
Members’ equity	409	380
Treasury stock (shares at cost, 3/31/03 - 22,741,076 12/31/02 - 21,167,193)	(1,095,698)	(1,035,858)
Accumulated other comprehensive income, net of tax	142,406	147,908
Retained earnings	4,066,997	3,928,393

Total shareholders’ equity	3,469,270	3,395,192

Total liabilities and shareholders’ equity	$5,423,570	$5,300,303

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$371,781	$306,177
Assumed	46	86
Ceded (note 3)	(30,261)	(23,166)

Net premiums written	341,566	283,097
(Increase) decrease in unearned premiums	(9,410)	1,352

Net premiums earned	332,156	284,449
Investment income, net of expenses	51,083	51,950
Realized investment gains, net	5,591	8,118
Other revenue	34,033	31,051

Total revenues	422,863	375,568

Losses and expenses:
Losses incurred, net	142,211	59,714
Underwriting and other expenses, net	74,283	64,468
Interest expense	10,411	6,624

Total losses and expenses	226,905	130,806

Income before tax	195,958	244,762
Provision for income tax	54,848	75,575

Net income	$141,110	$169,187

Earnings per share (note 5):
Basic	$1.42	$1.59

Diluted	$1.42	$1.58

Weighted average common shares outstanding - diluted (shares in thousands, note 5)	99,624	106,931

Dividends per share	$0.025	$0.025

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

	(In thousands of dollars)
Cash flows from operating activities:
Net income	$141,110	$169,187
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	8,074	5,145
Increase in deferred insurance policy acquisition costs	(8,017)	(4,880)
Depreciation and amortization	4,653	3,083
(Increase) decrease in accrued investment income	(583)	5,794
Decrease in reinsurance recoverable on loss reserves	911	2,564
Decrease in reinsurance recoverable on unearned premiums	330	423
Increase in loss reserves	52,070	7,238
Increase (decrease) in unearned premiums	9,081	(1,775)
Equity earnings in joint ventures	(14,366)	(18,127)
Other	68,937	64,895

Net cash provided by operating activities	262,200	233,547

Cash flows from investing activities:
Purchase of equity securities	—	(1,201)
Purchase of fixed maturities	(473,923)	(818,127)
Additional investment in joint ventures	(213)	—
Sale of investment in joint ventures	3,608	—
Sale of equity securities	2,242	—
Proceeds from sale or maturity of fixed maturities	401,087	607,870

Net cash used in investing activities	(67,199)	(211,458)

Cash flows from financing activities:
Dividends paid to shareholders	(2,506)	(2,653)
Proceeds from issuance of long-term debt	—	199,992
Repayment of short- and long-term debt	(64,368)	(59,607)
Reissuance of treasury stock	304	6,630
Repurchase of common stock	(73,724)	(30,098)
Common stock issued	896	19

Net cash (used in) provided by financing activities	(139,398)	114,283

Net increase in cash and short-term investments	55,603	136,372
Cash and short-term investments at beginning of period	113,271	186,352

Cash and short-term investments at end of period	$168,874	$322,724

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

Note 1 - Basis of presentation and summary of certain significant accounting policies

          The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the “Company”) and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for that year.

          The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, including normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

     Deferred insurance policy acquisition costs

          Costs associated with the acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred acquisition costs (“DAC”). Because Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises, specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of DAC, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance of SFAS No. 97, Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and Realized Gains and Losses From the Sale of Investments. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are updated annually to reflect actual experience and any changes to key assumptions such as persistency or loss development.

          The Company amortized $8.1 million and $5.1 million of deferred insurance policy acquisition costs during the three months ended March 31, 2003 and 2002, respectively.

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

          The incurred but not reported (“IBNR”) reserves result from defaults occurring prior to the close of an accounting period, but which have not been reported to the Company. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rates and claims amounts for the estimated number of defaults not reported.

          Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

     Revenue recognition

          The insurance subsidiaries write policies which are guaranteed renewable contracts at the insured’s option on a single, annual or monthly premium basis. The insurance subsidiaries have no ability to reunderwrite or reprice these contracts. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk, which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as coverage is provided.

          Fee income of the non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Note 2 - Short- and long-term debt

          The Company has a $285 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At March 31, 2003 and 2002, the Company had $113.4 million and $113.7 million in commercial paper outstanding with a weighted average interest rate of 1.33% and 1.81%, respectively.

          The Company has a $285 million credit facility available at March 31, 2003, expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance

Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At March 31, 2003, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $171.6 million at March 31, 2003.

          In March of 2002, the Company issued, in a public offering, $200 million, 6% Senior Notes due in 2007. The notes are unsecured and were rated ‘A1’ by Moody’s, ‘A+’ by S&P and ‘AA-’ by Fitch. The Company had $300 million, 7.5% Senior Notes due in 2005 outstanding at March 31, 2003 and 2002.

          Interest payments on all long-term and short-term debt were $8.2 million and $2.2 million for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, the market value of the outstanding debt is $664.5 million.

          The Company uses interest rate swaps to hedge interest rate exposure associated with its short- and long-term debt. In 2000, the Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. This swap was terminated in June 2002. In May 2002, a swap designated as a cash flow hedge was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Expenses on the swaps for the three months ended March 31, 2003 of approximately $0.8 million were included in interest expense. Earnings on the swaps through March 31, 2002 of approximately $0.2 million were netted against interest expense. The cash flow swap outstanding at March 31, 2003 and December 31, 2002 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

Note 3 - Reinsurance

          The Company cedes a portion of its business to reinsurers and records assets for reinsurance recoverable on estimated reserves for unpaid losses and unearned premiums. Business written between 1985 and 1993 is ceded under various quota share reinsurance agreements with several reinsurers. The Company receives a ceding commission in connection with this reinsurance. In addition, beginning in 1997, the Company has ceded business to captive reinsurance subsidiaries of certain mortgage lenders primarily under excess of loss agreements.

          The reinsurance recoverable on loss reserves and the reinsurance recoverable on unearned premiums primarily represent amounts recoverable from large international reinsurers. Generally, reinsurance recoverables on loss reserves and unearned premiums are backed by trust funds or letters of credit. No reinsurer represents more than $3 million of the aggregate amount recoverable on these items.

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

          The complaint in the case alleges that MGIC violated the Real Estate Settlement Procedures Act by providing agency pool insurance, captive mortgage reinsurance, contract underwriting and other products that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgment for the mortgage insurance found to be involved in a violation of the Real Estate Settlement Procedures Act. The complaint also seeks injunctive relief, including prohibiting MGIC from receiving future premium payments. If the settlement is not fully implemented, the litigation will continue. In these circumstances, there can be no assurance that the ultimate outcome of the litigation will not materially affect the Company’s financial position or results of operations.

          Furthermore, on March 27, 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations.

Note 5 - Earnings per share

          The Company’s basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, Earnings Per Share. The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS.

	Three Months Ended
	March 31,

	2003	2002

	(Shares in thousands)
Weighted-average shares - Basic EPS	99,532	106,194
Common stock equivalents	92	737

Weighted-average shares - Diluted EPS	99,624	106,931

Note 6 - New accounting standards

          In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock- Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123, Accounting for Stock-Based Compensation.

          Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled on or after January 1, 2003. Awards under the Company’s plans generally vest over periods ranging from one to five years. The cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	March 31,

	2003	2002

	(Shares in Thousands)
Net income, as reported	$141,110	$169,187
Add: Stock-based employee compensation expense included in report net income net of related tax effects	973	629
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,762)	(2,947)

Pro forma net income	$139,321	$166,869

Earnings per share:
Basic - as reported	$1.42	$1.59

Basic - pro forma	$1.40	$1.57

Diluted - as reported	$1.42	$1.58

Diluted - pro-forma	$1.40	$1.56

Note 7 - Comprehensive income

          The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands of dollars)
Net Income	$141,110	$169,187
Other comprehensive loss	(5,502)	(20,202)

Net premiums earned	$135,608	$148,985

Other comprehensive loss (net of tax)	$(32)	$672
Net derivative gains (losses)	270	270
Amortization of deferred losses	(5,740)	(21,144)

Unrealized loss on investments	$(5,502)	$(20,202)

          The difference between the Company’s net income and total comprehensive income for the three months ended March 31, 2003 and 2002 is due to the change in unrealized appreciation/depreciation on investments, and the market value adjustment of the hedges, both net of tax.

Note 8 - Accounting for Derivatives and Hedging Activities

          Generally, the Company’s use of derivatives is limited to entering into interest rate swap agreements intended to hedge its debt financing terms. All derivatives subject to SFAS 133 are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the fair value of a recognized asset or liability (“fair value” hedge), or as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair-value hedge, along with the loss or gain on the hedged asset or liability that is attributable to the hedged risk, are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability of cash flows (e.g. when periodic settlements on a variable-rate asset or liability are recorded in earnings).

          The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If and when it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

     Net income for the three months ended March 31, 2003 was $141.1 million, compared to $169.1 million for the same period of 2002, a decrease of 17%. Diluted earnings per share for the three months ended March 31, 2003 was $1.42, compared to $1.58 for the same period last year. Adjusted weighted average diluted shares outstanding for the quarter ended March 31, 2003 and 2002 were 99.6 million and 106.9 million, respectively. As used in this report, the term “Company” means the Company and its consolidated subsidiaries, which do not include less than majority owned joint ventures in which the Company has an equity interest.

     Total revenues for the first quarter 2003 were $422.9 million, an increase of 13% from the $375.6 million for the first quarter 2002. This increase was primarily attributed to an increase in premiums written. See below for a further discussion of premiums and other revenue.

     Losses and expenses for the first quarter were $226.9 million, an increase of 73% from $130.8 million for the same period of 2002. The increase from last year can be attributed to a 138% increase in losses incurred, which primarily related to an increase in delinquent loans and paid losses, and an aggregate increase in underwriting and interest expenses of 19%, which, among other items, related to increases in contract underwriting expenses and higher average debt outstanding. See below for a further discussion of losses incurred and expenses.

     The amount of new primary insurance written by MGIC during the three months ended March 31, 2003 was $24.1 billion, compared to $23.6 billion in the same period of 2002, an increase of $0.5 billion. New insurance written in the bulk channel increased $0.1 billion during the three months ended March 31, 2003 compared to the same period of 2002, as further discussed below. New insurance written on a flow basis increased $0.4 billion during the first quarter of 2003 compared to the corresponding quarter of 2002, with refinance volume increasing over last year.

     The $24.1 billion of new primary insurance written during the first quarter of 2003 was offset by the cancellation of $25.4 billion of insurance in force, and resulted in a net decrease of $1.3 billion in primary insurance in force, compared to new primary insurance written of $23.6 billion, the cancellation of $16.9 billion of insurance in force and a net increase of $6.7 billion in primary insurance in force during the first quarter of 2002. Direct primary insurance in force was $195.7 billion at March 31, 2003 compared to $197.0 billion at December 31, 2002 and $190.6 billion at March 31, 2002.

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended March 31,

2003 and March 31, 2002 was $348 million and $107 million, respectively. The Company’s direct pool risk in force was $2.9 billion at March 31, 2003, $2.6 billion at December 31, 2002, and was $2.1 billion at March 31, 2002. Of the pool risk written during the three months ended March 31, 2003, and the risk in force at March 31, 2003, $240 million and $2.5 billion, respectively, represent contractual aggregate loss limits. For pool coverage written during the three months ended March 31, 2003, and $3.4 billion of pool coverage in force at March 31, 2003 without such limits, risk is calculated at $108 million and $366 million, respectively, the estimated amount that would credit enhance these loans to a ‘AA’ level.

     Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. The home mortgage interest rate environment continued to decline in 2003. As a result, MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) declined to 53.8% at March 31, 2003 from 56.8% at December 31, 2002 and 59.2% at March 31, 2002. In view of continued strong refinance activity, the persistency rate at June 30, 2003 could decline from the rate at March 31, 2003.

     New insurance written for bulk transactions was $6.7 billion during the first quarter of 2003 compared to $6.6 billion for the same period a year ago and average quarterly writings of $5.3 billion for the last three quarters of 2002. The Company’s writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. The Company’s writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including the willingness of investors to purchase tranches of the securitization that involve a higher degree of credit risk.

     The Company expects that the loans that are included in bulk transactions will have delinquency and claim rates in excess of those on the Company’s flow business and will have lower persistency than the Company’s flow business. While the Company believes it has priced its bulk business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

     Net premiums written increased 21% to $341.6 million during the first quarter of 2003, from $283.1 million during the first quarter of 2002. Net premiums earned increased 17% to $332.2 million for the first quarter of 2003 from $284.4 million for the same period in 2002. The increases were primarily a result of a higher percentage of premiums on products with higher premium rates, principally on insurance written through the bulk channel, offset in part by an increase in ceded premiums.

     Premiums ceded in captive mortgage reinsurance arrangements and in risk sharing arrangements with the GSEs were $30.0 million in the first quarter of 2003, compared to $21.5 million in the same period of 2002. During the year ended December 31, 2002, approximately 54% of the Company’s new insurance written on a flow basis was subject to such arrangements compared to 50% for the year ended December 31, 2001. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported as ceded in the quarter in which they are ceded regardless of when the mortgage was insured.

     A substantial portion of the Company’s captive mortgage reinsurance arrangements are structured on an excess of loss basis. Effective April 1, 2003, the Company is not participating in excess of loss risk sharing arrangements with net premium cessions in excess of 25% on terms which are generally present in the market. The captive mortgage reinsurance programs of larger lenders generally are not consistent with the Company’s position. The Company’s position with respect to such risk sharing arrangements is resulting in a reduction in business from such lenders and is expected to result in a decline in the Company’s flow market share.

     Investment income for the first quarter of 2003 was $51.1 million, compared to $52.0 million for the same period in 2002. This decrease was the result of a decrease in the investment yield, offset by increases in the amortized cost of average invested assets to $4.5 billion for the first quarter of 2003 from $4.2 billion for the first quarter of 2002, an increase of 9%. The portfolio’s average pre-tax investment yield was 4.6% for the first quarter of 2003 and 4.9% for the same period in 2002. The portfolio’s average after-tax investment yield was 4.1% for the first quarter of 2003 and 4.2% for the same period in 2002. The Company’s net realized gains were $5.6 million for the three months ended March 31, 2003 compared to net realized gains of $8.1 million during the same period in 2002, resulting primarily from the sale of fixed maturities.

     Other revenue, which is composed of various components, was $34.0 million for the first quarter of 2003, compared with $31.1 million for the same period in 2002. The increase is primarily the result of increased equity earnings from Sherman Financial Group LLC and its subsidiaries (collectively, “Sherman”), a joint venture with Radian Group Inc. (“Radian”), and from contract underwriting, offset by a decrease in equity earnings from Credit-Based Asset Servicing and Securitization LLC and its subsidiaries (collectively, “C-BASS”), another joint venture with Radian.

     C-BASS, in which the Company and Radian each have an interest of approximately 45.9%, is a mortgage investment and servicing firm specializing in credit-sensitive single-family residential mortgage assets and residential mortgage-backed securities. C-BASS principally invests in whole loans (including subprime loans) and mezzanine and subordinated residential mortgage-backed securities backed by non-conforming residential mortgage loans. C-BASS’s principal sources of revenues during the last three years and through the first quarter of 2003 were gain on securitization and liquidation of mortgage-related assets, servicing fees and net interest income (including accretion on mortgage securities). C-BASS’s results of operations are affected by the timing of its securitization transactions. Virtually all of C-BASS’s assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS. These estimates reflect the net present value of the future cash flows from the assets, which in turn depend on, among other things, estimates of the level of losses on the underlying mortgages and prepayment activity by the mortgage borrowers. Market value adjustments could impact C-BASS’s results of operations and the Company’s share of those results.

     Total consolidated assets of C-BASS at March 31, 2003 and December 31, 2002 were approximately $2.056 billion and $1.754 billion, respectively. Total liabilities at March 31, 2003 and December 31, 2002 were approximately $1.667 billion and $1.385 billion, respectively, of which approximately $1.315 billion and $1.110 billion, respectively, were funding arrangements, including accrued interest, virtually all of which mature within one-year or less. For the three months ended March 31, 2003 and 2002, revenues of approximately $67 million and $72 million, respectively, and expenses of approximately $46 million and $37 million, respectively, resulted in income before tax of approximately $21 million and $35 million, respectively.

     Sherman is engaged in the business of purchasing, collecting and servicing delinquent consumer assets such as credit card loans and Chapter 13 bankruptcy debt. A substantial portion of Sherman’s consolidated assets are investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman’s results of operations are sensitive to estimates by Sherman’s management of ultimate future collections on these portfolios. Effective January 1, 2003, the Company and Radian each sold four percentage points of their respective interest in Sherman to Sherman’s management for cash, reducing each company’s interest in Sherman to 41.5%.

     Because C-BASS and Sherman are accounted for by the equity method, they are not consolidated with the Company and their assets and liabilities do not appear in the Company’s balance sheet. The “investments in joint ventures” item in the Company’s balance sheet reflects the amount of capital contributed by the Company to these joint ventures plus the Company’s share of their net income (or minus its share of their net loss) and minus capital distributed to the Company by these joint ventures. The Company’s investment in C-BASS on an equity basis at March 31, 2003 was $178.5 million. The Company’s investment in Sherman on an equity basis at March 31, 2003 was $42.3 million.

     As discussed in “Note 1 — Loss Reserves” to the Company’s consolidated financial statements, consistent with industry practice, loss reserves for future claims are established only for loans that are currently delinquent. (The terms “delinquent” and “default” are used interchangeably by the Company.) Loss reserves are established by management’s estimating the number of loans in the Company’s inventory of delinquent loans that will not cure their delinquency (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that the Company will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that the Company will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets.

     Net losses incurred increased 138% to $142.2 million in the first quarter of 2003, from $59.7 million in the same period of 2002. The increase in the first quarter was due to an increase in the primary notice inventory related to bulk default activity and defaults arising from development of recent flow books of business as well as an increase in net losses paid. The average claim paid for the three months ended March 31, 2003 was $22,856 compared to $19,858 for the same period in 2002. The Company expects that incurred losses for the remainder of 2003 will increase over the level of 2002. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

     Information about the composition of the primary insurance default inventory at March 31, 2003, December 31, 2002 and March 31, 2002 appears in the table below.

	March 31,	December 31,	March 31,
	2003	2002	2002

Total loans delinquent	76,837	73,648	56,455
Percentage of loans delinquent (default rate)	4.69%	4.45%	3.48%
Flow loans delinquent	43,108	43,196	34,729
Percentage of flow loans delinquent (default rate)	3.27%	3.19%	2.53%
Bulk loans delinquent	33,729	30,452	21,726
Percentage of bulk loans delinquent (default rate)	10.52%	10.09%	8.66%
A-minus and subprime credit loans delinquent*	27,938	25,504	17,869
Percentage of A-minus and subprime Credit loans delinquent (default rate)	12.71%	12.68%	11.29%

* A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel.

     The pool notice inventory increased from 26,676 at December 31, 2002 to 27,006 at March 31, 2003; the pool notice inventory was 23,716 at March 31, 2002.

     Information about net losses paid in 2003 and 2002 appears in the table below.

	Net losses paid ($ millions)
	Three months ended
	March 31,

	2003	2002

Flow	$44	$27
Bulk	29	9
Second mortgage	6	7
Pool and other	10	7

	$89	$50

     The Company stopped writing new second mortgage risk for loans closing after 2001.

     At March 31, 2003, 79% of MGIC’s insurance in force was written subsequent to December 31, 1999. Based on the Company’s flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency for refinance loans may be different from this historical pattern and the Company expects the period of highest claims frequency on bulk loans will occur earlier than in this historical pattern.

     Underwriting and other expenses increased to $74.3 million in the first quarter of 2003 from $64.5 million in the same period of 2002, an increase of 15%. Among other items, the increase is attributable to increases in expenses related to contract underwriting activity.

     Interest expense increased to $10.4 million in the first quarter of 2003 from $6.6 million during the same period in 2002 primarily due to an increase in the average debt outstanding offset by lower weighted-average interest rates during the three months ended March 31, 2003 compared to the comparable period in 2002.

     The consolidated insurance operations loss ratio was 42.8% for the first quarter of 2003 compared to 21.0% for the first quarter of 2002. The consolidated insurance operations expense and combined ratios were 14.3% and 57.1%, respectively, for the first quarter of 2003 compared to 15.4% and 36.4% for the first quarter of 2002.

     The effective tax rate was 28.0% in the first quarter of 2003, compared to 30.9% in the first quarter of 2002. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The lower effective tax rate in 2003 resulted from a higher percentage of total income before tax being generated from the tax-preferenced investments.

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

     The complaint in the case alleges that MGIC violated the Real Estate Settlement Procedures Act by providing agency pool insurance, captive mortgage reinsurance, contract underwriting and other products that were not properly priced, in return for the referral of mortgage insurance. The complaint seeks damages of three times the amount of the mortgage insurance premiums that have been paid and that will be paid at the time of judgment for the mortgage insurance found to be involved in a violation of the Real Estate Settlement Procedures Act. The complaint also seeks injunctive relief, including prohibiting MGIC from receiving future premium payments. If the settlement is not fully implemented, the litigation will continue. In these circumstances, there can be no assurance that the ultimate outcome of the litigation will not materially affect the Company’s financial position or results of operations.

     On March 27, 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations.

     Under the Office of Federal Housing Enterprise Oversight’s (“OFHEO”) risk-based capital stress test for the GSEs, claim payments made by a private mortgage insurer on GSE loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating is ‘AAA’ are subject to a 3.5% reduction over the 10-year period of the stress test, while claim payments from a ‘AA’ rated insurer, such as MGIC, are subject to an 8.75% reduction. The effect of the differentiation among insurers is to require the GSEs to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than ‘AAA.’ As a result, there is an incentive for the GSEs to use private mortgage insurance provided by a ‘AAA’ rated insurer.

Financial Condition

     Consolidated total investments and cash balances increased approximately $0.2 billion to $4.9 billion at March 31, 2003 from $4.7 billion at December 31, 2002, primarily due to net cash provided by operating activities, offset by the change in unrealized gains on securities marked to market, repayment of a portion of the outstanding debt and by funds used to repurchase Common Stock discussed under “Liquidity and Capital Resources” below. The Company generated net cash from operating activities of $262.2 million for the first three months of 2003, compared to $233.5 million generated during the same period in 2002. The increase in operating cash flows during the first three months of 2003 compared to 2002 is due primarily to increases in renewal premiums, offset by increases in losses paid.

     As of March 31, 2003, the Company had $160.1 million of short-term investments with maturities of 90 days or less, and 81% of the portfolio was invested in tax-preferenced securities. In addition, at March 31, 2003, based on book value, the Company’s fixed income securities were approximately 99% invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. At March 31, 2003, the Company had $8.7 million of investments in equity securities compared to $10.8 million at December 31, 2002.

     At March 31, 2003, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2003, the effective duration of the Company’s fixed income investment portfolio was 5.5 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.5% change in the market value of the Company’s fixed income portfolio.

     The Company’s investments in joint ventures decreased $2.9 million from $240.1 million at December 31, 2002 to $237.2 million at March 31, 2003 primarily as a result of dividends received, the proceeds of the sale of the interest in Sherman referred to above and the Company’s share of losses on Affordable Housing Tax Credit partnerships, offset by equity earnings. These joint ventures are reported on the equity method. Only the Company’s investment in the joint ventures appears on the Company’s balance sheet.

     Consolidated loss reserves increased to $785.3 million at March 31, 2003 from $733.2 million at December 31, 2002, reflecting increases in the primary insurance notice inventory, as discussed earlier. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums increased $9.0 million from $170.2 million at December 31, 2002, to $179.2 million at March 31, 2003, primarily due to bulk transactions insured in the first quarter of 2003 with annual premium payments.

     Consolidated shareholders’ equity increased to $3.5 billion at March 31, 2003, from $3.4 billion at December 31, 2002, an increase of 2%. This increase consisted of $141.1 million of net income during the first three months of 2003, offset by other comprehensive income, net of tax, of $5.5 million, $59.1 million from the repurchase of treasury stock (net of reissuances), and dividends declared of $2.5 million.

Liquidity and Capital Resources

     The Company’s consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of approximately $262.2 million and $233.5 million for the three months ended March 31, 2003 and 2002, respectively, as shown on the Consolidated Statement of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Cash-flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by other than the seller. Substantially all of the investment portfolio securities are held by the Company’s insurance subsidiaries.

     The Company has a $285 million commercial paper program, which is rated ‘A-1’ by Standard and Poors (“S&P”) and ‘P-1’ by Moody’s. At March 31, 2003 and 2002, the Company had $113.4 million and $113.7 million in commercial paper outstanding with a weighted average interest rate of 1.33% and 1.81%, respectively.

     The Company had a $285 million credit facility available at March 31, 2003 expiring in 2006. Under the terms of the credit facility as amended in July 2002, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders position (which includes MGIC’s surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At March 31, 2003, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $171.6 million at March 31, 2003.

     In March of 2002, the Company issued, in a public offering, $200 million 6% Senior Notes due in 2007. The notes are unsecured and were rated ‘A1’ by Moody’s, ‘A+’ by S&P and ‘AA-’ by Fitch. The Company had $300 million, 7.5% Senior Notes due in 2005 outstanding at March 31, 2003 and 2002.

     During the quarter ended March 31, 2003 the Company repurchased 1.9 million shares at a cost of $74.3 million. In May 2003 the Company announced a new share repurchase program which together with the remaining shares from a program announced in October 2002 authorizes the purchase of 8.1 million shares. From mid-

1997 through March 2003, the Company has repurchased 23.3 million shares of Common Stock at a cost of $1.2 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. Upon the payment of a dividend declared recently that requires the approval of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), the approval of the OCI is required for future dividends paid during 2003.

     Interest payments on all long-term and short-term debt were $8.2 million and $2.2 million for the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003, the market value of the outstanding debt is $664.5 million.

     The Company uses interest rate swaps to hedge interest rate exposure associated with its short- and long-term debt. In 2000, the Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. This swap was terminated in June 2002. In June 2002, a swap designated as a cash flow hedge was amended to coincide with the new credit facilities. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facilities and is designated as a cash flow hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Expenses on the swaps for the three months ended March 31, 2003 of approximately $0.8 million were included in interest expense. Earnings on the swaps through March 31, 2002 of approximately $0.2 million were netted against interest expense. The cash flow swap outstanding at March 31, 2003 and December 31, 2002 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     The Company’s principal category of contingent liabilities is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2003, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $54.0 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through March 31, 2003, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     MGIC is the principal insurance subsidiary of the Company. MGIC’s risk-to-capital ratio was 8.6:1 at March 31, 2003 (determined using $42.2 billion of risk, which includes calculated risk of $366 million on $3.4 billion of contractual pool risk, and $4.9 billion of capital) compared to 8.7:1 at December 31, 2002 (determined using $42.4 billion of risk, which includes calculated risk of $274 million on $3.0 billion of contractual pool risk, and $4.9 billion of capital). The decrease was due to a net decrease in MGIC’s risk in force, net of reinsurance, of $0.2 billion, during the first three months of 2003.

     The risk-to-capital ratios set forth above have been computed on a statutory basis. However, the methodology used by the rating agencies to assign claims-paying ability ratings permits less leverage than under statutory requirements. As a result, the amount of capital required under statutory regulations may be lower than the capital required for rating agency purposes. In addition to capital adequacy, the rating agencies consider other factors in determining a mortgage insurer’s claims-paying rating, including its competitive position, business outlook, management, corporate strategy, and historical and projected operating performance.

     For certain material risks of the Company’s business, see “Risk Factors” below.

Risk Factors

     The Company’s revenues and losses could be affected by the risk factors discussed below which are an integral part of Management’s Discission and Analysis of Financial Condition and Results of Operations. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as the Company “believes”, “anticipates” or “expects”, or words of similar import, are forward looking statements.

     As the domestic economy deteriorates, more homeowners may default and the Company’s losses may increase.

     Losses result from events that reduce a borrower’s ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values.

     In addition, the Company believes the performance of the servicing function on a mortgage loan, particularly a subprime loan, can affect the likelihood that the loan will default as well as the loss resulting from a default. The Company believes Fairbanks Capital Corp. (“Fairbanks”) is the servicer of approximately 2% of the loans insured by the Company and approximately 7% of the A minus and subprime loans insured by the Company. The servicer ratings assigned to Fairbanks by Moody’s and S&P have recently been downgraded from “strong” to “below average” due in part to concerns expressed by those rating agencies about Fairbanks’ regulatory compliance and operational controls.

     Competition or changes in the Company’s relationships with its customers could reduce the Company’s revenues or increase its losses.

     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated by the lender. In 1996, the Company shared risk under risk sharing arrangements with respect to virtually none of its new insurance written. During the year ended December 31, 2002, about 54% of the Company’s new insurance written on a flow basis was subject to risk sharing arrangements.

     A substantial portion of the Company’s captive mortgage reinsurance arrangements are structured on an excess of loss basis. Effective April 1, 2003 the Company is not participating in excess of loss risk sharing arrangements with net premium cessions in excess of 25% on terms which are generally present in the market. The captive mortgage reinsurance programs of larger lenders generally are not consistent with the Company’s position. The Company’s position with respect to such risk sharing arrangements is resulting in a reduction of business from such lenders and is expected to result in a decline in the Company’s flow market share.

     The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. The Company’s top ten customers generated 27.0% of the new primary insurance that it wrote on a flow basis in 1997 compared to 39.5% in 2002, although this concentration is expected to decline in 2003 due to the Company’s position on excess loss risk sharing arrangements referred to above.

Our private mortgage insurance competitors include:

•	PMI Mortgage Insurance Company

•	GE Capital Mortgage Insurance Corporation

•	United Guaranty Residential Insurance Company

•	Radian Guaranty Inc.

•	Republic Mortgage Insurance Company

•	Triad Guaranty Insurance Corporation

•	CMG Mortgage Insurance Company

     If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that our policies remain in force could decline and result in declines in our revenue.

     In each year, most of the Company’s premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force (which is also generally referred to as persistency) is an important determinant of revenues. The factors affecting the length of time the Company’s insurance remains in force include:

•	the level of current mortgage interest rates compared to the mortgage coupon rates on the insurance in force, which affects the vulnerability of the insurance in force to refinancings, and

•	mortgage insurance cancellation policies of mortgage investors along with the rate of home price appreciation experienced by the homes underlying the mortgages in the insurance in force.

     In recent years, the length of time that our policies remain in force has declined. Due to this decline, our premium revenues were lower than they would have been if the length had not declined.

     If the volume of low down payment home mortgage originations declines, the amount of insurance that the Company writes could decline which would reduce our revenues.

     The factors that affect the volume of low down payment mortgage originations include:

•	the level of home mortgage interest rates,

•	the health of the domestic economy as well as conditions in regional and local economies,

•	housing affordability,

•	population trends, including the rate of household formation,

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have loan-to-value ratios that require private mortgage insurance, and

•	government housing policy encouraging loans to first-time homebuyers.

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

     The amount of insurance the Company writes could be adversely affected if lenders and investors select alternatives to private mortgage insurance.

     These alternatives to private mortgage insurance include:

•	lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio (referred to as an 80-10-10 loan) rather than a first mortgage with a 90% loan- to-value ratio.

•	investors holding mortgages in portfolio and self-insuring,

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, and

•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration,

     While no data is publicly available, the Company believes that due to the current low interest rate environment and favorable economic conditions, 80-10-10 loans are a significant percentage of mortgage originations.

     Changes in the business practices of Fannie Mae and Freddie Mac could reduce the Company’s revenues or increase its losses.

     The business practices of Fannie Mae and Freddie Mac affect the entire relationship between them and mortgage insurers and include:

•	the level of private mortgage insurance coverage, subject to the limitations of Fannie Mae and Freddie Mac’s charters, when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

•	whether Fannie Mae or Freddie Mac influence the mortgage lender’s selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

•	whether Fannie Mae or Freddie Mac will give mortgage lenders an incentive, such as a reduced guaranty fee, to select a mortgage insurer that has a “AAA” claims-paying ability rating to benefit from the lower capital requirements for

Fannie Mae and Freddie Mac when a mortgage is insured by a company with that rating,

•	the underwriting standards that determine what loans are eligible for purchase by Fannie Mae or Freddie Mac, which thereby affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans,

•	the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and

•	the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent.

     The mortgage insurance industry is subject to litigation risk.

     In recent years, consumers have brought a growing number of lawsuits against home mortgage lenders and settlement service providers. As of the end of the first quarter of 2003, seven mortgage insurers, including the Company’s MGIC subsidiary, were involved in litigation alleging violations of the Real Estate Settlement Procedures Act. MGIC and two other mortgage insurers entered into an agreement to settle the cases against them in December 2000, and another mortgage insurer entered into a comparable settlement agreement in February 2002. In June 2001, the Court entered a final order approving the settlement to which MGIC and the other two insurers are parties, although due to appeals challenging certain aspects of this settlement, the final implementation of the settlement will not occur until the appeals are resolved. The Company took a $23.2 million pretax charge in 2000 to cover MGIC’s share of the estimated costs of the settlement. While MGIC’s settlement includes an injunction that prohibits certain practices and specifies the basis on which other practices may be done in compliance with the Real Estate Settlement Procedures Act, MGIC may still be subject to future litigation under the Real Estate Settlement Procedures Act.

     Furthermore, on March 27, 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations.

     Net premiums written could be adversely affected if a proposed regulation by the Department of Housing and Urban Development under the Real Estate Settlement Procedures Act is adopted.

     The regulations of the Department of Housing and Urban Development under the Real Estate Settlement Procedures Act prohibit paying lenders for the referral of settlement services, including mortgage insurance, and prohibit lenders from receiving such payments. In July 2002, the Department of Housing and Urban Development proposed a regulation that would exclude from these anti-referral fee provisions settlement services included in a package of settlement services offered to a borrower at a guaranteed price. If mortgage insurance is required on a loan, the package must include any mortgage insurance premium paid at settlement. Although certain state insurance regulations prohibit an insurer’s payment of referral fees, adoption of this regulation by the Department of Housing and Urban Development could adversely affect the Company’s revenues to the extent that lenders offered such packages and received value from the Company in excess of what they could have received were the anti-referral fee provisions of the Real Estate Settlement Procedures Act to apply and if such state regulations were not applied to prohibit such payments.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2003, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company’s philosophy is to invest in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue and issuer. At March 31, 2003, the effective duration of the Company’s fixed income investment portfolio was 5.5 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.5% change in the market value of the Company’s fixed income investment portfolio. The Company’s borrowings under the commercial paper program are subject to interest rates that are variable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of the Company’s interest rate swaps.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have each concluded that, based on his evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended), as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, such controls and procedures were effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to their last evaluation.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On March 27, 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits - The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibits 99.1 and 99.2 are not filed as part of this Form 10-Q but accompany this Form 10-Q. The Company is a party to various agreements regarding long-term debt that are not filed as exhibits pursuant to Reg. S-K Item 602 (b)(4)(iii)(A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.

(b)	Reports on Form 8-K - A report on Form 8-K dated March 19, 2003 was filed under Item 9 Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 14, 2003.

MGIC INVESTMENT CORPORATION

/s/ J. Michael Lauer J. Michael Lauer Executive Vice President and Chief Financial Officer

/s/ Joseph J. Komanecki Joseph J. Komanecki Senior Vice President, Controller and Chief Accounting Officer

I, Curt S. Culver, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MGIC Investment Corporation (“the registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Curt S. Culver Curt S. Culver Chief Executive Officer

I, J. Michael Lauer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of MGIC Investment Corporation (“the registrant”).

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d -14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ J. Michael Lauer J. Michael Lauer Chief Financial Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

11	Statement Re Computation of Net Income Per Share

99.1	Certification of CEO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”).

99.2	Certification of CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”).