Form 10-Q
period 2003-06-30
MGIC INVESTMENT CORP
filed 2003-08-14
CIK 876437

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2003
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

YES       X                       NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES       X                       NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES

Common stock	$1.00	7/31/03	98,486,204

MGIC INVESTMENT CORPORATION

		Page No.

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheet as of
	June 30, 2003 (Unaudited) and December 31, 2002	3

	Consolidated Statement of Operations for the Three and Six
	Month Periods Ended June 30, 2003 and 2002 (Unaudited)	4

	Consolidated Statement of Cash Flows for the Six Months
	Ended June 30, 2003 and 2002 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6-13

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	35

Item 6.	Exhibits and Reports on Form 8-K	35

SIGNATURES		36

INDEX TO EXHIBITS		37

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
June 30, 2003 (Unaudited) and December 31, 2002

	June 30,	December 31,
	2003	2002

	(In thousands of dollars)

ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities	$4,827,178	$4,613,462
Equity securities	7,601	10,780
Short-term investments	127,457	102,230

Total investment portfolio	4,962,236	4,726,472
Cash	7,147	11,041
Accrued investment income	59,462	58,432
Reinsurance recoverable on loss reserves	19,406	21,045
Reinsurance recoverable on unearned premiums	7,472	8,180
Premiums receivable	100,429	97,751
Home office and equipment, net	37,290	35,962
Deferred insurance policy acquisition costs	32,832	31,871
Investments in joint ventures	266,645	240,085
Other assets	90,279	69,464

Total assets	$5,583,198	$5,300,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$861,107	$733,181
Unearned premiums	162,255	170,167
Short-and long-term debt (note 2)	603,215	677,246
Income taxes payable	136,556	133,843
Other liabilities	188,227	190,674

Total liabilities	1,951,360	1,905,111

Contingencies (note 4)
Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 6/30/03 - 121,537,457 12/31/02 - 121,418,637; shares outstanding, 6/30/03 - 98,464,042 12/31/02 - 100,251,444	121,537	121,419
Paid-in surplus	236,323	232,950
Members’ equity	839	380
Treasury stock (shares at cost, 6/30/03 - 23,073,415 12/31/02 - 21,167,193)	(1,110,668)	(1,035,858)
Accumulated other comprehensive income, net of tax	175,498	147,908
Retained earnings	4,208,309	3,928,393

Total shareholders’ equity	3,631,838	3,395,192

Total liabilities and shareholders’ equity	$5,583,198	$5,300,303

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Six Month Periods Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$350,177	$314,372	$721,958	$620,549
Assumed	(4)	51	42	137
Ceded (note 3)	(29,651)	(27,808)	(59,912)	(50,974)

Net premiums written	320,522	286,615	662,088	569,712
Decrease in unearned premiums	16,613	1,554	7,203	2,906

Net premiums earned	337,135	288,169	669,291	572,618
Investment income, net of expenses	50,314	51,654	101,397	103,604
Realized investment gains, net	21,044	4,975	26,635	13,093
Other revenue	51,142	39,037	85,175	70,088

Total revenues	459,635	383,835	882,498	759,403

Losses and expenses:
Losses incurred, net	173,120	64,416	315,331	124,130
Underwriting and other expenses, net	79,221	63,049	153,504	127,517
Interest expense	10,290	9,828	20,701	16,452

Total losses and expenses	262,631	137,293	489,536	268,099

Income before tax	197,004	246,542	392,962	491,304
Provision for income tax	53,227	75,606	108,075	151,181

Net income	$143,777	$170,936	$284,887	$340,123

Earnings per share (note 5):
Basic	$1.46	$1.63	$2.88	$3.22

Diluted	$1.46	$1.61	$2.87	$3.19

Weighted average common shares outstanding — diluted (shares in thousands, note 5)	98,781	105,921	99,202	106,470

Dividends per share	$0.025	$0.025	$0.050	$0.050

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

	(In thousands of dollars)
Cash flows from operating activities:
Net income	$284,887	$340,123
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	14,182	11,005
Increase in deferred insurance policy acquisition costs	(15,143)	(10,389)
Depreciation and amortization	10,351	6,018
(Increase) decrease in accrued investment income	(1,030)	3,578
Decrease in reinsurance recoverable on loss reserves	1,639	3,940
Decrease in reinsurance recoverable on unearned premiums	708	759
Increase in loss reserves	127,926	13,064
Decrease in unearned premiums	(7,912)	(3,666)
Increase in income taxes payable	2,713	44,580
Equity earnings in joint ventures	(41,915)	(43,748)
Other	(43,980)	(44,647)

Net cash provided by operating activities	332,426	320,617

Cash flows from investing activities:
Purchase of equity securities	—	(503)
Purchase of fixed maturities	(1,145,788)	(1,310,428)
Additional investment in joint ventures	(4,375)	—
Sale of investment in joint venture	5,895	—
Sale of equity securities	3,590	1,037
Proceeds from sale or maturity of fixed maturities	994,782	1,255,862

Net cash used in investing activities	(145,896)	(54,032)

Cash flows from financing activities:
Dividends paid to shareholders	(4,971)	(5,283)
Proceeds from issuance of long-term debt	—	199,992
Repayment of short- and long-term debt	(74,788)	(60,801)
Reissuance of treasury stock	305	16,369
Repurchase of common stock	(89,192)	(169,383)
Common stock issued	3,449	300

Net cash used in financing activities	(165,197)	(18,806)

Net increase in cash and short-term investments	21,333	247,779
Cash and short-term investments at beginning of period	113,271	186,352

Cash and short-term investments at end of period	$134,604	$434,131

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
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

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, including normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

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

     The Company amortized $14.2 million and $11.0 million of deferred insurance policy acquisition costs during the six months ended June 30, 2003 and 2002, respectively.

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

Note 2 - Short- and long-term debt

     The Company has a $285 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At June 30, 2003 and 2002, the Company had $103.5 million and $113.0 million in commercial paper outstanding with a weighted average interest rate of 1.13% and 1.87%, respectively.

     The Company has a $285 million credit facility available at June 30, 2003, expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2003, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $181.5 million at June 30, 2003.

     The Company had $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at June 30, 2003 and 2002.

     Interest payments on all long-term and short-term debt were $21.4 million and $15.5 million for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, the market value of the outstanding debt is $661.0 million.

     The Company uses interest rate swaps to hedge interest rate exposure associated with its short- and long-term debt. In 2000, the Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. This swap was terminated in June 2002. In May 2002, a swap designated as a cash flow hedge was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Expenses on the swaps for the six months ended June 30, 2003 and 2002 of approximately $1.6 million and $0.3 million, respectively, were included in interest expense. The cash flow swap outstanding at June 30, 2003 and December 31, 2002 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

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

     The reinsurance recoverable on loss reserves and the reinsurance recoverable on unearned premiums primarily represent amounts ceded to large international reinsurers. Generally, reinsurance recoverables on loss reserves and unearned premiums are backed by trust funds or letters of credit. No reinsurer represents more than $3 million of the aggregate amount recoverable on these items.

Note 4 - Contingencies and litigation settlement

     The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

     In addition, in June 2001, the Federal District Court for the Southern District of Georgia, before which Downey et. al. v. MGIC was pending, issued a final order approving a settlement agreement and certified a nationwide class of borrowers. In the fourth quarter of 2000, the Company recorded a $23.2 million charge to cover the estimated costs of the settlement, including payments to borrowers. Due to appeals by members of classes in two related cases, payments to borrowers in the settlement are delayed pending the outcome of the appeals. The settlement includes an injunction that prohibits certain practices and specifies the basis on which agency pool insurance, captive mortgage reinsurance, contract underwriting and other products may be provided in compliance with the Real Estate Settlement Procedures Act. There can be no assurance that the standards established by the injunction will be determinative of compliance with the Real Estate Settlement Procedures Act were additional litigation to be brought in the future.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Shares in thousands)
Weighted-average shares — Basic EPS	98,615	105,181	99,073	105,733
Common stock equivalents	166	740	129	737

Weighted-average shares — Diluted EPS	98,781	105,921	99,202	106,470

Note 6 - New accounting standards

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock- Based Compensation — Transition and Disclosure, an amendment to SFAS No. 123, Accounting for Stock-Based Compensation.

     Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted or modified on or after January 1, 2003. Awards under the Company’s plans generally vest over periods ranging from one to five years. The cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(Shares in Thousands)
Net income, as reported	$143,777	$170,936	$284,887	$340,123
Add: Stock-based employee compensation expense included in report net income net of related tax effects	1,058	655	2,031	1,284
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,581)	(3,154)	(5,343)	(6,101)

Pro forma net income	$142,254	$168,437	$281,575	$335,306

Earnings per share:
Basic — as reported	$1.46	$1.63	$2.88	$3.22

Basic — pro forma	$1.44	$1.60	$2.84	$3.17

Diluted — as reported	$1.46	$1.61	$2.87	$3.19

Diluted — pro-forma	$1.44	$1.59	$2.84	$3.15

Note 7 - Comprehensive income

     The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(In thousands of dollars)
Net Income	$143,777	$170,936	$284,887	$340,123
Other comprehensive income	33,092	70,153	27,590	49,951

Total comprehensive income	176,869	241,089	$312,477	$390,074

Other comprehensive loss (net of tax):
Unrealized gain on investments	$33,204	$68,933	$27,464	$47,789
Net derivative gains (losses)	(382)	950	(414)	1,622
Amortization of deferred losses	270	270	540	540

Other comprehensive income	$33,092	$70,153	$27,590	$49,951

     The difference between the Company’s net income and total comprehensive income for the six months ended June 30, 2003 and 2002 is due to the change in unrealized appreciation/depreciation on investments, and the market value adjustment of the hedges, both net of tax.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

     Net income for the three months ended June 30, 2003 was $143.8 million, compared to $170.9 million for the same period of 2002, a decrease of 16%. Diluted earnings per share for the three months ended June 30, 2003 was $1.46, compared to $1.61 for the same period last year, a decrease of 9%. Adjusted weighted average diluted shares outstanding for the quarter ended June 30, 2003 and 2002 were 98.8 million and 105.9 million, respectively. As used in this report, the term “Company” means the Company and its consolidated subsidiaries, which do not include less than majority owned joint ventures in which the Company has an equity interest.

     Total revenues for the second quarter 2003 were $459.6 million, an increase of 20% from the $383.8 million for the second quarter 2002. This increase was due to increases in premiums written, realized gains and other revenue. See below for a further discussion of premiums, realized gains and other revenue.

     Losses and expenses for the second quarter were $262.6 million, an increase of 91% from $137.3 million for the same period of 2002. The increase from last year can be attributed to a 169% increase in losses incurred, which primarily related to an increase in delinquent loans and paid losses, and an increase in underwriting expenses of 26%, which, among other items, related to increases in insurance and contract underwriting expenses. See below for a further discussion of losses incurred and expenses.

     The amount of new primary insurance written by MGIC during the three months ended June 30, 2003 was $25.4 billion, compared to $21.8 billion in the same period of 2002, an increase of $3.6 billion. New insurance written on a flow basis increased $2.7 billion during the second quarter of 2003 compared to the corresponding quarter of 2002, with refinance volume increasing over last year. New insurance written in the bulk channel increased $0.9 billion during the three months ended June 30, 2003 compared to the same period of 2002, as further discussed below.

     The $25.4 billion of new primary insurance written during the second quarter of 2003 was offset by the cancellation of $27.5 billion of insurance in force, and resulted in a net decrease of $2.1 billion in primary insurance in force, compared to new primary insurance written of $21.8 billion, the cancellation of $17.9 billion of insurance in force and a net increase of $3.9 billion in primary insurance in force during the second quarter of 2002. Direct primary insurance in force was $193.6 billion at June 30, 2003 compared to $197.0 billion at December 31, 2002 and $194.5 billion at June 30, 2002.

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended June 30, 2003 and June 30, 2002 was $247 million and $83 million, respectively. The Company’s direct pool risk in force was $3.1 billion at June 30, 2003, $2.6 billion at December 31, 2002, and was $2.1 billion at June 30, 2002. Of the pool risk written during the three months ended June 30, 2003, and the risk in force at June 30, 2003, $166 million and $2.6 billion, respectively, represent contractual aggregate loss limits. For pool coverage written during the three months ended June 30, 2003, and $3.8 billion of pool coverage in force at June 30, 2003 without such limits, risk is calculated at $81 million and $486 million, respectively, the estimated amount that would credit enhance these loans to a ‘AA’ level.

     Cancellation activity has historically been affected by the level of mortgage interest rates, with cancellations generally moving inversely to the change in the direction of interest rates. Home mortgage interest rates continued to decline through the first half of 2003. As a result, MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) declined to 49.8% at June 30, 2003 from 56.8% at December 31, 2002 and 59.5% at June 30, 2002. Changes in the direction of interest rates during a quarter do not generally affect persistency until the next quarter and in view of continued strong refinance activity during the second quarter of 2003, the persistency rate at September 30, 2003 could decline from the rate at June 30, 2003.

     New insurance written for bulk transactions was $6.6 billion during the second quarter of 2003 compared to $5.7 billion for the same period a year ago. The Company’s writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. The Company’s writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including the willingness of investors to purchase tranches of the securitization that involve a higher degree of credit risk.

     The Company expects that the loans that are included in bulk transactions will have delinquency and claim rates in excess of those on the Company’s flow business. The Company also expects that loans included in bulk transactions will have lower persistency than the Company’s flow business, although the persistency of bulk loans at June 30, 2003 was higher than the persistency of flow loans at that date, which the Company believes is partially the result of the positive effect that pre-payment penalties had on bulk loan persistency. While the Company believes it has priced its bulk business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

     Net premiums written increased 12% to $320.5 million during the second quarter of 2003, from $286.6 million during the second quarter of 2002. Net premiums earned increased 17% to $337.1 million for the second quarter of 2003 from $288.2 million for the same period in 2002. The increases were primarily a result of a higher percentage of premiums on products with higher premium rates, principally on insurance written through the bulk channel, offset in part by an increase in ceded premiums in captive reinsurance arrangements and in risk sharing arrangements with the GSEs covering insurance written through the flow channel.

     Premiums ceded in captive reinsurance arrangements and in risk sharing arrangements with the GSEs were $29.5 million in the second quarter of 2003, compared to $23.5 million in the same period of 2002. During the quarter ended March 31, 2003, approximately 52% of the Company’s new insurance written on a flow basis was subject to such arrangements compared to 54% for the year ended December 31, 2002. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported as ceded in the quarter in which they are ceded regardless of when the mortgage was insured.

     A substantial portion of the Company’s captive reinsurance arrangements are structured on an excess of loss basis. Effective April 1, 2003, the Company is not participating in excess of loss risk sharing arrangements with net premium cessions in excess of 25% on terms which are generally present in the market. The Company’s position with respect to such risk sharing arrangements is resulting in a reduction in business from certain large lenders and a decline in the Company’s flow market share. Premiums ceded in captive reinsurance and risk sharing arrangements could continue to increase in future quarters due in part to an increase in premiums that are subject to quota share captive reinsurance arrangements.

     Investment income for the second quarter of 2003 was $50.3 million, compared to $51.7 million for the same period in 2002. This decrease was the result of a decrease in the investment yield, offset by increases in the amortized cost of average invested assets to $4.6 billion for the second quarter of 2003 from $4.3 billion for the second quarter of 2002, an increase of 7%. The portfolio’s average pre-tax investment yield was 4.4% for the second quarter of 2003 and 4.9% for the same period in 2002. The portfolio’s average after-tax investment yield was 3.9% for the second quarter of 2003 and 4.3% for the same period in 2002. The Company’s net realized gains were $21.0 million for the three months ended June 30, 2003 compared to net realized gains of $5.0 million during the same period in 2002, resulting primarily from the sale of fixed maturities.

     Other revenue, which is composed of various components, was $51.1 million for the second quarter of 2003, compared with $39.0 million for the same period in 2002. The increase is primarily the result of increases in contract underwriting and increased equity earnings from Sherman Financial Group LLC and its subsidiaries (collectively, “Sherman”), a joint venture with Radian Group Inc. (“Radian”). Equity earnings for the second quarter of 2003 from Credit-Based Asset Servicing and Securitization LLC and its subsidiaries (collectively, “C-BASS”), another joint venture with Radian, were equal to the same period last year.

     C-BASS, in which the Company and Radian each have an interest of approximately 45.9%, is a mortgage investment and servicing firm specializing in credit-sensitive single-family residential mortgage assets and residential mortgage-backed securities. C-BASS principally invests in whole loans (including subprime loans) and mezzanine and subordinated residential mortgage-backed securities backed by non-conforming residential mortgage loans. C-BASS’s servicing operations, conducted through its Litton Loan Servicing subsidiary, principally consist of servicing loans on which C-BASS bears the credit risk. C-BASS’s principal sources of revenues during the last three years and through the second quarter of 2003 were gain on securitization and liquidation of mortgage-related assets, servicing fees and net interest income (including accretion on mortgage securities) although in individual periods the relative contribution of these sources to total revenues has varied. C-BASS’s results of operations are affected by the timing of its securitization transactions. Virtually all of C-BASS’s assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS based on, among other things, valuations provided by financing counterparties. The ultimate value of these assets is the net present value of their future cash flows, which depends on, among other things, the level of losses on the underlying mortgages and prepayment activity by the mortgage borrowers. Market value adjustments could impact C-BASS’s results of operations and the Company’s share of those results.

     Total consolidated assets of C-BASS at June 30, 2003 and December 31, 2002 were approximately $2.288 billion and $1.754 billion, respectively. Total liabilities at June 30, 2003 and December 31, 2002 were approximately $1.860 billion and $1.385 billion, respectively, of which approximately $1.534 billion and $1.110 billion, respectively, were funding arrangements, virtually all of which mature within one-year or less. For the three months ended June 30, 2003 and 2002, revenues of approximately $111 million and $92 million, respectively, and expenses of approximately $64 million and $45 million, respectively, resulted in income before tax of approximately $47 million for both periods. The Company does not anticipate that C-BASS’s income before tax in the second half of 2003 will exceed its income before tax of $68 million in the first half of 2003. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

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

     Because C-BASS and Sherman are accounted for by the equity method, they are not consolidated with the Company and their assets and liabilities do not appear in the Company’s balance sheet. The “investments in joint ventures” item in the Company’s balance sheet reflects the amount of capital contributed by the Company to these joint ventures plus the Company’s share of their tax-effected net income (or minus its share of their tax-effected net loss) and minus capital distributed to the Company by these joint ventures. The Company’s investment in C-BASS on an equity basis at June 30, 2003 was $197.3 million. The Company’s investment in Sherman on an equity basis at June 30, 2003 was $49.3 million.

     As discussed in “Note 1 — Loss Reserves” to the Company’s consolidated financial statements, consistent with industry practice, loss reserves for future claims are established only for loans that are currently delinquent. (The terms “delinquent” and “default” are used interchangeably by the Company.) Loss reserves are established by management’s estimating the number of loans in the Company’s inventory of delinquent loans that will not cure their delinquency (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that the Company will pay in claims on these loans, which is referred to as claim severity. Estimation of losses that the Company will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets.

     Net losses incurred increased 169% to $173.1 million in the second quarter of 2003, from $64.4 million in the same period of 2002. The increase in the second quarter was due to an increase, compared to the inventory at the end of the prior quarter, in the primary notice inventory related to bulk default activity and defaults arising from development of recent flow books of business as well as an increase in net losses paid The average primary claim paid for the three months ended June 30, 2003 was $22,716 compared to $19,603 for the same period in 2002. The Company expects that incurred losses for the third and fourth quarters of 2003 will increase over the level of the second quarter of 2003. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

     Information about the composition of the primary insurance default inventory at June 30, 2003, December 31, 2002 and June 30, 2002 appears in the table below. The Company expects the number of loans in the primary default inventory at the end of the third quarter of 2003 will increase over the end of the second quarter of 2003. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

	June 30,	December 31,	June 30,
	2003	2002	2002

Total loans delinquent	79,671	73,648	59,314
Percentage of loans delinquent (default rate)	4.95%	4.45%	3.60%
Flow loans delinquent	42,934	43,196	35,251
Percentage of flow loans delinquent (default rate)	3.38%	3.19%	2.55%
Bulk loans delinquent	36,737	30,452	24,063
Percentage of bulk loans delinquent (default rate)	10.78%	10.09%	8.97%
A-minus and subprime credit loans delinquent*	30,525	25,504	19,500
Percentage of A-minus and subprime credit loans delinquent (default rate)	13.04%	12.68%	11.11%

* A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.

     The pool notice inventory increased from 26,676 at December 31, 2002 to 27,210 at June 30, 2003; the pool notice inventory was 23,542 at June 30, 2002.

     Information about net losses paid in 2003 and 2002 appears in the table below. The Company expects total paid losses for the third quarter of 2003 will increase over the amount for the second quarter of 2003. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

Net Losses Paid
($ millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Flow	$40	$26	$84	$53
Bulk	36	13	65	22
Second mortgage	8	7	14	14
Pool and other	13	11	23	18

	$97	$57	$186	$107

     The Company has not written any new second mortgage risk for loans closing after 2001.

     At June 30, 2003, 78% of MGIC’s insurance in force was written subsequent to December 31, 2000. On the Company’s flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). The Company expects the period of highest claims frequency on bulk loans will occur earlier than in the historical pattern on the Company’s flow business.

     Underwriting and other expenses increased to $79.2 million in the second quarter of 2003 from $63.0 million in the same period of 2002, an increase of 26%. Among other items, the increase is attributable to increases in expenses related to insurance and contract underwriting activity.

     Interest expense during the second quarter of 2003 was comparable to the same period in 2002 as the effect of an increase in the average amount of commercial paper outstanding during the second quarter of 2003 was generally offset by lower weighted-average interest rates on commercial paper, net of interest rate swap expenses.

     The consolidated insurance operations loss ratio was 51.3% for the second quarter of 2003 compared to 22.3% for the second quarter of 2002. The consolidated insurance operations expense and combined ratios were 15.0% and 66.3%, respectively, for the second quarter of 2003 compared to 14.5% and 36.8% for the second quarter of 2002.

     The effective tax rate was 27.0% in the second quarter of 2003, compared to 30.7% in the second quarter of 2002. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

     Net income for the six months ended June 30, 2003 was $284.9 million, compared to $340.1 million for the same period of 2002, a decrease of 16%. Diluted earnings per share for the six months ended June 30, 2003 was $2.87, compared to $3.19 for the same period last year. Adjusted weighted average diluted shares outstanding for the year-to-date period ended June 30, 2003 and 2002 were 99.2 million and 106.5 million, respectively.

     Total revenues for the first half of 2003 were $882.5 million, an increase of 16% from the $759.4 million for the first half of 2002. This increase was due to increases in premiums written, other revenue and realized gains. See below for a further discussion of premiums and other revenue.

     Losses and expenses for the first half of 2003 were $489.5 million, an increase of 83% from $268.1 million for the same period of 2002. The increase from last year can be attributed to a 154% increase in losses incurred, which primarily related to an increase in delinquent loans and paid losses, and an aggregate increase in underwriting expenses of 21%, which, among other items, related to increases in insurance and contract underwriting expenses. See below for a further discussion of losses incurred and expenses.

     The amount of new primary insurance written by MGIC during the six months ended June 30, 2003 was $49.5 billion, compared to $45.4 billion in the same period of 2002, an increase of $4.1 billion. New insurance written in the bulk channel increased $1.0 billion during the first half of 2003 compared to the same period of 2002, from $12.3 billion to $13.3 billion, for the six months ended June 30, 2002 and 2003, respectively. New insurance written on a flow basis increased from $33.1 billion to $36.2 billion for the six months ended June 30, 2002 and 2003, respectively, with refinance volume increasing over last year.

     The $49.5 billion of new primary insurance written during the first half of 2003 was offset by the cancellation of $52.9 billion of insurance in force, and resulted in a net decrease of $3.4 billion in primary insurance in force, compared to new primary insurance written of $45.4 billion, the cancellation of $34.8 billion of insurance in force and a net increase of $10.6 billion in primary insurance in force during the first half of 2002.

     New pool risk written during the six months ended June 30, 2003 and June 30, 2002 was $595 million and $190 million, respectively. Of the pool risk written during the six months ended June 30, 2003, $406 million represents contractual aggregate loss limits. For pool coverage written during the six months ended June 30, 2003 without such limits, risk is calculated at $189 million, the estimated amount that would credit enhance these loans to a ‘AA’ level.

     Cancellations increased during the first half of 2003 compared to the cancellation levels of 2002 which resulted in a decrease in the MGIC persistancy rate to 49.8% at June 30, 2003 from 56.8% at December 31, 2002 and 59.5% at June 30, 2002.

     Net premiums written increased 16% to $662.1 million during the first half of 2003, from $569.7 million during the first half of 2002. Net premiums earned increased 17% to $669.3 million for the first half of 2003 from $572.6 million for the same period in 2002. The increases were primarily a result of a higher percentage of premiums on products with higher premium rates, principally on insurance written through the bulk channel, offset in part by an increase in ceded premiums.

     Premiums ceded in captive reinsurance arrangements and in risk sharing arrangements with the GSEs were $59.5 million in the first half of 2003, compared to $45.0 million in the same period of 2002.

     Investment income for the first half of 2003 was $101.4 million, compared to $103.6 million for the same period in 2002. This decrease was the result of a decrease in the investment yield, offset by increases in the amortized cost of average invested assets to $4.6 billion for the first half of 2003 from $4.1 billion for the first half of 2002, an increase of 10%. The portfolio’s average pre-tax investment yield was 4.4% for the first half of 2003 and 4.9% for the same period in 2002. The portfolio’s average after-tax investment yield was 4.0% for the first half of 2003 and 4.3% for the same period in 2002. The Company’s net realized gains were $26.6 million for the six months ended June 30, 2003 compared to net realized gains of $13.1 million during the same period in 2002, resulting primarily from the sale of fixed maturities.

     Other revenue was $85.2 million for the first half of 2003, compared with $70.1 million for the same period in 2002. The increase is primarily the result of an increase in contract underwriting and increased equity earnings from Sherman offset by a decrease in equity earnings from C-BASS.

     For the six months ended June 30, 2003 and 2002, C-BASS had revenues of approximately $178 million and $164 million, respectively, and expenses of approximately $110 million and $82 million, respectively, resulted in income before tax of approximately $68 million and $82 million, respectively. See “Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002” for a discussion of C-BASS’s expectation of their results for the remainder of 2003.

     Net losses incurred increased 154% to $315.3 million in the first half of 2003, from $124.1 million in the same period of 2002. The increase was due to an increase in the primary notice inventory related to bulk default activity and defaults arising from development of recent flow books of business as well as an increase in net losses paid. The average claim paid for the six months ended June 30, 2003 was $22,784 compared to $19,727 for the same period in 2002. For information about the notice inventory, default rates and losses paid, see “Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002.”

     Underwriting and other expenses increased to $153.5 million in the first half of 2003 from $127.5 million in the same period of 2002, an increase of 20%. Among other items, the increase is attributable to increases in expenses related to insurance and contract underwriting activity.

     Interest expense increased to $20.7 million in the first half of 2003 from $16.5 million during the same period in 2002 primarily due to an increase in the average debt outstanding offset by lower weighted-average interest rates during the six months ended June 30, 2003 compared to the comparable period in 2002.

     The consolidated insurance operations loss ratio was 47.1% for the first half of 2003 compared to 21.7% for the first half of 2002. The consolidated insurance operations expense and combined ratios were 14.6% and 61.7%, respectively, for the first half of 2003 compared to 15.0% and 36.7% for the first half of 2002.

     The effective tax rate was 27.5% in the first half of 2003, compared to 30.8% in the first half of 2002. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments.

Other Matters

     For a discussion of certain litigation involving the Company, see Note 4 to the Notes to the Consolidated Financial Statements, which appears above, and “Risk Factors—The mortgage insurance industry is subject to litigation risk,” which appears below.

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

Financial Condition

     Consolidated total investments and cash balances increased approximately $0.3 billion to $5.0 billion at June 30, 2003 from $4.7 billion at December 31, 2002, primarily due to net cash provided by operating activities and the change in unrealized gains on securities marked to market, offset by repayment of a portion of the outstanding debt and by funds used to repurchase Common Stock discussed under “Liquidity and Capital Resources” below. The Company generated net cash from operating activities of $332.4 million for the first six months of 2003, compared to $320.6 million generated during the same period in 2002. The increase in operating cash flows during the first six months of 2003 compared to 2002 is due primarily to increases in premiums, offset by increases in losses paid.

     As of June 30, 2003, the Company had $127.5 million of short-term investments with maturities of 90 days or less, and 79% of the portfolio was invested in tax-preferenced securities. In addition, at June 30, 2003, based on book value, the Company’s fixed income securities were approximately 99% invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. At June 30, 2003, the Company had $7.6 million of investments in equity securities compared to $10.8 million at December 31, 2002.

     At June 30, 2003, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2003, the effective duration of the Company’s fixed income investment portfolio was 5.3 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.3% change in the market value of the Company’s fixed income portfolio.

     The Company’s investments in joint ventures increased $26.5 million from $240.1 million at December 31, 2002 to $266.6 million at June 30, 2003 primarily as a result of equity earnings and additional investments in partnerships that generate affordable housing tax credits offset by dividends received, the proceeds of the sale of the interest in Sherman referred to above and the Company’s share of losses on investments in partnerships that generate affordable housing tax credits. These joint ventures are reported on the equity method. Only the Company’s investment in the joint ventures appears on the Company’s balance sheet.

     Consolidated loss reserves increased to $861.1 million at June 30, 2003 from $733.2 million at December 31, 2002, reflecting increases in the primary insurance notice inventory, as discussed earlier. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $7.9 million from $170.2 million at December 31, 2002, to $162.3 million at June 30, 2003, primarily reflecting the continued high level of monthly premium policies written for which there is no unearned premium.

     Consolidated shareholders’ equity increased to $3.6 billion at June 30, 2003, from $3.4 billion at December 31, 2002, an increase of 7%. This increase consisted of $284.9 million of net income during the first six months of 2003 and other comprehensive income, net of tax, of $27.6 million, offset by $71.4 million from the repurchase of treasury stock (net of reissuances), and dividends declared of $5.0 million.

Liquidity and Capital Resources

     The Company’s consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of approximately $332.4 million and $320.6 million for the six months ended June 30, 2003 and 2002, respectively, as shown on the Consolidated Statement of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Cash-flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by other than the seller. Substantially all of the investment portfolio securities are held by the Company’s insurance subsidiaries.

     The Company has a $285 million commercial paper program, which is rated ‘A-1’ by Standard and Poors (“S&P”) and ‘P-1’ by Moody’s. At June 30, 2003 and 2002, the Company had $103.5 million and $113.0 million in commercial paper outstanding with a weighted average interest rate of 1.13% and 1.87%, respectively.

     The Company had $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at June 30, 2003 and 2002.

     The Company had a $285 million credit facility available at June 30, 2003 expiring in 2006. Under the terms of the credit facility as amended in July 2002, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders position (which includes MGIC’s surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2003, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $181.5 million at June 30, 2003.

     During the six months ended June 30, 2003 the Company repurchased 2.2 million shares at a cost of $89.2 million. In May 2003 the Company announced a new share repurchase program which together with the remaining shares from a program announced in October 2002 authorizes the purchase of 7.7 million shares. From mid-1997 through June 2003, the Company has repurchased 23.6 million shares of Common Stock at a cost of $1.2 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. As a result of dividends paid by MGIC during 2003, MGIC may not pay any other dividends during 2003 without the approval of the Office of the Commissioner of Insurance of the State of Wisconsin.

     Interest payments on all long-term and short-term debt were $21.4 million and $15.5 million for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, the market value of the outstanding debt is $661.0 million.

     The Company uses interest rate swaps to hedge interest rate exposure associated with its short- and long-term debt. In 2000, the Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. This swap was terminated in June 2002. In June 2002, a swap designated as a cash flow hedge was amended to coincide with the new credit facilities. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facilities and is designated as a cash flow hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Expenses on the swaps for the six months ended June 30, 2003 and 2002 of approximately $1.6 million and $0.3 million, respectively, were included in interest expense. The cash flow swap outstanding at June 30, 2003 and December 31, 2002 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     The Company’s principal category of contingent liabilities is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2003, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $54.8 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through June 30, 2003, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     MGIC is the principal insurance subsidiary of the Company. MGIC’s risk-to-capital ratio was 8.4:1 at June 30, 2003 (determined using $42.4 billion of risk, which includes calculated risk of $486 million on $3.8 billion of contractual pool risk, and $5.0 billion of capital) compared to 8.7:1 at December 31, 2002 (determined using $42.4 billion of risk, which includes calculated risk of $274 million on $3.0 billion of contractual pool risk, and $4.9 billion of capital). The decrease was due to an increase in MGIC’s capital of $0.1 billion, during the first six months of 2003.

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

     The mix of business the Company writes also affects the likelihood of losses occurring. In recent years, a greater percentage of the Company’s volume than in the past has included segments that the Company views as having a higher probability of claim, including loans with LTV ratios over 95%, FICO credit scores below 620 or limited underwriting.

     In addition, the performance of the servicing function on a mortgage loan, particularly a subprime loan, can affect the likelihood that the loan will default as well as the loss resulting from a default. At June 30, 2003, the Company believes Fairbanks Capital Corp. (“Fairbanks”) was the servicer of approximately 2% of the loans in the Company’s insurance inforce and approximately 8% of the loans in the Company’s bulk insurance inforce through the bulk channel (of which approximately 17% are subprime). The servicer ratings assigned to Fairbanks by Moody’s and S&P were downgraded during the second quarter from “strong” to “below average” due in part to concerns expressed by those rating agencies about Fairbanks’ regulatory compliance and operational controls.

     Competition or changes in the Company’s relationships with its customers could reduce the Company’s revenues or increase its losses.

     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but increasingly with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender. During the quarter ended March 31, 2003, about 52% of the Company’s new insurance written on a flow basis was subject to risk sharing arrangements.

     A substantial portion of the Company’s captive mortgage reinsurance arrangements are structured on an excess of loss basis. Effective April 1, 2003 the Company is not participating in excess of loss risk sharing arrangements with net premium cessions in excess of 25% on terms which are generally present in the market. The captive mortgage reinsurance programs of larger lenders generally are not consistent with the Company’s position. The Company’s position with respect to such risk sharing arrangements is resulting in a reduction of business from such lenders and in a decline in the Company’s flow market share, which for the second quarter of 2003 was 21.7% compared to 24.5% for the fourth quarter of 2002, both as reported by Inside Mortgage Finance.

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

     In recent years, the length of time that our policies remain in force has declined and at June 30, 2003 our persistency was at a record low.

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

     In general, substantially all of the underwriting profit (premium revenue minus losses) that a book of mortgage insurance generates occurs in the early years of the book, with most of the underwriting profit realized in the first year. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern of results occurs because relatively few of the claims that a book will ultimately experience occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as persistency decreases due to loan prepayments, and higher losses. All other things being equal, a decline in new insurance written following a number of years of higher volume would generally be expected to adversely impact the mortgage insurer’s overall results because the older books will be experiencing declines in revenue and increases in losses with a lower amount of underwriting profit on the new book available to offset these results.

     The Company’s new insurance written during 2000 — 2002 was $41.5 billion, $86.1 billion and $92.5 billion, respectively, and its new insurance written during the first half of 2003 was $49.5 billion. The Company expects that the unprecedented period of refinance activity that positively affected volume for the past two and one-half years will end later in 2003. As a result, the Company expects new insurance written in 2004 will be materially lower than in 2003.

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

     While no data is publicly available, the Company believes that 80-10-10 loans remain a significant percentage of mortgage originations.

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

     In recent years, consumers have brought a growing number of lawsuits against home mortgage lenders and settlement service providers. As of the end of the second quarter of 2003, seven mortgage insurers, including the Company’s MGIC subsidiary, were involved in litigation alleging violations of the Real Estate Settlement Procedures Act. MGIC and two other mortgage insurers entered into an agreement to settle the cases against them in December 2000, and two other mortgage insurers subsequently entered into a comparable settlement agreements. In June 2001, the Court entered a final order approving the settlement to which MGIC and the other two insurers are parties, although due to appeals challenging certain aspects of this settlement, the final implementation of the settlement will not occur until the appeals are resolved. The

Company took a $23.2 million pretax charge in 2000 to cover MGIC’s share of the estimated costs of the settlement. While MGIC’s settlement includes an injunction that prohibits certain practices and specifies the basis on which other practices may be done in compliance with the Real Estate Settlement Procedures Act, MGIC may still be subject to future litigation under the Real Estate Settlement Procedures Act.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2003, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company’s philosophy is to invest in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue and issuer. At June 30, 2003, the effective duration of the Company’s fixed income investment portfolio was 5.3 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.3% change in the market value of the Company’s fixed income investment portfolio. The Company’s borrowings under the commercial paper program are subject to interest rates that are variable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of the Company’s interest rate swaps.

ITEM 4.   CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, also evaluated whether any change in the Company’s internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART II.   OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on May 8, 2003.

(b)	Not applicable

(c)	Matters voted upon at the Annual Meeting and the number of shares voted for, against, withheld, abstaining from voting and broker non-votes were as follows:

(1) Election of four Directors for a term expiring in 2006:

	FOR	WITHHELD

Karl E. Case	90,141,178	1,701,826
Curt S. Culver	90,139,174	1,703,830
William A. McIntosh	90,111,496	1,731,508
Leslie M. Muma	88,271,125	3,571,879

(2) Approval of performance goals for the award of restricted stock under the 2002 Stock Incentive Plan:

For:	85,021,294
Against:	6,221,486
Abstaining from voting:	600,224
Broker non-votes:	0

(3) Ratification of the appointment of PricewaterhouseCoopers LLP (“PwC”) as independent accountants for the Company for 2003.

For:	87,597,187
Against:	3,674,000
Abstaining from vote:	571,817

There were no broker non-votes in the Election of Directors or the ratification of the appointment of PwC.

(d)	Not applicable

ITEM 5.  OTHER INFORMATION

     The information below is furnished under Item 11 of Form 8-K pursuant to Release No. 34-47583:

     The Company was notified on July 14, 2003 that US Bank, the administrator and custodian of the Company’s Profit Sharing and Retirement Plan (the “Plan”), is making enhancements to its record keeping system. As a result, the Plan will be closed to participant investment direction beginning on Friday, August 15 and ending at 8:00 AM on August 27, 2003 (this period is referred to as the “blackout period”). The Common Stock of the Company and options to purchase such stock are the classes of equity security subject to the blackout period.

     The Company has not designated any person to respond to inquiries about the blackout period. The name, address and telephone number of the person performing the function of the Company’s human resource director is John D. Ludwick, 250 East Kilbourn Avenue, Milwaukee, WI 53202, 414-347-6577.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q. The Company is a party to various agreements regarding long-term debt that are not filed as exhibits pursuant to Reg. S-K Item 602 (b)(4)(iii)(A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.

(b)	Reports on Form 8-K — A report on Form 8-K dated April 15, 2003 was filed under Item 9 Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 13, 2003.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer

\s\ Joseph J. Komanecki
Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”).