Form 10-Q
period 2003-09-30
MGIC INVESTMENT CORP
filed 2003-11-13
CIK 876437

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-10816

MGIC INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	39-1486475 (I.R.S. Employer Identification No.)

250 E. KILBOURN AVENUE MILWAUKEE, WISCONSIN (Address of principal executive offices)	53202 (Zip Code)

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

YES X	NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES

Common stock	$1.00	10/31/03	98,448,344

MGIC INVESTMENT CORPORATION

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheet as of September 30, 2003 (Unaudited) and December 31, 2002	3

	Consolidated Statement of Operations for the Three and Nine Month Periods Ended September 30, 2003 and 2002 (Unaudited)	4

	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	34-35

SIGNATURES		36

INDEX TO EXHIBITS		37

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
September 30, 2003 (Unaudited) and December 31, 2002

	September 30,	December 31,
	2003	2002

ASSETS	(In thousands of dollars)
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities	$4,884,144	$4,613,462
Equity securities	7,390	10,780
Short-term investments	213,548	102,230

Total investment portfolio	5,105,082	4,726,472

Cash	9,068	11,041
Accrued investment income	56,976	58,432
Reinsurance recoverable on loss reserves	18,730	21,045
Reinsurance recoverable on unearned premiums	7,457	8,180
Premiums receivable	107,788	97,751
Home office and equipment, net	37,543	35,962
Deferred insurance policy acquisition costs	33,735	31,871
Investments in joint ventures	279,373	240,085
Other assets	85,660	69,464

Total assets	$5,741,412	$5,300,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$956,541	$733,181
Unearned premiums	162,248	170,167
Short- and long-term debt (note 2)	604,717	677,246
Income taxes payable	121,154	133,843
Other liabilities	197,748	190,674

Total liabilities	2,042,408	1,905,111

Contingencies (note 4)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 9/30/03 — 121,586,617 12/31/02 — 121,418,637; shares outstanding, 9/30/03 — 98,506,544 12/31/02 — 100,251,444	121,587	121,419
Paid-in surplus	238,484	232,950
Members’ equity	935	380
Treasury stock (shares at cost, 9/30/03 — 23,080,073 12/31/02 — 21,167,193)	(1,111,027)	(1,035,858)
Accumulated other comprehensive income, net of tax	138,049	147,908
Retained earnings	4,310,976	3,928,393

Total shareholders’ equity	3,699,004	3,395,192

Total liabilities and shareholders’ equity	$5,741,412	$5,300,303

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Nine Month Periods Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$375,707	$336,516	$1,097,665	$957,065
Assumed	35	105	77	242
Ceded (note 3)	(29,130)	(35,260)	(89,042)	(86,234)

Net premiums written	346,612	301,361	1,008,700	871,073
(Increase) decrease in unearned premiums	(7)	(2,408)	7,196	498

Net premiums earned	346,605	298,953	1,015,896	871,571
Investment income, net of expenses	50,049	51,036	151,446	154,640
Realized investment gains, net	6,740	8,891	33,375	21,984
Other revenue	42,197	31,926	127,372	102,014

Total revenues	445,591	390,806	1,328,089	1,150,209

Losses and expenses:
Losses incurred, net	220,726	101,094	536,057	225,224
Underwriting and other expenses, net	76,800	64,646	230,304	192,163
Interest expense	10,191	10,070	30,892	26,522

Total losses and expenses	307,717	175,810	797,253	443,909

Income before tax	137,874	214,996	530,836	706,300
Provision for income tax	32,745	63,426	140,820	214,607

Net income	$105,129	$151,570	$390,016	$491,693

Earnings per share (note 5):
Basic	$1.07	$1.47	$3.94	$4.69

Diluted	$1.06	$1.47	$3.94	$4.66

Weighted average common shares outstanding — diluted (shares in thousands, note 5)	98,825	103,361	99,083	105,511

Dividends per share	$0.025	$0.025	$0.075	$0.075

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands of dollars)
Cash flows from operating activities:
Net income	$390,016	$491,693
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	21,495	17,900
Increase in deferred insurance policy acquisition costs	(23,359)	(17,632)
Depreciation and amortization	15,820	8,730
Decrease in accrued investment income	1,456	3,786
Decrease in reinsurance recoverable on loss reserves	2,315	4,222
Decrease (increase) in reinsurance recoverable on unearned premiums	723	(297)
Increase in loss reserves	223,360	53,513
Decrease in unearned premiums	(7,919)	(200)
(Decrease) increase in income taxes payable	(12,689)	73,963
Equity earnings in joint ventures	(60,125)	(58,951)
Other	(15,377)	(99,437)

Net cash provided by operating activities	535,716	477,290

Cash flows from investing activities:
Purchase of fixed maturities	(2,339,236)	(1,985,114)
Additional investment in joint ventures	(7,793)	—
Sale of investment in joint ventures	3,396	—
Sale of equity securities	4,133	3,424
Proceeds from sale or maturity of fixed maturities	2,078,154	1,695,034

Net cash used in investing activities	(261,346)	(286,656)

Cash flows from financing activities:
Dividends paid to shareholders	(7,433)	(7,845)
Proceeds from issuance of long-term debt	—	199,992
Repayment of short- and long-term debt	(73,537)	(40,446)
Reissuance of treasury stock	335	16,696
Repurchase of common stock	(89,192)	(338,818)
Common stock issued	4,802	308

Net cash used in financing activities	(165,025)	(170,113)

Net increase in cash and short-term investments	109,345	20,521
Cash and short-term investments at beginning of period	113,271	186,352

Cash and short-term investments at end of period	$222,616	$206,873

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

Note 1 – Basis of presentation and summary of certain significant accounting policies

     The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the “Company”) and its majority owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K for that year.

     The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, including normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

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

     The Company amortized $21.5 million and $17.9 million of deferred insurance policy acquisition costs during the nine months ended September 30, 2003 and 2002, respectively.

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

Note 2 – Short- and long-term debt

     The Company has a $285 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At September 30, 2003 and 2002, the Company had $105.0 million and $134.0 million in commercial paper outstanding with a weighted average interest rate of 1.15% and 1.85%, respectively.

     The Company has a $285 million credit facility available at September 30, 2003, expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2003, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $180.0 million at September 30, 2003.

     The Company had $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at September 30, 2003 and 2002.

     Interest payments on all long-term and short-term debt were $28.8 million and $23.0 million for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, the market value of the outstanding debt is $648.2 million.

     The Company uses interest rate swaps to hedge interest rate exposure associated with its short- and long-term debt. In 2000, the Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. This swap was terminated in June 2002. In May 2002, a swap designated as a cash flow hedge was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Expenses on the swaps for the nine months ended September 30, 2003 and 2002 of approximately $2.5 million and $1.0 million, respectively, were included in interest expense. The cash flow swap outstanding at September 30, 2003 and December 31, 2002 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

Note 3 – Reinsurance

     The Company cedes a portion of its business to reinsurers and records assets for reinsurance recoverable on estimated reserves for unpaid losses and unearned premiums. Business written between 1985 and 1993 is ceded under various quota share reinsurance agreements with several reinsurers who are not affiliated with mortgage lenders. The Company receives a ceding commission in connection with this reinsurance. In addition, beginning in 1997, the Company has ceded business to captive reinsurance subsidiaries of certain mortgage lenders primarily under excess of loss agreements.

     The reinsurance recoverable on loss reserves and the reinsurance recoverable on unearned premiums primarily represent amounts ceded to large international reinsurers. Generally, reinsurance recoverables on loss reserves and unearned premiums are backed by trust funds or letters of credit. No reinsurer represents more than $3 million of the aggregate amount recoverable on these items.

Note 4 – Contingencies and litigation settlement

     The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

     In addition, in March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations.

     In June 2001, the Federal District Court for the Southern District of Georgia, before which Downey et. al. v. MGIC was pending, issued a final order approving a settlement agreement and certified a nationwide class of borrowers. In the fourth quarter of 2000, the Company recorded a $23.2 million charge to cover the estimated costs of the settlement, including payments to borrowers. Due to appeals by members of classes in two related cases, payments to borrowers in the settlement were delayed pending the outcome of the appeals. The settlement became final when these appeals were dismissed in October 2003. The settlement includes an injunction expiring at the end of 2003 that prohibits certain practices and specifies the basis on which agency pool insurance, captive mortgage reinsurance, contract underwriting and other products may be provided in compliance with the Real Estate Settlement Procedures Act. There can be no assurance that the standards established by the injunction will be determinative of compliance with the Real Estate Settlement Procedures Act were additional litigation to be brought in the future.

     The complaint in the case alleged that MGIC violated the Real Estate Settlement Procedures Act by providing agency pool insurance, captive mortgage reinsurance, contract underwriting and other products that were not properly priced, in return for the referral of mortgage insurance. The complaint sought damages of three times the amount of the mortgage insurance premiums that had been paid for the mortgage insurance found to be involved in a violation of the Real Estate Settlement Procedures Act. The complaint also sought injunctive relief, including prohibiting MGIC from receiving future premium payments.

Note 5 – Earnings per share

     The Company’s basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, Earnings Per Share. The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Shares in thousands)
Weighted-average shares — Basic EPS	98,489	102,825	98,879	104,793
Common stock equivalents	336	536	204	718

Weighted-average shares — Diluted EPS	98,825	103,361	99,083	105,511

Note 6 – New accounting standards

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands of dollars, except per share data)

Net income, as reported	$105,129	$151,570	$390,016	$491,693

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,058	663	3,088	1,947

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,581)	(3,162)	(7,923)	(9,264)

Pro forma net income	$103,606	$149,071	$385,181	$484,376

Earnings per share:

Basic — as reported	$1.07	$1.47	$3.94	$4.69

Basic — pro forma	$1.05	$1.45	$3.90	$4.62

Diluted — as reported	$1.06	$1.47	$3.94	$4.66

Diluted — pro-forma	$1.05	$1.44	$3.89	$4.59

Note 7 — Comprehensive income

     The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands of dollars)
Net Income	$105,129	$151,570	$390,016	$491,693
Other comprehensive income (loss)	(37,449)	100,814	(9,859)	150,765

Total comprehensive income	$67,680	$252,384	$380,157	$642,458

Other comprehensive income (loss) (net of tax):
Unrealized gain (loss) on investments	$(38,627)	$103,623	$(11,163)	$151,412
Net derivative gains (losses)	908	(3,079)	494	(1,457)
Amortization of deferred losses	270	270	810	810

Other comprehensive income (loss)	$(37,449)	$100,814	$(9,859)	$150,765

     The difference between the Company’s net income and total comprehensive income for the nine months ended September 30, 2003 and 2002 is due to the change in unrealized appreciation/depreciation on investments, and the market value adjustment of the hedges, both net of tax.

Note 8 — Accounting for Derivatives and Hedging Activities

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Consolidated Operations

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

     Net income for the three months ended September 30, 2003 was $105.1 million, compared to $151.6 million for the same period of 2002, a decrease of 31%. Diluted earnings per share for the three months ended September 30, 2003 was $1.06, compared to $1.47 for the same period last year, a decrease of 28%. Adjusted weighted average diluted shares outstanding for the quarter ended September 30, 2003 and 2002 were 98.8 million and 103.4 million, respectively. As used in this report, the term “Company” means the Company and its consolidated subsidiaries, which do not include less than majority owned joint ventures in which the Company has an equity interest.

     Total revenues for the third quarter 2003 were $445.6 million, an increase of 14% from the $390.8 million for the third quarter 2002. This increase was due to increases in premiums written and other revenue. See below for a further discussion of premiums and other revenue.

     Losses and expenses for the third quarter were $307.7 million, an increase of 75% from $175.8 million for the same period of 2002. The increase from last year can be attributed to a 118% increase in losses incurred, which primarily related to an increase in delinquent loans and paid losses, and an increase in underwriting expenses of 19%, which, among other items, related to increases in insurance and contract underwriting expenses. See below for a further discussion of losses incurred and expenses.

     The amount of new primary insurance written by MGIC during the three months ended September 30, 2003 was $28.0 billion, compared to $21.9 billion in the same period of 2002, an increase of $6.1 billion. New insurance written on a flow basis increased $3.2 billion during the third quarter of 2003 compared to the corresponding quarter of 2002, with refinance volume increasing over last year. New insurance written in the bulk channel increased $2.9 billion during the three months ended September 30, 2003 compared to the same period of 2002.

     There is a delay between the time borrowers receive loan commitments from mortgage lenders and the time loans close. As a result, mortgage origination activity during a quarter and related flow mortgage insurance written will in part reflect the mortgage lending environment during the prior quarter. Due to the substantial decline in mortgage refinance commitments during the third quarter of 2003, the Company expects new insurance written on a flow basis in the fourth quarter will decrease substantially from the level of the third quarter.

     The $28.0 billion of new primary insurance written during the third quarter of 2003 was offset by the cancellation of $30.6 billion of insurance in force, and resulted in a net decrease of $2.6 billion in primary insurance in force, compared to new primary insurance written of $21.9 billion, the cancellation of $19.8 billion of insurance in force and a net increase of $2.1 billion in primary insurance in force during the third quarter of 2002. Direct primary insurance in force was $191.0 billion at September 30, 2003 compared to $197.0 billion at December 31, 2002 and $196.6 billion at September 30, 2002.

     Cancellation activity has historically been affected by the level of mortgage interest rates. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) declined to 44.9% at September 30, 2003 from 49.8% at June 30, 2003; persistency was 56.8% at December 31, 2002 and 58.9% at September 30, 2002. In view of the decline in refinance activity, the Company expects that persistency will improve during the fourth quarter of 2003, although the extent of the improvement is not possible to forecast accurately. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

     New insurance written for bulk transactions was $7.3 billion during the third quarter of 2003 compared to $6.6 billion during the second quarter of 2003 and $4.4 billion for the third quarter of 2002. The Company’s writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. The Company’s writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. Competition from such an execution in turn depends on, among other factors, the yield at which investors are willing to purchase tranches of the securitization that involve a higher degree of credit risk and the amount of credit for losses that a rating agency will give to mortgage insurance, which may be affected by the agency’s view of the outlook for the insurer’s claims paying ability.

     The Company expects that the loans that are included in bulk transactions will have delinquency and claim rates in excess of those on the Company’s flow business. The Company also expects that loans included in bulk transactions will have lower persistency than the Company’s flow business, although the persistency of bulk loans at September 30 and June 30, 2003 was higher than the persistency of flow loans at those dates. The Company believes this is partially the result of the positive effect that pre-payment penalties had on bulk loan persistency as well as the historically unprecedented level of cancellations of flow business. While the Company believes it has priced its bulk business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended September 30, 2003 and September 30, 2002 was $257 million and $68 million, respectively. The

Company’s direct pool risk in force was $3.1 billion at September 30, 2003, $2.6 billion at December 31, 2002, and was $2.2 billion at September 30, 2002. Of the pool risk written during the three months ended September 30, 2003, and the risk in force at September 30, 2003, $156 million and $2.5 billion, respectively, represent contractual aggregate loss limits. For pool coverage written during the three months ended September 30, 2003, and $4.0 billion of pool coverage in force at September 30, 2003 without such limits, risk is calculated at $101 million and $588 million, respectively, the estimated amount that would credit enhance these loans to a ‘AA’ level.

     Net premiums written increased 15% to $346.6 million during the third quarter of 2003, from $301.4 million during the third quarter of 2002. Net premiums earned increased 16% to $346.6 million for the third quarter of 2003 from $299.0 million for the same period in 2002. The increases were primarily a result of a higher percentage of premiums on products with higher premium rates, principally on insurance written through the bulk channel.

     Premiums ceded in captive reinsurance arrangements and in risk sharing arrangements with the GSEs were $28.8 million in the third quarter of 2003, compared to $27.7 million in the same period of 2002. During the quarter ended June 30, 2003, approximately 53% of the Company’s new insurance written on a flow basis was subject to such arrangements compared to 54% for the year ended December 31, 2002. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported as ceded in the quarter in which they are ceded regardless of when the mortgage was insured.

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

     Investment income for the third quarter of 2003 was $50.0 million, compared to $51.0 million for the same period in 2002. This decrease was the result of a decrease in the investment yield, offset by increases in the amortized cost of average invested assets to $4.8 billion for the third quarter of 2003 from $4.3 billion for the third quarter of 2002, an increase of 10%. The portfolio’s average pre-tax investment yield was 4.3% for the third quarter of 2003 and 4.8% for the same period in 2002. The portfolio’s average after-tax investment yield was 3.7% for the third quarter of 2003 and 4.3% for the same period in 2002. The Company’s net realized gains were $6.7 million for the three months ended September 30, 2003 compared to net realized gains of $8.9 million during the same period in 2002, resulting primarily from the sale of fixed maturities.

     Other revenue, which is composed of various components, was $42.2 million for the third quarter of 2003, compared with $31.9 million for the same period in 2002. The increase is primarily the result of increases in contract underwriting and increased equity earnings from Credit-Based Asset Servicing and Securitization LLC and its subsidiaries (collectively, “C-BASS”), and from Sherman Financial Group LLC and its subsidiaries (collectively, “Sherman”), joint ventures with Radian Group Inc. (“Radian”).

     C-BASS, in which the Company and Radian each have an interest of approximately 45.9%, is a mortgage investment and servicing firm specializing in credit-sensitive single-family residential mortgage assets and residential mortgage-backed securities. C-BASS principally invests in whole loans (including subprime loans) and mezzanine and subordinated residential mortgage-backed securities backed by non-conforming residential mortgage loans. C-BASS’s servicing operations, conducted through its Litton Loan Servicing subsidiary, principally consist of servicing loans on which C-BASS bears the credit risk. C-BASS’s principal sources of revenues during the last three years and through the third quarter of 2003 were net interest income (including accretion on mortgage securities), servicing fees and gain on securitization and liquidation of mortgage-related assets, although in individual periods the relative contribution of these sources to total revenues has varied. C-BASS’s results of operations are affected by the timing of its securitization transactions. Virtually all of C-BASS’s assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS based on, among other things, valuations provided by financing counterparties. The ultimate value of these assets is the net present value of their future cash flows, which depends on, among other things, the level of losses on the underlying mortgages and prepayment activity by the mortgage borrowers. Market value adjustments could impact C-BASS’s results of operations and the Company’s share of those results.

     Total consolidated assets of C-BASS at September 30, 2003 and December 31, 2002 were approximately $2.757 billion and $1.754 billion, respectively. Total liabilities at September 30, 2003 and December 31, 2002 were approximately $2.313 billion and $1.385 billion, respectively, of which approximately $1.946 billion and $1.110 billion, respectively, were funding arrangements, virtually all of which mature within one-year or less. For the three months ended September 30, 2003 and 2002, revenues of approximately $79 million and $58 million, respectively, and expenses of approximately $53 million and $38 million, respectively, resulted in income before tax of approximately $26 million and $20 million, respectively.

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

     Because C-BASS and Sherman are accounted for by the equity method, they are not consolidated with the Company and their assets and liabilities do not appear in the Company’s balance sheet. The “investments in joint ventures” item in the Company’s balance sheet reflects the amount of capital contributed by the Company to these joint ventures plus the Company’s share of their comprehensive income (or minus its share of their comprehensive loss) and minus capital distributed to the Company by these joint ventures. The Company’s investment in C-BASS on an equity basis at September 30, 2003 was $204.6 million. The Company’s investment in Sherman on an equity basis at September 30, 2003 was $52.3 million.

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

     Net losses incurred increased 118% to $220.7 million in the third quarter of 2003, from $101.1 million in the same period of 2002. The increase in the third quarter was due to an increase, compared to the inventory at the end of the prior quarter, in the primary notice inventory related to defaults arising from development of recent flow and bulk books of business as well as an increase in net losses paid. The average primary claim paid for the three months ended September 30, 2003 was $22,450 compared to $19,737 for the same period in 2002. The Company expects that incurred losses for the fourth quarter of 2003 will increase over the level of the third quarter of 2003. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

     Information about the composition of the primary insurance default inventory at September 30, 2003, December 31, 2002 and September 30, 2002 appears in the table below. The Company expects the number of loans in the primary default inventory at the end of the fourth quarter of 2003 will increase over number in the inventory at the end of the third quarter of 2003. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

	September 30,	December 31,	September 30,
	2003	2002	2002

Total loans delinquent	85,039	73,648	67,114
Percentage of loans delinquent (default rate)	5.41%	4.45%	4.04%

Flow loans delinquent	44,717	43,196	39,292
Percentage of flow loans delinquent (default rate)	3.67%	3.19%	2.85%

Bulk loans delinquent	40,322	30,452	27,822
Percentage of bulk loans delinquent (default rate)	11.41%	10.09%	9.97%

A-minus and subprime credit loans delinquent*	33,583	25,504	23,086
Percentage of A-minus and subprime credit loans delinquent (default rate)	13.73%	12.68%	12.38%

* A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.

     The pool notice inventory increased from 26,676 at December 31, 2002 to 27,792 at September 30, 2003; the pool notice inventory was 25,592 at September 30, 2002.

     Information about net losses paid in 2003 and 2002 appears in the table below. The Company expects total paid losses for the fourth quarter of 2003 will increase over the amount for the third quarter of 2003. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

Net Losses Paid
($ millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Flow	$55	$26	$139	$79
Bulk	46	21	111	43
Second mortgage	8	6	22	20
Pool and other	15	7	38	25

	$124	$60	$310	$167

     The Company has not written any new second mortgage risk for loans closing after 2001.

     At September 30, 2003, 82% of MGIC’s insurance in force was written subsequent to December 31, 2000. On the Company’s flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). The Company expects the period of highest claims frequency on bulk loans will occur earlier than in the historical pattern on the Company’s flow business.

     Underwriting and other expenses increased to $76.8 million in the third quarter of 2003 from $64.6 million in the same period of 2002, an increase of 19%. Among other items, the increase is attributable to increases in expenses related to insurance and contract underwriting activity.

     The consolidated insurance operations loss ratio was 63.7% for the third quarter of 2003 compared to 33.8% for the third quarter of 2002. The consolidated insurance operations expense and combined ratios were 14.0% and 77.7%, respectively, for the third quarter of 2003 compared to 14.1% and 47.9% for the third quarter of 2002.

     The effective tax rate was 23.7% in the third quarter of 2003, compared to 29.5% in the third quarter of 2002. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The lower effective tax rate in 2003 principally resulted from a higher percentage of total income before tax being generated from tax-preferenced investments.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

     Additional information about certain of matters discussed below may be found in the comparable discussion under “Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002.”

     Net income for the nine months ended September 30, 2003 was $390.0 million, compared to $491.7 million for the same period of 2002, a decrease of 21%. Diluted earnings per share for the nine months ended September 30, 2003 was $3.94, compared to $4.66 for the same period last year. Adjusted weighted average diluted shares outstanding for the year-to-date period ended September 30, 2003 and 2002 were 99.1 million and 105.5 million, respectively.

     Total revenues for the first nine months of 2003 were $1,328.1 million, an increase of 15% from the $1,150.2 million for the first nine months of 2002. This increase was due to increases in premiums written, other revenue and realized gains. See below for a further discussion of premiums, other revenue and realized gains.

     Losses and expenses through September 30, 2003 were $797.3 million, an increase of 80% from $443.9 million for the same period of 2002. The increase from last year can be attributed to a 138% increase in losses incurred, which primarily related to an increase in delinquent loans and paid losses, and an increase in underwriting expenses of 20%, which, among other items, related to increases in insurance and contract underwriting expenses. See below for a further discussion of losses incurred and expenses.

     The amount of new primary insurance written by MGIC during the nine months ended September 30, 2003 was $77.5 billion, compared to $67.3 billion in the same period of 2002, an increase of $10.2 billion. New insurance written in the bulk channel increased $3.9 billion from $16.7 billion to $20.6 billion, for the nine months ended September 30, 2002 and 2003, respectively. New insurance written on a flow basis increased from $50.6 billion to $56.9 billion for the nine months ended September 30, 2002 and 2003, respectively, with refinance volume increasing over last year.

     The $77.5 billion of new primary insurance written during the first nine months of 2003 was offset by the cancellation of $83.5 billion of insurance in force, and resulted in a net decrease of $6.0 billion in primary insurance in force, compared to new primary insurance written of $67.3 billion, the cancellation of $54.6 billion of insurance in force and a net increase of $12.7 billion in primary insurance in force during the first nine months of 2002.

     New pool risk written during the nine months ended September 30, 2003 and September 30, 2002 was $852 million and $258 million, respectively. Of the pool risk written during the nine months ended September 30, 2003, $562 million represents contractual aggregate loss limits. For pool coverage written during the nine months ended September 30, 2003 without such limits, risk is calculated at $290 million, the estimated amount that would credit enhance these loans to a ‘AA’ level.

     Net premiums written increased 16% to $1,008.7 million during the first nine months of 2003, from $871.1 million during the first nine months of 2002. Net premiums earned increased 17% to $1,015.9 million through September 30, 2003 from $871.6 million for the same period in 2002. The increases were primarily a result of a higher percentage of premiums on products with higher premium rates, principally on insurance written through the bulk channel, offset in part by an increase in ceded premiums.

     Premiums ceded in captive reinsurance arrangements and in risk sharing arrangements with the GSEs were $88.2 million through September 30, 2003, compared to $72.7 million in the same period of 2002.

     Investment income for the first nine months of 2003 was $151.4 million, compared to $154.6 million for the same period in 2002. This decrease was the result of a decrease in the investment yield, offset by increases in the amortized cost of average invested assets to $4.7 billion for the first nine months of 2003 from $4.2 billion for the same period in 2002, an increase of 12%. The portfolio’s average pre-tax investment yield was 4.3% through September 30, 2003 and 4.9% for the same period in 2002. The portfolio’s average after-tax investment yield was 3.7% for the first nine months of 2003 and 4.4% for the same period in 2002. The Company’s net realized gains were $33.4 million for the nine months ended September 30, 2003 compared to net realized gains of $22.0 million during the same period in 2002, resulting primarily from the sale of fixed maturities.

     Other revenue was $127.4 million for the first nine months of 2003, compared with $102.0 million for the same period in 2002. The increase is primarily the result of an increase in contract underwriting and increased equity earnings from Sherman offset by a decrease in equity earnings from C-BASS.

     For the nine months ended September 30, 2003 and 2002, C-BASS had revenues of approximately $257 million and $218 million, respectively, and expenses of approximately $163 million and $116 million, respectively, which resulted in income before tax of approximately $94 million and $102 million, respectively.

     Net losses incurred increased 138% to $536.1 million in the first nine months of 2003, from $225.2 million in the same period of 2002. The increase was due to an increase in the primary notice inventory related to defaults arising from development of recent flow and bulk books of business as well as an increase in net losses paid. The average claim paid for the nine months ended September 30, 2003 was $22,648 compared to $19,731 for the same period in 2002.

     Underwriting and other expenses increased to $230.3 million in the first nine months of 2003 from $192.2 million in the same period of 2002, an increase of 20%. Among other items, the increase is attributable to increases in expenses related to insurance and contract underwriting activity.

     Interest expense increased to $30.9 million through September 30, 2003 from $26.5 million during the same period in 2002 primarily due to an increase in the average debt outstanding offset by lower weighted-average interest rates during the nine months ended September 30, 2003 compared to the comparable period in 2002.

     The consolidated insurance operations loss ratio was 52.7% for the first nine months of 2003 compared to 25.8% for the first nine months of 2002. The consolidated insurance operations expense and combined ratios were 14.4% and 67.1%, respectively, for the first nine months of 2003 compared to 14.7% and 40.5% for the first nine months of 2002.

     The effective tax rate was 26.5% through September 30, 2003, compared to 30.4% in the same period of 2002. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The lower effective tax rate in 2003 principally resulted from a higher percentage of total income before tax being generated from the tax-preferenced investments.

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

     MGIC’s claims paying ability rating is ‘Aa2’ from Moody’s Investors Service, ‘AA+’ from Standard & Poor’s and ‘AA+’ from Fitch Ratings. On October 16, 2003 Standard & Poor’s announced that it had placed MGIC’s claims paying ability rating and other ratings of affiliates of MGIC (including the Company’s ‘A+’ long-term counterparty rating) on CreditWatch with negative implications. Standard & Poor’s said that after discussions with MGIC’s management, it “expects to affirm the ratings . . . or lower them by one notch.” These discussions had not occurred at the date of the filing of this Quarterly Report on Form 10-Q. A reduction of one notch in MGIC’s S&P rating would make that rating equivalent to MGIC’s claims paying ability rating from Moody’s. Maintenance of a claims-paying ability rating of at least ‘AA-’/‘Aa3’ is critical to a mortgage insurer’s ability to continue to write new business.

Financial Condition

     Consolidated total investments and cash balances increased approximately $0.4 billion to $5.1 billion at September 30, 2003 from $4.7 billion at December 31, 2002, primarily due to net cash provided by operating activities and the change in unrealized gains on securities marked to market, offset by repayment of a portion of the outstanding commercial paper and by funds used to repurchase Common Stock. The Company generated net cash from operating activities of $528.2 million for the first nine months of 2003, compared to $477.3 million generated during the same period in 2002. The increase in operating cash flows during the first nine months of 2003 compared to 2002 is due primarily to increases in premiums, offset by increases in losses paid.

     As of September 30, 2003, the Company had $213.5 million of short-term investments with maturities of 90 days or less, and 70% of the portfolio was invested in tax-preferenced securities. In addition, at September 30, 2003, based on book value, the Company’s fixed income securities were approximately 99% invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. At September 30, 2003, the Company had $7.4 million of investments in equity securities compared to $10.8 million at December 31, 2002.

     At September 30, 2003, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2003, the effective duration of the Company’s fixed income investment portfolio was 5.2 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.2% change in the market value of the Company’s fixed income portfolio.

     The Company’s investments in joint ventures increased $39.3 million from $240.1 million at December 31, 2002 to $279.4 million at September 30, 2003 primarily as a result of equity earnings and additional investments in partnerships that generate affordable housing tax credits offset by distributions received, the proceeds of the sale of the interest in Sherman referred to above and the Company’s share of losses on investments in partnerships that generate affordable housing tax credits. These joint ventures are reported on the equity method. Only the Company’s investment in the joint ventures appears on the Company’s balance sheet.

     Consolidated loss reserves increased to $956.5 million at September 30, 2003 from $733.2 million at December 31, 2002, reflecting increases in the primary insurance notice inventory, as discussed earlier. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Consolidated unearned premiums decreased $8.0 million from $170.2 million at December 31, 2002, to $162.2 million at September 30, 2003, primarily reflecting the continued high level of monthly premium policies written for which there is no unearned premium.

     Consolidated shareholders’ equity increased to $3.7 billion at September 30, 2003, from $3.4 billion at December 31, 2002, an increase of 9%. This increase consisted of $390.0 million of net income during the first nine months of 2003, offset by $69.6 million from the repurchase of treasury stock (net of reissuances), other comprehensive loss, net of tax, of $9.9 million and dividends declared of $7.4 million.

Liquidity and Capital Resources

     The Company’s consolidated sources of funds consist primarily of premiums written and investment income. The Company generated positive cash flows from operating activities of approximately $528.2 million and $477.3 million for the nine months ended September 30, 2003 and 2002, respectively, as shown on the Consolidated Statement of Cash Flows. Positive cash flows are invested pending future payments of claims and other expenses. Cash-flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by other than the seller. Substantially all of the investment portfolio securities are held by the Company’s insurance subsidiaries.

     The Company has a $285 million commercial paper program, which is rated ‘A-1’ by Standard and Poors (“S&P”) and ‘P-1’ by Moody’s. At September 30, 2003 and 2002, the Company had $105.0 million and $134.0 million in commercial paper outstanding with a weighted average interest rate of 1.15% and 1.85%, respectively. The Company had $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at September 30, 2003 and 2002. At September 30, 2003, the market value of the outstanding debt is $648.2 million.

     The Company had a $285 million credit facility available at September 30, 2003 expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders position (which includes MGIC’s surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2003, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $180.0 million at September 30, 2003.

     During the nine months ended September 30, 2003 the Company repurchased 2.2 million shares at a cost of $89.2 million. At September 30, 2003, the Company had authority covering the purchase of an additional 7.7 million shares. From mid-1997 through June 2003, the Company has repurchased 23.6 million shares of Common Stock at a cost of $1.2 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

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

     The Company uses interest rate swaps to hedge interest rate exposure associated with its short- and long-term debt. In 2000, the Company paid an interest rate based on LIBOR and received a fixed rate of 7.5% to hedge the 5 year Senior Notes issued in the fourth quarter of 2000. These swaps were terminated in September 2001. In January 2002, the Company initiated a new swap which was designated as a fair value hedge of the 7.5% Senior Notes. This swap was terminated in June 2002. In June 2002, a swap designated as a cash flow hedge was amended to coincide with the new credit facilities. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facilities and is designated as a cash flow hedge. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items. Expenses on the swaps for the nine months ended September 30, 2003 and 2002 of approximately $2.5 million and $1.0 million, respectively, were included in interest expense. The cash flow swap outstanding at September 30, 2003 and December 31, 2002 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. The swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2003, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $55.1 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through September 30, 2003, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     MGIC is the principal insurance subsidiary of the Company. MGIC’s risk-to-capital ratio was 8.2:1 at September 30, 2003 (determined using $42.3 billion of risk, which includes calculated risk of $588 million on $4.0 billion of contractual pool risk, and $5.2 billion of capital) compared to 8.7:1 at December 31, 2002 (determined using $42.4 billion of risk, which includes calculated risk of $274 million on $3.0 billion of contractual pool risk, and $4.9 billion of capital). The decrease was due to an increase in MGIC’s capital of $0.3 billion, during the first nine months of 2003.

     The risk-to-capital ratios set forth above have been computed on a statutory basis. However, the methodology used by the rating agencies to assign claims-paying ability ratings permits less leverage than under statutory requirements. As a result, the amount of capital required under statutory regulations may be lower than the capital required for rating agency purposes. In addition to capital adequacy, the rating agencies consider other factors in determining a mortgage insurer’s claims-paying rating, including its competitive position, business outlook, management, corporate strategy, and historical and projected operating performance. See the last paragraph under “Other Matters” above for a recent announcement by Standard & Poor’s regarding the claims-paying ability and other ratings of MGIC or the Company.

     For certain material risks of the Company’s business, see “Risk Factors” below.

Risk Factors

     The Company’s revenues and losses could be affected by the risk factors discussed below, which are an integral part of Management’s Discussion and Analysis of Financial Condition and Results of Operations. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as the Company “believes”, “anticipates” or “expects”, or words of similar import, are forward looking statements.

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

     The mix of business the Company writes also affects the likelihood of losses occurring. In recent years, a greater percentage of the Company’s volume than in the past has included segments that the Company views as having a higher probability of claim, including loans with LTV ratios over 95%, FICO credit scores below 620 or limited underwriting, including limited borrower documentation. Recent long-term mortgage finance forecasts of the Mortgage Bankers Association project that quarterly mortgage originations in the United States are expected to decline materially beginning in the fourth quarter of 2003 from the levels experienced during the first three quarters of the year. In response to lower national origination volume, mortgage lenders may seek to maintain their own volume through a greater focus on lending to borrowers in segments that the Company views as having a higher probability of claim.

     About 7% of the Company’s risk in force written through the flow channel, and somewhat more than half of the Company’s risk in force written through the bulk channel, consists of ARMs. The Company believes that during a prolonged period of rising interest rates claims on ARMs would be substantially higher than for fixed rate loans, although the performance of ARMs has not been tested in such an environment.

     The performance of the servicing function on a mortgage loan, particularly a subprime loan, can affect the likelihood that the loan will default as well as the loss resulting from a default. The Company believes Fairbanks Capital Corp. (“Fairbanks”) is the servicer of approximately 2% of the loans insured by the Company and approximately 7% of the loans insured by the Company written through the bulk channel (a substantial number of which are subprime). The servicer ratings assigned to Fairbanks by Moody’s and S&P were downgraded during the second quarter of 2003 from “strong” to “below average” due in part to concerns expressed by those rating agencies about Fairbanks’ regulatory compliance and operational controls.

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

     A substantial portion of the Company’s captive mortgage reinsurance arrangements is structured on an excess of loss basis. Effective April 1, 2003 the Company is not participating in excess of loss risk sharing arrangements with net premium cessions in excess of 25% on terms which are generally present in the market. The captive mortgage reinsurance programs of larger lenders generally are not consistent with the Company’s position. The Company’s position with respect to such risk sharing arrangements is resulting in a reduction of business from such lenders and has resulted in a decline in the Company’s flow market share, which for the third quarter of 2003 was 20.8%, as computed by the Company based on publicly available information, compared to 24.5% for the fourth quarter of 2002, as reported by Inside Mortgage Finance.

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

     During the 1990s, the Company’s year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At September 30, 2003 persistency was at a record low of 44.9%. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, the Company does not expect persistency will approach its December 31,1990 level.

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

     In general, the majority of the underwriting profit (premium revenue minus losses) that a book of mortgage insurance generates occurs in the early years of the book, with the largest portion of the underwriting profit realized in the first year. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern of results occurs because relatively few of the claims that a book will ultimately experience occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as persistency decreases due to loan prepayments, and higher losses.

     If all other things were equal, a decline in new insurance written in a year that followed a number of years of higher volume could result in a lower contribution to the mortgage insurer’s overall results. This effect may occur because the older books will be experiencing declines in revenue and increases in losses with a lower amount of underwriting profit on the new book available to offset these results.

     Whether such a lower contribution would in fact occur depends in part on the extent of the volume decline. Even with a substantial decline in volume, there may be offsetting factors that could increase the contribution in the current year. These offsetting factors include higher persistency and a mix of business with higher average premiums, which could have the effect of increasing revenues, and improvements in the economy, which could have the effect of reducing losses. In addition, the effect on the insurer’s overall results from such a lower contribution in may be offset by decreases in the mortgage insurer’s expenses that are unrelated to claim or default activity, including those related to lower volume.

     The Company’s new insurance written during 2000 — 2002 was $41.5 billion, $86.1 billion and $92.5 billion, respectively, and its new insurance written during the first nine months of 2003 was $77.5 billion. The unprecedented period of refinance activity that positively affected volume beginning in 2001 appears to have come to an end. As a result, the Company expects new insurance written in 2004 will be materially lower than in 2003.

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

     While no data is publicly available, the Company believes that due to the current low interest rate environment and favorable economic conditions, 80-10-10 loans remain a significant percentage of mortgage originations.

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

     Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including the Company’s MGIC subsidiary, have been involved in litigation alleging violations of the Real Estate Settlement Procedures Act. MGIC’s settlement of the litigation against it became final in October 2003. This settlement includes an injunction expiring at the end of 2003 that prohibits certain practices and specifies the basis on which other practices may be done in compliance with the Real Estate Settlement Procedures Act. There can be no assurance that MGIC will not be subject to future litigation under the Real Estate Settlement Procedures Act.

     In March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus and subprime premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations. Similar actions have been commenced against two other mortgage insurers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2003, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company’s philosophy is to invest in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue and issuer. At September 30, 2003, the effective duration of the Company’s fixed income investment portfolio was 5.2 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.2% change in the market value of the Company’s fixed income investment portfolio. The Company’s borrowings under the commercial paper program are subject to interest rates that are variable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of the Company’s interest rate swaps.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q. The Company is a party to various agreements regarding long-term debt that are not filed as exhibits pursuant to Reg. S-K Item 602 (b)(4)(iii)(A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.

(b)	Reports on Form 8-K — A report on Form 8-K dated July 14, 2003 was filed under Items 7 Financial Statements and Exhibits, and 9 Results of Operations and Financial Condition. A report on Form 8-K dated August 27, 2003 was filed under Item 11 Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 13, 2003.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer J. Michael Lauer
Executive Vice President and
Chief Financial Officer

\s\ Joseph J. Komanecki Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)