Form 10-K
period 2003-12-31
MGIC INVESTMENT CORP
filed 2004-03-15
CIK 876437

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

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

(414) 347-6480
Registrant’s telephone number, including area code

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003: $4.6 billion*

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 13, 2004: 98,682,746.

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Part and Item Number of
Form 10-K Into Which
Document	Incorporated*
Proxy Statement for the 2004 Annual Meeting of Shareholders	Items 10 through 14 of Part III

*In each case, to the extent provided in the Items listed

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Part I
Item 1. Business.
Primary Insurance and Risk In Force
Default Statistics for the MGIC Book
Default Rates for Primary Insurance By Region*
Dispersion of Primary Risk in Force
Primary Insurance In Force by Policy Year
Characteristics of Primary Risk in Force
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
Executive Officers
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF CONSOLIDATED OPERATIONS
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
Item 14. Principal Accountant Fees and Services.
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS
Executive Bonus Plan
Supplemental Executive Retirement Plan
Consulting Agreement
Statement
Subsidiaries and Joint Ventures
Consent
Certification
Certification
Certifications

Part I

Item 1. Business.

A. General

     MGIC Investment Corporation (the “Company”) is a holding company which, through its wholly owned subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”), is the leading provider of private mortgage insurance in the United States to the home mortgage lending industry. Private mortgage insurance covers residential first mortgage loans and expands home ownership opportunities by enabling people to purchase homes with less than 20% down payments. If the homeowner defaults, private mortgage insurance reduces and, in some instances, eliminates the loss to the insured institution. Private mortgage insurance also facilitates the sale of low down payment and other mortgage loans in the secondary mortgage market, including to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae and Freddie Mac are collectively referred to as the “GSEs”). In addition to mortgage insurance on first liens, the Company, through other subsidiaries, provides lenders with various underwriting and other services and products related to home mortgage lending.

     MGIC is licensed in all 50 states of the United States, the District of Columbia and Puerto Rico. The Company is a Wisconsin corporation. Its principal office is located at MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 (telephone number (414) 347-6480).

     The Company and its business may be materially affected by the factors discussed in “Management’s Discussion and Analysis — Risk Factors” in Item 7 of this Annual Report on Form 10-K. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make.

B. The MGIC Book

  Types of Product

     In general, there are two principal types of private mortgage insurance: “primary” and “pool.”

     Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “claim amount”). In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure process. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance generally applies to owner occupied, first mortgage loans on one-to-four family homes, including condominiums. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer. References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to MGIC’s insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. References in this document to “primary insurance” include insurance written in bulk transactions (see “Bulk Transactions” below) that is supplemental to mortgage insurance written in connection with the origination of the loan or that reduces a lender’s credit risk to less than 50% of the value of the property. Effective with the third quarter of 2001, in reports by private mortgage insurers to the trade association for the private mortgage insurance industry, mortgage insurance that is supplemental to other mortgage insurance or that reduces a lender’s credit risk to less than 50% of the value of the property is classified as pool insurance. The trade association classification is used by members of the private mortgage insurance industry in reports to a mortgage industry publication that computes and publishes primary market share information.

     Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New insurance written on a flow basis was $71.1 billion in 2003 compared to $70.0 billion in 2002 and $60.4 billion in 2001. New insurance written for bulk transactions was $25.7 billion during 2003 compared to $22.5 billion for 2002 and $25.7 billion for 2001.

     The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in MGIC’s records) and primary risk in force (the coverage percentage applied to the unpaid principal balance), for insurance that has been written by MGIC (the “MGIC Book”) as of the dates indicated:

Primary Insurance and Risk In Force

	December 31,
	2003	2002	2001	2000	1999
	(In millions of dollars)

Direct Primary Insurance In Force	$189,632	$196,988	$183,904	$160,192	$147,607

Direct Primary Risk In Force	$48,658	$49,231	$45,243	$39,175	$35,623

     The coverage percentage provided by MGIC is determined by the lender. For loans sold by lenders to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered.

     MGIC charges higher premium rates for higher coverages. MGIC believes depth of coverage requirements have no significant impact on frequency of default. Higher coverage percentages generally result in increased severity (which is the amount paid on a claim), and lower coverage percentages generally result in decreased severity. In accordance with industry accounting practice, reserves for losses are only established for loans in default. Because relatively few defaults occur in the early years of a book of business (see “Past Industry Losses; Defaults; and Claims, Claims” below), the higher premium revenue from deeper coverage is recognized before any higher losses resulting from that deeper coverage may be incurred. MGIC’s premium pricing methodology generally targets substantially similar returns on capital regardless of the depth of coverage. However, there can be no assurance that changes in the level of premium rates adequately reflect the risks associated with changes in the depth of coverage.

     In partnership with mortgage insurers, the GSEs are also offering programs under which, on delivery of an insured loan to a GSE, the primary coverage is restructured to an initial shallow tier of coverage followed by a second tier that is subject to an overall loss limit and compensation may be paid to the GSE reflecting services or other benefits realized by the mortgage insurer from the coverage conversion. Lenders receive guaranty fee relief from the GSEs on mortgages delivered with these restructured coverages.

     Mortgage insurance coverage cannot be terminated by the insurer, except for non-payment of premium, and remains renewable at the option of the insured lender, generally at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by Freddie Mac or Fannie Mae, a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower’s request when the principal balance of the loan is 80% or less of the home’s current value.

     Under the federal Homeowners Protection Act (the “HPA”) a borrower has the right to stop paying premiums for private mortgage insurance on loans closed after July 28, 1999 secured by a property comprised of one dwelling unit that is the borrower’s primary residence when certain loan-to-value ratio (“LTV ratio”) thresholds determined by the value of the home at loan origination and other requirements are met. In general, a borrower may stop making mortgage insurance payments when the LTV ratio is scheduled to reach 80% (based on the loan’s amortization schedule) or actually reaches 80% if the borrower so requests and if certain requirements relating to the borrower’s payment history and the absence of junior liens and a decline in the property’s value since origination are satisfied. In addition, a borrower’s obligation to make payments for private mortgage insurance generally terminates regardless of whether a borrower so requests when the LTV ratio (based on the loan’s amortization schedule) reaches 78% of the unpaid principal balance of the mortgage and the borrower is (or thereafter becomes) current in his mortgage payments. A borrower’s right to stop paying for private mortgage insurance applies only to borrower paid mortgage insurance. The HPA requires that lenders give borrowers certain notices with regard to the cancellation of private mortgage insurance.

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

     Coverage tends to continue in areas experiencing economic contraction and housing price depreciation. The persistency of coverage in such areas coupled with cancellation of coverage in areas experiencing economic expansion and housing price appreciation can increase the percentage of the insurer’s portfolio comprised of loans in economically weak areas. This development can also occur during periods of heavy mortgage refinancing because refinanced loans in areas of economic expansion experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing, while refinanced loans in economically weak areas not experiencing property value appreciation are more likely to require mortgage insurance at the time of refinancing or not qualify for refinancing at all and, thus, remain subject to the mortgage insurance coverage.

     The percentage of primary risk written with respect to loans representing refinances was 48.7% in 2003 compared to 43.8% in 2002, 43.7% in 2001 and 18% in 2000. When a borrower refinances an MGIC-insured mortgage loan by paying it off in full with the proceeds of a new mortgage that is also insured by MGIC, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of MGIC’s coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written.

     In addition to varying with the coverage percentage, MGIC’s premium rates vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account the LTV, the loan type (fixed payment versus non-fixed payment) and mortgage term and, for A- and subprime loans and certain other loans, the location of the borrower’s credit score within a range of credit scores. In general, A- loans have FICO scores between 575 and 619 and subprime loans have FICO credit scores of less than 575.

     Premium rates cannot be changed after the issuance of coverage. Because the Company believes that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, MGIC generally utilizes a nationally based, rather than a regional or local, premium rate policy.

     The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium (“borrower paid mortgage insurance”) or there may be no such requirement imposed on the borrower, in which case the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage (“lender paid mortgage insurance”). Almost all of MGIC’s primary insurance in force and new insurance written, other than through bulk transactions, is borrower paid mortgage insurance. New insurance written through bulk transactions is generally paid by the securitization vehicles that hold the mortgages; the mortgage note rate generally does not reflect the premium for the mortgage insurance.

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

     During each of the last three years, the monthly premium plan represented more than 90% of MGIC’s new insurance written. The annual premium plan represented substantially all of the remaining new insurance written.

     Pool Insurance. Pool insurance is generally used as an additional “credit enhancement” for certain secondary market mortgage transactions. Pool insurance generally covers the loss on a defaulted mortgage loan which exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Pool insurance may have a stated aggregate loss limit and may also have a deductible under which no losses are paid by the insurer until losses exceed the deductible.

     New pool risk written during 2003 was $862 million and was $674 million in 2002. New pool risk written during these years was comprised of risk associated with loans delivered to Freddie Mac and Fannie Mae (“agency pool insurance”), loans delivered to the Federal Home Loan Banks under their mortgage purchase programs and loans made under state housing finance programs. Net (giving effect to external reinsurance) MGIC Book pool risk in force at December 31, 2003 was $2.7 billion compared to $2.4 billion and $1.8 billion at December 31, 2002 and 2001, respectively. The risk amounts referred to above are contractual aggregate loss limits and, for the years ended December 31, 2003 and 2002, for $4.9 billion and $3.0 billion, respectively, of risk without such limits, risk is calculated at $192 million and $147 million, respectively, for new risk written and $353 million and $161 million, respectively, for risk in force, representing the estimated amount that would credit enhance these loans to a ‘AA’ level based on a rating agency model.

     The settlement of a nationwide class action alleging that MGIC violated the Real Estate Settlement Procedures Act (“RESPA”) by providing agency pool insurance and entering into other transactions with lenders that were not properly priced (the “RESPA Litigation”) became final in October 2003. See Item 3 “Legal Proceedings.” In a February 1, 1999 circular addressed to all mortgage guaranty insurers licensed in New York, the New York Department of Insurance (“NYID”) advised that “significantly underpriced” agency pool insurance would violate the provisions of New York insurance law that prohibit mortgage guaranty insurers from providing lenders with inducements to obtain mortgage guaranty business. In a January 31, 2000 letter addressed to all mortgage guaranty insurers licensed in Illinois, the Illinois Department of Insurance advised that providing pool insurance at a “discounted or below market premium” in return for the referral of primary mortgage insurance would violate Illinois law.

     Risk Sharing Arrangements. MGIC’s products include risk sharing arrangements with the GSEs and captive mortgage reinsurance in which an affiliate of a lender reinsures a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. During the nine months ended September 30, 2003 and the year ended December 31, 2002, about 53% of MGIC’s new insurance written on a flow basis was subject to risk sharing arrangements. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a quarter covered by such arrangements normally increases after the end of the quarter because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a quarter becoming part of such an arrangement in a subsequent quarter. Therefore, the percentage of new insurance written for 2003 covered by such arrangements is shown only for the nine months ended September 30, 2003. The complaint in the RESPA Litigation alleged that MGIC pays “inflated” captive mortgage reinsurance premiums in violation of RESPA.

     A substantial portion of the Company’s captive mortgage reinsurance arrangements are structured on an excess of loss basis. At the beginning of the second quarter of 2003 the Company stopped participating in certain excess of loss risk sharing arrangements on terms which are generally present in the market. The captive mortgage reinsurance programs of larger lenders generally are not consistent with the Company’s position. The Company’s position with respect to such risk sharing arrangements resulted in a reduction in business from such lenders. See “The MGIC Book—Customers.”

     External Reinsurance. At December 31, 2003, disregarding reinsurance under captive structures, less than 2% of MGIC’s insurance in force was externally reinsured. Reinsuring against possible loan losses does not discharge MGIC from liability to a policyholder; however, the reinsurer agrees to indemnify MGIC for the reinsurer’s share of losses incurred.

     Bulk Transactions. In bulk transactions, the individual loans in the insured portfolio are insured to specified levels of coverage. The premium in a bulk transaction, which is negotiated with the securitizer or other owner of the loans, is based on the mortgage insurer’s evaluation of the overall risk of the insured loans included in the transaction and is often a composite rate applied to all of the loans in the transaction.

     In general, the loans insured by MGIC in bulk transactions consist of A- loans; subprime loans; cash out refinances that exceed the standard underwriting requirements of the GSEs; jumbo loans; and loans with reduced underwriting documentation. A- loans have FICO scores between 575 and 619 and subprime loans have FICO credit scores of less than 575. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. The conforming loan limit is subject to annual adjustment, and for mortgages covering a home with one dwelling unit is $333,700 for 2004 and was $322,700 in 2003 and $300,700 in 2002.

     Approximately 55% of MGIC’s bulk loan risk in force at December 31, 2003 and 2002 had FICO credit scores of at least 620. Approximately 30% of MGIC’s bulk loan risk in force at December 31, 2003 had A- FICO credit scores compared to 27% at December 31, 2002, and approximately 15% had subprime credit scores at December 31, 2003 compared to 18% at December 31, 2002. Most of the subprime loans insured by MGIC in 2003 were insured in bulk transactions. More than 40% of MGIC’s bulk loan risk in force at December 31, 2003 had LTV ratios of 80% and below compared to more than 48% at December 31, 2002.

     New insurance written for bulk transactions was $25.7 billion during 2003 compared to $22.5 billion for 2002 and $25.7 billion for 2001. The Company’s writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. The Company’s writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. Competition from such an execution depends on, among other factors, the yield at which investors are willing to purchase tranches of the securitization with a higher degree of credit risk compared to the yield for tranches involving the lowest credit risk (the difference in such yields is referred to as the spread) and the amount of credit for losses that a rating agency will give to mortgage insurance, which may be affected by the agency’s view of the outlook for the insurer’s claims paying ability. As the spread declines, competition from an execution in which the subordinate tranches bear the first loss increases. As a result of the sensitivities discussed above, bulk volume can vary materially from period to period.

  Customers

     Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders have historically determined the placement of mortgage insurance written on flow basis and as a result are the customers of MGIC. To obtain primary insurance from MGIC written on flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy (“Master Policy”) from MGIC. MGIC had approximately 13,700 master policyholders at December 31, 2003 (not including policies issued to branches and affiliates of large lenders). In 2003, MGIC issued coverage on mortgage loans for approximately 4,700 of its master policyholders. MGIC’s top 10 customers generated 33.1% of its new insurance written on a flow basis in 2003, compared to 39.5% in 2002, 38.4% in 2001 and 33.7% in 1998. The share of MGIC’s flow business from its top 10 customers in 2003 was affected by its position on certain excess of loss captive reinsurance arrangements. See “Types of Product — Risk Sharing Arrangements” above.

  Sales and Marketing and Competition

     Sales and Marketing. MGIC sells its insurance products through its own employees, located throughout the United States. At December 31, 2003, MGIC had 32 underwriting centers located in 22 states and in Puerto Rico.

     Competition. For flow business, MGIC and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration (“VA”). These agencies sponsor government-backed mortgage insurance programs, which during 2003 and 2002 accounted for approximately 36% of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. See “Regulation — Indirect Regulation” below. Loans insured by the FHA cannot exceed maximum principal amounts which are determined by a percentage of the conforming loan limit. For 2004, the maximum FHA loan amount for homes with one dwelling unit in “high cost” areas is as high as $290,319 and was as high as $280,749 in 2003. Loans insured by the VA do not have mandated maximum principal amounts but have maximum limits on the amount of the guaranty provided by the VA to the lender. For loans closed after December 27, 2001 the maximum VA guarantee is $60,000.

     In addition to competition from the FHA and the VA, MGIC and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expansions of the authority of their state governments to insure residential mortgages.

     Private mortgage insurers may also be subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. Fannie Mae and Freddie Mac each have programs under which an up-front delivery fee can be paid to the GSE and primary mortgage insurance coverage is substantially reduced compared to the coverage requirements that would apply in the absence of the program. See “Types of Product—Primary Insurance” above. In October 1998, Freddie Mac’s charter was amended (and the amendment immediately repealed) to give Freddie Mac flexibility to use protection against default in addition to private mortgage insurance and the two other types of credit enhancement required by the charter for low down payment mortgages purchased by Freddie Mac. In addition, to the extent up-front delivery fees are not retained by the GSEs to compensate for their assumption of default risk, and are used instead to purchase supplemental coverage from mortgage insurers, the resulting concentration of purchasing power in the hands of the GSEs could increase competition among insurers to provide such coverage.

     The capital markets may also develop as competitors to private mortgage insurers. During 1998, a newly-organized off-shore company funded by the sale of notes to institutional investors provided “reinsurance” to Freddie Mac against default on a specified pool of mortgages owned by Freddie Mac.

     MGIC and other mortgage insurers also compete with transactions structured to avoid mortgage insurance on low down payment mortgage loans. Such transactions include self-insuring, and “80-10-10” loans, which are loans comprised of both a first and a second mortgage (for example, an 80% LTV first mortgage and a 10% LTV second mortgage), with the LTV ratio of the first mortgage below what investors require for mortgage insurance, compared to a loan in which the first mortgage covers the entire borrowed amount (which in the preceding example would be a

90% LTV mortgage). Captive mortgage reinsurance and similar transactions also result in mortgage originators receiving a portion of the premium and the risk.

     The private mortgage insurance industry currently consists of eight active mortgage insurers and their affiliates; one of the eight is a joint venture in which a mortgage insurer is one of the joint venturers. The names of these mortgage insurers are listed in “Management’s Discussion and Analysis—Risk Factors” in Item 7 of this Annual Report on Form 10-K. According to Inside Mortgage Finance, a mortgage industry publication, which obtains its data from reports to it by MGIC and other mortgage insurers that are to be prepared on the same basis as the reports by insurers to the trade association for the private mortgage insurance industry, for 1995 and subsequent years, MGIC has been the largest private mortgage insurer based on new primary insurance written (with a market share of 21.9% in 2003, 24.8% in 2002 and 25.0% in 2001) and at December 31, 2003, MGIC also had the largest book of direct primary insurance in force. MGIC’s market share in 2003 was negatively impacted by its position on certain excess of loss captive reinsurance arrangements. See “Types of Product — Risk Sharing Arrangements” above. Effective with the third quarter of 2001, these reports do not include as “primary mortgage insurance” insurance on certain loans classified by MGIC as primary insurance, such as loans insured through bulk transactions that already had mortgage insurance placed on the loans at origination.

     The private mortgage insurance industry is highly competitive. The Company believes it competes with other private mortgage insurers for business written through the flow channel principally on the basis of programs involving captive mortgage reinsurance, agency pool insurance, and other similar structures involving lenders; the provision of contract underwriting and related fee-based services to lenders; the provision of other products and services that meet lender needs for risk management, affordable housing, loss mitigation, capital markets and training support; the strength of MGIC’s management team and field organization; and the effective use of technology and innovation in the delivery and servicing of MGIC’s insurance products. The Company believes MGIC’s additional competitive strengths, compared to other private insurers, are its customer relationships, name recognition, reputation and the depth of its database covering loans it has insured. The Company believes it competes for bulk business principally on the basis of the premium rate and the portion of loans submitted for insurance that the Company is willing to insure.

     The complaint in the RESPA Litigation alleged, among other things, that captive mortgage reinsurance, agency pool insurance, and contract underwriting as provided by the Company violated RESPA.

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

     In the third quarter of 2001, the Office of Federal Housing Enterprise Oversight (“OFHEO”) adopted a risk-based capital stress test for the GSEs, which was amended in February 2002. One of the elements of the stress test is that future claim payments made by a private mortgage insurer on GSE loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose claims-paying ability rating (which in this document is also referred to as a “financial strength rating”) is ‘AAA’ are subject to a 3.5% reduction over the 10-year period of the stress test, while claim payments from a ‘AA’ rated insurer, such as MGIC, are subject to a 8.75% reduction. The effect of the differentiation among insurers is to require the GSEs to have additional capital for coverage on loans provided by a private mortgage insurer whose claims-paying rating is less than ‘AAA.’ As a result, there is an incentive for the GSEs to use private mortgage insurance provided by a ‘AAA’ rated insurer.

  Contract Underwriting and Related Services

     The Company performs contract underwriting services for lenders in which the Company judges whether the data relating to the borrower and the loan contained in the lender’s mortgage loan application file comply with the lender’s loan underwriting guidelines. The Company also provides an interface to submit such data to the automated underwriting systems of the GSEs, which independently judge the data. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. A material portion of the Company’s new insurance written through the flow channel in recent years involved loans for which the Company provided contract underwriting services. The complaint in the RESPA Litigation alleged, among other things, that the pricing of contract underwriting provided by the Company violated RESPA.

     As part of its contract underwriting services, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through December 31, 2003, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

  Risk Management

     MGIC believes that mortgage credit risk is materially affected by

•	the borrower’s credit strength, including the borrower’s credit history, debt-to-income ratios, and cash reserves; and

•	the loan product, which encompasses the LTV ratio, the type of loan instrument (including whether the instrument provides for fixed or variable payments and the amortization schedule), the type of property and the purpose of the loan.

MGIC believes that mortgage credit risk is also affected by the origination practices of the lender and the condition of the housing market in the area in which the property is located.

     MGIC believes that, excluding other factors, claim incidence increases for loans with lower FICO credit scores compared to loans with higher FICO credit scores; for loans with less than full underwriting documentation compared to loans with full underwriting documentation; for loans with higher LTV ratios compared to loans with lower LTV ratios; for ARMs during a prolonged period of rising interest rates compared to fixed rate loans in such a rate environment; for loans in which the original loan amount exceeds the conforming loan limit compared to loans below such limit; and for cash out refinance loans compared to rate and term refinance loans. MGIC charges higher premium rates to reflect the increased risk of claim incidence that it perceives is associated with a loan. However, there can be no assurance that MGIC’s premium rates adequately reflect the increased risk, particularly in a period of economic recession.

     There are also other types of loan characteristics relating to the individual loan or borrower which affect the risk potential for a loan. The presence of a number of higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to lower the risk.

     Delegated Underwriting and GSE Automated Underwriting Approvals. Delegated underwriting is a program under which approved lenders are allowed to commit MGIC to insure loans originated through the flow channel utilizing their own underwriting guidelines and underwriting evaluation. Some major lenders having delegated underwriting authority use their own proprietary automated underwriting services to apply their underwriting guidelines to loans. In addition, since 2000, loans approved by the automated underwriting services of the GSEs have been automatically approved for MGIC mortgage insurance.

     During 2003, a substantial majority of the loans insured by MGIC through the flow channel were approved as a result of loan approvals by the automated underwriting services of the GSEs or though delegated underwriting programs, including those utilizing proprietary underwriting services. MGIC expects the portion of its flow business that is approved in this manner to continue to increase. The loan approval criteria of automated underwriting services are within the risk management discretion and control of the GSEs or the lender operating the service. As a result of accepting the loan approval decisions of these services, MGIC does not have the ability to control in advance the risk characteristics of such loans. MGIC’s risk management approach to such flow business has been to monitor periodically the credit quality of the loans it has recently insured in this manner. If as a result of such review MGIC perceives certain loans insured in this manner have an unacceptably higher risk of claim, MGIC can continue to insure loans with such characteristics that are thereafter submitted to it at A- rates. In addition, in the case of loans approved other than through the automated underwriting systems of the GSEs, MGIC can decline to continue to insure loans having such characteristics.

     Bulk Transactions Risk Management. The premium for loans insured in a bulk transaction is determined by MGIC’s evaluation of the credit risk of the loans included in the transaction based on information about the loans represented to MGIC by the securitizer. Individual loan files are generally not reviewed in advance of the issuance of an insurance commitment but are reviewed at the time a claim is made to confirm that the loan involved in the claim generally conforms to the representations that were previously made. MGIC has the right to rescind coverage for loans that do not conform to such representations.

  Past Industry Losses; Defaults; and Claims

     Past Industry Losses. The private mortgage insurance industry experienced substantial unanticipated incurred losses in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed (particularly on pool insurance). These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (i) severe regional recessions and attendant declines in property values in the nation’s energy producing states; (ii) the development by lenders of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (iii) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.

     Defaults. The claim cycle on private mortgage insurance begins with the insurer’s receipt of notification of a default on an insured loan from the lender. Lenders are required to notify MGIC of defaults within 130 days after the initial default, although most lenders do so earlier. The incidence of default is affected by a variety of factors, including the level of borrower income growth, unemployment, divorce and illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in a claim to MGIC. Defaults may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage.

     The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default (default rate) as of December 31, 1999-2003:

Default Statistics for the MGIC Book

	December 31,
	2003	2002	2001	2000	1999
PRIMARY INSURANCE
Insured loans in force	1,551,331	1,655,887	1,580,283	1,448,348	1,370,020
Loans in default	86,372	73,648	54,653	37,422	29,761
Percentage of loans in default (default rate)	5.57%	4.45%	3.46%	2.58%	2.17%
Flow loans in default	45,259	43,196	36,193	29,889	27,062
Percentage of flow loans in default (default rate)	3.76%	3.19%	2.65%	2.19%	2.02%
Bulk loans in force	348,521	301,859	214,917	83,513	33,569
Bulk loans in default	41,113	30,452	18,460	7,533	2,699
Percentage of bulk loans in default (default rate)	11.80%	10.09%	8.59%	9.02%	8.04%
A-minus and subprime loans in force(1)	244,175	201,195	134,888	64,086	36,599
A-minus and subprime loans in default(1)	34,525	25,504	15,649	6,126	2,706
Percentage of A-minus and subprime loans in default (default rate)	14.14%	12.68%	11.60%	9.34%	7.39%
POOL INSURANCE
Insured loans in force	1,035,696	1,208,157	1,351,266	1,360,059	1,181,512
Loans in default	28,135	26,676	23,623	18,209	11,638
Percentage of loans in default (default rate)	2.72%	2.21%	1.75%	1.34%	0.99%

(1)A portion of A-minus and subprime loans is included in the data for flow loans and the remainder is included in the data for bulk loans. Most A-minus and subprime credit loans are written through the bulk channel.

     The default rate for flow loans has generally increased due to an increase in the risk profile of loans insured since 1999 and the continued maturation of MGIC’s insurance in force. The default rate for bulk loans reflects the higher default rate associated with such loans. The default rate for bulk loans is expected to continue to increase. The number of pool insurance loans in force increased at December 31, 1999-2000 as a result of agency pool insurance writings, and the number of pool insurance loans in default at those dates increased due to the increase in pool insurance in force and the aging of the loans in the pools.

     Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book’s primary loans in default by MGIC region at the dates indicated:

Default Rates for Primary Insurance By Region*

	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Dec. 31
	2003	2002	2001	2000	1999
MGIC REGION:
New England	3.43%	2.91%	2.27%	1.84%	1.60%
Northeast	5.65	4.74	3.90	3.15	3.02
Mid-Atlantic.	4.53	4.05	3.27	2.69	2.19
Southeast	6.02	4.87	3.65	2.72	2.24
Great Lakes	6.99	5.17	3.74	2.68	2.09
North Central	5.38	4.22	3.21	2.22	1.85
South Central	5.94	4.65	3.56	2.56	2.00
Plains	4.03	3.41	2.76	1.98	1.40
Pacific	4.21	3.73	3.38	2.63	2.42
National	5.57%	4.45%	3.46%	2.58%	2.17%

*	The default rate is affected by both the number of loans in default at any given date as well as the number of insured loans in force at such date.

     Claims. Claims result from defaults which are not cured. Whether a claim results from an uncured default principally depends on the borrower’s equity in the home at the time of default and the borrower’s (or the lender’s) ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage. Claims are affected by various factors, including local housing prices and employment levels, and interest rates.

     Under the terms of the Master Policy, the lender is required to file a claim for primary insurance with MGIC within 60 days after it has acquired good and marketable title to the underlying property through foreclosure. Depending on the applicable state foreclosure law, at least 12 months transpires from the date of default to payment of a claim on an uncured default.

     Within 60 days after the claim has been filed, MGIC has the option of either (i) paying the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property or (ii) paying 100% of the claim amount in exchange for the lender’s conveyance of good and marketable title to the property to MGIC, with MGIC then selling the property for its own account.

     Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future and due in part to the subprime component of loans insured in bulk transactions, MGIC expects that the peak claim period for bulk loans will occur earlier than for prime loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 2003, 84.6% of the MGIC Book primary insurance in force had been written during 2001 — 2003, although a portion of such insurance arose from the refinancing of earlier originations.

     In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $22,925 for 2003 as compared to $20,115 in 2002.

  Loss Reserves

     A significant period of time may elapse between the occurrence of the borrower’s default on a mortgage payment (the event triggering a potential future claim payment by MGIC), the reporting of such default to MGIC and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to outstanding reported defaults (known as the default inventory), the Company (similar to other private mortgage insurers) establishes loss reserves, representing the estimated percentage of defaults which will ultimately result in a claim (known as the claim rate), and estimated severity of each claim which will arise from the defaults included in the default inventory. In accordance with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     The Company also establishes reserves to provide for the estimated costs of settling claims, including legal and other fees, and general expenses of administering the claims settlement process (“loss adjustment expenses”), and for losses and loss adjustment expenses from defaults which have occurred, but which have not yet been reported to the insurer.

     The Company’s reserving process is based upon the assumption that past experience, adjusted for the anticipated effect of current economic conditions and projected future economic trends, provides a reasonable basis for estimating future events. However, estimation of loss reserves is inherently judgmental. Economic conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree.

     For further information about loss reserves, see “Management’s Discussion and Analysis—Results of Consolidated Operations—2003 Compared with 2002” in Item 7 of this Annual Report on Form 10-K and Note 6 to the consolidated financial statements of the Company in Item 8 of this Annual Report on Form 10-K.

  Geographic Dispersion

     The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas (“MSAs”) for the MGIC Book at December 31, 2003:

Dispersion of Primary Risk in Force

	Top 10 States			Top 10 MSAs
1.	California	11.1%	1.	Chicago	3.8%
2.	Florida	7.4	2.	Los Angeles	3.0
3.	Texas	6.2	3.	Detroit	2.4
4.	Michigan	5.3	4.	Atlanta	2.2
5.	Illinois	5.0	5.	Phoenix	2.1
6.	Ohio	4.7	6.	Washington, D.C.	2.0
7.	New York	4.1	7.	Riverside-San Bernardino	1.9
8.	Pennsylvania	3.7	8.	Boston	1.9
9.	Georgia	3.0	9.	Houston	1.7
10.	Arizona	2.8	10.	Minneapolis	1.6

	Total	53.3%		Total	22.6%

     The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government’s definition of an MSA.

  Insurance in Force by Policy Year

     The following table sets forth the dispersion of MGIC’s primary insurance in force as of December 31, 2003, by year(s) of policy origination since MGIC began operations in 1985:

Primary Insurance In Force by Policy Year

	Primary
	Insurance in	Percent of
Policy Year	Force	Total
(In millions of dollars)
1985-1997	$11,425	6.0%
1998	5,737	3.0
1999	6,261	3.3
2000	5,815	3.1
2001	25,215	13.3
2002	53,353	28.1
2003	81,826	43.2

Total	$189,632	100.0%

  Product Characteristics of Risk in Force

     At December 31, 2003 and 2002, 94.4% and 94.9%, respectively, of MGIC’s risk in force was primary insurance and the remaining risk in force was pool insurance. The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.

Characteristics of Primary Risk in Force

	December 31,	December 31,
	2003	2002
Direct Risk in Force (Dollars in Millions):	$48,658	$49,231

LTV: (1)
100s	10.0%	8.5%
95s	32.7	36.9
90s(2)	45.9	45.4
80s	11.4	9.2

Total	100.0%	100.0%

Loan Type:
Fixed(3)	76.6%	81.5%
Adjustable rate mortgages (“ARMs”)(4).	22.7	17.8
Balloon(5)	0.7	0.7

Total	100.0%	100.0%

Original Insured Loan Amount(6):
Conforming loan limit and below	93.9%	92.5%
Non-conforming	6.1	7.5

Total	100.0%	100.0%

Mortgage Term:
15-years and under	5.1%	4.7%
Over 15 years	94.9	95.3

Total	100.0%	100.0%

Property Type:
Single-family(7)	93.9%	93.8%
Condominium	5.9	6.0
Other(8)	0.2	0.2

Total	100.0%	100.0%

Occupancy Status:
Primary residence	94.1%	95.1%
Second home	1.8	1.7
Non-owner occupied	4.1	3.2

Total	100.0%	100.0%

Documentation:
Alt-A(9)	11.7%	8.7%
Other	88.3	91.3

Total	100.0%	100.0%

(1)	Loan-to-value represents the ratio (expressed as a percentage) of the dollar amount of the mortgage loan to the value of the property at the time the loan became insured. For purposes of the table, LTV ratios are classified as in excess of 95% (“100s”, a classification that includes 97% to 103% LTV loans); in excess of 90% LTV and up to 95% LTV (“95s”); in excess of 80% LTV and up to 90% LTV (“90s”); and equal to or less than 80% LTV (“80s”).

(2)	MGIC includes in its classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 2003 and 2002, 1.8% and 2.0%, respectively, of the primary risk in force consisted of these types of loans.

(3)	Includes fixed rate mortgages with temporary buydowns (where in effect the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan) and ARMs in which the initial interest rate is fixed for at least five years.

(4)	Includes ARMs where payments adjust fully with interest rate adjustments. Also includes ARMs with negative amortization, which at December 31, 2003 and 2002, represented 0.6% and 0.7%, respectively, of primary risk in force. Does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2003 and 2002, ARMs with LTVs in excess of 90% represented 4.7% and 3.3%, respectively, of primary risk in force.

(5)	A balloon payment mortgage is a loan with a maturity, typically five to seven years, that is shorter than the loan’s amortization period.

(6)	Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual upward adjustment and was $322,700 for 2003 and $300,700 for 2002. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(7)	Includes townhouse-style attached housing with fee simple ownership.

(8)	Includes cooperatives and manufactured homes deemed to be real estate.

(9)	Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2003 and 2002, Alt-A loans represented 6.7% and 4.0%, respectively, of risk in force written through the flow channel and 24.9% and 26.2%, respectively of risk in force written through the bulk channel.

C. Other Business and Joint Ventures

     The Company, through subsidiaries, provides various mortgage services for the mortgage finance industry, such as contract underwriting, portfolio retention, secondary marketing of mortgage-related assets and, through its majority-owned Equix Financial Services LLC subsidiary, mortgage loan origination and fulfillment services. The Company’s eMagic.com LLC subsidiary provides an Internet portal through which mortgage originators can access products and services of wholesalers, investors, and vendors necessary to make a home mortgage loan.

     At December 31, 2003, the Company also owned approximately 46% of Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and approximately 42% of Sherman

Financial Group LLC (“Sherman”), joint ventures with senior management of the joint ventures and Radian Group Inc. Effective January 1, 2003, the Company and Radian Group Inc. each sold 4 percentage points of their respective interest in Sherman to Sherman’s management for cash. For further information about C-BASS and Sherman (which are the principal joint ventures included in the “Income from joint ventures, net of tax” line in the Company’s Consolidated Statement of Operations), see “Management’s Discussion and Analysis—Results of Consolidated Operations—2003 Compared to 2002” in Item 7 of this Annual Report on Form 10-K and Note 8 to the consolidated financial statements of the Company in Item 8 of this Annual Report on Form 10-K.

     In 1997, the Company, through subsidiaries, began insuring second mortgages, including home equity loans. New insurance written on second mortgages in 2002, 2001 and 2000 was approximately $37.8 million, $1.3 billion and $1.1 billion. The Company discontinued writing new second mortgage risk for loans closing after December 31, 2001.

D. Investment Portfolio

  Policy and Strategy

     Approximately 78% of the Company’s long-term investment portfolio is managed by a subsidiary of The Northwestern Mutual Life Insurance Company, although the Company maintains overall control of investment policy and strategy. The Company maintains direct management of the remainder of its investment portfolio.

     The Company’s current policies emphasize preservation of capital, as well as total return. Therefore, the Company’s investment portfolio consists almost entirely of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity commensurate with its perceived business outlook and the expected timing, direction and degree of changes in interest rates. The Company’s investment policies in effect at December 31, 2003 limited investments in the securities of a single issuer (other than the U.S. government and its agencies) and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency.

     At December 31, 2003, based on amortized cost, approximately 99.3% of the Company’s total fixed income investment portfolio was invested in securities rated ‘A’ or better, with 84.7% rated ‘AAA’ and 14.1% rated ‘AA,’ in each case by at least one nationally recognized securities rating organization.

     The Company’s investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

  Investment Operations

     At December 31, 2003, the market value of the Company’s investment portfolio was approximately $5.2 billion. At December 31, 2003, municipal securities represented 74.5% of the market value of the total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 3.6%, 21.9%, 23.3% and 51.2%, respectively, of the total book value of the Company’s investment in debt securities. The Company’s net pre-tax investment income was $202.9 million for the year ended December 31, 2003. The Company’s after-tax yield for 2003 was 3.8%, which was lower than the after-tax yield in 2002 of 4.2%.

     For further information concerning investment operations, see Note 4 to the consolidated financial statements of the Company, included in Item 8 of this Annual Report on Form 10-K.

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

     In general, such regulation relates, among other things, to licenses to transact business; policy forms; premium rates; insurable loans; annual and other reports on financial condition; the basis upon which assets and liabilities must be stated; requirements regarding contingency reserves equal to 50% of premiums earned; minimum capital levels and adequacy ratios; reinsurance requirements; limitations on the types of investment instruments which may be held in an investment portfolio; the size of risks and limits on coverage of individual risks which may be insured; deposits of securities; limits on dividends payable; and claims handling. Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a discussion of a February 1, 1999 circular letter from the NYID and a January 31, 2000 letter from the Illinois Department of Insurance, see “The MGIC Book—Types of Product—Pool Insurance.” For a description of limits on dividends payable, see “Management’s Discussion and Analysis—Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K and Note 11 to the consolidated financial statements of the Company in Item 8 of this Annual Report on Form 10-K.

     Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators.

     A number of states generally limit the amount of insurance risk which may be written by a private mortgage insurer to 25 times the insurer’s total policyholders’ reserves, commonly known as the “risk-to-capital” requirement.

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

     Wisconsin’s insurance regulations generally provide that no person may acquire control of the Company unless the transaction in which control is acquired has been approved by the Office of the Commissioner of Insurance of Wisconsin. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities.

     As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. These requirements of Freddie Mac and Fannie Mae are subject to change from time to time. Currently, MGIC is an approved mortgage insurer for both Freddie Mac and Fannie Mae. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements (including as a result of primary mortgage insurance coverage being restructured as described under “The MGIC Book—Types of Product—Primary Insurance”), allows alternative credit enhancement, alters or liberalizes underwriting guidelines on low down payment mortgages they purchase, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected.

     Fannie Mae has issued primary mortgage insurance master policy guidelines applicable to MGIC and all other Fannie Mae-approved private mortgage insurers, establishing certain minimum terms of coverage necessary in order for an insurer to be eligible to insure loans purchased by Fannie Mae. The terms of MGIC’s Master Policy comply with these guidelines.

     In December 2003 Standard & Poor’s Rating Services (“S&P”) announced that it lowered MGIC’s financial strength rating to ‘AA’ from ‘AA+’ and the Company’s long-term counterparty credit rating to ‘A’ from ‘A+’ “because of a weakening of MGIC’s operating performance from a very strong to a strong level, as well as rising delinquencies. In addition, the level of risk in MGIC’s book of business is increasing relative to its peers, in part due to the growth in its bulk in-force book, which has grown to about 25% of the total in-force.” S&P said in its announcement that the outlook for MGIC’s and the Company’s ratings was stable. Shortly before S&P’s announcement, Moody’s Investors Service and Fitch Ratings reaffirmed their respective ‘Aa2’ and ‘AA+’ financial strength ratings of MGIC.

     Maintenance of a financial strength rating of at least AA-/Aa3 is critical to a mortgage insurer’s ability to continue to write new business. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand extreme loss scenarios under assumptions determined by the rating agency, rating agencies review a mortgage insurer’s historical and projected operating performance, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.

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

     Subject to certain exceptions, in general, RESPA prohibits any person from giving or receiving any “thing of value” pursuant to an agreement or understanding to refer settlement services. See “Item 3—Legal Proceedings.”

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

     There can be no assurance that other federal laws and regulations affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry. In this regard, see the last risk factor under “Management’s Discussion and Analysis — Risk Factors” in Item 7 of this Annual Report on Form 10-K.

F. Employees

     At December 31, 2003, the Company and its consolidated subsidiaries had approximately 1,300 full- and part-time employees, of whom approximately 34% were assigned to MGIC’s field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.

G. Website Access

     The Company makes available free of charge through its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with the SEC. The address of the Company’s website is www.mgic.com, and such reports and amendments are accessible through the “Investor” link at such address.

Item 2. Properties.

     At December 31, 2003, the Company leased office space in various cities throughout the United States under leases expiring between 2004 and 2008 and which required annual rentals of $3.6 million in 2003.

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

     On October 21, 2003, the appeals that had delayed the finality of the settlement of Downey et. al. v. MGIC, filed in Federal District Court for the Southern District of Georgia in May 2000 (the “RESPA Litigation”), described in Item 3 of the Company’s Annual Report on Form
10–K for the year ended December 31, 2002 and in Quarterly Reports on Form 10-Q filed with respect to subsequent periods, were dismissed. As a result, the settlement became final on October 21, 2003 and payments were made to borrowers in the class in November 2003. The injunction that was part of the settlement expired on December 31, 2003. The complaint in the case alleged that MGIC violated the Real Estate Settlement Procedures Act by providing agency pool insurance, captive mortgage reinsurance, contract underwriting and other products that were not properly priced, in return for the referral of mortgage insurance.

     On March 27, 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus and subprime premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. In December 2003, the Court denied MGIC’s motion seeking dismissal of the portion of the case covering damages under FCRA but dismissed the remainder of the case. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations. Similar actions have been commenced against five other mortgage insurers.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers

     Certain information with respect to the Company’s executive officers as of March 1, 2004 is set forth below:

Name and Age	Title
Curt S. Culver, 51	President and Chief Executive Officer of the Company and MGIC; Director of the Company and MGIC

John D. Fisk, 47	Executive Vice President-Strategic Planning of the Company and MGIC

J. Michael Lauer, 59	Executive Vice President and Chief Financial Officer of the Company and MGIC

Patrick Sinks, 47	Executive Vice President-Field Operations of MGIC

Lawrence J. Pierzchalski, 51	Executive Vice President– Risk Management of MGIC

Jeffrey H. Lane, 54	Senior Vice President, General Counsel and Secretary of the Company and MGIC

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

     Mr. Fisk joined the Company in February 2002. From January 2000 to May 2001 he was Chief Executive Officer of LoanChannel.com, an Internet small business lending portal. For more than 17 years before then, he held various positions with Freddie Mac, including Senior Vice President—Investor & Dealer Services from May 1993 to September 1997 and Executive Vice President-Single Family Securitization Group from September 1997 to January 2000 when he left to found LoanChannel.com.

     Mr. Lauer has served as Executive Vice President and Chief Financial Officer of the Company and MGIC since March 1989.

     Mr. Sinks has served as Executive Vice President-Field Operations of MGIC since January 2004 and was Senior Vice President-Field Operations of MGIC from July 2002 to January 2004. From March 1985 to July 2002, he held various positions within MGIC’s finance and accounting organization, the last of which was Senior Vice President, Controller and Chief Accounting Officer.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2002 and 2003 by calendar quarter the high and low sales prices of the Common Stock on the New York Stock Exchange Composite Tape.

	2002		2003
Quarter	High	Low	High	Low

First	$71.85	$59.03	$47.74	$35.30
Second	74.40	65.40	57.75	38.99
Third	68.95	38.60	58.77	46.08
Fourth	48.52	33.60	58.18	49.13

In 2002 and 2003 the Company declared and paid the following cash dividends:

	2002	2003
Quarter

First	$.025	$.0250
Second	$.025	$.0250
Third	$.025	$.0250
Fourth	$.025	$.0375

	$.100	$.1125

     The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. For a discussion of these restrictions, see the seventh paragraph under “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K and Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which are incorporated by reference.

     As of February 11, 2004, the number of shareholders of record was 183. In addition, there are approximately 164,000 beneficial owners of shares held by brokers and fiduciaries.

     Information regarding equity compensation plans is contained in Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands of dollars, except per share data)
Summary of Operations
Revenues:
Net premiums written	$1,364,631	$1,177,955	$1,036,353	$887,388	$792,345

Net premiums earned	$1,366,011	$1,182,098	$1,042,267	$890,091	$792,581
Investment income, net	202,881	207,516	204,393	178,535	153,071
Realized investment gains, net	36,862	29,113	37,352	1,432	3,406
Other revenue	79,657	65,836	30,448	18,424	32,797

Total revenues	1,685,411	1,484,563	1,314,460	1,088,482	981,855

Losses and expenses:
Losses incurred, net	766,028	365,752	160,814	91,723	97,196
Underwriting and other expenses	302,473	265,633	234,494	201,058	198,147
Interest expense	41,113	36,776	30,623	28,759	20,402

Total losses and expenses	1,109,614	668,161	425,931	321,540	315,745

Income before tax and joint ventures	575,797	816,402	888,529	766,942	666,110
Provision for income tax	146,027	240,971	277,590	239,151	205,594
Income from joint ventures, net of tax	64,109	53,760	28,198	14,208	9,685

Net income	$493,879	$629,191	$639,137	$541,999	$470,201

Weighted average common shares outstanding (in thousands)	99,022	104,214	107,795	107,260	109,258

Diluted earnings per share	$4.99	$6.04	$5.93	$5.05	$4.30

Dividends per share	$.1125	$.10	$.10	$.10	$.10

Balance sheet data
Total investments	$5,205,161	$4,726,472	$4,069,447	$3,472,195	$2,789,734
Total assets	5,917,387	5,300,303	4,567,012	3,857,781	3,104,393
Loss reserves	1,061,788	733,181	613,664	609,546	641,978
Short- and long-term debt	599,680	677,246	472,102	397,364	425,000
Shareholders’ equity	3,796,902	3,395,192	3,020,187	2,464,882	1,775,989
Book value per share	38.58	33.87	28.47	23.07	16.79

	Year Ended December 31,
	2003	2002	2001	2000	1999
New primary insurance written ($ millions)	$96,803	$92,532	$86,122	$41,546	$46,953
New primary risk written ($ millions)	25,209	23,403	21,038	10,353	11,422
New pool risk written ($ millions) (1)	862	674	412	345	564

Insurance in force (at year-end) ($ millions)
Direct primary insurance	189,632	196,988	183,904	160,192	147,607
Direct primary risk	48,658	49,231	45,243	39,175	35,623
Direct pool risk (1)	2,895	2,568	1,950	1,676	1,557

Primary loans in default ratios
Policies in force	1,551,331	1,655,887	1,580,283	1,448,348	1,370,020
Loans in default	86,372	73,648	54,653	37,422	29,761
Percentage of loans in default	5.57%	4.45%	3.46%	2.58%	2.17%
Percentage of loans in default — bulk	11.80%	10.09%	8.59%	9.02%	8.04%

Insurance operating ratios (GAAP)
Loss ratio	56.1%	30.9%	15.4%	10.3%	12.3%
Expense ratio	14.1%	14.8%	16.5%	16.4%	19.7%

Combined ratio	70.2%	45.7%	31.9%	26.7%	32.0%

Risk-to-capital ratio (statutory)
MGIC	8.1:1	8.7:1	9.1:1	10.6:1	11.9:1

(1)	Represents contractual aggregate loss limits and, for the years ended December 31, 2003 and 2002, for $4.9 billion and $3.0 billion, respectively, of risk without such limits, risk is calculated at $192 million and $147 million, respectively, for new risk written and $353 million and $161 million, respectively, for risk in force, the estimated amount that would credit enhance these loans to a ‘AA’ level based on a rating agency model.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Business and General Environment

     The Company, through its subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”), is the leading provider of private mortgage insurance in the United States to the home mortgage lending industry. The Company’s principal products are primary mortgage insurance and pool mortgage insurance. Primary mortgage insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which a portfolio of loans is individually insured in a single, bulk transaction.

The Company’s results of operations are affected by:

•	Premiums earned

     Premiums earned in a year are influenced by:

• Cancellations, which reduce the size of the in force book of insurance that generates premiums. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book.

• New insurance written, which increases the size of the in force book of insurance. New insurance written is affected by many factors, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from other mortgage insurers and alternatives to mortgage insurance, such as 80-10-10 loans.

• Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

• Premiums ceded to captive mortgage reinsurers and risk sharing arrangements with the GSEs.

•	Investment income

The investment portfolio is comprised almost entirely of highly rated, fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield.

•	Losses incurred

Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained under “Critical Accounting Policies” below, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:

• The state of the economy, which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.

• The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

• The average claim payment, which is affected by the size of loans insured (higher average loan amounts tend to increase losses incurred), the percentage coverage on insured loans (deeper average coverage tends to increase incurred losses), and housing values, which affect the Company’s ability to mitigate its losses through sales of properties with delinquent mortgages.

• The distribution of claims over the life of a book. Historically, the first years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years after that and then declining, although persistency and the condition of the economy can affect this pattern.

•	Income from joint ventures

Joint venture income principally consists of the aggregate results of two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”).

2003 Results

The Company’s results of operations in 2003 were principally affected by:

•	Losses incurred

In 2003, compared to 2002, losses incurred increased by $400 million. This increase was principally the result of a higher number of delinquencies, increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims, as well as an increase of $193 million in net losses paid.

•	Premiums earned

During 2003, the Company’s earned premiums were positively affected by premiums on insurance written through the bulk channel as well as premiums on other products having higher risk characteristics. During 2003, the Company’s earned premiums were negatively impacted by unprecedented levels of cancellations of insurance in force, premiums ceded in risk sharing arrangements and a decline in flow market share related to the Company’s position on certain captive reinsurance arrangements.

•	Income from joint ventures

Income from joint ventures increased in 2003 due to higher contributions from Sherman and C-BASS.

•	Underwriting and operating expenses

Underwriting and operating expenses increased in 2003 as a result of the record volume of business processed, including new insurance written and contract underwriting activity.

•	Investment income

During 2003, the investment portfolio increased by $479 million but investment income declined slightly compared to 2002 as the increase in the portfolio was offset by a decline in pre-tax yield.

RESULTS OF CONSOLIDATED OPERATIONS

2003 Compared with 2002

     Net income for 2003 was $493.9 million, compared to $629.2 million in 2002, a decrease of 22%. Diluted earnings per share for 2003 was $4.99 compared with $6.04 in 2002. Adjusted weighted average diluted shares outstanding for the years ended December 31, 2003 and 2002 were 99.0 million and 104.2 million, respectively. As used in this report, the term “Company” means the Company and its consolidated subsidiaries, which does not include less than majority owned joint ventures in which the Company has an equity interest.

New primary insurance written

     The amount of new primary insurance written by MGIC during 2003 was $96.8 billion, compared to $92.5 billion in 2002, an increase of $4.3 billion. New insurance written on a flow basis increased $1.1 billion during 2003 compared to 2002, with refinance volume increasing over last year. New insurance written in the bulk channel increased $3.2 billion during 2003 compared to 2002. A substantial portion of new insurance written in 2003 and 2002 covered refinance loans. Consistent with a forecast made in mid-February 2004 by the Mortgage Bankers Association, which shows a decline in refinance activity in 2004, the Company expects new insurance written in 2004 to decline.

Cancellations and insurance in force

     The $96.8 billion of new primary insurance written during 2003 was offset by the cancellation of $104.2 billion of insurance in force, and resulted in a net decrease of $7.4 billion in primary insurance in force, compared to new primary insurance written of $92.5 billion, the cancellation of $79.4 billion of insurance in force and a net increase of $13.1 billion in primary insurance in force during 2002. Direct primary insurance in force was $189.6 billion at December 31, 2003 compared to $197.0 billion at December 31, 2002.

     Cancellation activity has historically been affected by the level of mortgage interest rates. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) declined to 47.1% at December 31, 2003 from 56.8% at December 31, 2002. If refinance activity declines in 2004 from its level in 2003, the Company expects that persistency will improve in 2004, although the extent of the improvement is not possible to forecast accurately. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

Bulk transactions

     New insurance written during 2003 for bulk transactions was $25.7 billion ($6.7 billion, $6.6 billion, $7.3 billion and $5.1 billion for the first through fourth quarters, respectively) compared to $22.5 billion during 2002 (with quarterly volume ranging from $6.6 billion to $4.4 billion). The Company’s writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. The Company’s writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. Competition from such an execution in turn depends on, among other factors, the yield at which investors are willing to purchase tranches of the securitization that involve a higher degree of credit risk compared to the yield for tranches involving the lowest credit risk (the difference in such yields is referred to as the spread) and the amount of credit for losses that a rating agency will give to mortgage insurance, which may be affected by the agency’s view of the outlook for the insurer’s claims-paying ability. As the spread declines, competition from an execution in which the subordinate tranches bear the first loss increases. As a result of the sensitivities discussed above, bulk volume can vary materially from period to period.

     The Company expects that the loans that are included in bulk transactions will have delinquency and claim rates in excess of those on the Company’s flow business. The Company also expects that loans included in bulk transactions will have lower persistency than the Company’s flow business, although the persistency of bulk loans at December 31 and September 30, 2003 was higher than the persistency of flow loans at those dates. The Company believes this is partially the result of the positive effect that pre-payment penalties had on bulk loan persistency as well as the historically unprecedented level of cancellations of flow business. While the Company believes it has priced its bulk business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

Pool insurance

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during 2003 and 2002 was $862 million and $674 million, respectively. The Company’s direct pool risk in force was $2.9 billion at December 31, 2003 and $2.6 billion at December 31, 2002. The risk amounts are contractual aggregate loss limits and, for the years ended December 31, 2003 and 2002, for $4.9 billion and $3.0 billion, respectively, of risk without such limits, risk is calculated at $192 million and $147 million, respectively, for new risk written and $353 million and $161 million, respectively, for risk in force, representing the estimated amount that would credit enhance these loans to a ‘AA’ level based on a rating agency model.

Net premiums written and earned

     Net premiums written and net premiums earned increased in 2003 primarily as a result of a higher percentage of premiums on products with higher premium rates, principally on insurance written through the bulk channel.

Risk sharing arrangements

     Through September 30, 2003, approximately 53% of the Company’s new insurance written on a flow basis was subject to captive mortgage reinsurance arrangements or risk sharing arrangements with the GSEs; this percentage is comparable to the percentage for the year ended December 31, 2002. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, for 2003, the percentage of new insurance written covered by such arrangements is shown as of the end of the prior quarter. Premiums ceded in such arrangements are reported as ceded in the period in which they are ceded regardless of when the mortgage was insured.

     A substantial portion of the Company’s captive mortgage reinsurance arrangements is structured on an excess of loss basis. At the beginning of the second quarter of 2003 the Company stopped participating in certain excess of loss risk sharing arrangements on terms which are generally present in the market. The captive mortgage reinsurance programs of larger lenders generally are not consistent with the Company’s position. The Company’s position with respect to such risk sharing arrangements resulted in a reduction of business from such lenders and in a decline in the Company’s flow market share in 2003 compared to 2002.

Investment income

     Investment income in 2003 decreased due to a decrease in the average investment yield, offset by an increase in the amortized cost of average invested assets to $4.7 billion for 2003 from $4.2 billion for 2002, an increase of 12%. The portfolio’s average pre-tax investment yield was 4.3% for 2003 and 4.7% for 2002. The portfolio’s average after-tax investment yield was 3.8% for 2003 and 4.2% for 2002. The Company’s net realized gains in 2003 and 2002 resulted primarily from the sale of fixed maturities.

Other revenue

     The increase in other revenue is primarily the result of increased revenue from contract underwriting.

Joint ventures

     The Company’s equity in the earnings from the Sherman and C-BASS joint ventures with Radian Group Inc. (“Radian”) and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on the Company’s consolidated statement of operations. The increase in income from joint ventures from 2002 to 2003 is primarily the result of increased equity earnings from Sherman and C-BASS.

     C-BASS, in which the Company and Radian each have an interest of approximately 46%, is a mortgage investment and servicing firm specializing in credit-sensitive single-family residential mortgage assets and residential mortgage-backed securities. C-BASS principally invests in whole loans (including subprime loans) and mezzanine and subordinated residential mortgage-backed securities backed by non-conforming residential mortgage loans. C-BASS’s servicing operations, conducted through its Litton Loan Servicing subsidiary, principally consist of servicing loans on which C-BASS bears the credit risk. C-BASS’s principal sources of revenues during the last three years were gains on securitization and liquidation of mortgage-related assets, servicing fees and net interest income (including accretion on mortgage securities), which revenue items were offset by unrealized losses. In individual periods the relative contribution of these sources to total revenues has varied. C-BASS’s results of operations are affected by the timing of its securitization transactions. Virtually all of C-BASS’s assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS based on, among other things, valuations provided by financing counterparties. The ultimate value of these assets is the net present value of their future cash flows, which depends on, among other things, the level of losses on the underlying mortgages and prepayment activity by the mortgage borrowers. Market value adjustments could impact C-BASS’s results of operations and the Company’s share of those results.

     Total assets of C-BASS at December 31, 2003 and 2002 were approximately $3.181 billion and $1.754 billion, respectively. Total liabilities at December 31, 2003 and 2002 were approximately $2.711 billion and $1.385 billion, respectively, of which approximately $2.449 billion and $1.110 billion, respectively, was debt, virtually all of which matures within one-year or less. For the years ended December 31, 2003 and 2002, revenues of approximately $357 million and $311 million, respectively, and expenses of approximately $213 million and $173 million, respectively, resulted in income before tax of approximately $144 million and $138 million, respectively. The Company’s investment in C-BASS on an equity basis at December 31, 2003 was $219.8 million.

     Sherman is principally engaged in the business of purchasing and servicing delinquent consumer assets such as credit card loans and Chapter 13 bankruptcy debt. A substantial portion of Sherman’s consolidated assets are investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman’s results of operations are sensitive to estimates by Sherman’s management of ultimate collections on these portfolios. Effective January 1, 2003, the Company and Radian each sold four percentage points of their respective interest in Sherman to Sherman’s management for cash, reducing each company’s interest in Sherman to 41.5%. The Company’s investment in Sherman on an equity basis at December 31, 2003 was $63.7 million but is expected to decline at March 31, 2004 due to a distribution received during the first quarter of 2004.

     Because C-BASS and Sherman are accounted for by the equity method, they are not consolidated with the Company and their assets and liabilities do not appear in the Company’s balance sheet. The “investments in joint ventures” item in the Company’s balance sheet reflects the amount of capital contributed by the Company to the joint ventures plus the Company’s share of their comprehensive income (or minus its share of their comprehensive loss) and minus capital distributed to the Company by the joint ventures.

Losses

     As discussed in “Critical Accounting Policies”, consistent with industry practice, loss reserves for future claims are established only for loans that are currently delinquent. (The terms “delinquent” and “default” are used interchangeably by the Company.) Loss reserves are established by management’s estimating the number of loans in the Company’s inventory of delinquent loans that will not cure their delinquency (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that the Company will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that the Company will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets.

     In 2003 net losses incurred were $766 million, $652 million pertained to current year loss development and $114 million pertained to prior years’ loss development. On a quarterly basis in 2003, net losses incurred were $142.2 million, $173.1 million, $220.7 million and $230.0 million for the first through the fourth quarters, respectively. For the year net losses incurred increased by $400 million. This increase was principally the result of a higher number of delinquencies (both bulk and flow), increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims, as well as an increase of $193 million in net losses paid. The average primary claim paid for 2003 was $22,925 compared to $20,115 for 2002. The Company expects that incurred losses in 2004 will increase over the level of 2003. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

     Information about the composition of the primary insurance default inventory at December 2003 and 2002 appears in the table below.

	December 31,	December 31,
	2003	2002
Total loans delinquent	86,372	73,648
Percentage of loans delinquent (default rate)	5.57%	4.45%

Flow loans delinquent	45,259	43,196
Percentage of flow loans delinquent (default rate)	3.76%	3.19%

Bulk loans delinquent	41,113	30,452
Percentage of bulk loans delinquent (default rate)	11.80%	10.09%

A-minus and subprime credit loans delinquent*	34,525	25,504
Percentage of A-minus and subprime credit loans delinquent (default rate)	14.14%	12.68%

*A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.

     The pool notice inventory increased from 26,676 at December 31, 2002 to 28,135 at December 31, 2003.

     Information about losses paid in 2003 and 2002 appears in the table below.

Net paid claims ($millions)
	Twelve months ended
	December 31,
	2003	2002
Flow	$194	$117
Bulk	160	65
Second mortgage	30	24
Pool and other	50	35

	$434	$241

     The Company has not written any new second mortgage risk for loans closing after 2001.

     At December 31, 2003, 85% of MGIC’s insurance in force was written subsequent to December 31, 2000. On the Company’s flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). The Company expects the period of highest claims frequency on bulk loans will occur earlier than in the historical pattern on the Company’s flow business.

Underwriting and other expenses

     Among other items, the increase in underwriting and other expenses is attributable to increases in expenses related to insurance and contract underwriting activity. During 2003 and 2002 the company amortized $29.5 million and $25.9 million, respectively, of deferred insurance policy acquisition costs. See the discussion of deferred policy acquisition costs under “Critical accounting policies”.

     The consolidated insurance operations loss ratio was 56.1% for 2003 compared to 30.9% for 2002. The consolidated insurance operations expense and combined ratios were 14.1% and 70.2%, respectively, for 2003 compared to 14.8% and 45.7% for 2002.

Income taxes

     The effective tax rate was 25.4% in 2003, compared to 29.5% in 2002. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The lower effective tax rate in 2003 principally resulted from a higher percentage of total income before tax being generated from tax-preferenced investments. The Company expects the effective tax rate to be higher in 2004 due to reduced benefits from tax-preferenced investments.

2002 Compared with 2001

     Net income for 2002 was $629.2 million, compared to $639.1 million in 2001, a decrease of 2%. Diluted earnings per share for 2002 was $6.04 compared with $5.93 in 2001. Adjusted weighted average diluted shares outstanding for the years ended December 31, 2002 and 2001 were 104.2 million and 107.8 million, respectively.

New primary insurance written

     The amount of new primary insurance written by MGIC during 2002 was $92.5 billion, compared to $86.1 billion in 2001, an increase of $6.4 billion. New insurance written in the bulk channel declined $3.2 billion during 2002 compared to 2001. New insurance written on a flow basis increased $9.6 billion during 2002 compared to 2001, with refinance volume approximately equal in both years.

Cancellations and insurance in force

     The $92.5 billion of new primary insurance written during 2002 was offset by the cancellation of $79.4 billion of insurance in force, and resulted in a net increase of $13.1 billion in primary insurance in force, compared to new primary insurance written of $86.1 billion, the cancellation of $62.4 billion of insurance in force and a net increase of $23.7 billion in primary insurance in force during 2001. Direct primary insurance in force was $197.0 billion at December 31, 2002 compared to $183.9 billion at December 31, 2001.

     Cancellation activity increased during 2002 compared to the cancellation levels of 2001 principally due to the lower interest rate environment. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) declined to 56.8% at December 31, 2002 from 61.0% at December 31, 2001.

Bulk transactions

     New insurance written during 2002 for bulk transactions was $22.5 billion ($6.6 billion, $5.7 billion, $4.4 billion and $5.8 billion for the first through fourth quarters, respectively) compared to $25.7 billion during 2001.

     In the first quarter of 2002, the Company entered into a preliminary agreement providing that new insurance written in 2002 through the bulk channel on Alt A, subprime and certain other loans would be subject to quota share reinsurance of approximately 15% provided by a third party reinsurer. The agreement was terminated on a cutoff basis effective October 1, 2002, relieving both parties of any further obligations.

Pool insurance

     New pool risk written during 2002 and 2001 was $674 million and $412 million, respectively. The Company’s direct pool risk in force was $2.6 billion at December 31, 2002 and $2.0 billion at December 31, 2001.

Net premiums written and earned

     The increases in net premiums written and earned were primarily a result of the growth in insurance in force and a higher percentage of premiums on products with higher premium rates, principally on insurance written through the bulk channel, offset in part by an increase in ceded premiums.

Risk sharing arrangements

     Premiums ceded in captive mortgage reinsurance arrangements and in risk sharing arrangements with the GSEs increased by $39.0 million in 2002. Through December 31, 2002, approximately 53% of the Company’s new insurance written on a flow basis was subject to such arrangements compared to 50% for the year ended December 31, 2001. (New insurance written through the bulk channel is not subject to such arrangements.)

Investment income

     Investment income increased due to increases in the amortized cost of average invested assets to $4.2 billion for 2002 from $3.7 billion for 2001, offset by a decrease in the investment yield. The portfolio’s average pre-tax investment yield was 4.7% for 2002 and 5.4% for 2001. The portfolio’s average after-tax investment yield was 4.2% for 2002 and 4.6% for the same period in 2001. The Company’s net realized gains in 2002 and 2001 resulted primarily from the sale of fixed maturities.

Other revenue

     The increase in other revenue is primarily the result of increased revenue from contract underwriting.

Joint ventures

     The increase in income from joint ventures from 2001 to 2002 is primarily the result of increased equity earnings from C-BASS and Sherman.

     Total assets of C-BASS at December 31, 2002 and 2001 were approximately $1.754 billion and $1.288 billion, respectively. Total liabilities at December 31, 2002 and 2001 were approximately $1.385 billion and $1.006 billion, respectively, of which approximately $1.110 billion and $0.934 billion, respectively, were debt, virtually all of which matures within one-year or less. The remaining liabilities at those dates were related to interest rate hedging activities or were accrued expenses and other liabilities. For the years ended December 31, 2002 and 2001, revenues of approximately $311 million and $224 million, respectively, and expenses of approximately $173 million and $138 million, respectively, resulted in income before tax of approximately $138 million and $86 million, respectively.

Losses

     Net losses incurred increased $204.9 million in 2002 after increasing $69.1 million in 2001. On a quarterly basis, net losses incurred were $59.7 million, $64.4 million, $101.1 million and $140.5 million for the first through the fourth quarters, respectively. The increase in 2002 was due to an increase in the primary notice inventory related to bulk default activity and defaults arising from the early development of the 2000 and 2001 flow books of business as well as an increase in losses paid. The average primary claim paid for 2002 was $20,115 compared to $18,607 for 2001.

Underwriting and other expenses

     Interest expense increased primarily due to an increase in debt outstanding offset by lower weighted-average interest rates during 2002 compared to 2001.

     During 2002 and 2001 the Company amortized $25.9 million and $22.2 million, respectively, of deferred insurance policy acquisition costs. The consolidated insurance operations loss ratio was 30.9% for 2002 compared to 15.4% for 2001. The consolidated insurance operations expense and combined ratios were 14.8% and 45.7%, respectively, for 2002 compared to 16.5% and 31.9% for 2001.

Income taxes

     The effective tax rate was 29.5% in 2002, compared to 31.2% in 2001. During both periods the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The lower effective tax rate in 2002 resulted from a higher percentage of total income before tax being generated from the tax-preferenced investments.

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

     In December 2003 Standard & Poor’s Rating Services (“S&P”) announced that it lowered MGIC’s financial strength rating to ‘AA’ from ‘AA+’ and the Company’s long-term counterparty credit rating to ‘A’ from ‘A+’ because of a weakening of MGIC’s operating performance from a very strong to a strong level, as well as rising delinquencies. In addition, the level of risk in MGIC’s book of business is increasing relative to its peers, in part due to the growth in its bulk in-force book, which has grown to about 25% of the total in-force.” S&P said in its announcement that the outlook for MGIC’s and the Company’s ratings was stable. Shortly before S&P’s announcement, Moody’s Investors Service (“Moody’s”) and Fitch Ratings reaffirmed their respective ‘Aa2’ and ‘AA+’ financial strength ratings of MGIC.

Financial Condition

     As of December 31, 2003, the Company had $137.7 million of short-term investments with maturities of 90 days or less, and 72% of the investment portfolio was invested in tax-preferenced securities. In addition, at December 31, 2003, based on book value, the Company’s fixed income securities were approximately 99% invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     At December 31, 2003, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2003, the effective duration of the Company’s fixed income investment portfolio was 5.2 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.2% change in the market value of the Company’s fixed income portfolio.

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

     The Company has a $285 million commercial paper program, which is rated ‘A-1’ by S&P and ‘P-1’ by Moody’s. At December 31, 2003 and 2002, the Company had $100.0 million and $177.3 million in commercial paper outstanding with a weighted average interest rate of 1.18% and 1.46%, respectively.

     The Company had a $285 million credit facility available at December 31, 2003 expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders position (which includes MGIC’s surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At December 31, 2003, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $185.0 million at December 31, 2003.

     The Company had $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at December 31, 2003 and 2002. At December 31, 2003 and 2002, the market value of the outstanding debt was $644.3 million and $721.9 million, respectively.

     In May 2002, a swap designated as a cash flow hedge was amended to coincide with the credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at December 31, 2003 and 2002 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     Amortization expense on the interest rate swaps during 2003 and 2002 of approximately $3.4 million and $1.8 million, respectively, were included in interest expense. Gains or losses arising from the amendment or termination of previously held interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. As the result of an extraordinary dividend paid by MGIC in March 2003, MGIC cannot pay any dividends without the approval of the Office of the Commissioner of Insurance of the State of Wisconsin (the “OCI”) until March 27, 2004. The first paragraph of Note 11 of the Notes to the Company’s Consolidated Financial Statements included elsewhere in this document discusses the regulations of the OCI governing the payment of dividends without approval of the OCI.

     During 2003, the Company repurchased 2.3 million shares of Common Stock at a cost of $94.1 million. At December 31, 2003, the Company had authority covering the purchase of an additional 7.6 million shares. From mid-1997 through December 31, 2003, the Company has repurchased 23.7 million shares at a cost of $1.2 billion. Funds for the shares repurchased by the

Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2003, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $56.1 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through December 31, 2003, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     The Company’s consolidated risk-to-capital ratio was 9.4:1 at December 31, 2003 compared to 9.7:1 at December 31, 2002. The decrease was due to an increase in capital of $0.3 billion, during 2003.

     The risk-to-capital ratios set forth above have been computed on a statutory basis. However, the methodology used by the rating agencies to assign claims-paying ability ratings permits less leverage than under statutory requirements. As a result, the amount of capital required under statutory regulations may be lower than the capital required for rating agency purposes. In addition to capital adequacy, the rating agencies consider other factors in determining a mortgage insurer’s claims-paying rating, including its historical and projected operating performance, business outlook, competitive position, management and corporate strategy. See the last paragraph under “Other Matters” above for a recent announcement by S&P regarding the claims-paying ability rating of MGIC.

     For certain material risks of the Company’s business, see “Risk Factors” below.

Contractual Obligations

     At December 31, 2003, the approximate future payments under the contractual obligations of the Company of the type described in the table below are as follows:

	Payments due by period
		Less than			More than
Contractual Obligations ($ millions):	Total	1 year	1-3 years	3-5 years	5 years
Long Term Debt Obligations	$500	$—	$300	$200	$—
Operating Lease Obligations	14	6	6	2	—
Purchase Obligations	4	3	1	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$518	$9	$307	$202	$—

     The Company’s long-term debt obligations consist of $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007, as discussed in “Note 5 — short- and long-term debt” to the Company’s consolidated financial statements and under “Liquidity and Capital Resources” above. The Company’s operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in “Note 12 - Leases” to the Company’s consolidated financial statements.

     The Company’s purchase obligations include obligations to purchase computer software, home office furniture and equipment.

Critical Accounting Policies

     The Company believes that the accounting policies described below involved significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     The incurred but not reported (“IBNR”) reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to the Company by the lender. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rates and claims amounts for the estimated number of defaults not reported.

     Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

Revenue recognition

     When the policy term ends, the primary mortgage insurance written by the Company is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy term. The Company has no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided.

     Fee income of the non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Deferred insurance policy acquisition costs

     Costs associated with the acquisition of mortgage insurance policies, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs (“DAC”). DAC arising from each book of business is charged against revenue in the same proportion that the underwriting profit for the period of the charge bears to the total underwriting profit over the life of the policies. The underwriting profit and the life of the policies are estimated and are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key assumptions such as loss development. Interest is accrued on the unamortized balance of DAC.

Risk Factors

     The Company’s revenues and losses could be affected by the risk factors discussed below, which are an integral part of Management’s Discussion and Analysis. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as the Company “believes”, “anticipates” or “expects”, or words of similar import, are forward looking statements. The Company is not undertaking any obligation to update any forward looking statements in this Management’s Discussion and Analysis.

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

     The mix of business the Company writes also affects the likelihood of losses occurring. In recent years, a greater percentage of the Company’s volume than in the past has included segments that the Company views as having a higher probability of claim, including loans with LTV ratios over 95%, FICO credit scores below 620 or limited underwriting, including limited borrower documentation. A mid-February 2004 mortgage finance forecast of the Mortgage Bankers Association projects that quarterly mortgage originations in the United States are expected to decline materially in 2004 compared to 2003. In response to lower national origination volume, mortgage lenders may seek to maintain their own volume through a greater focus on lending to borrowers in segments that the Company views as having a higher probability of claim.

     About 8% of the Company’s risk in force written through the flow channel, and somewhat more than half of the Company’s risk in force written through the bulk channel, consists of ARMs. The Company believes that during a prolonged period of rising interest rates claims on ARMs would be substantially higher than for fixed rate loans, although the performance of ARMs has not been tested in such an environment.

     The performance of the servicing function on a mortgage loan, particularly a subprime loan, can affect the likelihood that the loan will default as well as the loss resulting from a default. The Company believes Fairbanks Capital Corp. (“Fairbanks”) is the servicer of approximately 1.5% of the loans insured by the Company and approximately 6.2% of the loans insured by the Company written through the bulk channel (a substantial number of which are subprime). The servicer ratings assigned to Fairbanks by Moody’s and S&P were downgraded during the second quarter of 2003 from “strong” to “below average” (or their equivalents) due in part to concerns expressed by those rating agencies about Fairbanks’ regulatory compliance and operational controls.

     Competition or changes in the Company’s relationships with its customers could reduce the Company’s revenues or increase its losses.

     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but also with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender.

     A substantial portion of the Company’s captive mortgage reinsurance arrangements are structured on an excess of loss basis. At the beginning of the second quarter of 2003 the Company stopped participating in certain excess of loss risk sharing arrangements on terms which are generally present in the market. The captive mortgage reinsurance programs of larger lenders generally are not consistent with the Company’s position. The Company’s position with respect to such risk sharing arrangements resulted in a reduction of business from such lenders and a decline in the Company’s flow market share in 2003 compared to 2002.

     The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. The Company’s top ten customers generated 27.0% of the new primary insurance that it wrote on a flow basis in 1997 compared to 39.5% in 2002 and 33.1% in 2003. The share of Company’s top ten customers declined in 2003 as a result of the Company’s position on captive mortgage reinsurance referred to above.

     Our private mortgage insurance competitors include:

•	PMI Mortgage Insurance Company

•	GE Capital Mortgage Insurance Corporation

•	United Guaranty Residential Insurance Company

•	Radian Guaranty Inc.

•	Republic Mortgage Insurance Company

•	Triad Guaranty Insurance Corporation

•	CMG Mortgage Insurance Company

AGC Holdings Limited, a company whose mortgage insurance business was primarily reinsurance, recently announced that it intended to write mortgage guaranty insurance on a direct basis.

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

     During the 1990s, the Company’s year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At December 31, 2003 persistency was at 47.1%. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, the Company does not expect persistency will approach its December 31,1990 level.

     If the volume of low down payment home mortgage originations declines, the amount of insurance that the Company writes could decline which would reduce the Company’s revenues.

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

     Whether such a lower contribution would in fact occur depends in part on the extent of the volume decline. Even with a substantial decline in volume, there may be offsetting factors that could increase the contribution in the current year. These offsetting factors include higher persistency and a mix of business with higher average premiums, which could have the effect of increasing revenues, and improvements in the economy, which could have the effect of reducing losses. In addition, the effect on the insurer’s overall results from such a lower contribution may be offset by decreases in the mortgage insurer’s expenses that are unrelated to claim or default activity, including those related to lower volume.

     The Company’s new insurance written during 2001 — 2003 was $86.1 billion, $92.5 billion and $96.8 billion, respectively. Consistent with a mid-February 2004 mortgage finance forecast of the Mortgage Bankers Association, which projects that quarterly mortgage originations in the United States are expected to decline materially in 2004 compared to 2003, the Company expects new insurance written in 2004 will be materially lower than in 2003.

     The amount of insurance the Company writes could be adversely affected if lenders and investors select alternatives to private mortgage insurance.

     These alternatives to private mortgage insurance include:

•	lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10% loan-to-value ratio (referred to as an 80-10-10 loan) rather than a first mortgage with a 90% loan- to-value ratio,

•	investors holding mortgages in portfolio and self-insuring,

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, and

•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration.

     While no data is publicly available, the Company believes that 80-10-10 loans remain a significant percentage of mortgage originations.

     Changes in the business practices of Fannie Mae and Freddie Mac could reduce the Company’s revenues or increase its losses.

     The business practices of Fannie Mae and Freddie Mac affect the entire relationship between them and mortgage insurers and include:

•	the level of private mortgage insurance coverage, subject to the limitations of Fannie Mae and Freddie Mac’s charters, when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

•	whether Fannie Mae or Freddie Mac influence the mortgage lender’s selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

•	whether Fannie Mae or Freddie Mac will give mortgage lenders an incentive, such as a reduced guaranty fee, to select a mortgage insurer that has a “AAA” claims-paying ability rating to benefit from the lower capital requirements for Fannie Mae and Freddie Mac when a mortgage is insured by a company with that rating,

•	the underwriting standards that determine what loans are eligible for purchase by Fannie Mae or Freddie Mac, which thereby affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans,

•	the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and

•	the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent.

     The mortgage insurance industry is subject to litigation risk.

     Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including the Company’s MGIC subsidiary, have been involved in litigation alleging violations of the Real Estate Settlement Procedures Act, which is commonly known as RESPA. MGIC’s settlement of litigation against it under RESPA became final in October 2003. There can be no assurance that MGIC will not be subject to future litigation under RESPA.

     In March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus and subprime premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. In December 2003, the Court denied MGIC’s motion seeking dismissal of the portion of the case covering damages under FCRA but dismissed the remainder of the case. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations. Similar actions have been filed against five other mortgage insurers.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     At December 31, 2003, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet investment grade credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2003, the effective duration of the Company’s fixed income investment portfolio was 5.2 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.2% change in the market value of the Company’s fixed income portfolio.

     The Company’s borrowings under its commercial paper program are subject to interest rates that are variable. A discussion of the Company’s interest rate swaps appears in the fifth paragraph of Item 7 of this Annual Report on Form 10-K under “Liquidity and Capital Resources” and such discussion is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

     The following consolidated financial statements of the Company are filed pursuant to this Item 8:

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$1,482,349	$1,292,283	$1,101,160
Assumed	97	336	516
Ceded (note 7)	(117,815)	(114,664)	(65,323)

Net premiums written	1,364,631	1,177,955	1,036,353
Decrease in unearned premiums	1,380	4,143	5,914

Net premiums earned (note 7)	1,366,011	1,182,098	1,042,267

Investment income, net of expenses (note 4)	202,881	207,516	204,393
Realized investment gains, net (note 4)	36,862	29,113	37,352
Other revenue	79,657	65,836	30,448

Total revenues	1,685,411	1,484,563	1,314,460

Losses and expenses:
Losses incurred, net (notes 6 and 7)	766,028	365,752	160,814
Underwriting and other expenses	302,473	265,633	234,494
Interest expense	41,113	36,776	30,623

Total losses and expenses	1,109,614	668,161	425,931

Income before tax and joint ventures	575,797	816,402	888,529
Provision for income tax (note 10)	146,027	240,971	277,590
Income from joint ventures, net of tax	64,109	53,760	28,198

Net income	$493,879	$629,191	$639,137

Earnings per share (note 11):

Basic	$5.00	$6.07	$5.98

Diluted	$4.99	$6.04	$5.93

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002

	2003	2002
	(In thousands of dollars)
ASSETS
Investment portfolio (note 4):
Securities, available-for-sale, at fair value:
Fixed maturities	$5,059,147	$4,613,462
Equity securities	8,280	10,780
Short-term investments	137,734	102,230

Total investment portfolio (amortized cost,	5,205,161	4,726,472
2003-$4,977,100; 2002-$4,466,183)
Cash	23,612	11,041
Accrued investment income	59,588	58,432
Reinsurance recoverable on loss reserves (note 7)	18,074	21,045
Prepaid reinsurance premiums (note 7)	7,528	8,180
Premiums receivable	122,290	97,751
Home office and equipment, net	36,722	35,962
Deferred insurance policy acquisition costs	32,613	31,871
Investments in joint ventures (note 8)	308,213	240,085
Other assets	103,586	69,464

Total assets	$5,917,387	$5,300,303

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves (notes 6 and 7)	$1,061,788	$733,181
Unearned premiums (note 7)	168,137	170,167
Short- and long-term debt (note 5)	599,680	677,246
Income taxes payable	118,126	133,843
Other liabilities	172,754	190,674

Total liabilities	2,120,485	1,905,111

Contingencies (note 13)

Shareholders’ equity (note 11):
Common stock, $1 par value, shares authorized 300,000,000; shares issued 2003 - 121,587,417; 2002 - 121,418,637 outstanding 2003 - 98,412,844; 2002 - 100,251,444	121,587	121,419
Paid-in capital	238,496	232,950
Members’ equity	989	380
Treasury stock (shares at cost 2003 - 23,174,573; 2002 - 21,167,193)	(1,115,969)	(1,035,858)
Accumulated other comprehensive income, net of tax (note 2)	140,651	147,908
Retained earnings (note 11)	4,411,148	3,928,393

Total shareholders’ equity	3,796,902	3,395,192

Total liabilities and shareholders’ equity	$5,917,387	$5,300,303

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2003, 2002 and 2001

					Accumulated
					other
	Common	Paid-in	Members’	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	equity	stock	income (note 2)	earnings	income
			(In thousands of dollars)
Balance, December 31, 2000	$121,111	$207,882	$—	$(621,033)	$75,814	$2,681,108
Net income	—	—	—	—	—	639,137	$639,137
Change in unrealized investment gains and losses, net	—	—	—	—	(21,351)	—	(21,351)
Unrealized gain (loss) on derivatives, net	—	—	—	—	(7,819)	—	(7,819)

Comprehensive income	—	—	—	—	—	—	$609,967

Dividends declared	—	—	—	—	—	(10,685)
Repurchase of outstanding common shares common shares	—	—	—	(73,488)	—	—
Reissuance of treasury stock	—	6,158	—	23,353	—	—

Balance, December 31, 2001	$121,111	$214,040	$—	$(671,168)	$46,644	$3,309,560

Net income	—	—	—	—	—	629,191	$629,191
Change in unrealized investment gains and losses, net	—	—	—	—	114,724	—	114,724
Unrealized gain (loss) on derivatives, net	—	—	—	—	(442)	—	(442)
Minimum pension liability adjustment, net	—	—	—	—	(13,018)	—	(13,018)

Comprehensive income	—	—	—	—	—	—	$730,455

Change in members’ equity	—	—	380	—	—	—
Dividends declared	—	—	—	—	—	(10,358)
Common stock shares issued	308	16,101	—	—	—	—
Repurchase of outstanding common shares	—	—	—	(373,281)	—	—
Reissuance of treasury stock	—	2,809	—	8,591	—	—

Balance, December 31, 2002	$121,419	$232,950	$380	$(1,035,858)	$147,908	$3,928,393

Net income						493,879	$493,879
Change in unrealized investment gains and losses, net (note 4)	—	—	—	—	(20,948)	—	(20,948)
Unrealized gain (loss) on derivatives, net (note 5)	—	—	—	—	2,494	—	2,494
Minimum pension liability adjustment, net (note 9)	—	—	—	—	13,018	—	13,018
Change in members’ equity	—	—	609	—	—	—
Dividends declared	—	—	—	—	—	(11,124)
Common stock shares issued	168	7,479	—	—	—	—
Repurchase of outstanding common shares	—	—	—	(94,133)	—	—
Reissuance of treasury stock	—	(1,933)	—	14,022	—	—
Other	—	—	—	—	(1,821)	—	(1,821)

Comprehensive income	—	—	—	—	—	—	$486,622

Balance, December 31, 2003	$121,587	$238,496	$989	$(1,115,969)	$140,651	$4,411,148

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$493,879	$629,191	$639,137
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	29,455	25,862	22,233
Capitalized deferred insurance policy acquisition costs	(30,197)	(25,606)	(28,521)
Depreciation and other amortization	21,224	12,292	8,281
(Increase) decrease in accrued investment income	(1,156)	604	(7,617)
Decrease in reinsurance recoverable on loss reserves	2,971	5,843	6,338
Decrease in prepaid reinsurance premiums	652	235	265
Increase in loss reserves	328,607	119,517	4,118
Decrease in unearned premiums	(2,030)	(4,378)	(6,179)
Equity earnings in joint ventures	(91,997)	(81,240)	(28,097)
Other	(64,772)	(68,990)	16,161

Net cash provided by operating activities	686,636	613,330	626,119

Cash flows from investing activities:
Purchase of equity securities	—	—	(71)
Purchase of fixed maturities	(3,822,762)	(2,804,029)	(2,801,654)
Investments in joint ventures	(7,769)	(17,528)	(15,000)
Proceeds from sale of equity securities	1,798	12,465	1,685
Proceeds from sale or maturity of fixed maturities	3,369,142	2,287,018	2,213,289

Net cash used in investing activities	(459,591)	(522,074)	(601,751)

Cash flows from financing activities:
Dividends paid to shareholders	(11,124)	(10,358)	(10,685)
Proceeds from issuance of long-term debt	—	199,992	35,200
Repayment of long-term debt	—	—	(133,384)
Net (repayment of)/proceeds from short-term debt	(78,873)	2,095	170,321
Reissuance of treasury stock	305	6,179	16,830
Repurchase of common stock	(94,134)	(373,070)	(73,488)
Common stock shares issued	4,856	10,825	—

Net cash (used in) provided by financing activities	(178,970)	(164,337)	4,794

Net increase (decrease) in cash and cash equivalents	48,075	(73,081)	29,162
Cash and cash equivalents at beginning of year	113,271	186,352	157,190

Cash and cash equivalents at end of year	$161,346	$113,271	$186,352

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1. Nature of business

MGIC Investment Corporation (“Company”) is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”) and several other subsidiaries, is principally engaged in the mortgage insurance business. The Company provides mortgage insurance to lenders throughout the United States and to government sponsored entities to protect against loss from defaults on low down payment residential mortgage loans. Through certain other non-insurance subsidiaries, the Company also provides various services for the mortgage finance industry, such as contract underwriting and portfolio analysis and retention.

At December 31, 2003, the Company’s direct primary insurance in force (representing the principal balance in the Company’s records of all mortgage loans that it insures) and direct primary risk in force (representing the insurance in force multiplied by the insurance coverage percentage), excluding MGIC Indemnity Corporation (“MIC”) was approximately $189.6 billion and $48.7 billion, respectively. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. The Company’s direct pool risk in force at December 31, 2003 was approximately $2.9 billion. MIC’s direct primary insurance in force, direct primary risk in force and direct pool risk in force was approximately $0.2 billion, $0.1 billion and $0.2 billion, respectively, at December 31, 2003.

2. Basis of presentation and summary of significant accounting policies

The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of MGIC Investment Corporation and its majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company’s 45.9% investment in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and 41.5% investment in Sherman Financial Group LLC, (“Sherman”), which are joint ventures with Radian Group Inc., are accounted for using the equity method of accounting and recorded on the balance sheet as investments in joint ventures. The Company has certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, of an immaterial amount. The Company’s equity in the earnings of these joint ventures is shown separately, net of tax, on the statement of operations. (See note 8.)

Investments

The Company categorizes its investment portfolio according to its ability and intent to hold the investments to maturity. Investments which the Company does not have the ability and intent to hold to maturity are considered to be available-for- sale and are reported at fair value and the related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income in shareholders’ equity. The Company’s entire investment portfolio is classified as available-for-sale. Realized investment gains and losses are reported in income based upon specific identification of securities sold. (See note 4.)

The Company completes a quarterly review of invested assets for evidence of other than temporary impairments. A cost basis adjustment and realized loss will be taken on invested assets whose value decline is deemed to be other than temporary. Additionally, for investments written down, income accruals will be stopped absent evidence that payment is likely and an assessment of the collectability of previously accrued income made. Factors used in determining investments whose value decline may be considered other than temporary include the following:

•	Investments with a market value <80% of amortized costs

•	For fixed income and preferred stocks, declines in credit ratings to below investment grade from appropriate rating agencies

•	Other securities which are under pressure due to market constraints or event risk

•	Intention of management to hold fixed income securities to maturity

There were no other than temporary asset impairment charges for the periods ending December 31, 2003, 2002 and 2001.

Home office and equipment

Home office and equipment is carried at cost net of depreciation. For financial statement reporting purposes, depreciation is determined on a straight-line basis for the home office, equipment and data processing hardware over estimated lives of 45, 5 and 3 years, respectively. For income tax purposes, the Company uses accelerated depreciation methods.

Home office and equipment is shown net of accumulated depreciation of $42.6 million, $38.6 million and $34.9 million at December 31, 2003, 2002 and 2001, respectively. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $4.9 million, $5.5 million and $4.9 million, respectively.

Deferred insurance policy acquisition costs

Costs associated with the acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs (“DAC”). Because Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises, specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of DAC, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance of SFAS No. 97, Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and Realized Gains and Losses From the Sale of Investments. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key assumptions such as persistency or loss development.

During 2003, 2002 and 2001, the Company amortized $29.5 million, $25.9 million and $22.2 million, respectively, of deferred insurance policy acquisition costs.

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

Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process. (See note 6.)

Revenue recognition

The insurance subsidiaries write policies which are guaranteed renewable contracts at the insured’s option on a single, annual or monthly premium basis. The insurance subsidiaries have no ability to reunderwrite or reprice these contracts. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as coverage is provided.

Fee income of the non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Income taxes

The Company and its subsidiaries file a consolidated federal income tax return. A formal tax sharing agreement exists between the Company and its subsidiaries. Each subsidiary determines income taxes based upon the utilization of all tax deferral elections available. This assumes tax and loss bonds are purchased and held to the extent they would have been purchased and held on a separate company basis since the tax sharing agreement provides that the redemption or non-purchase of such bonds shall not increase such member’s separate taxable income and tax liability on a separate company basis.

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. The Company accounts for these purchases as a payment of current federal income taxes.

Deferred income taxes are provided under the liability method, which recognizes the future tax effects of temporary differences between amounts reported in the financial statements and the tax bases of these items. The expected tax effects are computed at the current federal tax rate. (See note 10.)

Benefit plans

The Company has a non-contributory defined benefit pension plan covering substantially all employees. Retirement benefits are based on compensation and years of service. The Company recognizes these retirement benefit costs over the period during which employees render the service that qualifies them for benefits. The Company’s policy is to fund pension cost as required under the Employee Retirement Income Security Act of 1974. (See note 9.)

The Company accrues the estimated costs of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits. The Company offers both medical and dental benefits for retired employees and their spouses. Benefits are generally funded on a pay-as-you-go basis. The cost to the Company was not significant in 2003, 2002 and 2001. (See note 9.)

Stock-based compensation

The Company has certain stock-based compensation plans. (See note 11). Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted or modified on or after January 1, 2003. The adoption of SFAS No. 123 did not have a material effect on the Company’s results of operations or its financial position. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under the Company’s plans generally vest over periods ranging from one to five years. The cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,
	2003	2002	2001
	(in thousands of dollars, except per share data)
Net income, as reported	$493,879	$629,191	$639,137
Add stock-based employee compensation expense included in reported net income, net of tax	4,146	2,610	2,038
Deduct stock-based employee compensation expense, determined under the fair value method for all awards, net of tax	(10,503)	(12,425)	(13,483)

Pro forma net income	$487,522	$619,376	$627,692
Earnings per share:
Basic, as reported	$5.00	$6.07	$5.98
Basic, pro forma	$4.94	$5.97	$5.87

Diluted, as reported	$4.99	$6.04	$5.93
Diluted, pro forma	$4.92	$5.94	$5.82

Reinsurance

Loss reserves and unearned premiums are reported before taking credit for amounts ceded under reinsurance treaties. Ceded loss reserves are reflected as “Reinsurance recoverable on loss reserves”. Ceded unearned premiums are reflected as “Prepaid reinsurance premiums”. The Company remains contingently liable for all reinsurance ceded. (See note 7.)

Earnings per share

The Company’s basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, Earnings Per Share. The Company’s net income is the same for both basic and diluted EPS. Basic EPS is based on the weighted-average number of common shares outstanding. Diluted EPS is based on the weighted-average number of common shares outstanding and common stock equivalents which would arise from the exercise of stock options. The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS. (See note 11.)

	Years Ended December 31,
	2003	2002	2001
	(shares in thousands)
Weighted-average shares - Basic	98,776	103,725	106,941
Common stock equivalents	246	489	854

Weighted-average shares - Diluted	99,022	104,214	107,795

Statement of cash flows

For purposes of the consolidated statement of cash flows, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

Comprehensive income

The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Years Ended December 31,
	2003		2002		2001
	(In thousands of dollars)
Net income		$493,879		$629,191	$639,137
Other comprehensive (loss) income		(7,257)		101,264	(29,170)

Total comprehensive income		$486,622		$730,455	$609,967

Other comprehensive income (loss) (net of tax):
Cumulative effect — SFAS No. 133	$	N/A	$	N/A	$(5,982)
Net derivative gains (losses)		1,412		(1,524)	(2,919)
Amortization of deferred losses		1,082		1,082	1,082
Change in unrealized gains and losses on investments		(20,948)		114,724	(21,351)
Minimum pension liability adjustment		13,018		(13,018)	—
Other		(1,821)		—	—

Other comprehensive (loss) income		$(7,257)		$101,264	$(29,170)

The difference between the Company’s net income and total comprehensive income for the years ended December 31, 2003, 2002 and 2001 is due to the change in unrealized appreciation/depreciation on investments, the cumulative effect of the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the fair value adjustment and amortization of deferred losses relating to derivative financial instruments, a minimum pension liability adjustment and the Company’s share of the comprehensive loss booked on one of its joint venture investments, all net of tax. At December 31, 2003, accumulated other comprehensive income of $140.7 million includes $148.2 million of net unrealized gains on investments, ($5.7) million relating to derivative financial instruments, and ($1.8) million relating to the accumulated other comprehensive loss of the Company’s joint venture investment. (See notes 4, 5 and 9.)

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, (FIN 46). In December 2003, the FASB modified and issued a revised Interpretation (FIN 46R) which supercedes FIN 46. FIN 46R must be applied to certain entities in 2003 or 2004, depending on when the entities were created. If applicable, the Company would have to apply the provisions of FIN 46R in its financial statements filed for the first quarter of 2004. Management has determined that FIN 46R is not applicable to the Company and will therefore have no significant effect on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2002 and 2001 amounts to allow for consistent financial reporting.

3. Related party transactions

The Company provided certain services to C-BASS in 2003, 2002 and 2001 in exchange for an immaterial amount of fees. In addition, C-BASS provided certain services to the Company during 2003, 2002 and 2001 in exchange for an immaterial amount of fees.

4. Investments

The following table summarizes the Company’s investments at December 31, 2003 and 2002:

			Financial
	Amortized	Fair	Statement
	Cost	Value	Value
	(In thousands of dollars)
At December 31, 2003:

Securities, available-for-sale:
Fixed maturities	$4,831,086	$5,059,147	$5,059,147
Equity securities	8,280	8,280	8,280
Short-term investments	137,734	137,734	137,734

Total investment portfolio	$4,977,100	$5,205,161	$5,205,161

At December 31, 2002:

Securities, available-for-sale:
Fixed maturities	$4,353,174	$4,613,462	$4,613,462
Equity securities	10,779	10,780	10,780
Short-term investments	102,230	102,230	102,230

Total investment portfolio	$4,466,183	$4,726,472	$4,726,472

The amortized cost and fair value of investments at December 31, 2003 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003:	Cost	Gains	Losses	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$911,133	$11,159	$(1,917)	$920,375
Obligations of U.S.states and political subdivisions	3,667,747	212,807	(1,523)	3,879,031
Corporate debt securities	213,635	6,987	(918)	219,704
Mortgage-backed securities	161,260	884	(593)	161,551
Debt securities issued by foreign sovereign governments	15,045	1,175	—	16,220

Total debt securities	4,968,820	233,012	(4,951)	5,196,881
Equity securities	8,280	—	—	8,280

Total investment portfolio	$4,977,100	$233,012	$(4,951)	$5,205,161

The amortized cost and fair value of investments at December 31, 2002 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2002:	Cost	Gains	Losses	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$392,346	$11,929	$(3)	$404,272
Obligations of U.S. states and political subdivisions	3,725,062	232,487	(1,267)	3,956,282
Corporate debt securities	247,828	12,586	(100)	260,314
Mortgage-backed securities	76,154	2,971	(5)	79,120
Debt securities issued by foreign sovereign governments	14,014	1,690	—	15,704

Total debt securities	4,455,404	261,663	(1,375)	4,715,692
Equity securities	10,779	1	—	10,780

Total investment portfolio	$4,466,183	$261,664	$(1,375)	$4,726,472

The amortized cost and fair values of debt securities at December 31, 2003, by contractual maturity, are shown below. Debt securities consist of fixed maturities and short-term investments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

	Amortized	Fair
	Cost	Value
	(In thousands of dollars)
Due in one year or less	$188,272	$188,872
Due after one year through five years	1,100,704	1,135,630
Due after five years through ten years	1,146,279	1,212,271
Due after ten years	2,372,306	2,498,557

	4,807,561	5,035,330

Mortgage-backed securities	161,259	161,551

Total at December 31, 2003	$4,968,820	$5,196,881

Net investment income is comprised of the following:

	2003	2002	2001
	(In thousands of dollars)
Fixed maturities	$198,968	$199,472	$195,821
Equity securities	2,764	3,707	2,953
Short-term investments	1,996	5,611	6,863
Other	1,293	832	495

Investment income	205,021	209,622	206,132
Investment expenses	(2,140)	(2,106)	(1,739)

Net investment income	$202,881	$207,516	$204,393

The net realized investment gains (losses) and change in net unrealized appreciation (depreciation) of investments are as follows:

	2003	2002	2001
	(In thousands of dollars)
Net realized investment gains (losses) on sale of investments:
Fixed maturities	$38,946	$38,357	$38,199
Equity securities	(701)	(9,283)	(876)
Joint ventures	(1,385)	—	—
Short-term investments	2	39	29

	36,862	29,113	37,352

Change in net unrealized appreciation (depreciation):
Fixed maturities	(32,227)	175,822	(32,032)
Equity securities	—	735	(873)
Short-term investments	—	(59)	59

	(32,227)	176,498	(32,846)

Net realized investment gains (losses) and change in net unrealized appreciation (depreciation)	$4,635	$205,611	$4,506

The reclassification adjustment relating to the change in investment gains and losses is as follows:

	2003	2002	2001
	(In thousands of dollars)
Unrealized holding gains arising during the period, net of tax	$7,178	$135,104	$54
Less: reclassification adjustment for gains included in net income, net of tax	(28,126)	(20,380)	(21,405)

Change in unrealized investment gains and losses, net of tax	$(20,948)	$114,724	$(21,351)

The gross realized gains and the gross realized losses on sales of securities were $54.6 million and $17.7 million, respectively, in 2003, $47.2 million and $18.1 million, respectively, in 2002 and $50.8 million and $13.4 million, respectively, in 2001. The Company had $22.6 million and $21.4 million of investments on deposit with various states at December 31, 2003 and 2002, respectively, due to regulatory requirements of those state insurance departments.

The tax (benefit) expense of the changes in net unrealized (depreciation) appreciation was ($11.3) million, $61.8 million and ($11.5) million for 2003, 2002 and 2001, respectively.

5. Short- and long- term debt

The Company has a $285 million commercial paper program, which is rated “A-1” by Standard and Poors and “P-1” by Moody’s. At December 31, 2003 and 2002, the Company had $100.0 million and $177.3 million in commercial paper outstanding with a weighted average interest rate of 1.18% and 1.46%, respectively.

The Company has a $285 million credit facility available at December 31, 2003, expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At December 31, 2003, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $185.0 million at December 31, 2003.

The Company had $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at December 31, 2003 and 2002. At December 31, 2003 and 2002, the market value of the outstanding debt was $644.3 million and $721.9 million, respectively. Interest payments on all long-term and short-term debt were $41.8 million, $36.2 million, and $22.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In May 2002, a swap designated as a cash flow hedge was amended to coincide with the credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at December 31, 2003 and December 31, 2002 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

Amortization expense on the interest rate swaps for the years ended December 31, 2003 and 2002 of approximately $3.4 million and $1.8 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of previously held interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

6. Loss reserves

Loss reserve activity was as follows:

	2003	2002	2001
	(In thousands of dollars)
Reserve at beginning of year	$733,181	$613,664	$609,546
Less reinsurance recoverable	21,045	26,888	33,226

Net reserve at beginning of year	712,136	586,776	576,320
Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	652,231	440,004	372,940
Prior years (1)	113,797	(74,252)	(212,126)

Subtotal	766,028	365,752	160,814

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	34,505	19,546	14,047
Prior years	399,945	220,846	136,311

Subtotal	434,450	240,392	150,358

Net reserve at end of year	1,043,714	712,136	586,776
Plus reinsurance recoverables	18,074	21,045	26,888

Reserve at end of year	$1,061,788	$733,181	$613,664

(1) A negative number for a prior year indicates a redundancy of loss reserves, and a positive number for a prior year indicates a deficiency of loss reserves.

The top portion of the table above shows losses incurred on default notices received in the current year and in prior years, respectively. The amount of losses incurred relating to default notices received in the current year represents the estimated amount to be ultimately paid on such default notices. The amount of losses incurred relating to default notices received in prior years represents an adjustment made in the current year for defaults which were included in the loss reserve at the end of the prior year.

Current year losses incurred increased from 2002 to 2003 primarily due to an increase in the primary notice inventory related to defaults arising from development of recent flow and bulk books of business as well as an increase in net losses paid. The primary insurance notice inventory increased from 73,648 at December 31, 2002 to 86,372 at December 31, 2003 and pool insurance notice inventory increased from 26,676 at December 31, 2002 to 28,135 at December 31, 2003. The average claim paid for 2003 was $22,925 compared to $20,115 in 2002.

The development of the reserves in 2003, 2002 and 2001 is reflected in the prior year line, and results from the actual claim rates and actual claim amounts being different than those estimated by the Company when originally establishing the reserve at December 31, 2002, 2001 and 2000, respectively.

The lower portion of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. Since it takes, on average, about twelve months for a default which is not cured to develop into a paid claim, most losses paid relate to default notices received in prior years.

Information about the composition of the primary insurance default inventory at December 2003 and 2002 appears in the table below.

	December 31,	December 31,
	2003	2002
Total loans delinquent	86,372	73,648
Percentage of loans delinquent (default rate)	5.57%	4.45%

Flow loans delinquent	45,259	43,196
Percentage of flow loans delinquent (default rate)	3.76%	3.19%

Bulk loans delinquent	41,113	30,452
Percent of bulk loans delinquent (default rate)	11.80%	10.09%

A-minus and subprime credit loans delinquent*	34,525	25,504
Percentage of A-minus and subprime credit loans delinquent (default rate)	14.14%	12.68%

*A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel.

7. Reinsurance

The Company cedes a portion of its business to reinsurers and records assets for reinsurance recoverable on estimated reserves for unpaid losses and unearned premiums. Business written between 1985 and 1993 is ceded under various quota share reinsurance agreements with several reinsurers. The Company receives a ceding commission in connection with this reinsurance. The Company also cedes business to reinsurance subsidiaries of certain mortgage lenders, primarily under excess of loss agreements. The majority of ceded premiums relates to these agreements.

The reinsurance recoverable on loss reserves and the prepaid reinsurance premiums primarily represent amounts recoverable from large international reinsurers. The Company monitors the financial strength of its reinsurers including their claims paying ability rating and does not currently anticipate any collection problems. Generally, reinsurance recoverables on loss reserves and prepaid reinsurance premiums are backed by trust funds or letters of credit. No reinsurer represents more than $10 million of the aggregate amount recoverable.

The effect of these agreements on premiums earned and losses incurred is as follows:

	2003	2002	2001
	(In thousands of dollars)
Premiums earned:
Direct	$1,484,249	$1,296,548	$1,107,168
Assumed	227	448	686
Ceded	(118,465)	(114,898)	(65,587)

Net premiums earned	$1,366,011	$1,182,098	$1,042,267

Losses incurred:
Direct	$769,531	$367,149	$157,360
Assumed	(163)	(208)	(123)
Ceded	(3,340)	(1,189)	3,577

Net losses incurred	$766,028	$365,752	$160,814

8. Investments in joint ventures

C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive single-family residential mortgage assets and residential mortgage-backed securities. C-BASS principally invests in whole loans (including subprime loans) and mezzanine and subordinated residential mortgage-backed securities backed by non-conforming residential mortgage loans. C-BASS’s principal sources of revenues during the last three years were gains on securitization and liquidation of mortgage-related assets, servicing fees and net interest income (including accretion on mortgage securities), which revenue items were offset by unrealized losses. C-BASS’s results of operations are affected by the timing of its securitization transactions. Virtually all of C-BASS’s assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS based on, among other things, valuations provided by financing counterparties. The ultimate value of these assets is the net present value of their future cash flows, which depends on, among other things, the level of losses on the underlying mortgages and prepayment activity by the mortgage borrowers. Market value adjustments could impact C-BASS’s results of operations and the Company’s share of those results.

Total assets of C-BASS at December 31, 2003 and 2002 were approximately $3.181 billion and $1.754 billion, respectively. Total liabilities at December 31, 2003 and 2002 were approximately $2.707 billion and $1.385 billion, respectively, of which approximately $2.449 billion and $1.110 billion, respectively, was debt virtually all of which matures within one year or less. For the years ended December 31, 2003 and 2002, revenues of approximately $357 million and $311 million, respectively, and expenses of approximately $213 million and $173 million, respectively, resulted in income before tax of approximately $144 million and $138 million, respectively. The Company’s investment in C-BASS on an equity basis at December 31, 2003 was $219.8 million.

Sherman is principally engaged in the business of purchasing and servicing delinquent consumer assets such as credit card loans and Chapter 13 bankruptcy debt. A substantial portion of Sherman’s consolidated assets are investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman’s results of operations are sensitive to estimates by Sherman’s management of ultimate collections on these portfolios. Effective January 1, 2003, the Company sold four percentage points of its interest in Sherman to Sherman’s management for cash, reducing the Company’s interest in Sherman to 41.5%. The Company’s investment in Sherman on an equity basis at December 31, 2003 was $63.7 million.

Because C-BASS and Sherman are accounted for using the equity method, they are not consolidated with the Company and their assets and liabilities do not appear in the Company’s balance sheet. The “investments in joint ventures” item in the Company’s balance sheet reflects the amount of capital contributed by the Company to the joint ventures plus the Company’s share of their comprehensive income (or minus its share of their comprehensive loss) and minus capital distributed to the Company by the joint ventures. (See note 2.)

9. Benefit plans

The following tables provide reconciliations of the changes in the benefit obligation, fair value of plan assets and funded status of the pension and other postretirement benefit plans:

			Other Postretirement
	Pension Benefits		Benefits
	2003	2002	2003	2002
	(In thousands of dollars)
Reconciliation of projected benefit obligation:
Benefit obligation at beginning of year	$111,185	$91,629	$46,310	$36,732
Service cost	7,963	6,580	3,135	3,136
Interest cost	7,671	6,585	3,300	2,711
Plan participants’ contributions	—	—	184	—
Plan amendment (1)	1,361	2,092	—	—
Actuarial loss (gain)	14,650	5,708	9,794	4,361
Benefits paid	(1,628)	(1,409)	(1,038)	(630)

Benefit obligation at end of year	$141,202	$111,185	$61,685	$46,310

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$91,165	$90,159	$13,186	$14,102
Adjustment	343	106	—	—
Actual return on plan assets	24,194	(17,288)	4,354	(3,004)
Employer contributions	25,000	19,597	6,254	2,718
Plan participants’ contributions	—	—	184	—
Benefits paid	(1,628)	(1,409)	(1,038)	(630)

Fair value of plan assets at end of year	$139,074	$91,165	$22,940	$13,186

Balance Sheet at end of year
Accumulated benefit obligation	$(117,630)	$(92,707)	N/A	N/A
Effect of salary projection	(23,572)	(18,478)	N/A	N/A

Projected benefit obligation	(141,202)	(111,185)	$(61,685)	$(46,310)
Fair value of plan assets	139,074	91,165	22,940	13,186

Funded status	(2,128)	(20,020)	(38,745)	(33,124)
Unrecognized net actuarial loss (gain)	33,464	38,506	18,115	12,346
Unrecognized net transition obligation	—	—	4,770	5,299
Unrecognized prior service cost	5,198	4,448	—	—

Net amount recognized	$36,534	$22,934	$(15,860)	$(15,479)

(1)	The plan has been amended to provide additional benefits for certain participants as listed in the plan documents and for the increased benefit and salary limits on the projected benefit obligation.

			Other Postretirement
	Pension Benefits		Benefits
	2003	2002	2003	2002
	(In thousands of dollars)

Net amount recognized in consolidated balance sheet
Prepaid benefit cost	$36,534	$22,934	N/A	N/A
Accrued benefit liability	—	(24,476)	N/A	N/A
Intangible asset	—	4,448	N/A	N/A
Accumulated other comprehensive income	—	20,028	N/A	N/A

Net amount recognized	$36,534	$22,934	N/A	N/A

Reconciliation of Prepaid/(Accrued) benefit cost
Prepaid/(Accrued) benefit cost at beginning of year	$22,934	$10,329	$(15,479)	$(12,726)
Net periodic benefit cost	(11,400)	(6,992)	(6,635)	(5,472)
Contributions	25,000	19,597	5,400	2,089
Benefits paid (net of participants contributions)	—	—	854	630

Prepaid benefit cost at end of year	$36,534	$22,934	$(15,860)	$(15,479)

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

				Other Postretirement
	Pension Benefits			Benefits
	2003	2002	2001	2003	2002	2001
	(In thousands of dollars)

Service cost	$7,963	$6,580	$5,113	$3,135	$3,137	$2,065
Interest cost	7,671	6,585	5,518	3,300	2,711	2,056
Expected return on plan assets	(6,796)	(6,712)	(6,350)	(989)	(1,058)	(1,016)
Recognized net actuarial loss (gain)	1,950	32	(27)	659	152	(54)
Amortization of transition obligation	—	—	—	530	530	530
Amortization of prior service cost	612	507	232	—	—	—

Net periodic benefit cost	$11,400	$6,992	$4,486	$6,635	$5,472	$3,581

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position FAS 106-1, the Company has elected to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on the plan. Until specific authoritative guidance is issued the Company is unable to estimate the impact of the Act on the plan.

Employer contributions for the fiscal year ending December 31, 2004 are expected to approximate $22.0 million, the ERISA minimum required contribution is zero.

Allocation of Plan Assets

			Other Postretirement
	Pension Benefits		Benefits
	2003	2002	2003	2002
Actual
Equity securities	80%	90%	100%	100%
Debt securities	16%	10%	—	—
Real Estate	4%	—	—	—

Total	100%	100%	100%	100%

Target
Equity securities	80%	90%	100%	100%
Debt securities	16%	10%	—	—
Real Estate	4%	—	—	—

Total	100%	100%	100%	100%

The Company’s pension plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in CPI

•	Achieve competitive investment results

•	Provide consistent investment returns

•	Exceed the actuarial return assumption of the retirement plan

The primary focus in developing asset allocation ranges for the account is the assessment of the account’s investment objectives and the level of risk that is acceptable to obtain those objectives. To achieve these goals the minimum and maximum allocation ranges for fixed securities and equity securities are:

	Minimum	Maximum
Fixed	0%	30%
Equity	70%	100%
Cash Equivalents	0%	10%

Investment in international oriented funds is limited to a maximum of 15% of the equity range.

The Company’s postretirement plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in CPI

•	Exceed the return of a T-bill (risk free) portfolio

•	Provide consistent investment returns

•	Exceed the actuarial return assumption of the retirement plan

The primary focus in developing asset allocation ranges for the account is the assessment of the account’s investment objectives and the level of risk that is acceptable to obtain those objectives. To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum
Fixed	0%	40%
Equity	60%	100%
Cash Equivalents	0%	40%

Given the long term nature of this portfolio and the lack of any immediate need for cash flow, it is anticipated that the equity investments will consist of growth stocks and will typically be at the higher end of the allocation ranges above. Investment in international oriented funds is limited to a maximum of 15% of the equity range.

The assumptions used in the measurement of the Company’s pension and other postretirement benefit obligations are shown in the following table:

				Other Postretirement
	Pension Benefits			Benefits
	2003	2002	2001	2003	2002	2001
Weighted average assumptions
Used to determine year-end benefit obligation:
Discount rate	6.25%	6.75%	7.0%	6.25%	6.75%	7.0%
Rate of compensation increase	4.50%	4.50%	6.0%	N/A	N/A	N/A

Used to determine net periodic benefit cost:
Discount rate	6.75%	7.00%	7.00%	6.75%	7.00%	7.00%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	4.50%	4.50%	6.00%	N/A	N/A	N/A

In selecting the expected long-term rate of return on assets, the Company considered the average rate of earnings expected on the classes of funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ targeted asset allocation for the year and the expected returns likely to be earned over the next 20 years. The assumptions used for the return of each asset class are conservative when compared to long-term historical returns.

Plan assets consist of fixed maturities, equity securities and real estate. The Company is amortizing the unrecognized transition obligation for other postretirement benefits over 20 years.

For measurement purposes an 8% health care trend rate was used for 2003. In 2004, the rate is assumed to be 10%, decreasing to 5% by 2014 and remaining at this level beyond.

A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands of dollars)
Effect on total service and interest cost components	$1,576	$(1,601)
Effect on postretirement benefit obligation	12,827	(10,071)

The Company has a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, the Company may make a profit sharing contribution of up to 5% of each participant’s compensation. The Company provides a matching 401(k) savings contribution on employees’ before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. Profit sharing costs and the Company’s matching contributions to the 401(k) savings plan were $7.7 million, $6.3 million and $5.8 million in 2003, 2002 and 2001, respectively.

10. Income taxes

The components of the income taxes payable as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands of dollars)
Federal:
Current	$(20,583)	$(15,457)
Deferred	137,691	148,405
State	1,018	895

Income taxes payable	$118,126	$133,843

Net deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands of dollars)
Deferred tax assets	$(52,928)	$(54,026)
Deferred tax liabilities	190,619	202,431

Net deferred tax liability	$137,691	$148,405

The components of the net deferred tax liability as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(In thousands of dollars)
Unearned premium reserves	$(16,520)	$(14,470)
Deferred policy acquisition costs	11,415	11,155
Loss reserves	(5,867)	(6,163)
Unrealized appreciation in investments	75,736	86,653
Statutory contingency loss reserves	26,668	43,268
Mortgage investments	69,462	57,829
Litigation settlement	(204)	(7,918)
Investments in joint ventures	(19,291)	(9,804)
Other, net	(3,708)	(12,145)

Net deferred tax liability	$137,691	$148,405

The following summarizes the components of the provision for income tax:

	2003	2002	2001
	(In thousands of dollars)
Federal:
Current	$139,498	$236,367	$240,727
Deferred	2,578	1,117	33,145
State	3,951	3,487	3,718

Provision for income tax	$146,027	$240,971	$277,590

The Company paid $182.1 million, $261.3 million and $271.3 million in federal income tax in 2003, 2002 and 2001, respectively. At December 31, 2003, 2002 and 2001, the Company owned $1,316.9 million, $1,181.9 million and $1,004.3 million, respectively, of tax and loss bonds.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
Tax exempt municipal bond interest	(8.2)	(5.7)	(4.0)
Mortgage investments	(1.9)	—	—
Other, net	0.5	0.2	0.2

Effective income tax rate	25.4%	29.5%	31.2%

In January 2004, the Internal Revenue Service informed the Company that it plans to conduct an examination of the Company’s federal income tax returns for 2000 and 2001. Management believes that income taxes related to these years have been properly provided for in the financial statements.

11. Shareholders’ equity and dividend restrictions

The Company’s insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. In 2004 MGIC can pay $163.5 million of dividends under these restrictions. However, as a result of an extraordinary dividend paid by MGIC in March 2003, MGIC cannot pay any dividends without regulatory approval until March 27, 2004. The other insurance subsidiaries of the Company can pay $6.0 million of dividends to the Company without such regulatory approval.

Certain of the Company’s non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company’s ability to pay dividends.

In 2003, 2002 and 2001, the Company paid dividends of $11.1 million, $10.4 million and $10.7 million, respectively, or $0.1125 per share in 2003, and $0.10 in 2002 and 2001.

The principles used in determining statutory financial amounts differ from GAAP, primarily for the following reasons:

Under statutory accounting practices, mortgage guaranty insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned. Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. Contingency loss reserves are not reflected as liabilities under GAAP.

Under statutory accounting practices, insurance policy acquisition costs are charged against operations in the year incurred. Under GAAP, these costs are deferred and amortized as the related premiums are earned commensurate with the expiration of risk.

Under statutory accounting practices, purchases of tax and loss bonds are accounted for as investments. Under GAAP, purchases of tax and loss bonds are recorded as payments of current income taxes.

Under statutory accounting practices, fixed maturity investments are generally valued at amortized cost. Under GAAP, those investments which the Company does not have the ability and intent to hold to maturity are considered to be available-for-sale and are recorded at market, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to shareholders’ equity.

Under statutory accounting practices, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected on the GAAP financial statements.

The statutory net income, equity and the contingency reserve liability of the insurance subsidiaries (excluding the non-insurance companies) are as follows:

Year Ended	Net		Contingency
December 31,	Income	Equity	Reserve
	(In thousands of dollars)

2003	$286,473	$1,699,295	$3,800,265
2002	296,595	1,634,707	3,521,100
2001	426,294	1,451,808	3,039,332

The Company has 1991 and 2002 stock incentive plans. When the 2002 plan was adopted in 2002, no further awards could be made under the 1991 plan. The number of shares covered by awards under the 2002 plan is the total of 10 million shares plus the number of shares covered by awards under the 1991 plan that were outstanding on March 1, 2002 that are subsequently forfeited and the number of shares that must be purchased at a purchase price of not less than the fair market value of the shares as a condition to the award of restricted stock under the 2002 plan. The maximum number of shares of restricted stock that can be awarded under the 2002 plan is 1 million shares. Both plans provide for the award of stock options with maximum terms of 10 years and for the grant of restricted stock, and the 2002 plan also provides for the grant of stock appreciation rights. The exercise price of options is the closing price of the common stock on the New York Stock Exchange on the date of grant. The vesting provisions of options and restricted stock are determined at the time of grant. Directors may receive awards under the 2002 plan and were eligible for awards of restricted stock under the 1991 plan.

A summary of option activity in the stock incentive plans during 2001, 2002 and 2003 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option
Outstanding, December 31, 2000	$38.96	3,384,996

Granted	57.90	533,750
Exercised	29.28	(555,952)
Forfeited or expired	44.15	(25,107)

Outstanding, December 31, 2001	43.56	3,337,687

Granted	63.86	818,000
Exercised	34.46	(516,828)
Forfeited or expired	49.32	(51,300)

Outstanding, December 31, 2002	49.42	3,587,559

Granted	43.70	606,000
Exercised	30.15	(168,780)
Forfeited or expired	55.08	(121,880)

Outstanding, December 31, 2003	49.19	3,902,899

The exercise price of the options granted in 2001, 2002 and 2003 was equal to the market value of the stock on the date of grant. The options are exercisable between one and ten years after the date of grant.

Information about restricted stock granted during 2001, 2002 and 2003 is as follows:

	Year Ended December 31,
	2003	2002	2001
Shares granted	298,674	95,638	58,180

Weighted average grant date fair market value	$43.44	$64.33	$57.93

At December 31, 2003, 9,272,230 shares were available for future grant under the 2002 stock incentive plan. Of the shares available for future grant, only 701,326 are available for restricted stock awards.

For purposes of determining the pro forma net income disclosure in Note 2, the fair value of these options was estimated at grant date using the Black-Scholes option pricing model with the following weighted average assumptions for each year:

	Grants Issued in Year Ended December 31,
	2003	2002	2001
Risk free interest rate	2.91%	4.51%	5.10%
Expected life	4.87 years	5.0 years	5.0 years
Expected volatility	29.40%	41.96%	39.64%
Expected dividend yield	0.25%	0.24%	0.16%
Fair value of each option	$12.04	$27.15	$24.43

The following is a summary of stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Remaining	Average		Average
Exercise		Average	Exercise		Exercise
Price Range	Shares	Life (years)	Price	Shares	Price

$9.63 - $20.88	2,000	1.1	$17.38	2,000	$17.38

$26.69 - $47.31	2,529,049	5.9	42.34	1,291,029	40.28

$53.70 - $68.63	1,371,850	7.4	61.86	461,900	61.65

Total	3,902,899	6.4	49.19	1,754,929	45.88

At December 31, 2002 and 2001, option shares of 1,539,559 and 1,486,768 were exercisable at an average exercise price of $41.62 and $37.55, respectively. The Company also granted an immaterial amount of equity instruments other than options and restricted stock during 2001, 2002 and 2003.

Under terms of the Company’s Shareholder Rights Agreement each outstanding share of the Company’s Common Stock is accompanied by one Right. The “Distribution Date” occurs ten days after an announcement that a person has become the beneficial owner (as defined in the Agreement) of the Designated Percentage of the Company’s Common Stock (the date on which such an acquisition occurs is the “Shares Acquisition Date” and a person who makes such an acquisition is an “Acquiring Person”), or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in ownership by a person of 15 percent or more of the Common Stock. The Designated Percentage is 15% or more, except that for certain investment advisers and investment companies advised by such advisers, the Designated

Percentage is 17.5% or more if certain conditions are met. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-half of one share of the Company’s Common Stock at a Purchase Price of $225 per full share (equivalent to $112.50 for each one-half share), subject to adjustment. If there is an Acquiring Person, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of shares of Common Stock of the Company (or if after the Shares Acquisition Date, the Company is acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on July 22, 2009, subject to extension. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

12. Leases

The Company leases certain office space as well as data processing equipment and autos under operating leases that expire during the next seven years. Generally, all rental payments are fixed.

Total rental expense under operating leases was $8.2 million, $7.4 million and $6.7 million in 2003, 2002 and 2001, respectively.

At December 31, 2003, minimum future operating lease payments are as follows (in thousands of dollars):

2004	$6,529
2005	4,142
2006	1,897
2007	1,310
2008	496
2009 and thereafter	5

Total	$14,379

13. Litigation and contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

In addition, in March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide a class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. In December 2003, the Court denied MGIC’s motion seeking dismissal of the portion of the case covering damages under FCRA but dismissed the remainder of the case. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations. Similar actions have been filed against five other mortgage insurers.

Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the years ended December 31, 2003, 2002 or 2001.

14. Unaudited quarterly financial data

	Quarter
					2003
2003	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share data)

Net premiums written	$341,566	$320,522	$346,612	$355,931	$1,364,631
Net premiums earned	332,156	337,135	346,605	350,115	1,366,011
Investment income, net of expenses	51,083	50,314	50,049	51,435	202,881
Losses incurred, net	142,211	173,120	220,726	229,971	766,028
Underwriting and other expenses	74,283	79,221	76,800	72,169	302,473
Net income	141,110	143,777	105,129	103,863	493,879
Earnings per share (a):
Basic	1.42	1.46	1.07	1.05	5.00
Diluted	1.42	1.46	1.06	1.05	4.99

	Quarter
					2002
2002	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share data)

Net premiums written	$283,097	$286,615	$301,361	$306,882	$1,177,955
Net premiums earned	284,449	288,169	298,953	310,527	1,182,098
Investment income, net of expenses	51,950	51,654	51,036	52,876	207,516
Losses incurred, net	59,714	64,416	101,094	140,528	365,752
Underwriting and other expenses	64,468	63,049	64,646	73,470	265,633
Net income	169,187	170,936	151,570	137,498	629,191
Earnings per share (a):
Basic	1.59	1.63	1.47	1.37	6.07
Diluted	1.58	1.61	1.47	1.37	6.04

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors & Shareholders of
MGIC Investment Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and Subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
January 12, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, also evaluated whether any change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2003 materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during such quarter.

PART III

Item 10. Directors and Executive Officers of the Registrant.

This information (other than on the executive officers) will be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

The Company intends to disclose on its website any waivers and amendments to its Code of Business Conduct that are required to be disclosed under Item 10 of Form 8-K.

Item 11. Executive Compensation.

This information will be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders and, other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission, is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information, other than information regarding equity compensation plans required by Item 201 (d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, and is hereby incorporated by reference.

The table below sets forth certain information, as of December 31, 2003, about options outstanding under the Company’s 1991 Stock Incentive Plan (the “1991 Plan”) and its 2002 Stock Incentive Plan (the “2002 Plan”). Other than under these plans, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement of the Company. The Company has no compensation plan under which its equity securities may be issued that has not been approved by shareholders. Share units issued under the Deferred Compensation Plan for Non-Employee Directors, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)	(b)	(c)

		Weighted Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining Available
	to be Issued Upon	Outstanding	Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category

Equity compensation plans approved by security holders	3,902,899	$49.19	9,272,230 *

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	3,902,899	$49.19	9,272,230 *

* All of these shares are available under the 2002 Plan. The 2002 Plan provides that the number of shares covered by awards under the 1991 Plan that were outstanding on March 1, 2002 and that are subsequently forfeited are available under the 2002 Plan. The amount in column (c) includes such shares that had been forfeited as of December 31, 2003. In addition, the 2002 Plan provides that the number of shares available is increased by the number of shares that must be purchased at a purchase price of not less than fair market value as a condition to the award of restricted stock. The 2002 Plan limits the number of shares awarded as restricted stock or deliverable under restricted stock units to 1,000,000 shares, of which 701,326 shares remained available at December 31, 2003.

Item 13. Certain Relationships and Related Transactions.

This information will be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

This information will be included in the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial statements. The following financial statements are filed in Item 8 of this Annual Report on Form 10-K:

Consolidated statements of operations for each of the three years in the period ended December 31, 2003

Consolidated balance sheets at December 31, 2003 and 2002

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2003

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2003

Notes to consolidated financial statements

Report of independent auditors

     2. Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Report of independent auditors on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2003:

Schedule I— Summary of investments, other than investments in related parties

Schedule II— Condensed financial information of Registrant

Schedule IV— Reinsurance

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

     3. Exhibits. The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item and, except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-K. Exhibit 32 is not filed as part of this Form 10-K but accompanies this Form 10-K.

(b) Reports on Form 8-K.

     A report on Form 8-K dated October 14, 2003 was filed under Items 7 and 12.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2004.

MGIC INVESTMENT CORPORATION

By	/s/ Curt S. Culver

Curt S. Culver
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title

/s/ Curt S. Culver Curt S. Culver President, Chief Executive Officer and Director	/s/ David S. Engelman David S. Engelman, Director

/s/ Thomas M. Hagerty Thomas M. Hagerty, Director

/s/ J. Michael Lauer J. Michael Lauer Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II, Director

/s/ Daniel P. Kearney Daniel P. Kearney, Director

/s/ Joseph J. Komanecki Joseph J. Komanecki Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Michael E. Lehman, Director
/s/ Sheldon B. Lubar Sheldon B. Lubar, Director

/s/ James A. Abbott James A. Abbott, Director	/s/ William A. McIntosh William A. McIntosh, Director

/s/ Mary K. Bush Mary K. Bush, Director	/s/ Leslie M. Muma Leslie M. Muma, Director

/s/ Karl E. Case Karl E. Case, Director

Report of Independent Auditors on
Financial Statement Schedules

To the Board of Directors
of MGIC Investment Corporation:

Our audits of the consolidated financial statements referred to in our report dated January 12, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
January 12, 2004

MGIC INVESTMENT CORPORATION

SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2003

			Amount at
	Amortized	Fair	which shown in
Type of Investment	Cost	Value	the balance sheet
	(In thousands of dollars)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$911,133	$920,375	$920,375
States, municipalities and political subdivisions	3,667,747	3,879,031	3,879,031
Foreign governments	15,045	16,220	16,220
Public utilities	10,084	10,563	10,563
All other corporate bonds	227,077	232,958	232,958

Total fixed maturities	4,831,086	5,059,147	5,059,147

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	8,280	8,280	8,280

Total equity securities	8,280	8,280	8,280

Short-term investments	137,734	137,734	137,734

Total investments	$4,977,100	$5,205,161	$5,205,161

MGIC INVESTMENT CORPORATION

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET
PARENT COMPANY ONLY
December 31, 2003 and 2002

	2003	2002
	(In thousands of dollars)
ASSETS
Investment portfolio, at market value:
Fixed maturities	$11,164	$1,418
Short-term investments	18,226	180

Total investment portfolio	29,390	1,598

Investment in subsidiaries, at equity in net assets	4,376,144	4,088,138
Income taxes receivable — affiliates	7,797	3,074
Accrued investment income	213	7
Other assets	3,706	6,343

Total assets	$4,417,250	$4,099,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Short- and long-term debt	$599,645	$676,663
Accounts payable — affiliates	57	19
Other liabilities	21,635	27,666

Total liabilities	621,337	704,348

Shareholders’ equity (note B):
Common stock, $1 par value, shares authorized 300,000,000; shares issued 2003 - 121,587,417; 2002 - 121,418,637; outstanding 2003 - 98,412,844; 2002 - 100,251,444	121,587	121,419
Paid-in surplus	238,496	232,950
Treasury stock (shares at cost, 2003 - 23,174,573; 2002 - 21,167,193)	(1,115,969)	(1,035,858)
Accumulated other comprehensive income, net of tax	140,651	147,908
Retained earnings	4,411,148	3,928,393

Total shareholders’ equity	3,795,913	3,394,812

Total liabilities and shareholders’ equity	$4,417,250	$4,099,160

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF OPERATIONS
PARENT COMPANY ONLY
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands of dollars)
Revenue:
Equity in undistributed net income of subsidiaries	$288,305	$487,660	$644,714
Dividends received from subsidiaries	232,023	164,653	12,751
Investment income, net	645	2,338	746
Realized investment gains (losses), net	—	42	29

Total revenue	520,973	654,693	658,240

Expenses:
Operating expenses	228	1,313	926
Interest expense	41,107	36,640	30,623

Total expenses	41,335	37,953	31,549

Income before tax	479,638	616,740	626,691

Credit for income tax	(14,241)	(12,451)	(12,446)

Net income	493,879	629,191	639,137

Other comprehensive income, net	(7,257)	101,264	(29,170)

Comprehensive income	$486,622	$730,455	$609,967

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF CASH FLOWS
PARENT COMPANY ONLY
Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$493,879	$629,191	$639,137
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(288,305)	(487,660)	(644,714)
Increase in income taxes receivable	(4,723)	(177)	(2,897)
(Increase) decrease in accrued investment income	(206)	80	(68)
(Decrease) increase in other liabilities	(6,031)	2,664	11,777
Decrease (increase) in other assets	2,637	(1,072)	5,990
Other	18,950	12,190	7,576

Net cash provided by operating activities	216,201	155,216	16,801

Cash flows from investing activities:
Transactions with subsidiaries	(9,479)	(12,160)	(8,657)
Purchase of fixed maturities	(10,000)	(99,604)	(500)
Sale of fixed maturities	294	100,291	164

Net cash used in investing activities	(19,185)	(11,473)	(8,993)

Cash flows from financing activities:
Dividends paid to shareholders	(11,124)	(10,358)	(10,685)
Proceeds from issuance of long-term debt	—	199,992	35,200
Repayment of long-term debt	—	—	(133,384)
Net (repayment) proceeds from short-term debt	(78,873)	2,095	170,321
Common shares issued	4,856	10,825	—
Reissuance of treasury stock	305	6,179	16,830
Repurchase of common stock	(94,134)	(373,070)	(73,488)

Net cash (used in) provided by financing activities	(178,970)	(164,337)	4,794

Net increase (decrease) in cash and short-term investments	18,046	(20,594)	12,602
Cash and short-term investments at beginning of year	180	20,774	8,172

Cash and short-term investments at end of year	$18,226	$180	$20,774

See accompanying notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

SUPPLEMENTARY NOTES

Note A

     The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

Note B

     The Company’s insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. In 2004, MGIC can pay $163.5 million of dividends under these restrictions. However, as a result of an extraordinary dividend paid by MGIC in March 2003, MGIC cannot pay any dividends without regulatory approval until March 27, 2004. The other insurance subsidiaries of the Company can pay $6.0 million of dividends without such regulatory approval.

     Certain of the Company’s non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company’s ability to pay dividends.

     In 2003, 2002 and 2001, the Company paid dividends of $11.1 million, $10.4 million and $10.7 million, respectively, or $0.1125 per share in 2003, and $0.10 in 2002 and 2001.

MGIC INVESTMENT CORPORATION

SCHEDULE IV — REINSURANCE

MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2003, 2002 and 2001

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
		(In thousands of dollars)
Year ended December 31,
2003	$1,484,249	$118,465	$227	$1,366,011	0.0%

2002	$1,296,548	$114,898	$448	$1,182,098	0.0%

2001	$1,107,168	$65,587	$686	$1,042,267	0.1%

INDEX TO EXHIBITS

[Item 15(a)3]

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws.(2)

4.1	Article 6 of the Articles of Incorporation (included within Exhibit 3.1)

4.2	Amended and Restated Bylaws (included as Exhibit 3.2)

4.3	Rights Agreement, dated as of July 22, 1999, between MGIC Investment Corporation and Firstar Bank Milwaukee, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common shares(3)

4.3.1	First Amendment to Rights Agreement, dated as of October 28, 2002, between the Company and U.S. Bank National Association.(4)

4.3.2	Second Amendment to Rights Agreement, dated as of October 28, 2002, between the Company and Wells Fargo Bank Minnesota, National Association (as successor Rights Agent to U.S. Bank National Association)(5)

4.4	Indenture, dated as of October 15, 2000, between the Company and Bank One Trust Company, National Association, as Trustee(6) [The Company is a party to various other agreements with respect to its long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 602(b) (4) (iii) (A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan(7)

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan(8)

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan(9)

Exhibit
Number	Description of Exhibit
10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan(10)

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan(11)

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan(12)

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.(13)

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan(14)

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan(15)

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.(16)

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan(17)

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan(18)

10.6	Executive Bonus Plan

10.7	Supplemental Executive Retirement Plan

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(19)

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(20)

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(21)

10.11	Form of MGIC Mortgage Guaranty Master Policy, in effect generally for insurance commitments issued beginning March 1, 1995, including the Master Policy Program Endorsement relating to delegated underwriting.(22)

10.12	Form of Key Executive Employment and Severance Agreement.(23)

10.13	Non-Competition, Confidentiality and Severance Agreement, dated February 25, 2002, between the Company and John D. Fisk(24)

Exhibit
Number	Description of Exhibit
10.14	Consulting Agreement, dated January 30, 2004, between the Company and James S. MacLeod

11	Statement re: computation of per share earnings

21	Direct and Indirect Subsidiaries and Joint Ventures

23	Consent of Independent Accountants

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”).

     Supplementary List of the above Exhibits which relate to management contracts or compensatory plans or arrangements:

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan.

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan.

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan

10.6	Executive Bonus Plan

10.7	Supplemental Executive Retirement Plan.

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.

10.12	Form of Key Executive Employment and Severance Agreement

10.13	Non-Competition, Confidentiality and Severance Agreement, dated February 25, 2002, between the Company and John D. Fisk

10.14	Consulting Agreement, dated January 30, 2004, between the Company and James S. MacLeod

     The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: the Company’s Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997, 1999, 2001 or 2002 (the “1993 10-K,” “1994 10-K,” “1997 10-K,” “1999 10-K,” “2001 10-K” and “2002 10-K,” respectively); to the Company’s Quarterly Reports on Form 10-Q for the Quarters ended June 30, 1994 or 1998 or September 30, 2002 (the “June 30, 1994 10-Q,” “June 30, 1998 10-Q” and “September 30, 2002 10-Q,” respectively); to the Company’s registration Statement Form 8-A filed July 27, 1999 (the “8-A”), as amended by Amendment No. 1 filed October 29, 2002 (the “8-A/A”); to the Company’s Current Report on form 8-K dated October 17, 2000 (the “8-K”); or to the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

     (1) Exhibit 3 to the June 30, 1998 10-Q.

     (2) Exhibit 3.2 to the 1999 10-K.

     (3) Exhibit 4.1 to the 8-A.

     (4) Exhibit 4.2 to the 8-A/A.

     (5) Exhibit 4.3 to the 8-A/A.

     (6) Exhibit 4.1 to the 8-K.

     (7) Exhibit 10.1 to the 2002 10-K.

     (8) Exhibit 10.1.1 to the 2002 10-K.

     (9) Exhibit 10.2 to the 2002 10-K.

     (10) Exhibit 10.2.1 to the 2002 10-K.

     (11) Exhibit 10.7 to the 1999 10-K.

     (12) Exhibit A to the 2002 Proxy Statement.

     (13) Exhibit 10.9 to the 1999 10-K.

     (14) Exhibit 10.4.1 to the 2001 10-K.

     (15) Exhibit 10.4.2 to the 2001 10-K.

     (16) Exhibit 10.10 to the 1999 10-K.

     (17) Exhibit 10.5.1 to the 2001 10-K.

     (18) Exhibit 10.5.2 to the 2001 10-K.

     (19) Exhibit 10 to the September 30, 2002 10-Q.

     (20) Exhibit 10.24 to the 1993 10-K.

     (21) Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

     (22) Exhibit 10.26 to the 1994 10-K.

     (23) Exhibit 10.17 to the 1999 10-K.

     (24) Exhibit 10.13 to the 2001 10-K.