Form 10-Q
period 2004-03-31
MGIC INVESTMENT CORP
filed 2004-05-10
CIK 876437

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______ to
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

YES [X]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	4/30/04	98,790,944

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2004 (Unaudited) and December 31, 2003

	March 31,	December 31,
	2004	2003
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities	$5,287,493	$5,059,147
Equity securities	7,575	8,280
Short-term investments	178,286	137,734

Total investment portfolio	5,473,354	5,205,161
Cash	3,408	23,612
Accrued investment income	57,765	59,588
Reinsurance recoverable on loss reserves	17,181	18,074
Prepaid reinsurance premiums	7,289	7,528
Premiums receivable	104,658	122,290
Home office and equipment, net	35,881	36,722
Deferred insurance policy acquisition costs	32,311	32,613
Investments in joint ventures	302,325	308,213
Other assets	125,215	103,586

Total assets	$6,159,387	$5,917,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,109,925	$1,061,788
Unearned premiums	155,443	168,137
Short-and long-term debt (note 2)	600,216	599,680
Income taxes payable	183,778	118,126
Other liabilities	167,276	172,754

Total liabilities	2,216,638	2,120,485

Contingencies (note 4)
Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 3/31/04 - 122,019,303 12/31/03 - 121,587,417; shares outstanding, 3/31/04 - 98,671,323 12/31/03 - 98,412,844	122,019	121,587
Paid-in capital	267,496	239,485
Treasury stock (shares at cost, 3/31/04 - 23,347,980 12/31/03 - 23,174,573)	(1,133,341)	(1,115,969)
Accumulated other comprehensive income, net of tax	149,050	140,651
Retained earnings	4,537,525	4,411,148

Total shareholders’ equity	3,942,749	3,796,902

Total liabilities and shareholders’ equity	$6,159,387	$5,917,387

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$358,170	$371,781
Assumed	17	46
Ceded (note 3)	(29,125)	(30,261)

Net premiums written	329,062	341,566
Decrease (increase) in unearned premiums, net	12,454	(9,410)

Net premiums earned	341,516	332,156
Investment income, net of expenses	53,141	51,083
Realized investment gains, net	9,321	5,591
Other revenue	11,461	19,667

Total revenues	415,439	408,497

Losses and expenses:
Losses incurred, net	190,677	142,211
Underwriting and other expenses, net	67,314	74,283
Interest expense	10,248	10,411

Total losses and expenses	268,239	226,905

Income before tax and joint ventures	147,200	181,592
Provision for income tax	40,131	50,774
Income from joint ventures, net of tax	23,004	10,292

Net income	$130,073	$141,110

Earnings per share (note 5):
Basic	$1.32	$1.42

Diluted	$1.31	$1.42

Weighted average common shares outstanding — diluted (shares in thousands, note 5)	99,174	99,624

Dividends per share	$0.0375	$0.025

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$130,073	$141,110
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	5,454	8,074
Increase in deferred insurance policy acquisition costs	(5,152)	(8,017)
Depreciation and amortization	4,627	4,653
Decrease (increase) in accrued investment income	1,823	(583)
Decrease in reinsurance recoverable on loss reserves	893	911
Decrease in prepaid reinsurance premiums	239	330
Decrease in premium receivable	17,632	5,977
Increase in loss reserves	48,137	52,070
(Decrease) increase in unearned premiums	(12,694)	9,081
Increase in income taxes payable	65,652	56,689
Equity earnings in joint ventures	(33,027)	(14,366)
Other	21,637	6,271

Net cash provided by operating activities	245,294	262,200

Cash flows from investing activities:
Purchase of equity securities	(1,953)	—
Purchase of fixed maturities	(942,035)	(473,923)
Additional investment in joint ventures	(4,085)	(213)
Sale of investment in joint ventures	—	3,608
Sale of equity securities	2,658	2,242
Proceeds from sale or maturity of fixed maturities	733,200	401,087

Net cash used in investing activities	(212,215)	(67,199)

Cash flows from financing activities:
Dividends paid to shareholders	(3,696)	(2,506)
Net proceeds from/(repayment of) short-term debt	208	(64,368)
Reissuance of treasury stock	(365)	304
Repurchase of common stock	(26,654)	(73,724)
Common stock issued	17,776	896

Net cash used in financing activities	(12,731)	(203,766)

Net increase in cash and short-term investments	20,348	55,603
Cash and short-term investments at beginning of period	161,346	113,271

Cash and short-term investments at end of period	$181,694	$168,874

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

Note 1 — Basis of presentation and summary of certain significant accounting policies

          The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the “Company”) and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K for that year.

          The accompanying consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments, including normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

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

          The Company amortized $5.5 million and $8.1 million of deferred insurance policy acquisition costs during the three months ended March 31, 2004 and 2003, respectively.

     Loss reserves

          Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Reserves are established by management using estimated claims rates and claims amounts on reported notices of default to estimate the loss. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

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

Stock-based compensation

          The Company has certain stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted or modified on or after January 1, 2003. The adoption of SFAS No. 123 did not have a material effect on the Company’s results of operations or its financial position. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under the Company’s plans generally vest over periods ranging from one to five years. The cost related to stock-based employee compensation included in the determination of net income for 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	March 31,
	2004	2003
	(in thousands of dollars, except per share data)
Net income, as reported	$130,073	$141,110
Add stock-based employee compensation expense included in reported net income, net of tax	1,758	973
Deduct stock-based employee compensation, expense determined under fair value method for all awards, net of tax	(2,325)	(2,762)

Pro forma net income	$129,506	$139,321

Earnings per share:
Basic, as reported	$1.32	$1.42

Basic, pro forma	$1.31	$1.40

Diluted, as reported	$1.31	$1.42

Diluted, pro-forma	$1.31	$1.40

Note 2 — Short- and long-term debt

          The Company has a $285 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At March 31, 2004 and 2003, the Company had $100.4 million and $113.4 million in commercial paper outstanding with a weighted average interest rate of 1.10% and 1.33%, respectively.

          The Company has a $285 million credit facility available at March 31, 2004, expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At March 31, 2004, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $184.6 million at March 31, 2004.

          The Company had $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at March 31, 2004 and 2003. At March 31, 2004 and 2003, the market value of the outstanding debt was $641.7 million and $664.5 million, respectively.

          Interest payments on all long-term and short-term debt were $7.7 million and $8.2 million for the three months ended March 31, 2004 and 2003, respectively.

          In May 2002, a swap designated as a cash flow hedge was amended to coincide with the credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at March 31, 2004 and 2003 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

          Amortization expense on the interest rate swaps for the three months ended March 31, 2004 and 2003 of approximately $0.9 million and $0.6 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of previously held interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

Note 3 — Reinsurance

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

Note 4 — Litigation and contingencies

          The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

          In addition, in March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. In December 2003, the Court denied MGIC’s motion seeking dismissal of the portion of the case covering damages under FCRA but dismissed the remainder of the case. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations. Similar actions have been filed against six other mortgage insurers.

          Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the

Company’s financial position or results of operations for three months ended March 31, 2004 and 2003.

Note 5 — Earnings per share

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

	Three Months Ended
	March 31,
	2004	2003
	(Shares in thousands)
Weighted-average shares — Basic	98,674	99,532
Common stock equivalents	500	92

Weighted-average shares — Diluted	99,174	99,624

Note 6 — Comprehensive income

          The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended
	March 31,
	2004	2003
	(In thousands of dollars)
Net income	$130,073	$141,110
Other comprehensive income (loss)	8,399	(5,502)

Total comprehensive income	$138,472	$135,608

Other comprehensive income (loss) (net of tax):
Net derivative gains (losses)	$(111)	$(32)
Amortization of deferred losses	270	270
Change in unrealized gains and losses on investments	9,263	(5,740)
Other	(1,023)	—

Other comprehensive income (loss)	$8,399	$(5,502)

          The difference between the Company’s net income and total comprehensive income for the three months ended March 31, 2004 and 2003 is due to the change in unrealized appreciation/depreciation on investments, the fair value adjustment and amortization of deferred losses relating to derivative financial instruments and the Company’s share of the other comprehensive loss on one of its joint venture investments, all net of tax.

Note 7 — Accounting for Derivatives and Hedging Activities

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

Note 8 — Benefit Plans

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three months ended March 31,
			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
		(In thousands of dollars)
Service cost	$2,491	$1,991	$946	$784
Interest cost	2,250	1,918	954	825
Expected return on plan assets	(2,590)	(1,699)	(430)	(247)
Recognized net actuarial loss (gain)	379	488	187	165
Amortization of transition obligation	—	—	133	133
Amortization of prior service cost	183	153	—	—

Net periodic benefit cost	$2,713	$2,850	$1,790	$1,659

The Company previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $22.0 million to its pension plan in 2004. As of March 31, 2004, no contributions have been made. The Company presently anticipates contributing $22.0 million in 2004.

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of the retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with the FASB Staff Position FAS 106-1, the Company has elected to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effect of the Act on the plan. Until specific authoritative guidance is issued the Company is unable to estimate the impact on the plan.

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

The Company’s results of operations are affected by:

•	Premiums written and earned

     Premiums written and earned in a year are influenced by:

•	Cancellations, which reduce the size of the in force book of insurance that generates premiums. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book.

•	New insurance written, which increases the size of the in force book of insurance. New insurance written is affected by many factors, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from other mortgage insurers and alternatives to mortgage insurance, such as 80-10-10 loans.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to captive mortgage reinsurers and risk sharing arrangements with the GSEs, which affect premiums earned.

     Premiums are generated by the insurance that is in force during all or a portion of the period. Hence, lower average insurance in force in one period compared to another is a factor that will reduce premiums written and earned, although this effect may be mitigated (or enhanced) by differences in the average premium rate between the two periods as well as by premium that is ceded. Also, cancellations and new insurance written during a quarter will generally have a greater effect on premiums written and earned in subsequent quarters than in the quarter in which these events occur.

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

     Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained under “Critical Accounting Policies” below, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:

•	The state of the economy, which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The average claim payment, which is affected by the size of loans insured (higher average loan amounts tend to increase losses incurred), the percentage coverage on insured loans (deeper average coverage tends to increase incurred losses), and housing values, which affect the Company’s ability to mitigate its losses through sales of properties with delinquent mortgages.

•	The distribution of claims over the life of a book. Historically, the first years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years after that and then declining, although persistency and the condition of the economy can affect this pattern.

•	Underwriting and other expenses.

     The operating expenses of the Company generally vary primarily due to contract underwriting volume, which in turn generally varies with the level of mortgage origination activity. Contract underwriting generates fee income included in Other revenue.

•	Income from joint ventures

     Joint venture income principally consists of the aggregate results of the Company’s investment in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). As used in this report, the term “Company” means the Company and its consolidated subsidiaries, which does not include joint ventures.

     2004 First Quarter Results

     The Company’s results of operations in the first three months of 2004 were principally affected by:

•	Losses incurred

     Losses incurred for the three months ended March 31, 2004 were $191 million compared to $142 million for the same period in 2003. This increase was principally the result of a higher number of delinquencies, increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims, as well as an increase of $53 million in net losses paid.

•	Premiums written and earned

     During the first three months of 2004, the Company’s written premiums were lower than written premiums in the first quarter of 2003 due to a decrease in new insurance written through the flow and bulk channels. Premiums earned during the first quarter of 2004 were higher than premiums earned during the first quarter of 2003 primarily due to the growth of bulk insurance in force and higher average premiums on bulk business.

•	Investment income

     During the first three months of 2004, investment income increased slightly compared to the first quarter of 2003 as the increase in the portfolio was offset by a decline in pre-tax yield.

•	Underwriting and other expenses

     Underwriting and other expenses decreased in the first three months of 2004 compared to the same period in 2003 as a result of decreases in expenses related to contract underwriting activity and amortization of deferred insurance policy acquisition costs.

•	Income from joint ventures

     Income from joint ventures increased in the first three months of 2004 compared to the same period in 2003 due to higher earnings from each of C-BASS and Sherman.

RESULTS OF CONSOLIDATED OPERATIONS

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

New primary insurance written

     The amount of new primary insurance written by MGIC during the three months ended March 31, 2004 was $12.9 billion, compared to $24.1 billion in the same period of 2003, a decrease of $11.2 billion. New insurance written on a flow basis decreased $6.6 billion during the three months ended March 31, 2004 compared to the same period of 2003, principally reflecting a decline in refinance volume, which decreased from 52% of new insurance written for the first quarter of 2003 to 36% of new insurance written for the first quarter of 2004. New insurance written in the bulk channel decreased $4.6 billion during the three months ended March 31, 2004 compared to the same period of 2003, as discussed below. Consistent with a forecast made in mid-April 2004 by the Mortgage Bankers Association, which shows a decline in refinance activity in 2004, the Company expects new insurance written for the last three quarters of 2004 to be lower than for the comparable period in 2003.

Cancellations and insurance in force

     The $12.9 billion of new primary insurance written during the first quarter of 2004 was offset by the cancellation of $17.2 billion of insurance in force, and resulted in a net decrease of $4.3 billion in primary insurance in force, compared to new primary insurance written of $24.1 billion, the cancellation of $25.4 billion of insurance in force and a net decrease of $1.3 billion in primary insurance in force during the first quarter of 2003. Direct primary insurance in force was $185.3 billion at March 31, 2004 compared to $189.6 billion at December 31, 2003 and $195.7 billion at March 31, 2003.

     Cancellation activity has historically been affected by the level of mortgage interest rates. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) of 51.0% at March 31, 2004 increased from 47.1% at December 31, 2003 but was down from 53.8% at March 31, 2003. If refinance activity continues to decline in 2004 from its level in 2003, the Company expects that persistency will continue to improve in 2004, although the extent of the improvement is not possible to forecast accurately. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

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

     New insurance written during the first quarter of 2004 for bulk transactions was $2.1 billion compared to $6.7 billion during the first quarter of 2003. The decline in volume reflected a decline in the spread referred to above.

     The Company expects that the loans that are included in bulk transactions will have delinquency and claim rates in excess of those on the Company’s flow business. The

Company also expects that loans included in bulk transactions will have lower persistency than the Company’s flow business, although the persistency of bulk loans at March 31, 2004 and for the prior three quarters has been higher than the persistency of flow loans at those dates. The Company believes this is partially the result of the positive effect that pre-payment penalties had on bulk loan persistency as well as the historically unprecedented level of cancellations of flow business during this period. While the Company believes it has priced its bulk business to generate acceptable returns, there can be no assurance that the assumptions underlying the premium rates adequately address the risk of this business.

Pool insurance

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended March 31, 2004 and 2003 was $47 million and $284 million, respectively. The Company’s direct pool risk in force was $2.9 billion at March 31, 2004 and December 31, 2003, and was $2.7 billion at March 31, 2003. These risk amounts are contractual aggregate loss limits and for risk without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. At March 31, 2004 and 2003, there was $5.0 billion and $3.4 billion, respectively, of risk without such limits for which risk in force was calculated on this basis at $367 million and $205 million, respectively. During the three months ended March 31, 2004 and 2003, new risk written calculated on this basis was $14 million and $44 million, respectively.

Net premiums written and earned

     Net premiums written during the first quarter of 2004 decreased due to a decrease in new insurance written, both bulk and flow, when compared to the first quarter of 2003. Net premiums earned during the first quarter of 2004 increased compared to the first quarter of 2003 due to the growth of bulk insurance in force and higher average premiums on bulk business. The Company expects the average insurance in force during the second quarter of 2004 will be lower than during the second quarter of 2003. As a result, the Company does not anticipate that net premiums written or earned in the second quarter of 2004 will increase compared to the second quarter of 2003. The Company is not undertaking any obligation to provide an update of these expectations should they subsequently change.

Risk sharing arrangements

     For the quarter ended December 31, 2003, approximately 51% of the Company’s new insurance written on a flow basis was subject to captive mortgage reinsurance arrangements or risk sharing arrangements with the GSE compared to 52% for the quarter ended March 31, 2003. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported as ceded in the period in which they are ceded regardless of when the mortgage was insured.

Investment income

     Investment income for the first quarter of 2004 increased due to an increase in the amortized cost of average invested assets to $5.1 billion for the first quarter of 2004 from $4.5 billion for the first quarter of 2003, offset by a decrease in the average investment yield. The portfolio’s average pre-tax investment yield was 4.2% for the first quarter of 2004 and 4.6% for the first quarter of 2003. The portfolio’s average after-tax investment yield was 3.7% for the first quarter of 2004 and 4.1% for the first quarter of 2003. The Company’s net realized gains in the first quarter of 2004 and 2003 resulted primarily from the sale of fixed maturities.

Other revenue

     The decrease in other revenue is primarily the result of decreased revenue from contract underwriting.

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

     Net losses incurred increased 34% to $190.7 million in the first quarter of 2004, from $142.2 million in the same period of 2003. The increase was principally the result of a higher number of delinquencies, increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims, as well as an increase of $53 million in net losses paid. The average primary claim paid for the three months ended March 31, 2004 was $23,972 compared to $22,856 for the same period in 2003.

     Information about the composition of the primary insurance default inventory at March 31, 2004, December 31, 2003 and March 31, 2003 appears in the table below.

	March 31,	December 31,	March 31,
	2004	2003	2003
Total loans delinquent	80,869	86,372	76,837
Percentage of loans delinquent (default rate)	5.34%	5.57%	4.69%
Flow loans delinquent	41,636	45,259	43,108
Percentage of flow loans delinquent (default rate)	3.52%	3.76%	3.27%
Bulk loans deninquent	39,233	41,113	33,729
Percentage of bulk loans delinquent (default rate)	11.85%	11.80%	10.52%
A-minus and subprime credit loans delinquent*	32,694	34,525	27,938
Percentage of A-minus and subprime credit loans delinquent (default rate)	13.88%	14.14%	12.71%

*A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.

     The pool notice inventory decreased from 28,135 at December 31, 2003 to 26,427 at March 31, 2004; the pool notice inventory was 27,006 at March 31, 2003.

     Information about net losses paid in 2004 and 2003 appears in the table below.

	Three months ended
	March 31,
Net paid claims ($ millions)	2004	2003
Flow	$68	$44
Bulk	54	29
Second mortgage	5	6
Pool and other	15	10

	$142	$89

     The Company has not written any new second mortgage risk for loans closing after 2001.

     As of March 31, 2004, 85% of MGIC’s insurance in force was written subsequent to December 31, 2000. On the Company’s flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). The Company expects the period of highest claims frequency on bulk loans will occur earlier than in the historical pattern on the Company’s flow business.

Underwriting and other expenses

     Among other items, the decrease in underwriting and other expenses is attributable to decreases in expenses related to contract underwriting activity and the amortization of deferred insurance policy acquisition costs (see Note 1 of the Notes to the Consolidated Financial Statements included elsewhere herein).

Consolidated ratios

     The consolidated insurance operations loss ratio was 55.8% for the first quarter of 2004 compared to 42.8% for the first quarter of 2003. The consolidated insurance operations expense and combined ratios were 13.7% and 69.5%, respectively, for the first quarter of 2004 compared to 14.3% and 57.1% for the first quarter of 2003.

Income taxes

     The effective tax rate was 27.3% in the first quarter of 2004, compared to 28.0% in the first quarter of 2003. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The lower effective tax rate in 2004 principally resulted from a higher percentage of total income before tax being generated from tax-preferenced investments.

Joint ventures

     The Company’s equity in the earnings from the Sherman and C-BASS joint ventures with Radian Group Inc. and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on the Company’s consolidated statement of operations. The increase in income from joint ventures from the first quarter of 2003 to the first quarter of 2004 is primarily the result of increased equity earnings from each of C-BASS and Sherman.

     Total assets of C-BASS at March 31, 2004 and December 31, 2003 were approximately $3.050 billion and $3.181 billion, respectively. Total liabilities at March 31, 2004 and December 31, 2003 were approximately $2.561 billion and $2.707 billion, respectively, of which approximately $2.067 billion and $2.449 billion, respectively, was debt, virtually all of which matures within one-year or less. For the three months ended March 31, 2004 and 2003, revenues of approximately $106 million and $68 million, respectively, and expenses of approximately $61 million and $47 million, respectively, resulted in income before tax of approximately $45 million and $21 million, respectively. For the first three months of 2004 the Company’s share of the pre-tax earnings of C-BASS was $21.4 million compared to $9.8 million for the first three months of 2003. The increased contribution from C-BASS was primarily due to higher net interest income resulting from growth in C-BASS’s assets since the first quarter of 2003 and an unrealized gain relating to the termination of a C-BASS securitization. The Company’s investment in C-BASS on an equity basis at March 31, 2004 was $228.7 million.

     For the first three months of 2004 the Company’s share of the pre-tax earnings of Sherman was $12.6 million compared to $5.1 million for the first three months of 2003. The increased contribution from Sherman was primarily due to increased net revenue from portfolios owned during the 2003 and 2004 periods attributable to continuing collections and lower amortization on those portfolios and from higher collections due to growth in the amount of receivables portfolios owned by Sherman. The Company’s investment in Sherman on an equity basis at March 31, 2004 was $45.8 million, down from December 31, 2003 due to a $29 million distribution received during the first quarter of 2004.

     Additional information about the C-BASS and Sherman joint ventures is contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Consolidated Operations—2003 Compared with 2002—Joint Ventures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Financial Condition

     As of March 31, 2004, the Company had $178.3 million of short-term investments with maturities of 90 days or less, and 77% of the investment portfolio was invested in tax-preferenced securities. In addition, at March 31, 2004, based on book value, the Company’s fixed income securities were approximately 99% invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     At March 31, 2004, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2004, the effective duration of the Company’s fixed income investment portfolio was 5.8 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.8% change in the market value of the Company’s fixed income portfolio.

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

     The Company has a $285 million commercial paper program, which is rated ‘A-1’ by Standard & Poor’s Rating Services and ‘P-1’ by Moody’s Investors Service. At March 31, 2004 and 2003, the Company had $100.4 million and $113.4 million in commercial paper outstanding with a weighted average interest rate of 1.10% and 1.33%, respectively.

     The Company had a $285 million credit facility available at March 31, 2004 expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and policyholders position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At March 31, 2004, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $184.6 million at March 31, 2004.

     The Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at March 31, 2004 and 2003. At

March 31, 2004 and 2003, the market value of the outstanding debt was $641.7 million and $664.5 million, respectively.

     In May 2002, a swap designated as a cash flow hedge was amended to coincide with the credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at March 31, 2004 and 2003 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     Amortization expense on the interest rate swaps for the three months ended March 31, 2004 and 2003 of approximately $0.9 million and $0.6 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of previously held interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. For the remainder of 2004 MGIC can pay up to $133 million in dividends at a quarterly rate of approximately $44 million without the approval of the Office of the Commissioner of Insurance of the State of Wisconsin.

     During the first quarter of 2004, the Company repurchased 0.4 million shares of Common Stock under publicly announced programs at a cost of $26.7 million. At March 31, 2004, the Company had authority covering the purchase of an additional 7.2 million shares under these programs. For additional information regarding stock repurchases, see Item 2(e) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through March 31, 2004, the Company has repurchased 24.1 million shares under publicly announced programs at a cost of $1.2 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2004, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $55.2 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through March 31, 2004, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     The Company’s consolidated risk-to-capital ratio was 8.8:1 at March 31, 2004 compared to 9.4:1 at December 31, 2003. The decrease was due to an increase in capital and a decrease in risk in force during the first three months of 2004.

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

     For certain material risks of the Company’s business, see “Risk Factors” below.

Critical Accounting Policies

     The Company believes that the accounting policies described below involved significant judgments and estimates used in the preparation of its consolidated financial statements.

Loss reserves

     Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default not yet reported by the lender. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Reserves are established by management using estimated claims rates and claims amounts on reported notices of default to estimate the loss. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

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

     The mix of business the Company writes also affects the likelihood of losses occurring. In recent years, a greater percentage of the Company’s volume than in the past has included segments that the Company views as having a higher probability of claim, including loans with LTV ratios over 95%, FICO credit scores below 620 or limited underwriting, including limited borrower documentation. A mid-April 2004 mortgage finance forecast of the Mortgage Bankers Association projects that quarterly mortgage originations in the United States are expected to decline materially in 2004 compared to 2003. In response to lower national origination volume, mortgage lenders may seek to maintain their own volume through a greater focus on lending to borrowers in segments that the Company views as having a higher probability of claim.

     About 8% of the Company’s risk in force written through the flow channel, and more than half of the Company’s risk in force written through the bulk channel, consists of ARMs. The Company believes that during a prolonged period of rising interest rates, claims on ARMs would be substantially higher than for fixed rate loans, although the performance of ARMs has not been tested in such an environment.

     The performance of the servicing function on a mortgage loan, particularly a subprime loan, can affect the likelihood that the loan will default as well as the loss resulting from a default. The Company believes Fairbanks Capital Corp. (“Fairbanks”) is the servicer of approximately 1.3% of the loans insured by the Company and approximately 5.7% of the loans insured by the Company written through the bulk channel (a substantial number of which are subprime). The servicer ratings assigned to Fairbanks by Moody’s and S&P were downgraded during the second quarter of 2003 due in part to concerns expressed by those rating agencies about Fairbanks’ regulatory compliance and operational controls.

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

     During the 1990s, the Company’s year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At March 31, 2004 persistency was at 51.0%, which was an improvement over the record low of 44.9% at September 30, 2003. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, the Company does not expect persistency will approach its December 31,1990 level.

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

     The Company’s new insurance written during 2001 — 2003 was $86.1 billion, $92.5 billion and $96.8 billion, respectively and was $24.1 billion and $12.9 billion in the first quarters of 2003 and 2004, respectively. Consistent with a mid-April 2004 mortgage finance forecast of the Mortgage Bankers Association, which projects that quarterly mortgage originations in the United States are expected to decline materially in 2004 compared to 2003, the Company expects new insurance written for the last three quarters of 2004 will be materially lower than for the comparable period in 2003.

     The amount of insurance the Company writes could be adversely affected if lenders and investors select alternatives to private mortgage insurance.

     These alternatives to private mortgage insurance include:

•	lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan- to-value ratio,

•	investors holding mortgages in portfolio and self-insuring,

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, and

•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration.

     While no data is publicly available, the Company believes that 80-10-10 loans and related products are a significant percentage of mortgage originations and that their use continues to increase.

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

     In March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus and subprime premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. In December 2003, the Court denied MGIC’s motion seeking dismissal of the portion of the case covering damages under FCRA but dismissed the remainder of the case. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations. Similar actions have been filed against six other mortgage insurers.

     Net premiums written could be adversely affected if the Department of Housing and Urban Development reproposes and adopts a regulation under the Real Estate Settlement Procedures Act that is equivalent to a proposed regulation that was recently withdrawn.

     The regulations of the Department of Housing and Urban Development under the Real Estate Settlement Procedures Act prohibit paying lenders for the referral of settlement services, including mortgage insurance, and prohibit lenders from receiving such payments. In July 2002, the Department of Housing and Urban Development proposed a regulation that would exclude from these anti-referral fee provisions settlement services included in a package of settlement services offered to a borrower at a guaranteed price. HUD withdrew this proposed regulation in March 2004. Under the proposed regulation, if mortgage insurance was required on a loan, the package must include any mortgage insurance premium paid at settlement. Although certain state insurance regulations prohibit an insurer’s payment of referral fees, had this regulation been adopted in this form, the Company’s revenues could have been adversely affected to the extent that lenders offered such packages and received value from the Company in excess of what they could have received were the anti-referral fee provisions of the Real Estate Settlement Procedures Act to apply and if such state regulations were not applied to prohibit such payments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2004, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet investment grade credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2004, the effective duration of the Company’s fixed income investment portfolio was 5.8 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.8% change in the market value of the Company’s fixed income investment portfolio.

     The Company’s borrowings under its commercial paper program are subject to interest rates that are variable. See the fifth paragraph under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of the Company’s interest rate swaps.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e)	Repurchase of common stock:

Information about shares of Common Stock repurchased during the first quarter of 2004 appears in the table below.

				(c) Total Number of	(d) Maximum
				Shares	Number of
				Purchased as	Shares that
				Part of Publicly	May Yet Be
	(a)		(b)	Announced	Purchased
	Total Number of		Average Price Paid	Plans or	Under the Plans
Period	Shares Purchased		per Share	Programs	or Programs (A)
January 1, 2004 through January 31, 2004	44,739	(B)	$69.45	—	7,646,700
February 1, 2004 through February 29, 2004	360,000		$68.04	360,000	7,286,700
March 1, 2004 through March 31, 2004	36,469	(B)	$61.93	35,000	7,251,700

Total	441,208		$67.68	395,000	7,251,700

(A) On October 24, 2002 the Company announced that its Board of Directors authorized the repurchase of up to five million shares of the Company’s Common Stock in the open market or in private transactions. On May 8, 2003 the Company announced that its Board authorized the repurchase of an additional five million shares in the open market or in private transactions.

(B) All of the shares purchased in January 2004 and 1,469 of the shares purchased in March 2004 were purchased as part of stock option exercises by Company employees or in satisfaction of income tax withholding obligations from the vesting of restricted stock held by employees.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibits 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q. The Company is a party to various agreements regarding long-term debt that are not filed as exhibits pursuant to Reg. S-K Item 602 (b)(4)(iii)(A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.

(b)	Reports on Form 8-K — A report on Form 8-K dated January 12, 2004 was filed under Item 7, Financial Statements and Exhibits, and Item 12, Results of Operations and Financial Condition.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2004.

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