Form 10-Q
period 2004-06-30
MGIC INVESTMENT CORP
filed 2004-08-09
CIK 876437

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2004
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to
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

YES [X]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES

Common stock	$1.00	7/31/04	98,518,364

MGIC INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 2004 (Unaudited) and December 31, 2003

	June 30,	December 31,
	2004	2003
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities	$5,153,071	$5,059,147
Equity securities	5,561	8,280
Short-term investments	194,310	137,734

Total investment portfolio	5,352,942	5,205,161
Cash	5,375	23,612
Accrued investment income	63,494	59,588
Reinsurance recoverable on loss reserves	17,029	18,074
Prepaid reinsurance premiums	6,947	7,528
Premiums receivable	102,448	122,290
Home office and equipment, net	35,867	36,722
Deferred insurance policy acquisition costs	31,512	32,613
Investments in joint ventures	318,041	308,213
Other assets	121,338	103,586

Total assets	$6,054,993	$5,917,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,123,863	$1,061,788
Unearned premiums	143,100	168,137
Short- and long-term debt (note 2)	599,768	599,680
Income taxes payable	48,131	118,126
Other liabilities	167,343	172,754

Total liabilities	2,082,205	2,120,485

Contingencies (note 3)
Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 6/30/04 - 122,248,785 12/31/03 - 121,587,417; shares outstanding, 6/30/04 - 98,574,999 12/31/03 - 98,412,844	122,249	121,587
Paid-in capital	280,560	239,485
Treasury stock (shares at cost, 6/30/04 - 23,673,786 12/31/03 - 23,174,573)	(1,156,871)	(1,115,969)
Accumulated other comprehensive income, net of tax	38,498	140,651
Retained earnings	4,688,352	4,411,148

Total shareholders’ equity	3,972,788	3,796,902

Total liabilities and shareholders’ equity	$6,054,993	$5,917,387

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$348,261	$350,177	$706,431	$721,958
Assumed	45	(4)	62	42
Ceded	(29,180)	(29,651)	(58,305)	(59,912)

Net premiums written	319,126	320,522	648,188	662,088
Decrease in unearned premiums, net	12,002	16,613	24,456	7,203

Net premiums earned	331,128	337,135	672,644	669,291
Investment income, net of expenses	52,314	50,314	105,455	101,397
Realized investment gains, net	5,932	21,044	15,253	26,635
Other revenue	13,775	23,594	25,236	43,260

Total revenues	403,149	432,087	818,588	840,583

Losses and expenses:
Losses incurred, net	154,073	173,120	344,750	315,331
Underwriting and other expenses, net	72,723	79,221	140,037	153,504
Interest expense	10,202	10,290	20,450	20,701

Total losses and expenses	236,998	262,631	505,237	489,536

Income before tax and joint ventures	166,151	169,456	313,351	351,047
Provision for income tax	46,430	44,671	86,561	95,445
Income from joint ventures, net of tax	34,803	18,992	57,807	29,285

Net income	$154,524	$143,777	$284,597	$284,887

Earnings per share (note 4):
Basic	$1.57	$1.46	$2.88	$2.88

Diluted	$1.56	$1.46	$2.87	$2.87

Weighted average common shares outstanding — diluted (shares in thousands, note 4)	99,264	98,781	99,233	99,202

Dividends per share	$0.0375	$0.025	$0.075	$0.050

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$284,597	$284,887
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	11,644	14,182
Increase in deferred insurance policy acquisition costs	(10,543)	(15,143)
Depreciation and amortization	10,962	10,351
Increase in accrued investment income	(3,906)	(1,030)
Decrease in reinsurance recoverable on loss reserves	1,045	1,639
Decrease in prepaid reinsurance premiums	581	708
Decrease (increase) in premium receivable	19,842	(2,678)
Increase in loss reserves	62,075	127,926
Decrease in unearned premiums	(25,037)	(7,912)
(Decrease) increase in income taxes payable	(69,995)	2,713
Equity earnings in joint ventures	(84,235)	(41,915)
Other	124,280	(41,302)

Net cash provided by operating activities	321,310	332,426

Cash flows from investing activities:
Purchase of equity securities	(128)	—
Purchase of fixed maturities	(1,251,411)	(1,145,788)
Additional investment in joint ventures	(6,314)	(4,375)
Sale of investment in joint venture	—	5,895
Sale of equity securities	4,799	3,590
Proceeds from sale or maturity of fixed maturities	998,071	994,782

Net cash used in investing activities	(254,983)	(145,896)

Cash flows from financing activities:
Dividends paid to shareholders	(7,393)	(4,971)
Net proceeds from short-term debt	(575)	(74,788)
Reissuance of treasury stock	699	305
Repurchase of common stock	(49,620)	(89,192)
Common stock issued	28,901	3,449

Net cash used in financing activities	(27,988)	(165,197)

Net increase in cash and short-term investments	38,339	21,333
Cash and short-term investments at beginning of period	161,346	113,271

Cash and short-term investments at end of period	$199,685	$134,604

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

          The accompanying consolidated financial statements have not been audited by independent auditors in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

     Deferred insurance policy acquisition costs

          The Company amortized $11.6 million and $14.2 million of deferred insurance policy acquisition costs during the six months ended June 30, 2004 and 2003, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(in thousands of dollars, except per share data)
Net income, as reported	$154,524	$143,777	$284,597	$284,887
Add stock-based employee compensation expense included in reported net income, net of tax	1,987	1,058	3,745	2,031
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,211)	(2,581)	(5,535)	(5,343)

Pro forma net income	$153,300	$142,254	$282,807	$281,575

Earnings per share:
Basic, as reported	$1.57	$1.46	$2.88	$2.88

Basic, pro forma	$1.55	$1.44	$2.87	$2.84

Diluted, as reported	$1.56	$1.46	$2.87	$2.87

Diluted, pro-forma	$1.54	$1.44	$2.85	$2.84

Note 2 — Short- and long-term debt

          The Company has a $285 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At June 30, 2004 and 2003, the Company had $100.0 million and $103.5 million in commercial paper outstanding with a weighted average interest rate of 1.26% and 1.13%, respectively.

          The Company had a $285 million credit facility available at June 30, 2004, expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2004, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $185.0 million at June 30, 2004.

          The Company had $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at June 30, 2004 and 2003. At June 30,

2004 and 2003, the market value of the outstanding debt was $628.4 million and $661.0 million, respectively.

          Interest payments on all long-term and short-term debt were $20.9 million and $21.4 million for the six months ended June 30, 2004 and 2003, respectively.

          In May 2002, a swap designated as a cash flow hedge was amended to coincide with the credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at June 30, 2004 and 2003 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

          Expense on the interest rate swaps for the six months ended June 30, 2004 and 2003 of approximately $1.8 million and $1.6 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of previously held interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

Note 3 — Litigation and contingencies

          The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

          In addition, in March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus and subprime premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. In December 2003, the Court denied MGIC’s motion seeking dismissal of the portion of the case covering damages under FCRA but dismissed the remainder of the case. In late June 2004, the Court denied the plaintiffs motion to certify the class. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations. Similar actions have been filed against six other mortgage insurers.

          Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the six months ended June 30, 2004 and 2003.

Note 4 — Earnings per share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Shares in thousands)
Weighted-average shares — Basic	98,623	98,615	98,648	99,073
Common stock equivalents	641	166	585	129

Weighted-average shares — Diluted	99,264	98,781	99,233	99,202

Note 5 — Comprehensive income

     The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands of dollars)
Net income	$154,524	$143,777	$284,597	284,887
Other comprehensive income (loss)	(110,552)	33,092	(102,153)	27,590

Total comprehensive income	$43,972	$176,869	$182,444	312,477

Other comprehensive income (loss) (net of tax):
Net derivative gains (losses)	$1,849	$(382)	$1,738	$(414)
Amortization of deferred losses	270	270	540	540
Change in unrealized gains and losses on investments	(114,639)	33,204	(105,376)	27,464
Other	1,968	—	945	—

Other comprehensive income (loss)	$(110,552)	$33,092	$(102,153)	$27,590

     The difference between the Company’s net income and total comprehensive income for the three and six months ended June 30, 2004 and 2003 is due to the change in unrealized appreciation/depreciation on investments, the fair value adjustment and amortization of deferred losses relating to derivative financial instruments and the Company’s share of the other comprehensive income/loss on one of its joint venture investments, all net of tax.

Note 6 — Benefit Plans

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Six Months Ended
	June 30,
			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
	(In thousands of dollars)
Service cost	$4,569	$3,981	$1,730	$1,567
Interest cost	4,371	3,835	1,763	1,650
Expected return on plan assets	(5,185)	(3,398)	(861)	(494)
Recognized net actuarial loss (gain)	623	976	250	330
Amortization of transition obligation	—	—	265	265
Amortization of prior service cost	351	306	—	—

Net periodic benefit cost	$4,727	$5,700	$3,146	$3,318

The Company continues to expect to contribute $22.0 million to its pension plan in 2004. As of June 30, 2004, no contributions have been made.

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of the retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Beginning in the second quarter of 2004, the effects of the subsidy are reflected in the measurement of the net periodic postretirement benefit costs. The effect of the subsidy on the measurement of the annual net periodic postretirement benefit cost for the current year was a $1.4 million reduction, of which 50% ($0.7 million) was recognized in the second quarter. The components of the $1.4 million reduction include $0.5 million related to service cost, $0.5 million related to interest cost and $0.4 million related to recognized net actuarial gain/loss. The effect of the subsidy on the Accumulated Postretirement Benefit Obligation was a $7.5 million reduction.

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

The Company’s results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•	Cancellations, which reduce the size of the in force book of insurance that generates premiums. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book.

•	New insurance written, which increases the size of the in force book of insurance. New insurance written is affected by many factors, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from other mortgage insurers and alternatives to mortgage insurance, such as 80-10-10 loans.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders and risk sharing arrangements with the GSEs, which affect premiums earned.

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

     Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained in “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:

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

     2004 Second Quarter Results

     The Company’s results of operations in the second quarter of 2004 were principally affected by:

•	Losses incurred

     Losses incurred for the second quarter of 2004 decreased compared to the same period in 2003 primarily due to a lower growth rate of the delinquency inventory, offset by increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims.

•	Premiums written and earned

     During the second quarter of 2004, the Company’s written and earned premiums were lower than written and earned premiums in the second quarter of 2003 due to a decline in the average insurance in force, as well as a decrease in new insurance written through the flow and bulk channels.

•	Investment income

     During the second quarter of 2004, investment income increased slightly compared to the second quarter of 2003 due to an increase in the portfolio, offset by a decline in the pre-tax yield.

•	Underwriting and other expenses

     Underwriting and other expenses decreased in the second quarter of 2004 compared to the same period in 2003 primarily as a result of decreases in expenses related to contract underwriting activity.

•	Income from joint ventures

     Income from joint ventures increased in the second quarter of 2004 compared to the same period in 2003 due to higher earnings from each of C-BASS and Sherman.

     The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF CONSOLIDATED OPERATIONS

Three months Ended June 30, 2004 Compared With Three months Ended June 30, 2003

New primary insurance written

     The amount of new primary insurance written by MGIC during the three months ended June 30, 2004 was $16.1 billion, compared to $25.4 billion in the same period of 2003, a decrease of $9.3 billion. New insurance written on a flow basis decreased $5.6 billion during the three months ended June 30, 2004 compared to the same period of 2003, principally reflecting a decline in refinance volume, which decreased from 50% of new insurance written for the second quarter of 2003 to 33% of new insurance written for the second quarter of 2004. New insurance written in the bulk channel decreased $3.7 billion during the three months ended June 30, 2004 compared to the same period of 2003, as discussed below. Consistent with a forecast made in mid-July 2004 by the Mortgage Bankers Association, which projects that quarterly mortgage originations in the last two quarters of 2004 are expected to decline materially compared to the same period in 2003, the Company expects new insurance written for the last two quarters of 2004 to be materially lower than for the comparable period in 2003.

Cancellations and insurance in force

     The $16.1 billion of new primary insurance written during the second quarter of 2004 was offset by the cancellation of $21.0 billion of insurance in force, and resulted in a net decrease of $4.9 billion in primary insurance in force, compared to new primary insurance written of $25.4 billion, the cancellation of $27.5 billion of insurance in force and a net decrease of $2.1 billion in primary insurance in force during the second quarter of 2003. Direct primary insurance in force was $180.4 billion at June 30, 2004 compared to $189.6 billion at December 31, 2003 and $193.6 billion at June 30, 2003.

     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) of 53.8% at June 30, 2004 increased from 47.1% at December 31, 2003 and 49.8% at June 30, 2003. If refinance activity continues to decline in 2004 from its level in 2003, the Company expects that persistency will continue to improve in 2004, although the extent of the improvement is not possible to forecast accurately. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

Bulk transactions

     The Company’s writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. The Company’s writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. Competition from such an execution in turn depends on, among other factors, the yield at which investors are willing to purchase tranches of the securitization that involve a higher degree of credit risk compared to the yield for tranches involving the lowest credit risk (the difference in such yields is referred to as the spread) and the amount of credit for losses that a rating agency will give to mortgage insurance, which may be affected by the agency’s view of the outlook for the insurer’s claims-paying ability. As the spread narrows, competition from an execution in which the subordinate tranches bear the first loss increases. As a result of the sensitivities discussed above, bulk volume can vary materially from period to period.

     The spread, referred to above, was narrower in the second quarter of 2004 compared to the second quarter of 2003. This spread compression, along with increased competition from other mortgage insurers, resulted in a decrease in new insurance written for bulk transactions from $6.6 billion during the second quarter of 2003 to $2.9 billion in the second quarter of 2004.

Pool insurance

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended June 30, 2004 and 2003 was $51 million and $201 million, respectively. The Company’s direct pool risk in force was $3.0 billion, $2.9 billion and $2.9 billion at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. These risk amounts are contractual aggregate loss limits and for contracts without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. At June 30, 2004 and 2003, there was $4.7 billion and $3.8 billion, respectively, of risk without such limits for which risk in force was calculated on this basis at $380 million and $241 million, respectively. During the three months ended June 30, 2004 and 2003, new risk written calculated on this basis was $13 million and $35 million, respectively.

Net premiums written and earned

     Net premiums written and earned during the second quarter of 2004 decreased due to a decline in the average insurance in force, as well as a decrease in new insurance written through the flow and bulk channels, when compared to the second quarter of 2003. The Company expects the average insurance in force during the second half of 2004 will be lower than during the second half of 2003. As a result, the Company does not anticipate that net premiums written or earned in the second half of 2004 will increase compared to the second half of 2003. The Company is not undertaking any obligation to provide an update of these expectations should they subsequently change.

Risk sharing arrangements

     For the quarter ended March 31, 2004, approximately 51% of the Company’s new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 53% for the quarter ended June 30, 2003. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported as ceded in the period in which they are ceded regardless of when the mortgage was insured.

Investment income

     Investment income for the second quarter of 2004 increased due to an increase in the amortized cost of average invested assets to $5.3 billion for the second quarter of 2004 from $4.6 billion for the second quarter of 2003, offset by a decrease in the average investment yield. The portfolio’s average pre-tax investment yield was 4.2% for the second quarter of 2004 and 4.4% for the second quarter of 2003. The portfolio’s average after-tax investment yield was 3.7% for the second quarter of 2004 and 3.9% for the second quarter of 2003. The Company’s net realized gains in the second quarter of 2004 and 2003 resulted primarily from the sale of fixed maturities.

Other revenue

     The decrease in other revenue is primarily the result of decreased revenue from contract underwriting due to a lower level of mortgage origination activity during the second quarter of 2004 compared to the same period in 2003.

Losses

     As discussed in “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, consistent with industry practice, loss reserves for future claims are established only for loans that are currently delinquent. (The terms “delinquent” and “default” are used interchangeably by the Company.) Loss reserves are established by management’s estimating the number of loans in the Company’s inventory of delinquent loans that will not cure their delinquency (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that the Company will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that the Company will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets.

     Net losses incurred decreased in the second quarter of 2004 compared to the same period of 2003 due to a lower growth rate of the delinquency inventory, offset by increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims. Net losses paid increased $43 million from $97 million in the second quarter of 2003 to $140 million in the second quarter of 2004. The average primary claim paid for the three months ended June 30, 2004 was $23,882 compared to $22,716 for the same period in 2003.

     Information about the composition of the primary insurance default inventory at June 30, 2004, December 31, 2003 and June 30, 2003 appears in the table below.

	June 30,	December 31,	June 30,
	2004	2003	2003
Total loans delinquent	81,490	86,372	79,671
Percentage of loans delinquent (default rate)	5.55%	5.57%	4.95%
Flow loans delinquent	41,532	45,259	42,934
Percentage of flow loans delinquent (default rate)	3.58%	3.76%	3.38%
Bulk loans delinquent	39,958	41,113	36,737
Percentage of bulk loans delinquent (default rate)	12.89%	11.80%	10.78%
A-minus and subprime credit loans delinquent*	33,822	34,525	30,525
Percentage of A-minus and subprime credit loans delinquent (default rate)	15.07%	14.14%	13.04%

*A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.

     The pool notice inventory decreased from 28,135 at December 31, 2003 to 26,208 at June 30, 2004; the pool notice inventory was 27,210 at June 30, 2003.

Information about net losses paid in 2004 and 2003 appears in the table below.

	Three months ended		Six Months Ended
	June 30,		June 30,
Net paid claims ($ millions)	2004	2003	2004	2003
Flow	$66	$40	$134	$84
Bulk	54	36	108	65
Second mortgage	4	8	9	14
Pool and other	16	13	31	23

	$140	$97	$282	$186

     The Company has not written any new second mortgage risk for loans closing after 2001.

     As of June 30, 2004, 87% of MGIC’s insurance in force was written subsequent to December 31, 2000. On the Company’s flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). The Company expects the period of highest claims frequency on bulk loans will occur earlier than in the historical pattern on the Company’s flow business.

Underwriting and other expenses

     Among other items, the decrease in underwriting and other expenses is attributable to decreases in expenses related to contract underwriting activity.

Consolidated ratios

     The consolidated insurance operations loss ratio was 46.5% for the second quarter of 2004 compared to 51.3% for the second quarter of 2003. The consolidated insurance operations expense and combined ratios were 15.1% and 61.6%, respectively, for the second quarter of 2004 compared to 15.0% and 66.3% for the second quarter of 2003.

Income taxes

     The effective tax rate was 27.9% in the second quarter of 2004, compared to 26.4% in the second quarter of 2003. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The higher effective tax rate in 2004 principally resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

Joint ventures

     The Company’s equity in the earnings from the C-BASS and Sherman joint ventures with Radian Group Inc. and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on the Company’s consolidated statement of operations. The increase in income from joint ventures from the second quarter of 2003 to the second quarter of 2004 is primarily the result of increased equity earnings from each of C-BASS and Sherman.

     Total assets of C-BASS at June 30, 2004 and December 31, 2003 were approximately $3.861 billion and $3.181 billion, respectively. Total liabilities at June 30, 2004 and December 31, 2003 were approximately $3.344 billion and $2.711 billion, respectively, of which approximately $2.466 billion and $2.176 billion, respectively, was debt, most of which is scheduled to mature within one year or less. Included in total assets and total liabilities at June 30, 2004 are approximately $439 million of assets and the same amount of liabilities resulting from a second quarter 2004 securitization that was structured so that it did not qualify for off-balance sheet treatment.

     For the three months ended June 30, 2004 and 2003, revenues of approximately $144 million and $111 million, respectively, of which more than 50% represented servicing income, net interest income and other revenues from securities held in C-BASS’s portfolio, and expenses of approximately $71 million and $64 million, respectively, resulted in income before tax of approximately $73 million and $47 million, respectively. For the second quarter of 2004 the Company’s share of the pre-tax earnings of C-BASS was $34.3 million compared to $21.3 million for the second quarter of 2003. The increased contribution from C-BASS was primarily due to unrealized gains, an increase in gains on sales and liquidation of securities, as well as increased servicing revenue. The Company’s investment in C-BASS on an equity basis at June 30, 2004 was $243.0 million. The Company received $32.5 million in distributions from C-BASS during the first half of 2004. The Company does not anticipate that C-BASS’s income before tax in the second half of 2004 will exceed its income before tax of $118 million in the first half of 2004. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

     Total assets of Sherman at June 30, 2004 and December 31, 2003 were approximately $463.6 million and $500.0 million, respectively. For the three months ended June 30, 2004 and 2003, Sherman had net revenues of $124.7 million and $60.3 million, respectively. For the three months ended June 30, 2004 the Company’s share of the pre-tax earnings of Sherman was $18.2 million compared to $7.1 million for the three months ended June 30, 2003. The increased contribution from Sherman was primarily due to increased net revenue from portfolios owned during the 2003 and 2004 periods attributable to continuing collections and lower amortization on those portfolios, and from higher collections due to growth in the amount of receivables portfolios owned by Sherman. The Company’s investment in Sherman on an equity basis at June 30, 2004 was $46.3 million, down from December 31, 2003 due to $49.8 million in distributions received during the first half of 2004.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

New primary insurance written

     The amount of new primary insurance written by MGIC during the six months ended June 30, 2004 was $29.1 billion, compared to $49.5 billion in the same period of 2003, a decrease of $20.4 billion. New insurance written on a flow basis decreased $12.1 billion during the six months ended June 30, 2004 compared to the same period of 2003. New insurance written in the bulk channel decreased $8.3 billion during the six months ended June 30, 2004 compared to the same period of 2003.

Cancellations and insurance in force

     The $29.1 billion of new primary insurance written during the first half of 2004 was offset by the cancellation of $38.3 billion of insurance in force, and resulted in a net decrease of $9.2 billion in primary insurance in force, compared to new primary insurance written of $49.5 billion, the cancellation of $52.9 billion of insurance in force and a net decrease of $3.4 billion in primary insurance in force during the first half of 2003.

Bulk transactions

     New insurance written during the first half of 2004 for bulk transactions was $5.0 billion compared to $13.3 billion during the first half of 2003.

Pool insurance

     New pool risk written during the six months ended June 30, 2004 and 2003 was $98 million and $485 million, respectively. These risk amounts are contractual aggregate loss limits and for contracts without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. During the six months ended June 30, 2004 and 2003, new risk written calculated on this basis was $27 million and $79 million, respectively.

Net premiums written and earned

     Net premiums written during the first half of 2004 decreased due to a decline in the average insurance in force, as well as a decrease in new insurance written through the flow and bulk channels, when compared to the first half of 2003. Net premiums earned during the first half of 2004 slightly increased compared to the first half of 2003 due to the growth of bulk insurance in force and higher average premiums on bulk business.

Investment income

     Investment income for the first half of 2004 increased due to an increase in the amortized cost of average invested assets to $5.1 billion for the first half of 2004 from $4.6 billion for the first half of 2003, offset by a decrease in the average investment yield. The portfolio’s average pre-tax investment yield was 4.2% for the first half of 2004 and 4.4% for the same period in 2003. The portfolio’s average after-tax investment yield was 3.7% for the first half of 2004 and 4.0% for the same period in 2003. The Company’s net realized gains for the six months ended June 30, 2004 and 2003 resulted primarily from the sale of fixed maturities.

Other revenue

     The decrease in other revenue is primarily the result of decreased revenue from contract underwriting.

Losses

     Net losses incurred increased in the first half of 2004 compared to the same period of 2003 due to increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims, offset by a decrease in the number of delinquencies compared to the prior period increase in delinquencies. Net losses paid increased $96 million from $186 million in the first half of 2003 to $282 million in the first half of 2004. The average primary claim paid for the six months ended June 30, 2004 was $23,927 compared to $22,784 for the same period in 2003.

Underwriting and other expenses

     Among other items, the decrease in underwriting and other expenses is attributable to decreases in expenses related to contract underwriting activity and the amortization of deferred insurance policy acquisition costs (see Note 1 of the Notes to the Consolidated Financial Statements included herein).

Consolidated ratios

     The consolidated insurance operations loss ratio was 51.2% for the first half of 2004 compared to 47.1% for the same period of 2003. The consolidated insurance operations expense and combined ratios were 14.4% and 65.6%, respectively, for the first half of 2004 compared to 14.6% and 61.7% for the same period of 2003.

Income taxes

     The effective tax rate was 27.6% in the first half of 2004, compared to 27.2% in the first half of 2003. During both periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits of tax-preferenced investments. The higher effective tax rate in 2004 principally resulted from a lower percentage of total income before tax being generated from tax-preferenced investments.

Joint ventures

     For the six months ended June 30, 2004 and 2003, C-BASS had revenues of approximately $249 million and $178 million, respectively, and expenses of approximately $131 million and $110 million, respectively, which resulted in income before tax of approximately $118 million and $68 million, respectively. For the first half of 2004 the Company’s share of the pre-tax earnings of C-BASS was $55.7 million compared to $31.1 million for the first half of 2003.

     For the six months ended June 30, 2004 and 2003, Sherman had net revenues of $223.7 million and $112.3 million, respectively. For the six months ended June 30, 2004 the Company’s share of the pre-tax earnings of Sherman was $30.8 million compared to $12.2 million for the six months ended June 30, 2003.

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

Financial Condition

     As of June 30, 2004, 77% of the investment portfolio was invested in tax-preferenced securities. In addition, at June 30, 2004, based on book value, the Company’s fixed income securities were approximately 99% invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     At June 30, 2004, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2004, the effective duration of the Company’s fixed income investment portfolio was 5.7 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.7% change in the market value of the Company’s fixed income portfolio.

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

     The Company has a $285 million commercial paper program, which is rated ‘A-1’ by Standard & Poor’s Rating Services and ‘P-1’ by Moody’s Investors Service. At June 30, 2004 and 2003, the Company had $100.0 million and $103.5 million in commercial paper outstanding with a weighted average interest rate of 1.26% and 1.13%, respectively.

     The Company had a $285 million credit facility available at June 30, 2004 expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and policyholders position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2004, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $185.0 million at June 30, 2004.

     The Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at June 30, 2004 and 2003. At June 30, 2004 and 2003, the market value of the outstanding debt was $628.4 million and $661.0 million, respectively.

     In May 2002, a swap designated as a cash flow hedge was amended to coincide with the credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at June 30, 2004 and 2003 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     Expense on the interest rate swaps for the six months ended June 30, 2004 and 2003 of approximately $1.8 million and $1.6 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of previously held interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. For the remainder of 2004 MGIC can pay up to $89 million in dividends, at a quarterly rate of approximately $44 million, without the approval of the Office of the Commissioner of Insurance of the State of Wisconsin.

     During the second quarter of 2004, the Company repurchased 0.3 million shares of Common Stock under publicly announced programs at a cost of $23.0 million. At June 30, 2004, the Company had authority covering the purchase of an additional 6.9 million shares under these programs. For additional information regarding stock repurchases, see Item 2(e) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through

June 30, 2004, the Company has repurchased 24.4 million shares under publicly announced programs at a cost of $1.3 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2004, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $53.8 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through June 30, 2004, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     The Company’s consolidated risk-to-capital ratio was 8.3:1 at June 30, 2004 compared to 9.4:1 at December 31, 2003. The decrease was due to an increase in capital and a decrease in risk in force during the first six months of 2004.

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

     The mix of business the Company writes also affects the likelihood of losses occurring. In recent years, a greater percentage of the Company’s volume than in the past has included segments that the Company views as having a higher probability of claim, including loans with LTV ratios over 95%, FICO credit scores below 620 or limited underwriting, including limited borrower documentation. In response to lower national origination volume in 2004 compared to 2003, mortgage lenders may seek to maintain their own volume through a greater focus on lending to borrowers in segments that the Company views as having a higher probability of claim.

     Approximately 8% of the Company’s risk in force written through the flow channel, and more than half of the Company’s risk in force written through the bulk channel, consists of ARMs. The Company believes that during a prolonged period of rising interest rates, claims on ARMs would be substantially higher than for fixed rate loans, although the performance of ARMs has not been tested in such an environment.

     The performance of the servicing function on a mortgage loan, particularly a subprime loan, can affect the likelihood that the loan will default as well as the loss resulting from a default. The Company believes Select Portfolio Servicing (“Select”) f/k/a Fairbanks Capital Corp. is the servicer of approximately 1.2% of the loans insured by the Company and approximately 5.7% of the loans insured by the Company written through the bulk channel (a substantial number of which are subprime). The servicer ratings assigned to Select by Moody’s and S&P were downgraded to “below average” during the second quarter of 2003 due in part to concerns expressed by those rating agencies about Select’s regulatory compliance and operational controls. In the second quarter of 2004, these rating agencies raised Select’s service ratings to “average.”

     Competition or changes in the Company’s relationships with its customers could reduce the Company’s revenues or increase its losses.

     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but also with mortgage lenders through reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender.

     The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders.

     Our private mortgage insurance competitors include:

•	PMI Mortgage Insurance Company

•	Genworth Financial f/k/a/ GE Capital Mortgage Insurance Corporation

•	United Guaranty Residential Insurance Company

•	Radian Guaranty Inc.

•	Republic Mortgage Insurance Company

•	Triad Guaranty Insurance Corporation

•	CMG Mortgage Insurance Company

Assured Guaranty Limited f/k/a/ AGC Holdings Limited, a financial guaranty company whose mortgage insurance business is primarily reinsurance, has announced that it intends to write investment grade mortgage guaranty insurance on a direct basis.

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

     During the 1990s, the Company’s year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At June 30, 2004 persistency was at 53.8%, which was an improvement over the record low of 44.9% at September 30, 2003. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, the Company does not expect persistency will approach its December 31,1990 level.

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

     The Company’s new insurance written during 2001 — 2003 was $86.1 billion, $92.5 billion and $96.8 billion, respectively and was $49.5 billion and $29.1 billion in the first half of 2003 and 2004, respectively. Consistent with a mid-July 2004 mortgage finance forecast of the Mortgage Bankers Association, which projects that quarterly mortgage originations in the United States are expected to decline materially in the last two quarters of 2004 compared to the same period in 2003, the Company expects new insurance written for the last two quarters of 2004 will be materially lower than for the comparable period in 2003.

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

     While no data is publicly available, the Company believes that 80-10-10 loans and related products are a significant percentage of mortgage originations and that their use, which the Company believes is primarily by borrowers with higher credit scores, continues to increase.

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

     In March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus and subprime premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. In December

2003, the Court denied MGIC’s motion seeking dismissal of the portion of the case covering damages under FCRA but dismissed the remainder of the case. In late June 2004, the Court denied the plaintiffs motion to certify the class. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations. Similar actions have been filed against six other mortgage insurers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2004, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet investment grade credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2004, the effective duration of the Company’s fixed income investment portfolio was 5.7 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.7% change in the market value of the Company’s fixed income investment portfolio.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

With respect to the action pending in Federal District Court in the Middle District of Florida alleging violation by MGIC of the Fair Credit Reporting Act and described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, on June 21, 2004, the Court denied the plaintiffs motion to certify the class. The plaintiffs have not sought to appeal this decision on an interlocutory basis but could appeal the decision after the trial of the case, which is proceeding as an action by the individual plaintiffs.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(e) Repurchase of common stock:

Information about shares of Common Stock repurchased during the second quarter of 2004 appears in the table below.

				(d)
			(c)	Maximum Number of
			Total Number of	Shares that May Yet
			Shares Purchased as	Be Purchased Under
	(a)	(b)	Part of Publicly	the Plans or
	Total Number of	Average Price Paid	Announced Plans or	Programs
Period	Shares Purchased	per Share	Programs	(A)
April 1, 2004 through April 30, 2004	70,000	$73.84	70,000	7,181,700
May 1, 2004 through May 31, 2004	249,500	$71.33	249,500	6,932,200
June 1, 2004 through June 30, 2004	—	—	—	6,932,200

Total	319,500	$71.88	319,500	6,932,200

(A) On October 24, 2002 the Company announced that its Board of Directors authorized the repurchase of up to five million shares of the Company’s Common Stock in the open market or in private transactions. On May 8, 2003 the Company announced that its Board authorized the repurchase of an additional five million shares in the open market or in private transactions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on May 13, 2004.

(b)	Not applicable.

(c)	Matters voted upon at the Annual Meeting and the number of shares voted for, against and abstaining from voting were as follows (there were no broker non-votes):

(1)	Election of three Directors for a term expiring in 2007:

	For	Withheld
James A. Abbott	89,952,881	1,916,489
Thomas M. Hagerty	89,526,739	2,342,631
Michael E. Lehman	89,544,489	2,324,881

(2)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for 2004.

For: Against: Abstaining from vote:	89,825,409 1,568,532 475,429

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits — The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q. The Company is a party to various agreements regarding long-term debt that are not filed as exhibits pursuant to Reg. S-K Item 602 (b)(4)(iii)(A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.

(b)	Reports on Form 8-K — Reports on Form 8-K dated April 9, 2004 and April 14, 2004 were filed under Item 7, Financial Statements and Exhibits, and Item 12, Results of Operations and Financial Condition. A Report on Form 8-K dated May 14, 2004 was filed under Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2004.

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