Form 10-Q
period 2004-09-30
MGIC INVESTMENT CORP
filed 2004-11-09
CIK 876437

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2004
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

YES [X]	NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/31/04	96,779,464

MGIC INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 2004 (Unaudited) and December 31, 2003

	September 30,	December 31,
	2004	2003
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities	$5,296,831	$5,059,147
Equity securities	5,399	8,280
Short-term investments	273,137	137,734

Total investment portfolio	5,575,367	5,205,161
Cash	2,820	23,612
Accrued investment income	62,075	59,588
Reinsurance recoverable on loss reserves	17,379	18,074
Prepaid reinsurance premiums	7,173	7,528
Premiums receivable	94,413	122,290
Home office and equipment, net	35,742	36,722
Deferred insurance policy acquisition costs	29,298	32,613
Investments in joint ventures	362,427	308,213
Other assets	112,650	103,586

Total assets	$6,299,344	$5,917,387

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,150,610	$1,061,788
Unearned premiums	139,903	168,137
Short- and long-term debt (note 2)	599,726	599,680
Income taxes payable	106,144	118,126
Other liabilities	177,074	172,754

Total liabilities	2,173,457	2,120,485

Contingencies (note 3)
Shareholders’ equity:
Common stock, $1 par value, shares authorized
300,000,000; shares issued, 9/30/04 - 122,318,945 12/31/03 - 121,587,417;
shares outstanding, 9/30/04 - 97,946,864 12/31/03 - 98,412,844	122,319	121,587
Paid-in capital	267,469	239,485
Treasury stock (shares at cost, 9/30/04 - 24,372,081 12/31/03 - 23,174,573)	(1,204,255)	(1,115,969)
Accumulated other comprehensive income, net of tax	125,313	140,651
Retained earnings	4,815,041	4,411,148

Total shareholders’ equity	4,125,887	3,796,902

Total liabilities and shareholders’ equity	$6,299,344	$5,917,387

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Month Periods Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$351,424	$375,707	$1,057,855	$1,097,665
Assumed	99	35	161	77
Ceded	(30,720)	(29,130)	(89,025)	(89,042)

Net premiums written	320,803	346,612	968,991	1,008,700
Decrease (increase) in unearned premiums, net	3,421	(7)	27,877	7,196

Net premiums earned	324,224	346,605	996,868	1,015,896
Investment income, net of expenses	54,187	50,049	159,642	151,446
Realized investment gains (losses), net	(228)	6,740	15,025	33,375
Other revenue	12,851	23,987	38,087	67,247

Total revenues	391,034	427,381	1,209,622	1,267,964

Losses and expenses:
Losses incurred, net	169,802	220,726	514,552	536,057
Underwriting and other expenses, net	68,782	76,800	208,819	230,304
Interest expense	10,310	10,191	30,760	30,892

Total losses and expenses	248,894	307,717	754,131	797,253

Income before tax and joint ventures	142,140	119,664	455,491	470,711
Provision for income tax	37,649	27,504	124,210	122,948
Income from joint ventures, net of tax	29,578	12,969	87,385	42,253

Net income	$134,069	$105,129	$418,666	$390,016

Earnings per share (note 4):
Basic	$1.37	$1.07	$4.27	$3.94

Diluted	$1.36	$1.06	$4.25	$3.94

Weighted average common shares outstanding - diluted (shares in thousands, note 4)	98,386	98,825	98,578	99,083

Dividends per share	$0.075	$0.025	$0.150	$0.075

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$418,666	$390,016
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	18,319	21,495
Increase in deferred insurance policy acquisition costs	(15,004)	(23,359)
Depreciation and amortization	16,114	15,820
(Increase) decrease in accrued investment income	(2,487)	1,456
Decrease in reinsurance recoverable on loss reserves	695	2,315
Decrease in prepaid reinsurance premiums	355	723
Decrease (increase) in premium receivable	27,877	(10,037)
Increase in loss reserves	88,822	223,360
Decrease in unearned premiums	(28,234)	(7,919)
Decrease in income taxes payable	(11,982)	(12,689)
Equity earnings in joint ventures	(127,391)	(60,125)
Distributions from joint ventures	82,300	19,950
Other	(2,269)	(25,290)

Net cash provided by operating activities	465,781	535,716

Cash flows from investing activities:
Purchase of equity securities	(127)	—
Purchase of fixed maturities	(1,505,861)	(2,339,236)
Additional investment in joint ventures	(8,458)	(7,793)
Sale of investment in joint ventures	—	3,396
Sale of equity securities	4,962	4,133
Proceeds from sale or maturity of fixed maturities	1,238,167	2,078,154

Net cash used in investing activities	(271,317)	(261,346)

Cash flows from financing activities:
Dividends paid to shareholders	(14,773)	(7,433)
Net repayment of short-term debt	(1,059)	(73,537)
Reissuance of treasury stock	2,588	335
Repurchase of common stock	(95,744)	(89,192)
Common stock issued	29,135	4,802

Net cash used in financing activities	(79,853)	(165,025)

Net increase in cash and short-term investments	114,611	109,345
Cash and short-term investments at beginning of period	161,346	113,271

Cash and short-term investments at end of period	$275,957	$222,616

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

     The accompanying consolidated financial statements have not been audited by independent auditors in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands of dollars, except per share data)
Net income, as reported	$134,069	$105,129	$418,666	$390,016
Add stock-based employee compensation expense included in reported net income, net of tax	1,903	1,058	5,648	3,088
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,021)	(2,581)	(8,556)	(7,923)

Pro forma net income	$132,951	$103,606	$415,758	$385,181

Earnings per share:
Basic, as reported	$1.37	$1.07	$4.27	$3.94

Basic, pro forma	$1.36	$1.05	$4.24	$3.90

Diluted, as reported	$1.36	$1.06	$4.25	$3.94

Diluted, pro-forma	$1.35	$1.05	$4.22	$3.89

New Accounting Standards

     The guidance contained in EITF 03-1 has been delayed by FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"'. The delay of the effective date will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” which was subject to comments through October 29, 2004. The disclosures continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. The impact of FSP EITF 03-1-a on the Company’s financial position or results of operations cannot be determined at this time. Under the proposed guidance, it may be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under the existing accounting standard.

Note 2 - Short- and long-term debt

     The Company has a $285 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At September 30, 2004 and 2003, the Company had $100.0 million and $105.0 million in commercial paper outstanding with a weighted average interest rate of 1.83% and 1.15%, respectively.

     The Company had a $285 million credit facility available at September 30, 2004, expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2004, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $185.0 million at September 30, 2004.

     The Company had $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at September 30, 2004 and 2003. At September 30, 2004 and 2003, the market value of the outstanding debt was $626.9 million and $648.2 million, respectively.

     Interest payments on all long-term and short-term debt were $28.8 million for both the nine months ended September 30, 2004 and 2003.

     In May 2002, a swap designated as a cash flow hedge was amended to coincide with the credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at September 30, 2004 and 2003 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     Expense on the interest rate swaps for the nine months ended September 30, 2004 and 2003 of approximately $2.7 million and $2.5 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of previously held interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

Note 3 - Litigation and contingencies

     The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

     In addition, in March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. (A portion of MGIC’s A minus and subprime premium rates are based in part on the credit score of the borrower.) The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. In December 2003, the Court denied MGIC’s motion seeking dismissal of the portion of the case covering damages under FCRA but dismissed the remainder of the case. In June 2004, the Court denied the plaintiffs motion to certify the class. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations. Similar actions are pending against six other mortgage insurers.

     Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the nine months ended September 30, 2004 and 2003.

Note 4 - Earnings per share

     The Company’s basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, Earnings Per Share. The Company’s net income is the same for both basic and diluted EPS. Basic EPS is based on the weighted average number of common shares outstanding. Diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include stock awards and stock options. The following is a reconciliation of the weighted average number of shares used for basic EPS and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Shares in thousands)
Weighted average shares - Basic	97,760	98,489	97,987	98,879
Common stock equivalents	626	336	591	204

Weighted average shares - Diluted	98,386	98,825	98,578	99,083

Note 5 - Comprehensive income

     The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands of dollars)
Net income	$134,069	$105,129	$418,666	390,016
Other comprehensive income (loss)	86,815	(37,449)	(15,338)	(9,859)

Total comprehensive income	$220,884	$67,680	$403,328	380,157

Other comprehensive income (loss) (net of tax):
Net derivative gains	$190	$908	$1,928	$494
Amortization of deferred losses	270	270	810	810
Change in unrealized gains and losses on investments	86,949	(38,627)	(18,427)	(11,163)
Other	(594)	—	351	—

Other comprehensive income (loss)	$86,815	$(37,449)	$(15,338)	$(9,859)

     The difference between the Company’s net income and total comprehensive income for the three and nine months ended September 30, 2004 and 2003 is due to the change in unrealized appreciation/depreciation on investments, the fair value adjustment and amortization of deferred losses relating to derivative financial instruments and the Company’s share of the other comprehensive income/loss on one of its joint venture investments, all net of tax.

Note 6 - Benefit Plans

     The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended
	September 30,
			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
		(In thousands of dollars)
Service cost	$2,285	$1,991	$865	$784
Interest cost	2,185	1,918	881	825
Expected return on plan assets	(2,592)	(1,699)	(430)	(247)
Recognized net actuarial loss (gain)	311	487	125	165
Amortization of transition obligation	—	—	132	132
Amortization of prior service cost	175	153	—	—

Net periodic benefit cost	$2,364	$2,850	$1,573	$1,659

	Nine Months Ended
	September 30,
			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
		(In thousands of dollars)
Service cost	$6,855	$5,973	$2,595	$2,352
Interest cost	6,555	5,754	2,643	2,475
Expected return on plan assets	(7,776)	(5,097)	(1,290)	(741)
Recognized net actuarial loss (gain)	933	1,461	375	495
Amortization of transition obligation	—	—	396	396
Amortization of prior service cost	525	459	—	—

Net periodic benefit cost	$7,092	$8,550	$4,719	$4,977

     Through the nine months ended September 30, 2004 the Company has contributed $10.0 million to its pension plan. The Company expects to contribute an additional $13.7 million to the plan in the fourth quarter of 2004.

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

     The Company’s results of operations are affected by:

•	Premiums written and earned

     Premiums written and earned in a year are influenced by:

•	Cancellations, which reduce the size of the in force book of insurance that generates premiums. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book.

•	New insurance written, which increases the size of the in force book of insurance. New insurance written is the aggregate principal amount of the mortgages that are insured during a period and is referred to as “NIW”. NIW is affected by many factors, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from other mortgage insurers and alternatives to mortgage insurance, such as 80-10-10 loans.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders and risk sharing arrangements with the GSEs, which affect premiums earned.

     Premiums are generated by the insurance that is in force during all or a portion of the period. Hence, lower average insurance in force in one period compared to another is a factor that will reduce premiums written and earned, although this effect may be mitigated (or enhanced) by differences in the average premium rate between the two periods as well as by premium that is ceded. Also, cancellations and NIW during a quarter will generally have a greater effect on premiums written and earned in subsequent quarters than in the quarter in which these events occur.

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

     Joint venture income principally consists of the aggregate results of the Company’s investment in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). As used in this report and elsewhere in the Company’s filings with the SEC, the term “Company” means the Company and its consolidated subsidiaries; the Company’s joint ventures are not subsidiaries of the Company.

     2004 Third Quarter Results

     The Company’s results of operations in the third quarter of 2004 were principally affected by:

•	Losses incurred

     Losses incurred for the third quarter of 2004 decreased compared to the same period in 2003 primarily due to a lower growth rate of the delinquency inventory, offset by increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims.

•	Premiums written and earned

     During the third quarter of 2004, the Company’s written and earned premiums were lower than in the third quarter of 2003 due to a decline in the average insurance in force, as well as a decrease in NIW through the flow and bulk channels.

•	Investment income

     During the third quarter of 2004, investment income was higher than in the third quarter of 2003 due to an increase in the portfolio, offset by a slight decline in the pre-tax yield.

•	Underwriting and other expenses

     Underwriting and other expenses decreased in the third quarter of 2004 compared to the same period in 2003 primarily as a result of decreases in expenses related to contract underwriting activity.

•	Income from joint ventures

     Income from joint ventures increased in the third quarter of 2004 compared to the same period in 2003 due to higher income from each of Sherman and C-BASS.

     The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF CONSOLIDATED OPERATIONS

NIW

     The amount of MGIC’s NIW (this term is defined in the “Overview-Business and General Environment” section) during the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		($ billions)
Flow NIW	$12.0	$20.7	$36.1	$56.9
Bulk NIW	6.0	7.3	11.0	20.6

Total NIW	$18.0	$28.0	$47.1	$77.5

Refinance volume as a % of primary flow NIW	23%	48%	30%	50%

     The decrease in NIW on a flow basis was primarily the result of a decrease in refinance volume. Refinance volume in turn is driven by changes in interest rates as discussed with respect to cancellations below. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below. The Company expects total NIW for the last quarter of 2004 to be lower than for the comparable period in 2003. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

Cancellations and insurance in force

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		($ billions)
NIW	$18.0	$28.0	$47.1	$77.5
Cancellations	(18.6)	(30.6)	(56.9)	(83.5)

Change in primary insurance in force	$(0.6)	$(2.6)	$(9.8)	$(6.0)

     Direct primary insurance in force was $179.8 billion at September 30, 2004 compared to $189.6 billion at December 31, 2003 and $191.0 billion at September 30, 2003.

     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) of 59.4% at September 30, 2004 increased from 47.1% at December 31, 2003 and 44.9% at September 30, 2003. The Company expects modest improvement in the persistency rate in the fourth quarter of 2004, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late October 2004. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

Bulk transactions

     The Company’s writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. The Company’s writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. Competition from such an execution in turn depends on, among other factors, the yield at which investors are willing to purchase tranches of the securitization that involve a higher degree of credit risk compared to the yield for tranches involving the lowest credit risk (the difference in such yields is referred to as the spread) and the amount of credit for losses that a rating agency will give to mortgage insurance, which may be affected by the agency’s view of the outlook for the insurer’s claims-paying ability. As the spread narrows, competition from an execution in which the subordinate tranches bear the first loss increases. The competitiveness of the mortgage insurance execution in the bulk channel may also be impacted by changes in the Company’s view of the risk of the business, which is affected by the historical performance of previously insured pools and the Company’s expectations for regional and local real estate values. As a result of the sensitivities discussed above, bulk volume can vary materially from period to period.

     NIW for bulk transactions decreased from $7.3 billion during the third quarter of 2003 to $6.0 billion in the third quarter of 2004. NIW for bulk transactions was $2.1 billion and $2.9 billion during the first and second quarters of 2004. The spread, referred to above, was narrower in the third quarter of 2004 compared to the third quarter of 2003 and, along with continued competition from other mortgage insurers, adversely affected the competitiveness of the mortgage insurance execution during the 2004 period compared to the 2003 period. The competitiveness of the Company’s bulk offering was enhanced during the third quarter of 2004 by, among other things, changes in MGIC’s expectations for losses on certain types of loans to reflect better than expected historical performance of such loan types. As it has in past quarters, the Company priced the bulk business written in the third quarter of 2004 to generate acceptable returns; there can be no assurance, however, that the assumptions underlying the premium rates will achieve this objective.

Pool insurance

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended September 30, 2004 and 2003 was $55 million and $204 million, respectively. The Company’s direct pool risk in force was $3.0 billion, $2.9 billion and $2.8 billion at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. These risk amounts are contractual aggregate loss limits and for contracts without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. At September 30, 2004 and 2003, there was $4.8 billion and $4.0 billion, respectively, of risk without such limits for which risk in force was calculated on this basis at $395 million and $288 million, respectively. During the three months ended September 30, 2004 and 2003, new risk written calculated on this basis was $16 million and $47 million, respectively.

     New pool risk written during the nine months ended September 30, 2004 and 2003 was $153 million and $689 million, respectively. These risk amounts are contractual aggregate loss limits and for contracts without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. During the nine months ended September 30, 2004 and 2003, new risk written calculated on this basis was $42 million and $127 million, respectively.

Net premiums written and earned

     Net premiums written and earned during the third quarter and the first nine months of 2004 decreased due to a decline in the average insurance in force, as well as a decrease in new insurance written through the flow and bulk channels, when compared to the 2003 periods. The Company expects the average insurance in force during the fourth quarter of 2004 will be lower than during the fourth quarter of 2003. As a result, the Company anticipates that net premiums written and earned in the fourth quarter of 2004 will decline compared to the fourth quarter of 2003. The Company is not undertaking any obligation to provide an update of these expectations should they subsequently change.

Risk sharing arrangements

     For the quarter ended June 30, 2004, approximately 53.2% of the Company’s new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 53.4% for the quarter ended September 30, 2003. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.

Investment income

     Investment income for the third quarter of 2004 increased due to an increase in the amortized cost of average invested assets to $5.3 billion for the third quarter of 2004 from $4.8 billion for the third quarter of 2003, offset by a slight decrease in the average investment yield. The portfolio’s average pre-tax investment yield was 4.2% at September 30, 2004 and 4.3% at September 30, 2003. The portfolio’s average after-tax investment yield was 3.7% at September 30, 2004 and 2003. The Company’s net realized losses in the third quarter of 2004 resulted primarily from other than temporary impairments of securities, compared to net realized gains in the third quarter of 2003 from the sale of fixed maturities. As discussed in Note 1 – New Accounting Standards, the impact of the final issuance of proposed FSP EITF 03-1-a cannot be determined at this time. Under the proposed guidance, it may be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under the existing accounting standard.

     Investment income for the first nine months of 2004 increased due to an increase in the amortized cost of average invested assets to $5.2 billion for the first nine months of 2004 from $4.7 billion for the first nine months of 2003, offset by a decrease in the average investment yield. The Company’s net realized gains for the nine months ended September 30, 2004 and 2003 resulted primarily from the sale of fixed maturities.

Other revenue

     The decrease in other revenue is primarily the result of decreased revenue from contract underwriting due to a lower level of mortgage origination activity during the third quarter of 2004 and the first nine months of 2004 compared to the same periods in 2003.

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

     Net losses incurred decreased in the third quarter of 2004 compared to the same period of 2003 due to a lower growth rate of the delinquency inventory, offset by increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims. The average primary claim paid for the three months ended September 30, 2004 was $24,606 compared to $22,450 for the same period in 2003.

     Net losses incurred decreased in the first nine months of 2004 compared to the same period of 2003 due to a decrease in the number of delinquencies compared to the prior period increase in delinquencies, offset by increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims. The average primary claim paid for the nine months ended September 30, 2004 was $24,154 compared to $22,648 for the same period in 2003.

     Information about the composition of the primary insurance default inventory at September 30, 2004, December 31, 2003 and September 30, 2003 appears in the table below.

	September 30,	December 31,	September 30,
	2004	2003	2003
Total loans delinquent	83,940	86,372	85,039
Percentage of loans delinquent (default rate)	5.80%	5.57%	5.41%
Flow loans delinquent	43,496	45,259	44,417
Percentage of flow loans delinquent (default rate)	3.80%	3.76%	3.67%
Bulk loans delinquent	40,444	41,113	40,322
Percentage of bulk loans delinquent (default rate)	13.40%	11.80%	11.41%
A-minus and subprime credit loans delinquent*	35,135	34,525	33,583
Percentage of A-minus and subprime credit loans delinquent (default rate)	15.75%	14.14%	13.73%

*A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.

     The pool notice inventory decreased from 28,135 at December 31, 2003 to 25,881 at September 30, 2004; the pool notice inventory was 27,792 at September 30, 2003.

     Information about net losses paid in 2004 and 2003 appears in the table below.

	Three months ended		Nine Months Ended
	September 30,		September 30,
Net paid claims ($ millions)	2004	2003	2004	2003
Flow	$70	$55	$204	$139
Bulk	56	46	164	111
Second mortgage	3	8	12	22
Pool and other	15	15	46	38

	$144	$124	$426	$310

     The Company has not written any new second mortgage risk for loans closing after 2001.

     As of September 30, 2004, 80% of the Company’s primary insurance in force was written subsequent to December 31, 2001. On the Company’s flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). The Company expects the period of highest claims frequency on bulk loans will occur earlier than in the historical pattern on the Company’s flow business.

Underwriting and other expenses

     Among other items, the decrease in underwriting and other expenses for the three and nine month periods ended September 30, 2004 is attributable to decreases in expenses related to contract underwriting activity when compared to the same periods in 2003.

Consolidated ratios

Consolidated Insurance Operations:

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Loss ratio	52.4%	63.7%	51.6%	52.7%
Expense ratio	14.7%	14.0%	14.5%	14.4%

Combined ratio	67.1%	77.7%	66.1%	67.1%

Income taxes

     The effective tax rate was 26.5% in the third quarter of 2004, compared to 23.0% in the third quarter of 2003 and 27.3% in the first nine months of 2004, compared to 26.1% in the first nine months of 2003. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax preferenced investments. Tax preferenced investments of the Company include tax-exempt municipal bonds, interests in mortgage related securities with flow through characteristics and investments in real estate ventures which generate low income housing credits. The higher effective tax rate in 2004 was principally due to less benefits being recognized from these investments.

Joint ventures

     The Company’s equity in the earnings from the C-BASS and Sherman joint ventures with Radian Group Inc. and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on the Company’s consolidated statement of operations. The increase in income from joint ventures from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 is primarily the result of increased equity earnings from each of Sherman and C-BASS.

C-BASS

Summary Balance Sheet:

	September 30,	December 31,
	2004	2003
	($ millions)
Total Assets	$4,466	$3,182
Total Liabilities	3,910	2,711
Debt*	2,284	2,176
Owners’ Equity	556	471

*Most of which is scheduled to mature within one year or less.

     Included in total assets and total liabilities at September 30, 2004 and December 31, 2003 are approximately $1,118 million and $305 million, respectively of assets and the same amount of liabilities from securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above.

Summary Income Statement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		($ millions)
Revenues*	$105.1	$79.0	$354.2	$256.5
Expenses	65.8	52.3	196.5	162.1

Income before tax	$39.3	$26.7	$157.7	$94.4

Company’s share of pretax income	$18.0	$12.3	$73.7	$43.3

*Of which more than 50% represented servicing revenues, net interest income and money management fees.

     The increased contribution from C-BASS was primarily due to an increase in gains on sales and liquidation to third parties of securities and mortgage loans, higher unrealized gains and mark to market from calls of securitizations and CBO issuance by C-BASS and higher net interest income. The Company’s investment in C-BASS on an equity basis at September 30, 2004 was $261.5 million. The Company received $32.5 million in distributions from C-BASS during the first three quarters of 2004. The Company does not anticipate that C-BASS’s income before tax in the fourth quarter of 2004 will exceed its income before tax of $39 million in the third quarter of 2004. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

Sherman

Summary Balance Sheet:

	September 30,	December 31,
	2004	2003
	($ millions)
Total Assets	$444	$500
Total Liabilities	267	341
Debt	169	277
Members’ Equity	177	159

Summary Income Statement:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		($ millions)
Revenues, net of amortization	$129.7	$80.9	$353.3	$193.2
Expenses	67.5	64.4	217.1	147.3

Income before tax	$62.2	$16.5	$136.2	$45.9

Company’s share of pretax income	$25.8	$6.9	$56.6	$19.1

     The increased contribution from Sherman was primarily due to increased net revenue from portfolios owned during the 2003 and 2004 periods attributable to continuing collections and lower amortization on those portfolios, and from higher collections due to growth in the amount of receivables portfolios owned by Sherman.

The Company’s investment in Sherman on an equity basis at September 30, 2004 was $71.2 million, up $7.5 million from December 31, 2003. The Company received $49.8 million in distributions from Sherman during the first three quarters of 2004.

     The Company anticipates that Sherman’s income before tax in the fourth quarter of 2004 will exceed its income before tax of $25.0 million in the fourth quarter of 2003; however, the increase is not expected to be at the level of the third quarter 2004 increase over the third quarter 2003. The Company is not undertaking any obligation to provide an update of this expectation should it subsequently change.

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

Financial Condition

     As of September 30, 2004, 77% of the investment portfolio was invested in tax-preferenced securities. In addition, at September 30, 2004, based on book value, the Company’s fixed income securities were approximately 99% invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     At September 30, 2004, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2004, the effective duration of the Company’s fixed income investment portfolio was 5.5 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.5% change in the market value of the Company’s fixed income portfolio.

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

     The Company has a $285 million commercial paper program, which is rated ‘A-1’ by Standard & Poor’s Rating Services and ‘P-1’ by Moody’s Investors Service. At September 30, 2004 and 2003, the Company had $100.0 million and $105.0 million in commercial paper outstanding with a weighted average interest rate of 1.83% and 1.15%, respectively.

     The Company had a $285 million credit facility available at September 30, 2004 expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and policyholders position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2004, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $185.0 million at September 30, 2004.

     The Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at September 30, 2004 and 2003. At September 30, 2004 and 2003, the market value of the outstanding debt was $626.9 million and $648.2 million, respectively.

     In May 2002, a swap designated as a cash flow hedge was amended to coincide with the credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at September 30, 2004 and 2003 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     Expense on the interest rate swaps for the nine months ended September 30, 2004 and 2003 of approximately $2.7 million and $2.5 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of previously held interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. For the remainder of 2004 MGIC can pay up to $44 million in dividends without the approval of the Office of the Commissioner of Insurance of the State of Wisconsin.

     During the nine months ended September 30, 2004, the Company repurchased 1.4 million shares of Common Stock under publicly announced programs at a cost of $95.7 million. At September 30, 2004, the Company had authority covering the purchase of an additional 6.2 million shares under these programs. For additional information regarding stock repurchases, see Item 2(c) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through September 30, 2004, the Company has repurchased 25.1 million shares under publicly announced programs at a cost of $1.3 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2004, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $53.9 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through September 30, 2004, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     The Company’s consolidated risk-to-capital ratio was 8.2:1 at September 30, 2004 compared to 9.4:1 at December 31, 2003. The decrease was due to an increase in capital and a decrease in risk in force during the first nine months of 2004.

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

Risk Factors

     The Company’s revenues and losses could be affected by the risk factors discussed below, which are an integral part of Management’s Discussion and Analysis. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as the Company “believes”, “anticipates” or “expects”, or words of similar import, are forward looking statements. The Company is not undertaking any obligation to update any forward looking statements it may make.

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

     Approximately 8% of the Company’s risk in force written through the flow channel, and more than half of the Company’s risk in force written through the bulk channel, consists of ARMs. The Company believes that during a prolonged period of rising interest rates, claims on ARMs would be substantially higher than for fixed rate loans, although the performance of ARMs has not been tested in such an environment. In addition, the Company believes the volume of “interest-only” loans has recently increased. Because interest-only loans are a relatively recent development, the Company has no data on their historical performance. The Company believes claim rates on certain interest-only loans will be substantially higher than on comparable loans requiring amortization. Interest-only loans may also be ARMs.

     The performance of the servicing function on a mortgage loan, particularly a subprime loan, can affect the likelihood that the loan will default as well as the loss resulting from a default. The Company believes Select Portfolio Servicing (“Select”) f/k/a Fairbanks Capital Corp. is the servicer of approximately 1.1% of the loans insured by the Company and approximately 5.2% of the loans insured by the Company written through the bulk channel (a substantial number of which are subprime). In 2003, the servicer ratings assigned to Select by Moody’s and S&P were downgraded to “below average” due in part to concerns expressed by those rating agencies about Select’s regulatory compliance and operational controls. In the second quarter of 2004, these rating agencies raised Select’s service ratings to “average.”

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

     If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that the Company’s policies remain in force could decline and result in declines in our revenue.

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

     During the 1990s, the Company’s year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At September 30, 2004 persistency was at 59.4%, compared to the record low of 44.9% at September 30, 2003. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, the Company does not expect persistency will approach its December 31, 1990 level.

     If the volume of low down payment home mortgage originations declines, the amount of insurance that the Company writes could decline which would reduce the Company’s revenues.

     The factors that affect the volume of low-down-payment mortgage originations include:

•	the level of home mortgage interest rates,

•	the health of the domestic economy as well as conditions in regional and local economies, housing affordability,

•	population trends, including the rate of household formation,

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have loan-to-value ratios that require private mortgage insurance, and

•	government housing policy encouraging loans to first-time homebuyers.

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

     The amount of insurance the Company writes could be adversely affected if lenders and investors select alternatives to private mortgage insurance.

     These alternatives to private mortgage insurance include:

•	lenders structuring mortgage originations to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio,

•	investors holding mortgages in portfolio and self-insuring,

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, and

•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration.

     While no data is publicly available, the Company believes that 80-10-10 loans and related products are a significant percentage of mortgage originations in which borrowers make down payments of less than 20% and that their use, which the Company believes is primarily by borrowers with higher credit scores, continues to increase.

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

     In March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. The action alleges that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action seeks statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleges that the failure to give notice to borrowers in Florida in the circumstances alleged is a violation of Florida’s Unfair and Deceptive Acts and Practices Act and seeks declaratory and injunctive relief for such violation. In December 2003, the Court denied MGIC’s motion seeking dismissal of the portion of the case covering damages under FCRA but dismissed the remainder of the case. In June 2004, the Court denied the plaintiffs motion to certify the class. There can be no assurance that the outcome of the litigation will not materially affect the Company’s financial position or results of operations. Similar actions are pending against six other mortgage insurers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2004, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet investment grade credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2004, the effective duration of the Company’s fixed income investment portfolio was 5.5 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.5% change in the market value of the Company’s fixed income investment portfolio.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Repurchase of common stock:

Information about shares of Common Stock repurchased during the third quarter of 2004 appears in the table below.

					(d)
				(c)	Maximum
				Total Number of	Number of
				Shares	Shares that May
				Purchased as	Yet Be
	(a)			Part of Publicly	Purchased
	Total Number of		(b)	Announced	Under the Plans
	Shares		Average Price	Plans or	or Programs
Period	Purchased		Paid per Share	Programs	(A)
July 1, 2004 through July 31, 2004	122,416	(B)	$71.58	107,600	6,824,600
August 1, 2004 through August 31, 2004	307,700		$68.25	307,700	6,516,900
September 1, 2004 through September 30, 2004	266,800		$65.34	266,800	6,250,100

Total	696,916	(B)	$67.72	682,100	6,250,100

(A)	On October 24, 2002 the Company announced that its Board of Directors authorized the repurchase of up to five million shares of the Company’s Common Stock in the open market or in private transactions. On May 8, 2003 the Company announced that its Board authorized the repurchase of an additional five million shares in the open market or in private transactions.

(B)	14,816 of the shares purchased in July 2004 were purchased as part of stock option exercises by Company employees.

ITEM 5. OTHER INFORMATION

(a)	The Company’s Bylaws were amended by the Company’s Board of Directors on July 29, 2004 to change the previous 60-day period in Section 8.03(a) to 120 days. The amended Bylaws are filed as Exhibit 3.

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2004.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer

J. Michael Lauer
Executive Vice President and
Chief Financial Officer

\s\ Joseph J. Komanecki

Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

(Part II, Item 6)

Exhibit
Number	Description of Exhibit
3	Amended and Restated Bylaws

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”).