Form 10-K
period 2004-12-31
MGIC INVESTMENT CORP
filed 2005-03-16
CIK 876437

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number   1-10816

MGIC INVESTMENT CORPORATION

(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

MGIC PLAZA, 250 EAST KILBOURN AVENUE,
MILWAUKEE, WISCONSIN	53202
(Address of principal executive	(Zip Code)
offices)

(414) 347-6480
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Common Stock, Par Value $1 Per Share
Common Share Purchase Rights
Name of Each Exchange on Which
Registered:	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class:	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004: $7.4 billion*

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 15, 2005: 95,463,848

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*

Proxy Statement for the 2005 Annual
Meeting of Shareholders	Items 10 through 14 of Part III

*	In each case, to the extent provided in the Items listed

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Part I

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

     The Company also has ownership interests in less than majority-owned joint ventures, principally Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). C-BASS is principally engaged in the business of investing in the credit risk of credit sensitive single-family residential mortgages. Sherman is principally engaged in the business of purchasing and servicing delinquent consumer assets. As used in this Annual Report on Form 10-K and elsewhere in the Company’s filings with the SEC, the term “Company” means the Company and its consolidated subsidiaries. The Company’s joint ventures are not consolidated with the Company for financial reporting purposes and are not subsidiaries of the Company.

     The Company and its business may be materially affected by the risk factors applicable to the Company that are discussed in “Management’s Discussion and Analysis — Risk Factors” in Item 7 of this Annual Report on Form 10-K. C-BASS and Sherman and their respective businesses may be materially affected by the risk factors applicable to them discussed in Item 7. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make.

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

     Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New insurance written on a flow basis was $47.1 billion in 2004 compared to $71.1 billion in 2003 and $70.0 billion in 2002. New insurance written for bulk transactions was $15.8 billion during 2004 compared to $25.7 billion for 2003 and $22.5 billion for 2002.

     The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in MGIC’s records) and primary risk in force (the coverage percentage applied to the unpaid principal balance), for insurance that has been written by MGIC (the “MGIC Book”) as of the dates indicated:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by

Primary Insurance and Risk In Force

	December 31,
	2004	2003	2002	2001	2000
		(In millions)
Direct Primary Insurance In Force	$177,091	$189,632	$196,988	$183,904	$160,192

Direct Primary Risk In Force	$45,981	$48,658	$49,231	$45,243	$39,175

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

     The percentage of primary risk written with respect to loans representing refinances was 37.4% in 2004 compared to 48.7% in 2003, 43.8% in 2002, 43.7% in 2001 and 18% in 2000. When a borrower refinances an MGIC-insured mortgage loan by paying it off in full with the proceeds of a new mortgage that is also insured by MGIC, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of MGIC’s coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written.

     In addition to varying with the coverage percentage, MGIC’s premium rates vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account the LTV, the loan type (fixed payment versus non-fixed payment) and mortgage term and, for A- and subprime loans and certain other loans, the location of the borrower’s credit score within a range of credit scores. In general, A- loans have FICO scores between 575 and 619 and subprime loans have FICO credit scores of less than 575. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac and Company.

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

     During each of the last three years, the monthly premium plan represented more than 95% of MGIC’s new insurance written. The annual and single premium plans represented the remaining new insurance written.

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

     New pool risk written during 2004 was $208 million and was $862 million in 2003. New pool risk written during these years was comprised of risk associated with loans delivered to Freddie Mac and Fannie Mae (“agency pool insurance”), loans delivered to the Federal Home Loan Banks under their mortgage purchase programs and loans made under state housing finance programs. Direct pool risk in force at December 31, 2004 was $3.0 billion compared to $2.9 billion and $2.6 billion at December 31, 2003 and 2002, respectively. The risk amounts referred to above are contractual aggregate loss limits and, for the years ended December 31, 2004 and 2003, for $4.9 billion of risk without such limits, risk is calculated at $65 million and $192 million, respectively, for new risk written and $418 million and $353 million, respectively, for risk in force, representing the estimated amount that would credit enhance these loans to a ‘AA’ level based on a rating agency model.

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

     Risk Sharing Arrangements. MGIC participates in risk sharing arrangements with the GSEs and captive reinsurance arrangements with subsidiaries of certain mortgage lenders that reinsure a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. During the nine months ended September 30, 2004 and the year ended December 31, 2003, about 51% and 52%, respectively, of MGIC’s new insurance written on a flow basis was subject to risk sharing arrangements. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a quarter covered by such arrangements normally increases after the end of the quarter because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a quarter becoming part of such an arrangement in a subsequent quarter. Therefore, the percentage of new insurance written for 2004 covered by such arrangements is shown only for the nine months ended September 30, 2004.

     In a February 1, 1999 circular addressed to all mortgage insurers licensed in New York, the NYID said that it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law. Such guidelines, which were to ensure that the reinsurance constituted a legitimate transfer of risk and were fair and equitable to the parties, have not yet been issued. The complaint in the RESPA Litigation alleged that MGIC pays “inflated” captive reinsurance premiums in violation of RESPA. During the three years ended December 31, 2002, 2003 and 2004, MGIC ceded $83.7 million, $99.4 million and $101.7 million of written premium in captive reinsurance arrangements.

     External Reinsurance. At December 31, 2004, disregarding reinsurance under captive structures, less than 2% of MGIC’s insurance in force was externally reinsured. Reinsuring against possible loan losses does not discharge MGIC from liability to a policyholder; however, the reinsurer agrees to indemnify MGIC for the reinsurer’s share of losses incurred.

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

     In general, the loans insured by MGIC in bulk transactions consist of A- loans; subprime loans; cash out refinances that exceed the standard underwriting requirements of the GSEs; jumbo loans; and loans with reduced underwriting documentation. A- loans have FICO scores between 575 and 619 and subprime loans have FICO credit scores of less than 575. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. The conforming loan limit is subject to annual adjustment, and for mortgages covering a home with one dwelling unit is $359,650 for 2005 and was $333,700 in 2004 and $322,700 in

2003.

     Approximately 58% of MGIC’s bulk loan risk in force at December 31, 2004 had FICO credit scores of at least 620, compared to 55% at December 31, 2003. Approximately 28% of MGIC’s bulk loan risk in force at December 31, 2004 had A- FICO credit scores compared to 30% at December 31, 2003, and approximately 14% had subprime credit scores at December 31, 2004 compared to 15% at December 31, 2003. Most of the subprime loans insured by MGIC in 2004 were insured in bulk transactions. More than 30% of MGIC’s bulk loan risk in force at December 31, 2004 had LTV ratios of 80% and below, compared to more than 40% at December 31, 2003.

     New insurance written for bulk transactions was $15.8 billion during 2004 compared to $25.7 billion for 2003 and $22.5 billion for 2002. The Company’s writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. The Company’s writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. Competition from such an execution depends on, among other factors, the yield at which investors are willing to purchase tranches of the securitization with a higher degree of credit risk compared to the yield for tranches involving the lowest credit risk (the difference in such yields is referred to as the spread) and the amount of credit for losses that a rating agency will give to mortgage insurance, which may be affected by the agency’s view of the outlook for the insurer’s claims paying ability. As the spread declines, competition from an execution in which the subordinate tranches bear the first loss increases. As a result of the sensitivities discussed above, bulk volume can vary materially from period to period.

     Customers

     Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders have historically determined the placement of mortgage insurance written on flow basis and as a result are the customers of MGIC. To obtain primary insurance from MGIC written on flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy (“Master Policy”) from MGIC. MGIC had approximately 13,900 master policyholders at December 31, 2004 (not including policies issued to branches and affiliates of large lenders). In 2004, MGIC issued coverage on mortgage loans for approximately 4,000 of its master policyholders. MGIC’s top 10 customers generated 31.9% of its new insurance written on a flow basis in 2004, compared to 33.1% in 2003 and 39.5% in 2002.

     Sales and Marketing and Competition

     Sales and Marketing. MGIC sells its insurance products through its own employees, located throughout all regions of the United States and Puerto Rico.

     Competition. For flow business, MGIC and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration (“VA”). These agencies sponsor government-backed mortgage insurance programs, which during 2004 and 2003 accounted for approximately 35% of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. Loans insured by the FHA cannot exceed maximum principal amounts which are determined by a percentage of the conforming loan limit. For 2005, the maximum FHA loan amount for homes with one dwelling unit in “high cost” areas is as high as $312,896 and was as high as $290,319 in 2004. Loans insured by the VA do not have mandated maximum principal amounts but have maximum limits on the amount of the guaranty provided by the VA to the lender. For loans closed on or after December 10, 2004 the maximum VA guarantee is $89,912.

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

     The capital markets may also develop as competitors to private mortgage insurers. During 1998, a newly-organized off-shore company funded by the sale of notes to institutional investors provided reinsurance to Freddie Mac against default on a specified pool of mortgages owned by Freddie Mac. Recently, a competitor of MGIC engaged in two transactions in which it transferred portions of the risk that it had written in certain bulk transactions to institutional investors in similar reinsurance structures.

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

     The private mortgage insurance industry currently consists of eight active mortgage insurers and their affiliates; one of the eight is a joint venture in which another mortgage insurer is one of the joint venturers. The names of these mortgage insurers are listed in “Management’s Discussion and Analysis—Risk Factors” in Item 7 of this Annual Report on Form 10-K. According to Inside Mortgage Finance, a mortgage industry publication, which obtains its data from reports to it by MGIC and other mortgage insurers that are to be prepared on the same basis as the reports by insurers to the trade association for the private mortgage insurance industry, for 1995 and subsequent years, MGIC has been the largest private mortgage insurer based on new primary insurance written (with a market share of 23.5% in 2004, 21.9% in 2003 and 24.8% in 2002) and at December 31, 2004, MGIC also had the largest book of direct primary insurance in force. Effective with the third quarter of 2001, these reports do not include as “primary mortgage insurance” insurance on certain loans classified by MGIC as primary insurance, such as loans insured through bulk transactions that already had mortgage insurance placed on the loans at origination.

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

     As part of its contract underwriting services, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through December 31, 2004, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material to the Company. There can be no assurance that contract underwriting remedies will not be material in the future.

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

     MGIC believes that, excluding other factors, claim incidence increases for loans with lower FICO credit scores compared to loans with higher FICO credit scores; for loans with less than full underwriting documentation compared to loans with full underwriting documentation; for loans with higher LTV ratios compared to loans with lower LTV ratios; for ARMs during a prolonged period of rising interest rates compared to fixed rate loans in such a rate environment; for loans that permit the deferral of principal amortization compared to loans that require principal amortization with each monthly payment; for loans in which the original loan amount exceeds the conforming loan limit compared to loans below such limit; and for cash out refinance loans compared to rate and term refinance loans.

     There are also other types of loan characteristics relating to the individual loan or borrower which affect the risk potential for a loan. The presence of a number of higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to lower the risk.

     MGIC charges higher premium rates to reflect the increased risk of claim incidence that it perceives is associated with a loan, although not all higher risk characteristics are reflected in the premium rate. There can be no assurance that MGIC’s premium rates adequately reflect the increased risk, particularly in a period of economic recession.

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

     During the last three years, a substantial majority of the loans insured by MGIC through the flow channel were approved as a result of loan approvals by the automated underwriting services of the GSEs or though delegated underwriting programs, including those utilizing proprietary underwriting services. MGIC expects the portion of its flow business that is approved in this manner to continue to increase. The loan approval criteria of automated underwriting services are within the risk management discretion and control of the GSEs or the lender operating the service. As a result of accepting the loan approval decisions of these services, MGIC does not have the ability to control in advance the risk characteristics of such loans. MGIC’s risk management approach to such flow business has been to monitor periodically the credit quality of the loans it has recently insured in this manner. If as a result of such review MGIC perceives certain loans insured in this manner have an unacceptably higher risk of claim, MGIC can continue to insure loans with such characteristics that are thereafter submitted to it at A- rates. In addition, in the case of loans approved other than through the automated underwriting systems of the GSEs, MGIC can decline to continue to insure loans having such characteristics.

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

     Past Industry Losses; Defaults; and Claims

     Past Industry Losses. The private mortgage insurance industry experienced substantial losses in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed (particularly on pool insurance). These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (i) severe regional recessions and attendant declines in property values in the nation’s energy producing states; (ii) the development by lenders of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (iii) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.

     Defaults. The claim cycle on private mortgage insurance begins with the insurer’s receipt of notification of a default on an insured loan from the lender. MGIC defines a default as an insured loan with a mortgage payment that is 45 days or more past due. Lenders are required to notify MGIC of defaults within 130 days after the initial default, although most lenders do so earlier. The incidence of default is affected by a variety of factors, including the level of borrower income growth, unemployment, divorce and illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in a claim to MGIC. Defaults may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage.

     The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default (default rate) as of December 31, 2000-2004:

Default Statistics for the MGIC Book

	December 31,
	2004	2003	2002	2001	2000

PRIMARY INSURANCE
Insured loans in force	1,413,678	1,551,331	1,655,887	1,580,283	1,448,348
Loans in default	85,487	86,372	73,648	54,653	37,422
Percentage of loans in default (default rate)	6.05%	5.57%	4.45%	3.46%	2.58%
Flow loans in default	44,925	45,259	43,196	36,193	29,889
Percentage of flow loans in default (default rate)	3.99%	3.76%	3.19%	2.65%	2.19%
Bulk loans in force	288,587	348,521	301,859	214,917	83,513
Bulk loans in default	40,562	41,113	30,452	18,460	7,533
Percentage of bulk loans in default (default rate)	14.06%	11.80%	10.09%	8.59%	9.02%
A-minus and subprime loans in force(1)	217,306	244,175	201,195	134,888	64,086
A-minus and subprime loans in default(1)	35,824	34,525	25,504	15,649	6,126
Percentage of A-minus and subprime loans in default (default rate)	16.49%	14.14%	12.68%	11.60%	9.34%
POOL INSURANCE
Insured loans in force	790,935	1,035,696	1,208,157	1,351,266	1,360,059
Loans in default	25,500	28,135	26,676	23,623	18,209
Percentage of loans in default (default rate)	3.22%	2.72%	2.21%	1.75%	1.34%

     (1)A portion of A-minus and subprime loans is included in the data for flow loans and the remainder is included in the data for bulk loans. Most A-minus and subprime credit loans are written through the bulk channel.

     The default rate for flow loans has generally increased due to an increase in the risk profile of loans insured since 2000 and the continued maturation of MGIC’s insurance in force. The default rate for bulk loans reflects the higher default rate associated with such loans. The number of pool insurance loans in force peaked at December 31, 2000 as a result of agency pool insurance writings, and the number of pool insurance loans in default in subsequent years increased due to the aging of the loans in the pools.

     Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book’s primary loans in default by MGIC region at the dates indicated:

Default Rates for Primary Insurance By Region*

	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Dec. 31
	2004	2003	2002	2001	2000
MGIC REGION:
New England	3.43%	3.43%	2.91%	2.27%	1.84%
Northeast	6.15	5.65	4.74	3.90	3.15
Mid-Atlantic.	4.81	4.53	4.05	3.27	2.69
Southeast	6.33	6.02	4.87	3.65	2.72
Great Lakes	8.19	6.99	5.17	3.74	2.68
North Central	5.78	5.38	4.22	3.21	2.22
South Central	6.35	5.94	4.65	3.56	2.56
Plains	4.51	4.03	3.41	2.76	1.98
Pacific	3.92	4.21	3.73	3.38	2.63
National	6.05%	5.57%	4.45%	3.46%	2.58%

*	The default rate is affected by both the number of loans in default at any given date as well as the number of insured loans in force at such date.

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

     Under the terms of the Master Policy, the lender is required to file a claim for primary insurance with MGIC within 60 days after it has acquired good and marketable title to the underlying property through foreclosure. Depending on the applicable state foreclosure law, generally at least 12 months transpires from the date of default to payment of a claim on an uncured default.

     Within 60 days after the claim has been filed, MGIC has the option of either (i) paying the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property or (ii) paying 100% of the claim amount in exchange for the lender’s conveyance of good and marketable title to the property to MGIC. MGIC will then sell the property for its own account.

     Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fifth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future and due in part to the subprime component of loans insured in bulk transactions, MGIC expects that the peak claim period for bulk loans will occur earlier than for prime loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 2004, 82.0% of the MGIC Book primary insurance in force had been written during 2002 - 2004, although a portion of such insurance arose from the refinancing of earlier originations.

     In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and the coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $24,438 for 2004 as compared to $22,925 in 2003 and $20,115 in 2002.

     Loss Reserves

     A significant period of time may elapse between the occurrence of the borrower’s default on a mortgage payment (the event triggering a potential future claim payment by MGIC), the reporting of such default to MGIC and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to outstanding reported defaults (known as the default inventory), the Company, similar to other private mortgage insurers, establishes loss reserves, representing the estimated percentage of defaults which will ultimately result in a claim (known as the claim rate), and the estimated severity of the claims which will arise from the defaults included in the default inventory. In accordance with industry accounting practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

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

     For further information about loss reserves, see “Management’s Discussion and Analysis—Results of Operations—Losses” in Item 7 of this Annual Report on Form 10-K and Note 6 to the consolidated financial statements of the Company in Item 8 of this Annual Report on Form 10-K.

     Geographic Dispersion

     The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas (“MSAs”) for the MGIC Book at December 31, 2004:

Dispersion of Primary Risk in Force

Top 10 States

1. California	8.8%
2. Florida	8.1
3. Texas	6.7
4. Michigan	5.3
5. Illinois	5.0
6. Ohio	4.8
7. New York	3.9
8. Pennsylvania	3.9
9. Georgia	3.2
10. Arizona	2.8

Total	52.5%

Top 10 MSAs

1. Chicago	3.7%
2. Detroit	2.3
3. Atlanta	2.3
4. Los Angeles	2.2
5. Phoenix	2.0
6. Boston	1.9
7. Washington, D.C.	1.9
8. Houston	1.8
9. Riverside-San Bernardino	1.7
10. Minneapolis	1.7

Total	21.5%

     The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government’s definition of an MSA.

     Insurance in Force by Policy Year

     The following table sets forth for the MGIC Book the dispersion of MGIC’s primary insurance in force as of December 31, 2004, by year(s) of policy origination since MGIC began operations in 1985:

Primary Insurance In Force by Policy Year

	Primary
	Insurance in	Percent of
Policy Year	Force	Total
(In millions of dollars)
1985-1998	$11,041	6.2%
1999	3,698	2.1
2000	3,415	1.9
2001	13,747	7.8
2002	30,167	17.0
2003	60,056	33.9
2004	54,967	31.1

Total	$177,091	100.0%

     Risk Force and Product Characteristics of Risk in Force

     At December 31, 2004 and 2003, 93.8% and 94.4%, respectively, of MGIC’s risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of MGIC’s primary risk in force as of December 31, 2004, by year(s) of policy origination since MGIC began operations in 1985:

Primary Risk In Force by Policy Year

	Primary
	Risk in	Percent of
Policy Year	Force	Total
(In millions of dollars)
1985-1998	$2,635	5.7%
1999	908	2.0
2000	861	1.9
2001	3,497	7.6
2002	7,806	17.0
2003	15,559	33.8
2004	14,715	32.0

Total	$45,981	100.0%

The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.

Characteristics of Primary Risk in Force

	December 31,	December 31,
	2004	2003

Direct Risk in Force (In Millions):	$45,981	$48,658

LTV: (1)
100s	13.5%	10.0%
95s	32.4	32.7
90s(2)	45.7	45.9
80s	8.4	11.4

Total	100.0%	100.0%

Loan Type:
Fixed(3)	77.2%	77.3%
Adjustable rate mortgages (“ARMs”)(4).	22.8	22.7

Total	100.0%	100.0%

Original Insured Loan Amount(5):
Conforming loan limit and below	93.4%	93.9%
Non-conforming	6.6	6.1

Total	100.0%	100.0%

Mortgage Term:
15-years and under	4.3%	5.1%
Over 15 years	95.7	94.9

Total	100.0%	100.0%

Property Type:
Single-family(6)	93.6%	93.9%
Condominium	6.2	5.9
Other(7)	0.2	0.2

Total	100.0%	100.0%

Occupancy Status:
Primary residence	93.4%	94.1%
Second home	2.3	1.8
Non-owner occupied	4.3	4.1

Total	100.0%	100.0%

Documentation:
Alt-A(8)	11.7%	11.7%
Other	88.3	88.3

Total	100.0%	100.0%

FICO Score:
Prime (FICO 620 and above)	84.2%	82.4%
A Minus (FICO 575 – 619)	11.3	12.6
Subprime (FICO below 575)	4.5	5.0

Total	100.0%	100.0%

(1)	Loan-to-value represents the ratio (expressed as a percentage) of the dollar amount of the mortgage loan to the value of the property at the time the loan became insured. For purposes of the table, LTV ratios are classified as in excess of 95% (“100s”, a classification that includes 97% to 103% LTV loans); in excess of 90% LTV and up to 95% LTV (“95s”); in excess of 80% LTV and up to 90% LTV (“90s”); and equal to or less than 80% LTV (“80s”).

(2)	MGIC includes in its classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 2004 and 2003, 1.8% of the primary risk in force consisted of these types of loans.

(3)	Includes fixed rate mortgages with temporary buydowns (where in effect the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan), ARMs in which the initial interest rate is fixed for at least five years and balloon payment mortgages (a loan with a maturity, typically five to seven years, that is shorter than the loan’s amortization period).

(4)	Includes ARMs where payments adjust fully with interest rate adjustments. Also includes ARMs with negative amortization, which at December 31, 2004 and 2003, represented 0.8% and 0.6%, respectively, of primary risk in force. Does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2004 and 2003, ARMs with LTVs in excess of 90% represented 5.9% and 4.7%, respectively, of primary risk in force.

(5)	Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual upward adjustment and was $333,700 for 2004 and $322,700 for 2003. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(6)	Includes townhouse-style attached housing with fee simple ownership.

(7)	Includes cooperatives and manufactured homes deemed to be real estate.

(8)	Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2004 and 2003, Alt-A loans represented 6.9% and 6.7%, respectively, of risk in force written through the flow channel and 25.8% and 24.9%, respectively of risk in force written through the bulk channel.

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

     At December 31, 2004, the Company also owned approximately 46% of C-BASS and approximately 42% of Sherman, joint ventures with senior management of the joint ventures and Radian Group Inc. Effective January 1, 2003, the Company and Radian Group Inc. each sold 4 percentage points of their respective interest in Sherman to Sherman’s management for cash. For further information about C-BASS and Sherman (which are the principal joint ventures included in the “Income from joint ventures, net of tax” line in the Company’s Consolidated Statement of Operations), see “Management’s Discussion and Analysis—Results of Operations” in Item 7 of this Annual Report on Form 10-K and Note 8 to the consolidated financial statements of the Company in Item 8 of this Annual Report on Form 10-K.

     In 1997, the Company, through subsidiaries, began insuring second mortgages, including home equity loans. New insurance written on second mortgages in 2002, 2001 and 2000 was approximately $37.8 million, $1.3 billion and $1.1 billion, respectively. The Company discontinued writing new second mortgage risk for loans closing after December 31, 2001.

D. Investment Portfolio

     Policy and Strategy

     Approximately 79% of the Company’s long-term investment portfolio is managed by a subsidiary of The Northwestern Mutual Life Insurance Company, although the Company maintains overall control of investment policy and strategy. The Company maintains direct management of the remainder of its investment portfolio.

     The Company’s current policies emphasize preservation of capital, as well as total return. Therefore, the Company’s investment portfolio consists almost entirely of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity commensurate with its perceived business outlook and the expected timing, direction and degree of changes in interest rates. The Company’s investment policies in effect at December 31, 2004 limited investments in the securities of a single issuer (other than the U.S. government) and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. At that date, the maximum aggregate book value of the holdings of a single obligor or non-government money market mutual fund was:

U.S. Government securities	No limit
Pre-refunded municipals escrowed in Treasury Securities	No limit
U.S. Government Agencies (in total)*	10% of admitted assets
Securities rated “AA” or “AAA”	$60 million
Securities rated “Baa” or “A”	$25 million

* As used with respect to the Company’s investment portfolio, Government Agencies include Fannie Mae and Freddie Mac.

     At December 31, 2004, based on amortized cost, approximately 99.6% of the Company’s total fixed income investment portfolio was invested in securities rated ‘A’ or better, with 84.2% rated ‘AAA’ and 14.7% rated ‘AA,’ in each case by at least one nationally recognized securities rating organization.

     The Company’s investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     Investment Operations

     At December 31, 2004, the market value of the Company’s investment portfolio was approximately $5.6 billion. At December 31, 2004, municipal securities represented 81.2% of the market value of the total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 4.0%, 18.2%, 21.6% and 56.2%, respectively, of the total book value of the Company’s investment in debt securities. The Company’s net pre-tax investment income was $215.1 million for the year ended December 31, 2004. The Company’s after-tax yield for 2004 was 3.8%, which was comparable to the after-tax yield in 2003.

     The ten largest holdings of the Company at December 31, 2004 appear in the table below:

Market Value
(in thousands
of dollars)
1. San Joaquin Hills California	$70,989
2. Chicago, Illinois	51,549
3. New Jersey St. Transportation	48,017
4. Jefferson County Alabama Sewer	46,608
5. Chicago, Illinois Met Wtr Reclamation	43,422
6. State of Illinois Sales Tax	44,698
7. Ohio St. Wtr Dev. Auth	42,059
8. North Carolina Municipal Power	49,609
9. Metropolitan Trans Auth NY	41,745
10. University of Texas	40,826

$479,522

     Note: This table excludes U.S. Governments, Government Agencies and CMOs.

     The top ten sectors of the Company’s investment portfolio appear in the table below:

Market Value
(in millions of dollars)
1. Tax-free Municipal	$4,426.1
2. U.S. Treasuries	617.1
3. Asset Backed	218.9
4. Cash Equivalents	163.6
5. Taxable Municipal	98.7
6. Corporate	20.7
7. Foreign	16.4
8. Certified Capital Companies	8.2
9. Aff Hsg State Tax Credits	2.6
10. Preferred Stock	2.4

$5,574.7

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

     In general, such regulation relates, among other things, to licenses to transact business; policy forms; premium rates; insurable loans; annual and other reports on financial condition; the basis upon which assets and liabilities must be stated; requirements regarding contingency reserves equal to 50% of premiums earned; minimum capital levels and adequacy ratios; reinsurance requirements; limitations on the types of investment instruments which may be held in an investment portfolio; the size of risks and limits on coverage of individual risks which may be insured; deposits of securities; limits on dividends payable; and claims handling. Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a discussion of a February 1, 1999 circular letter from the NYID and a January 31, 2000 letter from the Illinois Department of Insurance, see “The MGIC Book—Types of Product—Pool Insurance, —Risk Sharing Arrangements.” For a description of limits on dividends payable, see “Management’s Discussion and Analysis—Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K and Note 11 to the consolidated financial statements of the Company in Item 8 of this Annual Report on Form 10-K.

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

     Subject to certain exceptions, in general, RESPA prohibits any person from giving or receiving any “thing of value” pursuant to an agreement or understanding to refer settlement services. See “Management’s Discussion and Analysis — Risk Factors — The mortgage insurance industry is subject to litigation risk.”

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

     There can be no assurance that other federal laws and regulations affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry. In this regard, see the penultimate risk factor under “Management’s Discussion and Analysis — Risk Factors” in Item 7 of this Annual Report on Form 10-K.

F. Employees

     At December 31, 2004, the Company and its consolidated subsidiaries had approximately 1,200 full- and part-time employees, of whom approximately 36% were assigned to MGIC’s field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.

G. Website Access

     The Company makes available, free of charge, through its Internet website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with the SEC. The address of the Company’s website is www.mgic.com, and such reports and amendments are accessible through the “Investor” link at such address.

Item 2. Properties.

     At December 31, 2004, the Company leased office space in various cities throughout the United States under leases expiring between 2005 and 2009 and which required annual rentals of $3.3 million in 2004.

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

     In March 2003 an action against MGIC was filed in Federal District Court in Orlando, Florida seeking certification of a nationwide class of consumers who were required to pay for private mortgage insurance written by MGIC and whose loans were insured at less than MGIC’s “best available rate” based on credit scores obtained by MGIC. The action alleged that the Federal Fair Credit Reporting Act (“FCRA”) requires a notice to borrowers of such “adverse action” and that MGIC has violated FCRA by failing to give such notice. The action sought statutory damages (which in the case of willful violations, in addition to punitive damages, may be awarded in an amount of $100 to $1,000 per class member) and/or actual damages of the persons in the class, and attorneys fees, as well as declaratory and injunctive relief. The action also alleged that the failure to give notice to borrowers in Florida in the circumstances alleged was a violation of Florida’s Unfair and Deceptive Acts and Practices Act and sought declaratory and injunctive relief for such violation. Similar actions were commenced against six other mortgage insurers.

     In December 2003, the Court denied MGIC’s motion seeking dismissal of the portion of the case covering damages under FCRA but dismissed the remainder of the case. In June 2004, the

Court denied the plaintiffs motion to certify the class. In December 2004, MGIC settled the named plaintiffs claims and their action was dismissed with prejudice. There can be no assurance that MGIC will not be subject to further litigation under FCRA.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Executive Officers

     Certain information with respect to the Company’s executive officers as of March 1, 2005 is set forth below:

Name and Age	Title
Curt S. Culver, 52	Chairman of the Board, President and Chief Executive Officer of the Company and MGIC; Director of the Company and MGIC

J. Michael Lauer, 60	Executive Vice President and Chief Financial Officer of the Company and MGIC

Patrick Sinks, 48	Executive Vice President–Field Operations of MGIC

Lawrence J. Pierzchalski, 52	Executive Vice President– Risk Management of MGIC

James A. Karpowicz, 57	Senior Vice President–Chief Investment Officer and Treasurer of the Company and MGIC

Jeffrey H. Lane, 55	Senior Vice President, General Counsel and Secretary of the Company and MGIC

Michael G. Meade, 55	Senior Vice President–Information Services and Chief Information Officer of MGIC

     Mr. Culver has served as President of the Company since January 1999, as Chief Executive Officer since January 2000 and as Chairman of the Board since January 2005. He has been President of MGIC since May 1996 and was Chief Operating Officer of MGIC from May 1996 until he became Chief Executive Officer in January 1999. Mr. Culver has been a senior officer of MGIC since 1988 having responsibility at various times during his career with MGIC for field operations, marketing and corporate development. From March 1985 to 1988, he held various management positions with MGIC in the areas of marketing and sales.

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

     Mr. Karpowicz has served as Senior Vice President–Chief Investment Officer and Treasurer of the Company and MGIC since January, 2005 and has been Treasurer since 1998. From 1986 to January, 2005, he held various positions within MGIC’s investment operations organization, the last of which was Vice President.

     Mr. Lane has served as Senior Vice President, General Counsel and Secretary of the Company and MGIC since August 1996. For more than five years prior to his joining the Company, Mr. Lane was a partner of Foley & Lardner, a law firm headquartered in Milwaukee, Wisconsin.

     Mr. Meade has served as Senior Vice President–Information Services and Chief Information Officer since February 1992. From 1985 to 1992 he held various positions within MGIC’s information services organization, the last of which was Vice President–Information Services.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     (a) The Company’s Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2003 and 2004 by calendar quarter the high and low sales prices of the Common Stock on the New York Stock Exchange Composite Tape.

	2003		2004
Quarter	High	Low	High	Low
First	$47.74	$35.30	$70.80	$56.20
Second	57.75	38.99	76.99	63.90
Third	58.77	46.08	78.95	62.42
Fourth	58.18	49.13	69.94	60.00

     In 2003 and 2004 the Company declared and paid the following cash dividends:

	2003	2004
Quarter
First	$.0250	$.0375
Second	.0250	.0375
Third	.0250	.0750
Fourth	.0375	.0750

	$.1125	$.2250

     The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. For a discussion of these restrictions, see the sixth paragraph under “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K and Note 11 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K, which are incorporated by reference.

     As of February 10, 2005, the number of shareholders of record was 160. In addition, the Company estimates there are approximately 200,000 beneficial owners of shares held by brokers and fiduciaries.

     Information regarding equity compensation plans is contained in Item 12 of this Annual Report on Form 10-K.

     (b) Not applicable.

     (c) Information about shares of Common Stock repurchased during the fourth quarter of 2004 appears in the table below.

			(c)	(d)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs (A)
October 1, 2004 through October 31, 2004	1,167,400	$63.25	1,167,400	5,082,700

November 1, 2004 through November 30, 2004	—	$—	—	5,082,700

December 1, 2004 through December 31, 2004	525,000	$67.48	525,000	4,557,700

Total	1,692,400	$64.57	1,692,400	4,557,700

(A)	On October 24, 2002 the Company announced that its Board of Directors authorized the repurchase of up to five million shares of the Company’s Common Stock in the open market or in private transactions. On May 8, 2003 the Company announced that its Board authorized the repurchase of an additional five million shares in the open market or in private transactions.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(In thousands of dollars, except per share data)
Summary of Operations
Revenues:
Net premiums written	$1,305,417	$1,364,631	$1,177,955	$1,036,353	$887,388

Net premiums earned	$1,329,428	$1,366,011	$1,182,098	$1,042,267	$890,091
Investment income, net	215,053	202,881	207,516	204,393	178,535
Realized investment gains, net	17,242	36,862	29,113	37,352	1,432
Other revenue	50,970	79,657	65,836	30,448	18,424

Total revenues	1,612,693	1,685,411	1,484,563	1,314,460	1,088,482

Losses and expenses:
Losses incurred, net	700,999	766,028	365,752	160,814	91,723
Underwriting and other expenses	278,786	302,473	265,633	234,494	201,058
Interest expense	41,131	41,113	36,776	30,623	28,759

Total losses and expenses	1,020,916	1,109,614	668,161	425,931	321,540

Income before tax and joint ventures	591,777	575,797	816,402	888,529	766,942
Provision for income tax	159,348	146,027	240,971	277,590	239,151
Income from joint ventures, net of tax	120,757	64,109	53,760	28,198	14,208

Net income	$553,186	$493,879	$629,191	$639,137	$541,999

Weighted average common shares outstanding (in thousands)	98,245	99,022	104,214	107,795	107,260

Diluted earnings per share	$5.63	$4.99	$6.04	$5.93	$5.05

Dividends per share	$.2250	$.1125	$.10	$.10	$.10

Balance sheet data
Total investments	$5,582,627	$5,205,161	$4,726,472	$4,069,447	$3,472,195
Total assets	6,380,691	5,917,387	5,300,303	4,567,012	3,857,781
Loss reserves	1,185,594	1,061,788	733,181	613,664	609,546
Short- and long-term debt	639,303	599,680	677,246	472,102	397,364
Shareholders’ equity	4,143,639	3,796,902	3,395,192	3,020,187	2,464,882
Book value per share	43.05	38.58	33.87	28.47	23.07

	Year Ended December 31,
	2004	2003	2002	2001	2000
New primary insurance written ($ millions)	$62,902	$96,803	$92,532	$86,122	$41,546
New primary risk written ($ millions)	16,792	25,209	23,403	21,038	10,353
New pool risk written ($ millions) (1)	208	862	674	412	345

Insurance in force (at year-end) ($ millions)
Direct primary insurance	177,091	189,632	196,988	183,904	160,192
Direct primary risk	45,981	48,658	49,231	45,243	39,175
Direct pool risk (1)	3,022	2,895	2,568	1,950	1,676

Primary loans in default ratios
Policies in force	1,413,678	1,551,331	1,655,887	1,580,283	1,448,348
Loans in default	85,487	86,372	73,648	54,653	37,422
Percentage of loans in default	6.05%	5.57%	4.45%	3.46%	2.58%
Percentage of loans in default — bulk	14.06%	11.80%	10.09%	8.59%	9.02%

Insurance operating ratios (GAAP)
Loss ratio	52.7%	56.1%	30.9%	15.4%	10.3%
Expense ratio (2)	14.6%	14.1%	14.8%	16.5%	16.4%

Combined ratio	67.3%	70.2%	45.7%	31.9%	26.7%

Risk-to-capital ratio (statutory)
MGIC	6.8:1	8.1:1	8.7:1	9.1:1	10.6:1

(1)	Represents contractual aggregate loss limits and, for the years ended December 31, 2004, 2003 and 2002, for $4.9 billion, $4.9 billion and $3.0 billion, respectively, of risk without such limits, risk is calculated at $65 million, $192 million and $147 million, respectively, for new risk written and $418 million, $353 million and $161 million, respectively, for risk in force, the estimated amount that would credit enhance these loans to a ‘AA’ level based on a rating agency model.

(2)	The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio (expressed as a percentage) is the ratio of the combined insurance operations underwriting expenses to net premiums written.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business and General Environment

     The Company, through its subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”), is the leading provider of private mortgage insurance in the United States to the home mortgage lending industry. The Company’s principal products are primary mortgage insurance and pool mortgage insurance. Primary mortgage insurance may be written through the flow market channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk market channel, in which portfolios of loans, are individually insured in single, bulk transactions.

The Company’s results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•	New insurance written, which increases the size of the in force book of insurance. New insurance written is the aggregate principal amount of the mortgages that are insured during a period and is referred to as “NIW”. NIW is affected by many factors, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from other mortgage insurers and alternatives to mortgage insurance, such as 80-10-10 loans.

•	Cancellations, which reduce the size of the in force book of insurance that generates premiums. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders and risk sharing arrangements with the GSEs.

     Premiums are generated by the insurance that is in force during all or a portion of the period. Hence, lower average insurance in force in one period compared to another is a factor that will reduce premiums written and earned, although this effect may be mitigated (or enhanced) by differences in the average premium rate between the two periods as well as by premium that is ceded. Also, NIW and cancellations during a period will generally have a greater effect on premiums written and earned in subsequent periods than in the period in which these events occur.

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

     The Company’s results of operations are also affected by income from joint ventures. Joint venture income principally consists of the aggregate results of the Company’s investment in two less than majority owned joint ventures, C-BASS and Sherman.

     C-BASS: C-BASS is primarily an investor in the credit risk of credit-sensitive single-family residential mortgages. It finances these activities through borrowings included on its balance sheet and by securitization activities generally conducted through off-balance sheet entities. C-BASS generally retains the first-loss and other subordinate securities created in the securitization. The loans owned by C-BASS and underlying C-BASS’s mortgage securities investments are serviced by Litton Loan Servicing, a subsidiary of C-BASS. Litton’s servicing operations primarily support C-BASS’s investment in credit risk, and investments made by funds managed or co-managed by C-BASS, rather than generating fees for servicing loans owned by third-parties.

     C-BASS’s consolidated results of operations are affected by:

•	Net interest income

Net interest income is principally a function of the size of C-BASS’s portfolio of whole loans and mortgage and other securities, and the spread between the interest income generated by these assets and the interest expense of funding them. Interest income from a particular security is recognized based on the expected yield for the security.

•	Gain on sale and liquidation

Gain on sale and liquidation results from sales of mortgage and other securities, and liquidation of mortgage loans. Securities may be sold in the normal course of business or because of the exercise of call rights by third parties. Mortgage loan liquidations result from loan payoffs, from foreclosure or from sales of real estate acquired through foreclosure.

•	Servicing revenue

Servicing revenue is a function of the unpaid principal balance of mortgage loans serviced and servicing fees and charges. The unpaid principal balance of mortgage loans serviced by Litton is affected by mortgages acquired by C-BASS because servicing on subprime and other mortgages acquired is generally transferred to Litton. Litton also services or special services loans in mortgage securities owned by funds managed or co-managed by C-BASS. Litton also may obtain servicing on loans in third party mortgage securities acquired by C-BASS or when the loans become delinquent by a specified number of payments (known as “special servicing”).

•	Gain on securitization

Gain on securitization is a function of the face amount of the collateral in the securitization and the margin realized in the securitization. This margin depends on the difference between the proceeds realized in the securitization and the purchase price paid by C-BASS for the collateral. The proceeds realized in a securitization include the value of securities created in the securitization that are retained by C-BASS.

•	Revenues from money management activities

These revenues include management fees from C-BASS issued collateralized bond obligations (“CBOs”), equity in earnings from C-BASS investments in investment funds managed or co-managed by C-BASS and management fees and incentive income from investment funds managed or co-managed by C-BASS.

•	Hedging gains and losses, net of mark-to-market and whole loan reserve changes

Hedging gains and losses primarily consist of changes in the value of derivative instruments (including interest rate swaps, interest rate caps and futures) and short positions, as well as realized gains and losses from the closing of hedging positions. C-BASS uses derivative instruments and short sales in a strategy to reduce the impact of changes in interest rates on the value of its mortgage loans and securities. Changes in value of derivative instruments are subject to current recognition because C-BASS does not account for the derivatives as “hedges” under FAS 133.

Mortgage and other securities are classified by C-BASS as trading securities and are carried at fair value, as estimated by C-BASS. Changes in fair value between period ends (a “mark-to-market”) are reflected in C-BASS’s statement of operations as unrealized gains or losses. Changes in fair value of mortgage and other securities may relate to changes in credit spreads or to changes in the level of interest rates or the slope of the yield curve. Mortgage loans are not marked-to-market and are carried at the lower of cost or fair value on a portfolio basis, as estimated by C-BASS.

During a period in which short-term interest rates decline, in general, C-BASS’s hedging positions will decline in value and the change in value, to the extent that the hedges related to whole loans, will be reflected in C-BASS’s earnings for the period as an unrealized loss. The related increase, if any, in the value of mortgage loans will not be reflected in earnings but, absent any countervailing factors, when mortgage loans owned during the period are securitized, the proceeds realized in the securitization should increase to reflect the increased value of the collateral.

     Sherman: Sherman is principally engaged in the business of purchasing and collecting for its own account delinquent consumer assets which are primarily unsecured. The borrowings used to finance these activities are included in Sherman’s balance sheet.

     Sherman’s consolidated results of operations are affected by:

•	Revenues from receivable portfolios

These revenues are the cash collections on such portfolios, and depend on the aggregate amount of receivables owned by Sherman, the type of receivable and the length of time that the receivable has been owned by Sherman.

•	Amortization of receivables portfolios

Amortization is the recovery of the cost to purchase the receivable portfolios. Amortization expense is a function of estimated collections from the portfolios over their estimated lives. If estimated collections cannot be reasonably predicated, cost is fully recovered before any net revenue (the difference between revenues from a receivable portfolio and that portfolio’s amortization) is recognized.

•	Costs of collection, which include servicing fees paid to third parties to collect receivables.

2004 Results

     The Company’s results of operations in 2004 were principally affected by:

•	Losses incurred

     In 2004, compared to 2003, losses incurred decreased primarily due to a decrease in the delinquency inventory compared to the prior period increase. This decrease in delinquency inventory was in part offset by increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims.

•	Premiums written and earned

     During 2004, the Company’s written and earned premiums were lower than in 2003 due to a decline in the average insurance in force, as well as a decrease in NIW through the flow and bulk channels.

•	Investment income

     During 2004, investment income was higher than in 2003 due to an increase in the average investment portfolio.

•	Underwriting and other expenses

     Underwriting and other expenses decreased in 2004, compared to 2003, primarily as a result of decreases in expenses related to contract underwriting activity.

•	Income from joint ventures

     Income from joint ventures increased in 2004, compared to 2003, due to higher income from each of Sherman and C-BASS which was driven by growth in their respective assets.

Results of Operations

     As discussed under “Risk Factors” below, actual results may differ materially from the results contemplated by forward looking statements. The Company is not undertaking any obligation to update any forward looking statements it may make in the following discussion or elsewhere in this document.

NIW

     The amount of MGIC’s NIW (this term is defined in the “Overview-Business and General Environment” section) during the years ended December 31, 2004, 2003 and 2002 was as follows:

	Year Ended
	December 31,
	2004	2003	2002
	($ billions)
Flow NIW	$47.1	$71.1	$70.0
Bulk NIW	15.8	25.7	22.5

Total NIW	$62.9	$96.8	$92.5

Refinance volume as a % of primary flow NIW	30%	47%	43%

     The decrease in NIW on a flow basis in 2004 was primarily the result of a decrease in refinance volume. Refinance volume in turn is driven by changes in interest rates as discussed with respect to cancellations below. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below. The Company expects NIW in 2005 to approximate NIW in 2004.

     The increase in NIW on a flow basis in 2003, compared to 2002, was related to the increase in refinance volume from 2002 to 2003.

Cancellations and insurance in force

     NIW and cancellations of primary insurance in force during the three years ended December 31, 2004, 2003 and 2002, and the direct primary insurance in force at the end of each of those years was as follows:

	Year Ended
	December 31,
	2004	2003	2002
	($ billions)
NIW	$62.9	$96.8	$92.5
Cancellations	(75.4)	(104.2)	(79.4)

Change in primary insurance in force	$(12.5)	$(7.4)	$13.1

As of December 31, Direct primary insurance in force	$177.1	$189.6	$197.0

     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) of 60.2% at December 31, 2004 increased from 47.1% at December 31, 2003 and 56.8% at December 31, 2002. The Company expects modest improvement in the persistency rate in 2005, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late February 2005.

     Cancellation activity increased in 2003, compared to 2002, principally due to the lower interest rate environment.

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

     The spread referred to above was narrower in 2004 compared to 2003 and, along with continued competition from other mortgage insurers, adversely affected the competitiveness of the mortgage insurance execution during the year. The competitiveness of the Company’s bulk offering was enhanced beginning in the third quarter of 2004 by, among other things, changes in MGIC’s expectations for losses on certain types of loans to reflect better than expected historical performance of such loan types. As it has in past years, the Company priced the bulk business written in 2004 to generate acceptable returns; there can be no assurance, however, that the assumptions underlying the premium rates will achieve this objective.

     NIW during 2003 for bulk transactions was higher than NIW during 2002 primarily due to the more favorable spread referred to above.

Pool insurance

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the years ended December 31, 2004, 2003 and 2002 was $208 million, $862 million and $674 million, respectively. The Company’s direct pool risk in force was $3.0 billion, $2.9 billion and $2.6 billion at December 31, 2004, 2003 and 2002, respectively. These risk amounts are contractual aggregate loss limits and for contracts without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. At December 31, 2004, 2003 and 2002, there was $4.9 billion, $4.9 billion and $3.0 billion, respectively, of risk without such limits for which risk in force was calculated on this basis at $418 million, $353 million and $161 million, respectively. During the years ended December 31, 2004, 2003 and 2002, new risk written calculated on this basis was $65 million, $192 million and $147 million, respectively.

Net premiums written and earned

     Net premiums written and earned during 2004 decreased, compared to 2003, due to a decline in the average insurance in force, as well as a decrease in new insurance written through the flow and bulk channels. The Company expects the average insurance in force during 2005 to be lower than during 2004. As a result, the Company anticipates that net premiums written and earned in 2005 will decline compared to 2004.

     Net premiums written and earned increased in 2003 compared to 2002 primarily as a result of a higher percentage of premiums on products with higher premium rates, principally on insurance written through the bulk channel.

Risk sharing arrangements

     Through the nine months ended September 30, 2004, approximately 50.8% of the Company’s new insurance written on a flow basis was subject to captive reinsurance arrangements with subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs (collectively, “risk sharing arrangements”) compared to 52.3% for the year ended December 31, 2003 and 53.8% for the year ended December 31, 2002. (New insurance written through the bulk channel is not subject to risk sharing arrangements.) The percentage of new insurance written during a period covered by risk sharing arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of a risk sharing arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by risk sharing arrangements is not shown for the current quarter. Premiums ceded in risk sharing arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured. During the three years ended December 31, 2002, 2003 and 2004, MGIC ceded $83.7 million, $99.4 million and $101.7 million of written premium in captive reinsurance arrangements.

Investment income

     Investment income for 2004 increased due to an increase in the amortized cost of average invested assets to $5.2 billion for 2004 from $4.7 billion for 2003. The portfolio’s average pre-tax investment yield was 4.3% at December 31, 2004 and 2003. The portfolio’s average after-tax investment yield was 3.8% at December 31, 2004 and 2003. The Company’s net realized gains in 2004 and 2003 resulted primarily from the sale of fixed maturities. As discussed in Note 2 “New Accounting Standards” to the Company’s consolidated financial statements, the impact of the final issuance of proposed FSP EITF 03-1-a cannot be determined at this time. Under the proposed guidance, it may be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under the existing accounting standard.

     Investment income in 2003 decreased compared to 2002 due to a decrease in the average investment yield, offset by an increase in the amortized cost of average invested assets to $4.7 billion for 2003 from $4.2 billion for 2002. At December 31, 2002, the portfolio’s average pre-tax investment yield was 4.7% and the portfolio’s after-tax investment yield was 4.2%. The Company’s net realized gains in 2002 resulted primarily from the sale of fixed maturities.

Other revenue

     The decrease in other revenue in 2004, compared to 2003, is primarily the result of decreased revenue from contract underwriting due to a lower level of mortgage origination activity during 2004 compared to 2003.

     The increase in other revenue in 2003, compared to 2002, is primarily the result of increased revenue from contract underwriting.

Losses

     As discussed in “Critical Accounting Policies” below, consistent with industry practice, loss reserves for future claims are established only for loans that are currently delinquent. (The terms

“delinquent” and “default” are used interchangeably by the Company and are defined as an insured loan with a mortgage payment that is 45 days or more past due.) Loss reserves are established by management’s estimating the number of loans in the Company’s inventory of delinquent loans that will not cure their delinquency (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that the Company will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that the Company will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets.

     In 2004, net losses incurred were $701 million, of which $714 million pertained to current year loss development and ($13) million pertained to prior years’ loss development. In 2003, net losses incurred were $766 million, of which $652 million pertained to current year loss development and $114 million pertained to prior years’ loss development.

     The amount of losses incurred pertaining to current year loss development represents the estimated amount to be ultimately paid on default notices received in the current year. Losses incurred pertaining to the current year increased in 2004, compared to 2003, primarily due to increases in the estimates regarding how many primary default notices will eventually result in a claim and how much will be paid on claims. These increases in estimates relate to current trends in the default inventory such as an increase in defaults in the Midwest, which experienced higher claim rates and claim severity in 2004, as well as an increase in defaults on the 2003 book of business which has higher loan exposures with expected higher average claim payments. These increases in estimates were partially offset by a decrease in the total number of default notices compared to the prior period increase in notices.

     The amount of losses incurred pertaining to prior year loss development represents actual claim payments that were higher or lower than what was estimated by the Company at the end of the prior year as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. This re-estimation is the result of management’s review of current trends in default inventory, such as defaults that have resulted in a claim, the amount of the claim, the change in relative level of defaults by geography and the change in average loan exposure. In 2004, the $13 million reduction in losses incurred pertaining to prior years was due primarily to more stable loss trends experienced during the year. In 2003, there were significant increases in the rate at which the defaults went to claim (claim rate) and significant increases in individual claim amounts (severity). Management believes these increases were attributable to such factors as an increase in defaults with higher risk characteristics, higher average loan amounts and deeper coverages. As a result of these trends, there was a $114 million increase, in 2003, in losses incurred pertaining to prior years.

     Subject to the level of delinquencies in 2005, the Company expects that incurred losses during full year 2005 will approximate the level of 2004.

     Losses incurred increased in 2003 compared to 2002. This increase was principally the result of a higher number of defaults (both bulk and flow) and increases in the estimates regarding how many defaults will eventually result in a claim and how much will be paid on claims.

     Information about the composition of the primary insurance default inventory at December 31, 2004, 2003 and 2002 appears in the table below.

	2004	2003	2002
Total loans delinquent	85,487	86,372	73,648
Percentage of loans delinquent (default rate)	6.05%	5.57%	4.45%

Flow loans delinquent	44,925	45,259	43,196
Percentage of flow loans delinquent (default rate)	3.99%	3.76%	3.19%

Bulk loans delinquent	40,562	41,113	30,452
Percentage of bulk loans delinquent (default rate)	14.06%	11.80%	10.09%

A-minus and subprime credit loans delinquent*	35,824	34,525	25,504
Percentage of A-minus and subprime credit loans delinquent (default rate)	16.49%	14.14%	12.68%

*A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.

     The average primary claim paid for 2004 was $24,438 compared to $22,925 in 2003 and $20,115 in 2002.

     The pool notice inventory decreased from 28,135 at December 31, 2003 to 25,500 at December 31, 2004; the pool notice inventory was 26,676 at December 31, 2002.

     Information about net losses paid in 2004, 2003 and 2002 appears in the table below.

	Year Ended
	December 31,
Net paid claims (In millions)	2004	2003	2002
Flow	$273	$194	$117
Bulk	227	160	65
Pool and other	77	80	59

	$577	$434	$241

     As of December 31, 2004, 82% of the Company’s primary insurance in force was written subsequent to December 31, 2001. On the Company’s flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). The Company expects the period of highest claims frequency on bulk loans will occur earlier than in the historical pattern on the Company’s flow business.

Underwriting and other expenses

     The decrease in underwriting and other expenses in 2004 is primarily attributable to decreases in expenses related to contract underwriting activity when compared to 2003.

     The increase in underwriting and other expenses in 2003, compared to 2002, was primarily attributable to increases in expenses related to insurance and contract underwriting activity.

Consolidated ratios

     The table below presents the Company’s consolidated loss, expense and combined ratios for the periods indicated.

	Year Ended
	December 31,
Consolidated Insurance Operations:	2004	2003	2002
Loss ratio	52.7%	56.1%	30.9%
Expense ratio	14.6%	14.1%	14.8%

Combined ratio	67.3%	70.2%	45.7%

     The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio (expressed as a percentage) is the ratio of underwriting expenses to net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Income taxes

     The effective tax rate was 26.9% in 2004, compared to 25.4% in 2003 and 29.5% in 2002. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax preferenced investments. Tax preferenced investments of the Company include tax-exempt municipal bonds, interests in mortgage related securities with flow through characteristics and investments in real estate ventures which generate low income housing credits. The higher effective tax rate in 2004 compared to 2003 was principally due to less benefits being recognized from these investments.

     The lower effective tax rate in 2003, compared to 2002, principally resulted from a higher percentage of total income before tax being generated from tax-preferenced investments.

Joint ventures

     The Company’s equity in the earnings from the C-BASS and Sherman joint ventures with Radian Group Inc. and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on the Company’s consolidated statement of operations. The increase in income from joint ventures in 2004, compared to 2003, as well as the increase in 2003, compared to 2002, is primarily the result of increased equity earnings from each of Sherman and C-BASS.

C-BASS

     C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive single-family residential mortgage assets and residential mortgage-backed securities. C-BASS principally invests in whole loans (including subprime loans) and mezzanine and subordinated residential mortgage-backed securities backed by non-conforming residential mortgage loans. C-BASS’s principal sources of revenues during the last three years were net interest income (including accretion on mortgage securities), servicing fees, money management fees from C-BASS CBOs and investment funds sponsored by C-BASS, and gains on securitization and liquidation of mortgage-related assets, offset by hedging losses. C-BASS’s quarterly results of operations may be affected by the timing of its securitization transactions.

     Virtually all of C-BASS’s assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS based on, among other things, valuations provided by financing counterparties. The ultimate value of these assets is the net present value of their future cash flows, which depends on, among other things, the level of losses on the mortgages or underlying collateral and prepayment activity by the mortgage borrowers or other persons obligated on the collateral. Fair value adjustments could impact C-BASS’s results of operations and the Company’s share of those results. In addition, there can be no assurance that C-BASS’s portfolio of mortgage loans and mortgage and other securities could be sold for their carrying values in C-BASS’s balance sheet, particularly if substantial portions of the portfolio were being sold.

     Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.

Summary Balance Sheets:

	December 31,
	2004	2003
	(In millions)
Total assets	$4,009	$3,182

Total liabilities	3,409	2,711

Debt*	2,648	2,176

Owners’ equity	600	471

*	Most of which is scheduled to mature in one year or less.

     Included in total assets and total liabilities at December 31, 2004 and 2003 are approximately $457 million and $331 million, respectively of assets and the same amount of liabilities from securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above.

Summary Income Statements:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Revenues	$479.1	$356.8	$311.5

Expenses	271.0	212.9	173.2

Income before tax	$208.1	$143.9	$138.3

Company’s share of pretax income	$97.9	$66.1	$63.5

     The increased contribution from C-BASS in 2004 compared to 2003 was primarily due to an increase in gains on sales and liquidation to third parties of securities and mortgage loans, higher net interest income, higher mark-to-market from calls by C-BASS of CBO securitizations and lower hedging losses. Gains on sale and liquidation to third parties increased principally due to calls of securities at par which had a book value below par. Higher net interest income was principally the result of a higher average portfolio of mortgage loans. Higher mark-to-market and lower hedging losses were reflective of changes in interest rates. The increased contribution from C-BASS in 2003 compared to 2002 was principally attributable to a higher average portfolio of mortgage loans.

     The Company’s investment in C-BASS on an equity basis at December 31, 2004 was $285.2 million. The Company received $32.5 million in distributions from C-BASS during 2004 versus $15.0 million during 2003.

     The Company does not anticipate that C-BASS’s income before tax in 2005 will exceed its income before tax in 2004. However, the first quarter of 2005 is expected to be stronger than the first quarter of 2004, assuming there is no significant decline in the level of short term interest rates during March 2005.

Sherman

     Sherman is principally engaged in the business of purchasing and servicing delinquent consumer assets such as charged-off credit card loans and Chapter 13 bankruptcy debt. A substantial portion of Sherman’s consolidated assets are investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman’s results of operations are sensitive to estimates by Sherman’s management of ultimate collections on these portfolios. Effective January 1, 2003, the Company sold four percentage points of its interest in Sherman to Sherman’s management for cash, reducing the Company’s interest in Sherman to 41.5%.

     Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.

Summary Balance Sheets:

	December 31,
	2004	2003
	(In millions)
Total assets	$484	$500
Total liabilities	245	341
Debt	143	277
Members’ equity	239	159

          In mid-January 2005, Sherman distributed $125 million to its owners, reducing members’equity on a pro forma basis for this distribution to $114 million. The Company’s investment in Sherman on an equity basis at December 31, 2004 was $97.0 million and on a pro forma basis for this distribution is $45.1 million. The Company received $49.8 million in distributions from Sherman during 2004 compared to $12.5 million during 2003.

          In March 2005, Sherman acquired the holding company for First National Bank of Marin for a payment of cash and subordinated notes. This acquisition materially increased Sherman’s consolidated assets as well as its debt and financial leverage. In 2004, the Bank was the 43rd largest credit card issuer in the United States, as measured by the amount of receivables generated. The Bank’s operations following the acquisition will consist of originating subprime credit cards.

Summary Income Statements:

	Year Ended December 31,
	2004	2003	2002
	(In millions)
Revenues, net of amortization	$524.9	$293.6	$156.3
Expenses	324.3	222.7	116.0

Income before tax	$200.6	$70.9	$40.3

Company’s share of pretax income	$83.3	$29.4	$18.3

     The increased contribution from Sherman during 2004 compared to 2003 and during 2003 compared to 2002 was primarily due to increased net revenue from receivable portfolios owned during the comparison periods attributable to continuing collections and lower amortization on those portfolios, and from higher collections due to growth in the amount of receivable portfolios owned by Sherman in sequential periods. The Company does not anticipate that Sherman’s income before tax in 2005 will exceed its income before tax in 2004. However, the first quarter of 2005 is expected to be materially stronger than the first quarter of 2004.

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

Financial Condition

     The Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at December 31, 2004 and 2003. The Company intends to refinance the $300 million of Senior Notes through the issuance of senior debt. In March 2005, the Company obtained a bank commitment for a credit facility of $300 million expiring on the earlier of 364 days after the closing of the facility or the repayment of the 7.5% Senior Notes. The Company intends to draw upon this facility to refinance these Senior Notes if they cannot otherwise be refinanced. At December 31, 2004 and 2003, the market value of the Company’s outstanding debt was $661.3 million and $644.3 million, respectively.

     See “Results of Operations – Joint ventures” above for information about the financial condition of C-BASS and Sherman.

     As of December 31, 2004, 79% of the investment portfolio was invested in tax-preferenced securities. In addition, based on book value, the Company’s fixed income securities were approximately 99% invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     At December 31, 2004, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2004, the effective duration of the Company’s fixed income investment portfolio was 5.5 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.5% change in the market value of the Company’s fixed income portfolio.

Liquidity and Capital Resources

     The Company’s consolidated sources of funds consist primarily of premiums written and investment income. Positive cash flows are invested pending future payments of claims and other expenses. Management believes that future cash inflows from premiums will be sufficient to meet future claim payments. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by other than the seller. Substantially all of the investment portfolio securities are held by the Company’s insurance subsidiaries.

     The Company has a $285 million commercial paper program, which is rated ‘A-1’ by Standard & Poor’s Rating Services and ‘P-1’ by Moody’s Investors Service. At December 31, 2004 and 2003, the Company had $139.5 million and $100.0 million in commercial paper outstanding with a weighted average interest rate of 2.36% and 1.18%, respectively.

     The Company had a $285 million credit facility available at December 31, 2004 expiring in May 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and policyholders position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At December 31, 2004, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $145.5 million and $185.0 million at December 31, 2004 and 2003, respectively.

     In May 2002, a swap designated as a cash flow hedge was amended to coincide with the credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at December 31, 2004 and 2003 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     Expense on the interest rate swaps during 2004, 2003 and 2002 of approximately $3.3 million, $3.4 million and $1.8 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of previously held interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In 2005, MGIC can pay up to $177.7 million in dividends without the approval of the Office of the Commissioner of Insurance of the State of Wisconsin.

     During 2004, the Company repurchased 3.1 million shares of Common Stock under publicly announced programs at a cost of $205.0 million. At December 31, 2004, the Company had authority covering the purchase of an additional 4.6 million shares under these programs. From mid-1997 through December 31, 2004, the Company has repurchased 26.8 million shares under publicly announced programs at a cost of $1.4 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2004, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid or original principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $53.5 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through December 31, 2004, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     The Company’s consolidated risk-to-capital ratio was 7.9:1 at December 31, 2004 compared to 9.4:1 at December 31, 2003. The decrease was due to an increase in capital and a decrease in risk in force during 2004.

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

Contractual Obligations

     At December 31, 2004, the approximate future payments under the contractual obligations of the Company of the type described in the table below are as follows:

	Payments Due by Period
		Less than			More than
Contractual Obligations (In millions):	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$500	$300	$200	$—	$—
Operating lease obligations	12	5	5	2	—
Purchase obligations	2	1	1	—	—
Other long-term liabilities	1,186	632	480	74	—

Total	$1,700	$938	$686	$76	$—

     The Company’s long-term debt obligations consist of $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in 2007, as discussed in Note 5, “Short- and long-term debt” to the Company’s consolidated financial statements and under “Liquidity and Capital Resources” above. The Company’s operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 12, “Leases” to the Company’s consolidated financial statements. The Company’s purchase obligations include obligations to purchase computer software, home office furniture and equipment.

     The Company’s Other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The future loss payment periods are estimated based on historical experience.

Critical Accounting Policies

     The Company believes that the accounting policies described below involved significant judgments and estimates used in the preparation of its consolidated financial statements.

Loss reserves

     Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. A default is defined as an insured loan with a mortgage payment that is 45 days or more past due. Reserves are also established for estimated losses incurred on notices of default not yet reported. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default.

     Reserves are established by management using estimated claims rates and claims amounts in estimating the ultimate loss. The estimated claims rates and claims amounts represent what management believes best reflect the estimate of what will actually be paid on the loans in default. These estimates are based on management’s review of trends in the default inventory, such as defaults that have resulted in a claim, the amount of the claim, the change in the level of defaults by geography and the change in average loan exposure. Amounts for salvage recoverable are considered in the determination of the reserve estimates. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

     The incurred but not reported (“IBNR”) reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to the Company. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rates and claims amounts for the estimated number of defaults not reported. As of December 31, 2004 and 2003, the Company has established IBNR reserves in the amount of $113 million and $94 million, respectively.

     Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

Revenue recognition

     When the policy term ends, the primary mortgage insurance written by the Company is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy term. The Company has no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender and will have no effect on earned premium. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs discussed below.

     Fee income of the non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Deferred insurance policy acquisition costs

     Costs associated with the acquisition of mortgage insurance policies, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs (“DAC”). DAC arising from each book of business is charged against revenue in the same proportion that the underwriting profit for the period of the charge bears to the total underwriting profit over the life of the policies. The underwriting profit and the life of the policies are estimated and are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development. Interest is accrued on the unamortized balance of DAC.

Risk Factors

     The Company’s revenues and losses could be affected by the risk factors discussed below that are applicable to the Company, and the Company’s income from joint ventures could be affected by the risk factors discussed below that are applicable to C-BASS and Sherman. These risk factors are an integral part of Management’s Discussion and Analysis.

     These risk factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as the Company “believes”, “anticipates” or “expects”, or words of similar import, are forward looking statements. The Company is not undertaking any obligation to update any forward looking statements it may make.

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

     While no data is publicly available, the Company believes that 80-10-10 loans and related products are a significant percentage of mortgage originations in which borrowers make down payments of less than 20% and that their use, which the Company believes is primarily by borrowers with higher credit scores, continues to increase. During the fourth quarter of 2004, the Company introduced on a national basis a program designed to recapture business lost to these mortgage insurance avoidance products but there can be no assurance that it will be successful.

     Deterioration in the domestic economy or changes in the mix of business may result in more homeowners defaulting and the Company’s losses increasing.

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

     The mix of business the Company writes also affects the likelihood of losses occurring. In recent years, the percentage of the Company’s volume written on a flow basis that includes segments the Company views as having a higher probability of claim has continued to increase. These segments include loans with LTV ratios over 95% (including loans with 100% LTV ratios), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or total debt-to-income ratios of 38% or higher, as well as loans having combinations of higher risk factors.

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

     The performance of the servicing function on a mortgage loan, particularly a subprime loan, can affect the likelihood that the loan will default as well as the loss resulting from a default. The Company believes Select Portfolio Servicing (“Select”) f/k/a Fairbanks Capital Corp. is the servicer of approximately 1.0% of the loans insured by the Company and approximately 4.8% of the loans insured by the Company written through the bulk channel (a substantial number of which are subprime). In 2003, the servicer ratings assigned to Select by Moody’s and S&P were downgraded to “below average” due in part to concerns expressed by those rating agencies about Select’s regulatory compliance and operational controls. In the second quarter of 2004, these rating agencies raised Select’s service ratings to “average.”

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

     If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that the Company’s policies remain in force could decline and result in declines in Company’s revenue.

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

     During the 1990s, the Company’s year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At December 31, 2004 persistency was at 60.2%, compared to the record low of 44.9% at September 30, 2003. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, the Company does not expect persistency will approach its December 31, 1990 level.

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

     Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including the Company’s MGIC subsidiary, have been involved in litigation alleging violations of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. There can be no assurance that MGIC will not be subject to future litigation under RESPA or FCRA.

     Net premiums written could be adversely affected if the Department of Housing and Urban Development reproposes and adopts a regulation under the Real Estate Settlement Procedures Act that is equivalent to a proposed regulation that was withdrawn in 2004.

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

     The Company’s income from joint ventures could be adversely affected by credit losses, insufficient liquidity or competition affecting the business of C-BASS or Sherman.

     C-BASS: C-BASS is particularly exposed to credit risk and funding risk. In addition, C-BASS’s results are sensitive to its ability to purchase mortgage loans and securities on terms that it projects will meets its return targets.

     With respect to credit risk, an increasing proportion of non-conforming mortgage originations (the types of mortgages C-BASS principally purchases), are products, such as interest only loans to subprime borrowers, that are viewed by C-BASS as having greater credit risk. In addition, credit losses are a function of housing prices, which in certain regions have experienced rates of increase greater than historical norms and greater than growth in median incomes.

     With respect to liquidity, the substantial majority of C-BASS’s on-balance sheet financing for its mortgage and securities portfolio is short-term and dependent on the value of the collateral that secures this debt. While C-BASS’s policies governing the management of capital at risk are intended to provide sufficient liquidity to cover an instantaneous and substantial decline in value, such policies cannot guaranty that all liquidity required will in fact be available.

     Although there has been growth in the volume of non-conforming mortgage originations in recent years, such growth may not continue if interest rates increase or the economy weakens. There is an increasing amount of competition to purchase non-conforming mortgages, including from newly established real estate investment trusts and from firms that in the past acted as mortgage securities intermediaries but which are now establishing their own captive origination capacity. The continuing decrease in credit spreads has also heightened competition in the purchase of non-conforming mortgages and other securities.

     Sherman: Sherman’s results are sensitive to its ability to purchase receivable portfolios on terms that it projects will meets its return targets. While the volume of charged-off consumer receivables and the portion of these receivables that have been sold to third parties such as Sherman has grown in recent years, there is an increasing amount of competition to purchase such portfolios, including from new entrants to the industry, which has resulted in increases in the prices at which portfolios can be purchased.

     The March 2005 acquisition of First National Bank of Marin is intended to provide Sherman with the capability to originate subprime credit card receivables. This acquisition has materially increased Sherman’s assets as well as its debt and its financial leverage. There can be no assurance that the benefits projected from the acquisition by Sherman will be achieved.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      At December 31, 2004, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2004, the effective duration of the Company’s fixed income investment portfolio was 5.5 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.5% change in the market value of the Company’s fixed income portfolio.

      The Company’s borrowings under its commercial paper program are subject to interest rates that are variable. A discussion of the Company’s interest rate swaps appears in the fourth and fifth paragraphs of Item 7 of this Annual Report on Form 10-K under “Liquidity and Capital Resources” and such discussion is incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

     The following consolidated financial statements of the Company are filed pursuant to this Item 8:

Page
No.
Consolidated statements of operations for each of the three years in the period ended December 31, 2004	60
Consolidated balance sheets at December 31, 2004 and 2003	61
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2004	62
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2004	63
Notes to consolidated financial statements	64 – 97
Report of independent registered public accounting firm	98 – 99

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$1,420,643	$1,482,349	$1,292,283
Assumed	307	97	336
Ceded (note 7)	(115,533)	(117,815)	(114,664)

Net premiums written	1,305,417	1,364,631	1,177,955
Decrease in unearned premiums	24,011	1,380	4,143

Net premiums earned (note 7)	1,329,428	1,366,011	1,182,098

Investment income, net of expenses (note 4)	215,053	202,881	207,516
Realized investment gains, net (note 4)	17,242	36,862	29,113
Other revenue	50,970	79,657	65,836

Total revenues	1,612,693	1,685,411	1,484,563

Losses and expenses:
Losses incurred, net (notes 6 and 7)	700,999	766,028	365,752
Underwriting and other expenses	278,786	302,473	265,633
Interest expense	41,131	41,113	36,776

Total losses and expenses	1,020,916	1,109,614	668,161

Income before tax and joint ventures	591,777	575,797	816,402
Provision for income tax (note 10)	159,348	146,027	240,971
Income from joint ventures, net of tax	120,757	64,109	53,760

Net income	$553,186	$493,879	$629,191

Earnings per share (note 11):

Basic	$5.67	$5.00	$6.07

Diluted	$5.63	$4.99	$6.04

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
	(In thousands of dollars)
ASSETS

Investment portfolio (note 4):
Securities, available-for-sale, at fair value:
Fixed maturities	$5,413,662	$5,059,147
Equity securities	5,326	8,280
Short-term investments	163,639	137,734

Total investment portfolio (amortized cost, 2004-$5,388,763; 2003-$4,977,100)	5,582,627	5,205,161

Cash	2,829	23,612

Accrued investment income	67,255	59,588
Reinsurance recoverable on loss reserves (note 7)	17,302	18,074
Prepaid reinsurance premiums (note 7)	6,836	7,528
Premiums receivable	95,396	122,290
Home office and equipment, net	36,382	36,722
Deferred insurance policy acquisition costs	27,714	32,613
Investments in joint ventures (note 8)	414,309	308,213
Other assets	130,041	103,586

Total assets	$6,380,691	$5,917,387

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Loss reserves (notes 6 and 7)	$1,185,594	$1,061,788
Unearned premiums (note 7)	143,433	168,137
Short- and long-term debt (note 5)	639,303	599,680
Income taxes payable	109,741	118,126
Other liabilities	158,981	172,754

Total liabilities	2,237,052	2,120,485

Contingencies (note 13)

Shareholders’ equity (note 11):
Common stock, $1 par value, shares authorized 300,000,000; shares issued 2004 - 122,324,295; 2003 - 121,587,417 outstanding 2004 - 96,260,864; 2003 - 98,412,844	122,324	121,587
Paid-in capital	270,450	239,485
Treasury stock (shares at cost 2004 - 26,063,431 2003 - 23,174,573)	(1,313,473)	(1,115,969)
Accumulated other comprehensive income, net of tax (note 2)	123,383	140,651
Retained earnings (note 11)	4,940,955	4,411,148

Total shareholders’ equity	4,143,639	3,796,902

Total liabilities and shareholders’ equity	$6,380,691	$5,917,387

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (note 2)	earnings	income
	(In thousands of dollars)
Balance, December 31, 2001	$121,111	$214,040	$(671,168)	$46,644	$3,309,560

Net income	—	—	—	—	629,191	$629,191
Change in unrealized investment gains and losses, net	—	—	—	114,724	—	114,724
Unrealized gain (loss) on derivatives, net	—	—	—	(442)	—	(442)
Minimum pension liability adjustment, net	—	—	—	(13,018)	—	(13,018)

Comprehensive income	—	—	—	—	—	$730,455

Change in members’ equity	—	380	—	—	—
Dividends declared	—	—	—	—	(10,358)
Common stock shares issued	308	16,101	—	—	—
Repurchase of outstanding common shares	—	—	(373,281)	—	—
Reissuance of treasury stock	—	2,809	8,591	—	—

Balance, December 31, 2002	$121,419	$233,330	$(1,035,858)	$147,908	$3,928,393

Net income					493,879	$493,879
Change in unrealized investment gains and losses, net	—	—	—	(20,948)	—	(20,948)
Unrealized gain (loss) on derivatives, net	—	—	—	2,494	—	2,494
Minimum pension liability adjustment, net	—	—	—	13,018	—	13,018
Change in members’ equity	—	609	—	—	—
Dividends declared	—	—	—	—	(11,124)
Common stock shares issued	168	7,479	—	—	—
Repurchase of outstanding common shares	—	—	(94,133)	—	—
Reissuance of treasury stock	—	(1,933)	14,022	—	—
Other	—	—	—	(1,821)	—	(1,821)

Comprehensive income	—	—	—	—	—	$486,622

Balance, December 31, 2003	$121,587	$239,485	$(1,115,969)	$140,651	$4,411,148

Net income					553,186	$553,186
Change in unrealized investment gains and losses, net (note 4)	—	—	—	(22,228)	—	(22,228)
Unrealized gain (loss) on derivatives, net (note 5)	—	—	—	3,849	—	3,849
Dividends declared	—	—	—	—	(22,032)
Common stock shares issued	737	35,618	—	—	—
Repurchase of outstanding common shares	—	—	(205,014)	—	—
Reissuance of treasury stock	—	9,483	7,510	—	—
Equity compensation (note 11)	—	(14,136)	—	—	—
Other	—	—	—	1,111	(1,347)	1,111

Comprehensive income	—	—	—	—	—	$535,918

Balance, December 31, 2004	$122,324	$270,450	$(1,313,473)	$123,383	$4,940,955

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$553,186	$493,879	$629,191
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	26,020	29,455	25,862
Capitalized deferred insurance policy acquisition costs	(21,121)	(30,197)	(25,606)
Depreciation and other amortization	21,631	21,224	12,292
(Increase) decrease in accrued investment income	(7,667)	(1,156)	604
Decrease in reinsurance recoverable on loss reserves	772	2,971	5,843
Decrease in prepaid reinsurance premiums	692	652	235
Decrease (increase) in premium receivable	26,894	(24,539)	(18,897)
Increase in loss reserves	123,806	328,607	119,517
Decrease in unearned premiums	(24,704)	(2,030)	(4,378)
Equity earnings in joint ventures	(176,499)	(91,997)	(81,240)
Distributions from joint ventures	82,300	27,450	20,138
Other	(46,150)	(67,683)	(70,231)

Net cash provided by operating activities	559,160	686,636	613,330

Cash flows from investing activities:
Purchase of fixed maturities	(1,782,395)	(3,822,762)	(2,804,029)
Investments in joint ventures	(12,137)	(7,769)	(17,528)
Proceeds from sale of equity securities	8,244	1,798	12,465
Proceeds from sale of fixed maturities	1,102,533	3,017,411	1,751,000
Proceeds from maturity of fixed maturities	286,946	351,731	536,018

Net cash used in investing activities	(396,809)	(459,591)	(522,074)

Cash flows from financing activities:
Dividends paid to shareholders	(22,032)	(11,124)	(10,358)
Proceeds from issuance of long-term debt	—	—	199,992
Net proceeds from (repayment of) short-term debt	37,804	(78,873)	2,095
Reissuance of treasury stock	2,633	305	6,179
Repurchase of common stock	(205,014)	(94,134)	(373,070)
Common stock shares issued	29,380	4,856	10,825

Net cash used in financing activities	(157,229)	(178,970)	(164,337)

Net increase (decrease) in cash and cash equivalents	5,122	48,075	(73,081)
Cash and cash equivalents at beginning of year	161,346	113,271	186,352

Cash and cash equivalents at end of year	$166,468	$161,346	$113,271

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

1.	Nature of business

MGIC Investment Corporation (“Company”) is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”) and several other subsidiaries, is principally engaged in the mortgage insurance business. The Company provides mortgage insurance to lenders throughout the United States and to government sponsored entities (“GSEs”) to protect against loss from defaults on low down payment residential mortgage loans. Through certain other non-insurance subsidiaries, the Company also provides various services for the mortgage finance industry, such as contract underwriting and portfolio analysis and retention.

At December 31, 2004, the Company’s direct primary insurance in force (representing the principal balance in the Company’s records of all mortgage loans that it insures) and direct primary risk in force (representing the insurance in force multiplied by the insurance coverage percentage), excluding MGIC Indemnity Corporation (“MIC”), was approximately $177.1 billion and $46.0 billion, respectively. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. The Company’s direct pool risk in force at December 31, 2004 was approximately $3.0 billion. MIC’s direct primary insurance in force, direct primary risk in force and direct pool risk in force was approximately $124 million, $37 million and $118 million, respectively, at December 31, 2004.

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

Principles of consolidation

The consolidated financial statements include the accounts of MGIC Investment Corporation and its majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company’s 46.1% investment in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and 41.5% investment in Sherman Financial Group LLC (“Sherman”), which are joint ventures with Radian Group Inc., are accounted for using the equity method of accounting and recorded on the balance sheet as investments in joint ventures. The Company has certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, of an immaterial amount. The Company’s equity in the earnings of these joint ventures is shown separately, net of tax, on the statement of operations. (See note 8.)

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

The Company completes a quarterly review of invested assets for evidence of “other than temporary” impairments. A cost basis adjustment and realized loss will be taken on invested assets whose value decline is deemed to be “other than temporary”. Additionally, for investments written down, income accruals will be stopped absent evidence that payment is likely and an assessment of the collectability of previously accrued income made. Factors used in determining investments whose value decline may be considered “other than temporary” include the following:

•	Investments with a market value less than 80% of amortized costs

•	For fixed income and preferred stocks, declines in credit ratings to below investment grade from appropriate rating agencies

•	Other securities which are under pressure due to market constraints or event risk

•	Intention of management to hold fixed income securities to maturity

In 2004, a charge of $1.3 million was recognized as an “other than temporary” asset impairment. There were no “other than temporary” asset impairment charges for the periods ending December 31, 2003 and 2002.

Home office and equipment

Home office and equipment is carried at cost net of depreciation. For financial statement reporting purposes, depreciation is determined on a straight-line basis for the home office, equipment and data processing hardware over estimated lives of 45, 5 and 3 years, respectively. For income tax purposes, the Company uses accelerated depreciation methods.

Home office and equipment is shown net of accumulated depreciation of $43.5 million, $42.6 million and $38.6 million at December 31, 2004, 2003 and 2002, respectively. Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $5.0 million, $4.9 million and $5.5 million, respectively.

Deferred insurance policy acquisition costs

Costs associated with the acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs (“DAC”). Because Statement of Financial Accounting Standards (“SFAS”) No. 60, Accounting and Reporting by Insurance Enterprises, specifically excludes mortgage guaranty insurance from its guidance relating to the amortization of DAC, amortization of these costs for each underwriting year book of business is charged against revenue in proportion to estimated gross profits over the estimated life of the policies using the guidance of SFAS No. 97, Accounting and Reporting by Insurance Enterprises For Certain Long Duration Contracts and Realized Gains and Losses From the Sale of Investments. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development.

During 2004, 2003 and 2002, the Company amortized $26.0 million, $29.5 million and $25.9 million, respectively, of deferred insurance policy acquisition costs.

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

Revenue recognition

The insurance subsidiaries write policies which are guaranteed renewable contracts at the insured’s option on a single, annual or monthly premium basis. The insurance subsidiaries have no ability to reunderwrite or reprice these contracts. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender and will have no effect on earned premium. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs.

Fee income of the non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay. Fee income consists primarily of contract underwriting and related fee-based services provided to lenders and is included in “Other revenue” on the statement of operations.

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

The Company accrues the estimated costs of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits. The Company offers both medical and dental benefits for retired employees and their spouses. Benefits are generally funded on a pay-as-you-go basis. The cost to the Company was not significant in 2004, 2003 and 2002. (See note 9.)

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

	Years Ended December 31,
	2004	2003	2002
	(in thousands of dollars, except per share data)
Net income, as reported	$553,186	$493,879	$629,191
Add stock-based employee compensation expense included in reported net income, net of tax	7,656	4,146	2,610
Deduct stock-based employee compensation expense, determined under the fair value method for all awards, net of tax	(11,683)	(10,503)	(12,425)

Pro forma net income	$549,159	$487,522	$619,376

Earnings per share:
Basic, as reported	$5.67	$5.00	$6.07
Basic, pro forma	$5.63	$4.94	$5.97

Diluted, as reported	$5.63	$4.99	$6.04
Diluted, pro forma	$5.59	$4.92	$5.94

Reinsurance

Loss reserves and unearned premiums are reported before taking credit for amounts ceded under reinsurance treaties. Ceded loss reserves are reflected as “Reinsurance recoverable on loss reserves”. Ceded unearned premiums are reflected as “Prepaid reinsurance premiums”. The Company remains contingently liable for all reinsurance ceded. (See note 7.)

Earnings per share

The Company’s basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is based on the weighted-average number of common shares outstanding. Diluted EPS is based on the weighted-average number of common shares outstanding plus common stock equivalents which would include stock awards and stock options. The following is a reconciliation of the weighted-average number of shares used for basic EPS and diluted EPS. (See note 11.)

	Years Ended December 31,
	2004	2003	2002
	(shares in thousands)
Weighted-average shares -
Basic	97,549	98,776	103,725
Common stock equivalents	696	246	489

Weighted-average shares -
Diluted	98,245	99,022	104,214

For the years ended December 31, 2004, 2003 and 2002, 0.6 million, 1.4 million and 0.9 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the year ended December 31, 2004, 0.3 million shares of performance stock awards have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on performance measures established for a specific performance period.

Statement of cash flows

The Company’s short-term investments consist primarily of money market funds and commercial paper. For purposes of the consolidated statement of cash flows, the Company considers short-term investments to be cash equivalents.

Comprehensive income

The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Years Ended December 31,
	2004	2003	2002
	(In thousands of dollars)
Net income	$553,186	$493,879	$629,191
Other comprehensive (loss) income	(17,268)	(7,257)	101,264

Total comprehensive income	$535,918	$486,622	$730,455

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains (losses)	$2,812	$1,412	$(1,524)
Amortization of deferred losses on derivatives	1,037	1,082	1,082
Change in unrealized gains and losses on investments	(22,228)	(20,948)	114,724
Minimum pension liability adjustment	—	13,018	(13,018)
Other	1,111	(1,821)	—

Other comprehensive (loss) income	$(17,268)	$(7,257)	$101,264

At December 31, 2004, accumulated other comprehensive income of $123.4 million included $126.0 million of net unrealized gains on investments, ($1.9) million relating to derivative financial instruments and ($0.7) million relating to the accumulated other comprehensive income/loss of the Company’s joint venture investment. At December 31, 2003, accumulated other comprehensive income of $140.7 million included $148.2 million of net unrealized gains on investments, ($5.7) million relating to derivative financial instruments and ($1.8) million relating to the accumulated other comprehensive loss of the Company’s joint venture investment. (See notes 4 and 5.)

Recent accounting pronouncements

The guidance contained in EITF 03-1 has been delayed by FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”’. The delay of the effective date will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” which was subject to comments through October 29, 2004. As a result of the comments received, the FASB will reconsider EITF 03-1 in its entirety, therefore the impact of FSP EITF 03-1-a on the Company’s financial position or results of operations cannot be determined at this time. Under the proposed guidance, it may be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under the existing accounting standard.

In December 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, “Share-Based Payment”. This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. The fair value recognition provisions of FASB No 123 were voluntarily adopted by the Company in 2003 prospectively to all employee awards granted or modified on or after January 1, 2003 under FASB No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The adoption did not have a material effect on the Company’s results of operations or its financial position. FASB No. 123R requires that the compensation cost relating to share-based payment transactions be measured based on the fair value of the equity or liability instrument issued and be recognized in the financial statements of the company. This statement will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The statement will be adopted by the Company beginning July 1, 2005 under the modified prospective method. The adoption will not have a material effect on the Company’s results of operations or its financial position.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2003 and 2002 amounts to allow for consistent financial reporting.

3.	Related party transactions

The Company provided certain services to C-BASS and Sherman in 2004, 2003 and 2002 in exchange for fees. In addition, C-BASS provided certain services to the Company during 2004, 2003 and 2002 in exchange for fees. The net impact of these transactions was not material to the Company.

4. Investments

     The following table summarizes the Company’s investments at December 31, 2004 and 2003:

			Financial
	Amortized	Fair	Statement
	Cost	Value	Value
	(In thousands of dollars)
At December 31, 2004:

Securities, available-for-sale:
Fixed maturities	$5,219,798	$5,413,662	$5,413,662
Equity securities	5,326	5,326	5,326
Short-term investments	163,639	163,639	163,639

Total investment portfolio	$5,388,763	$5,582,627	$5,582,627

At December 31, 2003:

Securities, available-for-sale:
Fixed maturities	$4,831,086	$5,059,147	$5,059,147
Equity securities	8,280	8,280	8,280
Short-term investments	137,734	137,734	137,734

Total investment portfolio	$4,977,100	$5,205,161	$5,205,161

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2004 and 2003 are shown below. Debt securities consist of fixed maturities and short-term investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004:	Cost	Gains	Losses	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$611,465	$9,131	$(3,474)	$617,122
Obligations of U.S.states and political subdivisions	4,351,789	190,210	(6,309)	4,535,690
Corporate debt securities	237,667	3,813	(454)	241,026
Mortgage-backed securities	166,437	808	(215)	167,030
Debt securities issued by foreign sovereign governments	16,079	354	—	16,433

Total debt securities	5,383,437	204,316	(10,452)	5,577,301
Equity securities	5,326	—	—	5,326

Total investment portfolio	$5,388,763	$204,316	$(10,452)	$5,582,627

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003:	Cost	Gains	Losses	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$911,133	$11,159	$(1,917)	$920,375
Obligations of U.S. states and political subdivisions	3,667,747	212,807	(1,523)	3,879,031
Corporate debt securities	213,635	6,987	(918)	219,704
Mortgage-backed securities	161,260	884	(593)	161,551
Debt securities issued by foreign sovereign governments	15,045	1,175	—	16,220

Total debt securities	4,968,820	233,012	(4,951)	5,196,881
Equity securities	8,280	—	—	8,280

Total investment portfolio	$4,977,100	$233,012	$(4,951)	$5,205,161

The amortized cost and fair values of debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

	Amortized	Fair
	Cost	Value
	(In thousands of dollars)

Due in one year or less	$220,330	$221,270
Due after one year through five years	996,813	1,016,064
Due after five years through ten years	1,150,367	1,204,229
Due after ten years	2,849,490	2,968,708

	5,217,000	5,410,271

Mortgage-backed securities	166,437	167,030

Total at December 31, 2004	$5,383,437	$5,577,301

At December 31, 2004 and 2003, fixed maturity investments had gross unrealized losses of $10.5 million and $5.0 million, respectively. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Amortized	Unrealized	Fair
December 31, 2004	Cost	Loss	Value
	(in thousands of dollars)

Less than 12 months	$887,917	$(9,303)	$878,614
12 months or longer	67,486	(1,149)	66,337

Total	$955,403	$(10,452)	$944,951

	Amortized	Unrealized	Fair
December 31, 2003	Cost	Loss	Value
	(in thousands of dollars)

Less than 12 months	$498,146	$(4,913)	$493,233
12 months of longer	1,116	(38)	1,078

Total	$499,262	$(4,951)	$494,311

Of those securities that have been in an unrealized loss position for 12 months or longer, none has an unrealized loss of more than 20% of that security’s amortized cost.

Net investment income is comprised of the following:

	2004	2003	2002
	(In thousands of dollars)

Fixed maturities	$210,555	$198,968	$199,472
Equity securities	2,748	2,764	3,707
Short-term investments	2,844	1,996	5,611
Other	1,283	1,293	832

Investment income	217,430	205,021	209,622
Investment expenses	(2,377)	(2,140)	(2,106)

Net investment income	$215,053	$202,881	$207,516

The net realized investment gains (losses) and change in net unrealized appreciation (depreciation) of investments are as follows:

	2004	2003	2002
	(In thousands of dollars)
Net realized investment gains (losses) on sale of investments:
Fixed maturities	$11,827	$38,946	$38,357
Equity securities	5,290	(701)	(9,283)
Joint ventures	125	(1,385)	—
Short-term investments	—	2	39

	$17,242	$36,862	$29,113

Change in net unrealized appreciation (depreciation):
Fixed maturities	$(34,197)	$(32,227)	$175,822
Equity securities	—	—	735
Short-term investments	—	—	(59)

	$(34,197)	$(32,227)	$176,498

The reclassification adjustment relating to the change in investment gains and losses is as follows:

	2004	2003	2002
	(In thousands of dollars)

Unrealized holding (losses) gains arising during the period, net of tax	$(15,112)	$7,178	$135,104
Less: reclassification adjustment for net gains included in net income, net of tax	(7,116)	(28,126)	(20,380)

Change in unrealized investment gains and losses, net of tax	$(22,228)	$(20,948)	$114,724

The gross realized gains and the gross realized losses on sales of securities were $22.1 million and $4.9 million, respectively, in 2004, $54.6 million and $17.7 million, respectively, in 2003 and $47.2 million and $18.1 million, respectively, in 2002.

The tax (benefit) expense of the changes in net unrealized (depreciation) appreciation was ($12.0) million, ($11.3) million and $61.8 million for 2004, 2003 and 2002, respectively.

The Company had $23.1 million and $22.6 million of investments on deposit with various states at December 31, 2004 and 2003, respectively, due to regulatory requirements of those state insurance departments.

5. Short- and long-term debt

The Company has a $285 million commercial paper program, which is rated “A-1” by Standard and Poors and “P-1” by Moody’s. At December 31, 2004 and 2003, the Company had $139.5 million and $100.0 million in commercial paper outstanding with a weighted average interest rate of 2.36% and 1.18%, respectively.

The Company had a $285 million credit facility available at December 31, 2004, expiring in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At December 31, 2004, the Company met these requirements. The facility is currently being used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $145.5 million and $185.0 million at December 31, 2004 and 2003, respectively.

The Company had $300 million, 7.5% Senior Notes due in 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at December 31, 2004 and 2003. At December 31, 2004 and 2003, the market value of the outstanding debt was $661.3 million and $644.3 million, respectively. Interest payments on all long-term and short-term debt were $42.1 million, $41.8 million, and $36.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

In May 2002, a swap designated as a cash flow hedge was amended to coincide with the credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.43% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at December 31, 2004 and December 31, 2003 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

Expense on the interest rate swaps for the years ended December 31, 2004 and 2003 of approximately $3.3 million and $3.4 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of previously held interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

6. Loss reserves

As described in Note 2, the Company establishes reserves to recognize the estimated liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of beginning and ending loss reserves for each of the past three years:

	2004	2003	2002
	(In thousands of dollars)

Reserve at beginning of year	$1,061,788	$733,181	$613,664
Less reinsurance recoverable	18,074	21,045	26,888

Net reserve at beginning of year	1,043,714	712,136	586,776

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	714,450	652,231	440,004
Prior years (1)	(13,451)	113,797	(74,252)

Subtotal	700,999	766,028	365,752

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	35,668	34,505	19,546
Prior years	540,753	399,945	220,846

Subtotal	576,421	434,450	240,392

Net reserve at end of year	1,168,292	1,043,714	712,136
Plus reinsurance recoverables	17,302	18,074	21,045

Reserve at end of year	$1,185,594	$1,061,788	$733,181

(1)	A negative number for a prior year indicates a redundancy of loss reserves, and a positive number for a prior year indicates a deficiency of loss reserves.

The top portion of the table above shows losses incurred on default notices received in the current year and in prior years, respectively. The amount of losses incurred relating to default notices received in the current year represents the estimated amount to be ultimately paid on such default notices. The amount of losses incurred relating to default notices received in prior years represents actual claim payments that were higher or lower than what was estimated by the Company at the end of the prior year, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. This re-estimation is the result of management’s review of current trends in default inventory, such as defaults that have resulted in a claim, the amount of the claim, the change in the relative level of defaults by geography and the change in average loan exposure.

Current year losses incurred increased from 2003 to 2004 primarily due to increases in the estimates regarding how many primary default notices will eventually result in a claim and how much will be paid on claims, offset by a decrease in the number of primary default notices compared to the prior period increase in notices. The primary insurance notice inventory decreased from 86,372 at December 31, 2003 to 85,487 at December 31, 2004 and pool insurance notice inventory decreased from 28,135 at December 31, 2003 to 25,500 at December 31, 2004. The average primary claim paid for 2004 was $24,438 compared to $22,925 in 2003.

The development of the reserves in 2004, 2003 and 2002 is reflected in the prior year line. In 2004, the $13.5 million reduction in losses incurred related to prior years was due primarily to more stable loss trends experienced during the year. In 2003, there were significant increases in the rate at which the defaults went to claim (claim rate) and significant increases in individual claim amounts (severity). As a result, there was a $113.8 million increase in losses incurred related to prior years.

The lower portion of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. Since it takes, on average, about twelve months for a default which is not cured to develop into a paid claim, most losses paid relate to default notices received in prior years.

Information about the composition of the primary insurance default inventory at December 31, 2004 and 2003 appears in the table below.

	December 31,	December 31,
	2004	2003
Total loans delinquent	85,487	86,372
Percentage of loans delinquent (default rate)	6.05%	5.57%

Flow loans delinquent	44,925	45,259
Percentage of flow loans delinquent (default rate)	3.99%	3.76%

Bulk loans delinquent	40,562	41,113
Percent of bulk loans delinquent (default rate)	14.06%	11.80%

A-minus and subprime credit loans delinquent*	35,824	34,525
Percentage of A-minus and subprime credit loans delinquent (default rate)	16.49%	14.14%

*A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel.

7. Reinsurance

The Company cedes a portion of its business to reinsurers and records assets for reinsurance recoverable on loss reserves and prepaid reinsurance premiums. Business written between 1985 and 1993 is ceded under various reinsurance agreements with several reinsurers. The Company also cedes primary business to reinsurance subsidiaries of certain mortgage lenders, primarily under aggregate excess of loss agreements for each reinsurance period. The majority of ceded premiums relates to these agreements. Additionally, certain pool polices written by the Company have been reinsured with one domestic reinsurer. The Company receives a ceding commission under certain reinsurance agreements.

The Company monitors the financial strength of its reinsurers including their claims paying ability rating and does not currently anticipate any collection problems. Generally, reinsurance recoverables on primary loss reserves and prepaid reinsurance premiums are backed by trust funds or letters of credit. No reinsurer represents more than $10 million of the aggregate amount recoverable.

The effect of these agreements on premiums earned and losses incurred is as follows:

	2004	2003	2002
	(In thousands of dollars)
Premiums earned:
Direct	$1,445,321	$1,484,249	$1,296,548
Assumed	333	227	448
Ceded	(116,226)	(118,465)	(114,898)

Net premiums earned	$1,329,428	$1,366,011	$1,182,098

Losses incurred:
Direct	$706,782	$769,531	$367,149
Assumed	(358)	(163)	(208)
Ceded	(5,425)	(3,340)	(1,189)

Net losses incurred	$700,999	$766,028	$365,752

8. Investments in joint ventures

C-BASS

C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive single-family residential mortgage assets and residential mortgage-backed securities. C-BASS principally invests in whole loans (including subprime loans) and mezzanine and subordinated residential mortgage-backed securities backed by non-conforming residential mortgage loans. C-BASS’s principal sources of revenues during the last three years were net interest income (including accretion on mortgage securities), servicing fees, money management fees from C-BASS CBOs and investment funds sponsored by C-BASS, and gains on securitization and liquidation of mortgage-related assets, offset by hedging losses. C-BASS’s results of operations are affected by the timing of its securitization transactions. Virtually all of C-BASS’s assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS based on, among other things, valuations provided by financing counterparties. The ultimate value of these assets is the net present value of their future cash flows, which depends on, among other things, the level of losses on the underlying mortgages and prepayment activity by the mortgage borrowers. Market value adjustments could impact C-BASS’s results of operations and the Company’s share of those results. The Company’s investment in C-BASS on an equity basis at December 31, 2004 was $285.2 million.

Summary Balance Sheets:

	December 31,
	2004	2003
	($ millions)
Total assets	$4,009	$3,182

Total liabilities	3,409	2,711

Debt	2,648	2,176

Owners’ equity	600	471

Included in total assets and total liabilities at December 31, 2004 and 2003 are approximately $457 million and $331 million, respectively of assets and the same amount of liabilities from securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above.

Summary Income Statements:

	Year Ended December 31,
	2004	2003	2002
	($ millions)
Revenues	$479.1	$356.8	$311.5

Expenses	271.0	212.9	173.2

Income before tax	$208.1	$143.9	$138.3

Company’s share of pretax income	$97.9	$66.1	$63.5

Sherman

Sherman is principally engaged in the business of purchasing and servicing delinquent consumer assets such as credit card loans and Chapter 13 bankruptcy debt. A substantial portion of Sherman’s consolidated assets are investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman’s results of operations are sensitive to estimates by Sherman’s management of ultimate collections on these portfolios. Effective January 1, 2003, the Company sold four percentage points of its interest in Sherman to Sherman’s management for cash, reducing the Company’s interest in Sherman to 41.5%. The Company’s investment in Sherman on an equity basis at December 31, 2004 was $97.0 million.

Summary Balance Sheets:

	December 31,
	2004	2003
	($ millions)
Total assets	$484	$500

Total liabilities	245	341

Debt	143	277

Members’ equity	239	159

Summary Income Statements:

	Year Ended December 31,
	2004	2003	2002
	($ millions)
Revenues, net of amortization	$524.9	$293.6	$156.3

Expenses	324.3	222.7	116.0

Income before tax	$200.6	$70.9	$40.3

Company’s share of pretax income	$83.3	$29.4	$18.3

Because C-BASS and Sherman are accounted for using the equity method, they are not consolidated with the Company and their assets and liabilities do not appear in the Company’s balance sheet. The “investments in joint ventures” item in the Company’s balance sheet reflects the amount of capital contributed by the Company to joint ventures plus the Company’s share of their comprehensive income (or minus its share of their comprehensive loss) and minus capital distributed to the Company by the joint ventures. (See note 2.)

9. Benefit plans

The following tables provide reconciliations of the changes in the benefit obligation, fair value of plan assets and funded status of the pension and other postretirement benefit plans:

			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
		(In thousands of dollars)
Reconciliation of projected benefit obligation:
Benefit obligation at beginning of year	$141,202	$111,185	$61,685	$46,310
Service cost	9,137	7,963	3,459	3,135
Interest cost	8,741	7,671	3,525	3,300
Plan participants’ contributions	—	—	220	184
Plan amendment (1)	927	1,361	(1,972)	—
Actuarial loss (gain)	(1,312)	14,650	(2,376)	9,794
Benefits paid	(1,988)	(1,628)	(955)	(1,038)

Benefit obligation at end of year	$156,707	$141,202	$63,586	$61,685

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$139,074	$91,165	$22,940	$13,186
Adjustment	160	343	—	—
Actual return on plan assets	19,358	24,194	2,751	4,354
Employer contributions	23,500	25,000	4,736	6,254
Plan participants’ contributions	—	—	220	184
Benefits paid	(1,988)	(1,628)	(955)	(1,038)

Fair value of plan assets at end of year	$180,104	$139,074	$29,692	$22,940

Balance Sheet at end of year
Accumulated benefit obligation	$(132,002)	$(117,630)	N/A	N/A
Effect of salary projection	(24,705)	(23,572)	N/A	N/A

Projected benefit obligation	(156,707)	(141,202)	$(63,586)	$(61,685)
Fair value of plan assets	180,104	139,074	29,692	22,940

Funded status	23,397	(2,128)	(33,894)	(38,745)
Unrecognized net actuarial loss (gain)	21,759	33,464	14,209	18,115
Unrecognized net transition obligation	—	—	2,268	4,770
Unrecognized prior service cost	5,423	5,198	—	—

Net amount recognized	$50,579	$36,534	$(17,417)	$(15,860)

(1)	The pension plan has been amended to provide additional benefits for certain participants as listed in the plan documents and for the increased benefit and salary limits on the projected benefit obligation. The postretirement medical plan has been amended for changes in coverage levels, deductibles and out-of-pocket limits.

			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
	(In thousands of dollars)
Net amount recognized in consolidated balance sheet
Prepaid benefit cost	$50,579	$36,534	N/A	N/A
Accrued benefit liability	—	—	N/A	N/A
Intangible asset	—	—	N/A	N/A
Accumulated other comprehensive income	—	—	N/A	N/A

Net amount recognized	$50,579	$36,534	N/A	N/A

Reconciliation of Prepaid/(Accrued) benefit cost
Prepaid/(Accrued) benefit cost at beginning of year	$36,534	$22,934	$(15,860)	$(15,479)
Net periodic benefit cost	(9,455)	(11,400)	(6,293)	(6,635)
Contributions	23,500	25,000	4,000	5,400
Benefits paid (net of participants contributions)	—	—	736	854

Prepaid benefit cost at end of year	$50,579	$36,534	$(17,417)	$(15,860)

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

				Other Postretirement
	Pension Benefits			Benefits
	2004	2003	2002	2004	2003	2002
	(In thousands of dollars)
Service cost	$9,137	$7,963	$6,580	$3,459	$3,135	$3,137
Interest cost	8,741	7,671	6,585	3,525	3,300	2,711
Expected return on plan assets	(10,370)	(6,796)	(6,712)	(1,720)	(989)	(1,058)
Recognized net actuarial loss (gain)	1,246	1,950	32	499	659	152
Amortization of transition obligation	—	—	—	530	530	530
Amortization of prior service cost	701	612	507	—	—	—

Net periodic benefit cost	$9,455	$11,400	$6,992	$6,293	$6,635	$5,472

The following benefit payments, which reflect future service, are expected to be paid in the following fiscal years:

		Other Postretirement
		Benefits
	Pension	Gross	Medicare Part	Net
	Benefits	Benefits	D Subsidy	Benefits
	(in thousands of dollars)
Fiscal Year
2005	$1,927	$1,175	$—	$1,175
2006	2,295	1,364	91	1,273
2007	2,835	1,628	109	1,519
2008	3,455	1,891	134	1,757
2009	4,196	2,236	158	2,078
Years 2010 - 2014	38,120	17,161	1,383	15,778

On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Beginning in the second quarter of 2004, the effects of the subsidy are reflected in the measurement of the net periodic postretirement benefit costs. The effect of the subsidy on the measurement of the annual net periodic postretirement benefit cost for the current year was a $1.4 million reduction. The components of the reduction include $0.5 million related to service cost, $0.5 million related to interest cost and $0.4 million related to recognized net actuarial gain/loss. The effect of the subsidy on the Accumulated Postretirement Benefit Obligation was a $7.5 million reduction.

Employer pension and postretirement contributions for the fiscal year ending December 31, 2005 are expected to approximate $10.9 million and $4.9 million, respectively. The ERISA minimum required pension contribution is zero.

Allocation of Plan Assets
			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003
Actual
Equity securities	82%	80%	100%	100%
Debt securities	15%	16%	—	—
Real estate	3%	4%	—	—

Total	100%	100%	100%	100%
Target
Equity securities	82%	80%	100%	100%
Debt securities	15%	16%	—	—
Real estate	3%	4%	—	—

Total	100%	100%	100%	100%

The Company’s pension plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in CPI

•	Achieve competitive investment results

•	Provide consistent investment returns

•	Exceed the actuarial return assumption of the retirement plan

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

The assumptions used in the measurement of the Company’s pension and other postretirement benefit obligations are shown in the following table:

				Other Postretirement
	Pension Benefits			Benefits
	2004	2003	2002	2004	2003	2002
Weighted average assumptions
Used to determine year-end benefit obligation:
Discount rate	6.25%	6.25%	6.75%	6.25%	6.25%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A

Used to determine net periodic benefit cost:
Discount rate	6.25%	6.75%	7.00%	6.25%	6.75%	7.00%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A

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

For measurement purposes a 10% health care trend rate was used for 2004. In 2005, the rate is assumed to be 10%, decreasing to 5% by 2015 and remaining at this level beyond.

A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands of dollars)
Effect on total service and interest cost components	$1,666	$(1,281)
Effect on postretirement benefit obligation	13,317	(10,456)

The Company has a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, the Company may make a profit sharing contribution of up to 5% of each participant’s eligible compensation. The Company provides a matching 401(k) savings contribution on employees’ before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. The Company recognized profit sharing expense and 401(k) savings plan expense of $5.7 million, $7.7 million and $6.3 million in 2004, 2003 and 2002, respectively.

10. Income taxes

Net deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands of dollars)
Deferred tax assets	$150,876	$137,133
Deferred tax liabilities	(108,692)	(121,157)

Net deferred tax asset	$42,184	$15,976

Management believes that all gross deferred tax assets at December 31, 2004 are fully realizable and no valuation reserve was established.

The components of the net deferred tax asset as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(In thousands of dollars)
Unearned premium reserves	$13,220	$16,520
Deferred policy acquisition costs	(9,700)	(11,415)
Loss reserves	32,485	31,293
Unrealized appreciation in investments	(66,438)	(75,736)
Statutory contingency loss reserves	(20,851)	(26,668)
Mortgage investments	54,605	58,779
Benefit plans	(6,844)	(2,690)
Deferred compensation	9,301	5,614
Investments in joint ventures	35,748	19,291
Other, net	658	988

Net deferred tax asset	$42,184	$15,976

The following summarizes the components of the provision for income tax:

	2004	2003	2002
	(In thousands of dollars)
Federal:
Current	$158,104	$170,353	$267,718
Deferred	(762)	(28,277)	(30,234)
State	2,006	3,951	3,487

Provision for income tax	$159,348	$146,027	$240,971

The Company paid $203.2 million, $182.1 million and $261.3 million in federal income tax in 2004, 2003 and 2002, respectively. At December 31, 2004, 2003 and 2002, the Company owned $1,468.5 million, $1,316.9 million and $1,181.9 million, respectively, of tax and loss bonds.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
Tax exempt municipal bond interest	(8.4)	(8.2)	(5.7)
Mortgage investments	—	(1.9)	—
Other, net	0.3	0.5	0.2

Effective income tax rate	26.9%	25.4%	29.5%

The Internal Revenue Service (“IRS”) is presently examining the Company’s federal income tax returns for 2000 and 2001. The Company has not received any proposed adjustments to taxable income or assessments from the IRS related to these years. Management believes that income taxes related to these years have been properly provided for in the financial statements.

11.	Shareholders’ equity and dividend restrictions

The Company’s insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. In 2005, MGIC can pay $177.7 million of dividends under these restrictions. The other insurance subsidiaries of the Company can pay $3.0 million of dividends to the Company without such regulatory approval.

Certain of the Company’s non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company’s ability to pay dividends.

In 2004, 2003 and 2002, the Company paid dividends of $22.0 million, $11.1 million and $10.4 million, respectively, or $0.225 per share in 2004, $0.1125 in 2003 and $0.10 in 2002.

The principles used in determining statutory financial amounts differ from GAAP, primarily for the following reasons:

Under statutory accounting practices, mortgage guaranty insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned. Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. Changes in contingency loss reserves impact the statutory statement of operations. Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact GAAP operations.

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

Under statutory accounting practices, the Company’s share of the net income or loss of its investments in joint ventures is credited directly to statutory surplus. Under GAAP, income from joint ventures is shown separately, net of tax, on the statement of operations.

The statutory net income, equity and the contingency reserve liability of the insurance subsidiaries (excluding the non- insurance companies) are as follows:

Year Ended	Net		Contingency
December 31,	Income	Equity	Reserve
	(In thousands of dollars)
2004	$179,623	$1,840,084	$4,234,157
2003	286,473	1,699,295	3,800,265
2002	296,595	1,634,707	3,521,100

The Company has 1991 and 2002 stock incentive plans. When the 2002 plan was adopted in 2002, no further awards could be made under the 1991 plan. The maximum number of shares covered by awards under the 2002 plan is the total of 10 million shares plus the number of shares covered by awards under the 1991 plan that were outstanding on March 1, 2002 that are subsequently forfeited and the number of shares that must be purchased at a purchase price of not less than the fair market value of the shares as a condition to the award of restricted stock under the 2002 plan. The maximum number of shares of restricted stock that can be awarded under the 2002 plan is 1 million shares. Both plans provide for the award of stock options with maximum terms of 10 years and for the grant of restricted stock, and the 2002 plan also provides for the grant of stock appreciation rights. The exercise price of options is the closing price of the common stock on the New York Stock Exchange on the date of grant. The vesting provisions of options and restricted stock are determined at the time of grant. Directors may receive awards under the 2002 plan and were eligible for awards of restricted stock under the 1991 plan.

A summary of option activity in the stock incentive plans during 2002, 2003 and 2004 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option
Outstanding, December 31, 2001	$43.56	3,337,687

Granted	63.86	818,000
Exercised	34.46	(516,828)
Forfeited or expired	49.32	(51,300)

Outstanding, December 31, 2002	49.42	3,587,559

Granted	43.70	606,000
Exercised	30.15	(168,780)
Forfeited or expired	55.08	(121,880)

Outstanding, December 31, 2003	49.19	3,902,899

Granted	68.20	612,000
Exercised	43.69	(787,678)
Forfeited or expired	54.94	(191,800)

Outstanding, December 31, 2004	$53.39	3,535,421

The exercise price of the options granted in 2002, 2003 and 2004 was equal to the market value of the stock on the date of grant. The options are exercisable between one and ten years after the date of grant.

Information about restricted stock granted during 2002, 2003 and 2004 is as follows:

	Year Ended December 31,
	2004	2003	2002
Shares granted	274,869	298,674	95,638

Weighted average grant date fair market value	$68.08	$43.44	$64.33

For the year ended December 31, 2004, approximately 81 thousand shares of restricted stock became vested and approximately 35 thousand shares of restricted stock were forfeited. At December 31, 2004, 8,634,001 shares were available for future grant under the 2002 stock incentive plan. Of the shares available for future grant, only 480,336 are available for restricted stock awards.

For purposes of determining the pro forma net income disclosure in Note 2, the fair value of these options was estimated at grant date using the binomial option pricing model for the 2004 options and the Black-Scholes model for prior years with the following weighted average assumptions for each year:

	Grants Issued in Year Ended December 31,
	2004	2003	2002
Risk free interest rate	3.27%	2.91%	4.51%
Expected life	5.50 years	4.87 years	5.0 years
Expected volatility	30.20%	29.40%	41.96%
Expected dividend yield	0.25%	0.25%	0.24%
Fair value of each option	$21.68	$13.12	$27.15

The following is a summary of stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Remaining	Average		Average
Exercise		Average	Exercise		Exercise
Price Range	Shares	Life (years)	Price	Shares	Price
$30.25-$47.31	1,789,571	5.2	$43.08	889,351	$41.56
$53.70-$68.63	1,745,850	7.3	$63.96	575,950	$61.69

Total	3,535,421	6.2	$53.39	1,465,301	$49.47

At December 31, 2003 and 2002, option shares of 1,754,929 and 1,539,559 were exercisable at an average exercise price of $45.88 and $41.62, respectively. The Company also granted an immaterial amount of equity instruments other than options and restricted stock during 2002, 2003 and 2004.

Under terms of the Company’s Shareholder Rights Agreement each outstanding share of the Company’s Common Stock is accompanied by one Right. The “Distribution Date” occurs ten days after an announcement that a person has become the beneficial owner (as defined in the Agreement) of the Designated Percentage of the Company’s Common Stock (the date on which such an acquisition occurs is the “Shares Acquisition Date” and a person who makes such an acquisition is an “Acquiring Person”), or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in ownership by a person of 15 percent or more of the Common Stock. The Designated Percentage is 15% or more, except that for certain investment advisers and investment companies advised by such advisers, the Designated Percentage is 20% or more if certain conditions are met. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-half of one share of the Company’s Common Stock at a Purchase Price of $225 per full share (equivalent to $112.50 for each one-half share), subject to adjustment. If there is an Acquiring Person, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of shares of Common Stock of the Company (or if after the Shares Acquisition Date, the Company is acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on July 22, 2009, subject to extension. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

12.	Leases

The Company leases certain office space as well as data processing equipment and autos under operating leases that expire during the next six years. Generally, all rental payments are fixed.

Total rental expense under operating leases was $8.0 million, $8.2 million and $7.4 million in 2004, 2003 and 2002, respectively.

At December 31, 2004, minimum future operating lease payments are as follows (in thousands of dollars):

2005	$4,979
2006	2,835
2007	2,034
2008	1,196
2009 and thereafter	547

Total	$11,591

13.	Litigation and contingencies

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including the Company’s MGIC subsidiary, have been involved in litigation alleging violations of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. There can be no assurance that MGIC will not be subject to future litigation under RESPA or FCRA.

Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the years ended December 31, 2004, 2003 or 2002.

See note 10 for a description of federal income tax contingencies.

14	Unaudited quarterly financial data

	Quarter				2004
2004	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share data)
Net premiums written	$329,062	$319,126	$320,803	$336,426	$1,305,417
Net premiums earned	341,516	331,128	324,224	332,560	1,329,428
Investment income, net of expenses	53,141	52,314	54,187	55,411	215,053
Losses incurred, net	190,677	154,073	169,802	186,447	700,999
Underwriting and other expenses	67,314	72,723	68,782	69,967	278,786
Net income	130,073	154,524	134,069	134,520	553,186
Earnings per share (a):
Basic	1.32	1.57	1.37	1.40	5.67
Diluted	1.31	1.56	1.36	1.39	5.63

	Quarter				2003
2003	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share data)
Net premiums written	$341,566	$320,522	$346,612	$355,931	$1,364,631
Net premiums earned	332,156	337,135	346,605	350,115	1,366,011
Investment income, net of expenses	51,083	50,314	50,049	51,435	202,881
Losses incurred, net	142,211	173,120	220,726	229,971	766,028
Underwriting and other expenses	74,283	79,221	76,800	72,169	302,473
Net income	141,110	143,777	105,129	103,863	493,879
Earnings per share (a):
Basic	1.42	1.46	1.07	1.05	5.00
Diluted	1.42	1.46	1.06	1.05	4.99

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of MGIC Investment Corporation:

We have completed an integrated audit of MGIC Investment Corporation and Subsidiaries’ December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 11, 2005

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls

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

Management’s Report on Internal Control Over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

     PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, has audited and issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report is included at the end of Item 8 of this Annual Report.

Changes in Internal Control during the Fourth Quarter

     There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     This information (other than on the executive officers) will be included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

     The Company intends to disclose on its website any waivers and amendments to its Code of Business Conduct that are required to be disclosed under Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

     This information will be included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders and, other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission, is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     This information, other than information regarding equity compensation plans required by Item 201 (d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, and is hereby incorporated by reference.

     The table below sets forth certain information, as of December 31, 2004, about options outstanding under the Company’s 1991 Stock Incentive Plan (the “1991 Plan”) and its 2002 Stock Incentive Plan (the “2002 Plan”). Other than under these plans, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement of the Company. The Company has no compensation plan under which its equity securities may be issued that has not been approved by shareholders. Share units issued under the Deferred Compensation Plan for Non-Employee Directors, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)	(b)	(c)
Weighted
		Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining Available
	to be Issued Upon	Outstanding	Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	3,535,421	$53.39	8,634,001	*
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	3,535,421	$53.39	8,634,001	*

*All of these shares are available under the 2002 Plan. The 2002 Plan provides that the number of shares covered by awards under the 1991 Plan that were outstanding on March 1, 2002 and that are subsequently forfeited are available under the 2002 Plan. The amount in column (c) includes such shares that had been forfeited as of December 31, 2004. In addition, the 2002 Plan provides that the number of shares available is increased by the number of shares that must be purchased at a purchase price of not less than fair market value as a condition to the award of restricted stock. The 2002 Plan limits the number of shares awarded as restricted stock or deliverable under restricted stock units to 1,000,000 shares, of which 480,336 shares remained available at December 31, 2004.

Item 13. Certain Relationships and Related Transactions.

     To the extent applicable, this information will be included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     This information will be included in the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     1. Financial statements. The following financial statements are filed in Item 8 of this Annual Report on Form 10-K:

Report of independent registered public accounting firm

Consolidated statements of operations for each of the three years in the period ended December 31, 2004

Consolidated balance sheets at December 31, 2004 and 2003

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2004

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2004

Notes to consolidated financial statements

     2. Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Report of independent registered public accounting firm on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2004:

Schedule I- Summary of investments, other than investments in related parties

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2005.

MGIC INVESTMENT CORPORATION

By	/s/ Curt S. Culver Curt S. Culver Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title

/s/ Curt S. Culver	/s/ David S. Engelman

Curt S. Culver Chairman of the Board, President, Chief Executive Officer and Director	David S. Engelman, Director
/s/ Thomas M. Hagerty

Thomas M. Hagerty, Director
/s/ J. Michael Lauer	/s/ Kenneth M. Jastrow, II

J. Michael Lauer Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Kenneth M. Jastrow, II, Director /s/ Daniel P. Kearney

Daniel P. Kearney, Director
/s/ Joseph J. Komanecki	/s/ Michael E. Lehman

Joseph J. Komanecki Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	Michael E. Lehman, Director
/s/ James A. Abbott	/s/ William A. McIntosh

James A. Abbott, Director	William A. McIntosh, Director
/s/ Mary K. Bush	/s/ Leslie M. Muma

Mary K. Bush, Director	Leslie M. Muma, Director
/s/ Karl E. Case
Karl E. Case, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors
of MGIC Investment Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting, referred to in our report dated March 11, 2005 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 11, 2005

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2004

			Amount at
	Amortized	Fair	which shown in
Type of Investment	Cost	Value	the balance sheet
	(In thousands of dollars)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$611,465	$617,122	$617,122
States, municipalities and political subdivisions	4,351,789	4,535,690	4,535,690
Foreign governments	16,079	16,433	16,433
Public utilities	2,095	2,338	2,338
All other corporate bonds	238,370	242,079	242,079

Total fixed maturities	5,219,798	5,413,662	5,413,662
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	5,326	5,326	5,326

Total equity securities	5,326	5,326	5,326

Short-term investments	163,639	163,639	163,639

Total investments	$5,388,763	$5,582,627	$5,582,627

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2004 and 2003

	2004	2003
	(In thousands of dollars)
ASSETS
Investment portfolio, at fair value:
Fixed maturities	$2,781	$11,164
Cash and short-term investments	15,574	18,226

Total investment portfolio	18,355	29,390
Investment in subsidiaries, at equity in net assets	4,767,631	4,377,133
Accounts receivable — affiliates	274	—
Income taxes receivable — affiliates	1,060	7,797
Accrued investment income	62	213
Other assets	9,985	3,706

Total assets	$4,797,367	$4,418,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Short- and long-term debt	$639,263	$599,645
Accounts payable — affiliates	—	57
Other liabilities	14,465	21,635

Total liabilities	653,728	621,337
Shareholders’ equity (note B):
Common stock, $1 par value, shares authorized 300,000,000; shares issued 2004 - 122,324,295; 2003 - 121,587,417; outstanding 2004 - 96,260,864; 2003 - 98,412,844	122,324	121,587
Paid-in capital	270,450	239,485
Treasury stock (shares at cost, 2004 - 26,063,431; 2003 - 23,174,573)	(1,313,473)	(1,115,969)
Accumulated other comprehensive income, net of tax	123,383	140,651
Retained earnings	4,940,955	4,411,148

Total shareholders’ equity	4,143,639	3,796,902

Total liabilities and shareholders’ equity	$4,797,367	$4,418,239

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands of dollars)
Revenues:
Equity in undistributed net income of subsidiaries	$416,385	$288,305	$487,660
Dividends received from subsidiaries	162,900	232,023	164,653
Investment income, net	1,240	645	2,338
Realized investment gains, net	4	—	42

Total revenues	580,529	520,973	654,693

Expenses:
Operating expenses	272	228	1,313
Interest expense	41,124	41,107	36,640

Total expenses	41,396	41,335	37,953

Income before tax	539,133	479,638	616,740

Credit for income tax	(14,053)	(14,241)	(12,451)

Net income	553,186	493,879	629,191

Other comprehensive (loss) income, net	(17,268)	(7,257)	101,264

Comprehensive income	$535,918	$486,622	$730,455

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$553,186	$493,879	$629,191
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(416,385)	(288,305)	(487,660)
Increase in accounts receivable — affiliates	(331)	—	—
Decrease (increase) in income taxes receivable	6,737	(4,723)	(177)
Decrease (increase) in accrued investment income	151	(206)	80
(Increase) decrease in other assets	(6,279)	2,637	(1,072)
Decrease (increase) in other liabilities	(7,170)	(6,031)	2,664
Other	31,528	18,950	12,190

Net cash provided by operating activities	161,437	216,201	155,216

Cash flows from investing activities:
Transactions with subsidiaries	(15,199)	(9,479)	(12,160)
Purchase of fixed maturities	(2,078)	(10,000)	(99,604)
Sale of fixed maturities	10,417	294	100,291

Net cash used in investing activities	(6,860)	(19,185)	(11,473)

Cash flows from financing activities:
Dividends paid to shareholders	(22,032)	(11,124)	(10,358)
Proceeds from issuance of long-term debt	—	—	199,992
Net proceeds from (repayment of) short-term debt	37,804	(78,873)	2,095
Reissuance of treasury stock	2,633	305	6,179
Repurchase of common stock	(205,014)	(94,134)	(373,070)
Common stock issued	29,380	4,856	10,825

Net cash used in financing activities	(157,229)	(178,970)	(164,337)

Net (decrease) increase in cash and short-term investments	(2,652)	18,046	(20,594)
Cash and cash equivalents at beginning of year	18,226	180	20,774

Cash and cash equivalents at end of year	$15,574	$18,226	$180

See accompanying notes to Parent Company condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

SUPPLEMENTARY NOTES

Note A

     The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

Note B

     The Company’s insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. In 2005, MGIC can pay $177.7 million of dividends under these restrictions. The other insurance subsidiaries of the Company can pay $3.0 million of dividends without such regulatory approval.

     Certain of the Company’s non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company’s ability to pay dividends.

     In 2004, 2003 and 2002, the Company paid dividends of $22.0 million, $11.1 million and $10.4 million, respectively, or $0.225 per share in 2004, and $0.1125 in 2003 and $0.10 in 2002.

MGIC INVESTMENT CORPORATION

SCHEDULE IV — REINSURANCE

MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2004, 2003 and 2002

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
	(In thousands of dollars)
Year ended December 31,
2004	$1,445,321	$116,226	$333	$1,329,428	0.0%

2003	$1,484,249	$118,465	$227	$1,366,011	0.0%

2002	$1,296,548	$114,898	$448	$1,182,098	0.0%

INDEX TO EXHIBITS

[Item 15(a)3]

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)

3.2	Amended and Restated Bylaws(2)

4.1	Article 6 of the Articles of Incorporation (included within Exhibit 3.1)

4.2	Amended and Restated Bylaws (included as Exhibit 3.2)

4.3	Rights Agreement, dated as of July 22, 1999, between MGIC Investment Corporation and Firstar Bank Milwaukee, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common shares(3)

4.3.1	First Amendment to Rights Agreement, dated as of October 28, 2002, between the Company and U.S. Bank National Association(4)

4.3.2	Second Amendment to Rights Agreement, dated as of October 28, 2002, between the Company and Wells Fargo Bank Minnesota, National Association (as successor Rights Agent to U.S. Bank National Association)(5)

4.3.3	Third Amendment to Rights Agreement, dated as of May 14, 2004, between the Company and Wells Fargo Bank Minnesota, National Association(6)

4.4	Indenture, dated as of October 15, 2000, between the Company and Bank One Trust Company, National Association, as Trustee(7) [The Company is a party to various other agreements with respect to its long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 602(b) (4) (iii) (A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan(8)

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan(9)

Exhibit
Number	Description of Exhibit
10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan(10)

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan(11)

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan(12)

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan(13)

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.(14)

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan(15)

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan(16)

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan(17)

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan(18)

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan(19)

10.6	Executive Bonus Plan

10.7	Supplemental Executive Retirement Plan(20)

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(21)

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(22)

Exhibit
Number	Description of Exhibit
10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(23)

10.11	Form of Key Executive Employment and Severance Agreement.(24)

10.12	Form of Agreement Not to Compete(25)

10.13	Other Compensation Agreements with Executive Officers and Directors

11	Statement re: computation of per share earnings

21	Direct and Indirect Subsidiaries and Joint Ventures(26)

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”).

     Supplementary List of the above Exhibits which relate to management contracts or compensatory plans or arrangements:

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under
2002 Stock Incentive Plan

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock
Unit Agreement

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan

10.6	Executive Bonus Plan

10.7	Supplemental Executive Retirement Plan.

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.11	Form of Key Executive Employment and Severance Agreement

10.12	Form of Agreement Not to Compete

10.13	Other Compensation Agreements with Executive Officers and Directors

     The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: the Company’s Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997, 1999, 2001, 2002, or 2003 (the “1993 10-K,” “1994 10-K,” “1997 10-K,” “1999 10-K,” “2001 10-K,” “2002 10-K” and “2003 10-K,” respectively); to the Company’s Quarterly Reports on Form 10-Q for the Quarters ended June 30, 1994 or 1998 or September 30, 2002 or 2004 (the “June 30, 1994 10-Q,” “June 30, 1998 10-Q,” “September 30, 2002 10-Q”and September 30, 2004 10-Q,” respectively); to the Company’s registration Statement Form 8-A filed July 27, 1999 (the “8-A”), as amended by Amendment No. 1 filed

October 29, 2002 (the “8-A/A-No. 1”) and by Amendment No. 2 filed May 14, 2004 (the “8-A/A-No. 2”); to the Company’s Current Reports on Form 8-K dated October 17, 2000 (the “October 2000 8-K”) and February 1, 2005 (the “February 2005 8-K”); or to the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

(1) Exhibit 3 to the June 30, 1998 10-Q.

(2) Exhibit 3 to the September 30, 2004 10-Q.

(3) Exhibit 4.1 to the 8-A.

(4) Exhibit 4.2 to the 8-A/A-No. 1.

(5) Exhibit 4.3 to the 8-A/A-No. 1.

(6) Exhibit 4.4 to the 8-A/A-No. 2.

(7) Exhibit 4.1 to the October 2000 8-K.

(8) Exhibit 10.1 to the 2002 10-K.

(9) Exhibit 10.1.1 to the 2002 10-K.

(10) Exhibit 10.2 to the 2002 10-K.

(11) Exhibit 10.2.1 to the 2002 10-K.

(12) Exhibit 10.7 to the 1999 10-K.

(13) Exhibit A to the 2002 Proxy Statement.

(14) Exhibit 10.9 to the 1999 10-K.

(15) Exhibit 10.4.1 to the 2001 10-K.

(16) Exhibit 10.4.2 to the 2001 10-K.

(17) Exhibit 10.10 to the 1999 10-K.

(18) Exhibit 10.5.1 to the 2001 10-K.

(19) Exhibit 10.5.2 to the 2001 10-K.

(20) Exhibit 10.7 to the 2003 10-K.

(21) Exhibit 10 to the September 30, 2002 10-Q.

(22) Exhibit 10.24 to the 1993 10-K.

(23) Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

(24) Exhibit 10.17 to the 1999 10-K.

(25) Exhibit 10.3 to the February 2005 8-K.

(26) Exhibit 21 to the 2003 10-K.