Form 10-Q
period 2005-03-31
MGIC INVESTMENT CORP
filed 2005-05-10
CIK 876437

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☑	NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☑	NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	4/30/05	94,374,078

MGIC INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 2005 (Unaudited) and December 31, 2004

	March 31,	December 31,
	2005	2004
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities	$5,476,635	$5,413,662
Equity securities	5,326	5,326
Short-term investments	185,065	163,639

Total investment portfolio	5,667,026	5,582,627

Cash	2,031	2,829
Accrued investment income	63,960	67,255
Reinsurance recoverable on loss reserves	16,233	17,302
Prepaid reinsurance premiums	6,344	6,836
Premiums receivable	87,485	95,396
Home office and equipment, net	33,954	36,382
Deferred insurance policy acquisition costs	26,663	27,714
Investments in joint ventures	406,719	414,309
Other assets	134,063	130,041

Total assets	$6,444,478	$6,380,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,134,100	$1,185,594
Unearned premiums	139,101	143,433
Short- and long-term debt (note 2)	655,215	639,303
Income taxes payable	154,575	109,741
Other liabilities	163,806	158,981

Total liabilities	2,246,797	2,237,052

Contingencies (note 3)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 3/31/05 - 122,366,592 12/31/04 - 122,324,295; shares outstanding, 3/31/05 - 95,573,151 12/31/04 - 96,260,864	122,367	122,324
Paid-in capital	257,298	270,450
Treasury stock (shares at cost, 3/31/05 - 26,793,441 12/31/04 - 26,063,431)	(1,364,438)	(1,313,473)
Accumulated other comprehensive income, net of tax	66,691	123,383
Retained earnings	5,115,763	4,940,955

Total shareholders’ equity	4,197,681	4,143,639

Total liabilities and shareholders’ equity	$6,444,478	$6,380,691

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$342,287	$358,170
Assumed	202	17
Ceded	(30,250)	(29,125)

Net premiums written	312,239	329,062
Decrease in unearned premiums, net	3,840	12,454

Net premiums earned	316,079	341,516
Investment income, net of expenses	57,003	53,141
Realized investment gains, net	1,565	9,321
Other revenue	10,261	11,461

Total revenues	384,908	415,439

Losses and expenses:
Losses incurred, net	98,866	190,677
Underwriting and other expenses, net	67,895	67,314
Interest expense	10,722	10,248

Total losses and expenses	177,483	268,239

Income before tax and joint ventures	207,425	147,200
Provision for income tax	59,660	40,131
Income from joint ventures, net of tax	34,248	23,004

Net income	$182,013	$130,073

Earnings per share (note 4):
Basic	$1.91	$1.32

Diluted	$1.90	$1.31

Weighted average common shares outstanding - diluted (shares in thousands, note 4)	95,784	99,174

Dividends per share	$0.0750	$0.0375

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$182,013	$130,073
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	5,632	5,454
Increase in deferred insurance policy acquisition costs	(4,581)	(5,152)
Depreciation and amortization	4,519	4,627
Decrease in accrued investment income	3,295	1,823
Decrease in reinsurance recoverable on loss reserves	1,069	893
Decrease in prepaid reinsurance premiums	492	239
Decrease in premium receivable	7,911	17,632
(Decrease) increase in loss reserves	(51,494)	48,137
Decrease in unearned premiums	(4,332)	(12,694)
Increase in income taxes payable	44,834	65,652
Equity earnings in joint ventures	(49,872)	(33,027)
Distributions from joint ventures	60,375	41,550
Other	36,503	(20,812)

Net cash provided by operating activities	236,364	244,395

Cash flows from investing activities:
Purchase of fixed maturities	(289,505)	(942,035)
Additional investment in joint ventures	(1,760)	(4,085)
Sale of equity securities	616	1,604
Proceeds from sale of fixed maturities	85,089	669,429
Proceeds from maturity of fixed maturities	49,372	63,771

Net cash used in investing activities	(156,188)	(211,316)

Cash flows from financing activities:
Dividends paid to shareholders	(7,201)	(3,696)
Net proceeds from short-term debt	14,947	208
Reissuance (return) of treasury stock	570	(365)
Repurchase of common stock	(68,567)	(26,654)
Common stock issued	703	17,776

Net cash used in financing activities	(59,548)	(12,731)

Net increase in cash and short-term investments	20,628	20,348
Cash and short-term investments at beginning of period	166,468	161,346

Cash and short-term investments at end of period	$187,096	$181,694

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1 – Basis of presentation and summary of certain significant accounting policies

     The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the “Company”) and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for that year.

     The accompanying consolidated financial statements have not been audited by independent auditors in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

Stock-based compensation

     The Company has certain stock-based compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted or modified on or after January 1, 2003. The adoption of SFAS No. 123 did not have a material effect on the Company’s results of operations or its financial position. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under the Company’s plans generally vest over periods ranging from one to five years. The cost related to stock-based employee compensation included in the determination of net income for 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended
	2005	2004
	(in thousands of dollars,
	except per share data)
Net income, as reported	$182,013	$130,073

Add stock-based employee compensation expense included in reported net income, net of tax	2,522	1,758

Deduct stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,622)	(2,325)

Pro forma net income	$180,913	$129,506

Earnings per share:
Basic, as reported	$1.91	$1.32

Basic, pro forma	$1.90	$1.31

Diluted, as reported	$1.90	$1.31

Diluted, pro-forma	$1.89	$1.31

New Accounting Standards

     The guidance contained in EITF 03-1 has been delayed by FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1 ‘The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”’. The delay of the effective date will be superseded with the final issuance of proposed FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” which was subject to comments through October 29, 2004. As a result of the comments received, the FASB will reconsider EITF 03-1 in its entirety, therefore the impact of FSP EITF 03-1-a on the Company’s financial position or results of operations cannot be determined at this time. Under the proposed guidance, it may be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under existing accounting standards.

     In December 2004 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, “Share-Based Payment”. This statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. The fair value recognition provisions of FASB No 123 were voluntarily adopted by the Company in 2003 prospectively to all employee awards granted or modified on or after January 1, 2003 under FASB No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The adoption did not have a material effect on the Company’s results of operations or its financial position. FASB No. 123R requires that the compensation cost relating to share-based payment transactions be measured based on the fair value of the equity or liability instrument issued and be recognized in the financial statements of the company. In April 2005 the effective date of this statement was delayed. FAS 123R is now effective for annual reporting periods that begin after June 15, 2005. The statement will be adopted by the Company beginning January 1, 2006 under the modified prospective method. The adoption will not have a material effect on the Company’s results of operations or its financial position.

Note 2 – Short- and long-term debt

     The Company has a $285 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At March 31, 2005 and 2004, the Company had $155.5 million and $100.5 million in commercial paper outstanding with a weighted average interest rate of 2.85% and 1.10%, respectively.

     In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was due to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At March 31, 2005, the Company met these requirements. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $144.5 million at March 31, 2005.

     The Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at March 31, 2005 and 2004. The Company intends to refinance the $300 million of Senior Notes due in October through the issuance of senior debt. In March 2005, the Company obtained a bank commitment for a credit facility of $300 million expiring on the earlier of 364 days from the closing date of the facility or the repayment of the 7.5% Senior Notes. The Company intends to draw upon this facility to refinance these Senior Notes if they cannot otherwise be refinanced. At March 31, 2005 and 2004, the market value of the outstanding debt was $667.3 million and $641.7 million, respectively.

     Interest payments on all long-term and short-term debt were $8.6 million and $7.7 million for the three months ended March 31, 2005 and 2004, respectively.

     In March 2005, a swap designated as a cash flow hedge was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.07% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at March 31, 2005 and 2004 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     Expense on the interest rate swaps for the three months ended March 31, 2005 and 2004 of approximately $0.5 million and $0.9 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

Note 3 – Litigation and contingencies

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

     Spokesmen for insurance commissioners in Colorado and North Carolina have been publicly reported as saying that those commissioners are considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews. The anti-referral fee provisions of RESPA provide that HUD as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While the Company believes its captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on the Company or the mortgage insurance industry.

     Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the three months ended March 31, 2005 and 2004.

Note 4 – Earnings per share

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

	Three Months Ended
	March 31,
	2005	2004
	(Shares in thousands)
Weighted average shares - Basic	95,265	98,674
Common stock equivalents	519	500

Weighted average shares - Diluted	95,784	99,174

Note 5 – Comprehensive income

     The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands of dollars)
Net income	$182,013	$130,073
Other comprehensive (loss) income	(56,692)	8,399

Total comprehensive income	$125,321	$138,472

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains and losses	$711	$(111)
Amortization of deferred losses on derivatives	203	270
Change in unrealized gains and losses on investments	(58,356)	9,263
Other	750	(1,023)

Other comprehensive (loss) income	$(56,692)	$8,399

     At March 31, 2005, accumulated other comprehensive income of $66.7 million included $67.7 million of net unrealized gains on investments and ($1.0) million relating to derivative financial instruments. At December 31, 2004, accumulated other comprehensive income of $123.4 million included $126.0 million of net unrealized gains on investments, ($1.9) million relating to derivative financial instruments and ($0.7) million relating to the accumulated other comprehensive loss of the Company’s joint venture investment.

Note 6 – Benefit Plans

     The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	March 31,
			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
		(In thousands of dollars)
Service cost	$2,210	$2,491	$919	$946
Interest cost	2,371	2,250	984	954
Expected return on plan assets	(3,355)	(2,590)	(560)	(430)
Recognized net actuarial loss (gain)	—	379	127	187
Amortization of transition obligation	—	—	71	133
Amortization of prior service cost	185	183	—	—

Net periodic benefit cost	$1,411	$2,713	$1,541	$1,790

     The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute approximately $10.9 million and $4.9 million, respectively, to its pension and postretirement plans in 2005. As of March 31, 2005, no contributions have been made.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Business and General Environment

     The Company, through its subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”), is the leading provider of private mortgage insurance in the United States to the home mortgage lending industry. The Company’s principal products are primary mortgage insurance and pool mortgage insurance. Primary mortgage insurance may be written through the flow market channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk market channel, in which portfolios of loans are individually insured in single, bulk transactions.

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

     Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained under “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:

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

     The operating expenses of the Company generally vary primarily due to contract underwriting volume, which in turn generally varies with the level of mortgage origination activity. Contract underwriting generates fee income included in “Other revenue.”

     The Company’s results of operations are also affected by income from joint ventures. Joint venture income principally consists of the aggregate results of the Company’s investment in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”).

     C-BASS: C-BASS is primarily an investor in the credit risk of credit-sensitive single-family residential mortgages. It finances these activities through borrowings included on its balance sheet and by securitization activities generally conducted through off-balance sheet entities. C-BASS generally retains the first-loss and other subordinate securities created in the securitization. The loans owned by C-BASS and underlying C-BASS’s mortgage securities investments are serviced by Litton Loan Servicing LP, a subsidiary of C-BASS (“Litton”). Litton’s servicing operations primarily support

C-BASS’s investment in credit risk, and investments made by funds managed or co-managed by C-BASS, rather than generating fees for servicing loans owned by third-parties.

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

Servicing revenue is a function of the unpaid principal balance of mortgage loans serviced and servicing fees and charges. The unpaid principal balance of mortgage loans serviced by Litton is affected by mortgages acquired by C-BASS because servicing on subprime and other mortgages acquired is generally transferred to Litton. Litton also services or provides special servicing on loans in mortgage securities owned by funds managed or co-managed by C-BASS. Litton also may obtain servicing on loans in third party mortgage securities acquired by C-BASS or when the loans become delinquent by a specified number of payments (known as “special servicing”).

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

Amortization is the recovery of the cost to purchase the receivable portfolios. Amortization expense is a function of estimated collections from the portfolios over their estimated lives. If estimated collections cannot be reasonably predicted, cost is fully recovered before any net revenue (the difference between revenues from a receivable portfolio and that portfolio’s amortization) is recognized.

•	Costs of collection, which include servicing fees paid to third parties to collect receivables.

2005 First Quarter Results

     The Company’s results of operations in the first three months of 2005 were principally affected by:

•	Losses incurred

     Losses incurred for the first quarter of 2005 decreased compared to the same period in 2004 primarily due to a larger decrease in the delinquency inventory, as well as smaller increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims when compared to the prior period.

•	Premiums written and earned

     During the first quarter of 2005, the Company’s written and earned premiums were lower than in the first quarter of 2004 due to a decline in the average insurance in force.

•	Investment income

     During the first quarter of 2005, investment income was higher than in the first quarter of 2004 due to an increase in the portfolio, as well as a slight increase in the pre-tax yield.

•	Underwriting and other expenses

     Underwriting and other expenses in the first quarter of 2005 were comparable to the same period in 2004.

•	Income from joint ventures

     Income from joint ventures increased in the first quarter of 2005 compared to the same period in 2004 due to higher income from each of Sherman and C-BASS.

     The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF CONSOLIDATED OPERATIONS

     As discussed under “Risk Factors” below, actual results may differ materially from the results contemplated by forward looking statements. The Company is not undertaking any obligation to update any forward looking statements it may make in the following discussion or elsewhere in this document.

NIW

     The amount of MGIC’s NIW (this term is defined in the “Overview-Business and General Environment” section) during the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,
	($ billions)
	2005	2004
Flow NIW	$8.9	$10.8
Bulk NIW	2.5	2.1

Total NIW	$11.4	$12.9

Refinance volume as a % of primary flow NIW	33%	36%

     The decrease in NIW on a flow basis was primarily the result of continued market growth for structured transactions that offer alternatives to mortgage insurance, as well as a decrease in refinance volume. Refinance volume in turn is driven by changes in interest rates as discussed with respect to cancellations below. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below. The Company expects new insurance written for the last three quarters of 2005 to be lower than for the comparable period in 2004.

Cancellations and insurance in force

     NIW and cancellations of primary insurance in force during the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended
	March 31,
	2005	2004
	($ billions)
NIW	$11.4	$12.9
Cancellations	(16.4)	(17.2)

Change in primary insurance in force	$(5.0)	$(4.3)

     Direct primary insurance in force was $172.1 billion at March 31, 2005 compared to $177.1 billion at December 31, 2004 and $185.3 billion at March 31, 2004.

     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) of 59.7% at March 31, 2005 decreased slightly from 60.2% at December 31, 2004 and increased from 51.0% at March 31, 2004. The Company expects modest improvement in the persistency rate for the remainder of 2005, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late April 2005.

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

     The Company continued to face competition from other mortgage insurers which adversely affected the competitiveness of the mortgage insurance execution during the first quarter of 2005. As it has in past quarters, the Company priced the bulk business written in the first quarter of 2005 to generate acceptable returns; there can be no assurance, however, that the assumptions underlying the premium rates will achieve this objective.

     NIW for bulk transactions increased from $2.1 billion during the first quarter of 2004 to $2.5 billion in the first quarter of 2005, although NIW written through the bulk channel in the first quarter of 2005 was below the level of the second through fourth quarters of 2004 ($2.9 billion, $6.0 billion and $4.8 billion, respectively).

Pool insurance

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended March 31, 2005 and 2004 was $48 million and $47 million, respectively. The Company’s direct pool risk in force was $3.1 billion, $3.0 billion and $2.9 billion at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. These risk amounts are contractual aggregate loss limits and for contracts without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. At March 31, 2005 and 2004, there was $5.1 billion and $5.0 billion, respectively, of risk without such limits for which risk in force was calculated on this basis at $438 million and $367 million, respectively. During the three months ended March 31, 2005 and 2004, new risk written calculated on this basis was $20 million and $14 million, respectively.

Net premiums written and earned

     Net premiums written and earned during the first quarter of 2005 decreased due to a decline in the average insurance in force, when compared to the same period in 2004. The Company expects the average insurance in force during the remainder of 2005 will be lower than during the comparable period in 2004. As a result, the Company anticipates that net premiums written and earned in the remaining quarters of 2005 will be lower than the comparable periods in 2004.

Risk sharing arrangements

     For the quarter ended December 31, 2004, approximately 48.5% of the Company’s new insurance written on a flow basis was subject to captive reinsurance arrangements with subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 51.2% for the quarter ended March 31, 2004. (New insurance written through the bulk channel is not subject to risk sharing arrangements.) The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured. See also the second paragraph of “The mortgage insurance industry is subject to the risk of private litigation and regulatory proceedings” under “Risk Factors” below.

Investment income

     Investment income for the first quarter of 2005 increased due to an increase in the amortized cost of average invested assets to $5.5 billion for the first quarter of 2005 from $5.1 billion for the first quarter of 2004, as well as a slight increase in the average investment yield. The portfolio’s average pre-tax investment yield was 4.3% at March 31, 2005 and 4.2% at March 31, 2004. The portfolio’s average after-tax investment yield was 3.8% at March 31, 2005 and 3.7% at March 31, 2004. The Company’s net realized gains in the first quarter of 2005 and 2004 resulted primarily from the sale of fixed maturities. As discussed in Note 1 – New Accounting Standards, the impact of the final issuance of proposed FSP EITF 03-1-a cannot be determined at this time. Under the proposed guidance, it may be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under the existing accounting standard.

Other revenue

     The slight decrease in other revenue is primarily the result of decreased revenue from non-insurance operations.

Losses

     As discussed in “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, consistent with industry practices, loss reserves for future claims are established only for loans that are currently delinquent. (The terms “delinquent” and “default” are used interchangeably by the Company and are defined as an insured loan with a mortgage payment that is 45 days or more past due.) Loss reserves are established by management’s estimating the number of loans in the Company’s inventory of delinquent loans that will not cure their delinquency (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that the Company will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that the Company will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets.

     Net losses incurred decreased in the first quarter of 2005 compared to the same period of 2004 due to a larger decrease in the delinquency inventory, as well as smaller increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims. The average primary claim paid for the three months ended March 31, 2005 was $26,094 compared to $23,972 for the same period in 2004.

     The Company believes that the level of losses incurred in the first quarter of 2005 was in part related to a normal seasonal reduction in delinquencies. The Company expects that incurred losses in the second quarter of 2005 will be above the level of the first quarter.

     Information about the composition of the primary insurance default inventory at March 31, 2005, December 31, 2004 and March 31, 2004 appears in the table below.

	March 31,	December 31,	March 31,
	2005	2004	2004
Total loans delinquent	78,234	85,487	80,869
Percentage of loans delinquent (default rate)	5.71%	6.05%	5.34%

Flow loans delinquent	41,469	44,925	41,636
Percentage of flow loans delinquent (default rate)	3.77%	3.99%	3.52%

Bulk loans delinquent	36,765	40,562	39,233
Percentage of bulk loans delinquent (default rate)	13.59%	14.06%	11.85%

A-minus and subprime credit loans delinquent*	32,545	35,824	32,694
Percentage of A-minus and subprime credit loans delinquent (default rate)	15.66%	16.49%	13.88%

*	A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.

     The pool notice inventory decreased from 25,500 at December 31, 2004 to 23,568 at March 31, 2005; the pool notice inventory was 26,427 at March 31, 2004.

     Information about net losses paid in 2005 and 2004 appears in the table below.

	Three months ended
	March 31,
Net paid claims ($ millions)	2005	2004
Flow	$71	$68
Bulk	58	54
Pool and other	20	20

	$149	$142

     As of March 31, 2005, 83% of the Company’s primary insurance in force was written subsequent to December 31, 2001. On the Company’s flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). The Company expects the period of highest claims frequency on bulk loans will occur earlier than in the historical pattern on the Company’s flow business.

Underwriting and other expenses

     Underwriting and other expenses in the first quarter of 2005 were comparable to the same period in 2004.

Consolidated ratios

     The table below presents the Company’s consolidated loss, expense and combined ratios for the periods indicated.

	Three months ended
	March 31,
Consolidated Insurance Operations:	2005	2004
Loss ratio	31.3%	55.8%

Expense ratio	15.9%	13.7%

Combined ratio	47.2%	69.5%

     The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio (expressed as a percentage) is the ratio of underwriting expenses to net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Income taxes

     The effective tax rate was 28.8% in the first quarter of 2005, compared to 27.3% in the first quarter of 2004. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax preferenced investments. Tax preferenced investments of the Company include tax-exempt municipal bonds, interests in mortgage related securities with flow through characteristics and investments in real estate ventures which generate low income housing credits. The higher effective tax rate in 2005 resulted from a lower percentage of total income before tax being generated from tax preferenced investments, which resulted from higher levels of underwriting income.

Joint ventures

     The Company’s equity in the earnings from the C-BASS and Sherman joint ventures with Radian Group Inc. and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on the Company’s consolidated statement of operations. The increase in income from joint ventures from the first quarter of 2004 to the first quarter of 2005 is primarily the result of increased equity earnings from each of Sherman and C-BASS.

C-BASS

     Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.

Summary Balance Sheet:

	March 31,	December 31,
	2005	2004
	($ millions)
Total Assets	$3,618	$4,009

Total Liabilities	2,976	3,409

Debt*	2,011	2,648

Owners’ Equity	642	600

*	Most of which is scheduled to mature within one year or less.

     Included in total assets and total liabilities at March 31, 2005 and December 31, 2004 are approximately $457 million of assets and the same amount of liabilities from securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above.

Summary Income Statement:

	Three Months Ended
	March 31,
	2005	2004
	($ millions)
Revenues	$147.3	$104.7

Expenses	86.7	59.2

Income before tax	$60.6	$45.5

Company’s share of pretax income	$28.0	$21.4

     The increased contribution from C-BASS in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to an increase in gains from liquidation of mortgage loans, net hedging gains and higher net interest income. Gains on liquidation of whole loans reflects payoff of loans and mortgage insurance payments. C-BASS had net hedging gains on whole loans in the first quarter of 2005, compared to net hedging losses in the first quarter of 2004. Higher net interest income was the result of a higher average portfolio of mortgage loans and higher earnings rate on trust deposits for securities serviced by Litton.

     The Company’s investment in C-BASS on an equity basis at March 31, 2005 was $304.8 million. The Company received $8.5 million in distributions from C-BASS during the first quarter of 2005.

Sherman

     Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.

Summary Balance Sheet:

	March 31,	December 31,
	2005	2004
	($ millions)
Total Assets	$741	$484

Total Liabilities	568	245

Debt	409	143

Members’ Equity	173	239

     In March 2005, Sherman acquired the holding company for First National Bank of Marin (“Bank of Marin”) for a payment of cash and subordinated notes. This acquisition materially increased Sherman’s consolidated assets as well as its debt and financial leverage. In 2004, the Bank of Marin was the 43rd largest credit card issuer in the United States, as measured by the amount of receivables generated. The Bank of Marin’s operations following the acquisition will consist of originating subprime credit cards the receivables from which will be sold to an affiliate of Sherman. The primary regulator of Bank of Marin is the Office of the Comptroller of the Currency (“OCC”). Under the Change in Bank Control Act and the regulations of the OCC, any person who acquires 25% or more of the Company’s voting securities would be deemed to control the Bank of Marin (and, under certain circumstances, any person who acquires 10% or more of the Company’s voting securities might be deemed to control the Bank of Marin) and would be required to seek the approval of the OCC prior to achieving such ownership threshold.

Summary Income Statement:

	Three Months Ended
	March 31,
	2005	2004
	($ millions)
Revenues from receivable portfolios	$218.1	$212.4
Portfolio amortizaton	69.5	113.4

Revenues, net of amortization	148.6	99.0

Other revenue	7.3	8.9

Expenses	100.0	77.7

Income before tax	$55.9	$30.2

Company’s share of pretax income	$23.2	$12.6

     The increased contribution from Sherman was primarily due to increased net revenue from portfolios owned during the 2004 and 2005 periods attributable to continuing collections and lower amortization on those portfolios. The Company’s investment in Sherman on an equity basis at March 31, 2005 was $69.4 million, down from $97.0 million at December 31, 2004 due to a $51.9 million distribution received from Sherman in the first quarter of 2005.

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

Financial Condition

     The Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in 2007 outstanding at March 31, 2005 and December 31, 2004. The Company intends to refinance the $300 million of Senior Notes due in October through the issuance of senior debt. In March 2005, the Company obtained a bank commitment for a credit facility of $300 million expiring on the earlier of 364 days from the closing date of the facility or the repayment of the 7.5% Senior Notes. The Company intends to draw upon this facility to refinance these Senior Notes if they cannot otherwise be refinanced. At March 31, 2005 and 2004, the market value of the Company’s outstanding debt was $667.3 million and $641.7 million, respectively.

     See “Results of Operations–Joint ventures” above for information about the financial condition of C-BASS and Sherman.

     As of March 31, 2005, 80% of the investment portfolio was invested in tax-preferenced securities. In addition, at March 31, 2005, based on book value, the Company’s fixed income securities were approximately 99% invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

     At March 31, 2005, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2005, the effective duration of the Company’s fixed income investment portfolio was 5.6 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.6% change in the market value of the Company’s fixed income portfolio.

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

     The Company has a $285 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At March 31, 2005 and 2004, the Company had $155.5 million and $100.5 million in commercial paper outstanding with a weighted average interest rate of 2.85% and 1.10%, respectively.

     In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was set to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At March 31, 2005, the Company met these requirements. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $144.5 million at March 31, 2005.

     In March 2005, a swap designated as a cash flow hedge was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.07% and receives an interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at March 31, 2005 and 2004 is evaluated quarterly using regression analysis with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

     Expense on the interest rate swaps for the three months ended March 31, 2005 and 2004 of approximately $0.5 million and $0.9 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. For the remainder of 2005 MGIC can pay up to $133 million in dividends at a quarterly rate of approximately $44 million without the approval of the Office of the Commissioner of Insurance of the State of Wisconsin.

     During the first quarter of 2005, the Company repurchased 1.1 million shares of Common Stock under publicly announced programs at a cost of $68.6 million. At March 31, 2005, the Company had authority covering the purchase of an additional 3.5 million shares under these programs. In April 2005 the Company purchased an additional 1.8 million shares at a cost of $105.7 million, a portion of which is subject to adjustment. For additional information regarding stock repurchases during the first quarter of 2005, see Item 2(c) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through March 31, 2005, the Company has repurchased 27.9 million shares under publicly announced programs at a cost of $1.5 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2005, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $52.4 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through March 31, 2005, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     The Company’s consolidated risk-to-capital ratio was 7.5:1 at March 31, 2005 compared to 7.9:1 at December 31, 2004. The decrease was due to an increase in capital and a decrease in risk in force during the first three months of 2005.

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

Risk Factors

Forward-Looking Statements and Risk Factors:

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

     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but also with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender. As discussed under “The mortgage insurance industry is subject to risk from private litigation and regulatory proceedings” below, it has been publicly reported that certain insurance departments may review or investigate captive mortgage insurance arrangements.

     The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders.

The Company’s private mortgage insurance competitors include:

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

     If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that the Company’s policies remain in force could decline and result in declines in the Company’s revenue.

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

     During the 1990s, the Company’s year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At March 31, 2005 persistency was at 59.7%, compared to the record low of 44.9% at September 30, 2003. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, the Company does not expect persistency will approach its December 31, 1990 level.

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

     Changes in the business practices of Fannie Mae and Freddie Mac could reduce the Company’s revenues or increase its losses.

     The business practices of Fannie Mae and Freddie Mac affect the entire relationship between them and mortgage insurers and include:

•	the level of private mortgage insurance coverage, subject to the limitations of Fannie Mae and Freddie Mac’s charters, when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

•	whether Fannie Mae or Freddie Mac influence the mortgage lender’s selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

•	whether Fannie Mae or Freddie Mac will give mortgage lenders an incentive, such as a reduced guaranty fee, to select a mortgage insurer that has a “AAA” claims-paying ability,

•	rating to benefit from the lower capital requirements for Fannie Mae and Freddie Mac when a mortgage is insured by a company with that rating,

•	the underwriting standards that determine what loans are eligible for purchase by Fannie Mae or Freddie Mac, which thereby affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans,

•	the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and

•	the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent.

     The mortgage insurance industry is subject to the risk of private litigation and regulatory proceedings.

     Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including the Company’s MGIC subsidiary, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. There can be no assurance that MGIC will not be subject to future litigation under RESPA or FCRA.

     Spokesmen for insurance commissioners in Colorado and North Carolina have been publicly reported as saying that those commissioners are considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews. The anti-referral fee provisions of RESPA provide that HUD as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While the Company believes its captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on the Company or the mortgage insurance industry.

     Net premiums written could be adversely affected if the Department of Housing and Urban Development reproposes and adopts a regulation under the Real Estate

Settlement Procedures Act that is equivalent to a proposed regulation that was withdrawn in 2004.

     The regulations of the Department of Housing and Urban Development under the Real Estate Settlement Procedures Act prohibit paying lenders for the referral of settlement services, including mortgage insurance, and prohibit lenders from receiving such payments. In July 2002, the Department of Housing and Urban Development proposed a regulation that would exclude from these anti-referral fee provisions settlement services included in a package of settlement services offered to a borrower at a guaranteed price. HUD withdrew this proposed regulation in March 2004. Under the proposed regulation, if mortgage insurance were required on a loan, the package must include any mortgage insurance premium paid at settlement. Although certain state insurance regulations prohibit an insurer’s payment of referral fees, had this regulation been adopted in this form, the Company’s revenues could have been adversely affected to the extent that lenders offered such packages and received value from the Company in excess of what they could have received were the anti-referral fee provisions of the Real Estate Settlement Procedures Act to apply and if such state regulations were not applied to prohibit such payments.

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

     The March 2005 acquisition of Bank of Marin is intended to provide Sherman with the capability to originate subprime credit card receivables. This acquisition has materially increased Sherman’s assets as well as its debt and its financial leverage. There can be no assurance that the benefits projected from the acquisition by Sherman will be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At March 31, 2005, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet investment grade credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2005, the effective duration of the Company’s fixed income investment portfolio was 5.6 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.6% change in the market value of the Company’s fixed income investment portfolio.

     The Company’s borrowings under its commercial paper program are subject to interest rates that are variable. See the fourth and fifth paragraphs under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of the Company’s interest rate swaps.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Repurchase of common stock:

     Information about shares of Common Stock repurchased during the first quarter of 2005 appears in the table below.

					(d)
				(c)	Maximum
				Total Number of	Number of
				Shares	Shares that
				Purchased as	May Yet Be
	(a)			Part of Publicly	Purchased
	Total Number of		(b)	Announced	Under the Plans
	Shares		Average Price	Plans or	or Programs
Period	Purchased		Paid per Share	Programs	(A)
January 1, 2005 through January 31, 2005	199,531	(B)	$64.05	175,000	4,382,700
February 1, 2005 through February 28, 2005	600,000		$62.25	600,000	3,782,700
March 1, 2005 through March 31,2005	325,100		$61.55	325,100	3,457,600
Total	1,124,631	(B)	$62.37	1,100,100	3,457,600

(A)	On May 8, 2003 the Company announced that its Board of Directors authorized the repurchase of up to five million shares of the Company’s Common Stock in the open market or in private transactions.

(B)	24,531 of the shares purchased in January 2005 were purchased as part of stock option exercises by Company employees.

securities might be deemed to control the Bank of Marin) and would be required to seek the approval of the OCC prior to achieving such ownership threshold.

ITEM 6. EXHIBITS

     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2005.

MGIC INVESTMENT CORPORATION

/s/ J. Michael Lauer

J. Michael Lauer
Executive Vice President and
Chief Financial Officer

/s/ Joseph J. Komanecki

Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit
4.1	Bridge Credit Agreement, dated as of March 31, 2005, among MGIC Investment Corporation and the several financial institutions from time to time party to such Agreement.

4.2	Five-Year Credit Agreement, dated as of March 31, 2005, among MGIC Investment Corporation and the several financial institutions from time to time party to such Agreement.

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”).