Form 10-Q
period 2005-06-30
MGIC INVESTMENT CORP
filed 2005-08-08
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2005

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
YES ☑                      NO ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES

Common stock	$1.00	7/31/05	93,043,758

MGIC INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2005 (Unaudited) and December 31, 2004

	June 30,	December 31,
	2005	2004
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities	$5,146,415	$5,413,662
Equity securities	5,326	5,326
Short-term investments	339,874	163,639

Total investment portfolio	5,491,615	5,582,627

Cash	5,235	2,829
Accrued investment income	64,414	67,255
Reinsurance recoverable on loss reserves	15,460	17,302
Prepaid reinsurance premiums	8,244	6,836
Premiums receivable	95,281	95,396
Home office and equipment, net	33,334	36,382
Deferred insurance policy acquisition costs	23,156	27,714
Investments in joint ventures	468,554	414,309
Other assets	131,820	130,041

Total assets	$6,337,113	$6,380,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,112,286	$1,185,594
Unearned premiums	138,589	143,433
Short- and long-term debt (note 2)	599,850	639,303
Income taxes payable	112,649	109,741
Other liabilities	151,786	158,981

Total liabilities	2,115,160	2,237,052

Contingencies (note 3)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 6/30/05 - 122,377,712 12/31/04 - 122,324,295; shares outstanding, 6/30/05 - 92,237,545 12/31/04 - 96,260,864	122,378	122,324
Paid-in capital	262,359	270,450
Treasury stock (shares at cost, 6/30/05 - 30,140,167 12/31/04 - 26,063,431)	(1,567,724)	(1,313,473)
Accumulated other comprehensive income, net of tax	128,896	123,383
Retained earnings	5,276,044	4,940,955

Total shareholders’ equity	4,221,953	4,143,639

Total liabilities and shareholders’ equity	$6,337,113	$6,380,691

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$342,000	$348,261	$684,287	$706,431
Assumed	251	45	453	62
Ceded	(33,031)	(29,180)	(63,281)	(58,305)

Net premiums written	309,220	319,126	621,459	648,188
Decrease in unearned premiums, net	2,413	12,002	6,253	24,456

Net premiums earned	311,633	331,128	627,712	672,644
Investment income, net of expenses	57,178	52,314	114,181	105,455
Realized investment gains, net	15,187	5,932	16,752	15,253
Other revenue	10,955	13,775	21,216	25,236

Total revenues	394,953	403,149	779,861	818,588

Losses and expenses:
Losses incurred, net	136,915	154,073	235,781	344,750
Underwriting and other expenses, net	68,059	72,723	135,954	140,037
Interest expense	10,512	10,202	21,234	20,450

Total losses and expenses	215,486	236,998	392,969	505,237

Income before tax and joint ventures	179,467	166,151	386,892	313,351
Provision for income tax	49,605	46,430	109,265	86,561
Income from joint ventures, net of tax	44,495	34,803	78,743	57,807

Net income	$174,357	$154,524	$356,370	$284,597

Earnings per share (note 4):
Basic	$1.88	$1.57	$3.79	$2.88

Diluted	$1.87	$1.56	$3.77	$2.87

Weighted average common shares outstanding — diluted (shares in thousands, note 4)	93,182	99,264	94,545	99,233

Dividends per share	$0.1500	$0.0375	$0.2250	$0.0750

     See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$356,370	$284,597
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	10,215	11,644
Increase in deferred insurance policy acquisition costs	(5,657)	(10,543)
Depreciation and amortization	9,172	10,962
Decrease (increase) in accrued investment income	2,841	(3,906)
Decrease in reinsurance recoverable on loss reserves	1,842	1,045
(Increase) decrease in prepaid reinsurance premiums	(1,408)	581
Decrease in premiums receivable	115	19,842
(Decrease) increase in loss reserves	(73,308)	62,075
Decrease in unearned premiums	(4,844)	(25,037)
Increase (decrease) in income taxes payable	2,908	(69,995)
Equity earnings in joint ventures	(115,641)	(84,235)
Distributions from joint ventures	69,125	82,300
Other	(24,580)	39,339

Net cash provided by operating activities	227,150	318,669

Cash flows from investing activities:
Purchase of fixed maturities	(425,702)	(1,251,411)
Additional investment in joint ventures	(7,058)	(6,314)
Sale of equity securities	1,846	7,312
Proceeds from sale of fixed maturities	580,831	852,643
Proceeds from maturity of fixed maturities	135,089	145,428

Net cash provided by (used in) investing activities	285,006	(252,342)

Cash flows from financing activities:
Dividends paid to shareholders	(21,279)	(7,393)
Net repayments of short-term debt	(42,101)	(575)
Reissuance of treasury stock	728	699
Repurchase of common stock	(272,025)	(49,620)
Common stock issued	1,162	28,901

Net cash used in financing activities	(333,515)	(27,988)

Net increase in cash and short-term investments	178,641	38,339
Cash and short-term investments at beginning of period	166,468	161,346

Cash and short-term investments at end of period	$345,109	$199,685

     See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
          The accompanying consolidated financial statements have not been audited by independent auditors in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands of dollars, except per share data)
Net income, as reported	$174,357	$154,524	$356,370	$284,597

Add stock-based employee compensation expense included in reported net income, net of tax	3,205	1,987	5,727	3,745

Deduct stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,294)	(3,211)	(7,917)	(5,535)

Pro forma net income	$173,268	$153,300	$354,180	$282,807

Earnings per share:
Basic, as reported	$1.88	$1.57	$3.79	$2.88

Basic, pro forma	$1.87	$1.55	$3.77	$2.87

Diluted, as reported	$1.87	$1.56	$3.77	$2.87

Diluted, pro-forma	$1.86	$1.54	$3.75	$2.85

New Accounting Standards
     In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value recognition provisions of SFAS No. 123 were voluntarily adopted by the Company in 2003 prospectively to all employee awards granted or modified on or after January 1, 2003 under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The adoption did not have a material effect on the Company’s results of operations or its financial position. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be measured based on the fair value of the equity or liability instrument issued and be recognized in the financial statements of the company. In April 2005 the effective date of this statement was delayed. SFAS No. 123R is now effective for annual reporting periods that begin after June 15, 2005. The statement will be adopted by the Company beginning January 1, 2006 under the modified prospective method. The adoption will not have a material effect on the Company’s results of operations or its financial position.
     In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. The Company is currently evaluating the impact, if any, this proposed Interpretation would have on the Company’s results of operations and financial position.
          The proposed FASB Staff Position (“FSP”) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” is expected to be issued as final in August 2005. The FSP will be retitled FAS 115-1 “The meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” and will supersede EITF 03-1 “The meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. Under the proposed guidance, it may be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under existing accounting standards.
Note 2 — Short- and long-term debt
               The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At June 30, 2005 and 2004, the Company had $100.0 million in commercial paper outstanding with a weighted average interest rate of 3.18% and 1.26%, respectively.
               In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was due to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2005, the Company met these requirements. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $200.0 million at June 30, 2005.
          The Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in March 2007 outstanding at June 30, 2005 and 2004. The Company intends to refinance the $300 million of Senior Notes due in October through the issuance of senior debt. In March 2005, the Company obtained a bank commitment for a credit facility of $300 million expiring on the earlier of 364 days from the closing date of the facility or the repayment of the 7.5% Senior Notes. The Company intends to draw upon this facility to refinance these Senior Notes if they cannot otherwise be refinanced. On August 3, 2005 the Company’s shelf registration statement filed with the SEC covering $500 million of debt securities became effective. At June 30, 2005 and 2004, the market value of the outstanding debt was $609.2 million and $628.4 million, respectively.
               Interest payments on all long-term and short-term debt were $22.1 million and $20.9 million for the six months ended June 30, 2005 and 2004, respectively.
          In March 2005, a swap was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.07% and receives a variable interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. In April 2005, in anticipation of refinancing the Senior Notes due in October 2005, the Company entered into two forward five-year interest rate swaps with mandatory early termination dates in October 2005. Each swap has a notional amount of $100 million. The Company is the fixed rate payor on each swap, with fixed rates of 4.76% and 4.75%, respectively. The two swaps are designated as cash flow hedges against the future interest rate payments on $200 million of the debt to be issued. The cash flow swaps outstanding at June 30, 2005 and 2004 are evaluated quarterly with any ineffectiveness being recorded as an expense. To date these evaluations have not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.
          Expense on the interest rate swaps for the six months ended June 30, 2005 and 2004 of approximately $0.5 million and $1.8 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
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
     In June 2005, in response to a letter from the New York Insurance Department, the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. Spokesmen for insurance commissioners in Colorado and North Carolina have been publicly reported as saying that those commissioners are considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews. The anti-referral fee provisions of RESPA provide that HUD as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While the Company believes its captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on the Company or the mortgage insurance industry.
          Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the six months ended June 30, 2005 and 2004.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Shares in thousands)
Weighted-average shares — Basic	92,594	98,623	93,930	98,648
Common stock equivalents	588	641	615	585

Weighted-average shares — Diluted	93,182	99,264	94,545	99,233

Note 5 — Comprehensive income
     The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands of dollars)
Net income	$174,357	$154,524	$356,370	$284,597
Other comprehensive income (loss)	62,205	(110,552)	5,513	(102,153)

Total comprehensive income	$236,562	$43,972	$361,883	$182,444

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains and losses	$(5,560)	$1,849	$(4,849)	$1,738
Amortization of deferred losses on derivatives	203	270	406	540
Change in unrealized gains and losses on investments	67,876	(114,639)	9,520	(105,376)
Other	(314)	1,968	436	945

Other comprehensive income (loss)	$62,205	$(110,552)	$5,513	$(102,153)

     At June 30, 2005, accumulated other comprehensive income of $128.9 million included $135.5 million of net unrealized gains on investments, ($6.3) million relating to derivative financial instruments and ($0.3) million relating to the accumulated other comprehensive loss of the Company’s joint venture investment, all net of tax. At December 31, 2004, accumulated other comprehensive income of $123.4 million included $126.0 million of net unrealized gains on investments, ($1.9) million relating to derivative financial instruments and ($0.7) million relating to the accumulated other comprehensive loss of the Company’s joint venture investment.

Note 6 — Benefit Plans
     The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended
	June 30,
			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
	(In thousands of dollars)
Service cost	$2,210	$2,078	$788	$784
Interest cost	2,371	2,121	877	809
Expected return on plan assets	(3,355)	(2,595)	(561)	(431)
Recognized net actuarial loss (gain)	—	244	24	63
Amortization of transition obligation	—	—	71	132
Amortization of prior service cost	185	168	—	—

Net periodic benefit cost	$1,411	$2,016	$1,199	$1,357

	Six Months Ended
	June 30,
			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
		(In thousands of dollars)
Service cost	$4,420	$4,569	$1,707	$1,730
Interest cost	4,742	4,371	1,861	1,763
Expected return on plan assets	(6,710)	(5,185)	(1,121)	(861)
Recognized net actuarial loss (gain)	—	623	151	250
Amortization of transition obligation	—	—	142	265
Amortization of prior service cost	370	351	—	—

Net periodic benefit cost	$2,822	$4,729	$2,740	$3,147

     The Company expects to contribute approximately $8.1 million and $2.8 million, respectively, to its pension and postretirement plans in 2005. As of June 30, 2005, no contributions have been made.

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
     Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained under “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:
•	The state of the economy, which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The average claim payment, which is affected by the size of loans insured (higher average loan amounts tend to increase losses incurred), the percentage coverage on insured loans (deeper average coverage tends to increase incurred losses), and housing values, which affect the Company’s ability to mitigate its losses through sales of properties with delinquent mortgages.

•	The distribution of claims over the life of a book. Historically, the first years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years after that and then declining, although persistency and the condition of the economy can affect this pattern.
•	Underwriting and other expenses
     The operating expenses of the Company generally vary primarily due to contract underwriting volume, which in turn generally varies with the level of mortgage origination activity. Contract underwriting generates fee income included in “Other revenue.”
•	Income from joint ventures
     The Company’s results of operations are also affected by income from joint ventures. Joint venture income principally consists of the aggregate results of the Company’s investment in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”).
     C-BASS: C-BASS is primarily an investor in the credit risk of credit-sensitive single-family residential mortgages. It finances these activities through borrowings included on its balance sheet and by securitization activities generally conducted through off-balance sheet entities. C-BASS generally retains the first-loss and other subordinate securities created in the securitization. The loans owned by C-BASS and underlying C-

BASS’s mortgage securities investments are serviced by Litton Loan Servicing LP, a subsidiary of C-BASS (“Litton”). Litton’s servicing operations primarily support C-BASS’s investment in credit risk, and investments made by funds managed or co-managed by C-BASS, rather than generating fees for servicing loans owned by third-parties.
     C-BASS’s consolidated results of operations are affected by:
•	Portfolio revenue, which in turn is primarily affected by net interest income, gain on sale and liquidation and hedging gains and losses related to portfolio assets, net of mark-to-market and whole loan reserve changes
°	Net interest income

Net interest income is principally a function of the size of C-BASS’s portfolio of whole loans and mortgages and other securities, and the spread between the interest income generated by these assets and the interest expense of funding them. Interest income from a particular security is recognized based on the expected yield for the security.

°	Gain on sale and liquidation

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

•	Transaction revenue, which in turn is affected by gain on securitization and hedging gains and losses related to securitization
°	Gain on securitization

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

Hedging gains and losses primarily consist of changes in the value of derivative instruments (including interest rate swaps, interest rate caps and futures) and short positions, as well as realized gains and losses from the closing of hedging positions. C-BASS uses derivative instruments and short sales in a strategy to reduce the impact of changes in interest rates on the value of its mortgage loans and securities. Changes in value of derivative instruments are subject to current recognition because C-BASS does not account for the derivatives as “hedges” under SFAS No. 133.

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

•	Costs of collection, which include servicing fees paid to third parties to collect receivables

  2005 Second Quarter Results
     The Company’s results of operations in the second quarter of 2005 were principally affected by:
•	Losses incurred
     Losses incurred for the second quarter of 2005 decreased compared to the same period in 2004 primarily due to a decrease in the delinquency inventory during the second quarter of 2005 compared to an increase in the delinquency inventory during the second quarter of 2004, as well as a decrease in the estimates regarding how many delinquencies will eventually result in a claim and a smaller increase in the estimates regarding how much will be paid on claims during the second quarter of 2005 when compared to the same period in 2004.
•	Premiums written and earned
     During the second quarter of 2005, the Company’s written and earned premiums were lower than in the second quarter of 2004 due to a decline in the average insurance in force.
•	Investment income
     During the second quarter of 2005, investment income was higher than in the second quarter of 2004 due to an increase in the average investment portfolio, as well as a slight increase in the pre-tax yield.
•	Underwriting and other expenses
     Underwriting and other expenses in the second quarter of 2005 were lower than in the same period in 2004 primarily due to a decrease in expenses related to contract underwriting activity as well as a decrease in flow NIW.
•	Income from joint ventures
     Income from joint ventures increased in the second quarter of 2005 compared to the same period in 2004 due to higher income from each of Sherman and C-BASS.
     The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

RESULTS OF CONSOLIDATED OPERATIONS
     As discussed under “Risk Factors-Forward Looking Statements and Risk Factors” below, actual results may differ materially from the results contemplated by forward looking statements. The Company is not undertaking any obligation to update any forward looking statements it may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements were made.
NIW
     The amount of MGIC’s NIW (this term is defined in the “Overview-Business and General Environment” section) during the three and six months ended June 30, 2005 and 2004 was as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
	($ billions)
	2005	2004	2005	2004
Flow	$10.4	$13.2	$19.3	$24.1
Bulk	6.2	2.9	8.7	5.0

Total NIW	$16.6	$16.1	$28.0	$29.1

Refinance volume as a % of primary flow NIW	26%	33%	29%	34%
     The decrease in NIW on a flow basis was primarily the result of a decrease in refinance volume. Refinance volume in turn is driven by changes in interest rates as discussed with respect to cancellations below. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below.
     The Company expects new insurance written for the second half of 2005 to approximate the volume in the first half of 2005.

Cancellations and insurance in force
     NIW and cancellations of primary insurance in force during the three and six months ended June 30, 2005 and 2004 were as follows:

	Three months ended		Six Months Ended
	June 30,		June 30,
		($ billions)
	2005	2004	2005	2004
NIW	$16.6	$16.1	$28.0	$29.1
Cancellations	(16.9)	(21.0)	(33.3)	(38.3)

Change in primary insurance in force	$(0.3)	$(4.9)	$(5.3)	$(9.2)

     Direct primary insurance in force was $171.8 billion at June 30, 2005 compared to $177.1 billion at December 31, 2004 and $180.4 billion at June 30, 2004.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) of 60.9% at June 30, 2005 increased from 60.2% at December 31, 2004 and from 53.8% at June 30, 2004. The Company expects modest improvement in the persistency rate for the remainder of 2005, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late July 2005.

Bulk transactions
     The Company’s writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. The Company’s writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. Competition from such an execution in turn depends on, among other factors, the yield at which investors are willing to purchase tranches of the securitization that involve a higher degree of credit risk compared to the yield for tranches involving the lowest credit risk (the difference in such yields is referred to as the spread) and the amount of credit for losses that a rating agency will give to mortgage insurance. As the spread narrows, competition from an execution in which the subordinate tranches bear the first loss increases. The competitiveness of the mortgage insurance execution in the bulk channel may also be impacted by changes in the Company’s view of the risk of the business, which is affected by the historical performance of previously insured pools and the Company’s expectations for regional and local real estate values. As a result of the sensitivities discussed above, bulk volume can vary materially from period to period.
     NIW for bulk transactions increased from $2.9 billion during the second quarter of 2004 to $6.2 billion in the second quarter of 2005, due primarily to a transaction with a customer for which no insurance had been written in the second quarter of 2004. As it has in past quarters, the Company priced the bulk business written in the first half of 2005 to generate acceptable returns; there can be no assurance, however, that the assumptions underlying the premium rates will achieve this objective.
Pool insurance
     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended June 30, 2005 and 2004 was $58 million and $51 million, respectively. The Company’s direct pool risk in force was $2.8 billion, $3.0 billion and $3.0 billion at June 30, 2005, December 31, 2004 and June 30, 2004, respectively. These risk amounts are contractual aggregate loss limits and for contracts without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. At June 30, 2005 and 2004, there was $5.3 billion and $4.7 billion, respectively, of risk without such limits for which risk in force was calculated on this basis at $462 million and $380 million, respectively. During the three months ended June 30, 2005 and 2004, new risk written calculated on this basis was $24 million and $13 million, respectively.
     New pool risk written during the six months ended June 30, 2005 and 2004 was $106 million and $98 million, respectively. These risk amounts are contractual aggregate loss limits and for contracts without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. During the six months ended June 30, 2005 and 2004, new risk written calculated on this basis was $44 million and $27 million, respectively.

Net premiums written and earned
     Net premiums written and earned during the second quarter and first six months of 2005 decreased due to a decline in the average insurance in force, when compared to the same periods in 2004. The Company expects the average insurance in force during the remainder of 2005 will be lower than during the comparable period in 2004. As a result, the Company anticipates that net premiums written and earned in the second half of 2005 will be lower than the comparable period in 2004.
Risk sharing arrangements
     For the quarter ended March 31, 2005, approximately 47.0% of the Company’s new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 53.2% for the quarter ended June 30, 2004. The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
     In the second quarter of 2005, to reduce exposure to certain categories of risk, including Alt A loans, the Company entered into an excess of loss reinsurance agreement under which it ceded approximately $41.5 million of risk in force to a special purpose reinsurance company (the “SPR”). The SPR is not affiliated with the Company and was formed solely to enter into the reinsurance arrangement. The SPR obtained its capital from institutional investors by issuance of various classes of notes the return on which is linked to the performance of the reinsured portfolio. The SPR invested the proceeds of the notes in high quality short-term investments. Income earned on those investments and reinsurance premiums paid by the Company are applied to pay interest on the notes as well as expenses of the SPR. The investments will be liquidated to pay reinsured loss amounts to the Company. Proceeds not required to pay reinsured losses will be applied to pay principal on the notes. Premiums ceded under this agreement have not been material and are included in “ceded premiums.”
Investment income
     Investment income for the second quarter of 2005 increased due to an increase in the amortized cost of average invested assets to $5.4 billion for the second quarter of 2005 from $5.3 billion for the second quarter of 2004, as well as a slight increase in the average investment yield. The portfolio’s average pre-tax investment yield was 4.3% at June 30, 2005 and 4.2% at June 30, 2004. The portfolio’s average after-tax investment yield was 3.9% at June 30, 2005 and 3.7% at June 30, 2004. The Company’s net realized gains in the second quarter of 2005 and 2004 resulted primarily from the sale of fixed maturities. As discussed in Note 1 – New Accounting Standards, the impact of the final issuance of proposed FSP EITF 03-1-a cannot be determined at this time. Under the proposed guidance, it may be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under the existing accounting standard.
     Investment income for the first six months of 2005 increased due to an increase in the amortized cost of average invested assets to $5.3 billion for the first six months of 2005 from $5.1 billion for the first six months of 2004. The Company’s net realized gains for the six months ended June 30, 2005 and 2004 resulted primarily from the sale of fixed maturities.
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
     Net losses incurred decreased in the second quarter of 2005 compared to the same period in 2004 due to a decrease in the delinquency inventory during the second quarter of 2005 compared to an increase in the delinquency inventory during the second quarter of 2004, as well as a decrease in the estimates regarding how many delinquencies will eventually result in a claim and a smaller increase in the estimates regarding how much will be paid on claims during the second quarter of 2005 when compared to the same period in 2004. The average primary claim paid for the three months ended June 30, 2005 was $25,708 compared to $23,882 for the same period in 2004.
     Net losses incurred decreased in the first six months of 2005 compared to the same period in 2004 due to a larger decrease in the delinquency inventory during the first six months of 2005 when compared to the first six months of 2004, as well as smaller increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims during the first six months of 2005 when compared to the same period in 2004.
     The Company believes that the level of losses incurred in the first half of 2005 was in part related to a normal seasonal reduction in delinquencies. The Company expects that incurred losses in the second half of 2005 will be above the level of the first half of 2005.
     Information about the composition of the primary insurance default inventory at June 30, 2005, December 31, 2004 and June 30, 2004 appears in the table below.

	June 30,	December 31,	June 30,
	2005	2004	2004
Total loans delinquent	76,081	85,487	81,490
Percentage of loans delinquent (default rate)	5.62%	6.05%	5.55%

Flow loans delinquent	39,958	44,925	41,532
Percentage of flow loans delinquent (default rate)	3.70%	3.99%	3.58%

Bulk loans delinquent	36,123	40,562	39,958
Percentage of bulk loans delinquent (default rate)	13.13%	14.06%	12.89%

A-minus and subprime credit loans delinquent*	32,613	35,824	33,822
Percentage of A-minus and subprime credit loans delinquent (default rate)	15.47%	16.49%	15.07%

*	A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.
     The pool notice inventory decreased from 25,500 at December 31, 2004 to 22,702 at June 30, 2005; the pool notice inventory was 26,208 at June 30, 2004.
     Information about net losses paid in 2005 and 2004 appears in the table below.

	Three months ended		Six Months Ended
	June 30,		June 30,
Net paid claims ($ millions)	2005	2004	2005	2004
Flow	$74	$66	$145	$134
Bulk	64	54	122	108
Other	20	20	40	40

	$158	$140	$307	$282

     As of June 30, 2005, 85% of the Company’s primary insurance in force was written subsequent to December 31, 2001. On the Company’s flow business, the highest claim frequency years have typically been the third through fifth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). The Company expects the period of highest claims frequency on bulk loans will occur earlier than in the historical pattern on the Company’s flow business.
Underwriting and other expenses
     Underwriting and other expenses in the second quarter and first six months of 2005 were lower than in the same periods in 2004 primarily due to a decrease in expenses related to contract underwriting activity as well as a decrease in flow NIW.
Consolidated ratios
     The table below presents the Company’s consolidated loss, expense and combined ratios for the periods indicated.

	Three months ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Consolidated Insurance Operations:
Loss ratio	43.9%	46.5%	37.6%	51.2%
Expense ratio	15.1%	15.1%	15.5%	14.4%

Combined ratio	59.0%	61.6%	53.1%	65.6%

          The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio (expressed as a percentage) is the ratio of underwriting expenses to net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.
Income taxes
     The effective tax rate was 27.6% in the second quarter of 2005, compared to 27.9% in the second quarter of 2004. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax preferenced investments. Tax preferenced investments of the Company include tax-exempt municipal bonds, interests in mortgage related securities with flow through characteristics and investments in real estate ventures which generate low income housing credits. The lower effective tax rate in 2005 resulted from a higher percentage of total income before tax being generated from tax preferenced investments.
     The effective tax rate was 28.2% in the first six months of 2005, compared to 27.6% in the first six months of 2004. The higher effective tax rate in 2005 resulted from a lower percentage of total income before tax being generated from tax preferenced investments, which resulted from higher levels of underwriting income.

Joint ventures
     The Company’s equity in the earnings from the C-BASS and Sherman joint ventures with Radian Group Inc. (“Radian”) and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on the Company’s consolidated statement of operations. The increase in income from joint ventures from the second quarter and first six months of 2004 to the second quarter and first six months of 2005 is primarily the result of increased equity earnings from each of Sherman and C-BASS.
C-BASS
     Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.
Summary Balance Sheet:

	June 30,	December 31,
	2005	2004
	($ millions)
Total Assets	$3,694	$4,009

Total Liabilities	2,996	3,409

Debt*	2,530	2,648

Owners’ Equity	698	600

*	Most of which is scheduled to mature within one year or less.
     Included in total assets and total liabilities at December 31, 2004 were approximately $457 million of assets and the same amount of liabilities from securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above. There were no such assets and liabilities at June 30, 2005.

Summary Income Statement

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ millions)
Portfolio	$72.8	$54.8	$139.6	$115.8
Servicing	64.8	39.1	126.1	75.9
Money management	7.6	6.9	14.3	12.7
Transaction	29.0	43.5	41.5	44.7

Total revenue	174.2	144.3	321.5	249.1

Total expense	99.0	71.4	185.7	130.7

Income before tax	$75.2	$72.9	$135.8	$118.4

Company’s share of pretax income	$34.6	$34.3	$62.6	$55.7

     See “Overview—Business and General Environment—Income from Joint Ventures—C-BASS” for a description of the components of the revenue lines.
     The increased contribution for the first six months and second quarter of 2005, compared to the same periods in 2004, was primarily due to net hedging gains, increased servicing revenue and higher net interest income. C-BASS had net hedging gains on whole loans in 2005, compared to net hedging losses in 2004. Higher servicing revenue was due primarily to Litton’s higher average servicing portfolio. Higher net interest income was the result of a higher average portfolio of mortgage loans and higher earnings rate on trust deposits for securities serviced by Litton.
     The Company’s investment in C-BASS on an equity basis at June 30, 2005 was $330.6 million. The Company received $8.8 million in distributions from C-BASS during the second quarter of 2005 and $17.3 million through the first six months of 2005. The Company anticipates that C-BASS’s income before tax in the third quarter of 2005 will be significantly lower than its income before tax of $75 million in the second quarter of 2005.
Sherman
     Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.

Summary Balance Sheet:

	June 30,	December 31,
	2005	2004
	($ millions)
Total Assets	$827	$484

Total Liabilities	577	245

Debt	396	143

Members’ Equity	250	239
     In March 2005, Sherman acquired the holding company for First National Bank of Marin (“Bank of Marin”) for a payment of cash and subordinated notes. This acquisition materially increased Sherman’s consolidated assets as well as its debt and financial leverage. In 2004, the Bank of Marin was the 43rd largest credit card issuer in the United States, as measured by the amount of receivables generated. The Bank of Marin’s operations during the second quarter of 2005 consisted of activities related to originating subprime credit cards.
Summary Income Statement

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		($ millions)
Revenues from receivable portfolios	$289.8	$211.6	$507.9	$424.0
Portfolio amortization	79.9	87.0	149.4	200.4

Revenues, net of amortization	209.9	124.6	358.5	223.6

Other revenue	25.8	7.4	33.1	16.3

Expenses	157.6	88.1	257.6	165.8

Income before tax	$78.1	$43.9	$134.0	$74.1

Company’s share of pretax income	$32.4	$18.2	$55.6	$30.8

     The increased contribution from Sherman was primarily due to increased net revenue from portfolios owned during the 2004 and 2005 periods attributable to continuing collections and lower amortization on those portfolios. In addition, the results for the second quarter of 2005 were favorably affected by a gain on a portfolio sale. The Company’s investment in Sherman on an equity basis at June 30, 2005 was $101.4 million. There were no distributions received in the second quarter of 2005; the Company received $51.9 of distributions in the first six months of 2005. The Company anticipates that Sherman’s income before tax in the third quarter of 2005 will be significantly lower than its income before tax of $78.1 million in the second quarter of 2005 due in part to the expectation that, as of early August 2005, there will be no equivalent gain on a portfolio sale in the third quarter.
      In June 2005, MGIC, Radian (MGIC and Radian are collectively referred to as the “Corporate Partners”) and entities (the “Management Entities”) owned by the senior management (“Senior Management”) of Sherman entered into a Securities Purchase Agreement and a Call Option Agreement.
     Under the Securities Purchase Agreement, each of MGIC and Radian has agreed to sell to one of the Management Entities 6.92% of the 41.5% interest in Sherman owned by each (a total of 13.84% for both MGIC and Radian) for approximately $15.7 million, which is $1.0 million in excess of the approximate book value of the interest at April 30, 2005. Upon completion of the sale, Senior Management of Sherman will own an interest in Sherman of 30.84% and each of MGIC and Radian will own interests of 34.58%. As a result of Sherman’s 100% ownership of Bank of Marin, the closing of the sale is subject to the approval of the Office of the Comptroller of the Currency. Such approval was given in early August 2005 and the sale closed shortly thereafter.
     Under the Call Option Agreement, one of the Management Entities granted separate options (each an “Option”) to each Corporate Partner to purchase a 6.92% interest in Sherman (a total of 13.84% under both Options). Each Option is exercisable beginning in July 2006 at the option price provided in the Call Option Agreement. If one Corporate Partner does not exercise its Option, the other Corporate Partner may exercise that Option. The Securities Purchase Agreement and Call Option Agreement were filed as exhibits to the Company’s Current Report on Form 8-K filed on June 30, 2005; the description above is qualified by the terms of the actual agreements.
     In connection with these transactions, the payout under Sherman’s annual incentive plan (which is based on a percentage of Sherman’s pre-bonus results) was reduced effective May 1, 2005. The Company expects that following the sale of its interests under the Securities Purchase Agreement the Company’s share of Sherman’s net income will be approximately equivalent to its share if such sale had not occurred because the decrease in such share resulting from the sale would be approximately offset by the additional income at Sherman resulting from the reduction in the incentive payout. However, for the second quarter of 2005, because the sale under the Securities Purchase Agreement had not yet closed, and as a consequence, the Company’s ownership of Sherman was not reduced, the Company’s share of Sherman’s results was favorably impacted by the reduction in the incentive payout.
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
Financial Condition
     The Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in March 2007 outstanding at June 30, 2005 and December 31, 2004. The Company intends to refinance the $300 million of Senior Notes due in October through the issuance of senior debt. In March 2005, the Company obtained a bank commitment for a credit facility of $300 million expiring on the earlier of 364 days from the closing date of the facility or the repayment of the 7.5% Senior Notes. The Company intends to draw upon this facility to refinance these Senior Notes if they cannot otherwise be refinanced. On August 3, 2005 the Company’s shelf registration statement filed with the SEC covering $500 million of debt securities became effective. At June 30, 2005 and 2004, the market value of the Company’s outstanding debt was $609.2 million and $628.4 million, respectively.
     See “Results of Operations–Joint ventures” above for information about the financial condition of C-BASS and Sherman.
     As of June 30, 2005, 83% of the investment portfolio was invested in tax-preferenced securities. In addition, at June 30, 2005, based on book value, more than 99% of the Company’s fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.
     At June 30, 2005, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2005, the effective duration of the Company’s fixed income investment portfolio was 5.4 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.4% change in the market value of the Company’s fixed income portfolio.
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
     The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At June 30, 2005 and 2004, the Company had $100.0 in commercial paper outstanding with a weighted average interest rate of 3.18% and 1.26%, respectively.
          In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was set to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2005, the Company met these requirements. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $200.0 million at June 30, 2005.
          In March 2005, a swap was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.07% and receives a variable interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. In April 2005, in anticipation of refinancing the Senior Notes due in October 2005, the Company entered into two forward five-year interest rate swaps with mandatory early termination dates in October 2005. Each swap has a notional amount of $100 million. The Company is the fixed rate payor on each swap, with fixed rates of 4.76% and 4.75%, respectively. The two swaps are designated as cash flow hedges against the future interest rate payments on $200 million of the debt to be issued. The cash flow swaps outstanding at June 30, 2005 and 2004 are evaluated quarterly with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.
          Expense on the interest rate swaps for the six months ended June 30, 2005 and 2004 of approximately $0.5 million and $1.8 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. As a result of an extraordinary dividend of $375 million paid by MGIC in June and July 2005, MGIC cannot pay any dividends without regulatory approval until June 30, 2006.
     During the first six months of 2005, the Company repurchased 4.5 million shares of Common Stock under publicly announced programs at a cost of $272.0 million, a portion of which is subject to adjustment. At June 30, 2005, the Company had authority covering the purchase of an additional 5.1 million shares under these programs. For additional information regarding stock repurchases, see Item 2(c) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through June 30, 2005, the Company has repurchased 31.2 million shares under publicly announced programs at a cost of $1.7 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.
     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2005, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $52.5 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through June 30, 2005, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.
     The Company’s consolidated risk-to-capital ratio was 7.7:1 at June 30, 2005 compared to 7.9:1 at December 31, 2004. The decrease was due to an increase in capital and a decrease in risk in force during the first six months of 2005.
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
Risk Factors
     Forward-Looking Statements and Risk Factors
     The Company’s revenues and losses could be affected by the risk factors discussed below that are applicable to the Company, and the Company’s income from joint ventures could be affected by the risk factors discussed below that are applicable to C-BASS and Sherman. These risk factors are an integral part of Management’s Discussion and Analysis.
     These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as the Company “believes”, “anticipates” or “expects”, or words of similar import, are forward looking statements. The Company is not undertaking any obligation to update any forward looking statements it may make even though these statements may be affected by events or circumstances occurring after the forward looking statements were made.
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
     Approximately 9% of the Company’s risk in force written through the flow channel, and more than half of the Company’s risk in force written through the bulk channel, consists of ARMs. The Company believes that during a prolonged period of rising interest rates, claims on ARMs would be substantially higher than for fixed rate loans, although the performance of ARMs has not been tested in such an environment. In addition, the Company believes the volume of “interest-only” loans has been increasing. Because interest-only loans are a relatively recent development, the Company has no data on their historical performance. The Company believes claim rates on certain interest-only loans will be substantially higher than on comparable loans requiring amortization. Interest-only loans may also be ARMs.
     Competition or changes in the Company’s relationships with its customers could reduce the Company’s revenues or increase its losses.
     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but also with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender. As discussed under “The mortgage insurance industry is subject to risk from private litigation and regulatory proceedings” below, the Company provided information to the New York Insurance Department about captive mortgage reinsurance arrangements and it has been publicly reported that certain other insurance departments may review or investigate such arrangements.
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
     During the 1990s, the Company’s year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At June 30, 2005 persistency was at 60.9%, compared to the record low of 44.9% at September 30, 2003. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, the Company does not expect persistency will approach its December 31, 1990 level.
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
     In June 2005, in response to a letter from the New York Insurance Department, the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. Spokesmen for insurance commissioners in Colorado and North Carolina have been publicly reported as saying that those commissioners are considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews. The anti-referral fee provisions of RESPA provide that HUD as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While the Company believes its captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on the Company or the mortgage insurance industry.

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
     C-BASS: C-BASS is particularly exposed to credit risk and funding risk. In addition, C-BASS’s results are sensitive to its ability to purchase mortgage loans and securities on terms that it projects will meet its return targets.
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
     Although there has been growth in the volume of non-conforming mortgage originations in recent years, such growth may not continue if interest rates increase or the economy weakens. There is an increasing amount of competition to purchase non-conforming mortgages, including from newly established real estate investment trusts and from firms that in the past acted as mortgage securities intermediaries but which are now establishing their own captive origination capacity. Decreasing credit spreads also heighten competition in the purchase of non-conforming mortgages and other securities.

     Sherman: Sherman’s results are sensitive to its ability to purchase receivable portfolios on terms that it projects will meet its return targets. While the volume of charged-off consumer receivables and the portion of these receivables that have been sold to third parties such as Sherman has grown in recent years, there is an increasing amount of competition to purchase such portfolios, including from new entrants to the industry, which has resulted in increases in the prices at which portfolios can be purchased.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          At June 30, 2005, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet investment grade credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2005, the effective duration of the Company’s fixed income investment portfolio was 5.4 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.4% change in the market value of the Company’s fixed income investment portfolio.
          The Company’s borrowings under its commercial paper program are subject to interest rates that are variable. See the fourth and fifth paragraphs under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of the Company’s interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES
          The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(c) Repurchase of common stock:
Information about shares of Common Stock repurchased during the second quarter of 2005 appears in the table below.

				(d)
			(c)	Maximum
			Total Number of	Number of
			Shares	Shares that
			Purchased as	May Yet Be
	(a)		Part of Publicly	Purchased
	Total Number of	(b)	Announced	Under the Plans
	Shares	Average Price	Plans or	or Programs
Period	Purchased	Paid per Share	Programs	(A)
April 1, 2005 through April 30, 2005	1,767,900	$59.77	1,767,900	1,689,700
May 1, 2005 through May 31, 2005	224,569	$60.77	224,569	1,465,131
June 1, 2005 through June 30, 2005	1,357,488	$61.99	1,357,488	5,107,643
Total	3,349,957	$60.73	3,349,957	5,107,643

(A)	On May 8, 2003 the Company announced that its Board of Directors authorized the repurchase of up to five million shares of the Company’s Common Stock in the open market or in private transactions. On June 20, 2005 the Company announced that its Board authorized the repurchased of an additional five million shares in the open market or in private transactions.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders of the Company was held on May 12, 2005.

(b)	Not applicable.

(c)	Matters voted upon at the Annual Meeting and the number of shares voted for, against, abstaining from voting and broker non-votes were as follows. There were no broker non-votes on matters (1) and (2) below.

(1)	Election of four Directors for a term expiring in 2008:

	For	Withheld
Mary K. Bush	85,508,577	3,539,646
David S. Engelman	85,498,282	3,549,941
Kenneth M. Jastrow, II	85,138,688	3,909,535
Daniel P. Kearney	86,003,758	3,044,465
(2)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for 2005.

For	85,663,369
Against	1,400,775
Abstaining from vote	1,984,079
(3)	Amendments to the 2002 Stock Incentive Plan

For	77,010,111
Against	3,737,435
Abstaining from vote	2,013,888
Broker non-vote	6,286,789
(4)	Performance formula for maximum annual bonus awards of executive officers

For	77,880,859
Against	2,921,752
Abstaining from vote	1,958,823
Broker non-vote	6,286,789
ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q. The Company is a party to various agreements regarding long-term debt that are not filed as exhibits pursuant to Reg. S-K Item 601(b)(4)(iii)(A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 8, 2005.

MGIC INVESTMENT CORPORATION

/s/ J. Michael Lauer J. Michael Lauer
Executive Vice President and
Chief Financial Officer

/s/ Joseph J. Komanecki Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit
2.1	Securities Purchase Agreement, dated as of June 15, 2005, by and among Meeting Street Partners II, Inc., Radian Guaranty, Inc. and Mortgage Guaranty Insurance Corporation (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K filed on June 30, 2005)

2.2	Call Option Agreement, dated as of June 15, 2005, by and among Sherman Capital, L.L.C., Radian Guaranty, Inc. and Mortgage Guaranty Insurance Corporation (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K filed on June 30, 2005)

10.1	MGIC Investment Corporation 2005 Executive Bonus Framework (Incorporated by reference to Exhibit 1 in the Company’s Current Report on Form 8-K filed on May 17, 2005)

10.2	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended (Contained as Exhibit B to the Company’s March 31, 2005 proxy statement and incorporated by reference)

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”).