Form 10-Q
period 2005-09-30
MGIC INVESTMENT CORP
filed 2005-11-09
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended SEPTEMBER 30, 2005

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

YES ☑	NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☑	NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/31/05	90,730,632

MGIC INVESTMENT CORPORATION

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2005 and 2004 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39-40

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	41

Item 6.	Exhibits	41-42

SIGNATURES		43

INDEX TO EXHIBITS
Statement Re: Computation of Net Income Per Share
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO/CFO

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2005 (Unaudited) and December 31, 2004

	September 30,	December 31,
	2005	2004
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities	$5,196,096	$5,413,662
Equity securities	321	5,326
Short-term investments	339,702	163,639

Total investment portfolio	5,536,119	5,582,627

Cash	1,814	2,829
Accrued investment income	62,321	67,255
Reinsurance recoverable on loss reserves	14,620	17,302
Prepaid reinsurance premiums	7,780	6,836
Premiums receivable	95,852	95,396
Home office and equipment, net	32,717	36,382
Deferred insurance policy acquisition costs	20,723	27,714
Investments in joint ventures	432,876	414,309
Other assets	145,146	130,041

Total assets	$6,349,968	$6,380,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,101,042	$1,185,594
Unearned premiums	146,462	143,433
Short- and long-term debt (note 2)	599,806	639,303
Income taxes payable	81,692	109,741
Other liabilities	174,072	158,981

Total liabilities	2,103,074	2,237,052

Contingencies (note 3)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 9/30/05 — 122,540,485 12/31/04 — 122,324,295; shares outstanding, 9/30/05 — 91,217,932 12/31/04 — 96,260,864	122,540	122,324
Paid-in capital	275,050	270,450
Treasury stock (shares at cost, 9/30/05 — 31,322,553 12/31/04 — 26,063,431)	(1,642,472)	(1,313,473)
Accumulated other comprehensive income, net of tax	87,200	123,383
Retained earnings	5,404,576	4,940,955

Total shareholders’ equity	4,246,894	4,143,639

Total liabilities and shareholders’ equity	$6,349,968	$6,380,691

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Month Periods Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$345,236	$351,424	$1,029,523	$1,057,855
Assumed	291	99	744	161
Ceded	(31,349)	(30,720)	(94,630)	(89,025)

Net premiums written	314,178	320,803	935,637	968,991
(Increase) decrease in unearned premiums, net	(8,337)	3,421	(2,084)	27,877

Net premiums earned	305,841	324,224	933,553	996,868
Investment income, net of expenses	57,338	54,187	171,519	159,642
Realized investment gains (losses), net	61	(228)	16,813	15,025
Other revenue	12,503	12,851	33,719	38,087

Total revenues	375,743	391,034	1,155,604	1,209,622

Losses and expenses:
Losses incurred, net	146,197	169,802	381,978	514,552
Underwriting and other expenses, net	69,695	68,782	205,649	208,819
Interest expense	10,084	10,310	31,318	30,760

Total losses and expenses	225,976	248,894	618,945	754,131

Income before tax and joint ventures	149,767	142,140	536,659	455,491
Provision for income tax	39,126	37,649	148,391	124,210
Income from joint ventures, net of tax	31,741	29,578	110,484	87,385

Net income	$142,382	$134,069	$498,752	$418,666

Earnings per share (note 4):
Basic	$1.56	$1.37	$5.36	$4.27

Diluted	$1.55	$1.36	$5.33	$4.25

Weighted average common shares outstanding — diluted (shares in thousands, note 4)	91,796	98,386	93,630	98,578

Dividends per share	$0.1500	$0.0750	$0.3750	$0.1500

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$498,752	$418,666
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	15,253	18,319
Increase in deferred insurance policy acquisition costs	(8,262)	(15,004)
Depreciation and amortization	13,581	16,114
Decrease (increase) in accrued investment income	4,934	(2,487)
Decrease in reinsurance recoverable on loss reserves	2,682	695
(Increase) decrease in prepaid reinsurance premiums	(944)	355
(Increase) decrease in premium receivable	(456)	27,877
(Decrease) increase in loss reserves	(84,552)	88,822
Increase (decrease) in unearned premiums	3,029	(28,234)
Decrease in income taxes payable	(28,049)	(11,982)
Equity earnings in joint ventures	(161,760)	(127,391)
Distributions from joint ventures	137,661	82,300
Other	21,020	(2,269)

Net cash provided by operating activities	412,889	465,781

Cash flows from investing activities:
Purchase of equity securities	—	(127)
Purchase of fixed maturities	(1,029,732)	(1,505,861)
Additional investment in joint ventures	(11,948)	(8,458)
Sale of investment in joint ventures	15,652	—
Sale of equity securities	9,541	4,962
Proceeds from sale of fixed maturities	965,558	1,019,854
Proceeds from maturity of fixed maturities	229,286	218,313

Net cash provided by (used in) investing activities	178,357	(271,317)

Cash flows from financing activities:
Dividends paid to shareholders	(35,128)	(14,773)
Net repayment of short-term debt	(43,084)	(1,059)
Reissuance of treasury stock	(4,386)	2,588
Repurchase of common stock	(341,734)	(95,744)
Common stock issued	8,134	29,135

Net cash used in financing activities	(416,198)	(79,853)

Net increase in cash and short-term investments	175,048	114,611
Cash and short-term investments at beginning of period	166,468	161,346

Cash and short-term investments at end of period	$341,516	$275,957

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
     The accompanying consolidated financial statements have not been audited by independent auditors in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands of dollars, except per share data)
Net income, as reported	$142,382	$134,069	$498,752	$418,666

Add stock-based employee compensation expense included in reported net income, net of tax	3,186	1,903	8,913	5,648

Deduct stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,273)	(3,021)	(12,190)	(8,556)

Pro forma net income	$141,295	$132,951	$495,475	$415,758

Earnings per share:
Basic, as reported	$1.56	$1.37	$5.36	$4.27

Basic, pro forma	$1.55	$1.36	$5.33	$4.24

Diluted, as reported	$1.55	$1.36	$5.33	$4.25

Diluted, pro-forma	$1.54	$1.35	$5.29	$4.22

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
     In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS No. 109. This Interpretation is expected to be finalized during the first quarter of 2006, with an effective date which is uncertain at this time. The Company is currently evaluating the impact, if any, this proposed Interpretation would have on the Company’s results of operations and financial position.
     The proposed FASB Staff Position (“FSP”) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” is expected to be issued as final in the fourth quarter of 2005. The FSP will be retitled FAS 115-1 “The meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” and will supersede EITF 03-1 “The meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. Under the proposed guidance, it may be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under existing accounting standards.
Note 2 — Short- and long-term debt
     The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At September 30, 2005 and 2004, the Company had $100.0 million in commercial paper outstanding with a weighted average interest rate of 3.80% and 1.83%, respectively.
     In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was due to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2005, these requirements were met. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $200.0 million at September 30, 2005.
     The Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in March 2007 outstanding at September 30, 2005 and 2004. In October 2005 the Company issued, in a public offering, $300 million, 5.375% Senior Notes due in 2015. Interest on the Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2006. The Senior Notes were rated “A-1” by Moody’s, “A” by S&P and “A+” by Fitch. The Company has utilized the proceeds from the sale of the Notes, together with available cash, to repay the $300 million, 7.5% Senior Notes that came due October 17, 2005. At September 30, 2005 and 2004, the market value of the outstanding debt was $603.6 million and $626.9 million, respectively.
     Interest payments on all long-term and short-term debt were $30.1 million and $28.8 million for the nine months ended September 30, 2005 and 2004, respectively.
     In March 2005, a swap was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.07% and receives a variable interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. In April 2005, in anticipation of refinancing the Senior Notes due in October 2005, the Company entered into two forward five-year interest rate swaps with mandatory early termination dates in October 2005. Each swap has a notional amount of $100 million. The Company is the fixed rate payor on each swap, with fixed rates of 4.75% and 4.74%, respectively. The two swaps are designated as cash flow hedges against the future interest rate payments on $200 million of the debt issued in October 2005. The cash flow swaps outstanding at September 30, 2005 and 2004 are evaluated quarterly with any ineffectiveness being recorded as an expense. To date these evaluations have not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.
     Expense on the interest rate swaps for the nine months ended September 30, 2005 and 2004 of approximately $0.7 million and $2.7 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
Note 3 — Litigation and contingencies
     The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.
     Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. There can be no assurance that MGIC will not be subject to future litigation under RESPA or FCRA or that the outcome of any such litigation would not have a material adverse effect on the Company. In August 2005, the United States Court of Appeals for the Ninth Circuit decided a case under FCRA to which the Company was not a party that may make it more likely that the Company will be subject to future litigation regarding when notices to borrowers are required by FCRA.

     In June 2005, in response to a letter from the New York Insurance Department, the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. Spokesmen for insurance commissioners in Colorado and North Carolina have been publicly reported as saying that those commissioners are considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews. The anti-referral fee provisions of RESPA provide that the Department of Housing and Urban Development (“HUD”) as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While the Company believes its captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on the Company or the mortgage insurance industry.
     Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the nine months ended September 30, 2005 and 2004.
     The Internal Revenue Service (“IRS”) has been conducting an examination of the federal income tax returns of the Company for 2000 and 2001. During the third quarter of 2005, the IRS expanded the examination to include the 2002, 2003 and 2004 taxable years. In this exam, they have summonsed documents which include communications with outside legal counsel engaged by the Company. Management believes that these documents are protected by the attorney-client privilege and has declined to waive that privilege. The documents relate to a portfolio of investments in the residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The tax returns have included the flow through of income and losses from these investments in the computation of taxable income. The IRS has indicated that they do not believe that the Company has established sufficient tax basis in the REMIC residual interests to deduct some portion of the flow through losses from income. To date, they have not provided a detailed explanation of their position or the calculation of the dollar amount of any potential adjustment. The Company will contest any such proposal to increase taxable income and believes that income taxes related to these years have been properly provided for in the financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Shares in thousands)
Weighted-average shares — Basic	91,087	97,760	92,982	97,987
Common stock equivalents	709	626	648	591

Weighted-average shares — Diluted	91,796	98,386	93,630	98,578

Note 5 — Comprehensive income
     The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands of dollars)
Net income	$142,382	$134,069	$498,752	$418,666
Other comprehensive income (loss)	(41,696)	86,815	(36,183)	(15,338)

Total comprehensive income	$100,686	$220,884	$462,569	$403,328

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains and losses	$4,952	$190	$103	$1,928
Amortization of deferred losses on derivatives	203	270	609	810
Change in unrealized gains and losses on investments	(47,369)	86,949	(37,849)	(18,427)
Other	518	(594)	954	351

Other comprehensive income (loss)	$(41,696)	$86,815	$(36,183)	$(15,338)

     At September 30, 2005, accumulated other comprehensive income of $87.2 million included $88.2 million of net unrealized gains on investments, ($1.2) million relating to derivative financial instruments and $0.2 million relating to the accumulated other comprehensive gain of the Company’s joint venture investment, all net of tax. At December 31, 2004, accumulated other comprehensive income of $123.4 million included $126.0 million of net unrealized gains on investments, ($1.9) million relating to derivative financial instruments and ($0.7) million relating to the accumulated other comprehensive loss of the Company’s joint venture investment.

Note 6 — Benefit Plans
     The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended
	September 30,
			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
		(In thousands of dollars)
Service cost	$2,209	$2,285	$854	$865
Interest cost	2,370	2,185	931	881
Expected return on plan assets	(3,354)	(2,592)	(561)	(430)
Recognized net actuarial loss (gain)	—	311	75	125
Amortization of transition obligation	—	—	70	132
Amortization of prior service cost	186	175	—	—

Net periodic benefit cost	$1,411	$2,364	$1,369	$1,573

	Nine Months Ended
	September 30,
			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
		(In thousands of dollars)
Service cost	$6,629	$6,855	$2,561	$2,595
Interest cost	7,112	6,555	2,792	2,643
Expected return on plan assets	(10,064)	(7,776)	(1,682)	(1,290)
Recognized net actuarial loss (gain)	—	933	226	375
Amortization of transition obligation	—	—	212	396
Amortization of prior service cost	556	525	—	—

Net periodic benefit cost	$4,233	$7,092	$4,109	$4,719

     The Company expects to contribute approximately $8.1 million and $2.8 million, respectively, to its pension and postretirement plans in 2005. As of September 30, 2005, no contributions have been made.

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
The Company’s results of operations are affected by:
•	Premiums written and earned
     Premiums written and earned in a year are influenced by:
•	New insurance written, which increases the size of the in force book of insurance. New insurance written is the aggregate principal amount of the mortgages that are insured during a period and is referred to as “NIW”. NIW is affected by many factors, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from other mortgage insurers and alternatives to mortgage insurance, such as 80-10-10 loans.

•	Cancellations, which reduce the size of the in force book of insurance that generates premiums. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders and risk sharing arrangements with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (government sponsored entities or “GSEs”).
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
     Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained under “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:
•	The state of the economy, which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The average claim payment, which is affected by the size of loans insured (higher average loan amounts tend to increase losses incurred), the percentage coverage on insured loans (deeper average coverage tends to increase incurred losses), and housing values, which affect the Company’s ability to mitigate its losses through sales of properties with delinquent mortgages.

•	The distribution of claims over the life of a book. Historically, the first years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency and the condition of the economy can affect this pattern.
•	Underwriting and other expenses
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
     C-BASS’s consolidated results of operations are affected by:
•	Portfolio revenue, which in turn is primarily affected by net interest income, gain on sale and liquidation and hedging gains and losses related to portfolio assets, net of mark-to-market and whole loan reserve changes
o	Net interest income

Net interest income is principally a function of the size of C-BASS’s portfolio of whole loans and mortgages and other securities, and the spread between the interest income generated by these assets and the interest expense of funding them. Interest income from a particular security is recognized based on the expected yield for the security.

o	Gain on sale and liquidation

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

•	Transaction revenue, which in turn is affected by gain on securitization and hedging gains and losses related to securitization
o	Gain on securitization

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

   2005 Third Quarter Results
     The Company’s results of operations in the third quarter of 2005 were principally affected by:
•	Losses incurred
     Losses incurred for the third quarter of 2005 decreased compared to the same period in 2004 primarily due to a decrease in the estimates regarding how many delinquencies will eventually result in a claim during the third quarter of 2005 when compared to the same period in 2004.
•	Premiums written and earned
     During the third quarter of 2005, the Company’s written and earned premiums were lower than in the third quarter of 2004 due to a decline in the average insurance in force.
•	Investment income
     Investment income in the third quarter of 2005 was higher than in the third quarter of 2004 due to a slight increase in the average investment portfolio, as well as a slight increase in the pre-tax yield.
•	Income from joint ventures
     Income from joint ventures increased in the third quarter of 2005 compared to the same period in 2004 due to higher income from each of C-BASS and Sherman.
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
NIW
     The amount of MGIC’s NIW (this term is defined in the “Overview-Business and General Environment” section) during the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
		($ billions)
	2005	2004	2005	2004
Flow	$11.4	$12.0	$30.7	$36.1
Bulk	6.8	6.0	15.5	11.0

Total NIW	$18.2	$18.0	$46.2	$47.1

Refinance volume as a % of primary flow NIW	27%	23%	28%	30%
     NIW on a flow basis for the third quarter of 2005 was comparable to the volume during the third quarter of 2004. The decrease in NIW on a flow basis for the first nine months of 2005 was primarily the result of a decrease in refinance volume. Refinance volume in turn is driven by changes in interest rates as discussed with respect to cancellations below. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below.

Cancellations and insurance in force
     NIW and cancellations of primary insurance in force during the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three months ended		Nine Months Ended
	September 30,		September 30,
		($ billions)
	2005	2004	2005	2004
NIW	$18.2	$18.0	$46.2	$47.1
Cancellations	(19.8)	(18.6)	(53.1)	(56.9)

Change in primary insurance in force	$(1.6)	$(0.6)	$(6.9)	$(9.8)

     Direct primary insurance in force was $170.2 billion at September 30, 2005 compared to $177.1 billion at December 31, 2004 and $179.8 billion at September 30, 2004.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) was 60.2% at both September 30, 2005 and December 31, 2004 and was 59.4% at September 30, 2004. The Company expects modest improvement in the persistency rate for the remainder of 2005, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late October 2005.

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
     NIW for bulk transactions increased from $6.0 billion during the third quarter of 2004 to $6.8 billion in the third quarter of 2005. As it has in past quarters, the Company priced the bulk business written in the third quarter of 2005 to generate acceptable returns; there can be no assurance, however, that the assumptions underlying the premium rates will achieve this objective.
Pool insurance
     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended September 30, 2005 and 2004 was $97 million and $55 million, respectively. The Company’s direct pool risk in force was $2.9 billion, $3.0 billion and $3.0 billion at September 30, 2005, December 31, 2004 and September 30, 2004, respectively. These risk amounts are contractual aggregate loss limits and for contracts without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. At September 30, 2005 and 2004, there was $5.1 billion and $4.8 billion, respectively, of risk without such limits for which risk in force was calculated on this basis at $468 million and $395 million, respectively. During the three months ended September 30, 2005 and 2004, new risk written calculated on this basis was $5 million and $16 million, respectively.
     New pool risk written during the nine months ended September 30, 2005 and 2004 was $203 million and $153 million, respectively. These risk amounts are contractual aggregate loss limits and for contracts without such limits, risk is calculated at the estimated amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. During the nine months ended September 30, 2005 and 2004, new risk written calculated on this basis was $49 million and $42 million, respectively.

Net premiums written and earned
     Net premiums written and earned during the third quarter and first nine months of 2005 decreased due to a decline in the average insurance in force, when compared to the same periods in 2004. The Company expects the average insurance in force during the remainder of 2005 will be lower than during the comparable period in 2004. As a result, the Company anticipates that net premiums written and earned in the fourth quarter of 2005 will be lower than the comparable period in 2004.
Risk sharing arrangements
     For the quarter ended June 30, 2005, approximately 46.7% of the Company’s new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 49.8% for the quarter ended September 30, 2004. The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
     In the second quarter of 2005, to reduce exposure to certain categories of risk, including Alt A loans, the Company entered into an excess of loss reinsurance agreement under which it ceded approximately $41.5 million of risk in force to a special purpose reinsurance company (the “SPR”). The SPR is not affiliated with the Company and was formed solely to enter into the reinsurance arrangement. The SPR obtained its capital from institutional investors by issuance of various classes of notes the return on which is linked to the performance of the reinsured portfolio. The SPR invested the proceeds of the notes in high quality short-term investments. Income earned on those investments and reinsurance premiums paid by the Company are applied to pay interest on the notes as well as expenses of the SPR. The investments will be liquidated to pay reinsured loss amounts to the Company. Proceeds not required to pay reinsured losses will be applied to pay principal on the notes. Premiums ceded under this agreement have not been material and are included in “ceded premiums.” The Company entered into a similar transaction in October of 2005.
Investment income
     Investment income for the third quarter of 2005 increased due to a slight increase in the amortized cost of average invested assets to $5.3 billion for the third quarter of 2005, as well as a slight increase in the average investment yield. The portfolio’s average pre-tax investment yield was 4.21% at September 30, 2005 and 4.18% at September 30, 2004. The portfolio’s average after-tax investment yield was 3.79% at September 30, 2005 and 3.70% at September 30, 2004. The Company’s net realized gains in the third quarter of 2005 resulted primarily from the sale of a preferred stock investment, offset by a realized loss on the sale of interest in a joint venture. The Company’s net realized losses in the third quarter of 2004 resulted primarily from other than temporary impairments of securities. As discussed in Note 1 — New Accounting Standards, the impact of the final issuance of proposed FSP EITF 03-1-a cannot be determined at this time. Under the proposed guidance, it may be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under the existing accounting standard.
     Investment income for the first nine months of 2005 increased due to an increase in the amortized cost of average invested assets to $5.4 billion for the first nine months of 2005 from $5.2 billion for the first nine months of 2004. The Company’s net realized gains for the nine months ended September 30, 2005 and 2004 resulted primarily from the sale of fixed maturities.
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
     Net losses incurred decreased in the third quarter of 2005 compared to the same period in 2004 due to a decrease in the estimates regarding how many delinquencies will eventually result in a claim during the third quarter of 2005 when compared to the same period in 2004. The average primary claim paid for the three months ended September 30, 2005 was $26,735 compared to $24,606 for the same period in 2004.
     Net losses incurred decreased in the first nine months of 2005 compared to the same period in 2004 due to a larger decrease in the delinquency inventory during the first nine months of 2005 when compared to the first nine months of 2004, as well as a decrease in the estimates regarding how many delinquencies will eventually result in a claim during the first nine months of 2005 compared to an increase in the estimates in the same period in 2004, and a smaller increase in the estimates regarding how much will be paid on claims during the first nine months of 2005 when compared to the same period in 2004.
     The Company anticipates that losses incurred in the fourth quarter of 2005 will be above the level in the third quarter of 2005.
     Information about the composition of the primary insurance default inventory at September 30, 2005, December 31, 2004 and September 30, 2004 appears in the table below.

	September 30,	December 31,	September 30,
	2005	2004	2004
Total loans delinquent	78,754	85,487	83,940
Percentage of loans delinquent (default rate)	5.95%	6.05%	5.80%

Flow loans delinquent	41,742	44,925	43,496
Percentage of flow loans delinquent (default rate)	3.95%	3.99%	3.80%

Bulk loans delinquent	37,012	40,562	40,444
Percentage of bulk loans delinquent (default rate)	13.92%	14.06%	13.40%

A-minus and subprime credit loans delinquent*	34,265	35,824	35,135
Percentage of A-minus and subprime credit loans delinquent (default rate)	16.66%	16.49%	15.75%

*	A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.
     The pool notice inventory decreased from 25,500 at December 31, 2004 to 23,033 at September 30, 2005; the pool notice inventory was 25,881 at September 30, 2004.
     At September 30, 2005, the default inventory included relatively few mortgages on properties in areas within Alabama, Louisiana, Mississippi and Texas that have been declared eligible for individual and public assistance by the Federal Emergency Management Agency as a result of Hurricanes Katrina and Rita. For additional information on the potential effect of these hurricanes, see “Deterioration in the domestic economy or changes in the mix of business may result in more homeowners defaulting and the Company’s losses increasing” under “Risk Factors”.

   Information about net losses paid in 2005 and 2004 appears in the table below.

	Three months ended		Nine Months Ended
	September 30,		September 30,
Net paid claims ($ millions)	2005	2004	2005	2004
Flow	$72	$70	$217	$204
Bulk	65	56	187	164
Other	20	18	60	58

	$157	$144	$464	$426

     As of September 30, 2005, 75% of the Company’s primary insurance in force was written subsequent to December 31, 2002. On the Company’s flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). On the Company’s bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on the Company’s flow business.
Underwriting and other expenses
     Underwriting and other expenses in the third quarter of 2005 were comparable to the same period in 2004.
     Underwriting and other expenses in the first nine months of 2005 were lower than in the same period in 2004 primarily due to a decrease in flow NIW, as well as a decrease in expenses related to contract underwriting activity.
Consolidated ratios
     The table below presents the Company’s consolidated loss, expense and combined ratios for the periods indicated.

	Three months ended		Nine Months Ended
	September 30,		September 30,
Consolidated Insurance Operations:	2005	2004	2005	2004
Loss ratio	47.8%	52.4%	40.9%	51.6%
Expense ratio	15.7%	14.7%	15.6%	14.5%

Combined ratio	63.5%	67.1%	56.5%	66.1%

     The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio (expressed as a percentage) is the ratio of underwriting expenses to net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Income taxes
     The effective tax rate was 26.1% in the third quarter of 2005, compared to 26.5% in the third quarter of 2004. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax preferenced investments. Tax preferenced investments of the Company include tax-exempt municipal bonds, interests in mortgage related securities with flow through characteristics and investments in real estate ventures which generate low income housing credits. The lower effective tax rate in 2005 resulted from a higher percentage of total income before tax being generated from tax preferenced investments.
     The effective tax rate was 27.7% in the first nine months of 2005, compared to 27.3% in the first nine months of 2004. The higher effective tax rate in 2005 resulted from a lower percentage of total income before tax being generated from tax preferenced investments, which resulted from higher levels of underwriting income.
Joint ventures
     The Company’s equity in the earnings from the C-BASS and Sherman joint ventures with Radian Group Inc. (“Radian”) and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on the Company’s consolidated statement of operations. The increase in income from joint ventures from the third quarter and first nine months of 2004 to the third quarter and first nine months of 2005 is primarily the result of increased equity earnings from each of Sherman and C-BASS.
C-BASS
     Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.
Summary Balance Sheet:

	September 30,	December 31,
	2005	2004
	($ millions)

Total Assets	$3,806	$4,009

Total Liabilities	3,083	3,409

Debt*	2,573	2,648

Owners’ Equity	723	600

*	Most of which is scheduled to mature within one year or less.

     Included in total assets and total liabilities at December 31, 2004 were approximately $457 million of assets and the same amount of liabilities from securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above. There were no such assets and liabilities at September 30, 2005.
Summary Income Statement

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		($ millions)

Portfolio	$67.4	$47.0	$206.8	$162.8
Servicing	63.8	39.9	190.3	115.7
Money management	7.2	6.4	21.4	19.2
Transaction	(3.9)	11.8	37.6	56.5

Total revenue	134.5	105.1	456.1	354.2

Total expense	89.0	65.8	274.8	196.5

Income before tax	$45.5	$39.3	$181.3	$157.7

Company’s share of pretax income	$21.0	$18.0	$83.6	$73.7

     See “Overview—Business and General Environment—Income from Joint Ventures—C-BASS” for a description of the components of the revenue lines.
     The increased contribution for the third quarter and first nine months of 2005, compared to the same periods in 2004, was primarily due to increased servicing revenue, net interest income and unrealized gains. The increased servicing revenue was due primarily to Litton’s higher average servicing portfolio. Higher net interest income was the result of a higher average investment portfolio and higher earnings on trust deposits for securities serviced by Litton. For the three month period, the increased unrealized gains were due to deals called by C-BASS and for both the three and nine month periods, to such calls and to mark to market of mortgage securities purchased at lower prices through joint bids with third parties.
     The Company’s investment in C-BASS on an equity basis at September 30, 2005 was $341.8 million. The Company received $9.8 million in distributions from C-BASS during the third quarter of 2005 and $27.0 million through the first nine months of 2005.

Sherman
     Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.
Summary Balance Sheet:

	September 30,	December 31,
	2005	2004
	($ millions)

Total Assets	$869	$484

Total Liabilities	715	245

Debt	537	143

Members’ Equity	154	239
     In March 2005, Sherman acquired the holding company for First National Bank of Marin (“Bank of Marin”) for a payment of cash and subordinated notes. This acquisition materially increased Sherman’s consolidated assets as well as its debt and financial leverage. In 2004, the Bank of Marin was the 43rd largest credit card issuer in the United States, as measured by the amount of receivables generated. The Bank of Marin’s operations during the second and third quarters of 2005 consisted of activities related to originating subprime credit cards. During 2005, the increases in total assets, total liabilities and debt were primarily related to the acquisition of the Bank of Marin.

Summary Income Statement

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		($ millions)

Revenues from receivable portfolios	$285.6	$204.1	$793.5	$628.1
Portfolio amortization	71.8	74.4	221.2	274.8

Revenues, net of amortization	213.8	129.7	572.3	353.3

Other revenue	11.5	22.9	44.6	39.2

Expenses	153.3	90.4	410.9	256.3

Income before tax	$72.0	$62.2	$206.0	$136.2

Company’s share of pretax income	$26.4	$25.8	$82.0	$56.6

     The increased contribution from Sherman for the third quarter and first nine months of 2005, compared to the same periods in 2004, was primarily due to increased net revenue from portfolios owned during the 2004 and 2005 periods attributable to continuing collections and lower amortization on those portfolios. The increase in revenue for those periods was also due to the acquisition of the Bank of Marin, as was the increase in expenses. The Company’s investment in Sherman on an equity basis at September 30, 2005 was $50.9 million. The Company received $58.8 million in distributions in the third quarter of 2005, and $110.7 of distributions in the first nine months of 2005.
     In June 2005, MGIC, Radian (MGIC and Radian are collectively referred to as the “Corporate Partners”) and entities (the “Management Entities”) owned by the senior management (“Senior Management”) of Sherman entered into a Securities Purchase Agreement and a Call Option Agreement.
     Under the Securities Purchase Agreement, each of MGIC and Radian agreed to sell to one of the Management Entities 6.92% of the 41.5% interest in Sherman owned by each (a total of 13.84% for both MGIC and Radian) for approximately $15.7 million, which is $1.0 million in excess of the approximate book value of the interest at April 30, 2005. Upon completion of the sale, Senior Management of Sherman owns an interest in Sherman of 30.84% and each of MGIC and Radian own interests of 34.58%. The sale closed in early August 2005.
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
Financial Condition
     The Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in March 2007 outstanding at September 30, 2005 and 2004. In October 2005 the Company issued, in a public offering, $300 million, 5.375% Senior Notes due in 2015. Interest on the Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2006. The Senior Notes were rated “A-1” by Moody’s, “A” by S&P and “A+” by Fitch. The Company has utilized the proceeds from the sale of the Notes, together with available cash, to repay the $300 million, 7.5% Senior Notes that came due October 17, 2005. At September 30, 2005 and 2004, the market value of the outstanding debt was $603.6 million and $626.9 million, respectively.
     See “Results of Operations-Joint ventures” above for information about the financial condition of C-BASS and Sherman.
     As of September 30, 2005, 84% of the investment portfolio was invested in tax-preferenced securities. In addition, at September 30, 2005, based on book value, more than 99% of the Company’s fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.
     At September 30, 2005, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2005, the effective duration of the Company’s fixed income investment portfolio was 5.0 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.0% change in the market value of the Company’s fixed income portfolio.

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
     The Company has a $300 million commercial paper program, which is rated “A-1” by S&P and “P-1” by Moody’s. At September 30, 2005 and 2004, the Company had $100.0 in commercial paper outstanding with a weighted average interest rate of 3.80% and 1.83%, respectively.
     In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was set to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2005, these requirements were met. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $200.0 million at September 30, 2005.
     In March 2005, a swap was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.07% and receives a variable interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. In April 2005, in anticipation of refinancing the Senior Notes due in October 2005, the Company entered into two forward five-year interest rate swaps with mandatory early termination dates in October 2005. Each swap has a notional amount of $100 million. The Company is the fixed rate payor on each swap, with fixed rates of 4.75% and 4.74%, respectively. The two swaps are designated as cash flow hedges against the future interest rate payments on $200 million of the debt issued in October 2005. The cash flow swaps outstanding at September 30, 2005 and 2004 are evaluated quarterly with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.
     Expense on the interest rate swaps for the nine months ended September 30, 2005 and 2004 of approximately $0.7 million and $2.7 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

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
     During the first nine months of 2005, the Company repurchased 5.6 million shares of Common Stock under publicly announced programs at a cost of $341.7 million, a portion of which is subject to adjustment. At September 30, 2005, the Company had authority covering the purchase of an additional 4.0 million shares under these programs. For additional information regarding stock repurchases, see Item 2(c) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through September 30, 2005, the Company has repurchased 32.3 million shares under publicly announced programs at a cost of $1.8 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.
     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2005, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $52.2 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through September 30, 2005, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.
     The Company’s consolidated risk-to-capital ratio was 7.5:1 at September 30, 2005 compared to 7.9:1 at December 31, 2004. The decrease was due to an increase in capital and a decrease in risk in force during the first nine months of 2005.
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
     Less than 3% of the Company’s risk in force is located in areas within Alabama, Louisiana, Mississippi and Texas that have been declared eligible for individual and public assistance by the Federal Emergency Management Agency as a result of Hurricanes Katrina and Rita. The effect on the Company from these hurricanes, however, will likely not be limited to these areas to the extent that the borrowers in areas that have not experienced wind or water damage are adversely affected due to deteriorating economic conditions attributable to the hurricanes.
     The mix of business the Company writes also affects the likelihood of losses occurring. In recent years, the percentage of the Company’s volume written on a flow basis that includes segments the Company views as having a higher probability of claim has continued to increase. These segments include loans with loan-to-value (“LTV”) ratios over 95% (including loans with 100% LTV ratios), “FICO” credit scores below 620, limited underwriting, including limited borrower documentation, or total debt-to-income ratios of 38% or higher, as well as loans having combinations of higher risk factors.
     Approximately 9% of the Company’s risk in force written through the flow channel, and more than half of the Company’s risk in force written through the bulk channel, consists of adjustable rate mortgages (“ARMs”). The Company believes that during a prolonged period of rising interest rates, claims on ARMs would be substantially higher than for fixed rate loans, although the performance of ARMs has not been tested in such an environment. In addition, the Company believes the volume of “interest-only” loans has recently increased. Because interest-only loans are a relatively recent development, the Company has no data on their historical performance. The Company believes claim rates on certain interest-only loans will be substantially higher than on comparable loans requiring amortization. Interest-only loans may also be ARMs.
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
     The Company’s private mortgage insurance competitors include:
•	PMI Mortgage Insurance Company

•	Genworth Mortgage Insurance Corporation

•	United Guaranty Residential Insurance Company

•	Radian Guaranty Inc.

•	Republic Mortgage Insurance Company

•	Triad Guaranty Insurance Corporation

•	CMG Mortgage Insurance Company
     Assured Guaranty Limited, a financial guaranty company whose mortgage insurance business is primarily reinsurance, also writes investment grade mortgage guaranty insurance on a direct basis.
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
     During the 1990s, the Company’s year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At September 30, 2005 persistency was at 60.2%, compared to the record low of 44.9% at September 30, 2003. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, the Company does not expect persistency will approach its December 31, 1990 level.
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
     The business practices of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government sponsored entity (“GSE”) affect the entire relationship between them and mortgage insurers and include:
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
     Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. There can be no assurance that MGIC will not be subject to future litigation under RESPA or FCRA or that the outcome of any such litigation would not have a material adverse effect on the Company. In August 2005, the United States Court of Appeals for the Ninth Circuit decided a case under FCRA to which the

Company was not a party that may make it more likely that the Company will be subject to future litigation regarding when notices to borrowers are required by FCRA.
     In June 2005, in response to a letter from the New York Insurance Department, the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. Spokesmen for insurance commissioners in Colorado and North Carolina have been publicly reported as saying that those commissioners are considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews. The anti-referral fee provisions of RESPA provide that the Department of Housing and Urban Development (“HUD”) as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While the Company believes its captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on the Company or the mortgage insurance industry.
     Net premiums written could be adversely affected if the Department of Housing and Urban Development reproposes and adopts a regulation under the Real Estate Settlement Procedures Act that is equivalent to a proposed regulation that was withdrawn in 2004.
     HUD regulations under RESPA prohibit paying lenders for the referral of settlement services, including mortgage insurance, and prohibit lenders from receiving such payments. In July 2002, HUD proposed a regulation that would exclude from these anti-referral fee provisions settlement services included in a package of settlement services offered to a borrower at a guaranteed price. HUD withdrew this proposed regulation in March 2004. Under the proposed regulation, if mortgage insurance were required on a loan, the package must include any mortgage insurance premium paid at settlement. Although certain state insurance regulations prohibit an insurer’s payment of referral fees, had this regulation been adopted in this form, the Company’s revenues could have been adversely affected to the extent that lenders offered such packages and received value from the Company in excess of what they could have received were the anti-referral fee provisions of RESPA to apply and if such state regulations were not applied to prohibit such payments.
     The Company’s income from joint ventures could be adversely affected by credit losses, insufficient liquidity or competition affecting those businesses.
     C-BASS: Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) is particularly exposed to credit risk and funding risk. In addition, C-BASS’s results are sensitive to its ability to purchase mortgage loans and securities on terms that it projects will meet its return targets. With respect to credit risk, an increasing proportion of non-conforming mortgage originations (the types of mortgages C-BASS principally purchases), are products, such as interest only loans to subprime borrowers, that are viewed by C-BASS as having greater credit risk. In addition, credit losses are a function of housing prices, which in certain regions have experienced rates of increase greater than historical norms and greater than growth in median incomes.

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
     Sherman: The results of Sherman Financial Group LLC (“Sherman”) are sensitive to its ability to purchase receivable portfolios on terms that it projects will meet its return targets. While the volume of charged-off consumer receivables and the portion of these receivables that have been sold to third parties such as Sherman has grown in recent years, there is an increasing amount of competition to purchase such portfolios, including from new entrants to the industry, which has resulted in increases in the prices at which portfolios can be purchased.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2005, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet investment grade credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2005, the effective duration of the Company’s fixed income investment portfolio was 5.0 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.0% change in the market value of the Company’s fixed income investment portfolio.
     The Company’s borrowings under its commercial paper program are subject to interest rates that are variable. See the fourth and fifth paragraphs under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of the Company’s interest rate swaps.

ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(c) Repurchase of common stock:
Information about shares of Common Stock repurchased during the third quarter of 2005 appears in the table below.

				(c)	(d) Maximum Number of
				Total Number of	Shares that May Yet
				Shares Purchased as	Be Purchased Under
	(a)		(b)	Part of Publicly	the Plans or
	Total Number of		Average Price Paid	Announced Plans or	Programs
Period	Shares Purchased		per Share	Programs	(A)
July 1, 2005 through July 31, 2005	—		—	—	5,107,643
August 1, 2005 through August 31, 2005	153,413	(B)	$64.23	90,000	5,017,643
September 1, 2005 through September 30, 2005	1,019,300		$62.25	1,019,300	3,998,343

Total	1,172,713	(B)	$63.08	1,109,300	3,998,343

(A)	On May 8, 2003 the Company announced that its Board of Directors authorized the repurchase of up to five million shares of the Company’s Common Stock in the open market or in private transactions. On June 20, 2005 the Company announced that its Board authorized the repurchased of an additional five million shares in the open market or in private transactions.

(B)	63,413 of the shares purchased in August 2005 were purchased as part of stock option exercises by Company employees.
ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q. The Company is a party to various agreements regarding long-term debt that are not filed as exhibits pursuant to Reg. S-K Item 601 (b)(4)(iii)(A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2005.

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