Form 10-K
period 2005-12-31
MGIC INVESTMENT CORP
filed 2006-03-13
CIK 876437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes  ☑      No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐      No  ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b -2 of the Exchange Act. (Check one):
Large accelerated filer ☑                     Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐   Yes      ☑   No
State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005: $6.0 billion *

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
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 15, 2006: 87,490,806
The following documents have been incorporated by reference in this Form 10-K, as indicated:

Part and Item Number of Form 10-K Into
Document	Which Incorporated*

Proxy Statement for the 2006 Annual
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
     The Company and its business may be materially affected by the risk factors applicable to the Company that are included in Item 1A of this Annual Report on Form 10-K. C-BASS and Sherman and their respective businesses may be materially affected by the risk factors applicable to them included in Item 1A. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that the Company may make.
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
     References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to MGIC’s insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. References in this document to “primary insurance” include insurance written in bulk transactions (see “Bulk Transactions” below) that is supplemental to mortgage insurance written in connection with the origination of the loan or that reduces a lender’s credit risk to less than 51% of the value of the property. Effective with the third quarter of 2001, in reports by private mortgage insurers to the trade association for the private mortgage insurance industry, mortgage insurance that is supplemental to other mortgage insurance or that reduces a lender’s credit risk to less than 51% of the value of the property is classified as pool insurance. The trade association classification is used by members of the private mortgage insurance industry in reports to a mortgage industry publication that computes and publishes primary market share information.
     Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New insurance written on a flow basis was $40.1 billion in 2005 compared to $47.1 billion in 2004 and $71.1 billion in 2003. New insurance written for bulk transactions was $21.4 billion during 2005 compared to $15.8 billion for 2004 and $25.7 billion for 2003.
     The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in MGIC’s records) and primary risk in force (the coverage percentage applied to the unpaid principal balance), for insurance that has been written by MGIC (the “MGIC Book”) as of the dates indicated:
Primary Insurance and Risk In Force

	December 31,
	2005	2004	2003	2002	2001
			(In millions)
Direct Primary Insurance In Force	$170,029	$177,091	$189,632	$196,988	$183,904

Direct Primary Risk In Force	$44,860	$45,981	$48,658	$49,231	$45,243
     The coverage percentage provided by MGIC is determined by the lender. For loans sold by lenders to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered.
     MGIC charges higher premium rates for higher coverages. MGIC believes depth of coverage requirements have no significant impact on frequency of default. Higher coverage percentages generally result in increased severity (which is the amount paid on a claim), and lower coverage percentages generally result in decreased severity. In accordance with industry accounting practice, reserves for losses are only established for loans in default. Because relatively few defaults occur in the early years of a book of business (see “Past Industry Losses; Defaults; and Claims — Claims” below), the higher premium revenue from deeper coverage is recognized before any higher losses resulting from that deeper coverage may be incurred. MGIC’s premium pricing methodology generally targets substantially similar returns on capital regardless of the depth of coverage. However, there can be no assurance that changes in the level of premium rates adequately reflect the risks associated with changes in the depth of coverage.
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
     The percentage of primary risk written with respect to loans representing refinances was 39.5% in 2005 compared to 37.4% in 2004 and 48.7% in 2003. When a borrower refinances an MGIC-insured mortgage loan by paying it off in full with the proceeds of a new mortgage that is also insured by MGIC, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of MGIC’s coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written.
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
     During each of the last three years, the monthly premium plan represented more than 93% of MGIC’s new insurance written. The annual and single premium plans represented the remaining new insurance written.
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
     New pool risk written during 2005 was $358 million and was $208 million in 2004. New pool risk written during these years was primarily comprised of risk associated with loans delivered to Freddie Mac and Fannie Mae (“agency pool insurance”), loans delivered to the Federal Home Loan Banks under their mortgage purchase programs and loans made under state housing finance programs. Direct pool risk in force at December 31, 2005 was $2.9 billion compared to $3.0 billion and $2.9 billion at December 31, 2004 and 2003, respectively. The risk amounts referred to above represent pools of loans with contractual aggregate loss limits and those without such limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance these loans to a ‘AA” level based on a rating agency model. Under this model, at December 31, 2005, 2004 and 2003 for $5.0 billion, $4.9 billion, and $4.9 billion, respectively, of risk without such limits, risk in force is calculated at $469 million, $418 million, and $353 million, respectively. New risk written, under this model, for the years ended December 31, 2005 and 2004 was $51 million and $65 million, respectively.
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
     Risk Sharing Arrangements. MGIC participates in risk sharing arrangements with the GSEs and captive reinsurance arrangements with subsidiaries of certain mortgage lenders that reinsure a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. During the nine months ended September 30, 2005 and the year ended December 31, 2004, about 48% and 51%, respectively, of MGIC’s new insurance written on a flow basis was subject to risk sharing arrangements. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a quarter covered by such arrangements normally increases after the end of the quarter because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a quarter becoming part of such an arrangement in a subsequent quarter. Therefore, the percentage of new insurance written for 2005 covered by such arrangements is shown only for the nine months ended September 30, 2005.
     In a February 1, 1999 circular addressed to all mortgage insurers licensed in New York, the NYID said that it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law. Such guidelines, which were to ensure that the reinsurance constituted a legitimate transfer of risk and were fair and equitable to the parties, have not yet been issued. As discussed under “The mortgage insurance industry is subject to the risk of private litigation and regulatory proceedings” in Item 1A, the Company provided information regarding captive mortgage reinsurance arrangements to the NYID and the Minnesota Department of Commerce in June 2005 and February 2006, respectively. The complaint in the RESPA Litigation alleged that MGIC pays “inflated” captive reinsurance premiums in violation of RESPA. During the three years ended December 31, 2003, 2004 and 2005, MGIC ceded $99.4 million, $101.7 million and $105.2 million of written premium in captive reinsurance arrangements.
     External Reinsurance. At December 31, 2005, disregarding reinsurance under captive structures, less than 2% of MGIC’s insurance in force was externally reinsured. Reinsuring against possible loan losses does not discharge MGIC from liability to a policyholder; however, the reinsurer agrees to indemnify MGIC for the reinsurer’s share of losses incurred. During 2005, the Company entered into two separate reinsurance arrangements with unaffiliated special purpose reinsurance companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Risk Sharing Arrangements” in Item 7.
     Bulk Transactions. In bulk transactions, the individual loans in the insured portfolio are generally insured to specified levels of coverage. The premium in a bulk transaction, which is negotiated with the securitizer or other owner of the loans, is based on the mortgage insurer’s evaluation of the overall risk of the insured loans included in the transaction and is often a composite rate applied to all of the loans in the transaction.
     In general, the loans insured by MGIC in bulk transactions consist of A- loans; subprime loans; cash out refinances that exceed the standard underwriting requirements of the GSEs; jumbo loans; and loans with reduced underwriting documentation. A- loans have FICO scores between 575 and 619 and subprime loans have FICO credit scores of less than 575. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. The conforming loan limit is subject to annual adjustment, and for mortgages covering a home with one dwelling unit is $417,000 for 2006 and was $359,650 in 2005 and $333,700 in 2004.
     Approximately 60% of MGIC’s bulk loan risk in force at December 31, 2005 had FICO credit scores of at least 620, compared to 58% at December 31, 2004. Approximately 25% of MGIC’s bulk loan risk in force at December 31, 2005 had A- FICO credit scores compared to 28% at December 31, 2004, and approximately 15% had subprime credit scores at December 31, 2005 compared to 14% at December 31, 2004. Most of the subprime loans insured by MGIC in 2005 were insured in bulk transactions. More than 30% of MGIC’s bulk loan risk in force at December 31, 2005 and 2004 had LTV ratios of 80% and below.
     New insurance written for bulk transactions was $21.4 billion during 2005 compared to $15.8 billion for 2004 and $25.7 billion for 2003. For a discussion of factors that affect new insurance written through the bulk channel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Bulk Transactions” in Item 7.

     Customers
     Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders have historically determined the placement of mortgage insurance written on flow basis and as a result are the customers of MGIC. To obtain primary insurance from MGIC written on flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy (“Master Policy”) from MGIC. MGIC had approximately 13,800 master policyholders at December 31, 2005 (not including policies issued to branches and affiliates of large lenders). In 2005, MGIC issued coverage on mortgage loans for approximately 3,800 of its master policyholders. MGIC’s top 10 customers generated 30.5% of its new insurance written on a flow basis in 2005, compared to 31.9% in 2004 and 33.1% in 2003.
     Sales and Marketing and Competition
     Sales and Marketing. MGIC sells its insurance products through its own employees, located throughout all regions of the United States and Puerto Rico.
     Competition. For flow business, MGIC and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration (“VA”). These agencies sponsor government-backed mortgage insurance programs, which during 2005 and 2004 accounted for approximately 24% and 33%, respectively, of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. Loans insured by the FHA cannot exceed maximum principal amounts which are determined by a percentage of the conforming loan limit. For 2006, the maximum FHA loan amount for homes with one dwelling unit in “high cost” areas is as high as $362,790 and was as high as $312,896 in 2005. Loans insured by the VA do not have mandated maximum principal amounts but have maximum limits on the amount of the guaranty provided by the VA to the lender. For loans closed on or after December 10, 2004 the maximum VA guarantee is $104,250.
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
     The capital markets may also develop as competitors to private mortgage insurers in ways the Company cannot predict. During 1998, a newly-organized off-shore company funded by the sale of notes to institutional investors provided reinsurance to Freddie Mac against default on a specified pool of mortgages owned by Freddie Mac. A competitor of MGIC has engaged in transactions in which it transferred portions of the risk that it had written in certain bulk transactions to institutional investors in similar reinsurance structures. MGIC has also engaged in similar reinsurance transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Risk Sharing Arrangements” in Item 7.
     MGIC and other mortgage insurers also compete with transactions structured to avoid mortgage insurance on low down payment mortgage loans. Such transactions include self-insuring, and “80-10-10” and similar loans (generally referred to as “piggyback loans”), which are loans comprised of both a first and a second mortgage (for example, an 80% LTV first mortgage and a 10% LTV second mortgage), with the LTV ratio of the first mortgage below what investors require for mortgage insurance, compared to a loan in which the first mortgage covers the entire borrowed amount (which in the preceding example would be a 90% LTV mortgage). Captive mortgage reinsurance and similar transactions also result in mortgage originators receiving a portion of the premium and the risk.
     The private mortgage insurance industry currently consists of eight active mortgage insurers and their affiliates; one of the eight is a joint venture in which another mortgage insurer is one of the joint venturers. The names of these mortgage insurers are listed under “Competition or changes in the Company’s relationships with its customers could reduce the Company’s revenues or increase its losses” in Item 1B of this Annual Report on Form 10-K. According to Inside Mortgage Finance, a mortgage industry publication, which obtains its data from reports to it by MGIC and other mortgage insurers that are to be prepared on the same basis as the reports by insurers to the trade association for the private mortgage insurance industry, for 1995 and subsequent years, MGIC has been the largest private mortgage insurer based on new primary insurance written (with a market share of 22.9% in 2005, 23.5% in 2004, 21.9% in 2003 and 24.8% in 2002) and at December 31, 2005, MGIC also had the largest book of direct primary insurance in force. Effective with the third quarter of 2001, these reports do not include as “primary mortgage insurance” insurance on certain loans classified by MGIC as primary insurance, such as loans insured through bulk transactions that already had mortgage insurance placed on the loans at origination.
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
     Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the years ended December 31, 2005, 2004 and 2003. There can be no assurance that contract underwriting remedies will not be material in the future.
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
     Exposure to Catastrophic Loss; Defaults; and Claims
     The private mortgage insurance industry, which is exposed to the risk of catastrophic loss, experienced substantial losses in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed (particularly on pool insurance). These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (i) severe regional recessions and attendant declines in property values in the nation’s energy producing states; (ii) the development by lenders of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (iii) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.
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
     The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default (default rate) as of December 31, 2001-2005:

Default Statistics for the MGIC Book

	December 31,
	2005	2004	2003	2002	2001

PRIMARY INSURANCE
Insured loans in force	1,303,084	1,413,678	1,551,331	1,655,887	1,580,283
Loans in default	85,788	85,487	86,372	73,648	54,653
Percentage of loans in default (default rate)	6.58%	6.05%	5.57%	4.45%	3.46%
Flow loans in default	47,051	44,925	45,259	43,196	36,193
Percentage of flow loans in default (default rate)	4.52%	3.99%	3.76%	3.19%	2.65%
Bulk loans in force	263,225	288,587	348,521	301,859	214,917
Bulk loans in default	38,737	40,562	41,113	30,452	18,460
Percentage of bulk loans in default (default rate)	14.72%	14.06%	11.80%	10.09%	8.59%
A-minus and subprime loans in force(1)	199,345	217,306	244,175	201,195	134,888
A-minus and subprime loans in default(1)	36,485	35,824	34,525	25,504	15,649
Percentage of A-minus and subprime loans in default (default rate)	18.30%	16.49%	14.14%	12.68%	11.60%
POOL INSURANCE
Insured loans in force	767,920	790,935	1,035,696	1,208,157	1,351,266
Loans in default	23,772	25,500	28,135	26,676	23,623
Percentage of loans in default (default rate)	3.10%	3.22%	2.72%	2.21%	1.75%

(1)	A portion of A-minus and subprime loans is included in the data for flow loans and the remainder is included in the data for bulk loans. Most A-minus and subprime credit loans are written through the bulk channel.
     Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book’s primary loans in default by MGIC region at the dates indicated:
Default Rates for Primary Insurance By Region*

	Dec. 31	Dec. 31	Dec. 31	Dec. 31	Dec. 31
	2005	2004	2003	2002	2001
MGIC REGION:
New England	3.98%	3.43%	3.43%	2.91%	2.27%
Northeast	6.48	6.15	5.65	4.74	3.90
Mid-Atlantic.	4.89	4.81	4.53	4.05	3.27
Southeast	6.79	6.33	6.02	4.87	3.65
Great Lakes	8.60	8.19	6.99	5.17	3.74
North Central	6.01	5.78	5.38	4.22	3.21
South Central	7.94	6.35	5.94	4.65	3.56
Plains	4.51	4.51	4.03	3.41	2.76
Pacific	3.76	3.92	4.21	3.73	3.38
National	6.58%	6.05%	5.57%	4.45%	3.46%

*	The default rate is affected by both the number of loans in default at any given date as well as the number of insured loans in force at such date.
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
     Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third through fourth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future and due in part to the subprime component of loans insured in bulk transactions, the peak claim period for bulk loans has generally occurred earlier than for prime loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 2005, 77.0% of the MGIC Book primary insurance in force had been written during 2003 — 2005, although a portion of such insurance arose from the refinancing of earlier originations.
     In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and the coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $26,361 for 2005 as compared to $24,438 in 2004 and $22,925 in 2003.
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
     For further information about loss reserves, see “Management’s Discussion and Analysis—Results of Operations—Losses” in Item 7 and Note 6 to the consolidated financial statements of the Company in Item 8.
     Geographic Dispersion
     The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas (“MSAs”) for the MGIC Book at December 31, 2005:
Dispersion of Primary Risk in Force

Top 10 States
1.	Florida	9.0%
2.	California	7.9
3.	Texas	6.8
4.	Michigan	5.1
5.	Illinois	5.0
6.	Ohio	4.8
7.	Pennsylvania	4.0
8.	New York	4.0
9.	Georgia	3.2
10.	Indiana	2.8

Total		52.6%

Top 10 MSAs
1.	Chicago	3.7%
2.	Atlanta	2.2
3.	Detroit	2.1
4.	Boston	2.0
5.	Los Angeles	2.0
6.	Houston	1.8
7.	Phoenix	1.8
8.	Washington, D.C.	1.8
9.	Riverside-San Bernardino	1.7
10.	Philadelphia	1.6

Total		20.7%

     The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government’s definition of an MSA.

     Insurance in Force by Policy Year
     The following table sets forth for the MGIC Book the dispersion of MGIC’s primary insurance in force as of December 31, 2005, by year(s) of policy origination since MGIC began operations in 1985:
Primary Insurance In Force by Policy Year

	Primary
	Insurance in	Percent of
Policy Year	Force	Total
(In millions of dollars)
1985-1999	$10,385	6.1%
2000	2,216	1.3
2001	8,505	5.0
2002	17,673	10.4
2003	37,058	21.8
2004	40,137	23.6
2005	54,055	31.8

Total	$170,029	100.0%

     Risk In Force and Product Characteristics of Risk in Force
     At December 31, 2005 and 2004, 94% of MGIC’s risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of MGIC’s primary risk in force as of December 31, 2005, by year(s) of policy origination since MGIC began operations in 1985:
Primary Risk In Force by Policy Year

	Primary
	Risk in	Percent of
Policy Year	Force	Total
(In millions of dollars)
1985-1999	$2,478	5.5%
2000	558	1.2
2001	2,176	4.9
2002	4,589	10.2
2003	9,527	21.3
2004	10,674	23.8
2005	14,858	33.1

Total	$44,860	100.0%

The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.
Characteristics of Primary Risk in Force

	December 31,	December 31,
	2005	2004
Direct Risk in Force (In Millions):	$44,860	$45,981

LTV: (1)
100s	16.4%	13.5%
95s	30.5	32.4
90s(2)	44.5	45.7
80s	8.6	8.4

Total	100.0%	100.0%

Loan Type:
Fixed(3)	74.5%	77.2%
Adjustable rate mortgages (“ARMs”)(4).	25.5	22.8

Total	100.0%	100.0%

Original Insured Loan Amount(5):
Conforming loan limit and below	92.4%	93.4%
Non-conforming	7.6	6.6

Total	100.0%	100.0%

Mortgage Term:
15-years and under	3.0%	4.3%
Over 15 years	97.0	95.7

Total	100.0%	100.0%

Property Type:
Single-family(6)	91.7%	93.6%
Condominium	7.0	6.2
Other(7)	1.3	0.2

Total	100.0%	100.0%

Occupancy Status:
Primary residence	92.5%	93.4%
Second home	2.9	2.3
Non-owner occupied	4.6	4.3

Total	100.0%	100.0%

Documentation:
Alt-A(8)	13.9%	11.7%
Other	86.1	88.3

Total	100.0%	100.0%

FICO Score:
Prime (FICO 620 and above)	84.1%	84.2%
A Minus (FICO 575 – 619)	11.0	11.3
Subprime (FICO below 575)	4.9	4.5

Total	100.0%	100.0%

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

(2)
MGIC includes in its classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 2005 and 2004, 1.8% of the primary risk in force consisted of these types of loans.

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

(4)
Includes ARMs where payments adjust fully with interest rate adjustments. Also includes ARMs with negative amortization features, which at December 31, 2005 and 2004, represented 1.4% and 0.8%, respectively, of primary risk in force. Does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2005 and 2004, ARMs with LTVs in excess of 90% represented 6.6% and 5.9%, respectively, of primary risk in force.

(5)
Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual upward adjustment and was $359,650 for 2005 and $333,700 for 2004. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(6)	Includes townhouse-style attached housing with fee simple ownership.

(7)	Includes cooperatives and manufactured homes deemed to be real estate.

(8)
Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2005 and 2004, Alt-A loans represented 6.9% of risk in force written through the flow channel and 32.5% and 25.8%, respectively of risk in force written through the bulk channel.

C. Other Business and Joint Ventures
     The Company, through subsidiaries, provides various mortgage services for the mortgage finance industry, such as contract underwriting, portfolio retention and secondary marketing of mortgage-related assets. The Company’s eMagic.com LLC subsidiary provides an Internet portal through which mortgage originators can access products and services of wholesalers, investors, and vendors necessary to make a home mortgage loan. In January 2006, the Company acquired Myers Internet, Inc., which is a provider of web-based point of sale solutions for mortgage originators and real estate agents.

     At December 31, 2005, the Company also owned approximately 46% of C-BASS and approximately 34.6% of Sherman, joint ventures with senior management of the particular joint venture and Radian Group Inc. Effective August 1, 2005, the Company and Radian Group Inc. each sold almost 7 percentage points of their respective interest in Sherman to Sherman’s management for cash. For further information about C-BASS and Sherman (which are the principal joint ventures included in the “Income from joint ventures, net of tax” line in the Company’s Consolidated Statement of Operations), see “Management’s Discussion and Analysis—Results of Operations” in Item 7 and Note 8 to the consolidated financial statements of the Company in Item 8.
     In 1997, the Company, through subsidiaries, began insuring second mortgages, including home equity loans. New insurance written on second mortgages in 2002 and 2001 was approximately $37.8 million and $1.3 billion, respectively. The Company discontinued writing new second mortgage risk for loans closing after December 31, 2001.
D. Investment Portfolio
     Policy and Strategy
     Approximately 76% of the Company’s long-term investment portfolio is managed by either BlackRock, Inc. or Wellington Management Company, LLP, although the Company maintains overall control of investment policy and strategy. The Company maintains direct management of the remainder of its investment portfolio.
     The Company’s current policies emphasize preservation of capital, as well as total return. Therefore, the Company’s investment portfolio consists almost entirely of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. The Company attempts to maintain a level of liquidity commensurate with its perceived business outlook and the expected timing, direction and degree of changes in interest rates. The Company’s investment policies in effect at December 31, 2005 limited investments in the securities of a single issuer (other than the U.S. government) and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. At that date, the maximum aggregate book value of the holdings of a single obligor or non-government money market mutual fund was:

U.S. Government securities	No limit
Pre-refunded municipals escrowed in Treasury securities	No limit*
U.S. Government Agencies (in total)**	15% of portfolio market value
Securities rated “AA” or “AAA”	3% of portfolio market value
Securities rated “Baa” or “A”	2% of portfolio market value

*	No limit subject to management liquidity considerations

**	As used with respect to the Company’s investment portfolio, Government Agencies include Fannie Mae and Freddie Mac.
     At December 31, 2005, based on amortized cost, approximately 99.3% of the Company’s total fixed income investment portfolio was invested in securities rated ‘A’ or better, with 81.1% rated ‘AAA’ and 15.9% rated ‘AA,’ in each case by at least one nationally recognized securities rating organization.
     The Company’s investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and the existing or anticipated financial condition and operating requirements, including the tax position, of the Company.

     Investment Operations
     At December 31, 2005, the market value of the Company’s investment portfolio was approximately $5.5 billion. At December 31, 2005, municipal securities represented 86.6% of the market value of the total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 9.2%, 15.1%, 21.0% and 54.7%, respectively, of the total book value of the Company’s investment in debt securities. The Company’s after-tax yield for 2005 was 3.9%, which was comparable to the after-tax yield of 3.8% in 2004.
     The ten largest holdings of the Company at December 31, 2005 appear in the table below:

		Market Value
		(in thousands
		of dollars)
1.	Georgia State Series C	$47,702
2.	Sales Tax Asset Receivable	43,688
3.	Indiana State	43,377
4.	New York City Water Finance Authority	42,195
5.	North Carolina Municipal Power	48,908
6.	Chicago IL Metropolitan Water Reclamation	40,156
7.	State of Illinois Sales Tax	41,445
8.	Jefferson County Alabama Sewer	39,497
9.	University of Texas	37,940
10.	Atlanta Georgia Water & Wastewater	40,165

		$425,073

Note: This table excludes U.S. Governments, Government Agencies and CMOs.
     The top ten sectors of the Company’s investment portfolio appear in the table below:

		Market Value
		(in millions
		of dollars)
1.	Tax-Free Municipal	$4,402.2
2.	U.S. Treasuries	336.4
3.	Tax-Preferred Cash Equivalents	260.8
4.	Cash Equivalents	198.6
5.	Asset Backed	179.4
6.	Taxable Municipal	68.5
7.	Corporate	23.3
8.	Certified Capital Companies	12.0
9.	Affordable Hsg State Tax Credits	2.5
10.	Foreign	2.1

		$5,485.8

     For further information concerning investment operations, see Note 4 to the consolidated financial statements of the Company, included in Item 8.
E. Regulation
     Direct Regulation
     The Company and its insurance subsidiaries, including MGIC, are subject to regulation by the insurance departments of the various states in which each is licensed to do business. The nature and extent of such regulation varies, but generally depends on statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners.
     In general, such regulation relates, among other things, to licenses to transact business; policy forms; premium rates; insurable loans; annual and other reports on financial condition; the basis upon which assets and liabilities must be stated; requirements regarding contingency reserves equal to 50% of premiums earned; minimum capital levels and adequacy ratios; reinsurance requirements; limitations on the types of investment instruments which may be held in an investment portfolio; the size of risks and limits on coverage of individual risks which may be insured; deposits of securities; limits on dividends payable; and claims handling. Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a discussion of a February 1, 1999 circular letter from the NYID and a January 31, 2000 letter from the Illinois Department of Insurance, see “The MGIC Book—Types of Product—Pool Insurance, —Risk Sharing Arrangements.” See also “The mortgage insurance industry is subject to the risk of private litigation and regulatory proceedings” in Item 1A. For a description of limits on dividends payable, see “Management’s Discussion and Analysis—Liquidity and Capital Resources” in Item 7 and Note 11 to the consolidated financial statements of the Company in Item 8.
     Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators. On February 9, 2006, the Company learned the NYID had sent it and other mortgage insurers a letter asking for, among other things, a review of premium rates used in New York and the filing of adjusted premium rates based on recent years’ experience or an explanation why such experience would not alter rates.
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
     Subject to certain exceptions, in general, RESPA prohibits any person from giving or receiving any “thing of value” pursuant to an agreement or understanding to refer settlement services. See “The mortgage insurance industry is subject to the risk of private litigation and regulatory proceedings” in Item 1B.
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
     There can be no assurance that other federal laws and regulations affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry. In this regard, see the penultimate risk factor in Item 1A.
F. Employees
     At December 31, 2005, the Company and its consolidated subsidiaries had approximately 1,200 full- and part-time employees, of whom approximately 35% were assigned to MGIC’s field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.
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
Item 1A. Risk Factors.
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
     The amount of insurance the Company writes could be adversely affected if lenders and investors select alternatives to private mortgage insurance.
These alternatives to private mortgage insurance include:
•	lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio,

•	investors holding mortgages in portfolio and self-insuring,

•	investors using credit enhancements other than private mortgage insurance or using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, and

•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration.
     While no data is publicly available, the Company believes that piggyback loans are a significant percentage of mortgage originations in which borrowers make down payments of less than 20% and that their use is primarily by borrowers with higher credit scores. During the fourth quarter of 2004, the Company introduced on a national basis a program designed to recapture business lost to these mortgage insurance avoidance products. This program accounted for 5.7% of flow new insurance written in the fourth quarter of 2005 and 6.5% of flow new insurance written for all of 2005.
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
     Approximately 8.5% of the Company’s primary risk in force is located in areas within Alabama (0.3%), Florida (4.5%), Louisiana (1.0%), Mississippi (0.6%) and Texas (2.2%) that have been declared eligible for individual and public assistance by the Federal Emergency Management Agency as a result of Hurricanes Katrina, Rita and Wilma. The effect on the Company from these hurricanes, however, will not be limited to these areas to the extent that the borrowers in areas that have not experienced wind or water damage are adversely affected due to deteriorating economic conditions attributable to these hurricanes.
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
     Approximately 9% of the Company’s primary risk in force written through the flow channel, and 72% of the Company’s primary risk in force written through the bulk channel, consists of adjustable rate mortgages (“ARMs”). The Company believes that during a prolonged period of rising interest rates, claims on ARMs would be substantially higher than for fixed rate loans, although the performance of ARMs has not been tested in such an environment. In addition, the Company believes the volume of “interest-only” loans (which may also be ARMs) and other loans with negative amortization features, such as pay option ARMs, increased in 2004 and 2005. Because interest-only loans and pay option ARMs are a relatively recent development, the Company has no data on their historical performance. The Company believes claim rates on certain of these loans will be substantially higher than on comparable loans that do not have negative amortization.

     Competition or changes in the Company’s relationships with its customers could reduce the Company’s revenues or increase its losses.
     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but also with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender. As discussed under “The mortgage insurance industry is subject to risk from private litigation and regulatory proceedings” below, the Company provided information to the New York Insurance Department and the Minnesota Department of Commerce about captive mortgage reinsurance arrangements. It has been publicly reported that certain other insurance departments may review or investigate such arrangements.
     The level of competition within the private mortgage insurance industry has also increased as many large mortgage lenders have reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders.
     The Company’s private mortgage insurance competitors include:
•	PMI Mortgage Insurance Company,

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	Republic Mortgage Insurance Company,

•	Triad Guaranty Insurance Corporation, and

•	CMG Mortgage Insurance Company.
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
     During the 1990s, the Company’s year-end persistency ranged from a high of 87.4% at December 31,

1990 to a low of 68.1% at December 31, 1998. At December 31, 2005 persistency was at 61.3%, compared to the record low of 44.9% at September 30, 2003. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, the Company does not expect persistency will approach its December 31, 1990 level.
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
     The business practices of the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government sponsored entity (“GSE”), affect the entire relationship between them and mortgage insurers and include:

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
     In June 2005, in response to a letter from the New York Insurance Department (“NYID”), the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MDC”), which regulates insurance, the Company provided the MDC with information about captive mortgage reinsurance and certain other matters. In the spring of 2005, spokesmen for insurance commissioners in Colorado and North Carolina were publicly reported as saying that those commissioners are considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews.
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
     C-BASS: Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) is particularly exposed to credit risk and funding risk. In addition, C-BASS’s results are sensitive to its ability to purchase mortgage loans and securities on terms that it projects will meet its return targets. With respect to credit risk, a higher proportion of non-conforming mortgage originations (the types of mortgages C-BASS principally purchases) in 2005 compared to 2004 were products, such as interest only loans to subprime borrowers, that are viewed by C-BASS as having greater credit risk. In addition, credit losses are a function of housing prices, which in certain regions have experienced rates of increase greater than historical norms and greater than growth in median incomes.
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
     Although there has been growth in the volume of non-conforming mortgage originations in recent years, volume is expected to decline in 2006. There is an increasing amount of competition to purchase non-conforming mortgages, including from real estate investment trusts and from firms that in the past acted as mortgage securities intermediaries but which are now establishing their own captive origination capacity. Decreasing credit spreads also heighten competition in the purchase of non-conforming mortgages and other securities.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
     At December 31, 2005, the Company leased office space in various cities throughout the United States under leases expiring between 2006 and 2010 and which required annual rentals of $2.9 million in 2005.
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
     For information about an administrative summons issued by the Internal Revenue Service, see the last paragraph of “Note 10. Income taxes” to the Company’s consolidated financial statements, which paragraph is incorporated by reference.
     For information about the risk of legal proceedings, see the text under “The mortgage insurance industry is subject to the risk of private litigation and regulatory proceedings” under “Risk factors” in Item 1A, which is incorporated by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Executive Officers
     Certain information with respect to the Company’s executive officers as of March 1, 2006 is set forth below:

Name and Age	Title
Curt S. Culver, 53	Chairman of the Board and Chief Executive Officer of the Company and MGIC; Director of the Company and MGIC

Patrick Sinks, 49	President and Chief Operating Officer of the Company and MGIC

J. Michael Lauer, 61	Executive Vice President and Chief Financial Officer of the Company and MGIC

Lawrence J. Pierzchalski, 53	Executive Vice President– Risk Management of MGIC

James A. Karpowicz, 58	Senior Vice President–Chief Investment Officer and Treasurer of the Company and MGIC

Jeffrey H. Lane, 56	Senior Vice President, General Counsel and Secretary of the Company and MGIC

Michael G. Meade, 56	Senior Vice President–Information Services and Chief Information Officer of MGIC
     Mr. Culver has served as Chief Executive Officer of the Company since January 2000 and as Chairman of the Board since January 2005. He was President of the Company from January 1999 to January 2006 and was President of MGIC from May 1996 to January 2006. Mr. Culver has been a senior officer of MGIC since 1988 having responsibility at various times during his career with MGIC for field operations, marketing and corporate development. From March 1985 to 1988, he held various management positions with MGIC in the areas of marketing and sales.
     Mr. Sinks became President and Chief Operating Officer of the Company and MGIC in January 2006. He was Executive Vice President-Field Operations of MGIC from January 2004 to January 2006 and was Senior Vice President-Field Operations of MGIC from July 2002 to January 2004. From March 1985 to July 2002, he held various positions within MGIC’s finance and accounting organization, the last of which was Senior Vice President, Controller and Chief Accounting Officer.
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

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     (a) The Company’s Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2004 and 2005 by calendar quarter the high and low sales prices of the Common Stock on the New York Stock Exchange.

	2004		2005
Quarter	High	Low	High	Low
First	$70.80	$56.20	$70.00	$59.98
Second	76.99	63.90	66.48	56.93
Third	78.95	62.42	70.02	60.56
Fourth	69.94	60.00	67.75	56.70
     In 2004 and 2005 the Company declared and paid the following cash dividends:

Quarter	2004	2005
First	$.0375	$.0750
Second	.0375	.1500
Third	.0750	.1500
Fourth	.0750	.1500
	$.2250	$.5250
     The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. For a discussion of these restrictions, see the sixth paragraph under “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 on Form 10-K and Note 11 of the Notes to the Consolidated Financial Statements in Item 8, which are incorporated by reference.
     As of February 10, 2006, the number of shareholders of record was 174. In addition, the Company estimates there are more than 200,000 beneficial owners of shares held by brokers and fiduciaries.
     Information regarding equity compensation plans is contained in Item 12.
     (b) Not applicable.
     (c) Information about shares of Common Stock repurchased during the fourth quarter of 2005 appears in the table below.

			(c)	(d)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs (A)
October 1, 2005 through October 31, 2005	1,934,409	$59.14	1,934,409	2,063,934

November 1, 2005 through November 30, 2005	1,248,693	$62.24	1,248,693	815,241

December 1, 2005 through December 31, 2005	—	$—	—	815,241

Total	3,183,102	$60.35	3,183,102	815,241

(A)	On May 8, 2003 the Company announced that its Board of Directors authorized the repurchase of up to five million shares of the Company’s Common Stock in the open market or in private transactions. On January 26, 2006, the Company announced that its Board authorized the repurchase of an additional ten million shares in the open market or in private transactions.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands of dollars, except per share data)
Summary of Operations
Revenues:
Net premiums written	$1,252,310	$1,305,417	$1,364,631	$1,177,955	$1,036,353

Net premiums earned	$1,238,692	$1,329,428	$1,366,011	$1,182,098	$1,042,267
Investment income, net	228,854	215,053	202,881	207,516	204,393
Realized investment gains, net	14,857	17,242	36,862	29,113	37,352
Other revenue	44,127	50,970	79,657	65,836	30,448

Total revenues	1,526,530	1,612,693	1,685,411	1,484,563	1,314,460

Losses and expenses:
Losses incurred, net	553,530	700,999	766,028	365,752	160,814
Underwriting and other expenses	275,416	278,786	302,473	265,633	234,494
Interest expense	41,091	41,131	41,113	36,776	30,623

Total losses and expenses	870,037	1,020,916	1,109,614	668,161	425,931

Income before tax and joint ventures	656,493	591,777	575,797	816,402	888,529
Provision for income tax	176,932	159,348	146,027	240,971	277,590
Income from joint ventures, net of tax	147,312	120,757	64,109	53,760	28,198

Net income	$626,873	$553,186	$493,879	$629,191	$639,137

Weighted average common shares outstanding (in thousands)	92,443	98,245	99,022	104,214	107,795

Diluted earnings per share	$6.78	$5.63	$4.99	$6.04	$5.93

Dividends per share	$.525	$.2250	$.1125	$.10	$.10

Balance sheet data
Total investments	$5,486,070	$5,582,627	$5,205,161	$4,726,472	$4,069,447
Total assets	6,357,569	6,380,691	5,917,387	5,300,303	4,567,012
Loss reserves	1,124,454	1,185,594	1,061,788	733,181	613,664
Short- and long-term debt	685,163	639,303	599,680	677,246	472,102
Shareholders’ equity	4,165,055	4,143,639	3,796,902	3,395,192	3,020,187
Book value per share	47.31	43.05	38.58	33.87	28.47

	Year Ended December 31,
	2005	2004	2003	2002	2001
New primary insurance written ($ millions)	$61,503	$62,902	$96,803	$92,532	$86,122
New primary risk written ($ millions)	16,836	16,792	25,209	23,403	21,038
New pool risk written ($ millions) (1)	358	208	862	674	412

Insurance in force (at year-end) ($ millions)
Direct primary insurance	170,029	177,091	189,632	196,988	183,904
Direct primary risk	44,860	45,981	48,658	49,231	45,243
Direct pool risk (1)	2,909	3,022	2,895	2,568	1,950

Primary loans in default ratios
Policies in force	1,303,084	1,413,678	1,551,331	1,655,887	1,580,283
Loans in default	85,788	85,487	86,372	73,648	54,653
Percentage of loans in default	6.58%	6.05%	5.57%	4.45%	3.46%
Percentage of loans in default — bulk	14.72%	14.06%	11.80%	10.09%	8.59%

Insurance operating ratios (GAAP)
Loss ratio	44.7%	52.7%	56.1%	30.9%	15.4%
Expense ratio (2)	15.9%	14.6%	14.1%	14.8%	16.5%

Combined ratio	60.6%	67.3%	70.2%	45.7%	31.9%

Risk-to-capital ratio (statutory)
MGIC	6.3:1	6.8:1	8.1:1	8.7:1	9.1:1

(1)	Represents contractual aggregate loss limits and, for the years ended December 31, 2005, 2004, 2003 and 2002, for $5.0 billion, $4.9 billion, $4.9 billion and $3.0 billion, respectively, of risk without such limits, risk is calculated at $51 million, $65 million, $192 million and $147 million, respectively, for new risk written and $469 million, $418 million, $353 million and $161 million, respectively, for risk in force, the estimated amount that would credit enhance these loans to a ‘AA’ level based on a rating agency model.

(2)	The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio (expressed as a percentage) is the ratio of the combined insurance operations underwriting expenses to net premiums written.

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
The Company’s results of operations are affected by:
•	Premiums written and earned
     Premiums written and earned in a year are influenced by:
o	New insurance written, which increases the size of the in force book of insurance. New insurance written is the aggregate principal amount of the mortgages that are insured during a period and is referred to as “NIW”. NIW is affected by many factors, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from other mortgage insurers and alternatives to mortgage insurance, such as piggyback loans.

o	Cancellations, which reduce the size of the in force book of insurance that generates premiums. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, as well as by home price appreciation.

o	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

o	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders and risk sharing arrangements with the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (government sponsored entities or “GSEs”).

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
     The investment portfolio is comprised almost entirely of highly rated, fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio, which is principally held by MGIC, is mainly a function of cash generated from operations, including investment earnings, less cash used for non-investment purposes, such as dividends paid to the Company.
•	Losses incurred
     Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained under “Critical Accounting Policies” below, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:
o	The state of the economy, which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of delinquencies has historically followed a seasonal pattern, with a reduction in delinquencies in the first part of the year, followed by an increase in the latter part of the year.

o	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

o	The average claim payment, which is affected by the size of loans insured (higher average loan amounts tend to increase losses incurred), the percentage coverage on insured loans (deeper average coverage tends to increase incurred losses), and housing values, which affect the Company’s ability to mitigate its losses through sales of properties with delinquent mortgages.

o	The distribution of claims over the life of a book. Historically, the first two years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency and the condition of the economy can affect this pattern.
•	Underwriting and other expenses
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
     C-BASS’s consolidated results of operations are affected by:
•	Portfolio revenue, which in turn is primarily affected by net interest income, gain on sale and liquidation and hedging gains and losses related to portfolio assets, net of mark-to-market and whole loan reserve changes.
o	Net interest income

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
     Sherman: Sherman is principally engaged in purchasing and collecting for its own account delinquent consumer receivables, which are primarily unsecured, and in originating and servicing subprime credit card receivables. The borrowings used to finance these activities are included in Sherman’s balance sheet.
     Sherman’s consolidated results of operations are affected by:
•	Revenues from delinquent receivable portfolios

These revenues are the cash collections on such portfolios, and depend on the aggregate amount of delinquent receivables owned by Sherman, the type of receivable and the length of time that the receivable has been owned by Sherman.

•	Amortization of delinquent receivable portfolios

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

•	Costs of collection, which include servicing fees paid to third parties to collect receivables.
2005 Results
     The Company’s results of operations in 2005 were principally affected by:

•	Losses incurred
     Losses incurred decreased in 2005 compared to 2004, primarily due to a decrease in the estimates regarding how many delinquencies will eventually result in a claim, when compared to 2004.
•	Premiums written and earned
     The Company’s written and earned premiums in 2005 were lower than in 2004 due to a decline in the average insurance in force.
•	Investment income
     Investment income was higher in 2005 than in 2004 due to an increase in the average investment portfolio as measured by amortized cost, as well as a slight increase in the pre-tax yield.
•	Underwriting and other expenses
     Underwriting and other expenses decreased in 2005, compared to 2004, primarily as a result of decreases in expenses related to contract underwriting activity.
•	Income from joint ventures
     Income from joint ventures increased in 2005, compared to 2004, due to higher income from each of C-BASS and Sherman.

RESULTS OF CONSOLIDATED OPERATIONS
     As discussed under “Forward Looking Statements and Risk Factors” in Item 1A, actual results may differ materially from the results contemplated by forward looking statements. The Company is not undertaking any obligation to update any forward looking statements it may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements were made.
NIW
     The amount of MGIC’s NIW (this term is defined under “Premiums written and earned” in the “Overview–Business and General Environment” section) during the years ended December 31, 2005, 2004 and 2003 was as follows:

	Year Ended
	December 31,
	2005	2004	2003
		($ billions)
NIW-Flow Channel	$40.1	$47.1	$71.1
NIW-Bulk Channel	21.4	15.8	25.7

Total NIW	$61.5	$62.9	$96.8

Refinance volume as a % of primary flow NIW	28%	30%	47%
     The decrease in NIW on a flow basis in 2005 was primarily the result of continued market growth for piggyback loans that offer alternatives to mortgage insurance. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below. The Company expects NIW in 2006 to be slightly below the level in 2005.
     The decrease in NIW on a flow basis in 2004, compared to 2003, was primarily related to a decrease in the overall mortgage origination market.

Cancellations and insurance in force
     NIW and cancellations of primary insurance in force during the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year Ended
	December 31,
	2005	2004	2003
		($ billions)
NIW	$61.5	$62.9	$96.8
Cancellations	(68.6)	(75.4)	(104.2)

Change in primary insurance in force	$(7.1)	$(12.5)	$(7.4)

As of December 31, Direct primary insurance in force	$170.0	$177.1	$189.6

     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) was 61.3% at December 31, 2005, 60.2% at December 31, 2004 and 47.1% at December 31, 2003. The Company expects modest improvement in the persistency rate in 2006, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late February 2006.

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
     NIW for bulk transactions increased from $15.8 billion in 2004 to $21.4 billion in 2005 due primarily to transactions with customers for which no insurance had been written in 2004, as well as slightly wider spreads in the last few months of 2005. In 2004, NIW for bulk transactions decreased from $25.7 billion in 2003, due primarily to narrower spreads and competition from other mortgage insurers. As it has in past years, the Company priced the bulk business written in 2005 to generate acceptable returns; there can be no assurance, however, that the assumptions underlying the premium rates will achieve this objective.
Pool insurance
     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the years ended December 31, 2005, 2004 and 2003 was $358 million, $208 million and $862 million, respectively. The Company’s direct pool risk in force was $2.9 billion, $3.0 billion and $2.9 billion at December 31, 2005, 2004 and 2003, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and those without such limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. Under this model,at December 31, 2005, 2004 and 2003, for $5.0 billion, $4.9 billion and $4.9 billion, respectively, of risk without such limits, risk in force is calculated at $469 million, $418 million and $353 million, respectively. New risk written, under this model, for the years ended December 31, 2005 and 2004 was $51 million and $65 million, respectively.
Net premiums written and earned
     Net premiums written and earned during 2005 decreased, compared to 2004, due to a decline in the average insurance in force, which has continued to decline since the beginning of 2003. The Company expects the average insurance in force during 2006 to be lower than in 2005. As a result, the Company anticipates that net premiums written and earned in 2006 will decline compared to 2005.
     Net premium written and earned decreased in 2004, compared to 2003, due to a decline in the average insurance in force, as well as a decrease in new insurance written through the flow and bulk channels.

Risk sharing arrangements
     For the nine months ended September 30, 2005, approximately 47.8% of the Company’s new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 50.6% for the year ended December 31, 2004 and 52.3% for the year ended December 31, 2003. The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
     In 2005, to reduce exposure to certain geographical areas and categories of risk, including Alt A loans (loans with reduced levels of borrower disclosure or verification of borrower disclosure), the Company entered into two separate excess of loss reinsurance agreements under which it ceded approximately $85.5 million of risk in force in the aggregate to two special purpose reinsurance companies (the “SPRs”). The SPRs are not affiliated with the Company and were formed solely to enter into the reinsurance arrangements. The SPRs obtained their capital from institutional investors by issuance of various classes of notes the return on which is linked to the performance of the reinsured portfolio. The SPRs invested the proceeds of the notes in high quality short-term investments. Income earned on those investments and reinsurance premiums paid by the Company are applied to pay interest on the notes as well as expenses of the SPRs. The investments will be liquidated to pay reinsured loss amounts to the Company. Proceeds not required to pay reinsured losses will be applied to pay principal on the notes. Premiums ceded under these agreements have not been material and are included in “ceded premiums.”
Investment income
     Investment income for 2005 increased due to an increase in the amortized cost of average invested assets to $5.4 billion for 2005 from $5.2 billion for 2004, as well as slight increase in the average investment yield. The portfolio’s average pre-tax investment yield was 4.28% at December 31, 2005 and 4.25% at December 31, 2004. The portfolio’s average after-tax investment yield was 3.86% at December 31, 2005 and 3.76% at December 31, 2004. The Company’s net realized gains in 2005 and 2004 resulted primarily from the sale of fixed maturities. Under guidance from the staff of the FASB that was finalized in the fourth quarter of 2005, it could be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under the existing accounting standard.
     Investment income for 2004 increased compared to 2003 due to an increase in the amortized cost of average invested assets to $5.2 billion for 2004 from $4.7 billion for 2003. The Company’s net realized gains for 2003 resulted primarily from the sale of fixed maturities.
Other revenue
     The decrease in other revenue in 2005, compared to 2004 is primarily the result of decreased revenue from non-insurance operations, other than contract underwriting.

     The decrease in other revenue in 2004, compared to 2003, is primarily the result of decreased revenue from contract underwriting due to a lower level of mortgage origination activity during 2004 compared to 2003.
Losses
     As discussed in “Critical Accounting Policies,” consistent with industry practices, loss reserves for future claims are established only for loans that are currently delinquent. (The terms “delinquent” and “default” are used interchangeably by the Company and are defined as an insured loan with a mortgage payment that is 45 days or more past due.) Loss reserves are established by management’s estimating the number of loans in the Company’s inventory of delinquent loans that will not cure their delinquency (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that the Company will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that the Company will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets.
     In 2005, net losses incurred were $554 million, of which $680 million pertained to current year loss development and ($126) million pertained to favorable prior years’ loss development. In 2004, net losses incurred were $701 million, of which $714 million pertained to current year loss development and ($13) million pertained to favorable prior years’ loss development. See “Note 6. Loss reserves” to the Company’s consolidated financial statements.
     The amount of losses incurred pertaining to current year loss development represents the estimated amount to be ultimately paid on default notices received in the current year. Losses incurred pertaining to the current year decreased in 2005, compared to 2004, primarily due to decreases in the estimates regarding how many primary default notices will eventually result in a claim. These decreases in estimates relate to an improvement in claim rates in all regions except for the Midwest which had a modest increase, as well as a number of recent delinquencies included in the year end default inventory that are reserved for at a reduced claim rate and are as a result of Hurricanes Katrina, Rita and Wilma.
     The amount of losses incurred pertaining to prior year loss development represents actual claim payments that were higher or lower than what was estimated by the Company at the end of the prior year as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. This re-estimation is the result of management’s review of current trends in default inventory, such as defaults that have resulted in a claim, the amount of the claim, the change in relative level of defaults by geography and the change in average loan exposure. In 2005, the $126 million reduction in losses incurred pertaining to prior years was due primarily to more favorable loss trends experienced during the year. In 2004, the $13 million reduction in losses incurred pertaining to prior years was due primarily to more stable loss trends experienced in that year.
     The Company anticipates that losses incurred in 2006 will exceed their 2005 level.
     In 2004, compared to 2003, losses incurred decreased primarily due to a decrease in the delinquency inventory compared to the prior period increase. This decrease in delinquency inventory was in part offset by increases in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims.
     Information about the composition of the primary insurance default inventory at December 31, 2005, 2004 and 2003 appears in the table below.

	2005	2004	2003
Total loans delinquent	85,788	85,487	86,372
Percentage of loans delinquent (default rate)	6.58%	6.05%	5.57%

Flow loans delinquent	47,051	44,925	45,259
Percentage of flow loans delinquent (default rate)	4.52%	3.99%	3.76%

Bulk loans delinquent	38,737	40,562	41,113
Percentage of bulk loans delinquent (default rate)	14.72%	14.06%	11.80%

A-minus and subprime credit loans delinquent*	36,485	35,824	34,525
Percentage of A-minus and subprime credit loans delinquent (default rate)	18.30%	16.49%	14.14%

*	A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.
     The average primary claim paid for 2005 was $26,361 compared to $24,438 in 2004 and $22,925 in 2003.
     The pool notice inventory decreased from 25,500 at December 31, 2004 to 23,772 at December 31, 2005; the pool notice inventory was 28,135 at December 31, 2003.
     The Company estimates that the default inventory at December 31, 2005 includes 5,300 defaults related to Hurricanes Katrina, Rita and Wilma. For additional information on the potential effect of these hurricanes, see “Deterioration in the domestic economy or changes in the mix of business may result in more homeowners defaulting and the Company’s losses increasing” under “Risk Factors” in Item 1A.

     Information about net losses paid in 2005, 2004 and 2003 appears in the table below.

	Year Ended
	December 31,
Net paid claims ($ millions)	2005	2004	2003
Flow	$281	$273	$194
Bulk	249	227	160
Other	82	77	80

	$612	$577	$434

     As of December 31, 2005, 77% of the Company’s primary insurance in force was written subsequent to December 31, 2002. On the Company’s flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). On the Company’s bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on the Company’s flow business.
Underwriting and other expenses
     The decrease in underwriting and other expenses in 2005, compared to 2004, as well as the decrease in 2004, compared to 2003, is primarily attributable to decreases in expenses related to contract underwriting activity. The Company anticipates that expenses in 2006 will increase compared to 2005, due to an increase in expenses related to Myers Internet, Inc. acquired in January 2006 (see “Note 16. Subsequent Events” to the Company’s consolidated financial statements), international operations, and expensing of unvested stock options granted in 2002. (Beginning in 2003, the Company has expensed the fair value of stock options granted on or after January 1, 2003.)
Consolidated ratios
     The table below presents the Company’s consolidated loss, expense and combined ratios for the periods indicated.

	Year Ended
	December 31,
Consolidated Insurance Operations:	2005	2004	2003
Loss ratio	44.7%	52.7%	56.1%
Expense ratio	15.9%	14.6%	14.1%

Combined ratio	60.6%	67.3%	70.2%

     The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio (expressed as a percentage) is the ratio of underwriting expenses to net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.
Income taxes
     The effective tax rate was 27.0% in 2005, compared to 26.9% in 2004 and 25.4% in 2003. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax-preferenced investments. Tax-preferenced investments of the Company include tax-exempt municipal bonds, interests in mortgage related securities with flow through characteristics and investments in real estate ventures which generate low income housing credits. Changes in the effective tax rate principally result from a higher or lower percentage of total income before tax being generated from tax-preferenced investments.
     The higher effective tax rate in 2004, compared to 2003, was principally due to less benefits being recognized from these investments.
Joint ventures
     The Company’s equity in the earnings from the C-BASS and Sherman joint ventures with Radian Group Inc. (“Radian”) and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on the Company’s consolidated statement of operations. The increase in income from joint ventures in 2005, compared to 2004, as well as the increase in 2004, compared to 2003, is primarily the result of increased equity earnings from each of Sherman and C-BASS.

C-BASS
     Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.
C-BASS Summary Balance Sheet:

	December 31,
	2005	2004
	($ millions)
Assets:
Whole loans	$4,638	$1,753
Securities	2,054	1,450
Servicing	468	444
Other	534	362

Total Assets	$7,694	$4,009

Total Liabilities	6,931	3,409

Debt*	6,434	2,648

Owners’ Equity	763	600

*	Most of which is scheduled to mature within one year or less.
     Included in total assets and total liabilities at December 31, 2004 were approximately $457 million of assets and the same amount of liabilities from securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above. There were no such assets and liabilities at December 31, 2005.
     The increase in whole loans and securities from 2004 to 2005 and related debt used to finance these assets principally resulted from acquisitions in the fourth quarter of 2005 and reflected more favorable market pricing for the acquisition of these assets. Principally as a result of securitizations during the first two months of 2006, C-BASS’s whole loan inventory at February 28, 2006 was approximately $2.6 billion lower than at year-end 2005 and its securities inventory was approximately $500 million lower. Debt used to finance these assets was also reduced.

C-BASS Summary Income Statement:

	Year Ended December 31,
	2005	2004	2003
	($ millions)
Portfolio	$292.2	$230.5	$154.6
Servicing	257.5	164.7	128.4
Money management	35.8	19.9	24.5
Transaction	39.4	64.0	49.3

Total revenue	624.9	479.1	356.8

Total expense	384.3	271.0	212.9

Income before tax	$240.6	$208.1	$143.9

Company’s share of pretax income	$110.9	$97.9	$66.1

     See “Overview—Business and General Environment—Income from Joint Ventures—C-BASS” for a description of the components of the revenue lines.
     The increased contribution from C-BASS for 2005, compared to 2004, was primarily due to increased servicing revenue, net interest income and portfolio mark-to-market and hedging gains. The increased servicing revenue was due primarily to Litton’s higher average servicing portfolio. Higher net interest income was the result of a higher average investment portfolio and higher earnings on trust deposits for securities serviced by Litton. The portfolio mark-to-market resulted from securities called by C-BASS and securities obtained by C-BASS through risk sharing arrangements where C-BASS owned the securities at a discount. The realized gains from hedging reflected hedging on whole loans securitized.
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
     The Company’s investment in C-BASS on an equity basis at December 31, 2005 was $362.6 million. The Company received $33.5 million in distributions from C-BASS during 2005.

Sherman
     Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.
Sherman Summary Balance Sheet:

	December 31,
	2005	2004
	($ millions)
Total Assets	$979	$484

Total Liabilities	743	245

Debt	597	143

Members’ Equity	236	239
     In March 2005, Sherman acquired the holding company for Credit One Bank (“Credit One”), formerly known as First National Bank of Marin, for a payment of cash and subordinated notes. Credit One originates and services subprime credit cards. During 2005, the increases in total assets, total liabilities and debt were primarily related to the acquisition of Credit One.
     Sherman Summary Income Statement:

	Year Ended December 31,
	2005	2004	2003
	($ millions)
Revenues from receivable portfolios	$855.5	$801.8	$603.3
Portfolio amortization	292.8	343.4	343.9

Revenues, net of amortization	562.7	458.4	259.4

Credit card interest income and fees	196.7	—	—
Other revenue	71.1	59.5	34.2

Total revenues	830.5	517.9	293.6

Total expenses	542.9	317.3	222.7

Income before tax	$287.6	$200.6	$70.9

Company’s share of pre-tax income	$110.3	$83.3	$29.4

     The increased contribution from Sherman in 2005, compared to 2004, and in 2004 compared to 2003, was primarily due to increased revenue, net of amortization, from delinquent receivable portfolios owned during the comparison periods attributable to continuing collections and lower amortization and from higher collections due to growth in the amount of delinquent receivable portfolios owned by Sherman in sequential periods. The increase in revenue for 2005 was also due to credit card income and fees generated by Credit One; the increase in expenses in 2005 was also related to Credit One.
     The Company anticipates that Sherman’s income before tax in 2006 will be less than its income before tax in 2005.
     The Company’s investment in Sherman on an equity basis at December 31, 2005 was $79.3 million. The Company received $110.7 million of distributions from Sherman in 2005.
     In June 2005, MGIC, Radian (MGIC and Radian are collectively referred to as the “Corporate Partners”) and entities (the “Management Entities”) owned by the senior management (“Senior Management”) of Sherman entered into a Securities Purchase Agreement and a Call Option Agreement. Under the Securities Purchase Agreement, each of MGIC and Radian agreed to sell to one of the Management Entities 6.92% of the 41.5% interest in Sherman owned by each (a total of 13.84% for both MGIC and Radian) for approximately $15.7 million, which is $1.0 million in excess of the approximate book value of the interest at April 30, 2005. Upon completion of the sale in August 2005, Senior Management of Sherman owned an interest in Sherman of 30.84% and each of MGIC and Radian owned interests of 34.58%.
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

Financial Condition
     The Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007 outstanding at December 31, 2005. At December 31, 2004 the Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 Million, 6% Senior Notes due in March 2007. In October 2005 the Company issued, in a public offering, $300 million, 5.375% Senior Notes due in 2015. Interest on the Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2006. The Senior Notes were rated “A-1” by Moody’s, “A” by S&P and “A+” by Fitch. The Company utilized the proceeds from the sale of these Senior Notes, together with available cash, to repay the $300 million, 7.5% Senior Notes that matured October 17, 2005. At December 31, 2005 and 2004, the market value of the outstanding debt was $687.9 million and $661.3 million, respectively.
     See “Results of Operations–Joint ventures” above for information about the financial condition of C-BASS and Sherman.
     As of December 31, 2005, 80% of the investment portfolio was invested in tax-preferenced securities. In addition, at December 31, 2005, based on book value, more than 99% of the Company’s fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.
     At December 31, 2005, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2005, the effective duration of the Company’s fixed income investment portfolio was 4.9 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.9% change in the market value of the Company’s fixed income portfolio.
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
     The Company has a $300 million commercial paper program, which is rated “A-1” by S&P and “P-1” by Moody’s. At December 31, 2005 and 2004, the Company had $187.8 and $139.5 million in commercial paper outstanding with a weighted average interest rate of 4.39% and 2.36%, respectively.
     In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was set to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At December 31, 2005, these requirements were met. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $112.2 million and $145.5 million at December 31, 2005 and 2004, respectively.
     In March 2005, an outstanding swap was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.07% and receives a variable interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at December 31, 2005 and 2004 are evaluated quarterly with any ineffectiveness being recorded as an expense. To date this evaluation has not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.
     Expense on the interest rate swaps in 2005, 2004 and 2003 of approximately $0.8 million, $3.3 million and $3.4 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. At the end of February 2006, MGIC paid a quarterly dividend of $55 million, as well asan extraordinary dividend of $150 million. As a result of this extraordinary dividend, MGIC cannot currently pay any dividends without regulatory approval until the end of February 2007. For additional information about the financial condition, results of operations and cash flows of the Company, on a parent company basis, and MGIC, on a consolidated basis, see “Note 15. Condensed consolidating financial statements” to the Company’s consolidated financial statements.
     During 2005, the Company repurchased 8.7 million shares of Common Stock under publicly announced programs at a cost of $533.8 million, a portion of which is subject to adjustment based on the price of the Company’s stock in the first part of 2006. At December 31, 2005, the Company had authority covering the purchase of an additional 0.8 million shares under these programs. In January 2006, the Company’s Board of Directors authorized the repurchase of an additional 10 million shares. From mid-1997 through December 31, 2005, the Company has repurchased 35.5 million shares under publicly announced programs at a cost of $2.0 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.
     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2005, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $52.3 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through December 31, 2005, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     The Company’s consolidated risk-to-capital ratio was 7.4:1 at December 31, 2005 compared to 7.9:1 at December 31, 2004. The decrease was due to an increase in capital and a decrease in risk in force during 2005.
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
     For certain material risks of the Company’s business, see Item 1A. The discussion in Item 1A is an integral part of Management’s Discussion and Analysis.
Contractual Obligations
     At December 31, 2005, the approximate future payments under the contractual obligations of the Company of the type described in the table below are as follows:

	Payments due by period
		Less than			More than
Contractual Obligations ($ millions):	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$680	$29	$238	$32	$381
Operating lease obligations	13	5	7	1	—
Purchase obligations	17	16	1	—	—
Other long-term liabilities	1,124	597	460	67	—

Total	$1,834	$647	$706	$100	$381

     The Company’s long-term debt obligations consist of $300 million, 5.375% Senior Notes due in 2015 and $200 million, 6% Senior Notes due in 2007, as discussed in “Note 5. Short and long-term debt” to the Company’s consolidated financial statements and under “Liquidity and Capital Resources” above. The Company’s operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in “Note 12. Leases” to the Company’s consolidated financial statements. The Company’s purchase obligations included obligations to purchase computer software, home office furniture and equipment, and Myers Internet, Inc., as discussed in “Note 16. Subsequent Events” to the Company’s consolidated financial statements.
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
     The incurred but not reported (“IBNR”) reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to the Company. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rates and claims amounts for the estimated number of defaults not reported. As of December 31, 2005 and 2004, the Company has established IBNR reserves in the amount of $112 million and $113 million, respectively.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     At December 31, 2005, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2005, the effective duration of the Company’s fixed income investment portfolio was 4.9 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.9% change in the market value of the Company’s fixed income portfolio.
     The Company’s borrowings under its commercial paper program are subject to interest rates that are variable. A discussion of the Company’s interest rate swaps appears in the fourth and fifth paragraphs of Item 7 of this Annual Report on Form 10-K under “Liquidity and Capital Resources” and such discussion is incorporated by reference.
Item 8. Financial Statements and Supplementary Data.
     The following consolidated financial statements of the Company are filed pursuant to this Item 8:

Page No.
Consolidated statements of operations for each of the three years in the period ended December 31, 2005	59
Consolidated balance sheets at December 31, 2005 and 2004	60
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2005	61
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2005	62
Notes to consolidated financial statements	63-102
Report of independent registered public accounting firm	103-104

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$1,380,998	$1,420,643	$1,482,349
Assumed	1,075	307	97
Ceded (note 7)	(129,763)	(115,533)	(117,815)

Net premiums written	1,252,310	1,305,417	1,364,631
(Increase) decrease in unearned premiums	(13,618)	24,011	1,380

Net premiums earned (note 7)	1,238,692	1,329,428	1,366,011

Investment income, net of expenses (note 4)	228,854	215,053	202,881
Realized investment gains, net (note 4)	14,857	17,242	36,862
Other revenue	44,127	50,970	79,657

Total revenues	1,526,530	1,612,693	1,685,411

Losses and expenses:
Losses incurred, net (notes 6 and 7)	553,530	700,999	766,028
Underwriting and other expenses	275,416	278,786	302,473
Interest expense	41,091	41,131	41,113

Total losses and expenses	870,037	1,020,916	1,109,614

Income before tax and joint ventures	656,493	591,777	575,797
Provision for income tax (note 10)	176,932	159,348	146,027
Income from joint ventures, net of tax	147,312	120,757	64,109

Net income	$626,873	$553,186	$493,879

Earnings per share (note 11):

Basic	$6.83	$5.67	$5.00

Diluted	$6.78	$5.63	$4.99

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

	2005	2004
	(In thousands of dollars)
ASSETS
Investment portfolio (note 4):
Securities, available-for-sale, at fair value:
Fixed maturities	$5,292,942	$5,413,662
Equity securities	2,488	5,326
Short-term investments	190,640	163,639

Total investment portfolio (amortized cost, 2005-$5,366,235; 2004-$5,388,763)	5,486,070	5,582,627

Cash	4,616	2,829
Accrued investment income	66,369	67,255
Reinsurance recoverable on loss reserves (note 7)	14,787	17,302
Prepaid reinsurance premiums (note 7)	9,608	6,836
Premiums receivable	91,547	95,396
Home office and equipment, net	32,666	36,382
Deferred insurance policy acquisition costs	18,416	27,714
Investments in joint ventures (note 8)	481,778	414,309
Other assets	151,712	130,041

Total assets	$6,357,569	$6,380,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves (notes 6 and 7)	$1,124,454	$1,185,594
Unearned premiums (note 7)	159,823	143,433
Short- and long-term debt (note 5)	685,163	639,303
Income taxes payable	62,006	109,741
Other liabilities	161,068	158,981

Total liabilities	2,192,514	2,237,052

Contingencies (note 13)

Shareholders’ equity (note 11):
Common stock, $1 par value, shares authorized 300,000,000; shares issued 2005 - 122,549,285; 2004 - 122,324,295 outstanding 2005 - 88,046,430; 2004 - 96,260,864	122,549	122,324
Paid-in capital	280,052	270,450
Treasury stock (shares at cost 2005 - 34,502,855 2004 - 26,063,431)	(1,834,434)	(1,313,473)
Accumulated other comprehensive income, net of tax (note 2)	77,499	123,383
Retained earnings (note 11)	5,519,389	4,940,955

Total shareholders’ equity	4,165,055	4,143,639

Total liabilities and shareholders’ equity	$6,357,569	$6,380,691

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2004 and 2003

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (note 2)	earnings	income
	(In thousands of dollars)
Balance, December 31, 2002	$121,419	$233,330	$(1,035,858)	$147,908	$3,928,393

Net income	—	—	—	—	493,879	$493,879

Change in unrealized investment gains and losses, net	—	—	—	(20,948)	—	(20,948)
Unrealized gain (loss) on derivatives, net	—	—	—	2,494	—	2,494
Minimum pension liability adjustment, net	—	—	—	13,018	—	13,018
Change in members’ equity	—	609	—	—	—
Dividends declared	—	—	—	—	(11,124)
Common stock shares issued	168	7,479	—	—	—
Repurchase of outstanding common shares	—	—	(94,133)	—	—
Reissuance of treasury stock	—	(1,933)	14,022	—	—
Other	—	—	—	(1,821)	—	(1,821)

Comprehensive income	—	—	—	—	—	$486,622

Balance, December 31, 2003	$121,587	$239,485	$(1,115,969)	$140,651	$4,411,148

Net income	—	—	—	—	553,186	$553,186
Change in unrealized investment gains and losses, net	—	—	—	(22,228)	—	(22,228)
Unrealized gain (loss) on derivatives, net	—	—	—	3,849	—	3,849
Dividends declared	—	—	—	—	(22,032)
Common stock shares issued	737	35,618	—	—	—
Repurchase of outstanding common shares	—	—	(205,014)	—	—
Reissuance of treasury stock	—	9,483	7,510	—	—
Equity compensation	—	(14,136)	—	—	—
Other	—	—	—	1,111	(1,347)	1,111

Comprehensive income	—	—	—	—	—	$535,918

Balance, December 31, 2004	$122,324	$270,450	$(1,313,473)	$123,383	$4,940,955

Net income	—	—	—	—	626,873	$626,873
Change in unrealized investment gains and losses, net (note 4)	—	—	—	(48,119)	—	(48,119)
Unrealized gain (loss) on derivatives, net (note 5)	—	—	—	1,140	—	1,140
Dividends declared	—	—	—	—	(48,439)
Common stock shares issued	225	11,288	—	—	—
Repurchase of outstanding common shares	—	—	(533,844)	—	—
Reissuance of treasury stock	—	(19,038)	12,883	—	—
Equity compensation (note 11)	—	17,352	—	—	—
Other	—	—	—	1,095	—	1,095

Comprehensive income	—	—	—	—	—	$580,989

Balance, December 31, 2005	$122,549	$280,052	$(1,834,434)	$77,499	$5,519,389

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$626,873	$553,186	$493,879
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	20,344	26,020	29,455
Captialized deferred insurance policy acquisition costs	(11,046)	(21,121)	(30,197)
Depreciation and other amortization	18,977	21,631	21,224
Decrease (increase) in accrued investment income	886	(7,667)	(1,156)
Decrease in reinsurance recoverable on loss reserves	2,515	772	2,971
(Increase) decrease in prepaid reinsurance premiums	(2,772)	692	652
Decrease (increase) in premium receivable	3,849	26,894	(24,539)
(Decrease) increase in loss reserves	(61,140)	123,806	328,607
Increase (decrease) in unearned premiums	16,390	(24,704)	(2,030)
Equity earnings in joint ventures	(215,965)	(176,499)	(91,997)
Distributions from joint ventures	144,161	82,300	27,450
Other	(34,718)	(46,150)	(67,683)

Net cash provided by operating activities	508,354	559,160	686,636

Cash flows from investing activities:
Purchase of fixed maturities	(1,592,615)	(1,782,395)	(3,822,762)
Purchase of equity securities	(2,802)	—	—
Investments in joint ventures	(12,928)	(12,137)	(7,769)
Sale of investment in joint ventures	15,652	—	—
Proceeds from sale of equity securities	10,167	8,244	1,798
Proceeds from sale of fixed maturities	1,355,912	1,102,533	3,017,411
Proceeds from maturity of fixed maturities	283,256	286,946	351,731

Net cash provided by (used in) investing activities	56,642	(396,809)	(459,591)

Cash flows from financing activities:
Dividends paid to shareholders	(48,439)	(22,032)	(11,124)
Proceeds from issuance of long-term debt	297,732	—	—
Repayment of long-term debt	(300,000)	—	—
Net proceeds from (repayment of) short-term debt	42,833	37,804	(78,873)
Proceeds from reissuance of treasury stock	1,234	2,633	305
Payments for repurchase of common stock	(533,844)	(205,014)	(94,134)
Common stock shares issued	4,276	29,380	4,856

Net cash used in financing activities	(536,208)	(157,229)	(178,970)

Net increase in cash and cash equivalents	28,788	5,122	48,075
Cash and cash equivalents at beginning of year	166,468	161,346	113,271

Cash and cash equivalents at end of year	$195,256	$166,468	$161,346

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003
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

At December 31, 2005, the Company’s direct primary insurance in force (representing the principal balance in the Company’s records of all mortgage loans that it insures) and direct primary risk in force (representing the insurance in force multiplied by the insurance coverage percentage) was approximately $170.0 billion and $44.9 billion, respectively. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. The Company’s direct pool risk in force at December 31, 2005 was approximately $2.9 billion.

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

Principles of consolidation

The consolidated financial statements include the accounts of MGIC Investment Corporation and its majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company’s 46.1% investment in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and 34.6% investment in Sherman Financial Group LLC (“Sherman”), which are joint ventures with Radian Group Inc., are accounted for using the equity method of accounting and recorded on the balance sheet as investments in joint ventures. The Company reviews its investments in joint ventures for evidence of “other than temporary” impairments, such as an inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. There were no “other than temporary” impairment charges for the years ending December 31, 2005, 2004 and 2003. The Company has certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, of an immaterial amount. The Company’s equity in the earnings of these joint ventures is shown separately, net of tax, on the statement of operations. (See note 8.)

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
There were no “other than temporary” asset impairment charges for the years ending December 31, 2005 and 2003. In 2004, a charge of $1.3 million was recognized as an “other than temporary” asset impairment.
Home office and equipment
Home office and equipment is carried at cost net of depreciation. For financial statement reporting purposes, depreciation is determined on a straight-line basis for the home office, equipment and data processing hardware over estimated lives of 45, 5 and 3 years, respectively. For income tax purposes, the Company uses accelerated depreciation methods.
Home office and equipment is shown net of accumulated depreciation of $42.8 million, $43.5 million and $42.6 million at December 31, 2005, 2004 and 2003, respectively. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $4.6 million, $5.0 million and $4.9 million, respectively.
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
During 2005, 2004 and 2003, the Company amortized $20.3 million, $26.0 million and $29.5 million, respectively, of deferred insurance policy acquisition costs.
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
The Company accrues the estimated costs of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits. The Company offers both medical and dental benefits for retired employees and their spouses. Benefits are generally funded on a pay-as-you-go basis. The cost to the Company was not significant in 2005, 2004 and 2003. (See note 9.)
Stock-based compensation
The Company has certain stock-based compensation plans. (See note 11). Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted or modified on or after January 1, 2003. The adoption of SFAS No. 123 did not have a material effect on the Company’s results of operations or its financial position. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under the Company’s plans generally vest over periods ranging from one to five years. The cost related to stock-based employee compensation included in the determination of net income for 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period.

	Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars, except per share data)
Net income, as reported	$626,873	$553,186	$493,879
Add stock-based employee compensation expense included in reported net income, net of tax	13,017	7,656	4,146
Deduct stock-based employee compensation expense, determined under the fair value method for all awards, net of tax	(17,381)	(11,683)	(10,503)

Pro forma net income	$622,509	$549,159	$487,522

Earnings per share:
Basic, as reported	$6.83	$5.67	$5.00

Basic, pro forma	$6.78	$5.63	$4.94

Diluted, as reported	$6.78	$5.63	$4.99

Diluted, pro forma	$6.73	$5.59	$4.92

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

	Years Ended December 31,
	2005	2004	2003
	(shares in thousands)
Weighted-average shares — Basic	91,787	97,549	98,776
Common stock equivalents	656	696	246

Weighted-average shares — Diluted	92,443	98,245	99,022

For the years ended December 31, 2005, 2004 and 2003, 1.3 million, 0.6 million and 1.4 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the years ended December 31, 2005 and 2004, 0.4 million and 0.3 million shares, respectively, of performance stock awards have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on performance measures established for a specific performance period.
Statement of cash flows
The Company’s short-term investments consist entirely of money market funds and commercial paper with maturities of less than 90 days. For purposes of the consolidated statement of cash flows, the Company considers short-term investments to be cash equivalents. A reconciliation follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)
Cash and cash equivalents per statement of cash flows	$195,256	$166,468	$161,346
Less:
Money market funds	(190,640)	(120,646)	(137,734)
Commercial paper	—	(42,993)	—

Cash per balance sheet	$4,616	$2,829	$23,612

Comprehensive income
The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands of dollars)
Net income	$626,873	$553,186	$493,879
Other comprehensive loss	(45,884)	(17,268)	(7,257)

Total comprehensive income	$580,989	$535,918	$486,622

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains and losses	$464	$2,812	$1,412
Amortization of deferred losses on derivatives	676	1,037	1,082
Change in unrealized gains and losses on investments	(48,119)	(22,228)	(20,948)
Minimum pension liability adjustment	—	—	13,018
Other	1,095	1,111	(1,821)

Other comprehensive loss	$(45,884)	$(17,268)	$(7,257)

At December 31, 2005, accumulated other comprehensive income of $77.5 million included $77.9 million of net unrealized gains on investments, ($0.8) million relating to derivative financial instruments and $0.4 million relating to the accumulated other comprehensive income of the Company’s joint venture investment. At December 31, 2004, accumulated other comprehensive income of $123.4 million included $126.0 million of net unrealized gains on investments, ($1.9) million relating to derivative financial instruments and ($0.7) million relating to the accumulated other comprehensive loss of the Company’s joint venture investment. (See notes 4 and 5.)
Recent accounting pronouncements
In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value recognition provisions of SFAS No. 123 were voluntarily adopted by the Company in 2003 prospectively to all employee awards granted or modified on or after January 1, 2003 under SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. The adoption did not have a material effect on the Company’s results of operations or its financial position. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be measured based on the fair value of the equity or liability instrument issued and be recognized in the financial statements of the company. In April 2005 the effective date of this statement was delayed. SFAS No. 123R is now effective for annual reporting periods that begin after June 15, 2005. The statement will be adopted by the Company beginning January 1, 2006 under the modified prospective method. The adoption will not have a material effect on the Company’s results of operations or its financial position.
In July 2005, the FASB published an Exposure Draft of a proposed interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The FASB has reopened deliberations to consider comments that were received regarding the Exposure Draft. At this time, the FASB has decided that the final interpretation would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” When evaluating a tax position for recognition and measurement, an entity should presume that a taxing authority will examine a tax position. The interpretation will most probably adopt a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a best estimate measurement attribute. It is expected to be finalized in the first or second quarter of 2006 with an effective date as of the start of the first annual period beginning after December 15, 2006. The Company will continue to evaluate the impact, if any, this interpretation would have on the Company’s results of operations and financial position.
The proposed FASB Staff Position (“FSP”) EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” was issued as final in the fourth quarter of 2005. The FSP was retitled FAS 115-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” and superseded EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. Under the guidance, it could be more likely that a decrease in the market value of certain investments in the Company’s fixed income portfolio will be required to be recognized as a realized loss in the statement of operations than under previously existing accounting standards.
Reclassifications
Certain reclassifications have been made in the accompanying financial statements to 2004 and 2003 amounts to allow for consistent financial reporting.

3.	Related party transactions

The Company provided certain services to C-BASS and Sherman in 2005, 2004 and 2003 in exchange for fees. In addition, C-BASS provided certain services to the Company during 2005, 2004 and 2003 in exchange for fees. The net impact of these transactions was not material to the Company.

4.	Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2005 and 2004 are shown below. Debt securities consist of fixed maturities and short-term investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005:	Cost	Gains	Losses	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$336,658	$2,116	$(2,414)	$336,360
Obligations of U.S. states and political subdivisions	4,630,856	133,391	(12,456)	4,751,791
Corporate debt securities	248,327	1,749	(517)	249,559
Mortgage-backed securities	145,790	235	(2,253)	143,772
Debt securities issued by foreign sovereign governments	2,100	—	—	2,100

Total debt securities	5,363,731	137,491	(17,640)	5,483,582
Equity securities	2,504	—	(16)	2,488

Total investment portfolio	$5,366,235	$137,491	$(17,656)	$5,486,070

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004:	Cost	Gains	Losses	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$611,465	$9,131	$(3,474)	$617,122
Obligations of U.S. states and political subdivisions	4,351,789	190,210	(6,309)	4,535,690
Corporate debt securities	237,667	3,813	(454)	241,026
Mortgage-backed securities	166,437	808	(215)	167,030
Debt securities issued by foreign sovereign governments	16,079	354	—	16,433

Total debt securities	5,383,437	204,316	(10,452)	5,577,301
Equity securities	5,326	—	—	5,326

Total investment portfolio	$5,388,763	$204,316	$(10,452)	$5,582,627

The amortized cost and fair values of debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

	Amortized	Fair
	Cost	Value
	(In thousands of dollars)
Due in one year or less	$503,092	$503,243
Due after one year through five years	818,494	825,624
Due after five years through ten years	1,120,475	1,152,664
Due after ten years	2,775,880	2,858,279

	5,217,941	5,339,810

Mortgage-backed securities	145,790	143,772

Total at December 31, 2005	$5,363,731	$5,483,582

At December 31, 2005 and 2004, fixed maturity investments had gross unrealized losses of $17.7 million and $10.5 million, respectively. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$234,175	$869	$56,991	$1,545	$291,166	$2,414
Obligations of U.S. states and political subdivisions	977,560	8,360	167,319	4,096	1,144,879	12,456
Corporate debt securities	2,506	31	16,612	486	19,118	517
Mortgage-backed securities	125,228	1,774	12,788	479	138,016	2,253
Equity securities	2,167	16	—	—	2,167	16

Total investment portfolio	$1,341,636	$11,050	$253,710	$6,606	$1,595,346	$17,656

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2004	Value	Losses	Value	Losses	Value	Losses
			(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$312,707	$2,941	$14,020	$533	$326,727	$3,474
Obligations of U.S. states and political subdivisions	517,216	5,825	33,623	484	550,839	6,309
Corporate debt securities	26,610	454	—	—	26,610	454
Mortgage-backed securities	22,081	83	18,693	132	40,774	215

Total investment portfolio	$878,614	$9,303	$66,336	$1,149	$944,950	$10,452

The unrealized losses in all categories of the Company’s investments were caused by interest rate increases. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2005.

Net investment income is comprised of the following:

	2005	2004	2003
	(In thousands of dollars)
Fixed maturities	$218,313	$210,555	$198,968
Equity securities	2,292	2,748	2,764
Short-term investments	9,564	2,844	1,996
Other	1,515	1,283	1,293

Investment income	231,684	217,430	205,021
Investment expenses	(2,830)	(2,377)	(2,140)

Net investment income	$228,854	$215,053	$202,881

The net realized investment gains (losses) and change in net unrealized appreciation (depreciation) of investments are as follows:

	2005	2004	2003
	(In thousands of dollars)
Net realized investment gains (losses) on sale of investments:
Fixed maturities	$13,694	$11,827	$38,946
Equity securities	4,544	5,290	(701)
Joint ventures	(3,379)	125	(1,385)
Other	(2)	—	2

	$14,857	$17,242	$36,862

Change in net unrealized appreciation (depreciation):
Fixed maturities	$(74,013)	$(34,197)	$(32,227)
Equity securities	(16)	—	—

	$(74,029)	$(34,197)	$(32,227)

The reclassification adjustment relating to the change in investment gains and losses is as follows:

	2005	2004	2003
	(In thousands of dollars)
Unrealized holding (losses) gains arising during the period, net of tax	$(38,381)	$(15,112)	$7,178
Less: reclassification adjustment for net gains included in net income, net of tax	(9,738)	(7,116)	(28,126)

Change in unrealized investment gains and losses, net of tax	$(48,119)	$(22,228)	$(20,948)

The gross realized gains and the gross realized losses on sales of securities were $28.4 million and $13.5 million, respectively, in 2005, $22.1 million and $4.9 million, respectively, in 2004 and $54.6 million and $17.7 million, respectively, in 2003.

The tax benefit related to the changes in net unrealized (depreciation) appreciation was $25.9 million, $12.0 million and $11.3 million for 2005, 2004 and 2003, respectively.

The Company had $22.8 million and $23.1 million of investments on deposit with various states at December 31, 2005 and 2004, respectively, due to regulatory requirements of those state insurance departments.

5.	Short- and long-term debt

The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At December 31, 2005 and 2004, the Company had $187.8 million and $139.5 million in commercial paper outstanding with a weighted average interest rate of 4.39% and 2.36%, respectively.

In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was due to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At December 31, 2005, these requirements were met. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $112.2 million and $145.5 million at December 31, 2005 and 2004, respectively.

The Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007 outstanding at December 31, 2005. At December 31, 2004 the Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in March 2007. In October 2005 the Company issued, in a public offering, $300 million, 5.375% Senior Notes due in 2015. Interest on the notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2006. The Senior Notes were rated “A-1” by Moody’s, “A” by S&P and “A+” by Fitch. The Company has utilized the proceeds from the sale of the notes, together with available cash, to repay the $300 million, 7.5%

Senior Notes that came due October 17, 2005. At December 31, 2005 and 2004, the market value of the outstanding debt was $687.9 million and $661.3 million, respectively.
Interest payments on all long-term and short-term debt were $43.5 million, $42.1 million and $41.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In March 2005, an outstanding swap was amended to coincide with the new credit facility. Under the terms of the swap contract, the Company pays a fixed rate of 5.07% and receives a variable interest rate based on LIBOR. The swap has an expiration date coinciding with the maturity of the credit facility and is designated as a cash flow hedge. The cash flow swap outstanding at December 31, 2005 and 2004 are evaluated quarterly with any ineffectiveness being recorded as an expense. To date these evaluations have not resulted in any hedge ineffectiveness. Swaps are subject to credit risk to the extent the counterparty would be unable to discharge its obligations under the swap agreements.

Expense on the interest rate swaps for the years ended December 31, 2005, 2004 and 2003 of approximately $0.8 million, $3.3 million and $3.4 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

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

	2005	2004	2003
	(In thousands of dollars)
Reserve at beginning of year	$1,185,594	$1,061,788	$733,181
Less reinsurance recoverable	17,302	18,074	21,045

Net reserve at beginning of year	1,168,292	1,043,714	712,136

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	679,697	714,450	652,231
Prior years (1)	(126,167)	(13,451)	113,797

Subtotal	553,530	700,999	766,028

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	29,804	35,668	34,505
Prior years	582,351	540,753	399,945

Subtotal	612,155	576,421	434,450

Net reserve at end of year	1,109,667	1,168,292	1,043,714
Plus reinsurance recoverables	14,787	17,302	18,074

Reserve at end of year	$1,124,454	$1,185,594	$1,061,788

(1)	A negative number for a prior year indicates a redundancy of loss reserves, and a positive number for a prior year indicates a deficiency of loss reserves.

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

Current year losses incurred decreased in 2005 compared to 2004 primarily due to decreases in the estimates regarding how many primary default notices will eventually result in a claim, when compared to the prior period. The primary insurance notice inventory increased from 85,487 at December 31, 2004 to 85,788 at December 31, 2005 and pool insurance notice inventory decreased from 25,500 at December 31, 2004 to 23,772 at December 31, 2005. The average primary claim paid for 2005 was $26,361 compared to $24,438 in 2004.

The development of the reserves in 2005, 2004 and 2003 is reflected in the prior year line. In 2005, the $126.2 million reduction in losses incurred related to prior years was due primarily to more favorable loss trends experienced during the year. In 2004, the $13.5 million reduction in losses incurred related to prior years was due primarily to more stable loss trends experienced during that year.
The lower portion of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. Since it takes, on average, about twelve months for a default which is not cured to develop into a paid claim, most losses paid relate to default notices received in prior years.

Information about the composition of the primary insurance default inventory at December 31, 2005 and 2004 appears in the table below.

	December 31,	December 31,
	2005	2004
Total loans delinquent	85,788	85,487
Percentage of loans delinquent (default rate)	6.58%	6.05%

Flow loans delinquent	47,051	44,925
Percentage of flow loans delinquent (default rate)	4.52%	3.99%

Bulk loans delinquent	38,737	40,562
Percent of bulk loans delinquent (default rate)	14.72%	14.06%

A-minus and subprime credit loans delinquent*	36,485	35,824
Percentage of A-minus and subprime credit loans delinquent (default rate)	18.30%	16.49%

*       A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO scores of less than 575.
7.	Reinsurance

The Company cedes a portion of its business to reinsurers and records assets for reinsurance recoverable on loss reserves and prepaid reinsurance premiums. Business written between 1985 and 1993 is ceded under various reinsurance agreements with several reinsurers. The Company also cedes primary business to reinsurance subsidiaries of certain mortgage lenders, primarily under aggregate excess of loss agreements for each reinsurance period. The majority of ceded premiums relates to these agreements. In 2005, the Company entered into two separate excess of loss reinsurance agreements under which it ceded approximately $85.5 million of risk in force in the aggregate to two special purpose reinsurance companies. Additionally, certain pool polices written by the Company have been reinsured with one domestic reinsurer. The Company receives a ceding commission under certain reinsurance agreements.

The Company monitors the claims paying ability of its reinsurers and does not currently anticipate any collection problems. Generally, reinsurance recoverables on primary loss reserves and prepaid reinsurance premiums are backed by trust funds or letters of credit. No reinsurer represents more than $10 million of the aggregate amount recoverable.

The effect of these agreements on premiums earned and losses incurred is as follows:

	2005	2004	2003
	(In thousands of dollars)
Premiums earned:
Direct	$1,364,598	$1,445,321	$1,484,249
Assumed	1,064	333	227
Ceded	(126,970)	(116,226)	(118,465)

Net premiums earned	$1,238,692	$1,329,428	$1,366,011

Losses incurred:
Direct	$558,077	$706,782	$769,531
Assumed	(100)	(358)	(163)
Ceded	(4,447)	(5,425)	(3,340)

Net losses incurred	$553,530	$700,999	$766,028

8.	Investments in joint ventures

C-BASS

C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive single-family residential mortgage assets and residential mortgage-backed securities. C-BASS principally invests in whole loans (including subprime loans) and mezzanine and subordinated residential mortgage-backed securities backed by non-conforming residential mortgage loans. C-BASS’s principal sources of revenues during the last three years were net interest income (including accretion on mortgage securities), servicing fees, money management fees from C-BASS CBOs and investment funds sponsored by C-BASS, and gains on securitization and liquidation of mortgage-related assets, offset by hedging losses. C-BASS’s results of operations are affected by the timing of its securitization transactions. Virtually all of C-BASS’s assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS based on, among other things, valuations provided by financing counterparties. The ultimate value of these assets is the net present value of their future cash flows, which depends on, among other things, the level of losses on the underlying mortgages and prepayment activity by the mortgage borrowers. Market value adjustments could impact C-BASS’s results of operations and the Company’s share of those results. The Company’s investment in C-BASS on an equity basis at December 31, 2005 was $362.6 million.

C-BASS Summary Balance Sheet:

	December 31,
	2005	2004
	($ millions)
Assets
Whole loans	$4,638	$1,753
Servicing	468	444
Securities	2,054	1,450
Other	534	362

Total assets	$7,694	$4,009

Total liabilities	6,931	3,409

Debts	6,434	2,648

Owners’ equity	763	600
Included in total assets and total liabilities at December 31, 2004 were approximately $457 million of assets and the same amount of liabilities from securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above. There were no such assets and liabilities at December 31, 2005.
C-BASS Summary Income Statement:

	Year Ended December 31,
	2005	2004	2003
	($ millions)
Portfolio	$292.2	$230.5	$154.6
Servicing	257.5	164.7	128.4
Money Management	35.8	19.9	24.5
Transaction	39.4	64.0	49.3

Total revenue	624.9	479.1	356.8

Total expense	384.3	271.0	212.9

Income before tax	$240.6	$208.1	$143.9

Company’s share of pre-tax income	$110.9	$97.9	$66.1

Sherman
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
In March 2005, Sherman acquired the holding company for Credit One Bank (“Credit One”), formerly known as First National Bank of Marin, for a payment of cash and subordinated notes. This acquisition materially increased Sherman’s consolidated assets as well as its debt and financial leverage. Credit One’s operations during 2005 consisted of activities related to originating subprime credit cards. During 2005, Sherman’s increases in total assets, total liabilities and debt were primarily related to the acquisition of Credit One.
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
The Company’s investment in Sherman on an equity basis at December 31, 2005 was $79.3 million.
Sherman Summary Balance Sheet:

	December 31,
	2005	2004
	($ millions)
Total assets	$979	$484

Total liabilities	743	245

Debt	597	143

Members’ equity	236	239

Sherman Summary Income Statement:

	Year Ended December 31,
	2005	2004	2003
	($ millions)
Revenues from receivable portfolios	$855.5	$801.8	$603.3
Portfolio amortization	292.8	343.4	343.9

Revenues, net of amortization	562.7	458.4	259.4

Credit card interest income and fees	196.7	—	—
Other revenue	71.1	59.5	34.2

Total revenues	830.5	517.9	293.6

Total expenses	542.9	317.3	222.7

Income before tax	$287.6	$200.6	$70.9

Company’s share of pre-tax income	$110.3	$83.3	$29.4

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

The following tables provide reconciliations of the changes in the benefit obligation, fair value of plan assets and funded status of the pension and other postretirement benefit plans:

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
		(In thousands of dollars)
Reconciliation of projected benefit obligation:
Benefit obligation at beginning of year	$156,707	$141,202	$63,586	$61,685
Service cost	8,838	9,137	3,414	3,459
Interest cost	9,483	8,741	3,722	3,525
Plan participants’ contributions	—	—	272	220
Plan amendment (1)	404	927	—	(1,972)
Actuarial loss (gain)	3,398	(1,312)	(859)	(2,376)
Benefits paid	(2,241)	(1,988)	(1,267)	(955)

Benefit obligation at end of year	$176,589	$156,707	$68,868	$63,586

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$180,104	$139,074	$29,692	$22,940
Adjustment	6	160	199	—
Actual return on plan assets	13,282	19,358	1,880	2,751
Employer contributions	8,127	23,500	3,812	4,736
Plan participants’ contributions	—	—	272	220
Benefits paid	(2,241)	(1,988)	(1,267)	(955)

Fair value of plan assets at end of year	$199,278	$180,104	$34,588	$29,692

Balance Sheet at end of year
Accumulated benefit obligation	$(152,100)	$(132,002)	N/A	N/A
Effect of salary projection	(24,489)	(24,705)	N/A	N/A

Projected benefit obligation	(176,589)	(156,707)	$(68,868)	$(63,586)
Fair value of plan assets	199,278	180,104	34,588	29,692

Funded status	22,689	23,397	(34,280)	(33,894)
Unrecognized net actuarial loss (gain)	25,287	21,759	13,211	14,209
Unrecognized net transition obligation	—	—	1,984	2,268
Unrecognized prior service cost	5,087	5,423	—	—

Net amount recognized	$53,063	$50,579	$(19,085)	$(17,417)

(1)	The pension plan has been amended to provide additional benefits for certain participants as listed in the plan documents and for the increased benefit and salary limits on the projected benefit obligation. The postretirement medical plan has been amended for changes in coverage levels, deductibles and out-of-pocket limits.

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
	(In thousands of dollars)
Net amount recognized in consolidated balance sheet
Prepaid benefit cost	$53,063	$50,579	N/A	N/A
Accrued benefit liability	—	—	N/A	N/A
Intangible asset	—	—	N/A	N/A
Accumulated other comprehensive income	—	—	N/A	N/A

Net amount recognized	$53,063	$50,579	N/A	N/A

Reconciliation of Prepaid/(Accrued) benefit cost
Prepaid/(Accrued) benefit cost at beginning of year	$50,579	$36,534	$(17,417)	$(15,860)
Net periodic benefit cost	(5,644)	(9,455)	(5,479)	(6,293)
Contributions	8,128	23,500	2,816	4,000
Benefits paid (net of participants contributions)	—	—	995	736

Prepaid benefit cost at end of year	$53,063	$50,579	$(19,085)	$(17,417)

The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

				Other Postretirement
	Pension Benefits			Benefits
	2005	2004	2003	2005	2004	2003
			(In thousands of dollars)
Service cost	$8,838	$9,137	$7,963	$3,414	$3,459	$3,135
Interest cost	9,483	8,741	7,671	3,722	3,525	3,300
Expected return on plan assets	(13,418)	(10,370)	(6,796)	(2,242)	(1,720)	(989)
Recognized net actuarial loss (gain)	—	1,246	1,950	301	499	659
Amortization of transition obligation	—	—	—	284	530	530
Amortization of prior service cost	741	701	612	—	—	—

Net periodic benefit cost	$5,644	$9,455	$11,400	$5,479	$6,293	$6,635

     The following benefit payments, which reflect future service, are expected to be paid in the following fiscal years:

		Other Postretirement
		Benefits
	Pension	Gross	Medicare Part	Net
	Benefits	Benefits	D Subsidy	Benefits
	(in thousands of dollars)
Fiscal Year
2006	2,954	1,316	89	1,227
2007	3,533	1,562	107	1,455
2008	4,194	1,807	130	1,677
2009	5,061	2,130	155	1,975
2010	6,168	2,483	188	2,295
Years 2011 — 2015	49,502	18,477	1,595	16,882
Employer pension and postretirement contributions for the fiscal year ending December 31, 2006 are expected to approximate $10.3 million and $4.6 million, respectively. The ERISA minimum required pension contribution is zero.
Allocation of Plan Assets

			Other Postretirement
	Pension Benefits		Benefits
	2005	2004	2005	2004
Actual
Equity securities	82%	82%	100%	100%
Debt securities	15%	15%	—	—
Real estate	3%	3%	—	—

Total	100%	100%	100%	100%

Target
Equity securities	82%	82%	100%	100%
Debt securities	15%	15%	—	—
Real estate	3%	3%	—	—

Total	100%	100%	100%	100%

The Company’s pension plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:
•	Total return should exceed growth in CPI

•	Achieve competitive investment results

•	Provide consistent investment returns

•	Exceed the actuarial return assumption of the retirement plan
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

The assumptions used in the measurement of the Company’s pension and other postretirement benefit obligations are shown in the following table:

	Pension Benefits				Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Weighted average assumptions
Used to determine year-end benefit obligation:
Discount rate	6.00%	6.25%	6.25%	6.00%	6.25%	6.25%
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A

Used to determine net periodic benefit cost:
Discount rate	6.25%	6.25%	6.75%	6.25%	6.25%	6.75%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	4.50%	4.50%	4.50%	N/A	N/A	N/A
In selecting a discount rate, the Company performed a hypothetical cash flow bond matching exercise, matching the Company’s expected pension plan and postretirement medical plan cash flows, respectively, against a selected portfolio of high quality corporate bonds. The modeling was performed using a bond portfolio of noncallable bonds with at least $25 million outstanding. The average yield of these hypothetical bond portfolios was used as the benchmark for determining the discount rate. In selecting the expected long-term rate of return on assets, the Company considered the average rate of earnings expected on the classes of funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ targeted asset allocation for the year and the expected returns likely to be earned over the next 20 years.
Plan assets consist of fixed maturities, equity securities and real estate. The Company is amortizing the unrecognized transition obligation for other postretirement benefits over 20 years.
For measurement purposes a 10.0% health care trend rate was used for 2005. In 2006, the rate is assumed to be 9.5%, decreasing to 5.0% by 2015 and remaining at this level beyond.
A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands of dollars)
Effect on total service and interest cost components	$1,672	$(1,290)
Effect on postretirement benefit obligation	14,323	(11,266)
The Company has a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, the Company may make a profit sharing contribution of up to 5% of each participant’s eligible compensation. The Company provides a matching 401(k) savings contribution on employees’ before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. The Company recognized profit sharing expense and 401(k) savings plan expense of $5.6 million, $5.7 million and $7.7 million in 2005, 2004 and 2003, respectively.

10.	Income taxes
Net deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands of dollars)
Deferred tax assets	$157,571	$150,876
Deferred tax liabilities	(75,224)	(108,692)

Net deferred tax asset	$82,347	$42,184

Management believes that all gross deferred tax assets at December 31, 2005 are fully realizable and no valuation reserve was established.
The components of the net deferred tax asset as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands of dollars)
Unearned premium reserves	$14,847	$13,220
Deferred policy acquisition costs	(6,446)	(9,700)
Loss reserves	29,254	32,485
Unrealized appreciation in investments	(41,731)	(66,438)
Statutory contingency loss reserves	(16,116)	(20,851)
Mortgage investments	32,899	54,605
Benefit plans	(6,347)	(6,844)
Deferred compensation	16,251	9,301
Investments in joint ventures	58,723	35,748
Other, net	1,013	658

Net deferred tax asset	$82,347	$42,184

The following summarizes the components of the provision for income tax:

	2005	2004	2003
	(In thousands of dollars)
Federal:
Current	$171,420	$158,104	$170,353
Deferred	3,021	(762)	(28,277)
State	2,491	2,006	3,951

Provision for income tax	$176,932	$159,348	$146,027

The Company paid $264.5 million, $203.2 million and $182.1 million in federal income tax in 2005, 2004 and 2003, respectively. At December 31, 2005, 2004 and 2003, the Company owned $1,625.3 million, $1,468.5 million and $1,316.9 million, respectively, of tax and loss bonds.
The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
Tax exempt municipal bond interest	(8.4)	(8.4)	(8.2)
Mortgage investments	—	—	(1.9)
Other, net	0.4	0.3	0.5

Effective income tax rate	27.0%	26.9%	25.4%

The Internal Revenue Service (“IRS”) has been conducting an examination of the federal income tax returns of the Company for 2000 and 2001. During 2005, the IRS expanded the examination to include the 2002, 2003 and 2004 taxable years. In this examination, they have summonsed documents which include communications with outside legal counsel engaged by the Company. Management believes that these documents are protected by the attorney-client privilege and has declined to waive that privilege, so it has not provided them to the IRS. The documents relate to a portfolio of investments in the residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The tax returns have included the flow through of income and losses from these investments in the computation of taxable income. The IRS has indicated that they do not believe that the Company has established sufficient tax basis in the REMIC residual interests to deduct some portion of the flow through losses from income. To date, they have not provided a detailed explanation of their position or the calculation of the dollar amount of any potential adjustment. The Company will contest any such proposal to increase taxable income and believes that income taxes related to these years have been properly provided for in the financial statements.
11.	Shareholders’ equity and dividend restrictions
Dividends
The Company’s insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. As a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. The other insurance subsidiaries of the Company can pay $1.8 million of dividends to the Company without such regulatory approval.
Certain of the Company’s non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company’s ability to pay dividends.
In 2005, 2004 and 2003, the Company paid dividends of $48.4 million, $22.0 million and $11.1 million, respectively, or $0.525 per share in 2005, $0.225 per share in 2004 and $0.1125 per share in 2003.
Accounting Principles
The accounting principles used in determining statutory financial amounts differ from GAAP, primarily for the following reasons:
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
Under statutory accounting practices, fixed maturity investments are generally valued at amortized cost. Under GAAP, those investments which the Company does not have the ability and intent to hold to maturity are considered to be available-for-sale and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to shareholders’ equity.
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
The statutory net income, policyholder’s surplus, and the contingency reserve liability of the insurance subsidiaries (excluding the non-insurance companies), as well as the dividends paid by MGIC to the Company, are as follows:

Year Ended	Net	Policyholder’s	Contingency	Dividends paid by MGIC
December 31,	Income	Surplus	Reserve	to the Company
(In thousands of dollars)
2005	$316,908	$1,678,566	$4,662,652	$552,200
2004	179,623	1,840,084	4,234,157	162,900
2003	286,473	1,699,295	3,800,265	232,023
Stock incentive plans
The Company has 1991 and 2002 stock incentive plans. When the 2002 plan was adopted in 2002, no further awards could be made under the 1991 plan. The maximum number of shares covered by awards under the 2002 plan is the total of 7.1 million shares plus the number of shares that must be purchased at a purchase price of not less than the fair market value of the shares as a condition to the award of restricted stock under the 2002 plan. The maximum number of shares of restricted stock that can be awarded under the 2002 plan is 5.9 million shares. Both plans provide for the award of stock options with maximum terms of 10 years and for the grant of restricted stock or restricted stock units, and the 2002 plan also provides for the grant of stock appreciation rights. The exercise price of options is the closing price of the common stock on the New York Stock Exchange on the date of grant. The vesting provisions of options and restricted stock are determined at the time of grant. Directors may receive awards under the 2002 plan and were eligible for awards of restricted stock under the 1991 plan.
A summary of option activity in the stock incentive plans during 2003, 2004 and 2005 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option
Outstanding, December 31, 2002	$49.42	3,587,559

Granted	43.70	606,000
Exercised	30.15	(168,780)
Forfeited or expired	55.08	(121,880)

Outstanding, December 31, 2003	49.19	3,902,899

Granted	68.20	612,000
Exercised	43.69	(787,678)
Forfeited or expired	54.94	(191,800)

Outstanding, December 31, 2004	53.39	3,535,421

Granted	—	—
Exercised	42.92	(254,490)
Forfeited or expired	62.56	(6,200)

Outstanding, December 31, 2005	$54.19	3,274,731

The exercise price of the options granted in 2003 and 2004 was equal to the market value of the stock on the date of grant. The options are exercisable between one and ten years after the date of grant.
Information about restricted stock or restricted stock units granted during 2003, 2004 and 2005 is as follows:

	Year Ended December 31,
	2005	2004	2003
Shares or units granted	495,919	274,869	298,674

Weighted average grant date fair market value	$64.21	$68.08	$43.44
For the year ended December 31, 2005, approximately 144 thousand shares of restricted stock became vested and approximately 1 thousand shares of restricted stock were forfeited. At December 31, 2005, 4,988,341 shares were available for future grant under the 2002 stock incentive plan. Of the shares available for future grant, 4,915,510 are available for restricted stock awards.
For purposes of determining the pro forma net income disclosure in Note 2, the fair value of these options was estimated at grant date using the binomial option pricing model for the 2004 options and the Black-Scholes model for the 2003 and prior options with the following weighted average assumptions for each year:

	Grants Issued in Year Ended December 31,
	2004		2003
Risk free interest rate	3.27%		2.91%
Expected life	5.50	years	4.87	years
Expected volatility	30.20%		29.40%
Expected dividend yield	0.25%		0.25%
Fair value of each option	$21.68		$13.12
The following is a summary of stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted		Weighted
		Remaining	Average		Average
Exercise		Average	Exercise		Exercise
Price Range	Shares	Life (years)	Price	Shares	Price
$33.81 - $47.31	1,559,031	4.4	$43.36	911,061	$42.50

$53.70 - $68.63	1,715,700	6.3	$64.03	893,250	$62.55

Total	3,274,731	5.4	$54.19	1,804,311	$52.42

At December 31, 2004 and 2003, option shares of 1,465,301 and 1,754,929 were exercisable at an average exercise price of $49.47 and $45.88, respectively. The Company also granted an immaterial amount of equity instruments other than options and restricted stock during 2003, 2004 and 2005.
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
Total rental expense under operating leases was $7.6 million, $8.0 million and $8.2 million in 2005, 2004 and 2003, respectively.
At December 31, 2005, minimum future operating lease payments are as follows (in thousands of dollars):

2006	$5,169
2007	4,470
2008	2,428
2009	921
2010 and thereafter	129

Total	$13,117

13.	Litigation and contingencies
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
In June 2005, in response to a letter from the New York Insurance Department (“NYID”), the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MDC”), which regulates insurance, the Company provided the MDC with information about captive mortgage reinsurance and certain other matters. In the spring of 2005, spokesmen for insurance commissioners in Colorado and North Carolina were publicly reported as saying that those commissioners are considering investigating or reviewing captive mortgage reinsurance arrangements. Insurance departments or other officials in other states may also conduct such investigations or reviews. The anti-referral fee provisions of RESPA provide that the Department of Housing and Urban Development (“HUD”) as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While the Company believes its captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on the Company or the mortgage insurance industry.
Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the years ended December 31, 2005, 2004 and 2003.
See note 10 for a description of federal income tax contingencies.

14.	Unaudited quarterly financial data

	Quarter
					2005
2005	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share data)
Net premiums written	$312,239	$309,220	$314,178	$316,673	$1,252,310
Net premiums earned	316,079	311,633	305,841	305,139	1,238,692
Investment income, net of expenses	57,003	57,178	57,338	57,335	228,854
Losses incurred, net	98,866	136,915	146,197	171,552	553,530
Underwriting and other expenses	67,895	68,059	69,695	69,767	275,416
Net income	182,013	174,357	142,382	128,121	626,873
Earnings per share (a):
Basic	1.91	1.88	1.56	1.45	6.83
Diluted	1.90	1.87	1.55	1.44	6.78

	Quarter
					2004
2004	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share data)
Net premiums written	$329,062	$319,126	$320,803	$336,426	$1,305,417
Net premiums earned	341,516	331,128	324,224	332,560	1,329,428
Investment income, net of expenses	53,141	52,314	54,187	55,411	215,053
Losses incurred, net	190,677	154,073	169,802	186,447	700,999
Underwriting and other expenses	67,314	72,723	68,782	69,967	278,786
Net income	130,073	154,524	134,069	134,520	553,186
Earnings per share (a):
Basic	1.32	1.57	1.37	1.40	5.67
Diluted	1.31	1.56	1.36	1.39	5.63

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.
15.	Condensed consolidating financial statements
The following condensed financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, and statement of cash flows information for MGIC Investment Corporation (“Parent Company”), which represents the Company’s investments in all of its subsidiaries under the equity method, Mortgage Guaranty Insurance Corporation and Subsidiaries (“MGIC Consolidated”), and all other subsidiaries of the Company (“Other”) on a combined basis. The eliminations column represents entries eliminating investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

Condensed Consolidating Balance Sheet
At December 31, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$2,779	$5,219,521	$263,770	$—	$5,486,070
Cash	2	4,324	290	—	4,616
Reinsurance recoverable on loss reserves	—	78,097	36	(63,346)	14,787
Prepaid reinsurance premiums	—	17,521	3	(7,916)	9,608
Deferred insurance policy acquisition costs	—	18,416	—	—	18,416
Investments in subsidiaries/joint ventures	4,842,932	481,778	—	(4,842,932)	481,778
Other assets	13,542	356,624	28,274	(56,146)	342,294

Total assets	$4,859,255	$6,176,281	$292,373	$(4,970,340)	$6,357,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,124,454	$63,346	$(63,346)	$1,124,454
Unearned premiums	—	159,823	7,916	(7,916)	159,823
Short- and long-term debt	685,124	9,364	—	(9,325)	685,163
Other liabilities	9,076	232,109	13,435	(31,546)	223,074

Total liabilities	694,200	1,525,750	84,697	(112,133)	2,192,514

Total shareholders’ equity	4,165,055	4,650,531	207,676	(4,858,207)	4,165,055

Total liabilities and shareholders’ equity	$4,859,255	$6,176,281	$292,373	$(4,970,340)	$6,357,569

Condensed Consolidating Balance Sheet
At December 31, 2004
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$18,355	$5,315,382	$248,890	$—	$5,582,627
Cash	—	2,505	324	—	2,829
Reinsurance recoverable on loss reserves	—	84,916	67	(67,681)	17,302
Prepaid reinsurance premiums	—	8,312	4	(1,480)	6,836
Deferred insurance policy acquisition costs	—	27,714	—	—	27,714
Investments in subsidiaries/joint ventures	4,767,631	414,309	—	(4,767,631)	414,309
Other assets	11,381	353,202	22,488	(57,997)	329,074

Total assets	$4,797,367	$6,206,340	$271,773	$(4,894,789)	$6,380,691

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,185,594	$67,681	$(67,681)	$1,185,594
Unearned premiums	—	143,433	1,480	(1,480)	143,433
Short- and long-term debt	639,263	8,847	—	(8,807)	639,303
Other liabilities	14,465	266,682	15,189	(27,614)	268,722

Total liabilities	653,728	1,604,556	84,350	(105,582)	2,237,052

Total shareholders’ equity	4,143,639	4,601,784	187,423	(4,789,207)	4,143,639

Total liabilities and shareholders’ equity	$4,797,367	$6,206,340	$271,773	$(4,894,789)	$6,380,691

Condensed Consolidating Statement of Operations
Year ended December 31, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$1,177,862	$74,702	$(254)	$1,252,310

Net premiums earned	—	1,170,681	68,265	(254)	1,238,692

Equity in undistributed net income of subsidiaries	100,261	—	—	(100,261)	—
Dividends received from subsidiaries	552,200	—	—	(552,200)	—
Investment income, net of expenses	2,465	216,780	10,033	(424)	228,854
Realized investment gains (losses), net	—	15,017	(160)	—	14,857
Other revenue	—	1,794	42,333	—	44,127

Total revenues	654,926	1,404,272	120,471	(653,139)	1,526,530

Losses and expenses:
Losses incurred, net	—	523,535	29,995	—	553,530
Underwriting and other expenses	278	191,061	84,376	(299)	275,416
Interest expense	41,091	424	—	(424)	41,091

Total losses and expenses	41,369	715,020	114,371	(723)	870,037

Income before tax and joint ventures	613,557	689,252	6,100	(652,416)	656,493
Provision (credit) for income tax	(13,316)	190,718	(185)	(285)	176,932
Income from joint ventures, net of tax	—	147,312	—	—	147,312

Net income	$626,873	$645,846	$6,285	$(652,131)	$626,873

Condensed Consolidating Statement of Operations
Year ended December 31, 2004
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$1,232,791	$72,978	$(352)	$1,305,417

Net premiums earned	—	1,256,141	73,639	(352)	1,329,428

Equity in undistributed net income of subsidiaries	416,385	—	—	(416,385)	—
Dividends received from subsidiaries	162,900	—	—	(162,900)	—
Investment income, net of expenses	1,240	205,650	8,667	(504)	215,053
Realized investment gains, net	4	16,853	322	63	17,242
Other revenue	—	4,984	45,986	—	50,970

Total revenues	580,529	1,483,628	128,614	(580,078)	1,612,693

Losses and expenses:
Losses incurred, net	—	664,228	36,771	—	700,999
Underwriting and other expenses	272	191,214	87,697	(397)	278,786
Interest expense	41,124	509	—	(502)	41,131

Total losses and expenses	41,396	855,951	124,468	(899)	1,020,916

Income before tax and joint ventures	539,133	627,677	4,146	(579,179)	591,777
Provision (credit) for income tax	(14,053)	173,799	(1,065)	667	159,348
Income from joint ventures, net of tax	—	120,757	—	—	120,757

Net income	$553,186	$574,635	$5,211	$(579,846)	$553,186

Condensed Consolidating Statement of Operations
Year ended December 31, 2003
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$1,283,006	$82,121	$(496)	$1,364,631

Net premiums earned	—	1,284,081	82,426	(496)	1,366,011

Equity in undistributed net income of subsidiaries	288,305	—	—	(288,305)	—
Dividends received from subsidiaries	232,023	—	—	(232,023)	—
Investment income, net of expenses	645	194,591	8,022	(377)	202,881
Realized investment gains, net	—	34,939	1,811	112	36,862
Other revenue	—	8,505	71,152	—	79,657

Total revenues	520,973	1,522,116	163,411	(521,089)	1,685,411

Losses and expenses:
Losses incurred, net	—	706,337	59,691	—	766,028
Underwriting and other expenses	228	196,898	105,888	(541)	302,473
Interest expense	41,107	383	—	(377)	41,113

Total losses and expenses	41,335	903,618	165,579	(918)	1,109,614

Income before tax and joint ventures	479,638	618,498	(2,168)	(520,171)	575,797
Provision (credit) for income tax	(14,241)	162,731	(2,551)	88	146,027
Income from joint ventures, net of tax	—	64,109	—	—	64,109

Net income	$493,879	$519,876	$383	$(520,259)	$493,879

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$536,734 (1)	$520,348	$19,582	$(568,310)	$508,354
Net cash (used in) from investing activities:	(15,889)	74,631	(18,210)	16,110	56,642
Net cash used in financing activities:	(536,208)	(552,200)	—	552,200	(536,208)

Net (decrease) increase in Cash	$(15,363)	$42,779	$1,372	$—	$28,788

(1)	Includes dividends received from subsidiaries of $552,200.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2004
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$161,437 (1)	$543,228	$32,594	$(178,099)	$559,160
Net cash used in investing activities:	(6,860)	(379,806)	(25,342)	15,199	(396,809)
Net cash used in financing activities:	(157,229)	(162,900)	—	162,900	(157,229)

Net (decrease) increase in Cash	$(2,652)	$522	$7,252	$—	$5,122

(1)	Includes dividends received from subsidiaries of $162,900.
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2003
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$216,201 (1)	$655,771	$47,383	$(232,719)	$686,636
Net cash used in investing activities:	(19,185)	(402,837)	(48,542)	10,973	(459,591)
Net cash used in financing activities:	(178,970)	(221,746)	—	221,746	(178,970)

Net (decrease) increase in Cash	$18,046	$31,188	$(1,159)	$—	$48,075

(1)	Includes dividends received from subsidiaries of $232,023.
16.	Subsequent Events

On January 10, 2006, MGIC acquired Myers Internet, Inc., a provider of web-based point of sale solutions for mortgage originators and real estate agents. The Company does not believe that the acquisition will have a material impact on future results of operations or financial position of the Company.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of MGIC Investment Corporation:
We have completed integrated audits of MGIC Investment Corporation and Subsidiaries’ December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and 2004, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on MGIC Investment Corporation and Subsidiaries’ December 31, 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
March 8, 2006

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
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
     PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, has audited and issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Their report is included at the end of Item 8 of this Annual Report.
Changes in Internal Control during the Fourth Quarter
     There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     This information (other than on the executive officers) will be included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.
     The Company intends to disclose on its website any waivers and amendments to its Code of Business Conduct that are required to be disclosed under Item 5.05 of Form 8-K.
Item 11. Executive Compensation.
     This information will be included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders and, other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission, is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     This information, other than information regarding equity compensation plans required by Item 201 (d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, and is hereby incorporated by reference.
     The table below sets forth certain information, as of December 31, 2005, about options outstanding under the Company’s 1991 Stock Incentive Plan (the “1991 Plan”) and its 2002 Stock Incentive Plan (the “2002 Plan”). Other than under these plans, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement of the Company. The Company has no compensation plan under which its equity securities may be issued that has not been approved by shareholders. Share units issued under the Deferred Compensation Plan for Non-Employee Directors, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)	(b)	(c)
Weighted
		Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining Available
	to be Issued Upon	Outstanding	Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category Equity compensation plans approved by security holders	3,274,731	$54.19	4,988,341 *
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	3,274,731	$54.19	4,988,341 *

*	All of these shares are available under the 2002 Plan. The 2002 Plan provides that the number of shares available is increased by the number of shares that must be purchased at a purchase price of not less than fair market value as a condition to the award of restricted stock. The 2002 Plan limits the number of shares awarded as restricted stock or deliverable under restricted stock units to 5,900,000 shares, of which 4,915,510 shares remained available at December 31, 2005.

Item 13. Certain Relationships and Related Transactions.
     To the extent applicable, this information will be included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services.
     This information will be included in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.	Financial statements. The following financial statements are filed in Item 8 of this Annual Report on Form 10-K:
Report of independent registered public accounting firm
Consolidated statements of operations for each of the three years in the period ended December 31, 2005
Consolidated balance sheets at December 31, 2005 and 2004
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2005
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2005
Notes to consolidated financial statements
2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:
Report of independent registered public accounting firm on financial statement schedules
Schedules at and for the specified years in the three-year period ended December 31, 2005:
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2006.
MGIC INVESTMENT CORPORATION

By	/s/ Curt S. Culver

Curt S. Culver
Chairman of the Board and Chief
Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.
Name and Title

/s/ Curt S. Culver

Curt S. Culver
Chairman of the Board, Chief Executive
Officer and Director
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
/s/ Michael E. Lehman

Michael E. Lehman, Director
/s/ William A. McIntosh

William A. McIntosh, Director
/s/ Leslie M. Muma

Leslie M. Muma, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors
of MGIC Investment Corporation:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting, referred to in our report dated March 8, 2006 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
Chicago, Illinois
March 8, 2006

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2005

			Amount at
	Amortized	Fair	which shown in
Type of Investment	Cost	Value	the balance sheet
	(In thousands of dollars)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$336,658	$336,360	$336,360
States, municipalities and political subdivisions	4,630,856	4,751,791	4,751,791
Foreign governments	2,100	2,100	2,100
Public utilities	2,078	2,209	2,209
All other corporate bonds	201,399	200,482	200,482

Total fixed maturities	5,173,091	5,292,942	5,292,942
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	2,504	2,488	2,488

Total equity securities	2,504	2,488	2,488

Short-term investments	190,640	190,640	190,640

Total investments	$5,366,235	$5,486,070	$5,486,070

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2005 and 2004

	2005	2004
	(In thousands of dollars)
ASSETS
Investment portfolio, at fair value:
Fixed maturities	$2,570	$2,781
Cash and short-term investments	211	15,574

Total investment portfolio	2,781	18,355

Investment in subsidiaries, at equity in net assets	4,842,932	4,767,631
Accounts receivable — affiliates	951	274
Income taxes receivable — affiliates	276	1,060
Accrued investment income	20	62
Other assets	12,295	9,985

Total assets	$4,859,255	$4,797,367

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Short- and long-term debt	$685,124	$639,263
Other liabilities	9,076	14,465

Total liabilities	694,200	653,728

Shareholders’ equity (note B):
Common stock, $1 par value, shares authorized 300,000,000; shares issued 2005 — 122,549,285; 2004 — 122,324,295; outstanding 2005 — 88,046,430; 2004 — 96,260,864	122,549	122,324
Paid-in capital	280,052	270,450
Treasury stock (shares at cost, 2005 — 34,502,855; 2004 — 26,063,431)	(1,834,434)	(1,313,473)
Accumulated other comprehensive income, net of tax	77,499	123,383
Retained earnings	5,519,389	4,940,955

Total shareholders’ equity	4,165,055	4,143,639

Total liabilities and shareholders’ equity	$4,859,255	$4,797,367

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands of dollars)
Revenues:
Equity in undistributed net income of subsidiaries	$100,261	$416,385	$288,305
Dividends received from subsidiaries	552,200	162,900	232,023
Investment income, net	2,465	1,240	645
Realized investment gains, net	—	4	—

Total revenues	654,926	580,529	520,973

Expenses:
Operating expenses	278	272	228
Interest expense	41,091	41,124	41,107

Total expenses	41,369	41,396	41,335

Income before tax	613,557	539,133	479,638

Credit for income tax	(13,316)	(14,053)	(14,241)

Net income	626,873	553,186	493,879

Other comprehensive loss, net	(45,884)	(17,268)	(7,257)

Comprehensive income	$580,989	$535,918	$486,622

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$626,873	$553,186	$493,879
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(100,261)	(416,385)	(288,305)
Increase in accounts receivable — affiliates	(677)	(331)	—
Decrease (increase) in income taxes receivable	784	6,737	(4,723)
Decrease (increase) in accrued investment income	42	151	(206)
(Increase) decrease in other assets	(2,310)	(6,279)	2,637
Decrease in other liabilities	(5,389)	(7,170)	(6,031)
Other	17,672	31,528	18,950

Net cash provided by operating activities	536,734	161,437	216,201

Cash flows from investing activities:
Transactions with subsidiaries	(16,100)	(15,199)	(9,479)
Purchase of fixed maturities	—	(2,078)	(10,000)
Sale of fixed maturities	211	10,417	294

Net cash used in investing activities	(15,889)	(6,860)	(19,185)

Cash flows from financing activities:
Dividends paid to shareholders	(48,439)	(22,032)	(11,124)
Proceeds from issuance of long-term debt	297,732	—	—
Repayment of long-term debt	(300,000)	—	—
Net proceeds from (repayment of) short-term debt	42,833	37,804	(78,873)
Reissuance of treasury stock	1,234	2,633	305
Repurchase of common stock	(533,844)	(205,014)	(94,134)
Common stock issued	4,276	29,380	4,856

Net cash used in financing activities	(536,208)	(157,229)	(178,970)

Net (decrease) increase in cash and short-term investments	(15,363)	(2,652)	18,046
Cash and cash equivalents at beginning of year	15,574	18,226	180

Cash and cash equivalents at end of year	$211	$15,574	$18,226

See accompanying supplementary notes to Parent Company condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY
SUPPLEMENTARY NOTES
Note A
     The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
Note B
     The Company’s insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. As a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. The other insurance subsidiaries of the Company can pay $1.8 million of dividends without such regulatory approval.
     Certain of the Company’s non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company’s ability to pay dividends.
     In 2005, 2004 and 2003, the Company paid dividends of $48.4 million, $22.0 million and $11.1 million, respectively, or $0.525 per share in 2005, and $0.225 in 2004 and $0.1125 in 2003.

MGIC INVESTMENT CORPORATION
SCHEDULE IV — REINSURANCE
MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2005, 2004 and 2003

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
	(In thousands of dollars)
Year ended December 31,
2005	$1,364,598	$126,970	$1,064	$1,238,692	0.1%

2004	$1,445,321	$116,226	$333	$1,329,428	0.0%

2003	$1,484,249	$118,465	$227	$1,366,011	0.0%

INDEX TO EXHIBITS
[Item 15(a)3]

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended(1)

3.2	Amended and Restated Bylaws(2)

4.1	Article 6 of the Articles of Incorporation (included within Exhibit 3.1)

4.2	Amended and Restated Bylaws (included as Exhibit 3.2)

4.3	Rights Agreement, dated as of July 22, 1999, between MGIC Investment Corporation and Firstar Bank Milwaukee, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common shares(3)

4.3.1	First Amendment to Rights Agreement, dated as of October 28, 2002, between the Company and U.S. Bank National Association(4)

4.3.2	Second Amendment to Rights Agreement, dated as of October 28, 2002, between the Company and Wells Fargo Bank Minnesota, National Association (as successor Rights Agent to U.S. Bank National Association)(5)

4.3.3	Third Amendment to Rights Agreement, dated as of May 14, 2004, between the Company and Wells Fargo Bank Minnesota, National Association(6)

4.4	Indenture, dated as of October 15, 2000, between the Company and Bank One Trust Company, National Association, as Trustee(7) [The Company is a party to various other agreements with respect to its long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 602(b) (4) (iii) (A). The Company hereby agrees to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan(8)

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan(9)

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan(10)

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan(11)

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)(12)

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement(13)

Exhibit
Number	Description of Exhibit
10.3	MGIC Investment Corporation 1991 Stock Incentive Plan(14)

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended(15)

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.(16)

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan(17)

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan(18)

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan(19)

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan(20)

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan(21)

10.6	Executive Bonus Framework(22)

10.7	Supplemental Executive Retirement Plan(23)

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(24)

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(25)

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(26)

10.11	Form of Key Executive Employment and Severance Agreement.(27)

10.12	Form of Agreement Not to Compete(28)

10.13	Other Compensation Agreements with Executive Officers and Directors

10.14	Securities Purchase Agreement, dated as of June 15, 2005, by and among Meeting Street Partners II, Inc., Radian Guaranty, Inc. and Mortgage Guaranty Insurance Corporation (In accordance with Reg. S-K item 601(b)(2), Schedules 2.2, 2.6, 3.1(d) and 5.6 to such Agreement have been omitted.)(29)

10.15	Call Option Agreement, dated as of June 15, 2005, by and among Sherman Capital, L.L.C., Radian Guaranty, Inc. and Mortgage Guaranty Insurance Corporation.(30)

11	Statement re: computation of per share earnings

21	Direct and Indirect Subsidiaries and Joint Ventures(31)

23	Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description of Exhibit
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”).
     The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: the Company’s Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997, 1999, 2001, 2002, 2003 or 2004 (the “1993 10-K,” “1994 10-K,” “1997 10-K,” “1999 10-K,” “2001 10-K,” “2002 10-K,” “2003 10-K,” and “2004 10-K,” respectively); to the Company’s Quarterly Reports on Form 10-Q for the Quarters ended June 30, 1994 or 1998 or September 30, 2002 or 2004 (the “June 30, 1994 10-Q,” “June 30, 1998 10-Q,” “September 30, 2002 10-Q”and September 30, 2004 10-Q,” respectively); to the Company’s registration Statement Form 8-A filed July 27, 1999 (the “8-A”), as amended by Amendment No. 1 filed October 29, 2002 (the “8-A/A-No. 1”) and by Amendment No. 2 filed May 14, 2004 (the “8-A/A-No. 2”); to the Company’s Current Reports on Form 8-K dated October 17, 2000 (the “October 2000 8-K”), February 1, 2005 (the “February 2005 8-K), May 17, 2005 (the “May 2005 8-K), June 30, 2005 (the “June 2005 8-K”) and January 31, 2006 (the “January 2006 8-K”); or to the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

(1)	Exhibit 3 to the June 30, 1998 10-Q.

(2)	Exhibit 3 to the January 2006 8-K.

(3)	Exhibit 4.1 to the 8-A.

(4)	Exhibit 4.2 to the 8-A/A-No. 1.

(5)	Exhibit 4.3 to the 8-A/A-No. 1.

(6)	Exhibit 4.4 to the 8-A/A-No. 2.

(7)	Exhibit 4.1 to the October 2000 8-K.

(8)	Exhibit 10.1 to the 2002 10-K.

(9)	Exhibit 10.1.1 to the 2002 10-K.

(10)	Exhibit 10.2 to the 2002 10-K.

(11)	Exhibit 10.2.1 to the 2002 10-K.

(12)	Exhibit 10.2.4 to the 2004 10-K.

(13)	Exhibit 10.2.5 to the 2004 10-K.

(14)	Exhibit 10.7 to the 1999 10-K.

(15)	Exhibit B to the 2005 Proxy Statement.

(16)	Exhibit 10.9 to the 1999 10-K.

(17)	Exhibit 10.4.1 to the 2001 10-K.

(18)	Exhibit 10.4.2 to the 2001 10-K.

(19)	Exhibit 10.10 to the 1999 10-K.

(20)	Exhibit 10.5.1 to the 2001 10-K.

(21)	Exhibit 10.5.2 to the 2001 10-K.

(22)	Exhibit 1 to the May 2005 8-K.

(23)	Exhibit 10.7 to the 2003 10-K.

(24)	Exhibit 10 to the September 30, 2002 10-Q.

(25)	Exhibit 10.24 to the 1993 10-K.

(26)	Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

(27)	Exhibit 10.17 to the 1999 10-K.

(28)	Exhibit 10.3 to the February 2005 8-K.

(29)	Exhibit 2.1 to the June 2005 8-K.

(30)	Exhibit 2.2 to the June 2005 8-K.

(31)	Exhibit 21 to the 2003 10-K.
Supplementary List of the Exhibits which relate to management contracts or compensatory plans or arrangements:

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002

Stock Incentive Plan

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan

10.6	Executive Bonus Framework

10.7	Supplemental Executive Retirement Framework

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.11	Form of Key Executive Employment and Severance Agreement

10.12	Form of Agreement Not to Compete

10.13	Other Compensation Agreements with Executive Officers and Directors