Form 10-Q
period 2006-03-31
MGIC INVESTMENT CORP
filed 2006-05-10
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2006

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES☐	NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	04/30/06	87,433,075

MGIC INVESTMENT CORPORATION

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005	3

Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2006 and 2005 (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	37-38

PART II. OTHER INFORMATION

Item 1A. Risk Factors	39-40

Item 2. Unregistered Sale of Equity Securities & Use of Proceeds	40-41

Item 6. Exhibits	41

SIGNATURES	42

INDEX TO EXHIBITS
Statement of Computation of Net Income
CERTIFICATION-SECTION 302 - CEO
CERTIFICATION-SECTION 302 - CFO
CERTIFICATION-SECTION 906 - CEO/CFO
RISK FACTORS-ANNUAL REPORT ON FORM 10-K

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 (Unaudited) and December 31, 2005

	March 31,	December 31,
	2006	2005
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities	$5,234,591	$5,292,942
Equity securities	2,489	2,488

Total investment portfolio	5,237,080	5,295,430

Cash and cash equivalents	206,595	195,256
Accrued investment income	66,265	66,369
Reinsurance recoverable on loss reserves	14,039	14,787
Prepaid reinsurance premiums	9,110	9,608
Premiums receivable	92,784	91,547
Home office and equipment, net	32,579	32,666
Deferred insurance policy acquisition costs	16,934	18,416
Investments in joint ventures	472,207	481,778
Other assets	176,625	151,712

Total assets	$6,324,218	$6,357,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,103,557	$1,124,454
Unearned premiums	160,130	159,823
Short- and long-term debt (note 2)	597,674	685,163
Income taxes payable	114,878	62,006
Other liabilities	152,453	161,068

Total liabilities	2,128,692	2,192,514

Contingencies (note 3)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 3/31/06 - 122,766,397 12/31/05 - 122,549,285; shares outstanding, 3/31/06 - 87,266,998 12/31/05 - 88,046,430	122,766	122,549
Paid-in capital	273,840	280,052
Treasury stock (shares at cost, 3/31/06 - 35,499,399 12/31/05 - 34,502,855)	(1,907,942)	(1,834,434)
Accumulated other comprehensive income, net of tax (note 5)	45,975	77,499
Retained earnings	5,660,887	5,519,389

Total shareholders’ equity	4,195,526	4,165,055

Total liabilities and shareholders’ equity	$6,324,218	$6,357,569

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$333,576	$342,287
Assumed	397	202
Ceded	(33,501)	(30,250)

Net premiums written	300,472	312,239
(Increase) decrease in unearned premiums, net	(805)	3,840

Net premiums earned	299,667	316,079
Investment income, net of expenses	57,964	57,003
Realized investment gains, net	87	1,565
Other revenue	11,314	10,261

Total revenues	369,032	384,908

Losses and expenses:
Losses incurred, net	114,885	98,866
Underwriting and other expenses, net	74,265	67,895
Interest expense	9,315	10,722

Total losses and expenses	198,465	177,483

Income before tax and joint ventures	170,567	207,425
Provision for income tax	46,166	59,660
Income from joint ventures, net of tax	39,052	34,248

Net income	$163,453	$182,013

Earnings per share (note 4):
Basic	$1.89	$1.91

Diluted	$1.87	$1.90

Weighted average common shares outstanding — diluted (shares in thousands, note 4)	87,227	95,784

Dividends per share	$0.2500	$0.0750

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$163,453	$182,013
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	3,521	5,632
Increase in deferred insurance policy acquisition costs	(2,039)	(4,581)
Depreciation and amortization	6,854	4,519
Decrease in accrued investment income	104	3,295
Decrease in reinsurance recoverable on loss reserves	748	1,069
Decrease in prepaid reinsurance premiums	498	492
(Increase) decrease in premium receivable	(1,237)	7,911
Decrease in loss reserves	(20,897)	(51,494)
Increase (decrease) in unearned premiums	307	(4,332)
Increase in income taxes payable	50,006	44,834
Equity earnings in joint ventures	(57,251)	(49,872)
Distributions from joint ventures	67,862	60,375
Other	(10,796)	36,503

Net cash provided by operating activities	201,133	236,364

Cash flows from investing activities:
Purchase of fixed maturities	(386,062)	(289,505)
Additional investment in joint ventures	(984)	(1,760)
Sale of equity securities		616
Proceeds from sale of fixed maturities	350,525	85,089
Proceeds from maturity of fixed maturities	40,125	49,372

Net cash provided by (used in) investing activities	3,604	(156,188)

Cash flows from financing activities:
Dividends paid to shareholders	(21,954)	(7,201)
Net (repayment of) proceeds from short-term debt	(89,583)	14,947
Reissuance of treasury stock	1,275	570
Repurchase of common stock	(91,534)	(68,567)
Common stock issued	5,532	703
Excess tax benefits from share-based payment arrangements	2,866	—

Net cash used in financing activities	(193,398)	(59,548)

Net increase in cash and cash equivalents	11,339	20,628
Cash and cash equivalents at beginning of period	195,256	166,468

Cash and cash equivalents at end of period	$206,595	$187,096

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Note 1 — Basis of presentation and summary of certain significant accounting policies
     The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the “Company”) and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for that year.
     The accompanying consolidated financial statements have not been audited by independent auditors in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.
New Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the provisions of SFAS 155 and believes that adoption will not have a material effect on its financial position or results of operations.
     In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The FASB has reopened deliberations to consider comments that were received regarding the Exposure Draft. At this time, the FASB has decided that the final interpretation would apply to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. When evaluating a tax position for recognition and measurement, an entity should presume that a taxing authority will examine a tax position. The interpretation will most probably adopt a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a best estimate measurement attribute. It is expected to be finalized during the second quarter of 2006, with an effective date as of the start of the first annual period beginning after December 31, 2006. The Company will continue to evaluate the impact, if any, this proposed Interpretation would have on the Company’s results of operations and financial position.
Reclassifications
     Certain reclassifications have been made in the accompanying financial statements to 2005 amounts to conform to 2006 presentation.
Note 2 — Short- and long-term debt
     The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At March 31, 2006 and 2005, the Company had $100.0 and $155.5 million in commercial paper outstanding with a weighted average interest rate of 4.74% and 2.85%, respectively.
     In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was due to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At March 31, 2006, these requirements were met. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $200.0 million and $144.5 million at March 31, 2006 and 2005, respectively.
     The Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007 outstanding at March 31, 2006. At March 31, 2005 the Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% senior Notes due in March 2007. In October 2005 the Company issued, in a public offering, $300 million, 5.375% Senior Notes due in 2015. Interest on the Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2006. The Senior Notes were rated “A-1” by Moody’s, “A” by S&P and “A+” by Fitch. The Company utilized the proceeds from the sale of these Senior Notes, together with available cash, to repay the $300 million, 7.5% Senior Notes that came due October 17, 2005. At March 31, 2006 and 2005, the market value of the outstanding debt was $588.4million and $667.3 million, respectively.
     Interest payments on all long-term and short-term debt were $8.3 million and $8.6 million for the three months ended March 31, 2006 and 2005, respectively.
     During the first quarter of 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with the committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, the Company paid a fixed rate of 5.07% and received a variable interest rate based on the London Inter Bank Offering Rate (“LIBOR”). The swap had an expiration date coinciding with the maturity of the credit facility and was designated as a cash flow hedge. At March 31, 2006 the Company has no interest rate swaps outstanding.
     Expense (income) on the interest rate swaps for the three months ended March 31, 2006 and 2005 of approximately ($0.1) million and $0.5 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
Note 3 — Litigation and contingencies
     The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.
     Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. There can be no assurance that MGIC will not be subject to litigation under RESPA or FCRA or that the outcome of any such litigation would not have a material adverse effect on the Company. In August 2005, the United States Court of Appeals for the Ninth Circuit decided a case under FCRA to which the Company was not a party that may make it more likely that the Company will be subject to future litigation regarding when notices to borrowers are required by FCRA.
     In June 2005, in response to a letter from the New York Insurance Department (“NYID”), the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the NYID requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the NYID that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MDC”), which regulates insurance, the Company provided the MDC with information about captive mortgage reinsurance and certain other matters. Insurance departments or other officials in other states may also seek information about or investigate captive mortgage reinsurance.
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
     Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the three months ended March 31, 2006 and 2005.
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

	Three Months Ended
	March 31,
	2006	2005
Weighted-average shares — Basic	86,577	95,265
Common stock equivalents	650	519

Weighted-average shares — Diluted	87,227	95,784

Note 5 — Comprehensive income
     The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands of dollars)
Net income	$163,453	$182,013
Other comprehensive income (loss)	(31,523)	(56,692)

Total comprehensive income	$131,930	$125,321

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains and losses	$777	$711
Amortization of deferred losses on derivatives	—	203
Change in unrealized gains and losses on investments	(32,336)	(58,356)
Other	36	750

Other comprehensive income (loss)	$(31,523)	$(56,692)

Other	36	750

Other comprehensive income (loss)	$(31,523)	$(56,692)

     At March 31, 2006, accumulated other comprehensive income of $46.0 million included $45.6 million of net unrealized gains on investments and $0.4 million relating to the accumulated other comprehensive gain of the Company’s joint venture investment, all net of tax. At December 31, 2005, accumulated other comprehensive income of $77.5 million included $77.9 million of net unrealized gains on investments, ($0.8) million relating to derivative financial instruments and $0.4 million relating to the accumulated other comprehensive loss of the Company’s joint venture investment.
Note 6 — Benefit Plans
     The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended
	March 31,
			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(In thousands of dollars)
Service cost	$2,364	$2,210	$898	$919
Interest cost	2,627	2,371	1,024	984
Expected return on plan assets	(3,709)	(3,355)	(649)	(560)
Recognized net actuarial loss (gain)	98	—	111	127
Amortization of transition obligation	—	—	71	71
Amortization of prior service cost	216	185	—	—

Net periodic benefit cost	$1,596	$1,411	$1,455	$1,541

     The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $10.3 million and $4.6 million, respectively, to its pension and postretirement plans in 2006. As of March 31, 2006, no contributions have been made.
Note 7 — Share-based compensation plans
     The Company has certain share-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” under the modified prospective method, accordingly prior period amounts have not been restated. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be measured based on the fair value of the equity or liability instrument issued and be recognized in the financial statements of the company. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value recognition provisions of SFAS No. 123 were voluntarily adopted by the Company in 2003 prospectively to all employee awards granted or modified on or after January 1, 2003. The adoption of SFAS No. 123R and SFAS No. 123 did not have a material effect on the Company’s results of operations or its financial position. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under the Company’s plans generally vest over periods ranging from one to five years.
     The cost related to stock-based employee compensation included in the determination of net income for 2005 was less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards for the three months ended March 31, 2005.

Three Months Ended
March 31,
2005
(in thousands of dollars,
except per share data)
Net income, as reported	$182,013

Add stock-based employee compensation expense included in reported net income, net of tax	2,522

Deduct stock-based employee compensation expense determined under fair value method for all awards, net of tax	(3,622)

Pro forma net income	$180,913

Earnings per share:
Basic, as reported	$1.91

Basic, pro forma	$1.90

Diluted, as reported	$1.90

Diluted, pro-forma	$1.89

     The compensation cost that has been charged against income for the share-based plans was $7.9 million and $3.9 million for the three months ended March 31, 2006 and 2005, respectively. The related income tax benefit recognized for the share-based compensation plans was $2.8 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.
     The Company has stock incentive plans that were adopted in 1991 and 2002. When the 2002 plan was adopted, no further awards could be made under the 1991 plan. The maximum number of shares covered by awards under the 2002 plan is the total of 7.1 million shares plus the number of shares that must be purchased at a purchase price of not less than the fair market value of the shares as a condition to the award of restricted stock under the 2002 plan. The maximum number of shares of restricted stock that can be awarded under the 2002 plan is 5.9 million shares. Both plans provide for the award of stock options with maximum terms of 10 years and for the grant of restricted stock or restricted stock units, and the 2002 plan also provides for the grant of stock appreciation rights. The exercise price of options is the closing price of the common stock on the New York Stock Exchange on the date of grant. The vesting provisions of options and restricted stock are determined at the time of grant. New shares are issued when stock option grants under the 1991 plan are exercised. Treasury shares are used for awards under the 2002 plan. Directors may receive awards under the 2002 plan and were eligible for awards of restricted stock under the 1991 plan.
     A summary of option activity in the stock incentive plans during 2006 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option
Outstanding, December 31, 2005	$54.19	3,274,731

Granted	—	—
Exercised	39.20	(238,437)
Forfeited or expired	54.80	(13,930)

Outstanding, March 31, 2006	$55.37	3,022,364

     During the three months ended March 31, 2006, the total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $6.4 million, the total amount of cash received from exercise of options was $6.7 million and the related net tax benefit realized from the exercise of those stock options was $2.2 million.
     The following is a summary of stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
Exercise		Remaining	Average		Remaining	Average
Price		Average	Exercise		Average	Exercise
Range	Shares	Life (years)	Price	Shares	Life (years)	Price
$33.81 - 47.31	1,319,214	4.5	$44.18	785,224	4.2	$43.80

$53.70 - 68.63	1,703,150	6.0	$64.03	1,225,250	5.6	$62.90

Total	3,022,364	5.4	$55.37	2,010,474	5.0	$55.44

     The aggregate intrinsic value of options outstanding at March 31, 2006 was $34 million. The aggregate intrinsic value of options exercisable was $22.5 million. The aggregate intrinsic value represents the total pretax intrinsic value based on the Company’s closing stock price of $66.63 as of March 31, 2006 which would have been received by the option holders had all option holders exercised their options on that date.
     A summary of restricted stock or restricted stock units during 2006 is as follows:

	Weighted
	Average
	Grant Date
	Fair Market
	Value	Shares
Restricted stock outstanding at December 31, 2005	$60.50	898,671

Granted	64.66	564,350
Vested	56.87	(262,982)
Forfeited	61.53	(6,069)

Restricted stock outstanding at March 31, 2006	$63.26	1,193,970

     At March 31, 2006, 4,522,068 shares were available for future grant under the 2002 stock incentive plan. Of the shares available for future grant, 4,441,158 are available for restricted stock awards.
     As of March 31, 2006, there was $81.5 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares vested during the three months ended March 31, 2006 was $17.1 million.
     For purposes of determining the pro forma net income disclosure in Note 1, the fair value of options granted was estimated at grant date using the binomial option pricing model for the 2004 options and the Black-Scholes model for the 2003 and prior options with the following weighted average assumptions for each year:

	Grants Issued in Year Ended December 31,
	2004		2003
Risk free interest rate		3.27%		2.91%
Expected life	5.50	years	4.87	years
Expected volatility		30.20%		29.40%
Expected dividend yield		0.25%		0.25%
Fair value of each option		$21.68		$13.12
Note 8 — Condensed consolidating financial statements
     The following condensed financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, and statement of cash flows for MGIC Investment Corporation (“Parent Company”), which represents the Company’s investments in all of its subsidiaries under the equity method, Mortgage Guaranty Insurance Corporation and Subsidiaries (“MGIC Consolidated”), and all other subsidiaries of the Company (“Other”) on a combined basis. The eliminations column represents entries eliminating investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.
Condensed Consolidating Balance Sheets
At March 31, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$2,526	$4,970,161	$264,393	$—	$5,237,080
Cash and cash equivalents	3,434	196,187	6,974	—	206,595
Reinsurance recoverable on loss reserves	—	75,188	32	(61,181)	14,039
Prepaid reinsurance premiums	—	18,377	4	(9,271)	9,110
Deferred insurance policy acquisition costs	—	16,934	—	—	16,934
Investments in subsidiaries/joint ventures	4,776,624	472,207	—	(4,776,624)	472,207
Other assets	18,871	381,768	26,104	(58,490)	368,253

Total assets	$4,801,455	$6,130,822	$297,507	$(4,905,566)	$6,324,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,103,557	$61,181	$(61,181)	$1,103,557
Unearned premiums	—	160,130	9,271	(9,271)	160,130
Short- and long-term debt	597,635	9,364	—	(9,325)	597,674
Other liabilities	8,294	276,285	18,147	(35,395)	267,331

Total liabilities	605,929	1,549,336	88,599	(115,172)	2,128,692

Total shareholders’ equity	4,195,526	4,581,486	208,908	(4,790,394)	4,195,526

Total liabilities and shareholders’ equity	$4,801,455	$6,130,822	$297,507	$(4,905,566)	$6,324,218

Condensed Consolidating Balance Sheets
At December 31, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$2,570	$5,047,475	$245,385	$—	$5,295,430
Cash	211	176,370	18,675	—	195,256
Reinsurance recoverable on loss reserves	—	78,097	36	(63,346)	14,787
Prepaid reinsurance premiums	—	17,521	3	(7,916)	9,608
Deferred insurance policy acquisition costs	—	18,416	—	—	18,416
Investments in subsidiaries/joint ventures	4,842,932	481,778	—	(4,842,932)	481,778
Other assets	13,542	356,624	28,274	(56,146)	342,294

Total assets	$4,859,255	$6,176,281	$292,373	$(4,970,340)	$6,357,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,124,454	$63,346	$(63,346)	$1,124,454
Unearned premiums	—	159,823	7,916	(7,916)	159,823
Short- and long-term debt	685,124	9,364	—	(9,325)	685,163
Other liabilities	9,076	232,109	13,435	(31,546)	223,074

Total liabilities	694,200	1,525,750	84,697	(112,133)	2,192,514

Total shareholders’ equity	4,165,055	4,650,531	207,676	(4,858,207)	4,165,055

Total liabilities and shareholders’ equity	$4,859,255	$6,176,281	$292,373	$(4,970,340)	$6,357,569

Condensed Consolidating Statements of Operations
Three months ended March 31, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$282,653	$17,841	$(22)	$300,472

Net premiums earned	—	283,202	16,487	(22)	299,667

Equity in undistributed net income of subsidiaries	(35,515)	—	—	35,515	—
Dividends received from subsidiaries	205,000			(205,000)	—
Investment income, net of expenses	99	55,072	2,793	—	57,964
Realized investment gains, net	—	57	30	—	87
Other revenue	—	2,665	8,649	—	11,314

Total revenues	169,584	340,996	27,959	(169,507)	369,032

Losses and expenses:
Losses incurred, net	—	110,599	4,286	—	114,885
Underwriting and other expenses	64	54,108	20,126	(33)	74,265
Interest expense	9,315	—	—	—	9,315

Total losses and expenses	9,379	164,707	24,412	(33)	198,465

Income before tax and joint ventures	160,205	176,289	3,547	(169,474)	170,567
Provision (credit) for income tax	(3,248)	48,738	659	17	46,166
Income from joint ventures, net of tax	—	39,052	—	—	39,052

Net income	$163,453	$166,603	$2,888	$(169,491)	$163,453

Condensed Consolidating Statements of Operations
Three months ended March 31, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$295,405	$16,902	$(68)	$312,239

Net premiums earned	—	299,057	17,090	(68)	316,079

Equity in undistributed net income of subsidiaries	144,562	—	—	(144,562)	—
Dividends received from subsidiaries	44,300			(44,300)	—
Investment income, net of expenses	250	54,605	2,354	(206)	57,003
Realized investment gains, net	—	1,549	16	—	1,565
Other revenue	—	511	9,750	—	10,261

Total revenues	189,112	355,722	29,210	(189,136)	384,908

Losses and expenses:
Losses incurred, net	—	94,529	4,337	—	98,866
Underwriting and other expenses	68	49,301	18,605	(79)	67,895
Interest expense	10,719	210	—	(207)	10,722

Total losses and expenses	10,787	144,040	22,942	(286)	177,483

Income before tax and joint ventures	178,325	211,682	6,268	(188,850)	207,425
Provision (credit) for income tax	(3,688)	61,827	1,518	3	59,660
Income from joint ventures, net of tax	—	34,248	—	—	34,248

Net income	$182,013	$184,103	$4,750	$(188,853)	$182,013

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2006
(in thousands of dollars)

	Parent		MGIC
	Company		Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$199,443	(1)	$196,541	$10,149	$(205,000)	$201,133
Net cash from (used in) investing activities:	44		25,410	(21,850)	—	3,604
Net cash used in financing activities:	(196,264)		(202,134)	—	205,000	(193,398)

Net increase (decrease) in Cash	$3,223		$19,817	$(11,701)	$—	$11,339

(1)	Includes dividends received from subsidiaries of $205,000.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$44,074 (1)	$228,281	$8,309	$(44,300)	$236,364
Net cash from (used in) investing activities:	61	(147,756)	(8,493)	—	(156,188)
Net cash used in financing activities:	(59,548)	(44,300)	—	44,300	(59,548)

Net (decrease) increase in Cash	$(15,413)	$36,225	$(184)	$—	$20,628

(1)	Includes dividends received from subsidiaries of $44,300.

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
     Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained under “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:
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
     C-BASS: C-BASS is primarily an investor in the credit risk of credit-sensitive single-family residential mortgages. It finances these activities through borrowings included on its balance sheet and by securitization activities generally conducted through off-balance sheet entities. C-BASS generally retains the first-loss and other subordinate securities created in the securitization. The mortgage loans owned by C-BASS and underlying C-BASS’s mortgage securities investments are generally serviced by Litton Loan Servicing LP, a subsidiary of C-BASS (“Litton”). Litton’s servicing operations primarily support C-BASS’s investment in credit risk, and investments made by funds managed or co-managed by C-BASS, rather than generating fees for servicing loans owned by third-parties.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), an amendment to SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 156 provides standards for the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. It is effective for fiscal years beginning after September 15, 2006. C-BASS is currently evaluating the effect, if any, the new standard will have on its results of operations or financial position.
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

•	Credit card interest and fees, along with the coincident provision for losses for uncollectible amounts.

•	Costs of collection, which include servicing fees paid to third parties to collect receivables.
2006 First quarter Results
     The Company’s results of operations in the first quarter of 2006 were principally affected by:
•	Losses incurred
     Losses incurred for the first quarter of 2006 increased compared to the same period in 2005 primarily due to an increase in the estimates regarding how many delinquencies will eventually result in a claim and how much will be paid on claims when compared to the same period in 2005.
•	Premiums written and earned

     During the first quarter of 2006, the Company’s written and earned premiums were lower than in the first quarter of 2005 due to a decline in the average insurance in force.
•	Underwriting expenses
Underwriting expenses increased in the first quarter of 2006 compared to the first quarter of 2005 primarily due to additional amounts related to Myers Internet (acquired in January 2006) and equity based compensation.
•	Investment income
     Investment income in the first quarter of 2006 was higher than in the first quarter of 2005 due to a slight increase in the pre-tax yield.
•	Income from joint ventures
     Income from joint ventures increased in the first quarter of 2006 compared to the same period in 2005 due to higher income from each of C-BASS and Sherman.
     The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

RESULTS OF CONSOLIDATED OPERATIONS
     As discussed under “Forward Looking Statements and Risk Factors” below, actual results may differ materially from the results contemplated by forward looking statements. The Company is not undertaking any obligation to update any forward looking statements it may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements were made.
NIW
     The amount of MGIC’s NIW (this term is defined in the “Overview-Business and General Environment” section) during the three months ended March 31, 2006 and 2005 was as follows:

	Three months ended
	March 31,
	2006	2005
	($ billions)
Flow	$7.9	$8.9
Bulk	2.1	2.5

Total NIW	$10.0	$11.4

Refinance volume as a % of primary flow NIW	28%	33%
     NIW on a flow basis for the first quarter of 2006 was less than the volume during the first quarter of 2005. The decrease in NIW on a flow basis for the first three months of 2006 was primarily the result of a decrease in refinance volume. Refinance volume in turn is driven by changes in interest rates as discussed with respect to cancellations below. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below.
Cancellations and insurance in force
     NIW and cancellations of primary insurance in force during the three months ended March 31, 2006 and 2005 were as follows:

	Three months ended
	March 31,
	2006	2005
	($ billions)
NIW	$10.0	$11.4
Cancellations	(13.1)	(16.4)

Change in primary insurance in force	$(3.1)	$(5.0)

     Direct primary insurance in force was $166.9 billion at March 31, 2006 compared to $170.0 billion at December 31, 2005 and $172.1 billion at March 31, 2005.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) was 62.0% at March 31, 2006, an increase from 61.3% at December 31, 2005 and 59.7% at March 31, 2005. The Company expects modest improvement in the persistency rate for the remainder of 2006, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late April 2006.
Bulk transactions
     NIW for bulk transactions decreased from $2.5 billion during the first quarter of 2005 to $2.1 billion in the first quarter of 2006.
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
Pool insurance

     In addition to providing primary insurance coverage, the Company also insures pools of mortgage loans. New pool risk written during the three months ended March 31, 2006 and 2005 was $68 million and $48 million, respectively. The Company’s direct pool risk in force was $3.0 billion, $2.9 billion and $3.1 billion at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and those without such limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. Under this model, at March 31, 2006 and 2005, for $4.8 billion and $5.1 billion, respectively, of risk without such limits risk in force was calculated at $470 million and $438 million, respectively. New risk written under this model, for the three months ended March 31, 2006 and 2005, was $1 million and $20 million, respectively.
Net premiums written and earned
     Net premiums written and earned during the first quarter of 2006 decreased due to a decline in the average insurance in force, when compared to the same period in 2005. The Company expects the average insurance in force during the remainder of 2006 will be slightly lower than during the comparable period in 2005. As a result, the Company anticipates that net premiums written and earned for 2006 will be lower than in 2005.
Risk sharing arrangements
     For the quarter ended December 31, 2005, approximately 49.0% of the Company’s new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 47.0% for the quarter ended March 31, 2005. The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
     In 2005, to reduce exposure to certain geographical areas and categories of risk, including Alt A loans (loans with reduced levels of borrower disclosure or verification of borrower disclosure), the Company entered into two separate excess of loss reinsurance agreements under which it ceded approximately $85.5 million of risk in force in the aggregate to two special purpose reinsurance companies (the “SPRs”). The SPRs are not affiliated with the Company and were formed solely to enter into the reinsurance arrangements. The SPRs obtained their capital from institutional investors by issuance of various classes of notes the return on which is linked to the performance of the reinsured portfolio. The SPRs invested the proceeds of the notes in high quality short-term investments. Income earned on those investments and reinsurance premiums paid by the Company are applied to pay interest on the notes as well as expenses of the SPRs. The investments will be liquidated to pay reinsured loss amounts to the Company. Proceeds not required to pay reinsured losses will be applied to pay principal on the notes. Premiums ceded under this agreement have not been material and are included in “ceded premiums.” The Company may enter into similar transactions in the future.
Investment income
     Investment income for the first quarter of 2006 increased due to a slight increase in the average investment yield. The portfolio’s average pre-tax investment yield was 4.35% at March 31, 2006 and 4.27% at March 31, 2005. The portfolio’s average after-tax investment yield was 3.87% at March 31, 2006 and 3.79% at March 31, 2005. The Company’s net realized gains in the first quarter of 2006 were immaterial. The Company’s net realized gains in the first quarter of 2005 resulted primarily from the sale of fixed maturities.
Other revenue
     The increase in other revenue is primarily the result of additional revenue from the operation of Myers Internet offset by somewhat lower revenues from other non-insurance operations.
Losses
     As discussed in “Critical Accounting Policies” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, consistent with industry practices, loss reserves for future claims are established only for loans that are currently delinquent. (The terms “delinquent” and “default” are used interchangeably by the Company and are defined as an insured loan with a mortgage payment that is 45 days or more past due.) Loss reserves are established by management’s estimating the number of loans in the Company’s inventory of delinquent loans that will not cure their delinquency (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that the Company will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that the Company will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets.
     Net losses incurred increased in the first quarter of 2006 compared to the same period in 2005 due to an increase in the estimates regarding how many delinquencies will eventually result in a claim during the first quarter of 2006 when compared to the same period in 2005 along with a higher estimate of the amount of the ultimate future payment per claim. The average primary claim paid for the three months ended March 31, 2006 was $26,857 compared to $26,094 for the same period in 2005.
     The Company anticipates that losses incurred in the second quarter of 2006 will be above the level in the first quarter of 2006.
     Information about the composition of the primary insurance default inventory at March 31, 2006, December 31, 2005 and March 31, 2005 appears in the table below.

	March 31,	December 31,	March 31,
	2006	2005	2005
Total loans delinquent	76,362	85,788	78,234
Percentage of loans delinquent (default rate)	6.00%	6.58%	5.71%

Flow loans delinquent	41,022	47,051	41,469
Percentage of flow loans delinquent (default rate)	4.00%	4.52%	3.77%

Bulk loans delinquent	35,340	38,737	36,765
Percentage of bulk loans delinquent (default rate)	14.31%	14.72%	13.59%

A-minus and subprime credit loans delinquent*	33,085	36,485	32,545
Percentage of A-minus and subprime credit loans delinquent (default rate)	17.32%	18.30%	15.66%

*	A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.
     The pool notice inventory decreased from 23,772 at December 31, 2005 to 21,127 at March 31, 2006; the pool notice inventory was 23,568 at March 31, 2005.
     At March 31, 2006, the Company estimates that the default inventory included 3,100 mortgages on properties in areas within Alabama, Florida, Louisiana, Mississippi and Texas that have been declared eligible for individual and public assistance by the Federal Emergency Management Agency as a result of Hurricanes Katrina, Rita and Wilma. For additional information on the potential effect of these hurricanes, see “Deterioration in the domestic economy or changes in the mix of business may result in more homeowners defaulting and the Company’s losses increasing” under “Risk Factors”, included in the Company’s Form 10-K, filed for the year ended December 31, 2005.

Information about net losses paid in 2006 and 2005 appears in the table below.

	Three months ended
	March 31,
Net paid claims ($ millions)	2006	2005
Flow	$62	$71
Bulk	53	58
Other	20	20

	$135	$149

     As of March 31, 2006, 79% of the Company’s primary insurance in force was written subsequent to December 31, 2002. On the Company’s flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). On the Company’s bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on the Company’s flow business.
Underwriting and other expenses
     Underwriting and other expenses in the first quarter of 2006 were more than the same period in 2005. The increase was primarily due to additional expenses from Myers Internet and equity based compensation.
Consolidated ratios
     The table below presents the Company’s consolidated loss, expense and combined ratios for the periods indicated.

	Three months ended
	March 31,
	2006	2005
Consolidated Insurance Operations:
Loss ratio	38.3%	31.3%
Expense ratio	17.5%	15.9%

Combined ratio	55.8%	47.2%

     The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio (expressed as a percentage) is the ratio of underwriting expenses to net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Income taxes
     The effective tax rate was 27.1% in the first quarter of 2006, compared to 28.8% in the first quarter of 2005. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax preferenced investments. Tax preferenced investments of the Company include tax-exempt municipal bonds, interests in mortgage related securities with flow through characteristics and investments in real estate ventures which generate low income housing credits. The lower effective tax rate in 2006 resulted from a higher percentage of total income before tax being generated from tax preferenced investments, which resulted from lower levels of underwriting income.
Joint ventures
     The Company’s equity in the earnings from the C-BASS and Sherman joint ventures with Radian Group Inc. (“Radian”) and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on the Company’s consolidated statement of operations. The increase in income from joint ventures from the first quarter of 2005 to the first quarter of 2006 is primarily the result of increased equity earnings from each of Sherman and C-BASS.
C-BASS
     Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.

Summary Balance Sheet:
	March 31,	December 31,
	2006	2005
	($ millions)
Assets
Whole loans	$1,876	$4,638
Securities	1,790	2,054
Servicing	505	468
Other	533	534

Total Assets	$4,704	$7,694

Total Liabilities	$3,889	$6,931

Debt*	3,305	6,434

Owners’ Equity	815	763

*	Most of which is scheduled to mature within one year or less.

     The amounts of Total Assets, Whole loans and Debt each decreased during the first quarter of 2006 primarily as a result of the securitization of whole loans acquired in the fourth quarter of 2005.

Summary Income Statement
	Three months ended
	March 31,
	2006	2005
Portfolio	$77.5	$66.8
Servicing	76.7	60.2
Money management	6.7	7.9
Transaction	10.3	12.4

Total revenue	171.2	147.3

Total expense	105.7	86.7

Income before tax	$65.5	$60.6

Company’s share of pretax income	$30.1	$28.0

     See “Overview—Business and General Environment—Income from Joint Ventures—C-BASS” for a description of the components of the revenue lines.
     The increased contribution for the first quarter of 2006, compared to the same period in 2005, was primarily due to increased net interest income and servicing revenue. Higher net interest income was the result of a higher average investment portfolio and higher earnings on trust deposits for securities serviced by Litton. The increased servicing revenue was due primarily to Litton’s higher average servicing portfolio.
     The Company’s investment in C-BASS on an equity basis at March 31, 2006 was $385.5 million. The Company received $7.3 million in distributions from C-BASS during the first quarter of 2006.
Sherman
     Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.

Summary Balance Sheet:
	March 31,	December 31,
	2006	2005
	($ millions)
Total Assets	$1,007	$979

Total Liabilities	864	743

Debt	757	597

Members’ Equity	143	236
     In March 2005, Sherman acquired the holding company for Credit One Bank (“Credit One”), formerly known as First National Bank of Marin, for a payment of cash and subordinated notes. Credit One originates and services subprime credit cards. During 2006, the changes in debt and members equity were primarily related to a capital distribution paid in the first quarter. The Company’s investment in Sherman on an equity basis at March 31, 2006 was $47.2 million. The Company received $60.5 million in distributions in the first quarter of 2006.

Summary Income Statement
	Three months ended
	March 31,
	2006	2005
	($ millions)
Revenues from receivable portfolios	$281.3	$201.4
Portfolio amortization	101.2	69.5

Revenues, net of amortization	180.1	131.9

Credit card interest income and fees	73.4	5.6
Other revenue	7.0	12.2

Total revenues	260.5	149.7

Expenses	178.6	93.8

Income before tax	$81.9	$55.9

Company’s share of pretax income	$28.3	$23.2

The increased contribution from Sherman for the first quarter of 2006, compared to the same period in 2005, was primarily due to increased net revenue from portfolios owned and a complete quarter of operations of Credit One.
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
Financial Condition
     The Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007 outstanding at March 31, 2006. At March 31, 2005 the Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% senior Notes due in March 2007. In October 2005 the Company issued, in a public offering, $300 million, 5.375% Senior Notes due in 2015. Interest on the Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2006. The Senior Notes were rated “A-1” by Moody’s, “A” by S&P and “A+” by Fitch. The Company utilized the proceeds from the sale of these Senior Notes, together with available cash, to repay the $300 million, 7.5% Senior Notes that came due October 17, 2005. At March 31, 2006 and 2005, the market value of the outstanding debt was $588.4 million and $667.3 million, respectively.
     See “Results of Operations–Joint ventures” above for information about the financial condition of C-BASS and Sherman.
     As of March 31, 2006, 82% of the investment portfolio was invested in tax-preferenced securities. In addition, at March 31, 2006, based on book value, approximately 99% of the Company’s fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.
     At March 31, 2006, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2006, the effective duration of the Company’s fixed income investment portfolio was 4.9 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.9% change in the market value of the Company’s fixed income portfolio.
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
     The Company has a $300 million commercial paper program, which is rated “A-1” by S&P and “P-1” by Moody’s. At March 31, 2006 and 2005, the Company had $100.0 and $155.5 million in commercial paper outstanding with a weighted average interest rate of 4.74% and 2.85%, respectively.
     In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was due to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At March 31, 2006, these requirements were met. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $200.0 million and $144.5 million at March 31, 2006 and 2005, respectively.

     During the first quarter of 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with the committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, the Company paid a fixed rate of 5.07% and received a variable interest rate based on LIBOR. The swap had an expiration date coinciding with the maturity of the credit facility and was designated as a cash flow hedge. At March 31, 2006 the Company has no interest rate swaps outstanding.
     Expense (income) on the interest rate swaps for the three months ended March 31, 2006 and 2005 of approximately ($0.1) million and $0.5 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. The Company is a holding company and the payment of dividends from its insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. At the end of February 2006, MGIC paid a quarterly dividend of $55 million, as well as an extraordinary dividend of $150 million. In May 2006, MGIC received regulatory approval to pay a quarterly dividend of $55 million and another extraordinary dividend of $100 million. As a result of these dividends, MGIC cannot currently pay any dividends without further regulatory approval.
     During the first three months of 2006, the Company repurchased 1.4 million shares of Common Stock under publicly announced programs at a cost of $91.5 million. At March 31, 2006, the Company had authority covering the purchase of an additional 9.4 million shares under these programs. For additional information regarding stock repurchases, see Item 2(c) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through March 31, 2006, the Company has repurchased 36.9 million shares under publicly announced programs at a cost of $2.1 billion. Funds for the shares repurchased by the Company since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.
     The Company’s principal exposure to loss is its obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2006, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in the Company’s records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $51.3 billion. In addition, as part of its contract underwriting activities, the Company is responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through March 31, 2006, the cost of remedies provided by the Company to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.
     The Company’s consolidated risk-to-capital ratio was 7.3:1 at March 31, 2006 compared to 7.4:1 at December 31, 2005. The decrease was due to an increase in capital and a decrease in risk in force during the first three months of 2006.
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

Forward-Looking Statements and Risk Factors
     General: The Company’s revenues and losses could be affected by the risk factors referred to under “Location of Risk Factors” below that are applicable to the Company, and the Company’s income from joint ventures could be affected by the risk factors referred to under “Location of Risk Factors” that are applicable to C-BASS and Sherman. These risk factors are an integral part of Management’s Discussion and Analysis.
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
     Location of Risk Factors: The risk factors are in Part II, Item 1 A of this Quarterly Report on Form 10-Q and in Item 1 A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The risk factors in the 10-K are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2006, the Company’s derivative financial instruments in its investment portfolio were immaterial. The Company places its investments in instruments that meet investment grade credit quality standards, as specified in the Company’s investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2006, the effective duration of the Company’s fixed income investment portfolio was 4.9 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.9% change in the market value of the Company’s fixed income investment portfolio.
     The Company’s borrowings under its commercial paper program are subject to interest rates that are variable. See the fourth and fifth paragraphs under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of the Company’s interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on

Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 A. Risk Factors
     With the possible exception of the changes set forth below, there have been no material changes in the Company’s risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The changes to the risk factors that are set forth below were also included in Exhibit 99 to the Company’s Current Report on Form 8-K dated April 13, 2006. Exhibit 99 set forth the Company’s risk factors as part of the Company’s press release announcing its earnings for the first quarter of 2006. Some of the information in the risk factors in the 10-K has been updated by information in the same risk factor included in that Exhibit 99.
The mortgage insurance industry is subject to the risk of private litigation and regulatory proceedings.
     Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. There can be no assurance that MGIC will not be subject to future litigation under RESPA or FCRA or that the outcome of any such litigation would not have a material adverse effect on the Company. In August 2005, the United States Court of Appeals for the Ninth Circuit decided a case under FCRA to which the Company was not a party that may make it more likely that the Company will be subject to litigation regarding when notices to borrowers are required by FCRA.
     In June 2005, in response to a letter from the New York Insurance Department (“NYID”), the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the NYID requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the NYID that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years.In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MDC”), which regulates insurance, the Company provided the MDC with information about captive mortgage reinsurance and certain other matters. Insurance departments or other officials in other states may also seek information about or investigate captive mortgage reinsurance.
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
The Company could be adversely affected if personal information on consumers that it maintains is improperly disclosed.
     As part of its business, the Company maintains large amounts of personal information on consumers. While the Company believes it has appropriate information security policies and systems to prevent unauthorized disclosure, there can be no assurance that unauthorized disclosure, either through the actions of third parties or employees, will not occur. Unauthorized disclosure could aversely affect the Company’s reputation and expose it to material claims for damages.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES & USE OF PROCEEDS
(c) Repurchase of common stock:
Information about shares of Common Stock repurchased during the first quarter of 2006 appears in the table below.

					(d)
				(c)	Maximum
				Total Number of	Number of
				Shares	Shares that
				Purchased as	May Yet Be
	(a)			Part of Publicly	Purchased
	Total Number of		(b)	Announced	Under the Plans
	Shares		Average Price	Plans or	or Programs
Period	Purchased		Paid per Share	Programs	(A)
January 1, 2006 through January 31, 2006	800,000		$68.48	800,000	10,015,241
February 1, 2006 through February 28, 2006	395,500	(B)	$63.24	351,500	9,663,741
March 1, 2006 through March 31, 2006	224,883	(B)	$66.07	221,400	9,442,341
Total	1,420,383	(B)	$66.64	1,372,900	9,442,341

(A)	On June 20, 2005 the Company announced that its Board of Directors authorized the repurchase of up to five million shares of the Company’s Common Stock in the open market or in private transactions. On January 26, 2006 the Company announced that its Board authorized the repurchased of an additional ten million shares in the open market or in private transactions.

(B)	44,000 of the shares purchased in February 2006 and 3,483 of the shares purchased in March 2006 were purchased as part of stock option exercises by Company employees.
ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2006.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer

J. Michael Lauer
Executive Vice President and
Chief Financial Officer

\s\ Joseph J. Komanecki

Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit
11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99	Risk Factors included in Item 1 A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005