Form 10-Q
period 2006-06-30
MGIC INVESTMENT CORP
filed 2006-08-09
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to
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
YES ☑                    NO☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                    NO☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	07/31/06	84,461,238

MGIC INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 (Unaudited) and December 31, 2005

	June 30,	December 31,
	2006	2005
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities (amortized cost, 2006 — $5,250,223; 2005 — $5,173,091)	$5,270,031	$5,292,942
Equity securities (cost, 2006 — $2,546; 2005 — $2,504)	2,490	2,488

Total investment portfolio	5,272,521	5,295,430

Cash and cash equivalents	106,442	195,256
Accrued investment income	64,503	66,369
Reinsurance recoverable on loss reserves	13,236	14,787
Prepaid reinsurance premiums	10,481	9,608
Premiums receivable	84,033	91,547
Home office and equipment, net	32,261	32,666
Deferred insurance policy acquisition costs	15,449	18,416
Investments in joint ventures	526,674	481,778
Other assets	177,662	151,712

Total assets	$6,303,262	$6,357,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,087,337	$1,124,454
Unearned premiums	172,277	159,823
Short- and long-term debt (note 2)	631,104	685,163
Income taxes payable	41,531	62,006
Other liabilities	181,070	161,068

Total liabilities	2,113,319	2,192,514

Contingencies (note 3)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 6/30/06 — 122,964,267 12/31/05 — 122,549,285; shares outstanding, 6/30/06 — 85,692,378 12/31/05 — 88,046,430	122,964	122,549
Paid-in capital	292,714	280,052
Treasury stock (shares at cost, 6/30/06 — 37,271,889 12/31/05 — 34,502,855)	(2,027,959)	(1,834,434)
Accumulated other comprehensive income, net of tax (note 5)	13,259	77,499
Retained earnings	5,788,965	5,519,389

Total shareholders’ equity	4,189,943	4,165,055

Total liabilities and shareholders’ equity	$6,303,262	$6,357,569

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$340,907	$342,000	$674,483	$684,287
Assumed	447	251	844	453
Ceded	(36,074)	(33,031)	(69,575)	(63,281)

Net premiums written	305,280	309,220	605,752	621,459
(Increase) decrease in unearned premiums, net	(10,777)	2,413	(11,582)	6,253

Net premiums earned	294,503	311,633	594,170	627,712
Investment income, net of expenses	59,380	57,178	117,344	114,181
Realized investment (losses) gains, net	(1,838)	15,187	(1,751)	16,752
Other revenue	11,459	10,955	22,773	21,216

Total revenues	363,504	394,953	732,536	779,861

Losses and expenses:
Losses incurred, net	146,467	136,915	261,352	235,781
Underwriting and other expenses, net	71,492	68,059	145,757	135,954
Interest expense	8,843	10,512	18,158	21,234

Total losses and expenses	226,802	215,486	425,267	392,969

Income before tax and joint ventures	136,702	179,467	307,269	386,892
Provision for income tax	34,479	49,605	80,645	109,265
Income from joint ventures, net of tax	47,616	44,495	86,668	78,743

Net income	$149,839	$174,357	$313,292	$356,370

Earnings per share (note 4):
Basic	$1.75	$1.88	$3.64	$3.79

Diluted	$1.74	$1.87	$3.61	$3.77

Weighted average common shares outstanding — diluted (shares in thousands, note 4)	86,259	93,182	86,753	94,545

Dividends per share	$0.2500	$0.1500	$0.5000	$0.2250

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$313,292	$356,370
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	7,040	10,215
Increase in deferred insurance policy acquisition costs	(4,073)	(5,657)
Depreciation and amortization	12,588	9,172
Decrease in accrued investment income	1,866	2,841
Decrease in reinsurance recoverable on loss reserves	1,551	1,842
Decrease in prepaid reinsurance premiums	(873)	(1,408)
Decrease in premium receivable	7,514	115
Decrease in loss reserves	(37,117)	(73,308)
Increase (decrease) in unearned premiums	12,454	(4,844)
(Decrease) increase in income taxes payable	(24,798)	2,908
Equity earnings in joint ventures	(127,746)	(115,641)
Distributions from joint ventures	84,409	69,125
Other	44,385	(24,580)

Net cash provided by operating activities	290,492	227,150

Cash flows from investing activities:
Purchase of fixed maturities	(1,130,845)	(425,702)
Additional investment in joint ventures	(1,503)	(7,058)
Proceeds from sale of equity securities	—	1,846
Proceeds from sale of fixed maturities	935,445	580,831
Proceeds from maturity of fixed maturities	109,202	135,089

Net cash (used in) provided by investing activities	(87,701)	285,006

Cash flows from financing activities:
Dividends paid to shareholders	(43,716)	(21,279)
Net repayment of short-term debt	(57,722)	(42,101)
Reissuance of treasury stock	3,856	728
Repurchase of common stock	(214,258)	(272,025)
Common stock issued	15,912	1,162
Excess tax benefits from share-based payment arrangements	4,323	—

Net cash used in financing activities	(291,605)	(333,515)

Net (decrease) increase in cash and cash equivalents	(88,814)	178,641
Cash and cash equivalents at beginning of period	195,256	166,468

Cash and cash equivalents at end of period	$106,442	$345,109

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
     The accompanying consolidated financial statements have not been audited by independent auditors in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.
New Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the provisions of SFAS 155 and believes that adoption will not have a material effect on its financial position or results of operations.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The Interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” When evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The Interpretation adopts a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. This Interpretation is effective for the first annual period beginning after

December 15, 2006. The Company is currently evaluating the impact, if any, this Interpretation will have on the Company’s results of operations and financial position.
Reclassifications
     Certain reclassifications have been made in the accompanying financial statements to 2005 amounts to conform to 2006 presentation.
Note 2 — Short- and long-term debt
     The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At June 30, 2006 and 2005, the Company had $133.5 and $100.0 million in commercial paper outstanding with a weighted average interest rate of 5.30% and 3.18%, respectively.
     In March of 2005, the Company obtained a $300 million, five year revolving credit facility, expiring in 2010. The facility replaced the previous $285 million facility that was due to expire in 2006. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2006, these requirements were met. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $166.5 million and $200.0 million at June 30, 2006 and 2005, respectively.
     The Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007 outstanding at June 30, 2006. At June 30, 2005 the Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% senior Notes due in March 2007. In October 2005 the Company issued, in a public offering, $300 million, 5.375% Senior Notes due in 2015. Interest on the Notes is payable semiannually in arrears on May 1 and November 1 of each year, beginning on May 1, 2006. The Senior Notes were rated “A-1” by Moody’s, “A” by S&P and “A+” by Fitch. The Company utilized the proceeds from the sale of these Senior Notes, together with available cash, to repay the $300 million, 7.5% Senior Notes that came due October 17, 2005. At June 30, 2006 and 2005, the market value of the outstanding debt was $615.6 million and $609.2 million, respectively.
     Interest payments on all long-term and short-term debt were $19.1 million and $22.1 million for the six months ended June 30, 2006 and 2005, respectively.
     During the first quarter of 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with the committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, the Company paid a fixed rate of 5.07% and received a variable interest rate based on the London Inter Bank Offering Rate (“LIBOR”). The swap had an expiration date coinciding with the maturity of the credit facility and was designated as a cash flow hedge. At June 30, 2006 the Company has no interest rate swaps outstanding.
     (Income) expense on the interest rate swaps for the six months ended June 30, 2006 and 2005 of approximately ($0.1) million and $0.5 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
Note 3 — Litigation and contingencies
     The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.
     Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. There can be no assurance that MGIC will not be subject to material future litigation under RESPA or FCRA.
     In June 2005, in response to a letter from the New York Insurance Department (“NYID”), the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the NYID requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the NYID that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MDC”), which regulates insurance, the Company provided the MDC with information about captive mortgage reinsurance and certain other matters. Insurance departments or other officials in other states may also seek information about or investigate captive mortgage reinsurance or other matters.
     The anti-referral fee provisions of RESPA provide that the Department of Housing and Urban Development as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While the Company believes its captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on the Company or the mortgage insurance industry.

     Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the six months ended June 30, 2006 and 2005.
     The Internal Revenue Service (“IRS”) has been conducting an examination of the federal income tax returns of the Company for taxable years 2000 though 2004. The IRS has indicated that they intend to propose adjustments to taxable income relating to a portfolio of investments in the residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The tax returns have included the flow through of income and losses from these investments in the computation of taxable income. The IRS has indicated that they do not believe that the Company has established sufficient tax basis in the REMIC residual interests to deduct some portion of the flow through losses from income. To date, they have not provided a detailed explanation of their position or the calculation of the dollar amount of any potential adjustment. Also, in the second quarter of 2006, the IRS stated that they will no longer seek to enforce a summons which was issued for certain documents containing communications with outside legal counsel. The Company will contest any such proposal to increase taxable income and believes that income taxes related to these years have been properly provided for in the financial statements.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Shares in thousands)
Weighted-average shares — Basic	85,668	92,594	86,122	93,930
Common stock equivalents	591	588	631	615

Weighted-average shares — Diluted	86,259	93,182	86,753	94,545

Note 5 — Comprehensive income
     The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands of dollars)
Net income	$149,839	$174,357	$313,292	$356,370
Other comprehensive income (loss)	(32,717)	62,205	(64,240)	5,513

Total comprehensive income	$117,122	$236,562	$249,052	$361,883

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains and losses	$—	$(5,560)	$777	$(4,849)
Amortization of deferred losses on derivatives	—	203	—	406
Change in unrealized gains and losses on investments	(32,717)	67,876	(65,053)	9,520
Other	—	(314)	36	436

Other comprehensive income (loss)	$(32,717)	$62,205	$(64,240)	$5,513

     At June 30, 2006, accumulated other comprehensive income of $13.3 million included $12.9 million of net unrealized gains on investments and $0.4 million relating to the accumulated other comprehensive gain of the Company’s joint venture investment, all net of tax. At December 31, 2005, accumulated other comprehensive income of $77.5 million included $77.9 million of net unrealized gains on investments, ($0.8) million relating to derivative financial instruments and $0.4 million relating to the accumulated other comprehensive loss of the Company’s joint venture investment.
Note 6 — Benefit Plans
     The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended
	June 30,
			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(In thousands of dollars)
Service cost	$2,332	$2,210	$916	$788
Interest cost	2,586	2,371	1,014	877
Expected return on plan assets	(3,739)	(3,355)	(648)	(561)
Recognized net actuarial loss (gain)	(27)	—	100	24
Amortization of transition obligation	—	—	71	71
Amortization of prior service cost	216	185	—	—

Net periodic benefit cost	$1,368	$1,411	$1,453	$1,199

	Six Months Ended
	June 30,
			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(In thousands of dollars)
Service cost	$4,696	$4,420	$1,814	$1,707
Interest cost	5,213	4,742	2,038	1,861
Expected return on plan assets	(7,448)	(6,710)	(1,297)	(1,121)
Recognized net actuarial loss (gain)	71	—	211	151
Amortization of transition obligation	—	—	142	142
Amortization of prior service cost	432	370	—	—

Net periodic benefit cost	$2,964	$2,822	$2,908	$2,740

     The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $10.3 million and $4.6 million, respectively, to its pension and postretirement plans in 2006. As of June 30, 2006, no contributions have been made.
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
     The cost related to stock-based employee compensation included in the determination of net income for 2005 was less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2005.

	Three Months Ended	Six Months Ended
	June 30,
	2005	2005
	(in thousands of dollars,
	except per share data)
Net income, as reported	$174,357	$356,370

Add stock-based employee compensation expense included in reported net income, net of tax	3,205	5,727

Deduct stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,294)	(7,917)

Pro forma net income	$173,268	$354,180

Earnings per share:
Basic, as reported	$1.88	$3.79

Basic, pro forma	$1.87	$3.77

Diluted, as reported	$1.87	$3.77

Diluted, pro-forma	$1.86	$3.75

     The compensation cost that has been charged against income for the share-based plans was $8.7 million and $16.6 million for the three and six months ended June 30, 2006, compared to $4.9 million and $8.8 million for the three and six months ended June 30, 2005. The related income tax benefit recognized for the share-based compensation plans was $5.8 million and $3.1 million for the six months ended June 30, 2006 and 2005, respectively.
     The Company has stock incentive plans that were adopted in 1991 and 2002. When the 2002 plan was adopted, no further awards could be made under the 1991 plan. The maximum number of shares covered by awards under the 2002 plan is the total of 7.1 million shares plus the number of shares that must be purchased at a purchase price of not less than the fair market value of the shares as a condition to the award of restricted stock under the 2002 plan. The maximum number of shares of restricted stock that can be awarded under the 2002 plan is 5.9 million shares. Both plans provide for the award of stock options with maximum terms of 10 years and for the grant of restricted stock or restricted stock units, and the 2002 plan also provides for the grant of stock appreciation rights. The exercise price of options is the closing price of the common stock on the New York Stock Exchange on the date of grant. The vesting provisions of options and restricted stock are determined at the time of grant. Newly issued shares are used for exercises under the 1991 plan, and treasury shares are used for exercises under the 2002 plan. Directors may receive awards under the 2002 plan and were eligible for awards of restricted stock under the 1991 plan.
     A summary of option activity in the stock incentive plans during 2006 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option

Outstanding, December 31, 2005	$54.19	3,274,731

Granted	—	—
Exercised	39.20	(238,437)
Forfeited or expired	54.80	(13,930)

Outstanding, March 31, 2006	$55.37	3,022,364

Granted	$—	—
Exercised	50.68	(255,745)
Forfeited or expired	68.50	(2,800)

Outstanding, June 30, 2006	$55.79	2,763,819

     During the three and six months ended June 30, 2006, the total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $3.6 million and $10.0 million, respectively. The total amount of cash received from exercise of options was $8.3 million and $15.0 million and the related net tax benefit realized from the exercise of those stock options was $1.3 million and $3.5 million for the same period.
     The following is a summary of stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
Exercise		Remaining	Average		Remaining	Average
Price		Average	Exercise		Average	Exercise
Range	Shares	Life (years)	Price	Shares	Life (years)	Price
$33.81 — 47.31	1,167,619	4.3	$44.17	633,629	4.0	$43.70

$53.70 — 68.63	1,596,200	5.8	$64.28	1,119,300	5.5	$63.15

Total	2,763,819	5.2	$55.79	1,752,929	4.9	$56.12

     The aggregate intrinsic value of options outstanding at June 30, 2006 was $25.5 million. The aggregate intrinsic value of options exercisable was $15.6 million. The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $65.00 as of June 30, 2006 which would have been received by the option holders had all option holders exercised their options on that date.
     A summary of restricted stock or restricted stock units during 2006 is as follows:

	Weighted
	Average
	Grant Date
	Fair Market
	Value	Shares
Restricted stock outstanding at December 31, 2005	$60.50	898,671

Granted	64.66	564,350
Vested	56.87	(262,982)
Forfeited	61.53	(6,069)

Restricted stock outstanding at March 31, 2006	$63.26	1,193,970

Granted	69.96	1,000
Vested	—	—
Forfeited	64.26	(240)

Restricted stock outstanding at June 30, 2006	$63.27	1,194,730

     At June 30, 2006, 4,523,718 shares were available for future grant under the 2002 stock incentive plan. Of the shares available for future grant, 4,440,398 are available for restricted stock awards.
     As of June 30, 2006, there was $74.5 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $0.0 million and $17.1 million, respectively.

     For purposes of determining the pro forma net income, the fair value of options granted was estimated at grant date using the binomial option pricing model for the 2004 options and the Black-Scholes model for the 2003 and prior options with the following weighted average assumptions for each year:

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

Condensed Consolidating Balance Sheets
At June 30, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$2,481	$4,989,436	$280,604	$—	$5,272,521
Cash and cash equivalents	100	91,396	14,946	—	106,442
Reinsurance recoverable on loss reserves	—	71,899	27	(58,690)	13,236
Prepaid reinsurance premiums	—	26,361	3	(15,883)	10,481
Deferred insurance policy acquisition costs	—	15,449	—	—	15,449
Investments in subsidiaries/joint ventures	4,754,305	526,674	—	(4,754,305)	526,674
Other assets	70,310	367,709	32,992	(112,552)	358,459

Total assets	$4,827,196	$6,088,924	$328,572	$(4,941,430)	$6,303,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,087,337	$58,690	$(58,690)	$1,087,337
Unearned premiums	—	172,278	15,882	(15,883)	172,277
Short- and long-term debt	631,065	9,364	—	(9,325)	631,104
Other liabilities	6,188	272,052	35,091	(90,730)	222,601

Total liabilities	637,253	1,541,031	109,663	(174,628)	2,113,319

Total shareholders’ equity	4,189,943	4,547,893	218,909	(4,766,802)	4,189,943

Total liabilities and shareholders’ equity	$4,827,196	$6,088,924	$328,572	$(4,941,430)	$6,303,262

Condensed Consolidating Balance Sheets
At December 31, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$2,570	$5,047,475	$245,385	$—	$5,295,430
Cash and cash equivalents	211	176,370	18,675	—	195,256
Reinsurance recoverable on loss reserves	—	78,097	36	(63,346)	14,787
Prepaid reinsurance premiums	—	17,521	3	(7,916)	9,608
Deferred insurance policy acquisition costs	—	18,416	—	—	18,416
Investments in subsidiaries/joint ventures	4,842,932	481,778	—	(4,842,932)	481,778
Other assets	13,542	356,624	28,274	(56,146)	342,294

Total assets	$4,859,255	$6,176,281	$292,373	$(4,970,340)	$6,357,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,124,454	$63,346	$(63,346)	$1,124,454
Unearned premiums	—	159,823	7,916	(7,916)	159,823
Short- and long-term debt	685,124	9,364	—	(9,325)	685,163
Other liabilities	9,076	232,109	13,435	(31,546)	223,074

Total liabilities	694,200	1,525,750	84,697	(112,133)	2,192,514

Total shareholders’ equity	4,165,055	4,650,531	207,676	(4,858,207)	4,165,055

Total liabilities and shareholders’ equity	$4,859,255	$6,176,281	$292,373	$(4,970,340)	$6,357,569

Condensed Consolidating Statements of Operations
Three months ended June 30, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$281,064	$24,256	$(40)	$305,280

Net premiums earned	—	276,900	17,643	(40)	294,503

Equity in undistributed net income of subsidiaries	595	—	—	(595)	—
Dividends received from subsidiaries	155,000	—	—	(155,000)	—
Investment income, net of expenses	51	56,328	3,001	—	59,380
Realized investment gains (losses), net	—	(1,905)	67	—	(1,838)
Other revenue	—	2,692	8,767	—	11,459

Total revenues	155,646	334,015	29,478	(155,635)	363,504

Losses and expenses:
Losses incurred, net	—	140,753	5,714	—	146,467
Underwriting and other expenses	63	51,171	20,309	(51)	71,492
Interest expense	8,843	—	—	—	8,843

Total losses and expenses	8,906	191,924	26,023	(551)	226,802

Income before tax and joint ventures	146,740	142,091	3,455	(155,584)	136,702
Provision (credit) for income tax	(3,099)	36,958	582	38	34,479
Income from joint ventures, net of tax	—	47,616	—	—	47,616

Net income	$149,839	$152,749	$2,873	$(155,622)	$149,839

Condensed Consolidating Statements of Operations
Three months ended June 30, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$292,897	$16,401	$(78)	$309,220

Net premiums earned	—	295,192	16,519	(78)	311,633

Equity in undistributed net loss of subsidiaries	(237,996)	—	—	237,996	—
Dividends received from subsidiaries	419,300	—	—	(419,300)	—
Investment income, net of expenses	353	54,551	2,492	(218)	57,178
Realized investment gains (losses), net	—	15,189	(2)	—	15,187
Other revenue	—	385	10,570	—	10,955

Total revenues	181,657	365,317	29,579	(181,600)	394,953

Losses and expenses:
Losses incurred, net	—	129,715	7,200	—	136,915
Underwriting and other expenses	62	45,314	22,772	(89)	68,059
Interest expense	10,516	214	—	(218)	10,512

Total losses and expenses	10,578	175,243	29,972	(307)	215,486

Income (loss) before tax and joint ventures	171,079	190,074	(393)	(181,293)	179,467
Provision (credit) for income tax	(3,278)	53,833	(654)	(296)	49,605
Income from joint ventures, net of tax	—	44,495	—	—	44,495

Net income	$174,357	$180,736	$261	$(180,997)	$174,357

Condensed Consolidating Statements of Operations
Six months ended June 30, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$563,717	$42,097	$(62)	$605,752

Net premiums earned	—	560,102	34,130	(62)	594,170

Equity in undistributed net loss of subsidiaries	(34,920)	—	—	34,920	—
Dividends received from subsidiaries	360,000			(360,000)	—
Investment income, net of expenses	150	111,400	5,794	—	117,344
Realized investment gains (losses), net	—	(1,848)	97	—	(1,751)
Other revenue	—	5,357	17,416	—	22,773

Total revenues	325,230	675,011	57,437	(325,142)	732,536

Losses and expenses:
Losses incurred, net	—	251,352	10,000	—	261,352
Underwriting and other expenses	127	105,279	40,435	(84)	145,757
Interest expense	18,158	—	—	—	18,158

Total losses and expenses	18,285	356,631	50,435	(84)	425,267

Income before tax and joint ventures	306,945	318,380	7,002	(325,058)	307,269
Provision (credit) for income tax	(6,347)	85,696	1,241	55	80,645
Income from joint ventures, net of tax	—	86,668	—	—	86,668

Net income	$313,292	$319,352	$5,761	$(325,113)	$313,292

Condensed Consolidating Statements of Operations
Six months ended June 30, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$588,302	$33,303	$(146)	$621,459

Net premiums earned	—	594,249	33,609	(146)	627,712

Equity in undistributed net loss of subsidiaries	(93,434)	—	—	93,434	—
Dividends received from subsidiaries	463,600	—	—	(463,600)	—
Investment income, net of expenses	603	109,156	4,846	(424)	114,181
Realized investment gains, net	—	16,738	14	—	16,752
Other revenue	—	896	20,320	—	21,216

Total revenues	370,769	721,039	58,789	(370,736)	779,861

Losses and expenses:
Losses incurred, net	—	224,244	11,537	—	235,781
Underwriting and other expenses	130	94,615	41,377	(168)	135,954
Interest expense	21,235	424	—	(425)	21,234

Total losses and expenses	21,365	319,283	52,914	(593)	392,969

Income before tax and joint ventures	349,404	401,756	5,875	(370,143)	386,892
Provision (credit) for income tax	(6,966)	115,660	864	(293)	109,265
Income from joint ventures, net of tax	—	78,743	—	—	78,743

Net income	$356,370	$364,839	$5,011	$(369,850)	$356,370

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Net cash provided by operating activities	$304,228 (1)	$317,995	$36,769	$(368,500)	$290,492
Net cash used in investing activities	(8,411)	(47,292)	(40,498)	8,500	(87,701)
Net cash used in financing activities	(295,928)	(355,677)	—	360,000	(291,605)

Net decrease in cash	$(111)	$(84,974)	$(3,729)	$—	$(88,814)

(1)	Includes dividends received from subsidiaries of $360,000.
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2005
(in thousands of dollars)

	Parent		MGIC
	Company		Consolidated	Other	Eliminations	Total
Net cash provided by operating activities	$403,254	(1)	$283,598	$3,314	$(463,600)	$226,566
Net cash provided by (used in) investing activities	106		298,636	(13,736)	—	285,006
Net cash used in financing activities	(333,515)		(463,016)	—	463,600	(332,931)

Net increase (decrease) in cash	$69,845		$119,218	$(10,422)	$—	$178,641

(1)	Includes dividends received from subsidiaries of $463,600.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Business and General Environment
     We, through our subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”), are the leading provider of private mortgage insurance in the United States to the home mortgage lending industry. Our principal products are primary mortgage insurance and pool mortgage insurance. Primary mortgage insurance may be written through the flow market channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk market channel, in which portfolios of loans are individually insured in single, bulk transactions.
     As used below, “we” refers to our consolidated operations. The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. We refer to this Discussion as the “10-K MD&A.”
Our results of operations are affected by:
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
•	Investment income and realized gains and losses
     The investment portfolio is comprised almost entirely of highly rated, fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from operations, including investment earnings, less cash used for non-investment purposes, such as share repurchases. Realized gains and losses are a function of the difference between the amount received on sale of a security and the security’s amortized cost. The amount received on sale is affected by the coupon rate of the security compared to the yield of comparable securities.
•	Losses incurred
     Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained under “Critical Accounting Policies” in the 10-K MD&A, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:
•	The state of the economy, which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of delinquencies has historically followed a seasonal pattern, with a reduction in delinquencies in the first part of the year, followed by an increase in the latter part of the year.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The average claim payment, which is affected by the size of loans insured (higher average loan amounts tend to increase losses incurred), the percentage coverage on insured loans (deeper average coverage tends to increase incurred losses), and housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages.

•	The distribution of claims over the life of a book. Historically, the first two years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency and the condition of the economy can affect this pattern.
•	Underwriting and other expenses

     Our operating expenses generally vary primarily due to contract underwriting volume, which in turn generally varies with the level of mortgage origination activity. Contract underwriting generates fee income included in “Other revenue.”
•	Income from joint ventures
     Our results of operations are also affected by income from joint ventures. Joint venture income principally consists of the aggregate results of our investment in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”).
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
   2006 Second Quarter Results
     Our results of operations in the second quarter of 2006 were principally affected by:
•	Losses incurred
     Losses incurred for the second quarter of 2006 increased compared to the same period in 2005 primarily due to a larger increase in the estimates regarding how much will be paid on claims, offset by a larger decrease in the estimates regarding how many delinquencies will result in a claim, when both are compared to the same period in 2005. The increase in estimates regarding how much will be paid on claims is primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments, while the decrease in estimates regarding how many delinquencies will result in a claim is the result of improvements in the claim rate in certain geographical regions, with the exception of the Midwest where claims rates have not improved.
•	Premiums written and earned
     During the second quarter of 2006, our written and earned premiums were lower than in the second quarter of 2005 due to a decline in the average insurance in force.
•	Underwriting expenses
     Underwriting expenses increased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to additional amounts related to Myers Internet (acquired in January 2006) and equity based compensation.
•	Investment income
     Investment income in the second quarter of 2006 was higher than in the second quarter of 2005 due to a slight increase in the pre-tax yield, offset by a decrease in the average amortized cost of invested assets.
•	Income from joint ventures
     Income from joint ventures increased in the second quarter of 2006 compared to the same period in 2005 due to higher income from C-BASS.

RESULTS OF CONSOLIDATED OPERATIONS
     As discussed under “Forward Looking Statements and Risk Factors” below, actual results may differ materially from the results contemplated by forward looking statements. We are not undertaking any obligation to update any forward looking statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements were made.
NIW
     The amount of MGIC’s NIW (this term is defined in the “Overview-Business and General Environment” section) during the three and six months ended June 30, 2006 and 2005 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	($ billions)		($ billions)
	2006	2005	2006	2005
Flow	$10.1	$10.4	$18.0	$19.3
Bulk	6.0	6.2	8.1	8.7

Total NIW	$16.1	$16.6	$26.1	$28.0

Refinance volume as a % of primary flow NIW	22%	26%	25%	29%
     NIW on a flow basis for the second quarter and first six months of 2006 was less than the volume during the comparable periods in 2005. This decrease in NIW on a flow basis was primarily the result of a decrease in refinance volume. Refinance volume in turn is driven by changes in interest rates as discussed with respect to cancellations below. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below.

Cancellations and insurance in force
     NIW and cancellations of primary insurance in force during the three and six months ended June 30, 2006 and 2005 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ billions)		($ billions)
NIW	$16.1	$16.6	$26.1	$28.0
Cancellations	(13.2)	(16.9)	(26.3)	(33.3)

Change in primary insurance in force	$2.9	$(0.3)	$(0.2)	$(5.3)

     Direct primary insurance in force was $169.8 billion at June 30, 2006 compared to $170.0 billion at December 31, 2005 and $171.8 billion at June 30, 2005. The $2.9 billion increase in insurance in force in the second quarter of 2006 was the first quarter of growth in the in force book since the fourth quarter of 2002.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) was 64.1% at June 30, 2006, an increase from 61.3% at December 31, 2005 and 60.9% at June 30, 2005. We expect modest improvement in the persistency rate for the remainder of 2006, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late July 2006.
Bulk transactions
     NIW from bulk transactions during the second quarter and first six months of 2006 was slightly less than the volume during the comparable periods in 2005.
     Our writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. Our writings of bulk insurance are also sensitive to competition from other methods of providing credit enhancement in a securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. Competition from such an execution in turn depends on, among other factors, the yield at which investors are willing to purchase tranches of the securitization that involve a higher degree of credit risk compared to the yield for tranches involving the lowest credit risk (the difference in such yields is referred to as the spread) and the amount of credit for losses that a rating agency will give to mortgage insurance. As the spread narrows, competition from an execution in which the subordinate tranches bear the first loss increases. The competitiveness of the mortgage insurance execution in the bulk channel may also be impacted by changes in our view of the risk of the business, which is affected by the historical performance of previously insured pools and our expectations for regional and local real estate values. As a result of the sensitivities discussed above, bulk volume can vary materially from period to period.
Pool insurance
     In addition to providing primary insurance coverage, we also insure pools of mortgage loans. New pool risk written during the three months ended June 30, 2006 and 2005 was $89 million and $58 million, respectively. Our direct pool risk in force was $3.2 billion, $2.9 billion and $2.8 billion at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and those without such limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. Under this model, at June 30, 2006 and 2005, for $4.7 billion and $5.3 billion, respectively, of risk without such limits, risk in force was calculated at $471 million and $462 million, respectively. New risk written under this model, for the three months ended June 30, 2006 and 2005, was $1 million and $24 million, respectively.
     New pool risk written during the six months ended June 30, 2006 and 2005 was $157 million and $106 million, respectively. Under the model described above, for risk without contractual aggregate loss limits, new risk written during the six months ended June 30, 2006 and 2005 was calculated at $2 million and $44 million, respectively.
Net premiums written and earned
     Net premiums written and earned during the second quarter and first six months of 2006 decreased due to a decline in the average insurance in force, when compared to the same periods in 2005. We anticipate that net premiums written and earned in the second half of 2006 will be lower than the comparable period in 2005, due to lower premium rates, offset by slight growth in the average insurance in force.
Risk sharing arrangements
     For the quarter ended March 31, 2006, approximately 48.0% of our new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 46.7% for the quarter ended June 30, 2005. The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.

      Continuing a program begun in 2005 to reduce exposure to certain geographical areas and categories of risk, during the second quarter of 2006, we entered into an excess of loss reinsurance agreement under which we ceded approximately $45 million of risk in force in to a special purpose reinsurance company. The structure of this reinsurance transaction was similar to two reinsurance transactions entered into in 2005. See the 10-K MD&A under “Results of Consolidated Operations - Risk-sharing arrangements”. Premiums ceded under these three reinsurance agreements have not been material and are included in “ceded premiums”. We may enter into similar transactions in the future.
Investment income
     Investment income for the second quarter of 2006 increased due a slight increase in the average investment yield, offset by a decrease in the average amortized cost of invested assets. Investment income for the first six months of 2006 increased due to a slight increase in the average investment yield. The portfolio’s average pre-tax investment yield was 4.45% at June 30, 2006 and 4.32% at June 30, 2005. The portfolio’s average after-tax investment yield was 3.96% at June 30, 2006 and 3.88% at June 30, 2005. Our net realized losses in the second quarter and first six months of 2006 were immaterial. Our net realized gains in the second quarter and first six months of 2005 resulted primarily from the sale of fixed maturities.
Other revenue
     The increase in other revenue is primarily the result of additional revenue from the operation of Myers Internet, offset by somewhat lower revenues from other non-insurance operations.
Losses
     As discussed in “Critical Accounting Policies” in the 10-K MD&A, consistent with industry practices, loss reserves for future claims are established only for loans that are currently delinquent. (The terms “delinquent” and “default” are used interchangeably by the Company and are defined as an insured loan with a mortgage payment that is 45 days or more past due.) Loss reserves are established by management’s estimating the number of loans in our inventory of delinquent loans that will not cure their delinquency (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that we will pay in claims on the loans that do not cure, which is referred to as claim severity.
     The estimated claims rates and claims amounts represent what management believes best reflect the estimate of what will actually be paid on the loans in default as of the reserve date. These estimates are based on management’s review of historical trends in default inventory, such as defaults that have resulted in a claim, the amount of the claim, the change in the level of defaults by geography and the change in average loan exposure. The process does not encompass management projecting any correlation to projected economic conditions such as changes in unemployment rate, interest rate or housing value. As a result, management’s process to determine reserves does not include quantitative ranges of outcomes that are reasonably likely to occur.

     In considering the potential sensitivity of the factors underlying management’s best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations. For example, as of the reserve date a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor could change the reserve amount by approximately $50 million. Historically, it has not been uncommon for us to experience variability in the development of the reserves at this level or higher.
     The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Changes to our estimates could result in material changes to our operations, even in a stable economic environment. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.
     Net losses incurred increased in the second quarter of 2006 compared to the same period in 2005 due to a larger increase in the estimates regarding how much will be paid on claims, offset by a slightly larger decrease in the estimates regarding how many delinquencies will eventually result in a claim, when compared to the same period in 2005. The increase in estimates regarding how much will be paid on claims is primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments, while the decrease in estimates regarding how many delinquencies will result in a claim is the result of improvements in the claim rate in certain geographical regions, with the exception of the Midwest where claim rates have not improved. The average primary claim paid for the three months ended June 30, 2006 was $27,153 compared to $25,708 for the same period in 2005.
     Net losses incurred increased in the first six months of 2006 compared to the same period in 2005 due to a larger increase in the estimates regarding how many delinquencies will eventually result in a claim, when compared to the same period in 2005. The increase in estimates regarding how much will be paid on claims is primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments. The average primary claim paid for the six months ended June 30, 2006 was $27,016 compared to $25,894 for the same period in 2005.
     We anticipate that losses incurred in the second half of 2006 will be above the level in the first half of 2006.
     Information about the composition of the primary insurance default inventory at June 30, 2006, December 31, 2005 and June 30, 2005 appears in the table below.

	June 30,	December 31,	June 30,
	2006	2005	2005
Total loans delinquent	73,354	85,788	76,081
Percentage of loans delinquent (default rate)	5.77%	6.58%	5.62%

Flow loans delinquent	39,049	47,051	39,958
Percentage of flow loans delinquent (default rate)	3.82%	4.52%	3.70%

Bulk loans delinquent	34,305	38,737	36,123
Percentage of bulk loans delinquent (default rate)	13.84%	14.72%	13.13%

A-minus and subprime credit loans delinquent*	32,508	36,485	32,613
Percentage of A-minus and subprime credit loans delinquent (default rate)	17.35%	18.30%	15.47%
*A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.
     The pool notice inventory decreased from 23,772 at December 31, 2005 to 19,630 at June 30, 2006; the pool notice inventory was 22,702 at June 30, 2005.
     At June 30, 2006, we estimate that the default inventory included 1,650 mortgages on properties in areas within Alabama, Florida, Louisiana, Mississippi and Texas that have been declared eligible for individual and public assistance by the Federal Emergency Management Agency as a result of Hurricanes Katrina, Rita and Wilma. For additional information on the potential effect of these hurricanes, see “Deterioration in the domestic economy or changes in the mix of business may result in more homeowners defaulting and the Company’s losses increasing” under “Risk Factors”, included in our Form 10-K, filed for the year ended December 31, 2005.
Information about net losses paid in 2006 and 2005 appears in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
Net paid claims ($ millions)
	2006	2005	2006	2005
Flow	$72	$74	$134	$145
Bulk	65	64	118	122
Other	25	20	45	40

	$162	$158	$297	$307

      Net paid claims increased in the second quarter of 2006 from $135 million in the first quarter of 2006. The increase in paid claims was primarily the result of an acceleration in bankruptcy filings in October 2005 prior to the change in the bankruptcy laws. The effect of this acceleration was that we paid claims in the second quarter of 2006 that we would have paid after the second quarter. To a lesser extent, the increase was also the result of the GSE’s lifting of the moratorium on pursuing delinquencies in certain areas of the hurricane impacted states and the beginning of the clearance of a foreclosure backlog in Ohio. The effect of these factors was that claims that would have been paid before the second quarter were paid in the second quarter.

     As of June 30, 2006, 81% of our primary insurance in force was written subsequent to December 31, 2002. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.
Underwriting and other expenses
     Underwriting and other expenses in the second quarter and first six months of 2006 were more than the comparable periods in 2005. The increase was primarily due to additional expenses from Myers Internet and equity based compensation. (In the first six months of 2006, $2.9 million of equity based compensation expenses related to the adoption of FAS 123R.) The effect of these expense increases was partially offset by lower insurance and non-insurance expenses.
Consolidated ratios
     The table below presents our consolidated loss, expense and combined ratios for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
Consolidated Insurance Operations:
	2006	2005	2006	2005
Loss ratio	49.7%	43.9%	44.0%	37.6%
Expense ratio	16.7%	15.1%	17.1%	15.5%

Combined ratio	66.4%	59.0%	61.1%	53.1%

     The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio in 2006, compared to 2005, is due to an increase in losses incurred and a decrease in premiums earned compared to the prior year. The expense ratio (expressed as a percentage) is the ratio of underwriting expenses to net premiums written. The increase in the expense ratio in 2006, compared to 2005, is due to an increase in underwriting expenses and a decrease in premiums written compared to the prior year. The combined ratio is the sum of the loss ratio and the expense ratio.
Income taxes
     The effective tax rate was 25.2% in the second quarter of 2006, compared to 27.6% in the second quarter of 2005. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax preferenced investments. Our tax preferenced investments include tax-exempt municipal bonds, interests in mortgage related securities with flow through characteristics and investments in real estate ventures which generate low income housing credits. The lower effective tax rate in 2006 resulted from a higher percentage of total income before tax being generated from tax preferenced investments, which resulted from lower levels of underwriting income.
     The effective tax rate was 26.2% in the first six months of 2006, compared to 28.2% in the first six months of 2005. The lower effective tax rate in 2006 resulted from a higher percentage of total income before tax being generated from tax preferenced investments, which resulted from lower levels of underwriting income.
Joint ventures
     Our equity in the earnings from the C-BASS and Sherman joint ventures with Radian Group Inc. (“Radian”) and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. The increase in income from joint ventures from the second quarter and first six months of 2005 to the second quarter and first six months of 2006 is primarily the result of increased equity earnings from each of C-BASS and Sherman.
C-BASS
     Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.
Summary Balance Sheet:

	June 30,	December 31,
	2006	2005
	($ millions)
Assets
Whole loans	$3,336	$4,638
Securities	1,886	2,054
Servicing	540	468
Other	527	534

Total Assets	$6,289	$7,694

Total Liabilities	$5,417	$6,931

Debt*	4,813	6,434

Owners’ Equity	872	763

*	Most of which is scheduled to mature within one year or less.

     The amounts of Total Assets, Whole loans and Debt each decreased during the first half of 2006 primarily as a result of the securitization of whole loans acquired in the fourth quarter of 2005 as well as the issuance of new CBOs.

Summary Income Statement
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ millions)
Portfolio	$100.8	$72.8	$178.3	$139.6
Servicing	82.3	64.8	158.8	126.1
Money management	9.4	7.6	16.2	14.3
Transaction	19.0	29.0	29.3	41.5

Total revenue	211.5	174.2	382.6	321.5

Total expense	114.1	99.0	219.8	185.7

Income before tax	$97.4	$75.2	$162.8	$135.8

Company’s share of pretax income	$45.0	$34.6	$75.1	$62.6

     See “Overview—Business and General Environment—Income from Joint Ventures—C-BASS” for a description of the components of the revenue lines.
     The increased contribution for the second quarter of 2006, compared to the same period in 2005, was primarily due to increased net interest income and servicing revenue. Higher net interest income was the result of a higher average investment portfolio and higher earnings on trust deposits for securities serviced by Litton as well as the overall interest rate movement. The increased servicing revenue was due primarily to Litton’s higher average servicing portfolio.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS 156”), an amendment to SFAS No.140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 156 provides standards for the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. It is effective for fiscal years beginning after September 15, 2006. C-BASS is currently evaluating the effect, if any, the new standard will have on its results of operations and financial position.
     Our investment in C-BASS on an equity basis at June 30, 2006 was $413.9 million. We received $23.9 million in distributions from C-BASS during the first half of 2006. We anticipate that C-BASS’s income before tax in the second half of 2006 will be below its income before tax in first half of 2006.

Sherman
     Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.

Summary Balance Sheet:
	June 30,	December 31,
	2006	2005
	($ millions)
Total Assets	$1,056	$979

Total Liabilities	833	743

Debt	687	597

Members’ Equity	223	236
      During 2006, the changes in debt and members equity were primarily related to a capital distribution paid in the first quarter. We received $60.5 million in distributions in the first half of 2006. Our investment in Sherman on an equity basis at June 30, 2006 was $74.4 million and was $39.8 million at July 31, 2006, subsequent to a $43.2 million distribution received in July.

Summary Income Statement
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ millions)		($ millions)
Revenues from receivable portfolios	$265.1	$224.8	$547.5	$427.8
Portfolio amortization	103.6	79.9	204.8	149.4

Revenues, net of amortization	161.5	144.9	342.7	278.4

Credit card interest income and fees	88.6	56.9	160.9	62.2
Other revenue	19.1	30.7	26.7	42.8

Total revenues	269.2	232.5	530.3	383.4

Expenses	190.6	154.3	369.8	249.4

Income before tax	$78.6	$78.2	$160.5	$134.0

Company’s share of pretax income	$27.2	$32.4	$55.5	$55.6

     The decreased contribution from Sherman for the second quarter of 2006, compared to the same period in 2005, was primarily due to a decrease in our interest in Sherman resulting from a third quarter 2005 sale of a portion of our interest to Sherman management. The contribution from Sherman for the first six months of 2006 was comparable to the contribution from the same period in 2005. Sherman experienced increased net revenues in 2006 from portfolios owned and from the operations of the Credit One Bank, acquired in March 2005. The increase in expenses in 2006 relates to the Credit One acquisition.
     We anticipate that Sherman’s income before tax in the second half of 2006 will be below its income before tax in first half of 2006.
     The period to exercise our option to purchase a 6.92% additional interest in Sherman from Sherman management (see the 10-K MD&A under “Results of Consolidated Operations — Sherman”) has been extended through mid-August 2006.
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
Financial Condition
     We had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007 outstanding at June 30, 2006. At June 30, 2006 and 2005, the market value of the outstanding debt (which also includes commercial paper) was $615.6 million and $609.2 million, respectively.
     See “Results of Operations—Joint ventures” above for information about the financial condition of C-BASS and Sherman.
     As of June 30, 2006, 82% of the investment portfolio was invested in tax-preferenced securities. In addition, at June 30, 2006, based on book value, approximately 98% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.
     At June 30, 2006, our derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2006, the effective duration of our fixed income investment portfolio was 4.9 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.9% change in the market value of our fixed income portfolio.
Liquidity and Capital Resources
     Our consolidated sources of funds consist primarily of premiums written and investment income. Positive cash flows are invested pending future payments of claims and other expenses. Management believes that future cash inflows from premiums will be sufficient to meet future claim payments. Cash flow shortfalls, if any, could be funded through sales of short-term investments and other investment portfolio securities subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.
     We have a $300 million commercial paper program, which is rated “A-1” by S&P and “P-1” by Moody’s. At June 30, 2006 and 2005, we had $133.5 and $100.0 million in commercial paper outstanding with a weighted average interest rate of 5.30% and 3.18%, respectively. We have a $300 million, five year revolving credit facility expiring in 2010 which will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $166.5 million and $200.0 million at June 30, 2006 and 2005, respectively.

     During the first quarter of 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with the committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, we paid a fixed rate of 5.07% and received a variable interest rate based on LIBOR. The swap had an expiration date coinciding with the maturity of the credit facility and was designated as a cash flow hedge. At June 30, 2006 we has no interest rate swaps outstanding.
     (Income) expense on the interest rate swaps for the three months ended June 30, 2006 and 2005 of approximately ($0.1) million and $0.5 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. Through July MGIC paid dividends of $360 million in 2006. In July 2006 MGIC received regulatory approval to pay dividends totaling $155 million, which are scheduled to be paid in the third quarter of 2006. MGIC cannot currently pay any additional dividends without further regulatory approval.
     During the first six months of 2006, we repurchased 3.2 million shares of Common Stock under publicly announced programs at a cost of $214.3 million. At June 30, 2006, we had authority covering the purchase of an additional 7.6 million shares under these programs. For additional information regarding stock repurchases, see Item 2(c) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through June 30, 2006, we repurchased 38.7 million shares under publicly announced programs at a cost of $2.2 billion. Funds for the shares repurchased by us since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.
     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2006, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $52.4 billion. In addition, as part of its contract underwriting activities, we are responsible for the quality of its underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through June 30, 2006, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.

     Our consolidated risk-to-capital ratio was 7.4:1 at both June 30, 2006 and December 31, 2005.
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

Forward-Looking Statements and Risk Factors
     General: Our revenues and losses could be affected by the risk factors referred to under “Location of Risk Factors” below that are applicable to the Company, and our income from joint ventures could be affected by the risk factors referred to under “Location of Risk Factors” that are applicable to C-BASS and Sherman. These risk factors are an integral part of Management’s Discussion and Analysis.
     These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as we “believe”, “anticipate” or “expect”, or words of similar import, are forward looking statements. We are not undertaking any obligation to update any forward looking statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements were made.
     Location of Risk Factors: The risk factors are in Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 and in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factors in the 10-K, as supplemented by that 10-Q, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2006, our derivative financial instruments in its investment portfolio were immaterial. We place our investments in instruments that meet investment grade credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2006, the effective duration of our fixed income investment portfolio was 4.9 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.9% change in the market value of our fixed income investment portfolio.
     Our borrowings under our commercial paper program are subject to interest rates that are variable. See the fourth and fifth paragraphs under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of our interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 A. Risk Factors
     There have been no material changes in our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The risk factors in that 10-K, as supplemented by that item in the March 31, 2006 10-Q are included in Exhibit 99 to this 10-Q.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
(c)	Repurchase of common stock:
Information about shares of Common Stock repurchased during the second quarter of 2006 appears in the table below.

					(d)
				(c)	Maximum
				Total Number of	Number of
				Shares	Shares that
				Purchased as	May Yet Be
	(a)	(b)		Part of Publicly	Purchased
	Total Number of	Average Price		Announced	Under the Plans
	Shares	Paid per Share		Plans or	or Programs
Period	Purchased			Programs	(A)
April 1, 2006 through April 30, 2006	94,400	$69.63	(B)	94,400	9,347,941
May 1, 2006 through May 31, 2006	604,222	$67.11		604,222	8,743,719
June 1, 2006 through June 30, 2006	1,126,197	$65.64		1,126,197	7,617,522
Total	1,824,819	$67.25		1,824,819	7,617,522

(A)	On January 26, 2006 the Company announced that its Board of Directors authorized the repurchase of up to ten million shares of our Common Stock in the open market or in private transactions.

(B)	Does not include $1.7 million representing a price adjustment on the final settlement of an accelerated repurchase program initiated in 2005. All shares repurchased under this program were deemed to be purchased at the initiation of the program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our Annual Meeting of Shareholders was held on May 11, 2006.

(b)	Not applicable.

(c)	Matters voted upon at the Annual Meeting and the number of shares voted for, against and abstaining from voting were as follows. There were no broker non-votes.
(1)	Election of four Directors for a term expiring in 2009.

	FOR	WITHHELD
Karl E. Case	77,567,889	2,370,752
Curt S. Culver	76,966,315	2,970,426
William A. McIntosh	78,458,328	1,480,313
Leslie M. Muma	77,215,186	2,723,455
(2)	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2006.

For:	79,306,755
Against:	38,166
Abstaining from Voting:	593,720
ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2006.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer

J. Michael Lauer Executive Vice President and Chief Financial Officer

\s\ Joseph J. Komanecki

Joseph J. Komanecki Senior Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit
11	Statement Re Computation of Net Income Per Share
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)
99	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006