Form 10-Q
period 2006-09-30
MGIC INVESTMENT CORP
filed 2006-11-09
CIK 876437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/31/06	83,016,733

MGIC INVESTMENT CORPORATION

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005	3

	Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-44

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44-45

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	46-48

Item 2.	Unregistered Sale of Equity Securities & Use of Proceeds	49

Item 6.	Exhibits	50

SIGNATURES		51

INDEX TO EXHIBITS
Statement Re Computation of Net Income Per Share
302 Certification of CEO
302 Certification of CFO
906 Certification of CEO and CFO
Risk Factors

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 (Unaudited) and December 31, 2005

	September 30,	December 30,
	2006	2005
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities (amortized cost, 2006-$5,116,645; 2005-$5,173,091)	$5,247,390	$5,292,942
Equity securities (cost, 2006-$2,716; 2005-$2,504)	2,705	2,488

Total investment portfolio	5,250,095	5,295,430

Cash and cash equivalents	257,414	195,256
Accrued investment income	64,252	66,369
Reinsurance recoverable on loss reserves	13,526	14,787
Prepaid reinsurance premiums	10,032	9,608
Premiums receivable	83,801	91,547
Home office and equipment, net	32,195	32,666
Deferred insurance policy acquisition costs	13,872	18,416
Investments in joint ventures	591,907	481,778
Other assets	198,091	151,712

Total assets	$6,515,185	$6,357,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,095,572	$1,124,454
Unearned premiums	181,490	159,823
Short- and long-term debt (note 2)	782,135	685,163
Income taxes payable	42,148	62,006
Other liabilities	193,746	161,068

Total liabilities	2,295,091	2,192,514

Contingencies (note 3)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 9/30/06 - 122,964,267 12/31/05 - 122,549,285; shares outstanding, 9/30/06 - 82,995,338 12/31/05 - 88,046,430	122,964	122,549
Paid-in capital	300,564	280,052
Treasury stock (shares at cost, 9/30/06 - 39,968,929 12/31/05 - 34,502,855)	(2,186,750)	(1,834,434)
Accumulated other comprehensive income, net of tax (note 5)	85,399	77,499
Retained earnings	5,897,917	5,519,389

Total shareholders’ equity	4,220,094	4,165,055

Total liabilities and shareholders’ equity	$6,515,185	$6,357,569

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Month Periods Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$340,268	$345,236	$1,014,751	$1,029,523
Assumed	597	291	1,441	744
Ceded	(34,995)	(31,349)	(104,570)	(94,630)

Net premiums written	305,870	314,178	911,622	935,637
Increase in unearned premiums, net	(9,663)	(8,337)	(21,245)	(2,084)

Net premiums earned	296,207	305,841	890,377	933,553
Investment income, net of expenses	61,486	57,338	178,830	171,519
Realized investment gains (losses), net	185	61	(1,566)	16,813
Other revenue	11,519	12,503	34,292	33,719

Total revenues	369,397	375,743	1,101,933	1,155,604

Losses and expenses:
Losses incurred, net	164,997	146,197	426,349	381,978
Underwriting and other expenses, net	70,704	69,695	216,461	205,649
Interest expense	9,849	10,084	28,007	31,318

Total losses and expenses	245,550	225,976	670,817	618,945

Income before tax and joint ventures	123,847	149,767	431,116	536,659
Provision for income tax	29,731	39,126	110,376	148,391
Income from joint ventures, net of tax	35,862	31,741	122,530	110,484

Net income	$129,978	$142,382	$443,270	$498,752

Earnings per share (note 4):
Basic	$1.56	$1.56	$5.21	$5.36

Diluted	$1.55	$1.55	$5.17	$5.33

Weighted average common shares outstanding — diluted (shares in thousands, note 4)	83,766	91,796	85,762	93,630

Dividends per share	$0.2500	$0.1500	$0.7500	$0.3750

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$443,270	$498,752
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of capitalized deferred insurance policy acquisition costs	10,523	15,253
Deferred insurance policy acquistion costs	(5,979)	(8,262)
Depreciation and amortization	17,219	13,581
Decrease in accrued investment income	2,117	4,934
Decrease in reinsurance recoverable on loss reserves	1,261	2,682
Increase in prepaid reinsurance premiums	(424)	(944)
Decrease (increase) in premium receivable	7,746	(456)
Decrease in loss reserves	(28,882)	(84,552)
Increase in unearned premiums	21,667	3,029
Decrease in income taxes payable	(24,181)	(28,049)
Equity earnings in joint ventures	(180,393)	(161,760)
Distributions from joint ventures	138,874	137,661
Other	6,551	21,020

Net cash provided by operating activities	409,369	412,889

Cash flows from investing activities:
Purchase of equity securities	(212)	—
Purchase of fixed maturities	(1,476,014)	(1,029,732)
Additional investment in joint ventures	(68,552)	(11,948)
Sale of investment in joint ventures	—	15,652
Sales of equity securities	—	9,541
Proceeds from sale of fixed maturities	1,291,036	965,558
Proceeds from maturity of fixed maturities	229,113	229,286

Net cash (used in) provided by investing activities	(24,629)	178,357

Cash flows from financing activities:
Dividends paid to shareholders	(64,741)	(35,128)
Proceeds from issuance of long-term debt	199,958	—
Net repayment of short-term debt	(108,841)	(43,084)
Reissuance of treasury stock	3,856	(4,386)
Repurchase of common stock	(373,049)	(341,734)
Common stock issued	15,912	8,134
Excess tax benefits from share-based payment arrangements	4,323	—

Net cash used in financing activities	(322,582)	(416,198)

Net increase in cash and cash equivalents	62,158	175,048
Cash and cash equivalents at beginning of period	195,256	166,468

Cash and cash equivalents at end of period	$257,414	$341,516

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
     The accompanying consolidated financial statements have not been audited by independent auditors in accordance with the standards of the Public Company Accounting Oversight Board (United States), but in the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.
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
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The Interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” When evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The Interpretation adopts a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. This Interpretation is effective for the first annual period beginning after

December 15, 2006. The Company is currently evaluating the impact this Interpretation will have on the Company’s results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also provides expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of this statement and the impact, if any, this statement will have on the Company’s results of operations and financial position.
     In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132R. The statement requires, among other things, an employer to recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year beginning for fiscal years ending after December 15, 2008. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions as of December 31, 2006 on a prospective basis. The Company expects the adoption of this statement to have no material impact on the Company’s financial position and no impact on the Company’s results of operations, since any impact will be recorded on the balance sheet through other comprehensive income.
Reclassifications
     Certain reclassifications have been made in the accompanying financial statements to 2005 amounts to conform to 2006 presentation.
Note 2 — Short- and long-term debt
     The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At September 30, 2006 and 2005, the Company had $84.3 million and $100.0 million in commercial paper outstanding with a weighted average interest rate of 5.36% and 3.80%, respectively.
     The Company has a $300 million, five year revolving credit facility, expiring in 2010. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2006, these requirements were met. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $215.7 million and $200.0 million at September 30, 2006 and 2005, respectively.
     In September 2006 the Company issued, in a public offering, $200 million, 5.625% Senior Notes due in 2011. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15, beginning on March 15, 2007. The Senior Notes were rated “A-1” by Moody’s, “A” by S&P and “A+” by Fitch. In addition to the recent offering, the Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007 outstanding at September 30, 2006. At September 30, 2005 the Company had $300 million, 7.5% Senior Notes due in October 2005 and $200 million, 6% Senior Notes due in March 2007. At September 30, 2006 and 2005, the market value of the outstanding debt (which also includes commercial paper) was $776.9 million and $603.6 million, respectively.
     Interest payments on all long-term and short-term debt were $27.3 million and $30.1 million for the nine months ended September 30, 2006 and 2005, respectively.
     During the first quarter of 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with the committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, the Company paid a fixed rate of 5.07% and received a variable interest rate based on the London Inter Bank Offering Rate (“LIBOR”). The swap had an expiration date coinciding with the maturity of the credit facility and was designated as a cash flow hedge. At September 30, 2006 the Company has no interest rate swaps outstanding.
     (Income) expense on the interest rate swaps for the nine months ended September 30, 2006 and 2005 of approximately ($0.1) million and $0.7 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
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
     In June 2005, in response to a letter from the New York Insurance Department (the “NYID”), the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the NYID requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the NYID that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MDC”), which regulates insurance, the Company provided the MDC with information about captive mortgage reinsurance and certain other matters. The Company subsequently provided additional information to the MDC. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.
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
     Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the nine months ended September 30, 2006 and 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Shares in thousands)
Weighted-average shares — Basic	83,238	91,087	85,161	92,982
Common stock equivalents	528	709	601	648

Weighted-average shares — Diluted	83,766	91,796	85,762	93,630

Note 5 — Comprehensive income
     The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(In thousands of dollars)
Net income	$129,978	$142,382	$443,270	$498,752
Other comprehensive income (loss)	72,140	(41,696)	7,900	(36,183)

Total comprehensive income	$202,118	$100,686	$451,170	$462,569

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains and losses	$—	$4,952	$777	$103
Amortization of deferred losses on derivatives	—	203	—	609
Change in unrealized gains and losses on investments	72,138	(47,369)	7,085	(37,849)
Other	2	518	38	954

Other comprehensive income (loss)	$72,140	$(41,696)	$7,900	$(36,183)

     At September 30, 2006, accumulated other comprehensive income of $85.4 million included $85.0 million of net unrealized gains on investments and $0.4 million relating to the accumulated other comprehensive gain of the Company’s joint venture investment, all net of tax. At December 31, 2005, accumulated other comprehensive income of $77.5 million included $77.9 million of net unrealized gains on investments, ($0.8) million relating to derivative financial instruments and $0.4 million relating to the accumulated other comprehensive loss of the Company’s joint venture investment.

Note 6 — Benefit Plans
     The following table provides the components of net periodic benefit cost for the pension and other postretirement benefit plans:

	Three Months Ended
	September 30,
			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
	(In thousands of dollars)
Service cost	$2,348	$2,209	$907	$854
Interest cost	2,607	2,370	1,020	931
Expected return on plan assets	(3,724)	(3,354)	(649)	(561)
Recognized net actuarial loss (gain)	35	—	105	75
Amortization of transition obligation	—	—	71	70
Amortization of prior service cost	216	186	—	—

Net periodic benefit cost	$1,482	$1,411	$1,454	$1,369

	Nine Months Ended
	September 30,
			Other Postretirement
	Pension Benefits		Benefits
	2006	2005	2006	2005
		(In thousands of dollars)
Service cost	$7,044	$6,629	$2,721	$2,561
Interest cost	7,820	7,112	3,058	2,792
Expected return on plan assets	(11,172)	(10,064)	(1,946)	(1,682)
Recognized net actuarial loss (gain)	106	—	316	226
Amortization of transition obligation	—	—	213	212
Amortization of prior service cost	648	556	—	—

Net periodic benefit cost	$4,446	$4,233	$4,362	$4,109

     The Company previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute approximately $10.3 million and $4.6 million, respectively, to its pension and postretirement plans in 2006. As of September 30, 2006, no contributions have been made.
Note 7 – Share-based compensation plans
     The Company has certain share-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share- Based Payment,” under the modified prospective method, accordingly prior period amounts have not been restated. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be measured based on the fair value of the equity or liability instrument issued and be recognized in the financial statements of the Company. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value recognition provisions of SFAS No. 123 were voluntarily adopted by the Company in 2003 prospectively to all employee awards granted or modified on or after January 1, 2003. The adoption of SFAS No. 123R and SFAS No. 123 did not have a material effect on the Company’s results of operations or its financial position. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under the Company’s plans generally vest over periods ranging from one to five years.
     The cost related to stock-based employee compensation included in the determination of net income for 2005 was less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2005.

	Three Months Ended	Nine Months Ended
	September 30,
	2005	2005
	(in thousands of dollars,
	except per share data)
Net income, as reported	$142,382	$498,752

Add stock-based employee compensation expense included in reported net income, net of tax	3,186	8,913

Deduct stock-based employee compensation expense determined under fair value method for all awards, net of tax	(4,273)	(12,190)

Pro forma net income	$141,295	$495,475

Earnings per share:
Basic, as reported	$1.56	$5.36

Basic, pro forma	$1.55	$5.33

Diluted, as reported	$1.55	$5.33

Diluted, pro-forma	$1.54	$5.29

     The compensation cost that has been charged against income for the share-based plans was $8.8 million and $25.4 million for the three and nine months ended

September 30, 2006, compared to $4.9 million and $13.7 million for the three and nine months ended September 30, 2005. The related income tax benefit recognized for the share-based compensation plans was $8.9 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively.
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
     A summary of option activity in the stock incentive plans during 2006 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option
Outstanding, December 31, 2005	$54.19	3,274,731

Granted	—	—
Exercised	39.20	(238,437)
Forfeited or expired	54.80	(13,930)

Outstanding, March 31, 2006	$55.37	3,022,364

Granted	$—	—
Exercised	50.68	(255,745)
Forfeited or expired	68.50	(2,800)

Outstanding, June 30, 2006	$55.79	2,763,819

Granted	$—	—
Exercised	—	—
Forfeited or expired	63.80	(200)

Outstanding, September 30, 2006	$55.79	2,763,619

     During the nine months ended September 30, 2006, the total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $10.0 million. The total amount of cash received from exercise of options was $15.0 million and the related net tax benefit realized from the exercise of those stock options was $3.5 million for the same period. There were no options exercised during the third quarter of 2006.
     The following is a summary of stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
Exercise		Remaining	Average		Remaining	Average
Price		Average	Exercise		Average	Exercise
Range	Shares	Life (years)	Price	Shares	Life (years)	Price
$33.81 - 47.31	1,167,619	4.0	$44.17	633,629	3.6	$43.70

$53.70 - 68.63	1,596,000	5.6	$64.28	1,119,300	5.2	$63.15

Total	2,763,619	4.9	$55.79	1,752,929	4.6	$56.12

     The aggregate intrinsic value of options outstanding at September 30, 2006 was $11.6 million. The aggregate intrinsic value of options exercisable was $6.8 million. The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $59.97 as of September 30, 2006 which would have been received by the option holders had all option holders exercised their options on that date.

     A summary of restricted stock or restricted stock units during 2006 is as follows:

	Fair Market
	Value	Shares
Restricted stock outstanding at December 31, 2005	$60.50	912,671

Granted	64.66	564,350
Vested	56.87	(262,982)
Forfeited	61.53	(6,069)

Restricted stock outstanding at March 31, 2006	$63.26	1,207,970

Granted	69.96	1,000
Vested	—	—
Forfeited	64.26	(240)

Restricted stock outstanding at June 30, 2006	$63.27	1,208,730

Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted stock outstanding at September 30, 2006	$63.27	1,208,730

     At September 30, 2006, 4,523,718 shares were available for future grant under the 2002 stock incentive plan. Of the shares available for future grant, 4,440,398 are available for restricted stock awards.
     As of September 30, 2006, there was $61.6 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was zero and $17.1 million, respectively.
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

Condensed Consolidating Balance Sheets
At September 30, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$2,420	$4,946,219	$301,456	$—	$5,250,095
Cash and cash equivalents	179,321	55,130	22,963	—	257,414
Reinsurance recoverable on loss reserves	—	74,534	21	(61,029)	13,526
Prepaid reinsurance premiums	—	25,273	2	(15,243)	10,032
Deferred insurance policy acquisition costs	—	13,872	—	—	13,872
Investments in subsidiaries/joint ventures	4,819,322	591,907	—	(4,819,322)	591,907
Other assets	18,885	383,965	28,431	(52,942)	378,339

Total assets	$5,019,948	$6,090,900	$352,873	$(4,948,536)	$6,515,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,095,572	$61,029	$(61,029)	$1,095,572
Unearned premiums	—	181,491	15,242	(15,243)	181,490
Short- and long-term debt	782,096	9,364	—	(9,325)	782,135
Other liabilities	17,758	208,252	42,279	(32,395)	235,894

Total liabilities	799,854	1,494,679	118,550	(117,992)	2,295,091

Total shareholders’ equity	4,220,094	4,596,221	234,323	(4,830,544)	4,220,094

Total liabilities and shareholders’ equity	$5,019,948	$6,090,900	$352,873	$(4,948,536)	$6,515,185

Condensed Consolidating Balance Sheets
At December 31, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$2,570	$5,047,475	$245,385	$—	$5,295,430
Cash and cash equivalents	211	176,370	18,675	—	195,256
Reinsurance recoverable on loss reserves	—	78,097	36	(63,346)	14,787
Prepaid reinsurance premiums	—	17,521	3	(7,916)	9,608
Deferred insurance policy acquisition costs	—	18,416	—	—	18,416
Investments in subsidiaries/joint ventures	4,842,932	481,778	—	(4,842,932)	481,778
Other assets	13,542	356,624	28,274	(56,146)	342,294

Total assets	$4,859,255	$6,176,281	$292,373	$(4,970,340)	$6,357,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,124,454	$63,346	$(63,346)	$1,124,454
Unearned premiums	—	159,823	7,916	(7,916)	159,823
Short- and long-term debt	685,124	9,364	—	(9,325)	685,163
Other liabilities	9,076	232,109	13,435	(31,546)	223,074

Total liabilities	694,200	1,525,750	84,697	(112,133)	2,192,514

Total shareholders’ equity	4,165,055	4,650,531	207,676	(4,858,207)	4,165,055

Total liabilities and shareholders’ equity	$4,859,255	$6,176,281	$292,373	$(4,970,340)	$6,357,569

Condensed Consolidating Statements of Operations
Three months ended September 30, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$287,209	$18,696	$(35)	$305,870

Net premiums earned	—	276,908	19,334	(35)	296,207

Equity in undistributed net income of subsidiaries	(18,635)	—	—	18,635	—
Dividends received from subsidiaries	155,000			(155,000)	—
Investment income, net of expenses	87	57,119	4,280	—	61,486
Realized investment gains, net	—	(100)	34	251	185
Other revenue	—	2,724	8,795	—	11,519

Total revenues	136,452	336,651	32,443	(136,149)	369,397

Losses and expenses:
Losses incurred, net	—	154,632	10,365	—	164,997
Underwriting and other expenses	65	50,788	19,897	(46)	70,704
Interest expense	9,849	—	—	—	9,849

Total losses and expenses	9,914	205,420	30,262	(46)	245,550

Income before tax and joint ventures	126,538	131,231	2,181	(136,103)	123,847
Provision (credit) for income tax	(3,440)	32,957	(123)	337	29,731
Income from joint ventures, net of tax	—	35,862	—	—	35,862

Net income	$129,978	$134,136	$2,304	$(136,440)	$129,978

Condensed Consolidating Statements of Operations
Nine months ended September 30, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$850,926	$60,793	$(97)	$911,622

Net premiums earned	—	837,010	53,464	(97)	890,377

Equity in undistributed net income of subsidiaries	(53,555)	—	—	53,555	—
Dividends received from subsidiaries	515,000			(515,000)	—
Investment income, net of expenses	237	168,519	10,074	—	178,830
Realized investment gains, net	—	(1,948)	131	251	(1,566)
Other revenue	—	8,081	26,211	—	34,292

Total revenues	461,682	1,011,662	89,880	(461,291)	1,101,933

Losses and expenses:
Losses incurred, net	—	405,984	20,365	—	426,349
Underwriting and other expenses	192	156,067	60,332	(130)	216,461
Interest expense	28,007	—	—	—	28,007

Total losses and expenses	28,199	562,051	80,697	(130)	670,817

Income before tax and joint ventures	433,483	449,611	9,183	(461,161)	431,116
Provision (credit) for income tax	(9,787)	118,653	1,118	392	110,376
Income from joint ventures, net of tax	—	122,530	—	—	122,530

Net income	$443,270	$453,488	$8,065	$(461,553)	$443,270

Condensed Consolidating Statements of Operations
Three months ended September 30, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$293,294	$20,947	$(63)	$314,178

Net premiums earned	—	289,439	16,465	(63)	305,841

Equity in undistributed net income of subsidiaries	103,879	—	—	(103,879)	—
Dividends received from subsidiaries	44,300			(44,300)	—
Investment income, net of expenses	1,249	53,528	2,561	—	57,338
Realized investment gains, net	—	42	19	—	61
Other revenue	—	455	12,048	—	12,503

Total revenues	149,428	343,464	31,093	(148,242)	375,743

Losses and expenses:
Losses incurred, net	—	139,779	6,418	—	146,197
Underwriting and other expenses	84	47,034	22,651	(74)	69,695
Interest expense	10,083	—	—	1	10,084

Total losses and expenses	10,167	186,813	29,069	(73)	225,976

Income before tax and joint ventures	139,261	156,651	2,024	(148,169)	149,767
Provision (credit) for income tax	(3,121)	42,099	143	5	39,126
Income from joint ventures, net of tax	—	31,741	—	—	31,741

Net income	$142,382	$146,293	$1,881	$(148,174)	$142,382

Condensed Consolidating Statements of Operations
Nine months ended September 30, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$881,596	$54,250	$(209)	$935,637

Net premiums earned	—	883,688	50,074	(209)	933,553

Equity in undistributed net income of subsidiaries	10,445	—	—	(10,445)	—
Dividends received from subsidiaries	507,900			(507,900)	—
Investment income, net of expenses	1,852	162,684	7,407	(424)	171,519
Realized investment gains, net	—	16,780	33	—	16,813
Other revenue	—	1,351	32,368	—	33,719

Total revenues	520,197	1,064,503	89,882	(518,978)	1,155,604

Losses and expenses:
Losses incurred, net	—	364,023	17,955	—	381,978
Underwriting and other expenses	214	141,649	64,028	(242)	205,649
Interest expense	31,318	424	—	(424)	31,318

Total losses and expenses	31,532	506,096	81,983	(666)	618,945

Income before tax and joint ventures	488,665	558,407	7,899	(518,312)	536,659
Provision (credit) for income tax	(10,087)	157,759	1,007	(288)	148,391
Income from joint ventures, net of tax	—	110,484	—	—	110,484

Net income	$498,752	$511,132	$6,892	$(518,024)	$498,752

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$524,364 (1)	$361,916	$60,911	$(537,823)	$409,368
Net cash (used in) from investing activities:	(18,350)	31,844	(56,623)	18,500	(24,629)
Net cash used in financing activities:	(326,904)	(515,000)	—	519,323	(322,581)

Net increase (decrease) in Cash	$179,110	$(121,240)	$4,288	$—	$62,158

(1)	Includes dividends received from subsidiaries of $515,000.
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$519,716 (1)	$391,328	$12,845	$(511,000)	$412,889
Net cash (used in) from investing activities:	(2,948)	198,415	(20,210)	3,100	178,357
Net cash used in financing activities:	(416,198)	(507,900)	—	507,900	(416,198)

Net increase (decrease) in Cash	$100,570	$81,843	$(7,365)	$—	$175,048

(1)	Includes dividends received from subsidiaries of $507,900.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Business and General Environment
     Through our subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”), we are the leading provider of private mortgage insurance in the United States to the home mortgage lending industry. Our principal products are primary mortgage insurance and pool mortgage insurance. Primary mortgage insurance may be written through the flow market channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk market channel, in which portfolios of loans are individually insured in single, bulk transactions.
     As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005. We refer to this Discussion as the “10-K MD&A.”
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
   2006 Third Quarter Results
     Our results of operations in the third quarter of 2006 were principally affected by:
•	Losses incurred
   Losses incurred for the third quarter of 2006 increased compared to the same period in 2005 primarily due to a smaller decrease in the estimates regarding how many delinquencies will result in a claim, when compared to the same period in 2005. The decrease in estimates regarding how many delinquencies will result in a claim (claim rate) is the result of recent historical improvements in the claim rate in certain geographical regions, with the exception of the Midwest where recent historical claim rates have not improved. The states of Michigan, Ohio and Indiana accounted for approximately 35% of our losses paid for the third quarter. Additionally, news from the auto industry suggests continued cuts in Midwest employment for the next couple of years.

•	Premiums written and earned
     During the third quarter of 2006, our written and earned premiums were lower than in the third quarter of 2005 due to lower average premium rates, offset by a slight increase in the average insurance in force.
•	Underwriting expenses
     Underwriting expenses increased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to additional expenses related to Myers Internet (acquired in January 2006), equity based compensation and expansion into international operations.
•	Investment income
          Investment income in the third quarter of 2006 was higher than in the third quarter of 2005 due to an increase in the pre-tax yield.
•	Income from joint ventures
     Income from joint ventures increased in the third quarter of 2006 compared to the same period in 2005 due to higher income from C-BASS and Sherman. See “Results of Consolidate Operations – Joint Ventures.”

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
NIW
          The amount of MGIC’s NIW (this term is defined in the “Overview-Business and General Environment” section) during the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	($ billions)
	2006	2005	2006	2005
Flow	$10.9	$11.4	$28.9	$30.7
Bulk	5.8	6.8	13.9	15.5

Total NIW	$16.7	$18.2	$42.8	$46.2

Refinance volume as a % of primary flow NIW	20%	27%	23%	28%
     NIW on a flow basis for the third quarter and first nine months of 2006 was less than the volume during the comparable periods in 2005. This decrease was primarily the result of a decrease in refinance volume. Refinance volume in turn is driven by changes in interest rates as discussed with respect to cancellations below. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below.

Cancellations and insurance in force
     NIW and cancellations of primary insurance in force during the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ billions)
NIW	$16.7	$18.2	$42.8	$46.2
Cancellations	(13.1)	(19.8)	(39.4)	(53.1)

Change in primary insurance in force	$3.6	$(1.6)	$3.4	$(6.9)

     Direct primary insurance in force was $173.4 billion at September 30, 2006 compared to $170.0 billion at December 31, 2005 and $170.2 billion at September 30, 2005. In the third quarter of 2006 insurance in force increased $3.6 billion. The $2.9 billion increase in insurance in force in the second quarter of 2006 was the first quarter of growth in the in force book since the fourth quarter of 2002.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) was 67.8% at September 30, 2006, an increase from 61.3% at December 31, 2005 and 60.2% at September 30, 2005. We expect modest improvement in the persistency rate for the remainder of 2006, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late October 2006.
Bulk transactions
     NIW from bulk transactions during the third quarter and first nine months of 2006 was less than the volume during the comparable periods in 2005.
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
Pool insurance
     In addition to providing primary insurance coverage, we also insure pools of mortgage loans. New pool risk written during the three months ended September 30, 2006 and 2005 was $43 million and $97 million, respectively. Our direct pool risk in force was $3.1 billion, $2.9 billion and $2.9 billion at September 30, 2006, December 31, 2005 and September 30, 2005, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and those without such limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. Under this model, at September 30, 2006 and 2005, for $4.5 billion and $5.1 billion, respectively, of risk without such limits, risk in force was calculated at $472 million and $468 million, respectively. For the three months ended September 30, 2006 and 2005 for $15 million and $98 million, respectively, of risk without contractual aggregate loss limits, new risk written under this model was $1 million and $5 million, respectively.
     New pool risk written during the nine months ended September 30, 2006 and 2005 was $200 million and $203 million, respectively. Under the model described above, for the nine months ended September 30, 2006 and 2005 for $45 million and $900 million, respectively, of risk without contractual aggregate loss limits, new risk written during those periods was calculated at $3 million and $49 million, respectively.
Net premiums written and earned
     Net premiums written and earned during the third quarter of 2006 decreased due to lower average premium rates, offset by a slight increase in the average insurance in force, when compared to the same period in 2005. Net premiums written and earned during the first nine months of 2006 decreased due to lower average premium rates, as well as a decline in the average insurance in force, when compared to the same period in 2005. Average premium rates declined during these periods due to insurance with deductibles written through the bulk channel. We anticipate that net premiums written and earned in the fourth quarter of 2006 will be lower than the comparable period in 2005, due to lower average premium rates, offset by slight growth in the average insurance in force.
Risk sharing arrangements
     For the quarter ended June 30, 2006, approximately 47.4% of our new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 47.8% for the quarter ended September 30, 2005. The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the current quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
     Continuing a program begun in 2005 to reduce exposure to certain geographical areas and categories of risk, during the first nine months of 2006, we entered into an excess of loss reinsurance agreement under which we ceded approximately $45 million of risk in force to a special purpose reinsurance company. The structure of this reinsurance transaction was similar to two reinsurance transactions entered into in 2005. See the 10-K MD&A under “Results of Consolidated Operations – Risk-sharing arrangements.” The total original risk in force ceded under these three transactions was $130 million. Premiums ceded under these three reinsurance agreements have not been material and are included in “ceded premiums.” We may enter into similar transactions in the future.
Investment income
     Investment income for the third quarter of 2006 increased due to an increase in the average investment yield. Investment income for the first nine months of 2006 increased due to an increase in the average investment yield, offset by a slight decrease in the average amortized cost of invested assets. The portfolio’s average pre-tax investment yield was 4.54% at September 30, 2006 and 4.21% at September 30, 2005. The portfolio’s average after-tax investment yield was 4.01% at September 30, 2006 and 3.79% at September 30, 2005. Our net realized gains in the third quarter and net realized losses in the first nine months of 2006 were immaterial. Our net realized gains in the third quarter and first nine months of 2005 resulted primarily from the sale of fixed maturities.
Other revenue
     The decrease in other revenue in the third quarter of 2006 compared to the third quarter of 2005 is primarily the result of decreased revenue from contract underwriting, offset by additional revenue from the operation of Myers Internet. The increase in other revenue for the first nine months of 2006 compared to the same period in 2005 is primarily the result of additional revenue from the operation of Myers Internet, offset by a decrease in revenue from contract underwriting.
Losses
     As discussed in “Critical Accounting Policies” in the 10-K MD&A, consistent with industry practices, loss reserves for future claims are established only for loans that are currently delinquent. (The terms “delinquent” and “default” are used interchangeably by the Company and are defined as an insured loan with a mortgage payment that is 45 days or more past due.) Loss reserves are established by management’s estimating the number of loans in our inventory of delinquent loans that will not cure their delinquency and thus result in a claim (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that we will pay in claims on the loans that do not cure, which is referred to as claim severity.
     The estimated claims rates and claims amounts represent what management believes best reflect the estimate of what will actually be paid on the loans in default as of the reserve date. The estimate of claims rates and claims amounts are based on management’s review of recent trends in default inventory. Management reviews recent trends in the rate at which defaults resulted in a claim (i.e. claims rate), the amount of the claim (i.e. severity), the change in the level of defaults by geography and the change in average loan exposure. The process does not encompass management projecting any correlation between claims rate and claims amounts to projected economic conditions such as changes in unemployment rate, interest rate or housing value. As a result, management’s process to determine reserves does not include quantitative ranges of outcomes that are reasonably likely to occur.
     In considering the potential sensitivity of the factors underlying management’s best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations. For example, as of the reserve date, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor could change the reserve amount by approximately $55 million. Historically, it has not been uncommon for us to experience variability in the development of the reserves at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Losses incurred	Reserve at
	related to	end of
	prior years (1)	prior year
2005	$126,167	$1,185,594
2004	13,451	1,061,788
2003	(113,797)	733,181
2002	74,252	613,664
2001	212,126	609,546

(1)	A positive number for a prior year indicates a redundancy of loss reserves, and a negative number for a prior year indicates a deficiency of loss reserves.
     The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose the Company to greater loss, including through resale of properties obtained through foreclosure proceedings. Changes to our estimates could result in material changes to our operations, even in a stable economic environment. Adjustments to reserve estimates are reflected in the financial statements in the periods in which the adjustments are made.

     Net losses incurred increased in the third quarter of 2006 compared to the same period in 2005 due to a smaller decrease in the estimates regarding how many delinquencies will eventually result in a claim, when compared to the same period in 2005. The decrease in estimates regarding how many delinquencies will result in a claim is the result of recent historical improvements in the claim rate in certain geographical regions, with the exception of the Midwest where recent historical claim rates have not improved. The states of Michigan, Ohio and Indiana accounted for approximately 35% of our losses paid for the third quarter. Additionally, news from the auto industry suggests continued cuts in Midwest employment for the next couple of years.
     The average primary claim paid for the three months ended September 30, 2006 was $29,606 compared to $26,735 for the same period in 2005.
     Net losses incurred increased in the first nine months of 2006 compared to the same period in 2005 due to a larger increase in the estimates regarding how much will be paid on claims, as well as a smaller decrease in the estimates regarding how many delinquencies will eventually result in a claim, when both are compared to the same period in 2005. The increase in estimates regarding how much will be paid on claims is primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as a decrease in our ability to mitigate losses through the sale of properties in some geographical areas. The decrease in estimates regarding how many delinquencies will result in a claim is the result of recent historical improvements in the claim rate in certain geographical regions, with the exception of the Midwest where recent historical claim rates have not improved. The states of Michigan, Ohio and Indiana accounted for approximately 35% of our losses paid for the first nine months of 2006. Additionally, news from the auto industry suggests continued cuts in Midwest employment for the next couple of years.
     The average primary claim paid for the nine months ended September 30, 2006 was $27,874 compared to $26,173 for the same period in 2005.
     Information about the composition of the primary insurance default inventory at September 30, 2006, December 31, 2005 and September 30, 2005 appears in the table below.

	September 30,	December 31,	September 30,
	2006	2005	2005
Total loans delinquent	76,301	85,788	78,754
Percentage of loans delinquent (default rate)	5.98%	6.58%	5.95%

Flow loans delinquent	41,130	47,051	41,742
Percentage of flow loans delinquent (default rate)	3.99%	4.52%	3.95%

Bulk loans delinquent	35,171	38,737	37,012
Percentage of bulk loans delinquent (default rate)	14.33%	14.72%	13.92%

A-minus and subprime credit loans delinquent*	33,727	36,485	34,265
Percentage of A-minus and subprime credit loans delinquent (default rate)	18.70%	18.30%	16.66%

*	A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.
     The pool notice inventory decreased from 23,772 at December 31, 2005 to 20,244 at September 30, 2006; the pool notice inventory was 23,033 at September 30, 2005.
Information about net losses paid in 2006 and 2005 appears in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net paid claims ($ millions)

Flow	$67	$72	$201	$217
Bulk	69	65	187	187
Other	21	20	66	60

	$157	$157	$454	$464

     Net paid claims in 2006 were $135 million in the first quarter, $162 million in the second quarter and $157 million in the third quarter. The sequential increase in paid claims compared to the first quarter was primarily the result of an acceleration in bankruptcy filings in October 2005 prior to the change in the bankruptcy laws. The effect of this acceleration was that we paid claims in the second and third quarters of 2006 that we would otherwise have paid after these quarters. To a lesser extent, the increase was also the result of the GSE’s lifting of the moratorium on pursuing delinquencies in certain areas of the hurricane impacted states and the beginning of the clearance of a foreclosure backlog in Ohio. The effect of these factors was that claims that would otherwise have been paid before the second and third quarter were paid in those quarters.

     As of September 30, 2006, 67% of our primary insurance in force was written subsequent to December 31, 2003. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.
Underwriting and other expenses
     Underwriting and other expenses in the third quarter and first nine months of 2006 were more than the comparable periods in 2005. The increase was primarily due to additional expenses from Myers Internet, equity based compensation and expansion into international operations. (In the first nine months of 2006, $4.0 million of equity based compensation expenses were related to the adoption of FAS 123R.) The effect of these expense increases was partially offset by lower non-insurance expenses.
Consolidated ratios
     The table below presents our consolidated loss, expense and combined ratios for the periods indicated.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Consolidated Insurance Operations:

Loss ratio	55.7%	47.8%	47.9%	40.9%
Expense ratio	16.4%	15.7%	16.9%	15.6%

Combined ratio	72.1%	63.5%	64.8%	56.5%

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
Income taxes
     The effective tax rate was 24.0% in the third quarter of 2006, compared to 26.1% in the third quarter of 2005. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax preferenced investments. Our tax preferenced investments include tax-exempt municipal bonds, interests in mortgage related securities with flow through characteristics and investments in real estate ventures which generate low income housing credits. The lower effective tax rate in 2006 resulted from a higher percentage of total income before tax being generated from tax preferenced investments, which resulted from lower levels of underwriting income.
     The effective tax rate was 25.6% in the first nine months of 2006, compared to 27.7% in the first nine months of 2005. The lower effective tax rate in 2006 resulted from a higher percentage of total income before tax being generated from tax preferenced investments, which resulted from lower levels of underwriting income.
Joint ventures
     Our equity in the earnings from the C-BASS and Sherman joint ventures with Radian Group Inc. (“Radian”) and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. The increase in income from joint ventures for the third quarter and first nine months of 2006 compared to the third quarter and first nine months of 2005 is primarily the result of increased equity earnings from each of C-BASS and Sherman.
C-BASS
     Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.
Summary Balance Sheet:
(September 30, 2006 — unaudited
December 31, 2005 — audited)

	September 30,	December 31,
	2006	2005
	($ millions)
Assets
Whole loans	$4,655	$4,638
Securities	1,923	2,054
Servicing	569	468
Other	1,285	534

Total Assets	$8,432	$7,694

Total Liabilities	$7,522	$6,931

Debt*	5,809	6,434

Owners’ Equity	910	763

*	Most of which is scheduled to mature within one year or less.
     Included in whole loans and total liabilities at September 30, 2006 were approximately $941 million of assets and the same amount of liabilities from 3rd party securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above. There were no such assets and liabilities at December 31, 2005.
Summary Income Statement
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ millions)
Portfolio	$71.6	$53.6	$256.5	$220.7
Servicing	94.2	73.8	275.8	213.9
Money management	8.0	7.2	24.1	21.4
Other	—	—	0.1	0.1

Total revenue	173.8	134.6	556.5	456.1

Total expense	114.1	89.0	333.9	274.8

Income before tax	$59.7	$45.6	$222.6	$181.3

Company’s share of pretax income	$27.5	$21.0	$102.7	$83.6

     See “Overview—Business and General Environment—Income from Joint Ventures—C-BASS” for a description of the components of the revenue lines.
     The increased contribution for the third quarter of 2006, compared to the same period in 2005, was primarily due to increased net interest income and servicing revenue. Higher net interest income was the result of a higher average investment portfolio and higher earnings on trust deposits for securities serviced by Litton as well as the overall interest rate movement. The increased servicing revenue was due primarily to Litton’s higher average servicing portfolio.
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
     Our investment in C-BASS on an equity basis at September 30, 2006 was $430.1 million. We received $35.2 million in distributions from C-BASS during the first nine months of 2006.

Sherman
     Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.
Summary Balance Sheet:
(September 30, 2006 — unaudited
December 31, 2005 — audited)

	September 30,	December 31,
	2006	2005
	($ millions)
Total Assets	$1,078	$979

Total Liabilities	900	743

Debt	727	597

Members’ Equity	178	236
     During 2006, the changes in debt and members’ equity were primarily related to a capital distribution paid during the year. We received $103.7 million in distributions in the first nine months of 2006. Our investment in Sherman on an equity basis at September 30, 2006 was $124.9 million. See discussion below on the exercise of the restructured call option, as well as our Current Report on Form 8-K filed on September 15, 2006.

Summary Income Statement
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ millions)
Revenues from receivable portfolios	$248.7	$224.8	$809.9	$672.0
Portfolio amortization	84.6	71.8	289.5	221.2

Revenues, net of amortization	164.1	153.0	520.4	450.8

Credit card interest income and fees	93.8	59.4	254.7	121.7
Other revenue	2.4	7.1	15.3	30.6

Total revenues	260.3	219.5	790.4	603.1

Expenses	179.0	147.3	548.6	397.1

Income before tax	$81.3	$72.2	$241.8	$206.0

Company’s share of pretax income	$26.7	$26.4	$82.2	$82.0

     Sherman experienced increased net revenues in 2006 from portfolios owned and from the operations of the Credit One Bank, acquired in March 2005. The increase in expenses in 2006 relates to the Credit One acquisition.
     In connection with the restructuring of the Sherman option, effective July 1, 2006, 94% of the existing interests in Sherman were recapitalized into Class A Common Units and the remaining 6% were recapitalized into a combination of Preferred Units and Class B Common Units. After exercise of the option we now own 40.96% of the Class A units and 50% of the Preferred Units. Also upon exercise of the option, the option price paid in excess of the book value, $61.5 million was allocated to Sherman’s assets on our financial records, up to the fair market value of those assets. The written up assets will be amortized over their assumed lives, resulting in additional amortization expense for us above Sherman’s actual amortization expense. The “Company’s share of pretax income” line item in the table above includes $6.6 million of this additional amortization expense for both the three and nine months ended September 30, 2006. The difference between the option price paid over book value and the fair value of the assets is recorded in our financial records as goodwill and will be periodically tested for impairment.
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
Financial Condition
     In September 2006 the Company issued, in a public offering, $200 million, 5.625% Senior Notes due in 2011. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15, beginning on March 15, 2007. The Senior Notes were rated “A-1” by Moody’s, “A” by S&P and “A+” by Fitch. In addition to the recent offering, the Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007 outstanding at September 30, 2006. At September 30, 2006 and 2005, the market value of the outstanding debt (which also includes commercial paper) was $776.9 million and $603.6 million, respectively.
     See “Results of Operations–Joint ventures” above for information about the financial condition of C-BASS and Sherman.
     As of September 30, 2006, 82% of the investment portfolio was invested in tax-preferenced securities. In addition, at September 30, 2006, based on book value, approximately 98% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.
     At September 30, 2006, our derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2006, the effective duration of our fixed income investment portfolio was 4.8 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.8% change in the market value of our fixed income portfolio.
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

     We have a $300 million commercial paper program, which is rated “A-1” by S&P and “P-1” by Moody’s. At September 30, 2006 and 2005, we had $84.3 and $100.0 million in commercial paper outstanding with a weighted average interest rate of 5.36% and 3.80%, respectively. We have a $300 million, five year revolving credit facility expiring in 2010 which will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $215.7 million and $200.0 million at September 30, 2006 and 2005, respectively.
     During the first quarter of 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with the committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, we paid a fixed rate of 5.07% and received a variable interest rate based on LIBOR. The swap had an expiration date coinciding with the maturity of the credit facility and was designated as a cash flow hedge. At September 30, 2006 we have no interest rate swaps outstanding.
     (Income) expense on the interest rate swaps for the nine months ended September 30, 2006 and 2005 of approximately ($0.1) million and $0.7 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
     The commercial paper, back-up credit facility and the Senior Notes are obligations of the Company and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In the first nine months of 2006, MGIC paid three quarterly dividends of $55 million each, as well as extraordinary dividends totaling $350 million. As a result of the extraordinary dividends, MGIC cannot currently pay any dividends without regulatory approval. In early November 2006 MGIC received regulatory approval to pay a quarterly dividend of $55 million in the fourth quarter of 2006.
     During the first nine months of 2006, we repurchased 5.9 million shares of Common Stock under publicly announced programs at a cost of $373.0 million. At September 30, 2006, we had authority covering the purchase of an additional 4.9 million shares under these programs. For additional information regarding stock repurchases, see Item 2(c) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through September 30, 2006, we repurchased 41.4 million shares under publicly announced programs at a cost of $2.3 billion. Funds for the shares repurchased by us since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.
     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2006, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $53.3 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through September 30, 2006, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.
     Our consolidated risk-to-capital ratio was 7.4:1 at both September 30, 2006 and December 31, 2005.
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
     Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 and in Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10-Qs and through updating of various statistical information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2006, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet investment grade credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2006, the effective duration of our fixed income investment portfolio was 4.8 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.8% change in the market value of our fixed income investment portfolio.
     Our borrowings under our commercial paper program are subject to interest rates that are variable. See the fourth and fifth paragraphs under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of our interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 A. Risk Factors
     With the possible exception of the changes set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The principal changes to the risk factors that are set forth below were also included in Exhibit 99 to our Current Report on Form 8-K dated October 12, 2006. Exhibit 99 set forth our risk factors as part of our press release announcing earnings for the third quarter of 2006. Some of the information in the risk factors in the 10-K has been updated by information in the same risk factor included in that Exhibit 99.
Deterioration in the domestic economy or in home prices in the segment of the market the Company serves or changes in the mix of business may result in more homeowners defaulting and the Company’s losses increasing.
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
     Approximately 9% of the Company’s primary risk in force written through the flow channel, and 72% of the Company’s primary risk in force written through the bulk channel, consists of adjustable rate mortgages (“ARMs”). The Company believes that during a prolonged period of rising interest rates, claims on ARMs would be substantially higher than for fixed rate loans, although the performance of ARMs has not been tested in such an environment. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, the Company believes the volume of “interest-only” loans (which may also be ARMs) and loans with negative amortization features, such as pay option ARMs, increased in 2005 and 2006. Because interest-only loans and pay option ARMs are a relatively recent development, the Company has no data on their historical performance. The Company believes claim rates on certain of these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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
     In June 2005, in response to a letter from the New York Insurance Department (the “NYID”), the Company provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the NYID requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the NYID that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MDC”), which regulates insurance, the Company provided the MDC with information about captive mortgage reinsurance and certain other matters. The Company subsequently provided additional information to the MDC. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.
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
     C-BASS: Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) is principally engaged in the business of investing in the credit risk of credit sensitive single-family residential mortgages. C-BASS is particularly exposed to funding risk and to credit risk through ownership of the higher risk classes of mortgage backed securities from its own securitizations and those of other issuers. In addition, C-BASS’s results are sensitive to its ability to purchase mortgage loans and securities on terms that it projects will meet its return targets. C-BASS’s mortgage purchases in 2005 and 2006 have primarily been of subprime mortgages, which bear a higher risk of default. Further, a higher proportion of subprime mortgage originations in 2005 and in 2006, as compared to 2004, were interest-only loans, which C-BASS views as having greater credit risk. C-BASS has not purchased any pay option ARMs, which are another type of higher risk mortgage. Credit losses are affected by housing prices. A higher house price at default than at loan origination generally mitigates credit losses while a lower house price at default generally increases losses. Over the last several years, in certain regions home prices have experienced rates of increase greater than historical norms and greater than growth in median incomes. During the period 2003 to 2005, according to the Office of Federal Housing Oversight, home prices nationally increased 27%. Recent forecasts predict that home prices will have minimal if any increase over the remainder of 2006, and may decline in certain regions.
     With respect to liquidity, the substantial majority of C-BASS’s on-balance sheet financing for its mortgage and securities portfolio is dependent on the value of the collateral that secures this debt. C-BASS maintains substantial liquidity to cover margin calls in the event of substantial declines in the value of its mortgages and securities. While C-BASS’s policies governing the management of capital at risk are intended to provide sufficient liquidity to cover an instantaneous and substantial decline in value, such policies cannot guaranty that all liquidity required will in fact be available. Further, approximately 43% of C-BASS’s financing has a term of less than one year, and is subject to renewal risk.
     The interest expense on C-BASS’s borrowings is primarily tied to short-term rates such as LIBOR. In a period of rising interest rates, the interest expense could increase in different amounts and at different rates and times than the interest that C-BASS earns on the related assets, which could negatively impact C-BASS’s earnings.
     Although there has been growth in the volume of subprime mortgage originations in recent years, volume is expected to decline in 2006, which may result in C-BASS purchasing fewer mortgages for securitization. Since 2005, there has been an increasing amount of competition to purchase subprime mortgages, from mortgage originators that formed real estate investment trusts and from firms, such as investment banks and commercial banks, that in the past acted as mortgage securities intermediaries but which are now establishing their own captive origination capacity. Many of these competitors are larger and have a lower cost of capital.
     Sherman: The results of Sherman Financial Group LLC (“Sherman”), which is principally engaged in the business of purchasing and servicing delinquent consumer assets, are sensitive to its ability to purchase receivable portfolios on terms that it projects will meet its return targets. While the volume of charged-off consumer receivables and the portion of these receivables that have been sold to third parties such as Sherman has grown in recent years, there is an increasing amount of competition to purchase such portfolios, including from new entrants to the industry, which has resulted in increases in the prices at which portfolios can be purchased.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES & USE OF PROCEEDS
(c) Repurchase of common stock:
Information about shares of Common Stock repurchased during the third quarter of 2006 appears in the table below.

				(d)
			(c)	Maximum
			Total Number of	Number of
			Shares	Shares that May
			Purchased as	Yet Be
	(a)		Part of Publicly	Purchased
	Total Number of	(b)	Announced	Under the Plans
	Shares	Average Price	Plans or	or Programs
Period	Purchased	Paid per Share	Programs	(A)
July 1, 2006 through July 31, 2006	1,616,140	$58.63	1,616,140	6,001,382

August 1, 2006 through August 31,2006	165,000	$55.27	165,000	5,836,382

September 1, 2006 through September 30, 2006	915,900	$59.96	915,900	4,920,482

Total	2,697,040	$58.88	2,697,040	4,920,482

(A)	On January 26, 2006 the Company announced that its Board of Directors authorized the repurchase of up to ten million shares of our Common Stock in the open market or in private transactions.

ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2006.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer

J. Michael Lauer
Executive Vice President and
Chief Financial Officer

\s\ Joseph J. Komanecki

Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit
2	Amended and Restated Call Option Agreement, dated as of September 13, 2006, by and among the Company, Radian Guaranty, Inc., and Sherman Capital, L.L.C. (Incorporated by reference to Exhibit 1.2 in the Company’s Current Report on Form 8-K filed on September 15, 2006)

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2005, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and September 30, 2006