Form 10-K
period 2006-12-31
MGIC INVESTMENT CORP
filed 2007-03-01
CIK 876437

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-10816
MGIC INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN (State or other jurisdiction of incorporation or organization)	39-1486475 (I.R.S. Employer Identification No.)

MGIC PLAZA, 250 EAST KILBOURN AVENUE, MILWAUKEE, WISCONSIN (Address of principal executive offices)	53202 (Zip Code)
(414) 347-6480
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Common Stock, Par Value $1 Per Share
Common Share Purchase Rights

Name of Each Exchange on Which Registered:	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:

Title of Class:	None
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
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006: $5.5 billion *

*	Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 15, 2007: 83,038,993
The following documents have been incorporated by reference in this Form 10-K, as indicated:

Part and Item Number of Form 10-K Into
Document	Which Incorporated*
Proxy Statement for the 2007 Annual Meeting of Shareholders	Items 10 through 14 of Part III

*	In each case, to the extent provided in the Items listed

PART I
Item 1. Business.
A. General
     We are a holding company and, through our wholly owned subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”), we are the leading provider of private mortgage insurance in the United States to the home mortgage lending industry. We have ownership interests in less than majority-owned joint ventures, principally Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”). As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to MGIC Investment Corporation’s consolidated operations. C-BASS and Sherman are not consolidated with us for financial reporting purposes, are not our subsidiaries and are not included in the terms “we,” “us” and “our.”
     Private mortgage insurance covers residential first mortgage loans and expands home ownership opportunities by enabling people to purchase homes with less than 20% down payments. If the homeowner defaults, private mortgage insurance reduces and, in some instances, eliminates the loss to the insured institution. Private mortgage insurance also facilitates the sale of low down payment and other mortgage loans in the secondary mortgage market, including to the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae and Freddie Mac are collectively referred to as the “GSEs”). In addition to mortgage insurance on first liens, we, through our subsidiaries, provide lenders with various underwriting and other services and products related to home mortgage lending.
     MGIC is licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. We are a Wisconsin corporation. Our principal office is located at MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 (telephone number (414) 347-6480).
     As noted above, we also have ownership interests in C-BASS and Sherman. C-BASS is principally engaged in the business of investing in the credit risk of credit sensitive single-family residential mortgages. Sherman is principally engaged in purchasing and collecting for its own account delinquent consumer receivables, which are primarily unsecured, and in originating and servicing subprime credit card receivables.
     We and our business may be materially affected by the risk factors applicable to us that are included in Item 1A of this Annual Report on Form 10-K. C-BASS and Sherman and their respective businesses may be materially affected by the risk factors applicable to them included in Item 1A. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make.

     Recent Developments. On February 6, 2007, we entered into a definitive agreement under which Radian Group Inc. (“Radian”), one of our mortgage insurance competitors, would merge into us (the “Merger”). In the Merger, 0.9658 share of our common stock will be exchanged for each share of Radian common stock. Radian has publicly reported that at October 27, 2006 it had 80.6 million shares of common stock outstanding. The Merger has been unanimously approved by each company’s board of directors and is expected to be completed in the fourth quarter of 2007, subject to regulatory and shareholder approvals. For additional information about the Merger, see our Current Report on Form 8-K filed on February 12, 2007 (the “Merger 8-K”).
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
     References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. References in this document to “primary insurance” include insurance written in bulk transactions (see “Bulk Transactions” below) that is supplemental to mortgage insurance written in connection with the origination of the loan or that reduces a lender’s credit risk to less than 51% of the value of the property. Effective with the third quarter of 2001, in reports by private mortgage insurers to the trade association for the private mortgage insurance industry, mortgage insurance that is supplemental to other mortgage insurance or that reduces a lender’s credit risk to less than 51% of the value of the property is classified as pool insurance. The trade association classification is used by members of the private mortgage insurance industry in reports to a mortgage industry publication that computes and publishes primary market share information.
     Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New insurance written on a flow basis was $39.3 billion in 2006 compared to $40.1 billion in 2005 and $47.1 billion in 2004. New insurance written for bulk transactions was $18.9 billion during 2006 compared to $21.4 billion for 2005 and $15.8 billion for 2004.
     The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in our records) and primary risk in force (the coverage percentage applied to the unpaid principal balance), for insurance that has been written by MGIC (the “MGIC Book”) as of the dates indicated:

Primary Insurance and Risk In Force

	December 31,
	2006	2005	2004	2003	2002
	(In millions)
Direct Primary Insurance In Force	$176,531	$170,029	$177,091	$189,632	$196,988

Direct Primary Risk In Force	$47,079	$44,860	$45,981	$48,658	$49,231
     The coverage percentage provided by us is determined by the lender. For loans sold by lenders to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered.
     We charge higher premium rates for higher coverages. We believe depth of coverage requirements have no significant impact on frequency of default. Higher coverage percentages generally result in increased severity (which is the amount paid on a claim), and lower coverage percentages generally result in decreased severity. In accordance with industry accounting practice, reserves for losses are only established for loans in default. Because relatively few defaults occur in the early years of a book of business (see “Exposure to Catastrophic Loss; Defaults; and Claims — Claims” below), the higher premium revenue from deeper coverage is recognized before any higher losses resulting from that deeper coverage may be incurred. Our premium pricing methodology generally targets substantially similar returns on capital regardless of the depth of coverage. However, there can be no assurance that changes in the level of premium rates adequately reflect the risks associated with changes in the depth of coverage.
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
     Under the federal Homeowners Protection Act (the “HPA”) a borrower has the right to stop paying premiums for private mortgage insurance on loans closed after July 28, 1999 secured by a property comprised of one dwelling unit that is the borrower’s primary residence when certain loan-to-value ratio (“LTV ratio”) thresholds determined by the value of the home at loan origination and other requirements are met. In general, a borrower may stop making mortgage insurance payments when the LTV ratio is scheduled to reach 80% (based on the loan’s amortization schedule) or actually reaches 80% if the borrower so requests and if certain requirements relating to the borrower’s payment history, the absence of junior liens and a decline in the property’s value since origination are satisfied. In addition, a borrower’s obligation to make payments for private mortgage insurance generally terminates regardless of whether a borrower so requests when the LTV ratio (based on the loan’s amortization schedule) reaches 78% of the unpaid principal balance of the mortgage and the borrower is (or thereafter becomes) current in his mortgage payments. A borrower’s right to stop paying for private mortgage insurance applies only to borrower paid mortgage insurance. The HPA requires that lenders give borrowers certain notices with regard to the cancellation of private mortgage insurance.
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
     Coverage tends to continue in areas experiencing economic contraction and housing price depreciation. The persistency of coverage in such areas coupled with cancellation of coverage in areas experiencing economic expansion and housing price appreciation can increase the percentage of an insurer’s portfolio comprised of loans in economically weak areas. This development can also occur during periods of heavy mortgage refinancing because refinanced loans in areas of economic expansion experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing, while refinanced loans in economically weak areas not experiencing property value appreciation are more likely to require mortgage insurance at the time of refinancing or not qualify for refinancing at all and, thus, remain subject to the mortgage insurance coverage.
     The percentage of primary risk written with respect to loans representing refinances was 32.0% in 2006 compared to 39.5% in 2005 and 37.4% in 2004. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written.
     In addition to varying with the coverage percentage, our premium rates vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account the LTV, the loan type (fixed payment versus non-fixed payment) and mortgage term and, for A- and subprime loans and certain other loans, the location of the borrower’s credit score within a range of credit scores. In general, A- loans have FICO scores between 575 and 619 and subprime loans have FICO credit scores of less than 575. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac and Company.
     Premium rates cannot be changed after the issuance of coverage. Because we believe that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, we generally utilize a nationally based, rather than a regional or local, premium rate policy.
     The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium (“borrower paid mortgage insurance”) or there may be no such requirement imposed on the borrower, in which case the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees (“lender paid mortgage insurance”). Most of our primary insurance in force and new insurance written, other than through bulk transactions, is borrower paid mortgage insurance. New insurance written through bulk transactions is generally paid by the securitization vehicles that hold the mortgages; the mortgage note rate generally does not reflect the premium for the mortgage insurance.

     Under the monthly premium plan, a monthly premium payment is made to us to provide only one month of coverage, rather than one year of coverage provided by the annual premium plan. Under the annual premium plan, the initial premium is paid to us in advance, and earned over the next twelve months of coverage, with annual renewal premiums paid in advance thereafter and earned over the subsequent twelve months of coverage. The annual premiums can be paid with either a higher premium rate for the initial year of coverage and lower premium rates for the renewal years, or with premium rates which are equal (level) for the initial year and subsequent renewal years. Under the single premium plan, a single payment is made to us, covering a specified term exceeding twelve months.
     During each of the last three years, the monthly premium plan represented more than 90% of our new insurance written. The annual and single premium plans represented the remaining new insurance written.
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
     New pool risk written was $240 million in 2006 and $358 million in 2005. New pool risk written during these years was primarily comprised of risk associated with loans delivered to Freddie Mac and Fannie Mae (“agency pool insurance”), loans insured through the bulk channel, loans delivered to the Federal Home Loan Banks under their mortgage purchase programs and loans made under state housing finance programs. Direct pool risk in force at December 31, 2006 was $3.1 billion compared to $2.9 billion and $3.0 billion at December 31, 2005 and 2004, respectively. The risk amounts referred to above represent pools of loans with contractual aggregate loss limits and those without such limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance these loans to a ‘AA’ level based on a rating agency model. Under this model, at December 31, 2006, 2005 and 2004 for $4.4 billion, $5.0 billion, and $4.9 billion, respectively, of risk without such limits, risk in force is calculated at $473 million, $469 million, and $418 million, respectively. New risk written, under this model, for the years ended December 31, 2006 and 2005 was $4 million and $51 million, respectively.
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
     Risk Sharing Arrangements. We participate in risk sharing arrangements with the GSEs and captive reinsurance arrangements with subsidiaries of certain mortgage lenders that reinsure a portion of the risk on loans originated or purchased by the lender which have MGIC primary insurance. During the nine months ended September 30, 2006 and the year ended December 31, 2005, about 46% and 48%, respectively, of our new insurance written on a flow basis was subject to risk sharing arrangements. (New insurance written through the bulk channel is not subject to such arrangements.) The percentage of new insurance written during a quarter covered by such arrangements normally increases after the end of the quarter because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a quarter becoming part of such an arrangement in a subsequent quarter. Therefore, the percentage of new insurance written for 2006 covered by such arrangements is shown only for the nine months ended September 30, 2006.
     In a February 1, 1999 circular addressed to all mortgage insurers licensed in New York, the NYID said that it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law. Such guidelines, which were to ensure that the reinsurance constituted a legitimate transfer of risk and were fair and equitable to the parties, have not yet been issued. As discussed under “The mortgage insurance industry is subject to the risk of private litigation and regulatory proceedings” in Item 1A, we provided information regarding captive mortgage reinsurance arrangements to the NYID and the Minnesota Department of Commerce. The complaint in the RESPA Litigation alleged that MGIC pays “inflated” captive reinsurance premiums in violation of RESPA. In December 2006, class action litigation was separately brought against three large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. We are not a defendant in any of these cases. During the three years ended December 31, 2004, 2005 and 2006, MGIC ceded $101.7 million, $105.2 million and $117.4 million of written premium in captive reinsurance arrangements.
     External Reinsurance. At December 31, 2006, disregarding reinsurance under captive structures, less than 2% of our insurance in force was externally reinsured. Reinsuring against possible loan losses does not discharge us from liability to a policyholder; however, the reinsurer agrees to indemnify us for the reinsurer’s share of losses incurred. During 2006 and 2005, we entered into three reinsurance arrangements with separate unaffiliated special purpose reinsurance companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Risk Sharing Arrangements” in Item 7.
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
     In general, the loans insured by us in bulk transactions consist of A- loans; subprime loans; cash out refinances that exceed the standard underwriting requirements of the GSEs; jumbo loans; and loans with reduced underwriting documentation. A- loans have FICO scores between 575 and 619 and subprime loans have FICO credit scores of less than 575. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. The conforming loan limit is subject to annual adjustment, and for mortgages covering a home with one dwelling unit is $417,000 for 2007 and was $417,000 in 2006 and $359,650 in 2005.
     Approximately 65% of our bulk loan risk in force at December 31, 2006 had FICO credit scores of at least 620, compared to 60% at December 31, 2005. Approximately 22% of our bulk loan risk in force at December 31, 2006 had A- FICO credit scores compared to 25% at December 31, 2005, and approximately 13% had subprime credit scores at December 31, 2006 compared to 15% at December 31, 2005. Most of the subprime loans insured by us in 2006 were insured in bulk transactions. More than 30% of our bulk loan risk in force at December 31, 2006 and 2005 had LTV ratios of 80% and below.
     New insurance written for bulk transactions was $18.9 billion during 2006 compared to $21.4 billion for 2005 and $15.8 billion for 2004. For a discussion of factors that affect new insurance written through the bulk channel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Bulk Transactions” in Item 7.
     Customers
     Originators of residential mortgage loans such as mortgage bankers, savings institutions, commercial banks, mortgage brokers, credit unions and other lenders have historically determined the placement of mortgage insurance written on flow basis and as a result are our customers. To obtain primary insurance from us written on flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy (“Master Policy”) from us. We had approximately 13,900 master policyholders at December 31, 2006 (not including policies issued to branches and affiliates of large lenders). In 2006, we issued coverage on mortgage loans for approximately 3,600 of our master policyholders. Our top 10 customers generated 34.2% of our new insurance written on a flow basis in 2006, compared to 30.5% in 2005 and 31.9% in 2004.
     In insurance written through the bulk channel, we deal with securitizers of the loans, who consider whether credit enhancement provided through the structure of the securitization may eliminate or reduce the need for mortgage insurance.
     Sales and Marketing and Competition
     Sales and Marketing. We sell our insurance products through our own employees, located throughout all regions of the United States, Puerto Rico and Guam.
     Competition. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration (“VA”). These agencies sponsor government-backed mortgage insurance programs, which during 2006 and 2005 accounted for approximately 22.7% and 23.6%, respectively, of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. Loans insured by the FHA cannot exceed maximum principal amounts which are determined by a percentage of the conforming loan limit. For 2006 and 2007, the maximum FHA loan amount for homes with one dwelling unit in “high cost” areas is as high $362,790. Loans insured by the VA do not have mandated maximum principal amounts but have maximum limits on the amount of the guaranty provided by the VA to the lender. For loans closed on or after December 10, 2004, the maximum VA guarantee is $156,375 in Alaska and Hawaii and $104,250 in other states.
     In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expansions of the authority of their state governments to insure residential mortgages.
     Private mortgage insurers are also subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. Fannie Mae and Freddie Mac each have programs under which an up-front delivery fee can be paid to the GSE and primary mortgage insurance coverage is substantially reduced compared to the coverage requirements that would apply in the absence of the program. In October 1998, Freddie Mac’s charter was amended (and the amendment immediately repealed) to give Freddie Mac flexibility to use protection against default in addition to private mortgage insurance and the two other types of credit enhancement required by the charter for low down payment mortgages purchased by Freddie Mac. In addition, to the extent up-front delivery fees are not retained by the GSEs to compensate for their assumption of default risk, and are used instead to purchase supplemental coverage from mortgage insurers, the resulting concentration of purchasing power in the hands of the GSEs could increase competition among insurers to provide such coverage.
     The capital markets and their participants also compete with mortgage insurers by offering alternative products and services and may further develop as competitors to private mortgage insurers in ways we cannot predict. During 1998, a newly-organized off-shore company funded by the sale of notes to institutional investors provided reinsurance to Freddie Mac against default on a specified pool of mortgages owned by Freddie Mac. We have also engaged in similar reinsurance transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Risk Sharing Arrangements” in Item 7. In addition, the appetite for residential mortgage risk by capital markets participants, such as investment banks, hedge funds, and managers of collateralized debt obligations (“CDOs”), and by writers of credit default swaps (“CDS”) may reduce or eliminate the mortgage insurance in bulk transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Bulk Transactions” in Item 7. Similarly, with respect to pool insurance, not only does MGIC compete with the other mortgage insurers, and the GSEs who through the amount of guarantee fees in effect provide pool coverage or self-insure, but we compete with other forms of credit enhancement.
     We and other mortgage insurers also compete with transactions structured to avoid mortgage insurance on low down payment mortgage loans. Such transactions include self-insuring, and “80-10-10” and similar loans (generally referred to as “piggyback loans”), which are loans comprised of both a first and a second mortgage (for example, an 80% LTV first mortgage and a 10% LTV second mortgage), with the LTV ratio of the first mortgage below what investors require for mortgage insurance, compared to a loan in which the first mortgage covers the entire borrowed amount (which in the preceding example would be a 90% LTV mortgage). Captive mortgage reinsurance and similar transactions also result in mortgage originators receiving a portion of the premium and the risk.
     The private mortgage insurance industry currently consists of eight active mortgage insurers and their affiliates; one of the eight is a joint venture in which another mortgage insurer is one of the joint venturers. The names of these mortgage insurers are listed under “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A of this Annual Report on Form 10-K. According to Inside Mortgage Finance, a mortgage industry publication, which obtains its data from reports to it by us and other mortgage insurers that are to be prepared on the same basis as the reports by insurers to the trade association for the private mortgage insurance industry, for 1995 and subsequent years, we have been the largest private mortgage insurer based on new primary insurance written (with a market share of 21.6% in 2006, 22.9% in 2005, 23.5% in 2004 and 21.9% in 2003) and at December 31, 2006, we also had the largest book of direct primary insurance in force. Effective with the third quarter of 2001, these reports do not include as “primary mortgage insurance” insurance on certain loans classified by us as primary insurance, such as loans insured through bulk transactions that already had mortgage insurance placed on the loans at origination.
     The private mortgage insurance industry is highly competitive. We believe we compete with other private mortgage insurers for business written through the flow channel principally on the basis of programs involving captive mortgage reinsurance, agency pool insurance, and other similar structures involving lenders; the provision of contract underwriting and related fee-based services to lenders; the provision of other products and services that meet lender needs for risk management, affordable housing, loss mitigation, capital markets and training support; the strength of our management team and field organization; and the effective use of technology and innovation in the delivery and servicing of our insurance products. We believe our additional competitive strengths, compared to other private insurers, are our customer relationships, name recognition, reputation and the depth of our database covering loans we have insured. We believe we compete for bulk business principally on the basis of the premium rate and the portion of loans submitted for insurance that we are willing to insure. Most bulk business is competitively bid. In addition, as discussed above, capital markets participants and CDS writers may provide competition for mortgage insurers in bulk transactions.
     The complaint in the RESPA Litigation alleged, among other things, that captive mortgage reinsurance, agency pool insurance, and contract underwriting as provided by us violated RESPA.
     Certain private mortgage insurers compete for flow business by offering lower premium rates than other companies, including us, either in general or with respect to particular classes of business. On a case-by-case basis, we will adjust premium rates, generally depending on the risk characteristics, loss performance or class of business of the loans to be insured, or the costs associated with doing such business.
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
     Contract Underwriting and Related Services
     We perform contract underwriting services for lenders in which we judge whether the data relating to the borrower and the loan contained in the lender’s mortgage loan application file comply with the lender’s loan underwriting guidelines. We also provide an interface to submit such data to the automated underwriting systems of the GSEs, which independently judge the data. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. A material portion of our new insurance written through the flow channel in recent years involved loans for which we provided contract underwriting services. The complaint in the RESPA Litigation alleged, among other things, that the pricing of contract underwriting provided by us violated RESPA.
     Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the years ended December 31, 2006, 2005 and 2004. There can be no assurance that contract underwriting remedies will not be material in the future.
     Risk Management
     We believe that mortgage credit risk is materially affected by:
•	the borrower’s credit strength, including the borrower’s credit history, debt-to-income ratios, and cash reserves; and
•	the loan product, which encompasses the LTV ratio, the type of loan instrument (including whether the instrument provides for fixed or variable payments and the amortization schedule), the type of property and the purpose of the loan.
     We believe that mortgage credit risk is also affected by the origination practices of the lender and the condition of the housing market in the area in which the property is located.
     We believe that, excluding other factors, claim incidence increases for loans with lower FICO credit scores compared to loans with higher FICO credit scores; for loans with less than full underwriting documentation compared to loans with full underwriting documentation; for loans with higher LTV ratios compared to loans with lower LTV ratios; for ARMs during a prolonged period of rising interest rates compared to fixed rate loans in such a rate environment; for loans that permit the deferral of principal amortization compared to loans that require principal amortization with each monthly payment; for loans in which the original loan amount exceeds the conforming loan limit compared to loans below such limit; and for cash out refinance loans compared to rate and term refinance loans.
     There are also other types of loan characteristics relating to the individual loan or borrower which affect the risk potential for a loan. The presence of a number of higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to lower the risk.
     We charge higher premium rates to reflect the increased risk of claim incidence that we perceive is associated with a loan, although not all higher risk characteristics are reflected in the premium rate. There can be no assurance that our premium rates adequately reflect the increased risk, particularly in a period of economic recession.
     Delegated Underwriting and GSE Automated Underwriting Approvals. Delegated underwriting is a program under which approved lenders are allowed to commit MGIC to insure loans originated through the flow channel utilizing their own underwriting guidelines and underwriting evaluation. Some major lenders having delegated underwriting authority use their own proprietary automated underwriting services to apply their underwriting guidelines to loans. In addition, from 2000 through the end of 2006, loans approved by the automated underwriting services of the GSEs have been automatically approved for MGIC mortgage insurance. Beginning in 2007, certain loans having a high risk of claim may not be insured by us even though such loans were approved by such underwriting services.
     During the last three years, a substantial majority of the loans insured by us through the flow channel were approved as a result of loan approvals by the automated underwriting services of the GSEs or though delegated underwriting programs, including those utilizing proprietary underwriting services. We expect the portion of our flow business that is approved in this manner to remain at this level. The loan approval criteria of automated underwriting services are within the risk management discretion and control of the GSEs or the lender operating the service. As a result of accepting the loan approval decisions of these services, we do not have the ability to control in advance the risk characteristics of such loans. Our risk management approach to such flow business has been to monitor periodically the credit quality of the loans we have recently insured in this manner. If as a result of such review we perceive certain loans insured in this manner have a high risk of claim, we can continue to insure loans with such characteristics that are thereafter submitted to us at A- rates. In addition, we can decline to continue to insure loans having such characteristics, although this course entails competitive risk.
     Bulk Transactions Risk Management. The premium for loans insured in a bulk transaction is determined by our evaluation of the credit risk of the loans included in the transaction based on information about the loans represented to us by the securitizer. Individual loan files are generally not reviewed in advance of the issuance of an insurance commitment but are reviewed at the time a claim is made to confirm that the loan involved in the claim generally conforms to the representations that were previously made. We have the right to rescind coverage for loans that do not conform to such representations.
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
     Defaults. The claim cycle on private mortgage insurance begins with the insurer’s receipt of notification of a default on an insured loan from the lender. We define a default as an insured loan with a mortgage payment that is 45 days or more past due. Lenders are required to notify us of defaults within 130 days after the initial default, although most lenders do so earlier. The incidence of default is affected by a variety of factors, including the level of borrower income growth, unemployment, divorce and illness, the level of interest rates and general borrower creditworthiness. Defaults that are not cured result in a claim to us. Defaults may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage.

     The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default (default rate) as of December 31, 2002-2006:
Default Statistics for the MGIC Book

	December 31,
	2006	2005	2004	2003	2002

PRIMARY INSURANCE
Insured loans in force	1,283,174	1,303,084	1,413,678	1,551,331	1,655,887
Loans in default	78,628	85,788	85,487	86,372	73,648
Percentage of loans in default (default rate)	6.13%	6.58%	6.05%	5.57%	4.45%
Flow loans in default	42,438	47,051	44,925	45,259	43,196
Percentage of flow loans in default (default rate)	4.08%	4.52%	3.99%	3.76%	3.19%
Bulk loans in force	243,395	263,225	288,587	348,521	301,859
Bulk loans in default	36,190	38,737	40,562	41,113	30,452
Percentage of bulk loans in default (default rate)	14.87%	14.72%	14.06%	11.80%	10.09%
A-minus and subprime loans in force(1)	181,441	199,345	217,306	244,175	201,195
A-minus and subprime loans in default(1)	34,360	36,485	35,824	34,525	25,504
Percentage of A-minus and subprime loans in default (default rate)	18.94%	18.30%	16.49%	14.14%	12.68%
POOL INSURANCE
Insured loans in force	766,453	767,920	790,935	1,035,696	1,208,157
Loans in default	20,458	23,772	25,500	28,135	26,676
Percentage of loans in default (default rate)	2.67%	3.10%	3.22%	2.72%	2.21%

(1)	A portion of A-minus and subprime loans is included in the data for flow loans and the remainder is included in the data for bulk loans. Most A-minus and subprime credit loans are written through the bulk channel.
     Regions of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of the MGIC Book’s primary loans in default by MGIC region as of December 31, 2002-2006:
Default Rates for Primary Insurance By Region(1)

	December 31,
	2006	2005	2004	2003	2002
MGIC REGION:
New England	4.84%	3.98%	3.43%	3.43%	2.91%
Northeast	6.41	6.48	6.15	5.65	4.74
Mid-Atlantic.	4.83	4.89	4.81	4.53	4.05
Southeast	6.05	6.79	6.33	6.02	4.87
Great Lakes	8.07	8.60	8.19	6.99	5.17
North Central	5.96	6.01	5.78	5.38	4.22
South Central	6.07	7.94	6.35	5.94	4.65
Plains	4.17	4.51	4.51	4.03	3.41
Pacific	4.96	3.76	3.92	4.21	3.73
National	6.13%	6.58%	6.05%	5.57%	4.45%

(1)	The default rate is affected by both the number of loans in default at any given date as well as the number of insured loans in force at such date.
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
     Under the terms of the Master Policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired good and marketable title to the underlying property through foreclosure. Depending on the applicable state foreclosure law, generally at least twelve months transpires from the date of default to payment of a claim on an uncured default.
     Within 60 days after the claim has been filed, we have the option of either (i) paying the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property or (ii) paying 100% of the claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us. We will then sell the property for our own account.
     Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are received during the first two years following issuance of coverage on a loan. This is followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination. Thereafter, the number of claims received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including lower housing price appreciation. There can be no assurance that this historical pattern of claims will continue in the future and due in part to the subprime component of loans insured in bulk transactions, the peak claim period for bulk loans has generally occurred earlier than for prime loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 2006, 70% of the MGIC Book primary insurance in force had been written during 2004 — 2006, although a portion of such insurance arose from the refinancing of earlier originations.
     In addition to the increasing level of claim activity arising from the maturing of the MGIC Book, another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan and the coverage percentage on the loan. The average claim severity on the MGIC Book primary insurance was $28,228 for 2006, compared to $26,361 in 2005 and $24,438 in 2004.
      Loss Reserves
     A significant period of time may elapse between the occurrence of the borrower’s default on a mortgage payment (the event triggering a potential future claim payment by us), the reporting of such default to us and the eventual payment of the claim related to such uncured default. To recognize the liability for unpaid losses related to outstanding reported defaults (known as the default inventory), we, similar to other private mortgage insurers, establish loss reserves, representing the estimated percentage of defaults which will ultimately result in a claim (known as the claim rate), and the estimated severity of the claims which will arise from the defaults included in the default inventory. In accordance with industry accounting practices, we do not establish loss reserves for future claims on insured loans which are not currently in default.
     We also establish reserves to provide for the estimated costs of settling claims, including legal and other fees, and general expenses of administering the claims settlement process (“loss adjustment expenses”), and for losses and loss adjustment expenses from defaults which have occurred, but which have not yet been reported to the insurer.
     Our reserving process is based upon the assumption that past experience provides a reasonable basis for estimating future events. However, estimation of loss reserves is inherently judgmental. Conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree.
     For further information about loss reserves, see “Management’s Discussion and Analysis—Results of Operations—Losses” in Item 7 and Note 6 to our consolidated financial statements in Item 8.
      Geographic Dispersion
     The following table reflects the percentage of primary risk in force in the top 10 states and top 10 metropolitan statistical areas (“MSAs”) for the MGIC Book at December 31, 2006:
Dispersion of Primary Risk in Force
Top 10 States

1.	Florida	9.5%
2.	California	7.8
3.	Texas	6.5
4.	Illinois	4.9
5.	Ohio	4.7
6.	Michigan	4.7
7.	Pennsylvania	4.1
8.	New York	3.7
9.	Georgia	3.3
10.	Indiana	2.7

Total		51.9%

Top 10 MSAs

1.	Chicago	3.6%
2.	Atlanta	2.2
3.	Boston	2.0
4.	Washington, D.C.	2.0
5.	Detroit	1.9
6.	Los Angeles	1.9
7.	Riverside-San Bernardino	1.8
8.	Phoenix	1.8
9.	Philadelphia	1.7
10.	Houston	1.7

Total		20.6%

     The percentages shown above for various MSAs can be affected by changes, from time to time, in the federal government’s definition of an MSA.
      Insurance In Force by Policy Year
     The following table sets forth for the MGIC Book the dispersion of our primary insurance in force as of December 31, 2006, by year(s) of policy origination since we began operations in 1985:
Primary Insurance In Force by Policy Year

	Primary
	Insurance in	Percent of
Policy Year	Force	Total
	(In millions of dollars)
1985—1999	$8,014	4.7%
2000	1,580	0.9
2001	6,073	3.4
2002	12,224	6.9
2003	25,397	14.4
2004	27,420	15.5
2005	43,496	24.6
2006	52,327	29.6

Total	$176,531	100.0%

      Risk In Force and Product Characteristics of Risk in Force
     At December 31, 2006 and 2005, 94% of our risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of our primary risk in force as of December 31, 2006, by year(s) of policy origination since we began operations in 1985:
Primary Risk In Force by Policy Year

	Primary
	Risk in	Percent of
Policy Year	Force	Total
	(In millions of dollars)
1985—1999	$1,908	4.0%
2000	396	0.8
2001	1,563	3.3
2002	3,182	6.8
2003	6,569	14.0
2004	7,261	15.4
2005	11,859	25.2
2006	14,341	30.5

Total	$47,079	100.0%

     The following table reflects at the dates indicated the (i) total dollar amount of primary risk in force for the MGIC Book and (ii) percentage of such primary risk in force (as determined on the basis of information available on the date of mortgage origination) by the categories indicated.
Characteristics of Primary Risk in Force

	December 31,	December 31,
	2006	2005

Direct Risk in Force (In Millions):	$47,079	$44,860

LTV:(1)
100s	21.1%	16.4%
95s	28.3	30.5
90s(2)	40.0	44.5
80s	10.6	8.6

Total	100.0%	100.0%

Loan Type:
Fixed(3)	76.6%	74.5%
Adjustable rate mortgages (“ARMs”)(4)	23.4	25.5

Total	100.0%	100.0%

Original Insured Loan Amount:(5)
Conforming loan limit and below	93.2%	92.4%
Non-conforming	6.8	7.6

Total	100.0%	100.0%

Mortgage Term:
15-years and under	1.8%	3.0%
Over 15 years	98.2	97.0

Total	100.0%	100.0%

Property Type:
Single-family(6)	90.4%	91.7%
Condominium	8.4	7.0
Other(7)	1.2	1.3

Total	100.0%	100.0%

Occupancy Status:
Primary residence	91.9%	92.5%
Second home	3.4	2.9
Non-owner occupied	4.7	4.6

Total	100.0%	100.0%

Documentation:
Alt-A(8)	17.2%	13.9%
Other	82.8	86.1

Total	100.0%	100.0%

FICO Score:(9)
Prime (FICO 620 and above)	85.6%	84.1%
A Minus (FICO 575 — 619)	10.2	11.0
Subprime (FICO below 575)	4.2	4.9

Total	100.0%	100.0%

(1)	Loan-to-value (“LTV”) represents the ratio (expressed as a percentage) of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured. Subordinate mortgages may also be present. For purposes of the table, LTV ratios are classified as in excess of 95% (“100s”, a classification that includes 97% to 103% LTV loans); in excess of 90% LTV and up to 95% LTV (“95s”); in excess of 80% LTV and up to 90% LTV (“90s”); and equal to or less than 80% LTV (“80s”).

(2)	We include in our classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 2006 and 2005, 1.6% and 1.8%, respectively, of the primary risk in force consisted of these types of loans.

(3)	Includes fixed rate mortgages with temporary buydowns (where in effect the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan), ARMs in which the initial interest rate is fixed for at least five years and balloon payment mortgages (a loan with a maturity, typically five to seven years, that is shorter than the loan’s amortization period).

(4)	Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2006 and 2005, represented 5.5% and 3.0%, respectively, of primary risk in force. As indicated in note (3), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2006 and 2005, ARMs with LTVs in excess of 90% represented 6.1% and 6.6%, respectively, of primary risk in force.

(5)	Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual upward adjustment and was $417,000 for 2006 and $359,650 for 2005. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(6)	Includes townhouse-style attached housing with fee simple ownership.

(7)	Includes cooperatives and manufactured homes deemed to be real estate.

(8)	Alt-A loans are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2006 and 2005, Alt-A loans represented 7.9% and 6.9%, respectively, of risk in force written through the flow channel and 42.3% and 32.5%, respectively of risk in force written through the bulk channel.

(9)	Represents the FICO score at loan origination. The weighted average FICO score at loan origination for new insurance written in 2004 — 2006 was 685, 681 and 690, respectively.
C. Other Business, International Expansion and Joint Ventures
     We, through subsidiaries, provide various mortgage services for the mortgage finance industry, such as portfolio retention and secondary marketing of mortgage-related assets. Our eMagic.com LLC subsidiary provides an Internet portal through which mortgage originators can access products and services of wholesalers, investors, and vendors necessary to make a home mortgage loan. Our Myers Internet Inc. subsidiary website hosting, design and marketing solutions for mortgage originators and real estate agents.
     We have assembled a team to evaluate potential expansion opportunities throughout the world, with a goal of expanding our operations to countries where opportunities align with our core competencies. We are in the advanced stages of obtaining the authorizations and licensing required to begin operations in Australia. Similarly, in connection with our efforts to commence operations in Canada, we have met with the Office of the Superintendant of Financial Institutions and are in the initial stages of obtaining the authorizations and licensing required to begin operations in Canada.
     At December 31, 2006, we also owned approximately 46% of C-BASS and approximately 41% of

Sherman’s Class A Units, 50% of its Preferred Units and none of its Class B Units. C-BASS and Sherman are joint ventures with senior management of the particular joint venture and Radian. Our ownership interests in Sherman reflect the September 2006 restructuring of a previously existing call option and our exercise of the restructured call option. For further information about C-BASS and Sherman (which are the principal joint ventures included in the “Income from joint ventures, net of tax” line in our Consolidated Statement of Operations), including the September 2006 restructuring and exercise of Sherman’s call option, see “Management’s Discussion and Analysis—Results of Consolidated Operations” in Item 7 and Note 8 to our consolidated financial statements in Item 8.
D. Investment Portfolio
     Policy and Strategy
     Approximately 76% of our long-term investment portfolio is managed by either BlackRock, Inc. or Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio.
     Our current policies emphasize preservation of capital, as well as total return. Therefore, our investment portfolio consists almost entirely of high-quality, fixed-income investments. Liquidity is sought through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates. Our investment policies in effect at December 31, 2006 limited investments in the securities of a single issuer (other than the U.S. government) and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. At that date, the maximum aggregate book value of the holdings of a single obligor or non-government money market mutual fund was:

U.S. Government securities	No limit
Pre-refunded municipals escrowed in Treasury securities	No limit(1)
U.S. Government Agencies (in total)(2)	15% of portfolio market value
Securities rated “AA” or “AAA”	3% of portfolio market value
Securities rated “Baa” or “A”	2% of portfolio market value

(1)	No limit subject to management liquidity considerations.

(2)	As used with respect to our investment portfolio, Government Agencies include Fannie Mae and Freddie Mac.
     At December 31, 2006, based on amortized cost, approximately 97.0% of our total fixed income investment portfolio was invested in securities rated ‘A’ or better, with 76.2% rated ‘AAA’ and 14.9% rated ‘AA,’ in each case by at least one nationally recognized securities rating organization.
     Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.
     Investment Operations
     At December 31, 2006, the market value of our investment portfolio was approximately $5.3 billion. At December 31, 2006, municipal securities represented 86.6% of the market value of the total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 3.5%, 21.7%, 20.4% and 54.4%, respectively, of the total book value of our investment in debt securities. Our after-tax yield for 2006 was 4.0%, which was comparable to the after-tax yield of 3.9% in 2005.

     Our ten largest holdings at December 31, 2006 appear in the table below:

Market Value
(in thousands
of dollars)
1. Sales Tax Asset Receivable	$60,019
2. North Carolina Municipal Power	48,042
3. Georgia State Series C	46,395
4. Ford Credit Auto Owner Trust	43,918
5. New York City Water Finance Authority	42,016
6. Atlanta Georgia Water & Wastewater	39,661
7. Indiana State	38,207
8. Regional Transportation Authority	35,848
9. Jefferson County Alabama Sewer	34,852
10. New Jersey State Transportation	31,057

$420,015

Note:	This table excludes U.S. Governments, Government Agencies and CMOs.
     The top ten sectors of our investment portfolio at December 31, 2006 appear in the table below:

Market Value
(in millions of dollars)
1. Municipal	$4,500.2
2. Asset Backed	436.3
3. Corporate	164.7
4. U.S. Treasuries	86.2
5. Taxable Municipal	36.0
6. Preferred Stock	11.5
7. CAPCO	10.6
8. Equities	2.6
9. Affordable Hsg State Tax Credits	2.2
10. Foreign	2.1

$5,252.4

     For further information concerning investment operations, see Note 4 to our consolidated financial statements in Item 8.
E. Regulation
     Direct Regulation
     We and our insurance subsidiaries, including MGIC, are subject to regulation by the insurance departments of the various states in which each is licensed to do business. The nature and extent of such regulation varies, but generally depends on statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners.
     In general, such regulation relates, among other things, to licenses to transact business; policy forms; premium rates; insurable loans; annual and other reports on financial condition; the basis upon which assets and liabilities must be stated; requirements regarding contingency reserves equal to 50% of premiums earned; minimum capital levels and adequacy ratios; reinsurance requirements; limitations on the types of investment instruments which may be held in an investment portfolio; the size of risks and limits on coverage of individual risks which may be insured; deposits of securities; limits on dividends payable; and claims handling. Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a discussion of a February 1, 1999 circular letter from the NYID and a January 31, 2000 letter from the Illinois Department of Insurance, see “The MGIC Book—Types of Product—Pool Insurance—Risk Sharing Arrangements.” See also “The mortgage insurance industry is subject to the risk of private litigation and regulatory proceedings” in Item 1A. For a description of limits on dividends payable, see “Management’s Discussion and Analysis—Liquidity and Capital Resources” in Item 7 and Note 11 to our consolidated financial statements in Item 8.
     Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators. In February 2006, the NYID requested that we review our premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, we advised the NYID that we believe that our premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MDC”), which regulates insurance, we provided the MDC with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MDC.
     A number of states generally limit the amount of insurance risk which may be written by a private mortgage insurer to 25 times the insurer’s total policyholders’ reserves, commonly known as the “risk-to-capital” requirement.
     We are required to establish a contingency loss reserve in an amount equal to 50% of earned premiums. Such amounts cannot be withdrawn for a period of 10 years, except under certain circumstances.
     Mortgage insurers are generally single-line companies, restricted to writing residential mortgage insurance business only. Although we, as an insurance holding company, are prohibited from engaging in certain transactions with MGIC without submission to and, in some instances, prior approval of applicable insurance departments, we are not subject to insurance company regulation on our non-insurance businesses.
     Wisconsin’s insurance regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the Office of the Commissioner of Insurance of Wisconsin. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities. In addition, the insurance regulations of other states in which MGIC is a licensed insurer require notification to the state’s insurance department a specified time before a person acquires control of us. If such states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated. The Office of the Comptroller of the Currency (“OCC”) is the primary regulator of Credit One Bank (“Credit One”), whose holding company was acquired in March 2005 by Sherman. Under the Change in Bank Control Act and the regulations of the OCC, any person who acquires 25% or more of our voting securities would be deemed to control Credit One (and, under certain circumstances, any person who acquires 10% or more of our voting securities might be deemed to control Credit One) and would be required to seek the approval of the OCC prior to achieving such ownership threshold.

     As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for such insurers to be eligible to insure loans sold to such agencies. These requirements are subject to change from time to time. Currently, we are an approved mortgage insurer for both Freddie Mac and Fannie Mae. In addition, to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements (including as a result of primary mortgage insurance coverage being restructured as described under “The MGIC Book—Types of Product—Primary Insurance”), allows alternative credit enhancement, alters or liberalizes underwriting guidelines on low down payment mortgages they purchase, or otherwise changes its business practices or processes with respect to such mortgages, private mortgage insurers may be affected.
     Fannie Mae has issued primary mortgage insurance master policy guidelines applicable to us and all other Fannie Mae-approved private mortgage insurers, establishing certain minimum terms of coverage necessary in order for an insurer to be eligible to insure loans purchased by Fannie Mae. The terms of our Master Policy comply with these guidelines.
     The financial strength ratings of MGIC are ‘AA’ (Standard & Poors Rating Services), ‘Aa2’ (Moody’s Investors Service) and ‘AA+’ (Fitch Ratings). The financial strength ratings of Radian’s mortgage insurance operations are ‘AA’ (Standard & Poors), ‘Aa3’ (Moody’s) and ‘AA’ (Fitch). We expect that upon completion of the Merger these rating agencies will downgrade MGIC’s financial strength rating so that it is the same as Radian’s. We do not expect such a downgrade to affect our business. Maintenance of a financial strength rating of at least Aa3/AA- is critical to a mortgage insurer’s ability to continue to write new business. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand extreme loss scenarios under assumptions determined by the rating agency, rating agencies review a mortgage insurer’s historical and projected operating performance, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.
     Indirect Regulation
     We are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and VA, and lenders. Private mortgage insurers, including MGIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended to affect competition from government agencies. Proposals are discussed from time to time by Congress and certain federal agencies to reform or modify the FHA and the Government National Mortgage Association, which securitizes mortgages insured by the FHA.
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
     There can be no assurance that other federal laws and regulations affecting such institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry. In this regard, see the risk factor titled “Net premiums written could be adversely affected if the Department of Housing and Urban Development reproposes and adopts a regulation under the Real Estate Settlement Procedures Act that is equivalent to a proposed regulation that was withdrawn in 2004” in Item 1B.
F. Employees
     At December 31, 2006, we had approximately 1,200 full- and part-time employees, of whom approximately 36% were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.
G. Website Access
     We make available, free of charge, through our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with the SEC. The address of our website is www.mgic.com, and such reports and amendments are accessible through the “Investor” link at such address.
Item 1A. Risk Factors.
     Forward-Looking Statements and Risk Factors
     Our revenues and losses could be affected by the risk factors discussed below that are applicable to us, and our income from joint ventures could be affected by the risk factors discussed below that are applicable to C-BASS and Sherman. These risk factors are an integral part of Management’s Discussion and Analysis.
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
Deterioration in home prices in the segment of the market we serve, a downturn in the domestic economy or changes in our mix of business may result in more homeowners defaulting and our losses increasing.
     Losses result from events that reduce a borrower’s ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values. Housing values may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on mortgage credit due to more stringent underwriting standards or other factors.
     The mix of business we write also affects the likelihood of losses occurring. In recent years, the percentage of our volume written on a flow basis that includes segments we view as having a higher probability of claim has continued to increase. These segments include loans with LTV ratios over 95% (including loans with 100% LTV ratios), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or total debt-to-income ratios of 38% or higher, as well as loans having combinations of higher risk factors.
     Approximately 8% of our primary risk in force written through the flow channel, and 65% of our primary risk in force written through the bulk channel, consists of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). (We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing.) We believe that during a prolonged period of rising interest rates, claims on ARMs would be substantially higher than for fixed rate loans, although the performance of ARMs has not been tested in such an environment. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we believe the volume of “interest-only” loans (which may also be ARMs) and loans with negative amortization features, such as pay option ARMs, increased in 2005 and 2006. Because interest-only loans and pay option ARMs are a relatively recent development, we have no data on their historical performance. We believe claim rates on certain of these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.
The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.
These alternatives to private mortgage insurance include:
•	lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value (“LTV”) ratio and a second mortgage with a 10%, 15% or 20% LTV ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% LTV ratio that has private mortgage insurance,

•	lenders and other investors holding mortgages in portfolio and self-insuring,

•	investors using credit enhancements other than private mortgage insurance, using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, or accepting credit risk without credit enhancement, and

•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration.
While no data is publicly available, we believe that piggyback loans are a significant percentage of mortgage originations in which borrowers make down payments of less than 20% and that their use is primarily by borrowers with higher credit scores. During the fourth quarter of 2004, we introduced on a national basis a program designed to recapture business lost to these mortgage insurance avoidance products. This program accounted for 9.1% and 6.5% of flow new insurance written in 2006 and 2005, respectively.

Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.
     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but also with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender. As discussed under “The mortgage insurance industry is subject to risk from private litigation and regulatory proceedings” below, we provided information to the New York Insurance Department and the Minnesota Department of Commerce about captive mortgage reinsurance arrangements. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.
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
     In each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force (which is also generally referred to as persistency) is an important determinant of revenues. The factors affecting the length of time our insurance remains in force include:
•	the level of current mortgage interest rates compared to the mortgage coupon rates on the insurance in force, which affects the vulnerability of the insurance in force to refinancings, and

•	mortgage insurance cancellation policies of mortgage investors along with the rate of home price appreciation experienced by the homes underlying the mortgages in the insurance in force.
     During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At December 31, 2006 persistency was at 69.6%, compared to the record low of 44.9% at September 30, 2003. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, we do not expect persistency will approach its December 31, 1990 level.

If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline which would reduce our revenues.
     The factors that affect the volume of low-down-payment mortgage originations include:
•	the level of home mortgage interest rates,

•	the health of the domestic economy as well as conditions in regional and local economies,

•	housing affordability,

•	population trends, including the rate of household formation,

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have LTV ratios that require private mortgage insurance, and

•	government housing policy encouraging loans to first-time homebuyers.
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
Changes in the business practices of Fannie Mae and Freddie Mac could reduce our revenues or increase our losses.
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
     Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. In December 2006, class action litigation was separately brought against three large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. While we are not a defendant in any of these cases, there can be no assurance that MGIC will not be subject to future litigation under RESPA or FCRA or that the outcome of any such litigation would not have a material adverse effect on us. In 2005, the United States Court of Appeals for the Ninth Circuit decided a case under FCRA to which we were not a party that may make it more likely that we will be subject to litigation regarding when notices to borrowers are required by FCRA. The Supreme Court of the United States is reviewing this case, with a decision expected by the second quarter of 2007.
     In June 2005, in response to a letter from the New York Insurance Department (the “NYID”), we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the NYID requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the NYID that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MDC”), which regulates insurance, we provided the MDC with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MDC. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

     The anti-referral fee provisions of RESPA provide that the Department of Housing and Urban Development (“HUD”) as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.
Net premiums written could be adversely affected if the Department of Housing and Urban Development reproposes and adopts a regulation under the Real Estate Settlement Procedures Act that is equivalent to a proposed regulation that was withdrawn in 2004.
     HUD regulations under RESPA prohibit paying lenders for the referral of settlement services, including mortgage insurance, and prohibit lenders from receiving such payments. In July 2002, HUD proposed a regulation that would exclude from these anti-referral fee provisions settlement services included in a package of settlement services offered to a borrower at a guaranteed price. HUD withdrew this proposed regulation in March 2004. Under the proposed regulation, if mortgage insurance were required on a loan, the package must include any mortgage insurance premium paid at settlement. Although certain state insurance regulations prohibit an insurer’s payment of referral fees, had this regulation been adopted in this form, our revenues could have been adversely affected to the extent that lenders offered such packages and received value from us in excess of what they could have received were the anti-referral fee provisions of RESPA to apply and if such state regulations were not applied to prohibit such payments.
We could be adversely affected if personal information on consumers that we maintain is improperly disclosed.
     As part of our business, we maintain large amounts of personal information on consumers. While we believe we have appropriate information security policies and systems to prevent unauthorized disclosure, there can be no assurance that unauthorized disclosure, either through the actions of third parties or employees, will not occur. Unauthorized disclosure could adversely affect our reputation and expose us to material claims for damages.
The implementation of the Basel II capital accord may discourage the use of mortgage insurance.
     In 1988, the Basel Committee on Banking Supervision (BCBS) developed the Basel Capital Accord (the Basel I), which set out international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the BCBS issued an update to Basel I (as revised in November 2005, Basel II). Basel II, which is scheduled to become effective in the United States and many other countries in 2008, affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities.
     The Basel II provisions related to residential mortgages and mortgage insurance may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim. The Basel II provisions may also alter the competitive positions and financial performance of mortgage insurers in other ways, including reducing our ability to successfully establish or operate our planned international operations.
Our international operations subject us to numerous risks.
     We have committed significant resources to begin international operations, initially in Australia, where we expect to start to write business in the second quarter of 2007. We plan to expand our international activities to other countries. Accordingly, in addition to the general economic and insurance business-related factors discussed above, we are subject to a number of risks associated with our international business activities, including:
•	risks of war and civil disturbances or other events that may limit or disrupt markets;

•	dependence on regulatory and third-party approvals;

•	changes in rating or outlooks assigned to our foreign subsidiaries by rating agencies;

•	challenges in attracting and retaining key foreign-based employees, customers and business partners in international markets;

•	foreign governments’ monetary policies and regulatory requirements;

•	economic downturns in targeted foreign mortgage origination markets;

•	interest-rate volatility in a variety of countries;

•	the burdens of complying with a wide variety of foreign regulations and laws, some of which may be materially different than the regulatory and statutory requirements we face in our domestic business, and which may change unexpectedly;

•	potentially adverse tax consequences;

•	restrictions on the repatriation of earnings;

•	foreign currency exchange rate fluctuations; and

•	the need to develop and market products appropriate to the various foreign markets.
     Any one or more of the risks listed above could limit or prohibit us from developing our international operations profitably. In addition, we may not be able to effectively manage new operations or successfully integrate them into our existing operations.
Our proposed merger with Radian could adversely affect us.
     On February 6, 2007, we entered into a definitive agreement under which Radian, one of our mortgage insurance competitors, would merge into us. We expect the merger to occur in the fourth quarter of 2007. Completion of the merger is subject to various conditions, including the approval by our and Radian’s stockholders, as well as regulatory approvals. There is no assurance that the merger will be approved, and there is no assurance that the other conditions to the completion of the combination will be satisfied. If the merger is not completed, we will be subject to risks such as the following:
•	because the current price of our common stock may reflect a market assumption that we will complete the merger, a failure to complete the combination could result in a negative perception of us and a decline in the price of our common stock;

•	we will have certain costs relating to the merger that will increase our expenses;

•	the merger may distract us from day-to-day operations and require substantial commitments of time and resources by our personnel, which they otherwise could have devoted to other opportunities that could have been beneficial to us; and

•	we expect some lenders will reallocate mortgage insurance business to competitors of MGIC and Radian as a result of the merger.
     In addition, if the merger is completed, we may not be able to efficiently integrate Radian’s businesses with ours or we may incur substantial costs and delays in integrating Radian’s businesses with ours. Radian’s business includes financial guaranty insurance, a business in which we have not previously engaged and which has characteristics that are different from mortgage guaranty insurance.

     Certain rating agencies rate the financial strength rating of Radian’s mortgage insurance operations Aa3 (or its equivalent). We expect that upon completion of the merger these rating agencies will downgrade our financial strength rating so that it is the same as Radian’s. We do not expect such a downgrade to affect our business. However, our ability to continue to write new mortgage insurance business depends on our maintaining a financial strength rating of at least Aa3 (or its equivalent). Therefore, any further downgrade would have a material adverse affect on us.
Our income from joint ventures could be adversely affected by credit losses, insufficient liquidity or competition affecting those businesses.
     C-BASS: Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) is principally engaged in the business of investing in the credit risk of credit sensitive single-family residential mortgages. C-BASS is particularly exposed to funding risk and to credit risk through ownership of the higher risk classes of mortgage backed securities from its own securitizations and those of other issuers. In addition, C-BASS’s results are sensitive to its ability to purchase mortgage loans and securities on terms that it projects will meet its return targets. C-BASS’s mortgage purchases in 2005 and 2006 have primarily been of subprime mortgages, which bear a higher risk of default. Further, a higher proportion of subprime mortgage originations in 2005 and in 2006, as compared to 2004, were interest-only loans, which C-BASS views as having greater credit risk. C-BASS has not purchased any pay option ARMs, which are another type of higher risk mortgage. Credit losses are affected by housing prices. A higher house price at default than at loan origination generally mitigates credit losses while a lower house price at default generally increases losses. Over the last several years, in certain regions home prices have experienced rates of increase greater than historical norms and greater than growth in median incomes. During the period 2003 to the third quarter of 2006, according to the Office of Federal Housing Oversight, home prices nationally increased 36%. Since the third quarter of 2006, according to published reports, home prices have declined in certain areas and have experienced lower rates of appreciation in others.
     With respect to liquidity, the substantial majority of C-BASS’s on-balance sheet financing for its mortgage and securities portfolio is dependent on the value of the collateral that secures this debt. C-BASS maintains substantial liquidity to cover margin calls in the event of substantial declines in the value of its mortgages and securities. While C-BASS’s policies governing the management of capital at risk are intended to provide sufficient liquidity to cover an instantaneous and substantial decline in value, such policies cannot guaranty that all liquidity required will in fact be available. Further, at December 31, 2006, approximately 68% of C-BASS’s financing has a term of less than one year, and is subject to renewal risk.
     At the end of each financial statement period, the carrying values of C-BASS’s mortgage securities are adjusted to fair value as estimated by C-BASS’s management. Increases in credit spreads between periods will generally result in declines in fair value that are reflected in C-BASS’s results of operations as unrealized losses.
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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     At December 31, 2006, we leased office space in various cities throughout the United States under leases expiring between 2007 and 2012 and which required annual rentals of $3.0 million in 2006.
     We own our headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.
Item 3. Legal Proceedings.
     We are involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on our financial position or results of operations.
     For information about the risk of legal proceedings, see the text under “The mortgage insurance industry is subject to the risk of private litigation and regulatory proceedings” under “Risk factors” in Item 1A, which is incorporated by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Executive Officers
     Certain information with respect to our executive officers as of March 1, 2007 is set forth below:

Name and Age	Title
Curt S. Culver, 54	Chairman of the Board and Chief Executive Officer of MGIC Investment Corporation and MGIC; Director of MGIC Investment Corporation and MGIC

Patrick Sinks, 50	President and Chief Operating Officer of MGIC Investment Corporation and MGIC

J. Michael Lauer, 62	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC

Lawrence J. Pierzchalski, 54	Executive Vice President— Risk Management of MGIC

James A. Karpowicz, 59	Senior Vice President—Chief Investment Officer and Treasurer of MGIC Investment Corporation and MGIC

Jeffrey H. Lane, 57	Senior Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

Michael G. Meade, 57	Senior Vice President—Information Services and Chief Information Officer of MGIC
     Mr. Culver has served as our Chief Executive Officer since January 2000 and as our Chairman of the Board since January 2005. He was our President from January 1999 to January 2006 and was President of MGIC from May 1996 to January 2006. Mr. Culver has been a senior officer of MGIC since 1988 having responsibility at various times during his career with MGIC for field operations, marketing and corporate development. From March 1985 to 1988, he held various management positions with MGIC in the areas of marketing and sales.
     Mr. Sinks became our and MGIC’s President and Chief Operating Officer in January 2006. He was Executive Vice President-Field Operations of MGIC from January 2004 to January 2006 and was Senior Vice President-Field Operations of MGIC from July 2002 to January 2004. From March 1985 to July 2002, he held various positions within MGIC’s finance and accounting organization, the last of which was Senior Vice President, Controller and Chief Accounting Officer.
     Mr. Lauer has served as our and MGIC’s Executive Vice President and Chief Financial Officer since March 1989.
     Mr. Pierzchalski has served as Executive Vice President-Risk Management of MGIC since May 1996 and prior thereto as Senior Vice President-Risk Management or Vice President-Risk Management of MGIC from April 1990. From March 1985 to April 1990, he held various management positions with MGIC in the areas of market research, corporate planning and risk management.
     Mr. Karpowicz has served as our and MGIC’s Senior Vice President—Chief Investment Officer and Treasurer since January, 2005 and has been Treasurer since 1998. From 1986 to January, 2005, he held various positions within MGIC’s investment operations organization, the last of which was Vice

President.
     Mr. Lane has served as our and MGIC’s Senior Vice President, General Counsel and Secretary since August 1996. For more than five years prior to his joining us, Mr. Lane was a partner of Foley & Lardner, a law firm headquartered in Milwaukee, Wisconsin.
     Mr. Meade has served as MGIC’s Senior Vice President—Information Services and Chief Information Officer since February 1992. From 1985 to 1992 he held various positions within MGIC’s information services organization, the last of which was Vice President—Information Services.
     In connection with the Merger, there will be certain changes in our executive officers, as described in the Merger 8-K.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     (a) Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2005 and 2006 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

	2005		2006
Quarter	High	Low	High	Low
First	$70.00	$59.98	$72.73	$62.01
Second	66.48	56.93	71.48	63.05
Third	70.02	60.56	65.29	53.96
Fourth	67.75	56.70	63.50	56.22
     In 2005 and 2006, we declared and paid the following cash dividends:

	2005	2006
Quarter
First	$.075	$.25
Second	.150	.25
Third	.150	.25
Fourth	.150	.25

	$.525	$1.00

     We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. For a discussion of these restrictions, see the sixth paragraph under “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 on Form 10-K and Note 11 to our consolidated financial statements in Item 8, which are incorporated by reference.
     As of February 15, 2007, the number of shareholders of record was 156. In addition, we estimate there are more than 200,000 beneficial owners of shares held by brokers and fiduciaries.
     Information regarding equity compensation plans is contained in Item 12.
     (b) Not applicable.

     (c) Information about shares of Common Stock repurchased during the fourth quarter of 2006 appears in the table below.

			(c)	(d)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs(1)
October 1, 2006 through October 31, 2006	36,296 (2)	$60.28	—	4,920,482

November 1, 2006 through November 30, 2006	80,000	$57.88	80,000	4,840,482

December 1, 2006 through December 31, 2006(3)	136,900	$58.07	136,900	4,703,582

Total	253,196 (2)	$58.33	216,900	4,703,582

(1)	On January 26, 2006, we announced that our Board of Directors authorized the repurchase of up to ten million shares of our Common Stock in the open market or in private transactions.

(2)	The shares purchased in October 2006 were purchased as part of stock option exercises by our co-workers.

(3)	These shares were purchased during the period December 1 — December 6, 2006.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands of dollars, except per share data)
Summary of Operations
Revenues:
Net premiums written	$1,217,236	$1,252,310	$1,305,417	$1,364,631	$1,177,955

Net premiums earned	$1,187,409	$1,238,692	$1,329,428	$1,366,011	$1,182,098
Investment income, net	240,621	228,854	215,053	202,881	207,516
Realized investment (losses) gains, net	(4,264)	14,857	17,242	36,862	29,113
Other revenue	45,403	44,127	50,970	79,657	65,836

Total revenues	1,469,169	1,526,530	1,612,693	1,685,411	1,484,563

Losses and expenses:
Losses incurred, net	613,635	553,530	700,999	766,028	365,752
Underwriting and other expenses	290,858	275,416	278,786	302,473	265,633
Interest expense	39,348	41,091	41,131	41,113	36,776

Total losses and expenses	943,841	870,037	1,020,916	1,109,614	668,161

Income before tax and joint ventures	525,328	656,493	591,777	575,797	816,402
Provision for income tax	130,097	176,932	159,348	146,027	240,971
Income from joint ventures, net of tax	169,508	147,312	120,757	64,109	53,760

Net income	$564,739	$626,873	$553,186	$493,879	$629,191

Weighted average common shares outstanding (in thousands)	84,950	92,443	98,245	99,022	104,214

Diluted earnings per share	$6.65	$6.78	$5.63	$4.99	$6.04

Dividends per share	$1.00	$.525	$.2250	$.1125	$.10

Balance sheet data
Total investments	$5,252,422	$5,295,430	$5,418,988	$5,067,427	$4,624,256
Total assets	6,621,671	6,357,569	6,380,691	5,917,387	5,300,303
Loss reserves	1,125,715	1,124,454	1,185,594	1,061,788	733,181
Short- and long-term debt	781,277	685,163	639,303	599,680	677,246
Shareholders’ equity	4,295,877	4,165,055	4,143,639	3,796,902	3,395,192
Book value per share	51.88	47.31	43.05	38.58	33.87

	Year Ended December 31,
	2006	2005	2004	2003	2002
New primary insurance written ($ millions)	$58,242	$61,503	$62,902	$96,803	$92,532
New primary risk written ($ millions)	15,937	16,836	16,792	25,209	23,403
New pool risk written ($ millions) (1)	240	358	208	862	674

Insurance in force (at year-end) ($ millions)
Direct primary insurance	176,531	170,029	177,091	189,632	196,988
Direct primary risk	47,079	44,860	45,981	48,658	49,231
Direct pool risk(1)	3,063	2,909	3,022	2,895	2,568

Primary loans in default ratios
Policies in force	1,283,174	1,303,084	1,413,678	1,551,331	1,655,887
Loans in default	78,628	85,788	85,487	86,372	73,648
Percentage of loans in default	6.13%	6.58%	6.05%	5.57%	4.45%
Percentage of loans in default — bulk	14.87%	14.72%	14.06%	11.80%	10.09%

Insurance operating ratios (GAAP)
Loss ratio	51.7%	44.7%	52.7%	56.1%	30.9%
Expense ratio(2)	17.0%	15.9%	14.6%	14.1%	14.8%

Combined ratio	68.7%	60.6%	67.3%	70.2%	45.7%

Risk-to-capital ratio (statutory)
MGIC	6.4:1	6.3:1	6.8:1	8.1:1	8.7:1

(1)	Represents contractual aggregate loss limits and, for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, for $4.4 billion, $5.0 billion, $4.9 billion, $4.9 billion and $3.0 billion, respectively, of risk without such limits, risk is calculated at $4 million, $51 million, $65 million, $192 million and $147 million, respectively, for new risk written and $473 million, $469 million, $418 million, $353 million and $161 million, respectively, for risk in force, the estimated amount that would credit enhance these loans to a ‘AA’ level based on a rating agency model.

(2)	The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio (expressed as a percentage) is the ratio of the combined insurance operations underwriting expenses to net premiums written.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Proposed Merger with Radian Group
     In early February 2007 we announced that we agreed to merge (the “Merger”) with Radian Group Inc. (“Radian”). The agreement provides for a merger of Radian into us in which 0.9658 shares of our common stock will be exchanged for each share of Radian common stock. Radian has publicly reported that at October 27, 2006 it had 80.6 million shares of common stock outstanding. The transaction has been unanimously approved by each company’s board of directors and is expected to be completed in the fourth quarter of 2007, subject to regulatory and shareholder approvals.
     Our company would almost double in size if the Merger occurs. See Note 16 to our consolidated financial statements. We would also be engaged in the financial guaranty business and may have to dispose of certain of the interests that the combined company would have held in the C-BASS and Sherman joint ventures. The business description, financial results and any forward looking statements that follow, apply only to our business, and do not reflect the effects of the Merger. For further information regarding the Merger, you should read our Current Reports on Form 8-K filed on February 6 and 12, 2007.
Business and General Environment
     Through our subsidiary MGIC, we are the leading provider of private mortgage insurance in the United States to the home mortgage lending industry. Our principal products are primary mortgage insurance and pool mortgage insurance. Primary mortgage insurance may be written through the flow market channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk market channel, in which portfolios of loans are individually insured in single, bulk transactions.
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
     C-BASS’s consolidated results of operations are affected by:
•	Portfolio revenue, which in turn is primarily affected by net interest income, gain on sale and liquidation, gain on securitization and hedging gains and losses related to portfolio assets and securitization, net of mark-to-market and whole loan reserve changes.
•	Net interest income
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
•	Credit card interest and fees, along with the coincident provision for losses for uncollectible amounts.

•	Costs of collection, which include servicing fees paid to third parties to collect receivables.
     2006 Results
     Our results of operations in 2006 were principally affected by:
•	Losses incurred
     Losses incurred for 2006 increased compared to 2005 primarily due to a larger increase in the estimates regarding how much will be paid on claims (severity), as well as a smaller decrease in the estimates regarding how many delinquencies will eventually result in a claim (claim rate), when each are compared to the same period in 2005.
•	Premiums written and earned
     During 2006, our written and earned premiums were lower than in 2005 due to lower average premium rates, offset by a slight increase in the average insurance in force.
•	Underwriting expenses
     Underwriting expenses increased in 2006 compared to 2005 primarily due to additional expenses related to Myers Internet (acquired in January 2006), equity based compensation and expansion into international operations.
•	Investment income
     Investment income in 2006 was higher than in 2005 due to an increase in the pre-tax yield.

•	Income from joint ventures
     Income from joint ventures increased in 2006 compared to 2005 due to higher income from both C-BASS and Sherman. C-BASS’s higher income primarily resulted from increased net interest income and servicing revenue, and Sherman’s higher income primarily resulted from increased credit card income and fees.
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
NIW
     The amount of MGIC’s NIW (this term is defined under “Premiums written and earned” in the “Overview—Business and General Environment” section) during the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	($billions)

NIW-Flow Channel	$39.3	$40.1	$47.1
NIW-Bulk Channel	18.9	21.4	15.8

Total NIW	$58.2	$61.5	$62.9

Refinance volume as a % of primary flow NIW	23%	28%	30%
     The decrease in NIW on a flow basis in 2006 was primarily the result of a decrease in refinance volume. Refinance volume is driven by changes in interest rates as discussed with respect to cancellations below. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below. We expect total NIW in 2007 to be above the level in 2006, due primarily to increased market penetration by private mortgage insurance resulting from changes in interest rates, increasing scrutiny, by bank regulators, of non-traditional mortgages and mortgage insurance tax deductibility.
     The decrease in NIW on a flow basis in 2005, compared to 2004, was primarily the result of continued market growth for piggyback loans that offer alternatives to mortgage insurance.

Cancellations and insurance in force
     NIW and cancellations of primary insurance in force during the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	($billions)

NIW	$58.2	$61.5	$62.9
Cancellations	(51.7)	(68.6)	(75.4)

Change in primary insurance in force	$6.5	$(7.1)	$(12.5)

Direct primary insurance in force as of December 31,	$176.5	$170.0	$177.1

     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. MGIC’s persistency rate (percentage of insurance remaining in force from one year prior) was 69.6% at December 31, 2006, an increase from 61.3% at December 31, 2005 and 60.2% at December 31, 2004. These persistency rate improvements and the related decline in cancellations reflect the general upward trend in mortgage interest rates and declining rate of home price appreciation over these periods. We expect modest improvement in the persistency rate in 2007, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late February 2007.
Bulk transactions
     Our writings of bulk insurance are in part sensitive to the volume of securitization transactions involving non-conforming loans. Our writings of bulk insurance are, in part, also sensitive to competition from other methods of providing credit enhancement in a securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. Competition from such an execution depends on, among other factors, the yield at which investors are willing to purchase tranches of the securitization that involve a higher degree of credit risk compared to the yield for tranches involving the lowest credit risk (the difference in such yields is referred to as the spread), the amount of higher risk tranches that investors are willing to purchase, and the amount of credit for losses that a rating agency will give to mortgage insurance. As the spread narrows, competition from an execution in which the subordinate tranches bear the first loss increases. The competitiveness of the mortgage insurance execution in the bulk channel may also be impacted by changes in our view of the risk of the business, which is affected by the historical performance of previously insured pools and our expectations for regional and local real estate values. As a result of the sensitivities discussed above, bulk volume can vary materially from period to period.
     NIW for bulk transactions decreased from $21.4 billion in 2005 to $18.9 billion in 2006 due primarily to narrow credit spreads and increased competition from both the marketplace (reflecting greater appetite for higher risk tranches by investors including hedge funds, and CDOs), and other mortgage insurers. In 2005, NIW for bulk transactions increased from $15.8 billion in 2004, due primarily to transactions with customers for which no insurance had been written in 2004, as well as slightly wider credit spreads in the last few months of 2005. We price our bulk business to generate acceptable returns; there can be no assurance, however, that the assumptions underlying the premium rates will achieve this objective.
Pool insurance
     In addition to providing primary insurance coverage, we also insure pools of mortgage loans. New pool risk written during the years ended December 31, 2006, 2005 and 2004 was $240 million, $358 million and $208 million, respectively. Our direct pool risk in force was $3.1 billion, $2.9 billion and $3.0 billion at December 31, 2006, 2005 and 2004, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and those without such limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. Under this model, at December 31, 2006, 2005 and 2004, for $4.4 billion, $5.0 billion and $4.9 billion, respectively, of risk without such limits, risk in force is calculated at $473 million, $469 million and $418 million, respectively. For the years ended December 31, 2006, 2005 and 2004 for $56 million, $959 million and $1,194 million, respectively, of risk without contractual aggregate loss limits, new risk written for those years was $4 million, $51 million and $65 million, respectively.
Net premiums written and earned
     Net premiums written and earned during 2006 decreased, compared to 2005, due to lower average premium rates, offset by a slight increase in the average insurance in force. Assuming no significant decline in interest rates from their level at the end of February 2007, we expect the average insurance in force during 2007 to be higher than in 2006 because insurance in force at December 31, 2006 was at the highest level of any quarter-end in 2006 and our expectation, discussed under “NIW” above, that private mortgage insurance will be used on a greater percentage of mortgage originations in 2007. As a result, we anticipate that net premiums written and earned in 2007 will increase compared to 2006.
     Net premiums written and earned during 2005 decreased, compared to 2004, due to a decline in the average insurance in force.
Risk sharing arrangements
     For the nine months ended September 30, 2006, approximately 46.0% of our new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 48.1% for the year ended December 31, 2005 and 50.6% for the year ended December 31, 2004. The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the most recently ended quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.

     Continuing a program begun in 2005 to reduce exposure to certain geographical areas and categories of risk, we entered into an excess of loss reinsurance agreement in 2006 under which we ceded approximately $45 million of risk in force to a special purpose reinsurance company (an “SPR”). The SPR is not affiliated with us and was formed solely to enter into the reinsurance arrangements. The SPR obtained its capital from institutional investors by issuance of various classes of notes the return on which is linked to the performance of the reinsured portfolio. The SPR invested the proceeds of the notes in high quality short-term investments. Income earned on those investments and reinsurance premiums paid by us are applied to pay interest on the notes as well as expenses of the SPR. The investments would be liquidated to pay reinsured loss amounts to us. Proceeds not required to pay reinsured losses will be used to pay principal on the notes. Premiums ceded under these agreements have not been material and are included in “ceded premiums.” The total original risk in force ceded under the three transactions under this program, two of which were completed in 2005, was $130 million. We may enter into similar transactions in the future.
Investment income
     Investment income for 2006 increased due to an increase in the average investment yield. The portfolio’s average pre-tax investment yield was 4.56% at December 31, 2006 and 4.28% at December 31, 2005. The portfolio’s average after-tax investment yield was 4.03% at December 31, 2006 and 3.86% at December 31, 2005. Our net realized losses in 2006 and net realized gains in 2005 resulted primarily from the sale of fixed maturity investments.
     Investment income for 2005 increased compared to 2004 due to an increase in the amortized cost of average invested assets to $5.4 billion for 2005 from $5.2 billion for 2004, as well as slight increase in the average investment yield. Our net realized gains for 2004 resulted primarily from the sale of fixed maturity investments.
Other revenue
     The increase in other revenue for 2006, compared to 2005, is primarily the result of additional revenue from the operation of Myers Internet, offset by a decrease in revenue from contract underwriting. The decrease in other revenue in 2005, compared to 2004, is primarily the result of decreased revenue from non-insurance operations, other than contract underwriting.
Losses
     As discussed in “Critical Accounting Policies,” consistent with industry practices, loss reserves for future claims are established only for loans that are currently delinquent. (The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due.) Loss reserves are established by management’s estimation of the number of loans in our inventory of delinquent loans that will not cure their delinquency and thus result in a claim (historically, a substantial majority of delinquent loans have cured), which is referred to as the claim rate, and further estimating the amount that we will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets.
     In 2006, net losses incurred were $614 million, of which $704 million pertained to current year loss development and ($90) million pertained to favorable prior years’ loss development. In 2005, net losses incurred were $554 million, of which $680 million pertained to current year loss development and ($126) million pertained to favorable prior years’ loss development. See Note 6 to our consolidated financial statements in Item 8.
     The amount of losses incurred pertaining to current year loss development represents the estimated amount to be ultimately paid on default notices received in the current year. Losses incurred pertaining to the current year increased in 2006, compared to 2005, primarily due to a larger increase in the estimates regarding how much will be paid on claims (severity), as well as a smaller decrease in the estimates regarding how many delinquencies will eventually result in a claim (claim rate), when each are compared to the same period in 2005. Our estimates are determined based upon historical experience. The increase in estimated severity is primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as a decrease in our ability to mitigate losses through the sale of properties in some geographical areas. The decrease in estimated claim rates is the result of recent historical improvements in the claim rate in certain geographical regions, with the exception of the Midwest, where recent historical claim rates have not improved. It is likely that the claim rates in the Midwest have not improved due to the lack of job growth, weaker economic environment, and modest to negative home price appreciation in Michigan, Ohio and Indiana. During 2006 the home price appreciation in Ohio and Indiana was below the national average, and Michigan experienced negative appreciation. These states accounted for approximately 34% of our losses paid in 2006. In the fourth quarter of 2006 California and Florida began to experience less favorable housing markets, which will likely increase the actual claim rates and severity in those areas. Both California and Florida experienced less favorable home price appreciation in 2006, compared to 2005. During 2006, home sales in these states have declined, and the supply of homes on the market has increased.
     The amount of losses incurred pertaining to prior year loss development represents actual claim payments that were higher or lower than what was estimated by us at the end of the prior year as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. This re-estimation is the result of management’s review of current trends in default inventory, such as defaults that have resulted in a claim, the amount of the claim, the change in relative level of defaults by geography and the change in average loan exposure. The $90 million and $126 million reduction in losses incurred pertaining to prior years in 2006 and 2005, respectively, was due primarily to more favorable loss trends experienced during the year.
     We anticipate that losses incurred in 2007 will exceed their 2006 level.
     In 2005, compared to 2004, losses incurred decreased primarily due to a decrease in the estimates regarding how many delinquencies will eventually result in a claim, when compared to 2004.

     Information about the composition of the primary insurance default inventory at December 31, 2006, 2005 and 2004 appears in the table below.

	2006	2005	2004

Total loans delinquent	78,628	85,788	85,487
Percentage of loans delinquent (default rate)	6.13%	6.58%	6.05%

Flow loans delinquent	42,438	47,051	44,925
Percentage of flow loans delinquent (default rate)	4.08%	4.52%	3.99%

Bulk loans delinquent	36,190	38,737	40,562
Percentage of bulk loans delinquent (default rate)	14.87%	14.72%	14.06%

A-minus and subprime credit loans delinquent*	34,360	36,485	35,824
Percentage of A-minus and subprime credit loans delinquent (default rate)	18.94%	18.30%	16.49%

*	A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO credit scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO credit scores of less than 575.
     The average primary claim paid for 2006 was $28,228 compared to $26,361 in 2005 and $24,438 in 2004. We expect larger increases in the average primary claim paid in 2007 and beyond. These increases are expected to be driven by our higher average insured loan sizes as well as decreases in our ability to mitigate losses through the sale of properties in some geographical regions, as certain housing markets, like California and Florida, become less favorable.
     The pool notice inventory decreased from 23,772 at December 31, 2005 to 20,458 at December 31, 2006; the pool notice inventory was 25,500 at December 31, 2004.
     Information about net losses paid during the years ended December 31, 2006, 2005 and 2004 appears in the table below.
Net paid claims ($millions)

	2006	2005	2004
Flow	$273	$281	$273
Bulk	252	249	227
Other	86	82	77

	$611	$612	$577

     We anticipate that net paid claims in 2007 will exceed their 2006 level.

     As of December 31, 2006, 70% of our primary insurance in force was written subsequent to December 31, 2003. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.
Underwriting and other expenses
     Underwriting and other expenses increased in 2006, compared to 2005, primarily due to additional expenses from Myers Internet, equity based compensation and expansion into international operations. The effect of these expense increases was partially offset by lower non-insurance expenses. We anticipate that expenses in 2007 will increase compared to 2006, due primarily to international expansion.
     The decrease in underwriting and other expenses in 2005, compared to 2004, is primarily attributable to decreases in expenses related to contract underwriting activity.
Consolidated ratios
     The table below presents our consolidated loss, expense and combined ratios for the years ended December 31, 2006, 2005 and 2004.
Consolidated Insurance Operations:

	2006	2005	2004
Loss ratio	51.7%	44.7%	52.7%
Expense ratio	17.0%	15.9%	14.6%

Combined ratio	68.7%	60.6%	67.3%

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
     The decrease in the loss ratio in 2005, compared to 2004, is due to a decrease in losses incurred compared to the prior year. The increase in the expense ratio in 2005, compared to 2004, is due to a decrease in premiums written compared to the prior year.
Income taxes
     The effective tax rate was 24.8% in 2006, compared to 27.0% in 2005 and 26.9% in 2004. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. Changes in the effective tax rate principally result from a higher or lower percentage of total income before tax being generated from tax-preferenced investments. The lower effective tax rate in 2006 resulted from a higher percentage of total income before tax being generated from tax preferenced investments, which resulted from lower levels of underwriting income.
Joint ventures
     Our equity in the earnings from the C-BASS and Sherman joint ventures with Radian and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. The increase in income from joint ventures in 2006, compared to 2005, as well as the increase in 2005, compared to 2004, is primarily the result of increased equity earnings from each of Sherman and C-BASS.
C-BASS
Recent Developments
     Fieldstone: On February 15, 2007, C-BASS and Fieldstone Investment Corporation (“Fieldstone”) entered into a merger agreement. Under the terms of the agreement, C-BASS will acquire all of the outstanding common stock of Fieldstone for approximately $259 million in cash. Completion of the transaction, which is currently expected to occur in the second quarter of 2007, is contingent on various closing conditions, including regulatory approvals and the approval of Fieldstone’s stockholders. At the close of the transaction, Fieldstone will become a wholly owned subsidiary of C-BASS. At September 30, 2006, Fieldstone owned and managed a portfolio of over $5.7 billion of non-conforming mortgage loans originated primarily by a Fieldstone subsidiary. These mortgage loans are financed through securitizations that are structured as debt with the result that both the mortgage loans and the related debt appear on Fieldstone’s balance sheet. The closing of the acquisition will not change this balance sheet treatment. At September 30, 2006, according to information filed by Fieldstone with the Securities and Exchange Commission, Fieldstone’s assets were $6.4 billion; its liabilities were $6.0 billion; and its shareholder’s equity was $424 million. At the closing, Fieldstone’s assets and liabilities will be adjusted to reflect the purchase price, as required by GAAP.
      The transaction supports C-BASS’s fundamental business premise of using servicing provided through Litton to increase the returns on mortgage assets owned by C-BASS. The acquisition of Fieldstone will also provide C-BASS with mortgage origination capability.
     Subprime Market: Significant dislocation occurred in the subprime mortgage market during February 2007. Spreads on non-investment grade and non-rated subprime mortgage securities, which are the bulk of C-BASS’s mortgage securities portfolio, increased dramatically through February 23, 2007, when our Management’s Discussion and Analysis was finalized. Unless spreads return to their level at the end of January 2007, C-BASS will experience expense from negative mark-to-market revaluations of these assets. See “Overview—Business and General Environment— Income from Joint Ventures—C-BASS—Hedging gains and losses, net of mark-to-market and whole loan reserve changes.” During February 2007 through February 23, C-BASS estimates this expense was approximately $30 million. C-BASS also believes it was profitable during the period January 1 through February 23, 2007. Prior to February 2007, we expected C-BASS’s pre-tax income in 2007 to approximate its pre-tax income in 2006. Changes in spreads through February 23, 2007 have not led us to make any material revision to this expectation, although we now view there is more risk to the achievement of this forecast. We also believe C-BASS’s results for the first quarter of 2007 will be materially below its results for the first quarter of 2006. As noted under “Our income from joint ventures could be adversely affected by credit losses, insufficient liquidity or competition affecting those businesses—C-BASS” in Item 1A. of this Annual Report on Form 10-K, the substantial majority of C-BASS’s on-balance sheet financing for its mortgage and securities portfolio is dependent on the value of the collateral that secures this debt. When spreads increase, additional cash (margin) must be provided to the lenders to offset the related decline in collateral value. C-BASS has maintained substantial cash resources against the risk of spreads increasing by amounts that are substantially greater than have been experienced in February 2007 through February 23, 2007. Hence, we do not believe the spread increases experienced in February 2007 through February 23, 2007 have materially impaired C-BASS’s liquidity. C-BASS also maintains substantial liquidity to cover additional margin that may be required when C-BASS’s interest rate risk hedging instruments decline in value as a result of short-term interest rate declines. Such declines in the value of hedging instruments are reflected in C-BASS’s operating results as unrealized losses.
Results of Operations and Financial Condition
     Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.
C-BASS Summary Balance Sheet:

	December 31,
	2006	2005
	($millions)
Assets:
Whole loans	$4,596	$4,638
Securities	2,422	2,054
Servicing	656	468
Other	1,127	534

Total Assets	$8,801	$7,694

Total Liabilities	$7,875	$6,931

Debt (1)	$6,140	$6,434

Owners’ Equity	$926	$763

(1)	Most of which is scheduled to mature within one year or less.
     Included in whole loans and total liabilities at December 31, 2006 were approximately $741 million of assets and $720 million of liabilities from third party securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above. There were no such assets and liabilities at December 31, 2005.

C-BASS Summary Income Statement:

	Year Ended December 31,
	2006	2005	2004
	($millions)

Portfolio	$346.6	$295.9	$293.2
Servicing	366.5	293.2	166.1
Money management	33.6	35.8	19.8

Total revenue	746.7	624.9	479.1

Total expense	456.2	384.3	271.0

Income before tax	$290.5	$240.6	$208.1

Company’s share of pre-tax income	$133.7	$110.9	$97.9

     See “Overview—Business and General Environment—Income from Joint Ventures—C-BASS” for a description of the components of the revenue lines.
     The increased contribution for 2006, compared to 2005, was primarily due to increased net interest income and servicing revenue. Higher net interest income was the result of a higher average investment portfolio and higher earnings on trust deposits for securities serviced by Litton as well as the overall interest rate movement. The increased servicing revenue was due primarily to Litton’s higher average servicing portfolio.
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
     Our investment in C-BASS on an equity basis at December 31, 2006 was $449.5 million. We received $46.9 million in distributions from C-BASS during 2006.

Sherman
     Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.
Sherman Summary Balance Sheet:

	December 31,
	2006	2005
	($millions)

Total Assets	$1,204	$979
Total Liabilities	$923	$743
Debt	$761	$597
Members’ Equity	$281	$236
Sherman Summary Income Statement:

	Year Ended December 31,
	2006	2005	2004
	($millions)

Revenues from receivable portfolios	$1,031.6	$855.5	$801.8
Portfolio amortization	373.0	292.8	343.4

Revenues, net of amortization	658.6	562.7	458.4

Credit card interest income and fees	357.3	196.7	—
Other revenue	35.6	71.1	59.5

Total revenues	1,051.5	830.5	517.9

Total expenses	702.0	541.3	317.3

Income before tax	$349.5	$289.2	$200.6

Company’s share of pre-tax income	$121.9	$110.3	$83.3

     The increased contribution from Sherman in 2006, compared to 2005, was primarily due to increased credit card income and fees generated by Credit One Bank (“Credit One”). The increase in expenses from 2005 to 2006 was also related to Credit One. The increased contribution from Sherman in 2005, compared to 2004, was primarily due to increased revenue, net of amortization, from delinquent receivable portfolios owned during the comparison periods attributable to continuing collections and lower amortization and from higher collections due to growth in the amount of delinquent receivable portfolios owned by Sherman in sequential periods. The increase in revenue for 2005 was also due to credit card income and fees generated by Credit One, which was acquired by Sherman in March 2005; the increase in expenses in 2005 was also related to Credit One.
     Our investment in Sherman on an equity basis at December 31, 2006 was $163.8 million. We received $103.7 million of distributions from Sherman in 2006. In January 2007 we received a $51.5 million distribution from Sherman.
     In June 2005, MGIC, Radian (MGIC and Radian are collectively referred to as the “Corporate Partners”) and entities (the “Management Entities”) owned by the senior management (“Senior Management”) of Sherman entered into a Securities Purchase Agreement and a Call Option Agreement. Under the Securities Purchase Agreement, each of MGIC and Radian agreed to sell to one of the Management Entities 6.92% of the 41.5% interest in Sherman owned by each (a total of 13.84% for both MGIC and Radian) for approximately $15.7 million, which is $1.0 million in excess of the approximate book value of the interest at April 30, 2005. Upon completion of the sale in August 2005, Senior Management of Sherman owned an interest in Sherman of 30.84% and each of MGIC and Radian owned interests of 34.58%. Under the Call Option Agreement, one of the Management Entities granted separate options (each an “Original Option”) to each Corporate Partner to purchase a 6.92% interest in Sherman (a total of 13.84% under both Original Options). In connection with these transactions, the payout under Sherman’s annual incentive plan (which is based on a percentage of Sherman’s pre-bonus results) was reduced effective May 1, 2005.
     Effective July 1, 2006, 94% of the original interests in Sherman were recapitalized into Class A Common Units and the remaining 6% were recapitalized into a combination of Preferred Units and Class B Common Units. In September 2006, in connection with this restructuring, the Corporate Partners and one of the Management Entities entered into an Amended and Restated Call Option Agreement under which the Original Options were restructured into new options (the “Restructured Options”). Under each Restructured Option, the portion of the corresponding Original Option that covered 3% of the original interests in Sherman was changed to cover Preferred Units (half of the Preferred Units issued in the recapitalization). The remainder of each Original Option was changed to cover Class A Units issued in the recapitalization (3.92% of the original interests, which represent 4.17% of the Class A Units issued in the recapitalization).
     In September 2006, both Corporate Partners exercised their Restructured Options, which were effective back to July 1, 2006. As a result of the exercise of the Restructured Options, both Corporate Partners own 40.96% of the Class A Common Units and 50% of the Preferred Units. The Management Entities own the remainder of the Class A Common Units and all of the Class B Common Units.
     Also, upon exercise of the option, the purchase price paid in excess of the book value, $61.5 million, was allocated to Sherman’s assets on our financial records, up to the fair market value of those assets. The fair valued assets will be amortized over their assumed lives, resulting in additional amortization expense for us above Sherman’s actual amortization expense. The “Company’s share of pre-tax income” line item in the table above includes $12.0 million of this additional amortization expense for the year ended December 31, 2006. The difference between the purchase price paid and the fair value of the identifiable assets, approximately $4.3 million, is recorded in our financial records as goodwill and will be periodically tested for impairment.
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
Financial Condition
     We had $300 million, 5.375% Senior Notes due in November 2015, $200 million, 6% Senior Notes due in March 2007 and $200 million, 5.625% Senior Notes due in 2011 outstanding at December 31, 2006. We issued the Notes due in 2011 in the third quarter of 2006 to obtain funds to repay the Notes due in March 2007. At December 31, 2005 we had $300 million 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007 outstanding. At December 31, 2006 and 2005, the market value of the outstanding debt (which also includes commercial paper) was $783.2 million and $687.9 million, respectively.
     See “Results of Operations—Joint ventures” above for information about the financial condition of C-BASS and Sherman.
     As of December 31, 2006, 82% of our investment portfolio was invested in tax-preferenced securities. In addition, at December 31, 2006, based on book value, approximately 97% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.
     At December 31, 2006, our derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2006, the effective duration of our fixed income investment portfolio was 4.6 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.6% change in the market value of our fixed income portfolio.
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
     We have a $300 million commercial paper program, which is rated “A-1” by S&P and “P-1” by Moody’s. At December 31, 2006 and 2005, we had $84.1 million and $187.8 million in commercial paper outstanding with a weighted average interest rate of 5.35% and 4.39%, respectively.
     We have a $300 million, five year revolving credit facility expiring in 2010 which will continue to be used as a liquidity back up facility for the outstanding commercial paper. Under the terms of the credit facility, we must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At December 31, 2006, these requirements were met. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $215.9 million and $112.2 million at December 31, 2006 and 2005, respectively.
     During the first quarter of 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with the committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, we paid a fixed rate of 5.07% and received a variable interest rate based on LIBOR. The swap had an expiration date coinciding with the maturity of the credit facility and was designated as a cash flow hedge. At December 31, 2006 we had no interest rate swaps outstanding.
     (Income) expense on the interest rate swaps in 2006, 2005 and 2004 of approximately ($0.1) million, $0.8 million and $3.3 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
     The commercial paper, back-up credit facility and the Senior Notes are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In February 2007, MGIC paid a quarterly dividend of $55 million. As a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. For additional information about our financial condition, results of operations and cash flows on a parent company basis, and MGIC, on a consolidated basis, see Note 15 to our consolidated financial statements in Item 8.
     During 2006, we repurchased 6.1 million shares of Common Stock under publicly announced programs at a cost of $385.6 million. At December 31, 2006, we had Board approval to purchase an additional 4.7 million shares under these programs. For additional information regarding stock repurchases, see Item 5(c) of Part II of this Annual Report on Form 10-K. From mid-1997 through December 31, 2006, we repurchased 41.6 million shares under publicly announced programs at a cost of $2.3 billion. Funds for the shares repurchased by us since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.
     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2006, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $54.1 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through December 31, 2006, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.
     Our consolidated risk-to-capital ratio was 7.5:1 at December 31, 2006 compared to 7.4:1 at December 31, 2005.
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
     For certain material risks of our business, see Item 1A.
Contractual Obligations
     At December 31, 2006, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

		Less than			More than
Contractual Obligations ($ millions):	Total	1 year	1—3 years	3—5 years	5 years
Long-term debt obligations	$899	$230	$55	$252	$362
Operating lease obligations	12	6	5	1	—
Purchase obligations	1	1	—	—	—
Other long-term liabilities	1,126	653	405	68	—

Total	$2,038	$890	$465	$321	$362

     Our long-term debt obligations include our $300 million, 5.375% Senior Notes due in November 2015, $200 million, 6% Senior Notes due in March 2007 and $200 million, 5.625% Senior Notes due in 2011 (which were issued to refinance the Senior Notes due in 2007), including related interest, as discussed in “Note 5. Short- and long-term debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 12 to our consolidated financial statements in Item 8. Our purchase obligations included obligations to purchase computer software and home office furniture and equipment.
     Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The future loss payment periods are estimated based on historical experience.

Critical Accounting Policies
     We believe that the accounting policies described below involved significant judgments and estimates used in the preparation of our consolidated financial statements.
Loss reserves
     Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. A default is defined as an insured loan with a mortgage payment that is 45 days or more past due. Reserves are also established for estimated losses incurred on notices of default not yet reported. Consistent with industry practices, we do not establish loss reserves for future claims on insured loans which are not currently in default.
     Reserves are established by management using estimated claims rates and claims amounts in estimating the ultimate loss. Amounts for salvage recoverable are considered in the determination of the reserve estimates. The liability for reinsurance assumed is based on information provided by the ceding companies.
     The incurred but not reported (“IBNR”) reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rates and claims amounts for the estimated number of defaults not reported. As of December 31, 2006 and 2005, we have established IBNR reserves in the amount of $110 million and $112 million, respectively.
     Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.
     The estimated claims rates and claims amounts represent what management believes best reflect the estimate of what will actually be paid on the loans in default as of the reserve date. The estimate of claims rates and claims amounts are based on management’s review of recent trends in the default inventory. Management reviews recent trends in the rate at which defaults resulted in a claim (i.e. claims rate), the amount of the claim (i.e. severity), the change in the level of defaults by geography and the change in average loan exposure. As a result, the process to determine reserves does not include quantitative ranges of outcomes that are reasonably likely to occur.
     The claims rate and claim amounts are likely to be affected by external events, including actual economic conditions such as changes in unemployment rate, interest rate or housing value. Management’s estimation process does not include a correlation between claims rate and claims amounts to projected economic conditions such as changes in unemployment rate, interest rate or housing value. Our experience is that analysis of that nature would not produce reliable results. The results would not be reliable as the change in one economic condition can not be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. Additionally, the changes and interaction of these economic conditions are not likely homogeneous throughout the regions in which we conduct business. Each economic environment influences our ultimate paid losses differently, even if apparently similar in nature. Furthermore, changes in economic conditions may not necessarily be reflected in our loss development in the quarter or year in which such changes occur. Typically, actual claim results often lag changes in economic conditions at least nine to twelve months.

     In considering the potential sensitivity of the factors underlying management’s best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations. For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor could change the reserve amount by approximately $55 million. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Losses incurred	Reserve at
	related to	end of
	prior years (1)	prior year

2006	$90,079	$1,124,454
2005	126,167	1,185,594
2004	13,451	1,061,788
2003	(113,797)	733,181
2002	74,252	613,664

(1)	A positive number for a prior year indicates a redundancy of loss reserves, and a negative number for a prior year indicates a deficiency of loss reserves.
     The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may vary significantly from the loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings. Changes to our estimates could result in material changes to our operations, even in a stable economic environment. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made.
Revenue recognition
     When the policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy term. We have no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender and will have no effect on earned premium. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs discussed below.
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
     Because our insurance premiums are earned over time, changes in persistency result in DAC being amortized against revenue over a comparable period of time. At December 31, 2006, the persistency rate of our primary mortgage insurance was 69.6%, compared to 61.3% at December 31, 2005. This change did not significantly affect the amortization of DAC for the period ended December 31, 2006. A 10% change in persistency would not have a material effect on net income in the subsequent year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     At December 31, 2006, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2006, the effective duration of our fixed income investment portfolio was 4.6 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.6% change in the market value of our fixed income portfolio.
     The borrowings under our commercial paper program are subject to interest rates that are variable. A discussion of our interest rate swaps appears in the fourth and fifth paragraphs of Item 7 of this Annual Report on Form 10-K under “Liquidity and Capital Resources” and such discussion is incorporated by reference.
Item 8. Financial Statements and Supplementary Data.
     The following consolidated financial statements are filed pursuant to this Item 8:

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$1,357,107	$1,380,998	$1,420,643
Assumed	2,052	1,075	307
Ceded (note 7)	(141,923)	(129,763)	(115,533)

Net premiums written	1,217,236	1,252,310	1,305,417
(Increase) decrease in unearned premiums	(29,827)	(13,618)	24,011

Net premiums earned (note 7)	1,187,409	1,238,692	1,329,428

Investment income, net of expenses (note 4)	240,621	228,854	215,053
Realized investment (losses) gains, net (note 4)	(4,264)	14,857	17,242
Other revenue	45,403	44,127	50,970

Total revenues	1,469,169	1,526,530	1,612,693

Losses and expenses:
Losses incurred, net (notes 6 and 7)	613,635	553,530	700,999
Underwriting and other expenses	290,858	275,416	278,786
Interest expense	39,348	41,091	41,131

Total losses and expenses	943,841	870,037	1,020,916

Income before tax and joint ventures (note 8)	525,328	656,493	591,777
Provision for income tax (note 10)	130,097	176,932	159,348
Income from joint ventures, net of tax	169,508	147,312	120,757

Net income	$564,739	$626,873	$553,186

Earnings per share (note 11):

Basic	$6.70	$6.83	$5.67

Diluted	$6.65	$6.78	$5.63

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
	(In thousands of dollars)
ASSETS

Investment portfolio (note 4):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2006—$5,121,074; 2005—$5,173,091)	$5,249,854	$5,292,942
Equity securities (cost, 2006—$2,594; 2005—$2,504)	2,568	2,488

Total investment portfolio	5,252,422	5,295,430

Cash and cash equivalents	293,738	195,256
Accrued investment income	64,646	66,369
Reinsurance recoverable on loss reserves (note 7)	13,417	14,787
Prepaid reinsurance premiums (note 7)	9,620	9,608
Premiums receivable	88,071	91,547
Home office and equipment, net	32,603	32,666
Deferred insurance policy acquisition costs	12,769	18,416
Investments in joint ventures (note 8)	655,884	481,778
Other assets	198,501	151,712

Total assets	$6,621,671	$6,357,569

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Loss reserves (notes 6 and 7)	$1,125,715	$1,124,454
Unearned premiums (note 7)	189,661	159,823
Short- and long-term debt (note 5)	781,277	685,163
Income taxes payable	34,480	62,006
Other liabilities	194,661	161,068

Total liabilities	2,325,794	2,192,514

Contingencies (note 13)

Shareholders’ equity (note 11):
Common stock, $1 par value, shares authorized 300,000,000; shares issued 2006—123,028,976; 2005—122,549,285 outstanding 2006—82,799,919; 2005—88,046,430	123,029	122,549
Paid-in capital	310,394	280,052
Treasury stock (shares at cost 2006—40,229,057 2005—34,502,855)	(2,201,966)	(1,834,434)
Accumulated other comprehensive income, net of tax (note 2)	65,789	77,499
Retained earnings (note 11)	5,998,631	5,519,389

Total shareholders’ equity	4,295,877	4,165,055

Total liabilities and shareholders’ equity	$6,621,671	$6,357,569

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (note 2)	earnings	income
	(In thousands of dollars)

Balance, December 31, 2003	$121,587	$239,485	$(1,115,969)	$140,651	$4,411,148

Net income	—	—	—	—	553,186	$553,186
Change in unrealized investment gains and losses, net	—	—	—	(22,228)	—	(22,228)
Unrealized gain (loss) on derivatives, net	—	—	—	3,849	—	3,849
Dividends declared	—	—	—	—	(22,032)
Common stock shares issued	737	35,618	—	—	—
Repurchase of outstanding common shares	—	—	(205,014)	—	—
Reissuance of treasury stock	—	9,483	7,510	—	—
Equity compensation	—	(14,136)	—	—	—
Other	—	—	—	1,111	(1,347)	1,111

Comprehensive income	—	—	—	—	—	$535,918

Balance, December 31, 2004	$122,324	$270,450	$(1,313,473)	$123,383	$4,940,955

Net income	—	—	—	—	626,873	$626,873
Change in unrealized investment gains and losses, net	—	—	—	(48,119)	—	(48,119)
Unrealized gain (loss) on derivatives, net	—	—	—	1,140	—	1,140
Dividends declared	—	—	—	—	(48,439)
Common stock shares issued	225	11,288	—	—	—
Repurchase of outstanding common shares	—	—	(533,844)	—	—
Reissuance of treasury stock	—	(19,038)	12,883	—	—
Equity compensation	—	17,352	—	—	—
Other	—	—	—	1,095	—	1,095

Comprehensive income	—	—	—	—	—	$580,989

Balance, December 31, 2005	$122,549	$280,052	$(1,834,434)	$77,499	$5,519,389

Net income	—	—	—	—	564,739	$564,739
Change in unrealized investment gains and losses, net (note 4)	—	—	—	5,796	—	5,796
Unrealized gain (loss) on derivatives, net (note 5)	—	—	—	777	—	777
Dividends declared	—	—	—	—	(85,497)
Common stock shares issued	480	24,386	—	—	—
Repurchase of outstanding common shares	—	—	(385,629)	—	—
Reissuance of treasury stock	—	(25,074)	18,097	—	—
Equity compensation (note 11)	—	31,030	—	—	—
Defined benefit plan adjustments, net (note 9)	—	—	—	(17,786)	—
Other	—	—	—	(497)	—	(497)

Comprehensive income	—	—	—	—	—	$570,815

Balance, December 31, 2006	$123,029	$310,394	$(2,201,966)	$65,789	$5,998,631

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$564,739	$626,873	$553,186
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	14,202	20,344	26,020
Capitalized deferred insurance policy acquisition costs	(8,555)	(11,046)	(21,121)
Depreciation and other amortization	22,317	18,977	21,631
Decrease (increase) in accrued investment income	1,723	886	(7,667)
Decrease in reinsurance recoverable on loss reserves	1,370	2,515	772
(Increase) decrease in prepaid reinsurance premiums	(12)	(2,772)	692
Decrease in premium receivable	3,476	3,849	26,894
Increase (decrease) in loss reserves	1,261	(61,140)	123,806
Increase (decrease) in unearned premiums	29,838	16,390	(24,704)
Equity in earnings of joint ventures	(249,473)	(215,965)	(176,499)
Distributions from joint ventures	150,549	144,161	82,300
Other	(33,757)	(34,718)	(46,150)

Net cash provided by operating activities	497,678	508,354	559,160

Cash flows from investing activities:
Purchase of fixed maturities	(1,841,293)	(1,592,615)	(1,782,395)
Purchase of equity securities	(90)	(2,802)	—
Investments in joint ventures	(75,948)	(12,928)	(12,137)
Sale of invesment in joint ventures	—	15,652	—
Proceeds from sale of equity securities	—	10,167	8,244
Proceeds from sale of fixed maturities	1,563,889	1,355,912	1,102,533
Proceeds from maturity of fixed maturities	311,604	283,256	286,946

Net cash (used in) provided by investing activities	(41,838)	56,642	(396,809)

Cash flows from financing activities:
Dividends paid to shareholders	(85,495)	(48,439)	(22,032)
Proceeds from issuance of long-term debt	199,958	297,732	—
Repayment of long-term debt	—	(300,000)	—
(Repayment of) net proceeds from short-term debt	(110,908)	42,833	37,804
Proceeds from reissuance of treasury stock	1,677	1,234	2,633
Payments for repurchase of common stock	(385,629)	(533,844)	(205,014)
Common stock shares issued	18,100	4,276	29,380
Excess tax benefits from share-based payment arrangements	4,939	—	—

Net cash used in financing activities	(357,358)	(536,208)	(157,229)

Net increase in cash and cash equivalents	98,482	28,788	5,122
Cash and cash equivalents at beginning of year	195,256	166,468	161,346

Cash and cash equivalents at end of year	$293,738	$195,256	$166,468

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004
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
At December 31, 2006, the Company’s direct primary insurance in force (representing the principal balance in the Company’s records of all mortgage loans that it insures) and direct primary risk in force (representing the insurance in force multiplied by the insurance coverage percentage) was approximately $176.5 billion and $47.1 billion, respectively. In addition to providing direct primary insurance coverage, the Company also insures pools of mortgage loans. The Company’s direct pool risk in force at December 31, 2006 was approximately $3.1 billion.
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
     Principles of consolidation
The consolidated financial statements include the accounts of MGIC Investment Corporation and its majority-owned subsidiaries. All intercompany transactions have been eliminated. The Company’s 46% investment in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and 40.96% of the Class A Common Units and 50% of the Preferred Units of Sherman Financial Group LLC (“Sherman”), which are joint ventures with Radian Group Inc. (“Radian”), are accounted for using the equity method of accounting and recorded on the balance sheet as investments in joint ventures. The Company reviews its investments in joint ventures for evidence of “other than temporary” impairments, such as an inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. There were no “other than temporary” impairment charges for the years ending December 31, 2006, 2005 and 2004. The Company has certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, of an immaterial amount. The Company’s equity in the earnings of joint ventures is shown separately, net of tax, on the statement of operations. (See note 8.)

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
The Company completes a quarterly review of invested assets for evidence of “other than temporary” impairments. A cost basis adjustment and realized loss will be taken on invested assets whose value decline is deemed to be “other than temporary”. Additionally, for investments written down, income accruals will be stopped absent evidence that payment is likely and an assessment of the collectibility of previously accrued income is made. Factors used in determining investments whose value decline may be considered “other than temporary” include the following:
•	Investments with a market value less than 80% of amortized costs

•	For fixed income and preferred stocks, declines in credit ratings to below investment grade from appropriate rating agencies

•	Other securities which are under pressure due to market constraints or event risk

•	Intention of management to hold fixed income securities to maturity
There were no “other than temporary” asset impairment charges for the years ending December 31, 2006 and 2005. In 2004, a charge of $1.3 million was recognized as an “other than temporary” asset impairment.
     Home office and equipment
Home office and equipment is carried at cost net of depreciation. For financial statement reporting purposes, depreciation is determined on a straight-line basis for the home office, equipment and data processing hardware over estimated lives of 45, 5 and 3 years, respectively. For income tax purposes, the Company uses accelerated depreciation methods.
Home office and equipment is shown net of accumulated depreciation of $47.6 million, $42.8 million and $43.5 million at December 31, 2006, 2005 and 2004, respectively. Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $4.4 million, $4.6 million and $5.0 million, respectively.
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
During 2006, 2005 and 2004, the Company amortized $14.2 million, $20.3 million and $26.0 million, respectively, of deferred insurance policy acquisition costs.
     Loss reserves
Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received by the Company. Reserves are also established for estimated losses incurred on notices of default not yet reported to the Company. Consistent with industry practices, the Company does not establish loss reserves for future claims on insured loans which are not currently in default. Reserves are established by management using estimated claims rates and claims amounts in estimating the ultimate loss. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.
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
     Revenue recognition
The Company’s insurance subsidiaries write policies which are guaranteed renewable contracts at the insured’s option on a single, annual or monthly premium basis. The insurance subsidiaries have no ability to reunderwrite or reprice these contracts. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender and will have no effect on earned premium. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred insurance policy acquisition costs.
Fee income of the Company’s non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay. Fee income consists primarily of contract underwriting and related fee-based services provided to lenders and is included in “Other revenue” on the statement of operations.
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
Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves, which are recorded for regulatory purposes. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. The Company accounts for these purchases as a payment of current federal income taxes.
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
The Company accrues the estimated costs of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits. The Company offers both medical and dental benefits for retired employees and their spouses. Benefits are generally funded as they are due. The cost to the Company was not significant in 2006, 2005 and 2004. (See note 9.)
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

	Years Ended December 31,
	2006	2005	2004
	(shares in thousands)
Weighted-average shares — Basic	84,332	91,787	97,549
Common stock equivalents	618	656	696

Weighted-average shares — Diluted	84,950	92,443	98,245

For the years ended December 31, 2006, 2005 and 2004, 1.3 million, 1.3 million and 0.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the years ended December 31, 2006, 2005 and 2004, 0.4 million, 0.4 million and 0.3 million shares, respectively, of performance stock awards have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on performance measures established for a specific performance period.
     Comprehensive income
The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands of dollars)

Net income	$564,739	$626,873	$553,186
Other comprehensive loss	6,076	(45,884)	(17,268)

Total comprehensive income	$570,815	$580,989	$535,918

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains and losses	$777	$464	$2,812
Amortization of deferred losses on derivatives	—	676	1,037
Change in unrealized gains and losses on investments	5,796	(48,119)	(22,228)
Other	(497)	1,095	1,111

Other comprehensive loss	$6,076	$(45,884)	$(17,268)

At December 31, 2006, accumulated other comprehensive income of $65.8 million included $83.7 million of net unrealized gains on investments, ($17.8) million relating to defined benefit plans and ($0.1) million relating to the accumulated other comprehensive loss of the Company’s joint venture investment. At December 31, 2005, accumulated other comprehensive income of $77.5 million included $77.9 million of net unrealized gains on investments, ($0.8) million relating to derivative financial instruments and $0.4 million relating to the accumulated other comprehensive income of the Company’s joint venture investment. (See notes 4, 5 and 9.)

     Recent accounting pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits an entity to measure at fair value certain financial instruments that contain an embedded derivative that otherwise would require bifurcation, and requires bifurcation of certain hybrid instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the provisions of SFAS 155 and believes that adoption will not have a material effect on its financial position or results of operations.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The Interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” When evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The Interpretation adopts a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. The interpretation will be adopted by the Company beginning January 1, 2007. As a result of the adoption, the Company expects a decrease of approximately $85 million in the liability for unrecognized tax benefits, which will be accounted for as an increase to the January 1, 2007 balance of retained earnings.
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
In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106 and 132R. The statement requires, among other things, an employer to recognize in its balance sheet an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year beginning for fiscal years ending after December 15, 2008. Calendar year-end companies with publicly traded equity securities are required to adopt the recognition and disclosure provisions as of December 31, 2006 on a prospective basis. This statement was adopted by the Company for the year ended December 31, 2006, and resulted in a net of tax reduction to accumulated other comprehensive income of $17.8 million. (See note 9.)

Cash and cash equivalents

The Company considers cash equivalents to be money market funds and investments with original maturities of three months or less.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2005 and 2004 amounts to allow for consistent financial reporting.

3.	Related party transactions

The Company provided certain services to C-BASS and Sherman in 2006, 2005 and 2004 in exchange for fees. In addition, C-BASS provided certain services to the Company during 2006, 2005 and 2004 in exchange for fees. The net impact of these transactions was not material to the Company.

4.	Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2006 and 2005 are shown below. Debt securities consist of fixed maturities and short-term investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006:	Cost	Gains	Losses	Value
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$86,541	$1,245	$(1,554)	$86,232
Obligations of U.S. states and political subdivisions	4,418,298	139,472	(8,766)	4,549,004
Corporate debt securities	475,809	1,702	(419)	477,092
Mortgage-backed securities	138,326	130	(3,030)	135,426
Debt securities issued by foreign sovereign governments	2,100	—	—	2,100

Total debt securities	5,121,074	142,549	(13,769)	5,249,854
Equity securities	2,594	—	(26)	2,568

Total investment portfolio	$5,123,668	$142,549	$(13,795)	$5,252,422

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005:	Cost	Gains	Losses	Value
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$336,658	$2,116	$(2,414)	$336,360
Obligations of U.S. states and political subdivisions	4,630,856	133,391	(12,456)	4,751,791
Corporate debt securities	57,687	1,749	(517)	58,919
Mortgage-backed securities	145,790	235	(2,253)	143,772
Debt securities issued by foreign sovereign governments	2,100	—	—	2,100

Total debt securities	5,173,091	137,491	(17,640)	5,292,942
Equity securities	2,504	—	(16)	2,488

Total investment portfolio	$5,175,595	$137,491	$(17,656)	$5,295,430

The amortized cost and fair values of debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

	Amortized	Fair
	Cost	Value
	(In thousands of dollars)

Due in one year or less	$180,214	$180,250
Due after one year through five years	1,112,261	1,120,098
Due after five years through ten years	1,042,597	1,070,259
Due after ten years	2,647,681	2,743,821

	4,982,753	5,114,428

Mortgage-backed securities	138,321	135,426

Total at December 31, 2006	$5,121,074	$5,249,854

At December 31, 2006 and 2005, fixed maturity investments had gross unrealized losses of $13.8 million and $17.7 million, respectively. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Losses	Value	Losses	Value	Losses
	(In thousands of dollars)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$12,630	$116	$49,264	$1,438	$61,894	$1,554
Obligations of U.S. states and political subdivisions	464,902	2,107	422,643	6,659	887,545	8,766
Corporate debt securities	164,433	174	19,418	245	183,851	419
Mortgage-backed securities	—	—	113,414	3,030	113,414	3,030
Equity securities	1,123	16	1,123	10	2,246	26

Total investment portfolio	$643,088	$2,413	$605,862	$11,382	$1,248,950	$13,795

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	Losses	Value	Losses	Value	Losses
	(In thousands of dollars)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$234,175	$869	$56,991	$1,545	$291,166	$2,414
Obligations of U.S. states and political subdivisions	977,560	8,360	167,319	4,096	1,144,879	12,456
Corporate debt securities	2,506	31	16,612	486	19,118	517
Mortgage-backed securities	125,228	1,774	12,788	479	138,016	2,253
Equity securities	2,167	16	—	—	2,167	16

Total investment portfolio	$1,341,636	$11,050	$253,710	$6,606	$1,595,346	$17,656

The unrealized losses in all categories of the Company’s investments were caused by interest rate increases. Because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2006.

     Net investment income is comprised of the following:

	2006	2005	2004
	(In thousands of dollars)

Fixed maturities	$228,805	$218,313	$210,555
Equity securities	1,598	2,292	2,748
Cash equivalents	11,535	9,564	2,844
Other	1,872	1,515	1,283

Investment income	243,810	231,684	217,430
Investment expenses	(3,189)	(2,830)	(2,377)

Net investment income	$240,621	$228,854	$215,053

The net realized investment gains (losses) and change in net unrealized appreciation (depreciation) of investments are as follows:

	2006	2005	2004
	(In thousands of dollars)

Net realized investment gains (losses) on sale of investments:
Fixed maturities	$(5,526)	$13,694	$11,827
Equity securities	1,262	4,544	5,290
Joint ventures	—	(3,379)	125
Other	—	(2)	—

	$(4,264)	$14,857	$17,242

Change in net unrealized appreciation (depreciation):
Fixed maturities	$8,929	$(74,013)	$(34,197)
Equity securities	(10)	(16)	—

	$8,919	$(74,029)	$(34,197)

The reclassification adjustment relating to the change in investment gains and losses is as follows:

	2006	2005	2004
	(In thousands of dollars)

Unrealized holding (losses) gains arising during the period, net of tax	$8,833	$(38,381)	$(15,112)
Less: reclassification adjustment for net gains included in net income, net of tax	(3,037)	(9,738)	(7,116)

Change in unrealized investment gains and losses, net of tax	$5,796	$(48,119)	$(22,228)

The gross realized gains and the gross realized losses on sales of securities were $2.9 million and $7.2 million, respectively, in 2006, $28.4 million and $13.5 million, respectively, in 2005 and $22.1 million and $4.9 million, respectively, in 2004.

The tax expense (benefit) related to the changes in net unrealized appreciation (depreciation) was $3.1 million, ($25.9) million and ($12.0) million for 2006, 2005 and 2004, respectively.

The Company had $21.2 million and $22.8 million of investments on deposit with various states at December 31, 2006 and 2005, respectively, due to regulatory requirements of those state insurance departments.

5.	Short- and long-term debt

The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At December 31, 2006 and 2005, the Company had $84.1 million and $187.8 million in commercial paper outstanding with a weighted average interest rate of 5.35% and 4.39%, respectively.

The Company has a $300 million, five year revolving credit facility, expiring in 2010. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At December 31, 2006, these requirements were met. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $215.9 million and $112.2 million at December 31, 2006 and 2005, respectively.

In September 2006 the Company issued, in a public offering, $200 million, 5.625% Senior Notes due in 2011. Interest on the Senior Notes is payable semiannually in arrears on March 15 and September 15, beginning on March 15, 2007. The Senior Notes were rated “A-1” by Moody’s, “A” by S&P and “A+” by Fitch. In addition to the recent offering, the Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007 outstanding at December 31, 2006. At December 31, 2005 the Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007. At December 31, 2006 and 2005, the market value of the outstanding debt (which also includes commercial paper) was $783.2 million and $687.9 million, respectively.

Interest payments on all long-term and short-term debt were $36.5 million, $43.5 million and $42.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

During 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with the committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, the Company paid a fixed rate of 5.07% and received a variable interest rate based on the London Inter Bank Offering Rate (“LIBOR”). The swap had an expiration date coinciding with the maturity of the credit facility and was designated as a cash flow hedge for accounting purposes. At December 31, 2006 the Company had no interest rate swaps outstanding.

(Income) expense on the interest rate swaps for the years ended December 31, 2006, 2005 and 2004 of approximately ($0.1) million, $0.8 million and $3.3 million, respectively, was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

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

	2006	2005	2004
	(In thousands of dollars)

Reserve at beginning of year	$1,124,454	$1,185,594	$1,061,788
Less reinsurance recoverable	14,787	17,302	18,074

Net reserve at beginning of year	1,109,667	1,168,292	1,043,714

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	703,714	679,697	714,450
Prior years (1)	(90,079)	(126,167)	(13,451)

Subtotal	613,635	553,530	700,999

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	27,114	29,804	35,668
Prior years	583,890	582,351	540,753

Subtotal	611,004	612,155	576,421

Net reserve at end of year	1,112,298	1,109,667	1,168,292
Plus reinsurance recoverables	13,417	14,787	17,302

Reserve at end of year	$1,125,715	$1,124,454	$1,185,594

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.
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

Current year losses incurred increased in 2006 compared to 2005 primarily due to increases in the estimates regarding how much will be paid on claims, when compared to the prior period. The average primary claim paid for 2006 was $28,228 compared to $26,361 in 2005. The primary insurance notice inventory decreased from 85,788 at December 31, 2005 to 78,628 at December 31, 2006 and pool insurance notice inventory decreased from 23,772 at December 31, 2005 to 20,458 at December 31, 2006.
The development of the reserves in 2006, 2005 and 2004 is reflected in the prior year line. The $90.1 million, $126.2 million and $13.5 million reduction in losses incurred related to prior years in 2006, 2005 and 2004, respectively, was due primarily to more favorable loss trends experienced during the year, when compared to the Company’s estimates when originally establishing the reserves at December 31, 2005, 2004 and 2003.
The lower portion of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. Since it takes, on average, about twelve months for a default which is not cured to develop into a paid claim, most losses paid relate to default notices received in prior years.
Information about the composition of the primary insurance default inventory at December 31, 2006 and 2005 appears in the table below.

	December 31,	December 31,
	2006	2005

Total loans delinquent	78,628	85,788
Percentage of loans delinquent (default rate)	6.13%	6.58%

Flow loans delinquent	42,438	47,051
Percentage of flow loans delinquent (default rate)	4.08%	4.52%

Bulk loans delinquent	36,190	38,737
Percent of bulk loans delinquent (default rate)	14.87%	14.72%

A-minus and subprime credit loans delinquent*	34,360	36,485
Percentage of A-minus and subprime credit loans delinquent (default rate)	18.94%	18.30%

*	A portion of A-minus and subprime credit loans is included in flow loans delinquent and the remainder is included in bulk loans delinquent. Most A-minus and subprime credit loans are written through the bulk channel. A-minus loans have FICO scores of 575-619, as reported to MGIC at the time a commitment to insure is issued, and subprime loans have FICO scores of less than 575.
7.	Reinsurance

The Company cedes a portion of its business to reinsurers and records assets for reinsurance recoverable on loss reserves and prepaid reinsurance premiums. The Company cedes primary business to reinsurance subsidiaries of certain mortgage lenders, primarily under aggregate excess of loss agreements for each reinsurance period. The majority of ceded premiums relates to these agreements. Since 2005, the Company has entered into three separate aggregate excess of loss reinsurance agreements under which it ceded approximately $130 million of risk in force in the aggregate to three special purpose reinsurance companies. Additionally, certain pool polices written by the Company have been reinsured with one domestic reinsurer. The Company receives a ceding commission under certain reinsurance agreements.
The Company does not currently anticipate any collection problems from any of its reinsurers. Generally, reinsurance recoverables on primary loss reserves and prepaid reinsurance premiums are backed by trust funds or letters of credit. No reinsurer represents more than $10 million of the aggregate amount recoverable.
The effect of these agreements on premiums earned and losses incurred is as follows:

	2006	2005	2004
	(In thousands of dollars)
Premiums earned:
Direct	$1,327,270	$1,364,598	$1,445,321
Assumed	2,049	1,064	333
Ceded	(141,910)	(126,970)	(116,226)

Net premiums earned	$1,187,409	$1,238,692	$1,329,428

Losses incurred:
Direct	$621,298	$558,077	$706,782
Assumed	203	(100)	(358)
Ceded	(7,866)	(4,447)	(5,425)

Net losses incurred	$613,635	$553,530	$700,999

8.	Investments in joint ventures

C-BASS

C-BASS is a mortgage investment and servicing firm specializing in credit-sensitive single-family residential mortgage assets and residential mortgage-backed securities. C-BASS principally invests in whole loans (including subprime loans) and mezzanine and subordinated residential mortgage-backed securities backed by non-conforming residential mortgage loans. C-BASS’s principal sources of revenues during the last three years were net interest income (including accretion on mortgage securities), servicing fees, money management fees from C-BASS CBOs and investment funds sponsored by C-BASS, and gains on securitization and liquidation of mortgage-related assets, offset by hedging losses. C-BASS’s results of operations are affected by the timing of its securitization transactions. Virtually all of C-BASS’s assets do not have readily ascertainable market values and, as a result, their value for financial statement purposes is estimated by the management of C-BASS based on, among other things, valuations provided by financing counterparties. The ultimate value of these assets is the net present value of their future cash flows, which depends on, among other things, the level of losses on the underlying mortgages and prepayment activity by the mortgage borrowers. Market value adjustments could impact C-BASS’s results of operations and the Company’s share of those results. The Company’s investment in C-BASS on an equity basis at December 31, 2006 was $449.5 million. The Company received $46.9 million in distributions from C-BASS during 2006.

C-BASS Summary Balance Sheet:

	December 31,
	2006	2005
	(In millions of dollars)

Assets
Whole loans	$4,596	$4,638
Securities	2,422	2,054
Servicing	656	468
Other	1,127	534

Total assets	$8,801	$7,694

Total liabilities	$7,875	$6,931

Debt	$6,140	$6,434

Owners’ equity	$926	$763

Included in whole loans and total liabilities at December 31, 2006 were approximately $741 million of assets and $720 million of liabilities from third party securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above. There were no such assets and liabilities at December 31, 2005.
C-BASS Summary Income Statement:

	Year Ended December 31,
	2006	2005	2004
	(In millions of dollars)

Portfolio	$346.6	$295.9	$293.2
Servicing	366.5	293.2	166.1
Money Management	33.6	35.8	19.8

Total revenue	746.7	624.9	479.1

Total expense	456.2	384.3	271.0

Income before tax	$290.5	$240.6	$208.1

Company’s share of pre-tax income	$133.7	$110.9	$97.9

On February 15, 2007, C-BASS and Fieldstone Investment Corporation (“Fieldstone”) entered into a merger agreement. Under the terms of the agreement, C-BASS will acquire all of the outstanding common stock of Fieldstone for approximately $259 million in cash. Completion of the transaction, which is currently expected to occur in the second quarter of 2007, is contingent on various closing conditions, including regulatory approvals and the approval of Fieldstone’s stockholders. At the close of the transaction, Fieldstone will become a wholly owned subsidiary of C-BASS. At September 30, 2006, Fieldstone owned and managed a portfolio of over $5.7 billion of non-conforming mortgage loans originated primarily by a Fieldstone subsidiary. These mortgage loans are financed through securitizations that are structured as debt with the result that both the mortgage loans and the related debt appear on Fieldstone’s balance sheet. The closing of the acquisition will not change this balance sheet treatment. At September 30, 2006, according to information filed by Fieldstone with the Securities and Exchange Commission, Fieldstone’s assets were $6.4 billion; its liabilities were $6.0 billion; and its shareholder’s equity was $424 million. At the closing, Fieldstone’s assets and liabilities will be adjusted to reflect the purchase price, as required by GAAP.
The transaction supports C-BASS’s fundamental business premise of using servicing provided through Litton to increase the returns on mortgage assets owned by C-BASS. The acquisition of Fieldstone will also provide C-BASS with mortgage origination capability.
Sherman
Sherman is principally engaged in the business of purchasing and collecting for its own account delinquent consumer assets which are primarily unsecured. The borrowings used to finance these activities are included in Sherman’s balance sheet. A substantial portion of Sherman’s consolidated assets are investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman’s results of operations are sensitive to estimates by Sherman’s management of ultimate collections on these portfolios. The Company’s investment in Sherman on an equity basis at December 31, 2006 was $163.8 million. The Company received $103.7 million in distributions from Sherman in 2006.

Sherman Summary Balance Sheet:

	December 31,
	2006	2005
	(In millions of dollars)

Total assets	$1,204	$979
Total liabilities	$923	$743
Debt	$761	$597
Members’ equity	$281	$236
Sherman Summary Income Statement:

	Year Ended December 31,
	2006	2005	2004
	(In millions of dollars)

Revenues from receivable portfolios	$1,031.6	$855.5	$801.8
Portfolio amortization	373.0	292.8	343.4

Revenues, net of amortization	658.6	562.7	458.4

Credit card interest income and fees	357.3	196.7	—
Other revenue	35.6	71.1	59.5

Total revenues	1,051.5	830.5	517.9

Total expenses	702.0	541.3	317.3

Income before tax	$349.5	$289.2	$200.6

Company’s share of pre-tax income	$121.9	$110.3	$83.3

In June 2005, MGIC, Radian (MGIC and Radian are collectively referred to as the “Corporate Partners”) and entities (the “Management Entities”) owned by the senior management (“Senior Management”) of Sherman entered into a Securities Purchase Agreement and a Call Option Agreement. Under the Securities Purchase Agreement, each of MGIC and Radian agreed to sell to one of the Management Entities 6.92% of the 41.5% interest in Sherman owned by each (a total of

13.84% for both MGIC and Radian) for approximately $15.7 million, which is $1.0 million in excess of the approximate book value of the interest at April 30, 2005. Upon completion of the sale in August 2005, Senior Management of Sherman owned an interest in Sherman of 30.84% and each of MGIC and Radian owned interests of 34.58%. Under the Call Option Agreement, one of the Management Entities granted separate options (each an “Original Option”) to each Corporate Partner to purchase a 6.92% interest in Sherman (a total of 13.84% under both Original Options). In connection with these transactions, the payout under Sherman’s annual incentive plan (which is based on a percentage of Sherman’s pre-bonus results) was reduced effective May 1, 2005.
Effective July 1, 2006, 94% of the original interests in Sherman were recapitalized into Class A Common Units and the remaining 6% were recapitalized into a combination of Preferred Units and Class B Common Units. In September 2006, in connection with this restructuring, the Corporate Partners and one of the Management Entities entered into an Amended and Restated Call Option Agreement under which the Original Options were restructured into new options (the “Restructured Options”). Under each Restructured Option, the portion of the corresponding Original Option that covered 3% of the original interests in Sherman was changed to cover Preferred Units (half of the Preferred Units issued in the recapitalization). The remainder of each Original Option was changed to cover Class A Units issued in the recapitalization (3.92% of the original interests, which represent 4.17% of the Class A Units issued in the recapitalization).
In September 2006, both Corporate Partners exercised their Restructured Options, which were effective back to July 1, 2006. As a result of the exercise of the Restructured Options, both Corporate Partners own 40.96% of the Class A Common Units and 50% of the Preferred Units. The Management Entities own the remainder of the Class A Common Units and all of the Class B Common Units.
Also, upon exercise of the option, the purchase price paid in excess of the book value, $61.5 million, was allocated to Sherman’s assets on the Company’s financial records, up to the fair market value of those assets. The fair valued assets will be amortized over their assumed lives, resulting in additional amortization expense for the Company above Sherman’s actual amortization expense. The “Company’s share of pre-tax income” line item in the table above includes $12.0 million of this additional amortization expense for the year ended December 31, 2006. The difference between the purchase price paid and the fair value of the identifiable assets, approximately $4.3 million, is recorded in the Company’s financial records as goodwill and will be periodically tested for impairment.
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

The following tables provide the components of aggregate annual net periodic benefit cost, the amounts recognized in the consolidated balance sheet, changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans:

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Components of Net Periodic Benefit Cost for fiscal year ending
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
1. Company Service Cost	$9,904	$9,210	$3,628	$3,414
2. Interest Cost	11,005	9,877	4,077	3,722
3. Expected Return on Assets	(14,896)	(13,418)	(2,594)	(2,242)
4. Other Adjustments	—	—	—	—

Subtotal	6,013	5,669	5,112	4,894
5. Amortization of :
a. Net Transition Obligation/(Asset)	—	—	283	283
b. Net Prior Service Cost/(Credit)	564	564	—	—
c. Net Losses/(Gains)	435	—	421	301

Total Amortization	999	564	704	585
6. Net Periodic Benefit Cost	7,012	6,233	5,816	5,479
7. Cost of SFAS 88 Events	—	—	—	—

8. Total Expense for Year	$7,012	$6,233	$5,816	$5,479

Reconciliation of (Accrued)/Prepaid Benefit Cost
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
1. (Accrued)/Prepaid Benefit Cost (before Adjustment) at beginning of year	$45,562	$43,634	$(19,085)	$(17,417)
2. Net Periodic Benefit (Cost)/Income for Fiscal Year	(7,012)	(6,233)	(5,816)	(5,479)
3. Cost of SFAS 88 Events	—	—	—	—
4. Employer Contributions	10,000	8,128	3,300	2,816
5. Benefits Paid Directly by Company	35	33	1,079	996
6. Amount Recognized in Accumulated Other Comprehensive Income	(16,667)	—	(10,696)	—

7. Net Balance Sheet (Liability)/Asset at end of year	$31,918	$45,561	$(31,218)	$(19,085)

Development of Funded Status
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
Actuarial Value of Benefit Obligations
1. Measurement Date	12/31/2006	12/31/2005	12/31/2006	12/31/2005
2. Accumulated Benefit Obligation	$171,312	$155,763	$74,807	$68,868
3. Projected Benefit Obligation / Accumulated Postretirement Benefit Obligation	202,950	184,237	74,807	68,868
Funded Status
1. Projected Benefit Obligation / Accumulated Postretirement Benefit Obligation	(202,950)	(184,237)	(74,807)	(68,868)
2. Plan Assets at Fair Value	234,868	199,279	43,590	34,588

3. Net balance sheet (liability) / asset	$31,918	$15,042	$(31,218)	$(34,280)
     The following tables show the components of the net adjustment to accumulated other comprehensive income upon adoption of FAS 158.

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
1. Net Actuarial (Gain)/Loss	$12,645	N/A	$8,995	N/A
2. Net Prior Service Cost/(Credit)	4,022	N/A	—	N/A
3. Net Transition Obligation/(Asset)	—	N/A	1,701	N/A

4. Total at December 31, 2006	16,667	N/A	10,696	N/A

Pre-tax AOCI
1. Adjustment to Pre-tax AOCI	$16,667	N/A	$10,696	N/A
The following tables show the components of the funded status.

Information for Plans with ABO / APBO in Excess of Plan Assets
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
1. Projected Benefit Obligation/ Accumulated Postretirement Benefit Obligation	$10,721	$7,647	$74,807	$68,868
2. Accumulated Benefit Obligation / Accumulated Postretirement Benefit Obligation	4,709	3,663	74,807	68,868
3. Fair Value of Plan Assets	—	—	43,590	34,588

Information for Plans with PBO / APBO in Excess of Plan Assets
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
1. Projected Benefit Obligation/ Accumulated Postretirement Benefit Obligation	$10,721	$7,647	$74,807	$68,868
2. Accumulated Benefit Obligation / Accumulated Postretirement Benefit Obligation	4,709	3,663	74,807	68,868
3. Fair Value of Plan Assets	—	—	43,590	34,588

Information for Plans with PBO / APBO Less Than Plan Assets
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
1. Projected Benefit Obligation/ Accumulated Postretirement Benefit Obligation	$192,229	$176,590	$—	$—
2. Accumulated Benefit Obligation / Accumulated Postretirement Benefit Obligation	166,603	152,100	—	—
3. Fair Value of Plan Assets	234,868	199,278	—	—

     The changes in the projected benefit obligation are as follows:

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Change in Projected Benefit Obligation
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
1. Benefit Obligation at Beginning of Year	$184,237	$163,144	$68,868	$63,586
2. Company Service Cost	9,904	9,210	3,628	3,414
3. Interest Cost	11,005	9,877	4,077	3,722
4. Plan Participants’ Contributions	—	—	361	272
5. Net Actuarial (Gain)/Loss due to Plan Experience	673	4,280	(688)	(859)
6. Benefit Payments from Fund	(2,834)	(2,241)	—	—
7. Benefit Payments Directly by Company	(35)	(33)	(1,440)	(1,268)

8. Benefit Obligation at End of Year	$202,950	$184,237	$74,807	$68,868
The changes in the fair value of the net assets available for plan benefits are as follows:

Change in Plan Assets
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
1. Fair Value of Plan Assets at Beginning of Year	$199,278	$180,104	$34,588	$29,692
2. Company Contributions	10,000	8,128	4,379	3,812
3. Plan Participants’ Contributions	35	33	361	272
4. Benefit Payments from Fund	(2,834)	(2,241)	—	—
5. Benefit Payments paid directly by Company	(35)	(33)	(1,440)	(1,268)
6. Actual Return on Assets	27,638	13,282	5,701	1,880
7. Prior Year End Asset True-up	785	6	—	200

8. Fair Value of Plan Assets at End of Year	$234,868	$199,278	$43,590	$34,588

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Change in Net Actuarial Loss/(Gain)
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
		(In thousands of dollars)
1. Net Actuarial Loss/(Gain) at end of prior year	$25,935	$21,519	$13,211	$14,010
2. Amortization Credit/(Cost) For Year	(435)	—	(421)	(301)
3. Liability Loss/(Gain)	673	4,280	(688)	(859)
4. Asset Loss/(Gain)	(13,527)	136	(3,108)	362

5. Net Actuarial Loss/(Gain) at year end	$12,645	$25,935	$8,995	$13,211

Amortizations Expected to be Recognized During Next Fiscal Year
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
1. Amortization of Net Transition Obligation/(Asset)	$—	$—	$283	$283
2. Amortization of Prior Service Cost/(Credit)	564	564	—	—
3. Amortization of Net Losses/(Gains)	254	—	106	421
The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Actuarial Assumptions
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Weighted-Average Assumptions Used to to Determine Benefit Obligations at year end
1. Discount Rate	6.00%	6.00%	6.00%	6.00%
2. Rate of Compensation Increase	4.50%	4.50%	N/A	N/A

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Year
1. Discount Rate	6.00%	6.25%	6.00%	6.25%
2. Expected Long-term Return on Plan Assets	7.50%	7.50%	7.50%	7.50%
3. Rate of Compensation Increase	4.50%	4.50%	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year	N/A	N/A	9.00%	9.50%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate	N/A	N/A	2015	2015
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

     The weighted-average asset allocations of the plans are as follows:

			Other Postretirement
	Pension Plan		Benefits
Plan Assets
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
Allocation of Assets at year end
1. Equity Securities	80%	82%	100%	100%
2. Debt Securities	17%	15%	0%	0%
3. Real Estate	3%	3%	0%	0%
4. Other	0%	0%	0%	0%

5. Total	100%	100%	100%	100%

Target Allocation of Assets
1. Equity Securities	80%	82%	100%	100%
2. Debt Securities	17%	15%	0%	0%
3. Real Estate	3%	3%	0%	0%
4. Other	0%	0%	0%	0%

5. Total	100%	100%	100%	100%
The Company’s pension plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:
•	Total return should exceed growth in CPI

•	Achieve competitive investment results

•	Provide consistent investment returns

•	Meet or exceed the actuarial return assumption
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
Given the long term nature of this portfolio and the lack of any immediate need for cash flow, it is anticipated that the equity investments will consist of growth stocks and will typically be at the higher end of the allocation ranges above. Investment in international oriented funds is limited to a maximum of 15% of the portfolio.

The following tables show the actual and estimated future contributions and actual and estimated future benefit payments.

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Company Contributions
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)

Company Contributions for the Year Ending:
1. Current - 1	$8,161	$23,528	$2,816	$4,000
2. Current	10,035	8,161	3,300	2,816
3. Current + 1	10,666	10,372	3,500	3,400

Benefits Paid Directly by the Company
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
Benefits Paid Directly by the Company for the Year Ending:
1. Current - 1	$33	$28	$1,268	$995
2. Current	35	33	1,440	1,268
3. Current + 1	166	64	1,420	1,227

Plan Participants’ Contributions
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
Plan Participants’ Contributions for the Year Ending:
1. Current -1	$—	$—	$272	$220
2. Current	—	—	361	272
3. Current +1	—	—	625	361

Benefit Payments (Total)
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
Actual Benefit Payments for the Year Ending:
1. Current - 1	$2,274	$2,017	$1,268	$995
2. Current	2,869	2,274	1,440	1,268

Expected Benefit Payments for the Year Ending:
3. Current + 1	3,738	3,018	1,420	1,227
4. Current + 2	4,411	3,682	1,642	1,456
5. Current + 3	5,299	4,377	1,948	1,677
6. Current + 4	6,457	5,294	2,281	1,975
7. Current + 5	7,507	6,483	2,662	2,295
8. Current + 6 - 10	59,040	52,268	18,499	16,878

The following tables show the impact of FAS 158 on the amounts that have been recognized in the consolidated balance sheet.

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Additional Information — Balance Sheet Entries Under Prior Rules
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
(In thousands of dollars)
Statement of Financial Position Prior to Deferred Tax Adjustments:
1. (Accrued)/Prepaid as of end of year	$48,585	N/A	$(20,522)	N/A
2. Additional Minimum Liability	—	N/A	—	N/A
3. Intangible Asset	—	N/A	—	N/A
4. Accumulated Other Comprehensive Income using prior rules	—	N/A	—	N/A
5. Accumulated Other Comprehensive Income using new rules	16,667	N/A	10,696	N/A

Additional Information — Impact of SFAS 158 Pre Tax
	12/31/2006	12/31/2005	12/31/2006	12/31/2005
	(In thousands of dollars)
Before Application of Statement 158
Assets
1. Prepaid Cost	$57,135		$—
Liabilities and Stockholders’ Equity
1. Liability for Pension Benefits	8,550		20,522
2. AOCI	—		—
3. Total Stockholders’ Equity	—		—

Adjustments
Assets
1. Prepaid Cost	$(14,496)		$—
Liabilities and Stockholders’ Equity
1. Liability for Pension Benefits	2,171		10,696
2. AOCI	16,667		10,696
3. Total Stockholders’ Equity	16,667		10,696

After Application of Statement 158
Assets
1. Prepaid Cost	$42,639		$—
Liabilities and Stockholders’ Equity
1. Liability for Pension Benefits	10,721		31,218
2. AOCI	16,667		10,696
3. Total Stockholders’ Equity	16,667		10,696

The following other postretirement benefit payments, which reflect future service, are expected to be paid in the following fiscal years:

	Other Postretirement Benefits
	Gross	Medicare Part	Net
	Benefits	D Subsidy	Benefits
	(In thousands of dollars)
Fiscal Year
2007	$1,528	$108	$1,420
2008	1,776	134	1,642
2009	2,108	160	1,948
2010	2,476	195	2,281
2011	2,892	230	2,662
Years 2012 — 2016	20,482	1,983	18,499
For measurement purposes a 9.5% health care trend rate was used for pre-65 and post-65 benefits for 2006. In 2007, the rate is assumed to be 9.0%, decreasing to 5.0% by 2016 and remaining at this level beyond.
A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands of dollars)

Effect on total service and interest cost components	$1,794	$(1,386)
Effect on postretirement benefit obligation	15,314	(12,080)
The Company has a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, the Company may make a profit sharing contribution of up to 5% of each participant’s eligible compensation. The Company provides a matching 401(k) savings contribution on employees’ before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. The Company recognized profit sharing expense and 401(k) savings plan expense of $5.6 million, $5.6 million and $5.7 million in 2006, 2005 and 2004, respectively.

10. Income taxes
Net deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands of dollars)

Deferred tax assets	$161,520	$157,571
Deferred tax liabilities	(63,158)	(75,224)

Net deferred tax asset	$98,362	$82,347

Management believes that all gross deferred tax assets at December 31, 2006 are fully realizable and no valuation reserve was established.
The components of the net deferred tax asset as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands of dollars)

Unearned premium reserves	$17,223	$14,847
Deferred policy acquisition costs	(4,469)	(6,446)
Loss reserves	27,699	29,254
Unrealized appreciation in investments	(45,002)	(41,731)
Statutory contingency loss reserves	(5,587)	(16,116)
Mortgage investments	20,588	32,899
Benefit plans	2,696	(6,347)
Deferred compensation	21,902	16,251
Investments in joint ventures	65,835	58,723
Other, net	(2,523)	1,013

Net deferred tax asset	$98,362	$82,347

The following summarizes the components of the provision for income tax:

	2006	2005	2004
	(In thousands of dollars)

Current	$133,998	$171,420	$158,104
Deferred	(6,784)	3,021	(762)
Other	2,883	2,491	2,006

Provision for income tax	$130,097	$176,932	$159,348

The Company paid $227.3 million, $264.5 million and $203.2 million in federal income tax in 2006, 2005 and 2004, respectively. At December 31, 2006, 2005 and 2004, the Company owned $1,686.5 million, $1,625.3 million and $1,468.5 million, respectively, of tax and loss bonds.

The reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2006	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%
Tax exempt municipal bond interest	(10.7)	(8.4)	(8.4)
Other, net	0.5	0.4	0.3

Effective income tax rate	24.8%	27.0%	26.9%

The Internal Revenue Service (“IRS”) has been conducting an examination of the federal income tax returns of the Company for taxable years 2000 though 2004. The IRS has indicated that they intend to propose adjustments to taxable income relating to a portfolio of investments in the residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The tax returns have included the flow through of income and losses from these investments in the computation of taxable income. The IRS has indicated that it does not believe that the Company has established sufficient tax basis in the REMIC residual interests to deduct some portion of the flow through losses from income. To date, the IRS has not provided a detailed explanation of its position or the calculation of the dollar amount of any potential adjustment. The Company will contest any such proposal to increase taxable income and believes that income taxes related to these years have been properly provided for in the financial statements.
11. Shareholders’ equity and dividend restrictions
Dividends
The Company’s insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. As a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. The other insurance subsidiaries of the Company can pay $2.1 million of dividends to the Company without such regulatory approval.
Certain of the Company’s non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect the Company’s ability to pay dividends.
In 2006, 2005 and 2004, the Company paid dividends of $85.5 million, $48.4 million and $22.0 million, respectively, or $1.00 per share in 2006, $0.525 per share in 2005 and $0.225 per share in 2004.

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
The statutory net income, equity and the contingency reserve liability of the insurance subsidiaries (excluding the non-insurance companies), as well as the dividends paid by MGIC to the Company, are as follows:

				Dividends
Year Ended	Net		Contingency	paid by MGIC
December 31,	Income	Equity	Reserve	to the Company
	(In thousands of dollars)

2006	$398,059	$1,592,040	$4,851,083	$570,001
2005	316,908	1,678,566	4,662,652	$552,200
2004	179,623	1,840,084	4,234,157	$162,900
Share-based compensation plans
The Company has certain share-based compensation plans. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” under the modified prospective method. Accordingly, prior period amounts have not been restated. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be measured based on the fair value of the equity or liability instrument issued and be recognized in the financial statements of the Company. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value recognition provisions of SFAS No. 123 were voluntarily adopted by the Company in 2003 prospectively to all employee awards granted or modified on or after January 1, 2003. The adoption of SFAS No. 123R and SFAS No. 123 did not have a material effect on the Company’s results of operations or its financial position. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under the Company’s plans generally vest over periods ranging from one to five years.
The cost related to stock-based employee compensation included in the determination of net income for 2005 and 2004 was less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards for the years ended December 31, 2005 and 2004.

	2005	2004
	(In thousands of dollars,
	except per share data)

Net income, as reported	$626,873	$553,186

Add stock-based employee compensation expense included in reported net income, net of tax	13,017	7,656

Deduct stock-based employee compensation expense determined under fair value method for all awards, net of tax	(17,381)	(11,683)

Pro forma net income	$622,509	$549,159

Earnings per share:
Basic, as reported	$6.83	$5.67

Basic, pro forma	$6.78	$5.63

Diluted, as reported	$6.78	$5.63

Diluted, pro-forma	$6.73	$5.59

The compensation cost that has been charged against income for the share-based plans was $33.4 million, $20.0 million and $11.8 million for the years ended 2006, 2005 and 2004, respectively. The related income tax benefit recognized for the share-based compensation plans was $11.7 million, $7.0 million and $4.1 million for the years ended 2006, 2005 and 2004, respectively.
The Company has stock incentive plans that were adopted in 1991 and 2002. When the 2002 plan was adopted, no further awards could be made under the 1991 plan. The maximum number of shares covered by awards under the 2002 plan is the total of 7.1 million shares plus the number of shares that must be purchased at a purchase price of not less than the fair market value of the shares as a condition to the award of restricted stock under the 2002 plan. The maximum number of shares of restricted stock that can be awarded under the 2002 plan is 5.9 million shares. Both plans provide for the award of stock options with maximum terms of 10 years and for the grant of restricted stock or restricted stock units. The 2002 plan also provides for the grant of stock appreciation rights. The exercise price of options is the closing price of the common stock on the New York Stock Exchange on the date of grant. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. Newly issued shares are used for exercises under the 1991 plan and treasury shares are used for exercises under the 2002 plan. Directors may receive awards under the 2002 plan and were eligible for awards of restricted stock under the 1991 plan.
A summary of option activity in the stock incentive plans during 2006 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option

Outstanding, December 31, 2005	$54.19	3,274,731

Granted	—	—
Exercised	43.83	(559,091)
Forfeited or expired	57.17	(16,930)

Outstanding, December 31, 2006	$56.31	2,698,710

The weighted-average grant date fair value of options granted during 2004 was $21.68. There were no options granted in 2006 or 2005. For the years ended 2006, 2005 and 2004, the total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $13.1 million, $6.0 million and $21.2 million, respectively. The total amount of value received from exercise of options was $24.5 million, $10.9 million and $34.4 million, and the related net tax benefit realized from the exercise of those stock options was $4.6 million, $2.1 million and $7.4 million for the years ended 2006, 2005 and 2004, respectively.

The following is a summary of stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Remaining	Average		Remaining	Average
		Average	Exercise		Average	Exercise
Exercise Price Range	Shares	Life (years)	Price	Shares	Life (years)	Price

$33.81 — 47.31	1,102,710	4.0	$44.78	568,720	3.8	$44.82

$53.70 — 68.63	1,596,000	5.3	$64.28	1,120,550	4.9	$63.14

Total	2,698,710	4.8	$56.31	1,689,270	4.5	$56.97

The aggregate intrinsic value of options outstanding at December 31, 2006 was $21.2 million. The aggregate intrinsic value of options exercisable was $11.7 million. The aggregate intrinsic value represents the total pre-tax intrinsic value based on the Company’s closing stock price of $62.54 as of December 31, 2006 which would have been received by the option holders had all option holders exercised their options on that date.

A summary of restricted stock or restricted stock units during 2006 is as follows:

	Weighted
	Average
	Grant Date
	Fair Market
	Value	Shares

Restricted stock outstanding at December 31, 2005	$60.50	912,671

Granted	64.67	565,350
Vested	56.58	(272,062)
Forfeited	61.63	(6,309)

Restricted stock outstanding at December 31, 2006	$63.20	1,199,650

The weighted-average grant date fair value of restricted stock granted during 2005 and 2004 was $64.21 and $68.08, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant. At December 31, 2006, 4,523,832 shares were available for future grant under the 2002 stock incentive plan. Of the shares available for future grant, 4,440,512 are available for restricted stock awards. The total fair value of restricted stock vested during 2006, 2005 and 2004 was $17.4 million, $9.2 million and $5.4 million, respectively.

As of December 31, 2006, there was $53.6 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

For purposes of determining the pro forma net income, the fair value of options granted in 2004 was estimated at grant date using the binomial option pricing model with the following weighted average assumptions:

Risk free interest rate	3.27%
Expected life	5.50 years
Expected volatility	30.20%
Expected dividend yield	0.25%
Fair value of each option	$21.68
12.	Leases

The Company leases certain office space as well as data processing equipment and autos under operating leases that expire during the next six years. Generally, rental payments are fixed.

Total rental expense under operating leases was $6.9 million, $7.6 million and $8.0 million in 2006, 2005 and 2004, respectively.

At December 31, 2006, minimum future operating lease payments are as follows (in thousands of dollars):

2007	$5,782
2008	3,759
2009	1,683
2010	572
2011 and thereafter	302

Total	$12,098

13.	Litigation and contingencies

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

Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the years ended December 31, 2006, 2005 and 2004.

See note 10 for a description of federal income tax contingencies.

14.	Unaudited quarterly financial data

	Quarter				2006
2006	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share data)

Net premiums written	$300,472	$305,280	$305,870	$305,614	$1,217,236
Net premiums earned	299,667	294,503	296,207	297,032	1,187,409
Investment income, net of expenses	57,964	59,380	61,486	61,791	240,621
Losses incurred, net	114,885	146,467	164,997	187,286	613,635
Underwriting and other expenses	74,265	71,492	70,704	74,397	290,858
Net income	163,453	149,839	129,978	121,469	564,739
Earnings per share (a):
Basic	1.89	1.75	1.56	1.48	6.70
Diluted	1.87	1.74	1.55	1.47	6.65

	Quarter				2005
2005	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share data)

Net premiums written	$312,239	$309,220	$314,178	$316,673	$1,252,310
Net premiums earned	316,079	311,633	305,841	305,139	1,238,692
Investment income, net of expenses	57,003	57,178	57,338	57,335	228,854
Losses incurred, net	98,866	136,915	146,197	171,552	553,530
Underwriting and other expenses	67,895	68,059	69,695	69,767	275,416
Net income	182,013	174,357	142,382	128,121	626,873
Earnings per share (a):
Basic	1.91	1.88	1.56	1.45	6.83
Diluted	1.90	1.87	1.55	1.44	6.78

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

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

Condensed Consolidating Balance Sheets
At December 31, 2006
(In thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total

ASSETS
Total investments	$27,374	$4,935,881	$289,167	$—	$5,252,422
Cash and cash equivalents	162,198	99,286	32,254	—	293,738
Reinsurance recoverable on loss reserves	—	78,114	21	(64,718)	13,417
Prepaid reinsurance premiums	—	24,779	4	(15,163)	9,620
Deferred insurance policy acquisition costs	—	12,769	—	—	12,769
Investments in subsidiaries/joint ventures	4,882,408	652,910	2,974	(4,882,408)	655,884
Other assets	15,228	391,247	27,598	(50,252)	383,821

Total assets	$5,087,208	$6,194,986	$352,018	$(5,012,541)	$6,621,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,125,715	$64,718	$(64,718)	$1,125,715
Unearned premiums	—	189,661	15,163	(15,163)	189,661
Short- and long-term debt	781,238	9,364	—	(9,325)	781,277
Other liabilities	10,093	219,105	31,651	(31,708)	229,141

Total liabilities	791,331	1,543,845	111,532	(120,914)	2,325,794

Total shareholders’ equity	4,295,877	4,651,141	240,486	(4,891,627)	4,295,877

Total liabilities and shareholders’ equity	$5,087,208	$6,194,986	$352,018	$(5,012,541)	$6,621,671

Condensed Consolidating Balance Sheets
At December 31, 2005
(In thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total

ASSETS
Total investments	$2,570	$5,047,475	$245,385	$—	$5,295,430
Cash and cash equivalents	211	176,370	18,675	—	195,256
Reinsurance recoverable on loss reserves	—	78,097	36	(63,346)	14,787
Prepaid reinsurance premiums	—	17,521	3	(7,916)	9,608
Deferred insurance policy acquisition costs	—	18,416	—	—	18,416
Investments in subsidiaries/joint ventures	4,842,932	481,778	—	(4,842,932)	481,778
Other assets	13,542	356,624	28,274	(56,146)	342,294

Total assets	$4,859,255	$6,176,281	$292,373	$(4,970,340)	$6,357,569

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,124,454	$63,346	$(63,346)	$1,124,454
Unearned premiums	—	159,823	7,916	(7,916)	159,823
Short- and long-term debt	685,124	9,364	—	(9,325)	685,163
Other liabilities	9,076	232,109	13,435	(31,546)	223,074

Total liabilities	694,200	1,525,750	84,697	(112,133)	2,192,514

Total shareholders’ equity	4,165,055	4,650,531	207,676	(4,858,207)	4,165,055

Total liabilities and shareholders’ equity	$4,859,255	$6,176,281	$292,373	$(4,970,340)	$6,357,569

Condensed Consolidating Statements of Operations
Year ended December 31, 2006
(In thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total

Revenues:
Net premiums written	$—	$1,138,644	$78,714	$(122)	$1,217,236

Net premiums earned	—	1,116,063	71,468	(122)	1,187,409

Equity in undistributed net income of subsidiaries	18,850	—	—	(18,850)	—
Dividends received from subsidiaries	570,001			(570,001)	—
Investment income, net of expenses	2,521	224,021	14,079	—	240,621
Realized investment gains, net	—	(2,582)	(1,934)	252	(4,264)
Other revenue	—	10,548	34,855	—	45,403

Total revenues	591,372	1,348,050	118,468	(588,721)	1,469,169

Losses and expenses:
Losses incurred, net	—	581,761	31,874	—	613,635
Underwriting and other expenses	268	209,815	80,943	(168)	290,858
Interest expense	39,348	—	—	—	39,348

Total losses and expenses	39,616	791,576	112,817	(168)	943,841

Income before tax and joint ventures	551,756	556,474	5,651	(588,553)	525,328
Provision (credit) for income tax	(12,983)	143,438	(52)	(306)	130,097
Income from joint ventures, net of tax	—	169,807	(299)	—	169,508

Net income	$564,739	$582,843	$5,404	$(588,247)	$564,739

Condensed Consolidating Statements of Operations
Year ended December 31, 2005
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total

Revenues:
Net premiums written	$—	$1,177,862	$74,702	$(254)	$1,252,310

Net premiums earned	—	1,170,681	68,265	(254)	1,238,692

Equity in undistributed net income of subsidiaries	100,261	—	—	(100,261)	—
Dividends received from subsidiaries	552,200	—	—	(552,200)	—
Investment income, net of expenses	2,465	216,780	10,033	(424)	228,854
Realized investment gains (losses), net	—	15,017	(160)	—	14,857
Other revenue	—	1,794	42,333	—	44,127

Total revenues	654,926	1,404,272	120,471	(653,139)	1,526,530

Losses and expenses:
Losses incurred, net	—	523,535	29,995	—	553,530
Underwriting and other expenses	278	191,061	84,376	(299)	275,416
Interest expense	41,091	424	—	(424)	41,091

Total losses and expenses	41,369	715,020	114,371	(723)	870,037

Income before tax and joint ventures	613,557	689,252	6,100	(652,416)	656,493
Provision (credit) for income tax	(13,316)	190,718	(185)	(285)	176,932
Income from joint ventures, net of tax	—	147,312	—	—	147,312

Net income	$626,873	$645,846	$6,285	$(652,131)	$626,873

Condensed Consolidating Statement of Operations
Year ended December 31, 2004
(In thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total

Revenues:
Net premiums written	$—	$1,232,791	$72,978	$(352)	$1,305,417

Net premiums earned	—	1,256,141	73,639	(352)	1,329,428

Equity in undistributed net income of subsidiaries	416,385	—	—	(416,385)	—
Dividends received from subsidiaries	162,900	—	—	(162,900)	—
Investment income, net of expenses	1,240	205,650	8,667	(504)	215,053
Realized investment gains, net	4	16,853	322	63	17,242
Other revenue	—	4,984	45,986	—	50,970

Total revenues	580,529	1,483,628	128,614	(580,078)	1,612,693

Losses and expenses:
Losses incurred, net	—	664,228	36,771	—	700,999
Underwriting and other expenses	272	191,214	87,697	(397)	278,786
Interest expense	41,124	509	—	(502)	41,131

Total losses and expenses	41,396	855,951	124,468	(899)	1,020,916

Income before tax and joint ventures	539,133	627,677	4,146	(579,179)	591,777
Provision (credit) for income tax	(14,053)	173,799	(1,065)	667	159,348
Income from joint ventures, net of tax	—	120,757	—	—	120,757

Net income	$553,186	$574,635	$5,211	$(579,846)	$553,186

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2006
(In thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total

Net cash from operating activities:	$576,588 (1)	$460,124	$63,406	$(602,440)	$497,678
Net cash (used in) from investing activities:	(52,304)	32,793	(49,827)	27,500	(41,838)
Net cash used in financing activities:	(362,297)	(570,001)	—	574,940	(357,358)

Net increase (decrease) in Cash	$161,987	$(77,084)	$13,579	$—	$98,482

(1)	Includes dividends received from subsidiaries of $570,001.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2005
(In thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total

Net cash from operating activities:	$536,734 (1)	$520,348	$19,582	$(568,310)	$508,354
Net cash (used in) from investing activities:	(15,889)	74,631	(18,210)	16,110	56,642
Net cash used in financing activities:	(536,208)	(552,200)	—	552,200	(536,208)

Net (decrease) increase in Cash	$(15,363)	$42,779	$1,372	$—	$28,788

(1)	Includes dividends received from subsidiaries of $552,200.
Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2004
(In thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total

Net cash from operating activities:	$161,437 (1)	$543,228	$32,594	$(178,099)	$559,160
Net cash used in investing activities:	(6,860)	(379,806)	(25,342)	15,199	(396,809)
Net cash used in financing activities:	(157,229)	(162,900)	—	162,900	(157,229)

Net (decrease) increase in Cash	$(2,652)	$522	$7,252	$—	$5,122

(1)	Includes dividends received from subsidiaries of $162,900.
16.	Subsequent events
On February 6, 2007 the Company and Radian announced that they have agreed to merge. The new company, to be called MGIC Radian Financial Group Inc., will have nearly $15 billion in total assets, more than $290 billion of primary mortgage insurance in force and a financial guaranty portfolio approximating $104 billion of net par outstanding.
The agreement provides for a merger of Radian into the Company in which 0.9658 shares of the Company’s common stock will be exchanged for each share of Radian common stock. The transaction has been unanimously approved by each company’s board of directors and is expected to be completed in the fourth quarter of 2007, subject to regulatory and shareholder approvals.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
MGIC Investment Corporation:
We have completed integrated audits of MGIC Investment Corporation and Subsidiaries’ consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 27, 2007

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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has audited and issued an attestation report on management’s assessment of our internal control over financial reporting. Their report is included at the end of Item 8 of this Annual Report.
Changes in Internal Control during the Fourth Quarter
     There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
     This information (other than on the executive officers) will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.
     We intend to disclose on our website any waivers and amendments to our Code of Business Conduct that are required to be disclosed under Item 5.05 of Form 8-K.
Item 11. Executive Compensation.
     This information will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders and, other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission, is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     This information, other than information regarding equity compensation plans required by Item 201 (d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders, and is hereby incorporated by reference.
     The table below sets forth certain information, as of December 31, 2006, about options outstanding under our 1991 Stock Incentive Plan (the “1991 Plan”) and our 2002 Stock Incentive Plan (the “2002 Plan”). Other than under these plans, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units issued under the Deferred Compensation Plan for Non-Employee Directors, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

(b)
		Weighted	(c)
	(a)	Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining Available
	to be Issued Upon	Outstanding	Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	2,698,710	$56.31	4,523,832 *
Equity compensation plans not approved by security holders	- 0 -	- 0 -	- 0 -
Total	2,698,710	$56.31	4,523,832 *

*	All of these shares are available under the 2002 Plan. The 2002 Plan provides that the number of shares available is increased by the number of shares that must be purchased at a purchase price of not less than fair market value as a condition to the award of restricted stock. The 2002 Plan limits the number of shares awarded as restricted stock or deliverable under restricted stock units to 5,900,000 shares, of which 4,440,512 shares remained available at December 31, 2006.

Item 13. Certain Relationships and Related Transactions.
     To the extent applicable, this information will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders, and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services.
     This information will be included in our Proxy Statement for the 2007 Annual Meeting of Shareholders, and is hereby incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.	Financial statements. The following financial statements are filed in Item 8 of this Annual Report on Form 10-K:
Report of independent registered public accounting firm

Consolidated statements of operations for each of the three years in the period ended December 31, 2006

Consolidated balance sheets at December 31, 2006 and 2005

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2006

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2006

Notes to consolidated financial statements

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:
Report of independent registered public accounting firm on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2006:

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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

MGIC INVESTMENT CORPORATION
By	/s/ Curt S. Culver
Curt S. Culver
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.
Name and Title

/s/ Curt S. Culver Curt S. Culver Chairman of the Board, Chief Executive Officer and Director	/s/ Thomas M. Hagerty Thomas M. Hagerty, Director

/s/ J. Michael Lauer J. Michael Lauer Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II, Director

/s/ Joseph J. Komanecki Joseph J. Komanecki Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	/s/ Daniel P. Kearney Daniel P. Kearney, Director

/s/ James A. Abbott James A. Abbott, Director	/s/ Michael E. Lehman Michael E. Lehman, Director

/s/ Karl E. Case Karl E. Case, Director	/s/ William A. McIntosh William A. McIntosh, Director

/s/ David S. Engelman David S. Engelman, Director	/s/ Leslie M. Muma Leslie M. Muma, Director

/s/ Donald T. Nicolaisen Donald T. Nicolaisen, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules
To the Board of Directors

of MGIC Investment Corporation:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting, referred to in our report dated February 27, 2007 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2007

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS —
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2006

			Amount at
	Amortized	Fair	which shown in
Type of Investment	Cost	Value	the balance sheet
	(In thousands of dollars)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$86,541	$86,232	$86,232
States, municipalities and political subdivisions	4,418,298	4,549,004	4,549,004
Foreign governments	2,100	2,100	2,100
Public utilities	25,028	25,083	25,083
All other corporate bonds	589,107	587,435	587,435

Total fixed maturities	5,121,074	5,249,854	5,249,854
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	2,594	2,568	2,568

Total equity securities	2,594	2,568	2,568

Total investments	$5,123,668	$5,252,422	$5,252,422

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2006 and 2005

	2006	2005
	(In thousands of dollars)
ASSETS
Investment portfolio, at fair value:
Fixed maturities (amortized cost, 2006 — $27,374; 2005 — $2,570)	$27,374	$2,570
Cash and short-term investments	162,198	211

Total investment portfolio	189,572	2,781

Investment in subsidiaries, at equity in net assets	4,882,408	4,842,932
Accounts receivable — affiliates	1,858	951
Income taxes receivable — affiliates	—	276
Accrued investment income	513	20
Other assets	12,857	12,295

Total assets	$5,087,208	$4,859,255

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Short and long-term debt	$781,238	$685,124
Income taxes payable — affiliates	718	—
Other liabilities	9,375	9,076

Total liabilities	791,331	694,200

Shareholders’ equity (note B):
Common stock, $1 par value, shares authorized 300,000,000; shares issued 2006 — 123,028,976; 2005 — 122,549,285; outstanding 2006 — 82,799,919 ; 2005 — 88,046,430	123,029	122,549
Paid-in capital	310,394	280,052
Treasury stock (shares at cost, 2006 — 40,229,057; 2005 — 34,502,855)	(2,201,966)	(1,834,434)
Accumulated other comprehensive income, net of tax	65,789	77,499
Retained earnings	5,998,631	5,519,389

Total shareholders’ equity	4,295,877	4,165,055

Total liabilities and shareholders’ equity	$5,087,208	$4,859,255

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands of dollars)
Revenues:
Equity in undistributed net income of subsidiaries	$18,850	$100,261	$416,385
Dividends received from subsidiaries	570,001	552,200	162,900
Investment income, net	2,521	2,465	1,240
Realized investment gains, net	—	—	4

Total revenues	591,372	654,926	580,529

Expenses:
Operating expenses	268	278	272
Interest expense	39,348	41,091	41,124

Total expenses	39,616	41,369	41,396

Income before tax	551,756	613,557	539,133

Credit for income tax	(12,983)	(13,316)	(14,053)

Net income	564,739	626,873	553,186

Other comprehensive loss, net	(11,710)	(45,884)	(17,268)

Comprehensive income	$553,029	$580,989	$535,918

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH FLOWS
PARENT COMPANY ONLY
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$564,739	$626,873	$553,186
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(18,850)	(100,261)	(416,385)
Increase in accounts receivable — affiliates	(907)	(677)	(331)
Decrease in income taxes receivable	994	784	6,737
(Increase) decrease in accrued investment income	(493)	42	151
Increase in other assets	(562)	(2,310)	(6,279)
Increase (decrease) in other liabilities	299	(5,389)	(7,170)
Other	31,368	17,672	31,528

Net cash provided by operating activities	576,588	536,734	161,437

Cash flows from investing activities:
Transactions with subsidiaries	(27,500)	(16,100)	(15,199)
Purchase of fixed maturities	(25,000)	—	(2,078)
Sale of fixed maturities	196	211	10,417

Net cash used in investing activities	(52,304)	(15,889)	(6,860)

Cash flows from financing activities:
Dividends paid to shareholders	(85,495)	(48,439)	(22,032)
Proceeds from issuance of long-term debt	199,958	297,732	—
Repayment of long-term debt	—	(300,000)	—
Net (repayment of) proceeds from short-term debt	(110,908)	42,833	37,804
Reissuance of treasury stock	1,677	1,234	2,633
Repurchase of common stock	(385,629)	(533,844)	(205,014)
Common stock issued	18,100	4,276	29,380

Net cash used in financing activities	(362,297)	(536,208)	(157,229)

Net increase (decrease) in cash and short-term investments	161,987	(15,363)	(2,652)
Cash and cash equivalents at beginning of year	211	15,574	18,226

Cash and cash equivalents at end of year	$162,198	$211	$15,574

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
Note B
     Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that our insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. As a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. Our other insurance subsidiaries can pay $2.1 million of dividends without such regulatory approval.
     In 2006, 2005 and 2004, we paid dividends of $85.5 million, $48.4 million and $22.0 million, respectively, or $1.00 per share in 2006, and $0.525 in 2005 and $0.225 in 2004.

MGIC INVESTMENT CORPORATION
SCHEDULE IV — REINSURANCE
MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2006, 2005 and 2004

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
	(In thousands of dollars)
Year ended December 31,
2006	$1,327,270	$141,910	$2,049	$1,187,409	0.2%

2005	$1,364,598	$126,970	$1,064	$1,238,692	0.1%

2004	$1,445,321	$116,226	$333	$1,329,428	0.0%

INDEX TO EXHIBITS
[Item 15(a)3]

Exhibit
Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of February 5, 2007 by and between MGIC Investment Corporation and Radian Group Inc.(1)

3.1	Articles of Incorporation, as amended(2)

3.2	Amended and Restated Bylaws(3)

4.1	Article 6 of the Articles of Incorporation (included within Exhibit 3.1)

4.2	Amended and Restated Bylaws (included as Exhibit 3.2)

4.3	Rights Agreement, dated as of July 22, 1999, between MGIC Investment Corporation and Firstar Bank Milwaukee, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common shares(4)

4.3.1	First Amendment to Rights Agreement, dated as of October 28, 2002, between MGIC Investment Corporation and U.S. Bank National Association(5)

4.3.2	Second Amendment to Rights Agreement, dated as of October 28, 2002, between MGIC Investment Corporation and Wells Fargo Bank Minnesota, National Association (as successor Rights Agent to U.S. Bank National Association)(6)

4.3.3	Third Amendment to Rights Agreement, dated as of May 14, 2004, between MGIC Investment Corporation and Wells Fargo Bank Minnesota, National Association(7)

4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee(8) [We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 602(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan(9)

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan(10)

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan(11)

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan(12)

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(13)

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(14)

Exhibit
Number	Description of Exhibit
10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2007)

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2007)

10.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)(15)

10.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement(16)

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan(17)

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended(18)

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.(19)

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan(20)

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan(21)

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan(22)

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan(23)

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan(24)

10.6	Executive Bonus Framework(25)

10.7	Supplemental Executive Retirement Plan(26)

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors.(27)

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(28)

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors.(29)

10.11	Form of Key Executive Employment and Severance Agreement.(30)

10.12	Form of Agreement Not to Compete(31)

10.13	Other Compensation Agreements with Executive Officers and Directors

10.14	Securities Purchase Agreement, dated as of June 15, 2005, by and among Meeting Street Partners II, Inc., Radian Guaranty, Inc. and Mortgage Guaranty Insurance Corporation (In accordance with Reg. S-K item 601(b)(2), Schedules 2.2, 2.6, 3.1(d) and 5.6 to such Agreement have been omitted.)(32)

10.15	Amended and Restated Call Option Agreement, dated as of September 13, 2006, by and among the Company, Radian Guaranty, Inc., and Sherman Capital, L.L.C.(33)

11	Statement re: computation of per share earnings

21	Direct and Indirect Subsidiaries and Joint Ventures

Exhibit
Number	Description of Exhibit
23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”).
     The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: our Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997, 1999, 2001, 2002, 2003, 2004 or 2005 (the “1993 10-K,” “1994 10-K,” “1997 10-K,” “1999 10-K,” “2001 10-K,” “2002 10-K,” “2003 10-K,” “2004 10-K,” and “2005 10-K,” respectively); to our Quarterly Reports on Form 10-Q for the Quarters ended June 30, 1994 or 1998 or September 30, 2002 or 2004 (the “June 30, 1994 10-Q,” “June 30, 1998 10-Q,” “September 30, 2002 10-Q”and “September 30, 2004 10-Q,” respectively); to our registration Statement Form 8-A filed July 27, 1999 (the “8-A”), as amended by Amendment No. 1 filed October 29, 2002 (the “8-A/A-No. 1”) and by Amendment No. 2 filed May 14, 2004 (the “8-A/A-No. 2”); to our Current Reports on Form 8-K dated October 17, 2000 (the “October 2000 8-K”), February 1, 2005 (the “February 2005 8-K), May 17, 2005 (the “May 2005 8-K), June 30, 2005 (the “June 2005 8-K”), January 31, 2006 (the “January 2006 8-K”), September 15, 2006 (the “September 2006 8-K”) December 18, 2006 (the “December 2006 8-K”) and February 12, 2007 (the “February 2007 8-K”); or to our Proxy Statement for our 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

(1)	Exhibit 2.1 to the February 2007 8-K.

(2)	Exhibit 3 to the June 30, 1998 10-Q.

(3)	Exhibit 3 to the December 2006 8-K.

(4)	Exhibit 4.1 to the 8-A.

(5)	Exhibit 4.2 to the 8-A/A-No. 1.

(6)	Exhibit 4.3 to the 8-A/A-No. 1.

(7)	Exhibit 4.4 to the 8-A/A-No. 2.

(8)	Exhibit 4.1 to the October 2000 8-K.

(9)	Exhibit 10.1 to the 2002 10-K.

(10)	Exhibit 10.1.1 to the 2002 10-K.

(11)	Exhibit 10.2 to the 2002 10-K.

(12)	Exhibit 10.2.1 to the 2002 10-K.

(13)	Exhibit 10.2.1 to the 2005 10-K.

(14)	Exhibit 10.2.2 to the 2005 10-K.

(15)	Exhibit 10.2.4 to the 2004 10-K.

(16)	Exhibit 10.2.5 to the 2004 10-K.

(17)	Exhibit 10.7 to the 1999 10-K.

(18)	Exhibit B to the 2005 Proxy Statement.

(19)	Exhibit 10.9 to the 1999 10-K.

(20)	Exhibit 10.4.1 to the 2001 10-K.

(21)	Exhibit 10.4.2 to the 2001 10-K.

(22)	Exhibit 10.10 to the 1999 10-K.

(23)	Exhibit 10.5.1 to the 2001 10-K.

(24)	Exhibit 10.5.2 to the 2001 10-K.

(25)	Exhibit 1 to the May 2005 8-K.

(26)	Exhibit 10.7 to the 2003 10-K.

(27)	Exhibit 10 to the September 30, 2002 10-Q.

(28)	Exhibit 10.24 to the 1993 10-K.

(29)	Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

(30)	Exhibit 10.17 to the 1999 10-K.

(31)	Exhibit 10.3 to the February 2005 8-K.

(32)	Exhibit 2.1 to the June 2005 8-K.

(33)	Exhibit 1.2 to the September 2006 8-K.
Supplementary List of the Exhibits which relate to management contracts or compensatory plans or arrangements:

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2007)

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2007)

10.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)

10.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan

10.6	Executive Bonus Framework

10.7	Supplemental Executive Retirement Framework

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.11	Form of Key Executive Employment and Severance Agreement

10.12	Form of Agreement Not to Compete

10.13	Other Compensation Agreements with Executive Officers and Directors