Form 10-Q
period 2007-03-31
MGIC INVESTMENT CORP
filed 2007-05-10
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2007

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES

Common stock	$1.00	04/30/07	83,067,157

MGIC INVESTMENT CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 (Unaudited) and December 31, 2006

	March 31,	December 31,
	2007	2006
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities (amortized cost, 2007-$5,355,893; 2006-$5,121,074)	$5,267,073	$5,249,854
Equity securities (cost, 2007-$2,616; 2006-$2,594)	2,583	2,568
Collateral held under securities lending (cost, 2007-$58,215)	58,215	—

Total investment portfolio	5,327,871	5,252,422

Cash and cash equivalents	255,043	293,738
Accrued investment income	65,604	64,646
Reinsurance recoverable on loss reserves	13,621	13,417
Prepaid reinsurance premiums	9,122	9,620
Premiums receivable	87,870	88,071
Home office and equipment, net	32,126	32,603
Deferred insurance policy acquisition costs	11,925	12,769
Investments in joint ventures	622,090	655,884
Income taxes recoverable	19,012	—
Other assets	203,406	198,501

Total assets	$6,647,690	$6,621,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,141,566	$1,125,715
Unearned premiums	194,175	189,661
Short- and long-term debt (note 2)	607,886	781,277
Obligations under securities lending	58,215	—
Income taxes payable	—	34,480
Other liabilities	190,432	194,661

Total liabilities	2,192,274	2,325,794

Contingencies (note 3)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 3/31/07 - 123,064,226 12/31/06 - 123,028,976;
shares outstanding, 3/31/07 - 83,067,337 12/31/06 - 82,799,919	123,064	123,029
Paid-in capital	305,512	310,394
Treasury stock (shares at cost, 3/31/07 - 39,996,889 12/31/06 - 40,229,057)	(2,190,036)	(2,201,966)
Accumulated other comprehensive income, net of tax (note 5)	61,121	65,789
Retained earnings (note 7)	6,155,755	5,998,631

Total shareholders’ equity	4,455,416	4,295,877

Total liabilities and shareholders’ equity	$6,647,690	$6,621,671

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$341,838	$333,576
Assumed	684	397
Ceded	(38,488)	(33,501)

Net premiums written	304,034	300,472
Increase in unearned premiums, net	(5,013)	(805)

Net premiums earned	299,021	299,667
Investment income, net of expenses	62,970	57,964
Realized investment (losses) gains, net	(3,010)	87
Other revenue	10,661	11,314

Total revenues	369,642	369,032

Losses and expenses:
Losses incurred, net	181,758	114,885
Underwriting and other expenses, net	75,072	74,265
Interest expense	10,959	9,315

Total losses and expenses	267,789	198,465

Income before tax and joint ventures	101,853	170,567
Provision for income tax	23,543	46,166
Income from joint ventures, net of tax	14,053	39,052

Net income	$92,363	$163,453

Earnings per share (note 4):
Basic	$1.13	$1.89

Diluted	$1.12	$1.87

Weighted average common shares outstanding — diluted (shares in thousands, note 4)	82,354	87,227

Dividends per share	$0.25	$0.25

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$92,363	$163,453
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	2,660	3,521
Increase in deferred insurance policy acquisition costs	(1,816)	(2,039)
Depreciation and amortization	4,708	6,854
(Increase) decrease in accrued investment income	(958)	104
(Increase) decrease in reinsurance recoverable on loss reserves	(204)	748
Decrease in prepaid reinsurance premiums	498	498
Decrease (increase) premium receivable	201	(1,237)
Increase (decrease) in loss reserves	15,851	(20,897)
Increase in unearned premiums	4,514	307
Increase in income taxes payable	32,074	50,006
Equity earnings in joint ventures	(19,338)	(57,251)
Distributions from joint ventures	51,512	67,862
Other	(3,077)	(19,910)

Net cash provided by operating activities	178,988	192,019

Cash flows from investing activities:
Purchase of fixed maturities	(466,702)	(386,062)
Purchase of equity securities	(22)	—
Increase in collateral under securities lending	(58,215)	—
Additional investment in joint ventures	(210)	(984)
Proceeds from sale of fixed maturities	294,516	350,525
Proceeds from maturity of fixed maturities	142,880	40,125
Other	4,087	9,114

Net cash (used in) provided by investing activities	(83,666)	12,718

Cash flows from financing activities:
Dividends paid to shareholders	(20,760)	(21,954)
Repayment of long-term debt	(200,000)	—
Net proceeds from (repayment of) short-term debt	25,376	(89,583)
Increase in obligations under securities lending	58,215	—
Reissuance of treasury stock	1,255	1,275
Repurchase of common stock	—	(91,534)
Common stock issued	1,942	5,532
Excess tax benefits from share-based payment arrangements	(45)	2,866

Net cash used in financing activities	(134,017)	(193,398)

Net (decrease) increase in cash and cash equivalents	(38,695)	11,339
Cash and cash equivalents at beginning of period	293,738	195,256

Cash and cash equivalents at end of period	$255,043	$206,595

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Note 1 — Basis of presentation and summary of certain significant accounting policies
The accompanying unaudited consolidated financial statements of MGIC Investment Corporation (the “Company”) and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.
In the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly present the Company’s financial position and results of operations for the periods indicated. The results of operations for the three months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.
Business Combination
On February 6, 2007 the Company and Radian Group Inc. (“Radian”) announced that they have agreed to merge. The agreement provides for a merger of Radian into the Company in which 0.9658 shares of the Company’s common stock will be exchanged for each share of Radian common stock. The shares of the Company’s common stock to be issued to effect the merger will be recorded at $66.41 per share. This stock price is based on an average of the closing prices of the Company’s common stock for the two trading days before through the two trading days after the Company and Radian announced their merger. The transaction has been unanimously approved by each company’s board of directors and is expected to be completed late in the third quarter or early in the fourth quarter of 2007, subject to regulatory and shareholder approvals.
Securities Lending
The Company participates in securities lending, primarily as an investment yield enhancement, through a program administered by the Company’s custodian. The program obtains collateral in an amount generally equal to 102% and 105% of the fair market value of domestic and foreign securities, respectively, and monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The collateral received for securities loaned is included in the investment portfolio, and the offsetting obligation to return the collateral is reported as a liability, on the consolidated balance sheet. At March 31, 2007, the amount of the securities lending collateral and offsetting obligation was $58.2 million. The fair value of securities on loan at March 31, 2007 was $57.1 million.

New Accounting Standards
In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The objective of this statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for a company’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the provisions of this statement and the impact, if any, this statement will have on the Company’s results of operations and financial position.
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
Reclassifications
Certain reclassifications have been made in the accompanying financial statements to 2006 amounts to conform to 2007 presentation.
Note 2 — Short- and long-term debt
The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At March 31, 2007, December 31, 2006 and March 31, 2006, the Company had $110.3 million, $84.1 million and $100.0 million in commercial paper outstanding with a weighted average interest rate of 5.34%, 5.35% and 4.74%, respectively.
The Company has a $300 million, five year revolving credit facility, expiring in 2010. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At March 31, 2007, these requirements were met. The facility will continue to be used as a liquidity back up facility for the outstanding commercial paper. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $189.7 million, $215.9 million and $200.0 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.
In March 2007 the Company repaid the $200 million, 6% Senior Notes that came due with funds raised from the September 2006 public debt offering. At March 31, 2007 the Company had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. At March 31, 2006 the Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007. At March 31, 2007, December 31, 2006 and March 31 2006, the market value of the outstanding debt (which also includes commercial paper) was $609.5 million, $783.2 million and $588.4 million, respectively.
Interest payments on all long-term and short-term debt were $12.5 million and $8.3 million for the three months ended March 31, 2007 and 2006, respectively.
During 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with the committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, the Company paid a fixed rate of 5.07% and received a variable interest rate based on the London Inter Bank Offering Rate (“LIBOR”). The swap had an expiration date coinciding with the maturity of the credit facility and was designated as a cash flow hedge for accounting purposes. At March 31, 2007 the Company had no interest rate swaps outstanding.
(Income) expense on the interest rate swaps for the three months ended March 31, 2006 of approximately ($0.1) million was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
Note 3 — Litigation and contingencies
The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.
Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. In December 2006, class action litigation was separately brought against three large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. While we are not a defendant in any of these cases, there can be no assurance that MGIC will not be subject to future litigation under RESPA or FCRA or that the outcome of any such litigation would not have a material adverse effect on us. In 2005, the United States Court of Appeals for the Ninth Circuit decided a case under FCRA to which we were not a party that may make it more likely that we will be subject to litigation regarding when notices to borrowers are required by FCRA. The Supreme Court of the United States is reviewing this case, with a decision expected in the second quarter of 2007.
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
Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the three months ended March 31, 2007 and 2006.
See note 7 for a description of federal income tax contingencies.
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

	Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Weighted-average shares – Basic	81,890	86,577
Common stock equivalents	464	650

Weighted-average shares — Diluted	82,354	87,227

Note 5 — Comprehensive income
The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands of dollars)
Net income	$92,363	$163,453
Other comprehensive loss	(4,668)	(31,523)

Total comprehensive income	$87,695	$131,930

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains and losses	$—	$777
Change in unrealized gains and losses on investments	(5,914)	(32,336)
Other	1,246	36

Other comprehensive loss	$(4,668)	$(31,523)

At March 31, 2007, accumulated other comprehensive income of $61.1 million included $77.8 million of net unrealized gains on investments, $2.4 million relating to a foreign currency translation adjustment, ($17.8) million relating to defined benefit plans and ($1.3) million relating to the accumulated other comprehensive loss of the Company’s joint venture investments, all net of tax. At December 31, 2006, accumulated other comprehensive income of $65.8 million included $83.7 million of net unrealized gains on investments, ($17.8) million relating to defined benefit plans and ($0.1) million relating to the accumulated other comprehensive loss of the Company’s joint venture investments.

Note 6 — Benefit Plans
The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended
	March 31,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2007	2006	2007	2006
	(In thousands of dollars)
Service cost	$2,504	$2,463	$890	$898
Interest cost	3,016	2,741	1,112	1,024
Expected return on plan assets	(4,370)	(3,709)	(804)	(649)
Recognized net actuarial loss (gain)	63	98	26	111
Amortization of transition obligation	—	—	71	71
Amortization of prior service cost	141	141	—	—

Net periodic benefit cost	$1,354	$1,734	$1,295	$1,455

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $10.7 million and $3.5 million, respectively, to its pension and postretirement plans in 2007. As of March 31, 2007, no contributions have been made.
Note 7 – Income Taxes
Effective January 1, 2007, the Company has adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” When evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The interpretation adopts a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. The Company as a result of the adoption recognized a decrease of $85.5 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.
The total amount of unrecognized tax benefits as of January 1, 2007 was $81.0 million. Included in that total are $71.3 million in benefits that would affect the Company’s effective tax rate. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income taxes. The Company has $16.5 million for the payment of interest accrued as of January 1, 2007. It is reasonably possible that the

Company could make a deposit of taxes during the next twelve months to eliminate the further accrual of interest. The occurrence, amount and timing of any deposit are discretionary and cannot be determined at this time.
The establishment of this liability requires estimates of potential outcomes of various issues and requires significant judgment. Although the resolutions of these issues are uncertain, the Company believes that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from the Company’s estimates, it could have a material impact on the Company’s effective tax rate, results of operations and cash flows.
     On April 30, 2007, as a result of an examination by the Internal Revenue Service (“IRS”) for taxable years 2000 through 2004, the Company received several Notices of Proposed Adjustment. The notices would greatly increase reported taxable income for those years and, if upheld, would require the Company to pay a total of $188 million in taxes and accuracy related penalties, plus applicable interest. The IRS disagrees with the Company’s treatment of the flow through income and loss from an investment in a portfolio of the residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, the Company has established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The Company disagrees with this conclusion and believes that the flow through income and loss from these investments was properly reported on its federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and intends to use appropriate means to appeal these adjustments. Radian holds an interest in a substantially similar portfolio of REMICs that was purchased from the same seller in a transaction that closed at the same time.
Note 8 — Condensed consolidating financial statements
The following condensed financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, and statement of cash flows for MGIC Investment Corporation (“Parent Company”), which represents the Parent Company’s investments in all of its subsidiaries under the equity method, Mortgage Guaranty Insurance Corporation and Subsidiaries (“MGIC Consolidated”), and all other subsidiaries of the Company (“Other”) on a combined basis. The eliminations column represents entries eliminating investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

Condensed Consolidating Balance Sheets
At March 31, 2007
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$2,331	$5,023,278	$302,262	$—	$5,327,871
Cash and cash equivalents	11,279	208,426	35,338	—	255,043
Reinsurance recoverable on loss reserves	—	84,089	19	(70,487)	13,621
Prepaid reinsurance premiums	—	24,088	3	(14,969)	9,122
Deferred insurance policy acquisition costs	—	11,925	—	—	11,925
Investments in subsidiaries/joint ventures	5,007,564	619,273	2,817	(5,007,564)	622,090
Other assets	49,279	397,205	27,064	(65,530)	408,018

Total assets	$5,070,453	$6,368,284	$367,503	$(5,158,550)	$6,647,690

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,141,565	$70,488	$(70,487)	$1,141,566
Unearned premiums	—	194,175	14,969	(14,969)	194,175
Short- and long-term debt	607,847	9,364	—	(9,325)	607,886
Other liabilities	7,190	250,784	39,467	(48,794)	248,647

Total liabilities	615,037	1,595,888	124,924	(143,575)	2,192,274

Total shareholders’ equity	4,455,416	4,772,396	242,579	(5,014,975)	4,455,416

Total liabilities and shareholders’ equity	$5,070,453	$6,368,284	$367,503	$(5,158,550)	$6,647,690

Condensed Consolidating Balance Sheets
At December 31, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$27,374	$4,935,881	$289,167	$—	$5,252,422
Cash and cash equivalents	162,198	99,286	32,254	—	293,738
Reinsurance recoverable on loss reserves	—	78,114	21	(64,718)	13,417
Prepaid reinsurance premiums	—	24,779	4	(15,163)	9,620
Deferred insurance policy acquisition costs	—	12,769	—	—	12,769
Investments in subsidiaries/joint ventures	4,882,408	652,910	2,974	(4,882,408)	655,884
Other assets	15,228	391,247	27,598	(50,252)	383,821

Total assets	$5,087,208	$6,194,986	$352,018	$(5,012,541)	$6,621,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$—	$1,125,715	$64,718	$(64,718)	$1,125,715
Unearned premiums	—	189,661	15,163	(15,163)	189,661
Short- and long-term debt	781,238	9,364	—	(9,325)	781,277
Other liabilities	10,093	219,105	31,651	(31,708)	229,141

Total liabilities	791,331	1,543,845	111,532	(120,914)	2,325,794

Total shareholders’ equity	4,295,877	4,651,141	240,486	(4,891,627)	4,295,877

Total liabilities and shareholders’ equity	$5,087,208	$6,194,986	$352,018	$(5,012,541)	$6,621,671

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2007
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$285,998	$18,074	$(38)	$304,034

Net premiums earned	—	280,792	18,267	(38)	299,021

Equity in undistributed net income of subsidiaries	42,623	—	—	(42,623)	—
Dividends received from subsidiaries	55,000	—	—	(55,000)	—
Investment income, net of expenses	2,368	56,328	4,274	—	62,970
Realized investment losses, net	—	(377)	(2,633)	—	(3,010)
Other revenue	—	2,598	8,063	—	10,661

Total revenues	99,991	339,341	27,971	(97,661)	369,642

Losses and expenses:
Losses incurred, net	—	166,787	14,971	—	181,758
Underwriting and other expenses	70	54,756	20,295	(49)	75,072
Interest expense	10,959	—	—	—	10,959

Total losses and expenses	11,029	221,543	35,266	(49)	267,789

Income before tax and joint ventures	88,962	117,798	(7,295)	(97,612)	101,853
Provision (credit) for income tax	(3,401)	29,742	(2,241)	(557)	23,543
Income from joint ventures, net of tax	—	14,049	4	—	14,053

Net income	$92,363	$102,105	$(5,050)	$(97,055)	$92,363

Condensed Consolidating Statements of Operations
Three Months Ended March 31, 2006
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$—	$282,653	$17,841	$(22)	$300,472

Net premiums earned	—	283,202	16,487	(22)	299,667
Equity in undistributed net income of subsidiaries	(35,515)	—	—	35,515	—
Dividends received from subsidiaries	205,000			(205,000)	—
Investment income, net of expenses	99	55,072	2,793	—	57,964
Realized investment gains, net	—	57	30	—	87
Other revenue	—	2,665	8,649	—	11,314

Total revenues	169,584	340,996	27,959	(169,507)	369,032

Losses and expenses:
Losses incurred, net	—	110,599	4,286	—	114,885
Underwriting and other expenses	64	54,108	20,126	(33)	74,265
Interest expense	9,315	—	—	—	9,315

Total losses and expenses	9,379	164,707	24,412	(33)	198,465

Income before tax and joint ventures	160,205	176,289	3,547	(169,474)	170,567
Provision (credit) for income tax	(3,248)	48,738	659	17	46,166
Income from joint ventures, net of tax	—	39,052	—	—	39,052

Net income	$163,453	$166,603	$2,888	$(169,491)	$163,453

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2007
(in thousands of dollars)

	Parent	MGIC
	Company	Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$23,725 (1)	$204,214	$13,504	$(62,455)	$178,988
Net cash from (used in) investing activities:	17,543	(98,289)	(10,420)	7,500	(83,666)
Net cash (used in) financing activities:	(192,187)	3,215	—	54,955	(134,017)

Net (decrease) increase in Cash	$(150,919)	$109,140	$3,084	$—	$(38,695)

(1)	Includes dividends received from subsidiaries of $55,000.
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2006
(in thousands of dollars)

	Parent		MGIC
	Company		Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$199,443	(1)	$194,629	$5,813	$(207,866)	$192,019
Net cash from (used in) investing activities:	44		30,188	(17,514)	—	12,718
Net cash (used in) financing activities:	(196,264)		(205,000)	—	207,866	(193,398)

Net increase (decrease) in Cash	$3,223		$19,817	$(11,701)	$—	$11,339

(1)	Includes dividends received from subsidiaries of $205,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     MGIC Investment Corporation and Radian Group Inc. have filed a joint proxy statement/prospectus and other relevant documents concerning the MGIC/Radian merger transaction with the United States Securities and Exchange Commission (the “SEC”). STOCKHOLDERS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER DOCUMENTS FILED WITH THE SEC IN CONNECTION WITH THE MERGER TRANSACTION OR INCORPORATED BY REFERENCE IN THE PROXY STATEMENT/PROSPECTUS BECAUSE THEY CONTAIN IMPORTANT INFORMATION. Investors may obtain these documents free of charge at the SEC’s website (http://www.sec.gov). In addition, documents filed with the SEC by MGIC are available free of charge by contacting Investor Relations at MGIC Investment Corporation, 250 East Kilbourn Avenue, Milwaukee, WI 53202. Documents filed with the SEC by Radian are available free of charge by calling Investor Relations at (215) 231-1486.
     Radian and MGIC and their respective directors and executive officers, certain members of management and other employees may be deemed to be participants in the solicitation of proxies from Radian stockholders and MGIC stockholders with respect to the proposed merger transaction. Information regarding the directors and executive officers of Radian and MGIC and the interests of such participants are included in the joint proxy statement/prospectus filed with the SEC (which relates to the merger transaction, Radian’s 2007 annual meeting of stockholders and MGIC’s 2007 annual meeting of stockholders) and in the other relevant documents filed with the SEC.
Overview
Proposed Merger with Radian Group
     In early February 2007 we announced that we agreed to merge (the “Merger”) with Radian Group Inc. (“Radian”). The agreement provides for a merger of Radian into us in which 0.9658 shares of our common stock will be exchanged for each share of Radian common stock. Radian has publicly reported that at March 19, 2007 it had 80.3 million shares of common stock outstanding and eligible to vote at its shareholder meeting. The transaction has been unanimously approved by each company’s board of directors and is expected to be completed late in the third quarter or early in the fourth quarter of 2007, subject to regulatory and shareholder approvals. At our 2007 annual meeting, which will be held on May 10, 2007, we will ask our shareholders to approve the Merger Agreement. Radian will ask the same of their shareholders at their annual meeting on May 9, 2007. The results of the shareholder votes were not known at the time we finalized this Quarterly Report.
     We would almost double in size if the Merger occurs. See Note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. We would also be engaged in the financial guaranty business and intend to dispose of certain of the interests that the combined company would have held in the Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”) joint ventures to avoid the potentially adverse impact that owning more than 50% may have on the combined company’s financial ratings. The business description, financial results and any forward looking statements that follow apply only to our business, and do not reflect the effects of the Merger. For further information regarding the Merger, you should read our Current Reports on Form 8-K filed on February 6 and 12, 2007, as well as our S-4/A filed on April 5, 2007 and our Joint Proxy Statement/Prospectus on Form 424B3 filed on April 9, 2007.
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
     As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006. We refer to this Discussion as the “10-K MD&A.”
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
     Our operating expenses generally vary with the level of mortgage origination activity, contract underwriting volume and expansion into international markets. Contract underwriting generates fee income included in “Other revenue.”
•	Income from joint ventures
     Our results of operations are also affected by income from joint ventures. Joint venture income principally consists of the aggregate results of our investment in two less than majority owned joint ventures, C-BASS and Sherman.
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

Hedging gains and losses primarily consist of changes in the value of derivative instruments (including interest rate swaps, interest rate caps and futures) and short positions, as well as realized gains and losses from the closing of hedging positions. C-BASS uses derivative instruments and short sales in a strategy to reduce the impact of changes in interest rates on the value of its mortgage loans and securities. Changes in value of derivative instruments are subject to current recognition through the income statement because C-BASS does not account for the derivatives as “hedges” under SFAS No. 133. Mortgage and other securities are classified by C-BASS as trading securities and are carried at fair value, as estimated by C-BASS. Changes in fair value between period ends (a “mark-to-market”) are reflected in C-BASS’s statement of operations as unrealized gains or losses. Changes in fair value of mortgage and other securities may relate to changes in credit spreads or to changes in the level of interest rates or the slope of the yield curve. Mortgage loans are not marked-to-market and are carried at the lower of cost or fair value on a portfolio basis, as estimated by C-BASS. During a period in which short-term interest rates decline, in general, C-BASS’s hedging positions will decline in value and the change in value, to the extent that the hedges related to whole loans, will be reflected in C-BASS’s earnings for the period as an unrealized loss. The related increase, if any, in the value of mortgage loans will not be reflected in earnings but, absent any countervailing factors, when mortgage loans owned during the period are securitized, the proceeds realized in the securitization should increase to reflect the increased value of the collateral.
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
     2007 First Quarter Results
     Our results of operations in the first quarter of 2007 were principally affected by:
•	Losses incurred
     Losses incurred for the first quarter of 2007 increased compared to the same period in 2006 primarily due to a smaller decrease in the default inventory and a larger increase in the estimates regarding how much will be paid on claims (severity), when each are compared to the same period in 2006. The increase in estimated severity is primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as a decrease in our ability to mitigate losses through the sale of properties in some geographical areas due to slowing home price appreciation in such areas.

•	Premiums written and earned
     Premiums written and earned during the first quarter of 2007 were flat when compared to the same period in 2006. The average insurance in force continues to increase, but has been offset by lower average premium yields due to a higher proportion of insurance in force written through the flow channel compared to the same period a year ago.
•	Underwriting and other expenses
     Underwriting and other expenses for the first quarter of 2007 increased slightly when compared to the same period in 2006. The increase was primarily due to international expansion.
•	Investment income
     Investment income in the first quarter of 2007 was higher when compared to the same period 2006 due to an increase in the pre-tax yield.
•	Income from joint ventures
     Income from joint ventures decreased in the first quarter of 2007 compared to the same period in 2006. This decrease was primarily due to an operating loss at C-BASS in the first quarter of 2007, our portion of which was $6.6 million, compared to operating income in the first quarter of 2006, our portion of which was $30.1 million. C-BASS’s loss during the first quarter of 2007 was primarily due to a write down in their securities portfolio due to spread widening and an increase in loss assumptions, securitization losses, negative mark-to-market adjustments on their whole loan portfolio and write-offs of claims against certain counterparties whose creditworthiness became impaired.

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
NIW
     The amount of our NIW (this term is defined under “Premiums written and earned” in the “Overview–Business and General Environment” section) during the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2007	2006
	($ billions)
NIW-Flow Channel	$10.4	$7.9
NIW-Bulk Channel	2.3	2.1

Total NIW	$12.7	$10.0

Refinance volume as a % of primary flow NIW	27%	28%
     The increase in NIW on a flow basis in the first quarter of 2007, compared to the same period in 2006, was primarily due to a renewed interest in credit quality protection, along with changes in interest rates, slowing property appreciation and mortgage insurance tax deductibility. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below.

Cancellations and insurance in force
     NIW and cancellations of primary insurance in force during the three months ended March 31, 2007 and 2006 were as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in billions)
NIW	$12.7	$10.0
Cancellations	(10.9)	(13.1)

Change in primary insurance in force	$1.8	$(3.1)

Direct primary insurance in force as of March 31,	$178.3	$166.9

     In the first quarter of 2007 insurance in force increased $1.8 billion. This was the fourth consecutive quarter of growth in the in force book.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Our persistency rate (percentage of insurance remaining in force from one year prior) was 70.3% at March 31, 2007, an increase from 69.6% at December 31, 2006 and 62.0% at March 31, 2006. These persistency rate improvements and the related decline in cancellations reflect the general upward trend in mortgage interest rates and declining rate of home price appreciation over these periods. We continue to expect modest improvement in the persistency rate in 2007, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late April 2007.
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
     NIW for bulk transactions was $2.3 billion in the first quarter of 2007 compared to $2.1 billion in the first quarter of 2006. We price our bulk business to generate acceptable returns; there can be no assurance, however, that the assumptions underlying the premium rates will achieve this objective.
Pool insurance
     In addition to providing primary insurance coverage, we also insure pools of mortgage loans. New pool risk written during the three months ended March 31, 2007 and 2006 was $39 million and $68 million, respectively. Our direct pool risk in force was $3.0 billion, $3.1 billion and $3.0 billion at March 31, 2007, December 31, 2006 and March 31, 2006, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and those without such limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. Under this model, at March 31, 2007, December 31, 2006 and March 31, 2006, for $4.3 billion, $4.4 billion and $4.8 billion, respectively, of risk without such limits, risk in force is calculated at $473 million, $473 million and $470 million, respectively. For the three months ended March 31, 2007 and 2006 for $13 million and $21 million, respectively, of risk without contractual aggregate loss limits, new risk written under this model was $0.5 million and $1.2 million, respectively.
Net premiums written and earned
     Net premiums written and earned during the first quarter of 2007 were flat when compared to the same period in 2006. The average insurance in force continues to increase, but has been offset by lower average premium yields due to a higher proportion of insurance in force written through the flow channel compared to the same period a year ago. Assuming no significant decline in interest rates from their level at the end of April 2007, we expect the average insurance in force during 2007 to continue to be higher than in 2006 based on our expectation that private mortgage insurance will be used on a greater percentage of mortgage originations in 2007.
Risk sharing arrangements
     For the quarter ended December 31, 2006, approximately 48.3% of our new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 48.0% for the quarter ended March 31, 2006. The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the most recently ended quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
Investment income
     Investment income for the first quarter of 2007 increased when compared to the same period in 2006 due to an increase in the average investment yield. The portfolio’s average pre-tax investment yield was 4.54% at March 31, 2007 and 4.35% at March 31, 2006. The portfolio’s average after-tax investment yield was 4.06% at March 31, 2007 and 3.87% at March 31, 2006.
Other revenue
     Other revenue for the first quarter of 2007 decreased when compared to the same period in 2006. The decrease in other revenue is primarily the result of a decrease in revenue from contract underwriting.
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
     Losses incurred for the first quarter of 2007 increased compared to the same period in 2006 primarily due to a smaller decrease in the default inventory and a larger increase in the estimates regarding how much will be paid on claims (severity), when each are compared to the same period in 2006. Our estimates are determined based upon historical experience. The increase in estimated severity is primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as a decrease in our ability to mitigate losses through the sale of properties in some geographical areas. Although the total default inventory has decreased we have experienced increases in certain markets. In California we have experienced an increase in delinquencies, from 1,900 as of March 31, 2006 to 3,400 as of March 31, 2007. Also the average claim paid on California loans is twice as high as the average claim paid for the remainder of the country. We have also experienced an increase in delinquencies in Arizona, Florida and Massachusetts and those delinquencies also have above average loan balances.
     We anticipate that losses incurred during the remainder of 2007 will exceed net paid claims during this period and exceed the 2006 level of losses incurred.

     Information about the composition of the primary insurance default inventory at March 31, 2007, December 31, 2006 and March 31, 2006 appears in the table below.

	March 31,	December 31,	March 31,
	2007	2006	2006
Total loans delinquent	76,122	78,628	76,362
Percentage of loans delinquent (default rate)	5.92%	6.13%	6.00%

Prime loans delinquent*	35,436	36,727	36,114
Percentage of prime loans delinquent (default rate)	3.56%	3.71%	3.65%

A-minus loans delinquent*	17,047	18,182	18,109
Percentage of A-minus loans delinquent (default rate)	15.77%	16.81%	16.04%

Subprime credit loans delinquent*	11,246	12,227	12,297
Percentage of subprime credit loans delinquent (default rate)	25.86%	26.79%	24.03%

Reduced documentation loans delinquent	12,393	11,492	9,842
Percentage of reduced doc loans delinquent (default rate)	8.92%	8.19%	8.19%

*	Prime loans have FICO credit scores of 620 or greater, as reported to us at the time a commitment to insure is issued. A-minus loans have FICO credit scores of 575-619, and subprime credit loans have FICO credit scores of less than 575. Most A-minus and subprime credit loans are written through the bulk channel.
     The average primary claim paid for the three months ended March 31, 2007 was $30,841 compared to $26,857 for the same period in 2006. We expect increases in the average primary claim paid throughout 2007 and beyond. These increases are expected to be driven by our higher average insured loan sizes as well as decreases in our ability to mitigate losses through the sale of properties in some geographical regions, as certain housing markets, like California and Florida, become less favorable. The average loan size on our bulk business has grown from $147,000 in 2003 to $236,000 in 2006 and the flow average loan size has increased from $144,000 in 2003 to $161,000 in 2006.
     The pool notice inventory increased slightly from 20,458 at December 31, 2006 to 20,665 at March 31, 2007; the pool notice inventory was 21,127 at March 31, 2006.

     Information about net losses paid during the three months ended March 31, 2007 and 2006 appears in the table below.

	Three Months Ended
	March 31,
Net paid claims ($ millions)	2007	2006
Prime (FICO 620 & >)	$67	$57
A-Minus (FICO 575-619)	34	28
Subprime (FICO < 575)	19	13
Reduced doc (All FICOs)	26	17
Other	20	20

	$166	$135

     We anticipate that net paid claims in the remainder of 2007 will exceed their 2006 level.
     As of March 31, 2007, 72% of our primary insurance in force was written subsequent to December 31, 2003. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.
Underwriting and other expenses
     Underwriting and other expenses for the first quarter of 2007 increased slightly when compared to the same period in 2006. We anticipate that expenses for the remainder of 2007 will increase compared to 2006, due primarily to international expansion.

Consolidated ratios
     The table below presents our consolidated loss, expense and combined ratios for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
Consolidated Insurance Operations:	2007	2006
Loss ratio	60.8%	38.3%
Expense ratio	17.8%	17.5%

Combined ratio	78.6%	55.8%

     The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio in the first quarter of 2007, compared to the same period in 2006, is due to an increase in losses incurred. The expense ratio (expressed as a percentage) is the ratio of underwriting expenses to net premiums written. The increase in the expense ratio in the first quarter of 2007, compared to the same period in 2006, is due to an increase in our expenses. The combined ratio is the sum of the loss ratio and the expense ratio.
Income taxes
     The effective tax rate was 23.1% in the first quarter of 2007, compared to 27.1% in the first quarter of 2006. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. Changes in the effective tax rate principally result from a higher or lower percentage of total income before tax being generated from tax-preferenced investments. The lower effective tax rate in the first quarter of 2007 resulted from a higher percentage of total income before tax being generated from tax-preferenced investments, which resulted from lower levels of underwriting income.
Joint ventures
     Our equity in the earnings from the C-BASS and Sherman joint ventures with Radian and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. Income from joint ventures decreased in the first quarter of 2007 compared to the same period in 2006. This decrease was primarily due to an operating loss at C-BASS in the first quarter of 2007, our portion of which was $6.6 million, compared to operating income in the first quarter of 2006, our portion of which was $30.1 million. C-BASS’s loss during the first quarter of 2007 was primarily due to a write down in their securities portfolio due to spread widening and an increase in loss assumptions, securitization losses, negative mark-to-market adjustments on their whole loan portfolio and write-offs of claims against certain counterparties whose creditworthiness became impaired.

C-BASS
     Fieldstone: On February 15, 2007, C-BASS and Fieldstone Investment Corporation (“Fieldstone”) entered into a merger agreement, which was subsequently amended to reduce the purchase price on March 13, 2007. The reduction in purchase price reflects the cost to provide Fieldstone with needed additional liquidity, pending the closing of the merger. This additional liquidity will be provided through the sale to C-BASS, at Fieldstone’s option, of securities and mortgage loans owned by Fieldstone. Under the terms of the amended agreement, C-BASS will acquire all of the outstanding common stock of Fieldstone for approximately $188 million in cash. Completion of the transaction, which is currently expected to occur in the second quarter of 2007, is contingent on various closing conditions, including regulatory approvals and the approval of Fieldstone’s stockholders. At the close of the transaction, Fieldstone will become a wholly owned subsidiary of C-BASS. At December 31, 2006, Fieldstone owned and managed a portfolio of over $5.7 billion of non-conforming mortgage loans originated primarily by a Fieldstone subsidiary. These mortgage loans are financed through securitizations that are structured as debt with the result that both the mortgage loans and the related debt appear on Fieldstone’s balance sheet. The closing of the acquisition will not change this balance sheet treatment. At December 31, 2006, according to information filed by Fieldstone with the Securities and Exchange Commission, Fieldstone’s assets were $6.4 billion; its liabilities were $6.0 billion; and its shareholder’s equity was $0.4 billion. At the closing, Fieldstone’s assets and liabilities will be adjusted to reflect the purchase price, as required by generally accepted accounting principles.
     Subprime Market: Significant dislocation occurred in the subprime mortgage market during the first quarter of 2007. This was primarily due to the poor performance of subprime mortgage loans originated in 2006, as demonstrated by a significant increase in early pay/first pay defaults. Spreads on non-investment grade and non-rated subprime mortgage securities, which are the bulk of C-BASS’s mortgage securities portfolio, increased dramatically during the latter part of February and through March 2007. This created liquidity issues in the subprime industry, resulting in a significant decline in the volume of originations, and impairment of the financial strength of many subprime originators.

Results of Operations and Financial Condition
     Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.

C-BASS Summary Balance Sheet:
(March 31, 2007 — unaudited	March 31,	December 31,
December 31, 2006 — audited)	2007	2006
	($ millions)
Assets:
Whole loans	$3,066	$4,596
Securities	2,331	2,422
Servicing	671	656
Other	800	1,127

Total Assets	$6,868	$8,801

Total Liabilities	$5,956	$7,875

Debt (1)	$4,778	$6,140

Owners’ Equity	$912	$926

(1)	Most of which is scheduled to mature within one year or less.
     Included in whole loans and total liabilities at March 31, 2007 and December 31, 2006 were approximately $530 million and $741 million, respectively, of assets and $511 million and $720 million, respectively, of liabilities from third party securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above.

	Three Months Ended
C-BASS Summary Income Statement:	March 31,
(unaudited)	2007	2006
	(in millions)
Portfolio	$(16.1)	$76.3
Net servicing	52.0	44.9
Money management and other	3.1	8.1

Total revenue	39.0	129.3

Total expense	53.7	63.8

Income (loss) before tax	$(14.7)	$65.5

Company’s share of pre-tax income (loss)	$(6.6)	$30.1

     See “Overview—Business and General Environment—Income from Joint Ventures—C-BASS” for a description of the components of the revenue lines.
     The $14.7 million pre-tax loss in the first quarter of 2007 was primarily due to a write down in their securities portfolio due to spread widening and an increase in loss assumptions, securitization losses, negative mark-to-market adjustments on their whole loan portfolio and write-offs of claims against certain counterparties whose creditworthiness became impaired. These losses were offset by an operating profit, loan servicing, interest income on portfolios and reduced compensation expenses.
     Our investment in C-BASS on an equity basis at March 31, 2007 was $442.9 million. There were no distributions from C-BASS during the first quarter of 2007.
Sherman
     Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.

Sherman Summary Balance Sheet: (March 31, 2007 — unaudited	March 31,	December 31,
December 31, 2006 — audited)	2007	2006
	($ millions)
Total Assets	$1,234	$1,204

Total Liabilities	$1,001	$923

Debt	$845	$761

Members’ Equity	$233	$281

	Three Months Ended
Sherman Summary Income Statement:	March 31,
(unaudited)	($ millions)
	2007	2006
Revenues from receivable portfolios	$281.0	$284.9
Portfolio amortization	122.1	101.2

Revenues, net of amortization	158.9	183.7

Credit card interest income and fees	118.5	72.3
Other revenue	8.0	4.8

Total revenues	285.4	260.8

Total expenses	204.3	178.9

Income before tax	$81.1	$81.9

Company’s share of pre-tax income	$27.7	$28.3

     Sherman’s increased revenues in the first quarter of 2007, compared to the same period in 2006, was primarily due to increased credit card income and fees generated by Credit One Bank (“Credit One”). The increase in expenses from the first quarter of 2006 to the first quarter of 2007 was also related to Credit One.
     Our investment in Sherman on an equity basis at March 31, 2007 was $138.2 million. We received $51.5 million of distributions from Sherman during the first quarter of 2007.
     The “Company’s share of pre-tax income” line item in the table above includes $5.4 million of additional amortization expense for the three months ended March 31, 2007, above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value. Due to the additional interest purchased in 2006, we hold a greater equity interest in Sherman during the first quarter of 2007, compared to the first quarter of 2006.
Financial Condition
     In March 2007 we repaid the $200 million, 6% Senior Notes that came due with funds raised from the September 2006 public debt offering. At March 31, 2007 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. At March 31, 2006 we had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007. At

March 31, 2007, December 31, 2006 and March 31, 2006, the market value of the outstanding debt (which also includes commercial paper) was $609.5 million, $783.2 million and $588.4 million, respectively.
     See “Results of Operations–Joint ventures” above for information about the financial condition of C-BASS and Sherman.
     As of March 31, 2007, 85% of our investment portfolio was invested in tax-preferenced securities. In addition, at March 31, 2007, based on book value, approximately 96% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.
     At March 31, 2007, our derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2007, the effective duration of our fixed income investment portfolio was 4.7 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.7% change in the market value of our fixed income portfolio.
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
     We have a $300 million commercial paper program, which is rated “A-1” by S&P and “P-1” by Moody’s. At March 31, 2007, December 31, 2006 and March 31, 2006, we had $110.3 million, $84.1 million and $100.0 million in commercial paper outstanding with a weighted average interest rate of 5.34%, 5.35% and 4.74%, respectively.
     We have a $300 million, five year revolving credit facility expiring in 2010 which will continue to be used as a liquidity back up facility for the outstanding commercial paper. Under the terms of the credit facility, we must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At March 31, 2007, these requirements were met. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $189.7 million, $215.9 million and $200.0 million at March 31, 2007, December 31, 2006 and March 31, 2006, respectively.

     During 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with our committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, we paid a fixed rate of 5.07% and received a variable interest rate based on LIBOR. The swap had an expiration date coinciding with the maturity of our credit facility and was designated as a cash flow hedge. At March 31, 2007 we had no interest rate swaps outstanding.
     (Income) expense on interest rate swaps for the three months ended March 31, 2006 of approximately ($0.1) million was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.
     The commercial paper, back-up credit facility and the Senior Notes are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In February 2007, MGIC paid a quarterly dividend of $55 million. As a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. For additional information about our financial condition, results of operations and cash flows on a parent company basis, and MGIC, on a consolidated basis, see Note 8 to our consolidated financial statements in Item 1.
     Effective January 1, 2007, we adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the adoption we recognized a decrease of $85.5 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of January 1, 2007 is $81.0 million. Included in that total are $71.3 million in benefits that would affect the effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have $16.5 million for the payment of interest accrued as of January 1, 2007. It is reasonably possible that we could make a deposit of taxes during the next twelve months to eliminate the further accrual of interest. The occurrence, amount and timing of any deposit are discretionary and cannot be determined at this time.
     The establishment of this liability requires estimates of potential outcomes of various issues and requires significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
     On April 30, 2007, as a result of an examination by the Internal Revenue Service (“IRS”) for taxable years 2000 through 2004, we received several Notices of Proposed Adjustment. The notices would greatly increase reported taxable income for those years and, if upheld, would require us to pay a total of $188 million in taxes and accuracy related penalties, plus applicable interest. The IRS disagrees with our treatment of the flow through income and loss from an investment in a portfolio of the residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and intend to use appropriate means to appeal these adjustments.
     During the first quarter of 2007, we did not repurchase any shares of Common Stock under publicly announced programs due to our pending merger with Radian. While in discussions with Radian in January, we were unable to buy any of our shares and after the transaction was announced, we were limited by SEC rules to an immaterial level of purchases. At March 31, 2007, we had Board approval to purchase an additional 4.7 million shares under these programs.
     In connection with the merger, we agreed not to purchase Radian stock prior to July 13, 2007 without approval from Radian. Radian’s board has authorized certain of its officers to allow us to purchase Radian shares, but only in an amount not to exceed two million shares in the aggregate, subject to certain conditions. We expect that Radian’s officers will authorize us to begin purchasing shares of Radian stock shortly after our annual meeting of shareholders on May 10, 2007.
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
     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2007, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $54.3 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through March 31, 2007, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, the decreasing trend of home mortgage interest rates over the last several years may have mitigated the effect of some of these costs since the general effect of lower interest rates can be to increase the value of certain loans on which remedies are provided. There can be no assurance that contract underwriting remedies will not be material in the future.
     Our consolidated risk-to-capital ratio was 7.5:1 at both March 31, 2007 and December 31, 2006.
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
Forward-Looking Statements and Risk Factors
     General: Our revenues and losses could be affected by the risk factors referred to under “Location of Risk Factors” below that are applicable to us, and our income from joint ventures could be affected by the risk factors referred to under “Location of Risk Factors” that are applicable to C-BASS and Sherman. These risk factors are an integral part of Management’s Discussion and Analysis.
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
     Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2007, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet investment grade credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2007, the effective duration of our fixed income investment portfolio was 4.7 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.7% change in the market value of our fixed income investment portfolio.
     Our borrowings under our commercial paper program are subject to interest rates that are variable. See the fourth and fifth paragraphs under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of our interest rate swaps.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1 A. Risk Factors
     With the possible exception of the changes set forth below, there have been no material changes in our risk factors from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. The principal changes to the risk factors that are set forth below were also included in Exhibit 99 to our Current Report on Form 8-K dated April 11, 2007. Exhibit 99 sets forth our risk factors as part of our press release announcing earnings for the first quarter of 2007. Some of the information in the risk factors in the 10-K has been updated by information in the same risk factor included in that Exhibit 99.
The Internal Revenue Service has proposed significant adjustments to our taxable income for 2000 through 2004.
The Internal Revenue Service (“IRS”) has been conducting an examination of our federal income tax returns for taxable years 2000 though 2004. The examination is related to a portfolio of investments in the residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. On April 30, 2007, we received several Notices of Proposed Adjustment from the IRS for taxable years 2000 through 2004. The notices, if upheld, would greatly increase reported taxable income for those years and require us to pay a total of $188 million in taxes and accuracy related penalties, plus applicable interest. The IRS disagrees with our treatment of the flow through income and loss from an investment in a portfolio of the residual interests of the REMICs. The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from this investment was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and intend to use appropriate means to appeal these adjustments. The process to appeal these adjustments may take some time and a final resolution may not be reached until a date many months or years into the future. We believe, after discussions with outside counsel about the issues raised in the notices and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result from these notices. If the outcome of this matter results in payments that differ materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES & USE OF PROCEEDS
(c) Repurchase of common stock:
     We did not repurchase any shares of Common Stock during the first quarter of 2007. On January 26, 2006 we announced that our Board of Directors authorized the repurchase of up to ten million shares of our Common Stock in the open market or in private transactions. As of March 31, 2007 4.7 million of these 10 million shares remained available to be purchased.
     In connection with the merger, we agreed not to purchase Radian stock prior to July 13, 2007 without approval from Radian. Radian’s board has authorized certain of its officers to allow us to purchase Radian shares, but only in an amount not to exceed two million shares in the aggregate, subject to certain conditions. We expect that Radian’s officers will authorize us to begin purchasing shares of Radian stock shortly after our annual meeting of shareholders on May 10, 2007.
ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2007.

MGIC INVESTMENT CORPORATION
\s\ J. Michael Lauer
J. Michael Lauer
Executive Vice President and Chief Financial Officer

\s\ Joseph J. Komanecki
Joseph J. Komanecki
Senior Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

2	Agreement and Plan of Merger, dated as of February 6, 2007, by and between, MGIC Investment Corporation and Radian Group Inc. (Incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed on February 12, 2007)

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007