Form 10-Q
period 2007-06-30
MGIC INVESTMENT CORP
filed 2007-08-09
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-10816

MGIC INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
250 E. KILBOURN AVENUE	53202
MILWAUKEE, WISCONSIN	(Zip Code)
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

Large accelerated filer [X]            Accelerated filer [_]           Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	[ ]	NO	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	07/31/07	81,810,510

MGIC INVESTMENT CORPORATION
TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of
	June 30, 2007 (Unaudited) and December 31, 2006	3
	Consolidated Statements of Operations for the Three and Six Month
	Periods Ended June 30, 2007 and 2006 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2007 and 2006 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6-18
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sale of Equity Securities & Use of Proceeds	47
Item 4.	Submission of Matters to a Vote of Security Holders	48
Item 6.	Exhibits	48
SIGNATURES		49
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 (Unaudited) and December 31, 2006

	June 30, 2007	December 31, 2006
	(In thousands of dollars)
ASSETS
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities (amortized cost, 2007-$5,188,261; 2006-$5,121,074)	$5,221,540	$5,249,854
Equity securities (cost, 2007-$2,639; 2006-$2,594)	2,571	2,568
Collateral held under securities lending (cost, 2007-$172,752)	172,752	--

Total investment portfolio	5,396,863	5,252,422
Cash and cash equivalents	183,387	293,738
Accrued investment income	65,436	64,646
Reinsurance recoverable on loss reserves	12,809	13,417
Prepaid reinsurance premiums	8,636	9,620
Premiums receivable	92,973	88,071
Home office and equipment, net	33,309	32,603
Deferred insurance policy acquisition costs	11,692	12,769
Investments in joint ventures	673,908	655,884
Income taxes recoverable	83,649	--
Other assets	236,245	198,501

Total assets	$6,798,907	$6,621,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,188,248	$1,125,715
Unearned premiums	208,247	189,661
Short- and long-term debt (note 2)	646,602	781,277
Obligations under securities lending	172,752	--
Income taxes payable	--	34,480
Other liabilities	183,486	194,661

Total liabilities	2,399,335	2,325,794

Contingencies (note 3)
Shareholders’ equity:
Common stock, $1 par value, shares authorized
300,000,000; shares issued, 6/30/07 - 123,065,426
12/31/06 - 123,028,976;
shares outstanding, 6/30/07 - 81,954,310
12/31/06 - 82,799,919	123,065	123,029
Paid-in capital	311,384	310,394
Treasury stock (shares at cost, 6/30/07 - 41,111,116
12/31/06 - 40,229,057)	(2,257,636)	(2,201,966)
Accumulated other comprehensive income, net of tax (note 5)	11,075	65,789
Retained earnings (note 7)	6,211,684	5,998,631

Total shareholders’ equity	4,399,572	4,295,877

Total liabilities and shareholders’ equity	$6,798,907	$6,621,671

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Month Periods Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$358,528	$340,907	$700,366	$674,483
Assumed	757	447	1,441	844
Ceded	(38,297)	(36,074)	(76,785)	(69,575)

Net premiums written	320,988	305,280	625,022	605,752
Increase in unearned premiums, net	(14,537)	(10,777)	(19,550)	(11,582)

Net premiums earned	306,451	294,503	605,472	594,170
Investment income, net of expenses	61,927	59,380	124,897	117,344
Realized investment losses, net	(9,829)	(1,838)	(12,839)	(1,751)
Other revenue	10,490	11,459	21,151	22,773

Total revenues	369,039	363,504	738,681	732,536

Losses and expenses:
Losses incurred, net	235,226	146,467	416,984	261,352
Underwriting and other expenses, net	75,330	71,492	150,402	145,757
Interest expense	8,594	8,843	19,553	18,158

Total losses and expenses	319,150	226,802	586,939	425,267

Income before tax and joint ventures	49,889	136,702	151,742	307,269
Provision for income tax	5,073	34,479	28,616	80,645
Income from joint ventures, net of tax	31,899	47,616	45,952	86,668

Net income	$76,715	$149,839	$169,078	$313,292

Earnings per share (note 4):
Basic	$0.94	$1.75	$2.07	$3.64

Diluted	$0.93	$1.74	$2.05	$3.61

Weighted average common shares
outstanding - diluted (shares in
thousands, note 4)	82,309	86,259	82,349	86,753

Dividends per share	$0.2500	$0.2500	$0.5000	$0.5000

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$169,078	$313,292
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred insurance policy
acquisition costs	5,556	7,040
Increase in deferred insurance policy
acquisition costs	(4,479)	(4,073)
Depreciation and amortization	9,715	12,588
(Increase) decrease in accrued investment income	(790)	1,866
Decrease in reinsurance recoverable on loss reserves	608	1,551
Decrease (increase) in prepaid reinsurance premiums	984	(873)
(Increase) decrease in premium receivable	(4,902)	7,514
Increase (decrease) in loss reserves	62,533	(37,117)
Increase in unearned premiums	18,586	12,454
Decrease in income taxes payable	(32,569)	(24,798)
Equity earnings in joint ventures	(65,658)	(127,746)
Distributions from joint ventures	51,512	84,409
Other	22,687	24,431

Net cash provided by operating activities	232,861	270,538

Cash flows from investing activities:
Purchase of fixed maturities	(1,139,277)	(1,130,845)
Purchase of equity securities	(44)	--
Increase in collateral under securities lending	(172,752)	--
Additional investment in joint ventures	(3,916)	(1,503)
Proceeds from sale of fixed maturities	845,607	935,445
Proceeds from maturity of fixed maturities	212,574	109,202
Other	(14,822)	19,954

Net cash used in investing activities	(272,630)	(67,747)

Cash flows from financing activities:
Dividends paid to shareholders	(41,546)	(43,716)
Repayment of long-term debt	(200,000)	--
Net proceeds from (repayment of) short-term debt	62,590	(57,722)
Increase in obligations under securities lending	172,752	--
Reissuance of treasury stock	1,300	3,856
Repurchase of common stock	(67,648)	(214,258)
Common stock issued	2,009	15,912
Excess tax benefits from share-based payment arrangements	(39)	4,323

Net cash used in financing activities	(70,582)	(291,605)

Net decrease in cash and cash equivalents	(110,351)	(88,814)
Cash and cash equivalents at beginning of period	293,738	195,256

Cash and cash equivalents at end of period	$183,387	$106,442

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

In the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly present the Company’s financial position and results of operations for the periods indicated. The results of operations for the six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.

Business Combination

On February 6, 2007 the Company and Radian Group Inc. (“Radian”) announced that they had agreed to merge. The agreement provides for a merger of Radian into the Company in which 0.9658 share of the Company’s common stock are to be exchanged for each share of Radian common stock. The shares of the Company’s common stock to be issued to effect the merger will be recorded at $66.41 per share. This stock price is based on an average of the closing prices of the Company’s common stock for the two trading days before through the two trading days after the Company and Radian announced their merger. The transaction has been unanimously approved by each company’s board of directors and was also approved by each company’s stockholders at their respective annual meetings in May. The Company had previously announced that the transaction was expected to be completed early in the fourth quarter of 2007, subject to receiving the remaining insurance department regulatory approvals.

On August 7, 2007 the Company announced that it has advised the New York Insurance Department that it is the preliminary assessment of the Company’s management that the Company is not obligated to complete its pending merger with Radian in light of the Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) impairment announced on July 30, 2007. Radian has informed the Company that it disagrees with the preliminary assessment of the Company’s management. The Company’s management is also reviewing other developments that may affect the Company’s obligation to close. Whether the Company will definitively conclude that it is not obligated to close the merger is a decision that will be made only by the Board of Directors of the Company, which will not be asked to decide until the Company’s management has completed its analysis. In connection with management’s analysis, the Company is requesting additional information from Radian. Subject to timely receipt of that information, management does not expect its analysis will be completed until the week of August 13. See Note 9. – Subsequent Events below for additional information regarding the impairment of C-BASS.

Securities Lending

The Company participates in securities lending, primarily as an investment yield enhancement, through a program administered by the Company’s custodian. The program obtains collateral in an amount generally equal to 102% and 105% of the fair market value of domestic and foreign securities, respectively, and monitors the market value of the securities loaned on a daily basis with additional collateral obtained as necessary. The collateral received for securities loaned is included in the investment portfolio, and the offsetting obligation to return the collateral is reported as a liability, on the consolidated balance sheet. At June 30, 2007, the amount of the securities lending collateral and offsetting obligation was $172.8 million. The fair value of securities on loan at June 30, 2007 was $170.0 million.

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

Note 2 — Short- and long-term debt

The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At June 30, 2007, December 31, 2006 and June 30, 2006, the Company had $149.5 million, $84.1 million and $133.5 million in commercial paper outstanding with a weighted average interest rate of 5.37%, 5.35% and 5.30%, respectively.

The Company has a $300 million, five year revolving credit facility, expiring in 2010. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2007, these requirements were met. The facility had been used as a liquidity back up facility for the outstanding commercial paper. At June 30, 2007, December 31, 2006 and June 30, 2006, the remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $150.5 million, $215.9 million and $166.5 million, respectively. On August 7, 2007 the Company drew $300 million on the revolving credit facility discussed above. These funds, in part, will be utilized to repay the outstanding commercial paper, which approximated $177 million at the time of the credit facility draw. The remaining funds will be utilized for general corporate purposes. We drew the portion of the revolving credit facility equal to our outstanding commercial paper because we believed that in the current environment funding with a long-term maturity was superior to funding that required frequent renewal on a short-term basis. We drew the remainder of the credit facility to provide us with greater financial flexibility at the holding company level.

In March 2007 the Company repaid the $200 million, 6% Senior Notes that came due with funds raised from the September 2006 public debt offering. At June 30, 2007 the Company had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. At June 30, 2006 the Company had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007. At June 30, 2007, December 31, 2006 and June 30, 2006, the market value of the outstanding debt (which also includes commercial paper) was $633.4 million, $783.2 million and $615.6 million, respectively.

Interest payments on all long-term and short-term debt were $21.6 million and $19.1 million for the six months ended June 30, 2007 and 2006, respectively.

During 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with the committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, the Company paid a fixed rate of 5.07% and received a variable interest rate based on the London Inter Bank Offering Rate (“LIBOR”). The swap had an expiration date coinciding with the maturity of the credit facility and was designated as a cash flow hedge for accounting purposes. At June 30, 2007 the Company had no interest rate swaps outstanding.

(Income) expense on the interest rate swaps for the six months ended June 30, 2006 of approximately ($0.1) million was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

Note 3 — Litigation and contingencies

The Company is involved in litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on the financial position or results of operations of the Company.

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. Since December 2006, class action litigation was separately brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. While the Company is not a defendant in any of these cases, there can be no assurance that MGIC will not be subject to future litigation under RESPA or FCRA or that the outcome of any such litigation would not have a material adverse effect on the Company.

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

The anti-referral fee provisions of RESPA provide that the Department of Housing and Urban Development (“HUD”) as well as the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While the Company believes that its captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on the Company or the mortgage insurance industry.

Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the six months ended June 30, 2007 and 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Weighted-average shares - Basic	81,763	85,668	81,827	86,122
Common stock equivalents	546	591	522	631

Weighted-average shares - Diluted	82,309	86,259	82,349	86,753

Note 5 — Comprehensive income

The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands of dollars)
Net income	$76,715	$149,839	$169,078	$313,292
Other comprehensive loss	(50,046)	(32,717)	(54,714)	(64,240)

Total comprehensive income	$26,669	$117,122	$114,364	$249,052

Other comprehensive loss (net of tax):
Change in unrealized net derivative gains
and losses	$--	$--	$--	$777
Change in unrealized gains and losses
on investments	(53,664)	(32,717)	(59,578)	(65,053)
Other	3,618	--	4,864	36

Other comprehensive loss	$(50,046)	$(32,717)	$(54,714)	$(64,240)

At June 30, 2007, accumulated other comprehensive income of $11.1 million included $24.1 million of net unrealized gains on investments, $4.9 million relating to a foreign currency translation adjustment, ($17.8) million relating to defined benefit plans and ($0.1) million relating to the accumulated other comprehensive loss of the Company’s joint venture investments, all net of tax. At December 31, 2006, accumulated other comprehensive income of $65.8 million included $83.7 million of net unrealized gains on investments, ($17.8) million relating to defined benefit plans and ($0.1) million relating to the accumulated other comprehensive loss of the Company’s joint venture investments.

Note 6 — Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2007	2006	2007	2006
	(In thousands of dollars)
Service cost	$2,504	$2,463	$890	$898
Interest cost	3,016	2,741	1,112	1,024
Expected return on plan assets	(4,370)	(3,709)	(804)	(649)
Recognized net actuarial loss (gain)	63	98	26	111
Amortization of transition obligation	--	--	71	71
Amortization of prior service cost	141	141	--	--

Net periodic benefit cost	$1,354	$1,734	$1,295	$1,455

	Six Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2007	2006	2007	2006
	(In thousands of dollars)
Service cost	$5,008	$4,926	$1,780	$1,796
Interest cost	6,032	5,482	2,224	2,048
Expected return on plan assets	(8,740)	(7,418)	(1,608)	(1,298)
Recognized net actuarial loss (gain)	126	196	52	222
Amortization of transition obligation	--	--	142	142
Amortization of prior service cost	282	282	--	--

Net periodic benefit cost	$2,708	$3,468	$2,590	$2,910

The Company previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute approximately $10.7 million and $3.5 million, respectively, to its pension and postretirement plans in 2007. As of June 30, 2007, no contributions have been made.

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

The total liability for unrecognized tax benefits as of June 30, 2007 was $85.0 million. Included in that total are $73.9 million in benefits that would affect the Company’s effective tax rate. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income taxes. The Company has $20.5 million for the payment of interest accrued as of June 30, 2007.

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

On June 1, 2007, as a result of an examination by the Internal Revenue Service (“IRS”) for taxable years 2000 through 2004, the Company received a Revenue Agent Report (“RAR”). The adjustments reported on the RAR substantially increase taxable income for those tax years and resulted in the issuance of an assessment for unpaid taxes totaling $189.5 million in taxes and accuracy-related penalties, plus applicable interest. The Company has agreed with the IRS on certain issues and paid $10.5 million in additional taxes and interest. The remaining unagreed issue relates to the Company’s treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, the Company has established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The Company disagrees with this conclusion and believes that the flow through income and loss from these investments was properly reported on its federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and has appealed these adjustments. The appeals process may take some time and a final resolution may not be reached until a date many months or years into the future. On July 2, 2007, the Company made a payment on account of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. Radian holds an interest in a substantially similar portfolio of REMICs that was purchased from the same seller in a transaction that closed at the same time.

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

Condensed Consolidating Balance Sheets
At June 30, 2007
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$2,182	$5,093,947	$300,734	$--	$5,396,863
Cash and cash equivalents	250	152,099	31,038	--	183,387
Reinsurance recoverable on loss reserves	--	93,043	11	(80,245)	12,809
Prepaid reinsurance premiums	--	22,776	2	(14,142)	8,636
Deferred insurance policy acquisition costs	--	11,692	--	11,692
Investments in subsidiaries/joint ventures	4,994,592	671,115	2,793	(4,994,592)	673,908
Other assets	55,082	453,733	32,083	(29,286)	511,612

Total assets	$5,052,106	$6,498,405	$366,661	$(5,118,265)	$6,798,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$--	$1,188,248	$80,245	$(80,245)	$1,188,248
Unearned premiums	--	208,247	14,142	(14,142)	208,247
Short- and long-term debt	646,563	9,364	--	(9,325)	646,602
Other liabilities	5,971	330,552	34,913	(15,198)	356,238

Total liabilities	652,534	1,736,411	129,300	(118,910)	2,399,335

Total shareholders’ equity	4,399,572	4,761,994	237,361	(4,999,355)	4,399,572

Total liabilities and shareholders’ equity	$5,052,106	$6,498,405	$366,661	$(5,118,265)	$6,798,907

Condensed Consolidating Balance Sheets
At December 31, 2006
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$27,374	$4,935,881	$289,167	$--	$5,252,422
Cash and cash equivalents	162,198	99,286	32,254	--	293,738
Reinsurance recoverable on loss reserves	--	78,114	21	(64,718)	13,417
Prepaid reinsurance premiums	--	24,779	4	(15,163)	9,620
Deferred insurance policy acquisition costs	--	12,769	--	--	12,769
Investments in subsidiaries/joint ventures	4,882,408	652,910	2,974	(4,882,408)	655,884
Other assets	15,228	391,247	27,598	(50,252)	383,821

Total assets	$5,087,208	$6,194,986	$352,018	$(5,012,541)	$6,621,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$--	$1,125,715	$64,718	$(64,718)	$1,125,715
Unearned premiums	--	189,661	15,163	(15,163)	189,661
Short- and long-term debt	781,238	9,364	--	(9,325)	781,277
Other liabilities	10,093	219,105	31,651	(31,708)	229,141

Total liabilities	791,331	1,543,845	111,532	(120,914)	2,325,794

Total shareholders’ equity	4,295,877	4,651,141	240,486	(4,891,627)	4,295,877

Total liabilities and shareholders’ equity	$5,087,208	$6,194,986	$352,018	$(5,012,541)	$6,621,671

Condensed Consolidating Statements of Operations
Three months ended June 30, 2007
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$--	$302,338	$18,685	$(35)	$320,988

Net premiums earned	--	286,975	19,511	(35)	306,451
Equity in undistributed
net income of subsidiaries	27,309	--	--	(27,309)	--
Dividends received from subsidiaries	55,000	--	--	(55,000)	--
Investment income, net of expenses	84	57,301	4,542	--	61,927
Realized investment gains, net	--	(2,144)	(7,685)	--	(9,829)
Other revenue	--	2,582	7,908	--	10,490

Total revenues	82,393	344,714	24,276	(82,344)	369,039

Losses and expenses:
Losses incurred, net	--	216,063	19,163	--	235,226
Underwriting and other expenses	96	54,060	21,220	(46)	75,330
Interest expense	8,594	--	--	--	8,594

Total losses and expenses	8,690	270,123	40,383	(46)	319,150

Income before tax and joint ventures	73,703	74,591	(16,107)	(82,298)	49,889
Provision (credit) for income tax	(3,012)	14,387	(4,082)	(2,220)	5,073
Income from joint ventures, net of tax	--	31,808	91	--	31,899

Net income	$76,715	$92,012	$(11,934)	$(80,078)	$76,715

Condensed Consolidating Statements of Operations
Three months ended June 30, 2006
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$--	$281,064	$24,256	$(40)	$305,280

Net premiums earned	--	276,900	17,643	(40)	294,503
Equity in undistributed
net income of subsidiaries	595	--	--	(595)	--
Dividends received from subsidiaries	155,000	--	--	(155,000)	--
Investment income, net of expenses	51	56,328	3,001	--	59,380
Realized investment gains, net	--	(1,905)	67	--	(1,838)
Other revenue	--	2,692	8,767	--	11,459

Total revenues	155,646	334,015	29,478	(155,635)	363,504

Losses and expenses:
Losses incurred, net	--	140,753	5,714	--	146,467
Underwriting and other expenses	63	51,171	20,309	(51)	71,492
Interest expense	8,843	--	--	--	8,843

Total losses and expenses	8,906	191,924	26,023	(51)	226,802

Income before tax and joint ventures	146,740	142,091	3,455	(155,584)	136,702
Provision (credit) for income tax	(3,099)	36,958	582	38	34,479
Income from joint ventures, net of tax	--	47,616	--	--	47,616

Net income	$149,839	$152,749	$2,873	$(155,622)	$149,839

Condensed Consolidating Statements of Operations
Six months ended June 30, 2007
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$--	$588,336	$36,759	$(73)	$625,022

Net premiums earned	--	567,767	37,778	(73)	605,472
Equity in undistributed
net income of subsidiaries	69,932	--	--	(69,932)	--
Dividends received from subsidiaries	110,000	--	--	(110,000)	--
Investment income, net of expenses	2,452	113,629	8,816	--	124,897
Realized investment gains, net	--	(2,521)	(10,318)	--	(12,839)
Other revenue	--	5,180	15,971	--	21,151

Total revenues	182,384	684,055	52,247	(180,005)	738,681

Losses and expenses:
Losses incurred, net	--	382,850	34,134	--	416,984
Underwriting and other expenses	166	108,816	41,515	(95)	150,402
Interest expense	19,553	--	--	--	19,553

Total losses and expenses	19,719	491,666	75,649	(95)	586,939

Income before tax and joint ventures	162,665	192,389	(23,402)	(179,910)	151,742
Provision (credit) for income tax	(6,413)	44,129	(6,323)	(2,777)	28,616
Income from joint ventures, net of tax	--	45,857	95	--	45,952

Net income	$169,078	$194,117	$(16,984)	$(177,133)	$169,078

Condensed Consolidating Statements of Operations
Six months ended June 30, 2006
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$--	$563,717	$42,097	$(62)	$605,752

Net premiums earned	--	560,102	34,130	(62)	594,170
Equity in undistributed
net income of subsidiaries	(34,920)	--	--	34,920	--
Dividends received from subsidiaries	360,000	(360,000)	--
Investment income, net of expenses	150	111,400	5,794	--	117,344
Realized investment gains, net	--	(1,848)	97	--	(1,751)
Other revenue	--	5,357	17,416	--	22,773

Total revenues	325,230	675,011	57,437	(325,142)	732,536

Losses and expenses:
Losses incurred, net	--	251,352	10,000	--	261,352
Underwriting and other expenses	127	105,279	40,435	(84)	145,757
Interest expense	18,158	--	--	--	18,158

Total losses and expenses	18,285	356,631	50,435	(84)	425,267

Income before tax and joint ventures	306,945	318,380	7,002	(325,058)	307,269
Provision (credit) for income tax	(6,347)	85,696	1,241	55	80,645
Income from joint ventures, net of tax	--	86,668	--	--	86,668

Net income	$313,292	$319,352	$5,761	$(325,113)	$313,292

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2007
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$73,005 (1)	$266,830	$19,837	$(126,811)	$232,861
Net cash from (used in) investing activities:	8,342	(276,769)	(21,053)	16,850	(272,630)
Net cash (used in) from financing activities:	(243,295)	62,752	--	109,961	(70,582)

Net (decrease) increase in Cash	$(161,948)	$52,813	$(1,216)	$--	$(110,351)

(1) Includes dividends received from subsidiaries of $110,000.

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2006
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$304,228 (1)	$317,995	$36,769	$(368,500)	$290,492
Net cash (used in) from investing activities:	(8,411)	(47,292)	(40,498)	8,500	(87,701)
Net cash used in financing activities:	(295,928)	(355,677)	--	360,000	(291,605)

Net (decrease) increase in Cash	$(111)	$(84,974)	$(3,729)	$--	$(88,814)

(1) Includes dividends received from subsidiaries of $360,000.

Note 9 – Subsequent events

On July 30, 2007, the Company announced that it had concluded that the value of its investment in C-BASS has been materially impaired. C-BASS, a limited liability company, is an unconsolidated, less than 50%-owned investment of the Company that is not controlled by the Company. The interests in C-BASS are owned by the Company and Radian in equal amounts (approximately 46% each), with the remaining interests owned by the management of C-BASS. Historically, C-BASS has been principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007.

The Company’s investment in C-BASS, included in “Investments in Joint Ventures” on the consolidated balance sheet, consists of approximately $466 million of equity as of June 30, 2007 and an additional $50 million drawn on July 20 and 23, 2007 under a $50 million unsecured credit facility that the Company provided to C-BASS on July 17, 2007. The Company has not determined the range of an impairment charge, although the upper boundary of the range could be the Company’s entire investment, less any associated tax benefit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Pending Merger with Radian Group

        On February 6, 2007 we announced that we agreed to merge (the “Merger”) with Radian Group Inc. (“Radian”). The agreement provides for a merger of Radian into us in which 0.9658 share of our common stock are to be exchanged for each share of Radian common stock. Radian has publicly reported that at May 4, 2007 it had 80.2 million shares of common stock outstanding. The transaction has been unanimously approved by each company’s board of directors and was also approved by each company’s stockholders at their respective annual meetings in May. We had previously announced that the transaction was expected to be completed early in the fourth quarter of 2007, subject to receiving the remaining insurance department regulatory approvals.

        On August 7, 2007 we announced that we have advised the New York Insurance Department that it is the preliminary assessment of our management that we are not obligated to complete our pending Merger with Radian in light of the C-BASS impairment announced on July 30, 2007. Radian has informed us that they disagree with the preliminary assessment of our management. Our management is also reviewing other developments that may affect our obligation to close. Whether we will definitively conclude that we are not obligated to close the Merger is a decision that will be made only by our Board of Directors, which will not be asked to decide until our management has completed its analysis. In connection with management’s analysis, we are requesting additional information from Radian. Subject to timely receipt of that information, management does not expect its analysis will be completed until the week of August 13. See “C-BASS Impairment” below and Note 9. to our consolidated financial statements for additional information.

        We would almost double in size if the Merger occurs. See Note 16 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. We would also be engaged in the financial guaranty business. We planned to dispose of certain of the interests that the combined company would have held in Sherman Financial Group LLC (“Sherman”), a joint venture, to avoid the potentially adverse impact that owning more than 50% may have on the combined company’s financial ratings and to provide proceeds to repurchase our shares. For these same reasons, we had also planned to dispose of certain interests that the combined company would have held in C-BASS, but we have abandoned the effort to proceed with such a sale in view of C-BASS’s liquidity problems. For more information about these problems, see the section titled “C-BASS Impairment”below. Repurchase of our shares is an important component of the Merger and we were also planning to use the proceeds of the C-BASS sale to fund a portion of such repurchases. As a result of C-BASS’s liquidity problems, we could lose all future earnings from C-BASS.

        The business description, financial results and any forward looking statements that follow apply only to our business, and do not reflect the effects of the Merger.

C-BASS Impairment

        On July 30, 2007, we announced that we had concluded that the value of our investment in C-BASS was been materially impaired. C-BASS, a limited liability company, is an unconsolidated, less than 50%-owned investment of ours that is not controlled by us. The interests in C-BASS are owned by us and Radian in equal amounts (approximately 46% each), with the remaining interests owned by the management of C-BASS. Historically, C-BASS has been principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As a result of the margin calls from lenders that C-BASS has not been able to meet, C-BASS’s purchases of mortgages and mortgage securities and its securitization activities have ceased while C-BASS seeks to reach an accommodation with its lenders and raise new capital.

        Our investment in C-BASS, included in “Investments in Joint Ventures” on our consolidated balance sheet, consists of approximately $466 million of equity as of June 30, 2007 and an additional $50 million drawn on July 20 and 23, 2007 under a $50 million unsecured credit facility that we provided to C-BASS on July 17, 2007. As of June 30, 2007 on a pro forma basis reflecting the amounts drawn under this credit facility, our investment in C-BASS was approximately $516 million. We have not determined the range of an impairment charge, although the upper boundary of the range could be our entire investment, less any associated tax benefit.

        For further information regarding our determination that our interests in C-BASS are impaired, including the margin calls that led to C-BASS’s liquidity problems, you should read our Current Report on Form 8-K filed on August 1, 2007.

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

Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained under “Critical Accounting Policies” in the 10-K MD&A, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:

•	The state of the economy, which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of delinquencies has historically followed a seasonal pattern, with a reduction in delinquencies in the first part of the year, followed by an increase in the latter part of the year. However, this pattern did not continue during the second quarter of 2007, with delinquencies increasing sequentially over the first quarter of the year.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The average claim payment, which is affected by the size of loans insured (higher average loan amounts tend to increase losses incurred), the percentage coverage on insured loans (deeper average coverage tends to increase incurred losses), and housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages.

•	The distribution of claims over the life of a book. Historically, the first two years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency and the condition of the economy can affect this pattern.

•	Underwriting and other expenses

Our operating expenses generally vary with the level of mortgage origination activity, contract underwriting volume and expansion into international markets. Contract underwriting generates fee income included in “Other revenue.”

•	Income from joint ventures

Our results of operations are also affected by income from joint ventures. Joint venture income principally consists of the aggregate results of our investment in two less than majority owned joint ventures, C-BASS and Sherman. As noted in the section titled “C-BASS Impairment” above, in the third quarter of 2007, joint venture income will include an impairment charge associated with our interests in C-BASS.

C-BASS: As noted in the section titled “C-BASS Impairment” above, C-BASS’s purchases of mortgages and mortgage securities and its securitization activities have ceased while C-BASS seeks to reach an accommodation with its lenders and raise new capital. The discussion of C-BASS in the remainder of this Management’s Discussion and Analysis generally addresses C-BASS’s historical activities as conducted through the end of the second quarter of 2007.

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

C-BASS’s consolidated results of operations have historically been affected by:

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

        Sherman: Sherman is principally engaged in purchasing and collecting for its own account delinquent consumer receivables, which are primarily unsecured, and in originating and servicing subprime credit card receivables. The borrowings used to finance these activities are included in Sherman’s balance sheet. Seeking opportunities as a result of the turmoil in the subprime mortgage market, during the second quarter of 2007 Sherman acquired various portfolios of performing subprime second mortgages for an approximate aggregate purchase price of $328 million. Over the years Sherman has periodically acquired portfolios of non-performing second mortgages as well as mortgage securities in which the collateral is second mortgages.

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

2007 Second Quarter Results

        Our results of operations in the second quarter of 2007 were principally affected by:

•	Losses incurred

Losses incurred for the second quarter of 2007 increased compared to the same period in 2006 primarily due to an increase in the default inventory, compared to a decrease in the default inventory in the second quarter of 2006, as well as a larger increase in the estimates regarding how much will be paid on claims (severity), when compared to the same period in 2006. The increase in estimated severity is primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as a decrease in our ability to mitigate losses through the sale of properties in some geographical areas due to slowing home price appreciation in such areas or declines in home values.

•	Premiums written and earned

Premiums written and earned during the second quarter of 2007 increased compared to the same period in 2006. The average insurance in force continues to increase, but has been somewhat offset by lower average premium yields due to a higher proportion of insurance in force written through the flow channel compared to the same period a year ago.

•	Underwriting and other expenses

Underwriting and other expenses for the second quarter of 2007 increased when compared to the same period in 2006. The increase was primarily due to international expansion.

•	Investment income

Investment income in the second quarter of 2007 was higher when compared to the same period 2006 due to an increase in the pre-tax yield as well as an increase in the average amortized cost of invested assets.

•	Income from joint ventures

Income from joint ventures decreased in the second quarter of 2007 compared to the same period in 2006 due to lower income from C-BASS. Our portion of C-BASS’s reported income in the second quarter of 2007 was $23.2 million, compared to $45.0 million in the second quarter of 2006.

RESULTS OF CONSOLIDATED OPERATIONS

        As discussed under “Forward Looking Statements and Risk Factors” below, actual results may differ materially from the results contemplated by forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. Therefore no reader of this document should rely on these statements being accurate as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

NIW

        The amount of our NIW (this term is defined under “Premiums written and earned” in the “Overview–Business and General Environment” section) during the three and six months ended June 30, 2007 and 2006 was as follows:

	Three months ended June 30,		Six months ended June 30,
	($ billions)
	2007	2006	2007	2006
NIW - Flow Channel	$17.3	$10.1	$27.7	$18.0
NIW - Bulk Channel	1.7	6.0	4.0	8.1

Total NIW	$19.0	$16.1	$31.7	$26.1

Refinance volume as a % of primary flow NIW	23%	22%	24%	25%

        The increase in NIW on a flow basis in the second quarter and first six months of 2007, compared to the same periods in 2006, was primarily due to renewed interest among customers in credit quality protection, which we believe was affected by slowing property appreciation and declines in property values, along with changes in interest rates, and mortgage insurance tax deductibility. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below.

        As we have disclosed for some time in our Risk Factors (which are an integral part of this Management’s Discussion and Analysis), in recent years, the percentage of our volume written on a flow basis that includes segments we view as having a higher probability of claim has continued to increase. In particular, the percentage of our flow NIW with LTV ratios greater than 95% continues to grow. For the six months ended June 30, 2007 43% of our flow NIW had LTV ratios greater than 95%, compared to 30% for the same period in 2006.

        In early August 2007, several mortgage companies that collectively represented 6.4% of our NIW written through the flow channel during the first half of 2007 announced that they are ceasing operations or curtailing the scope of their operations.

        In June 2007 we wrote our first insurance policies in Australia and we anticipate writing policies in Canada by the first quarter of 2008, although the results of these international operations are not expected to be material to us for some time.

Cancellations and insurance in force

        NIW and cancellations of primary insurance in force during the three and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	($ billions)
NIW	$19.0	$16.1	$31.7	$26.1
Cancellations	(11.2)	(13.2)	(22.1)	(26.3)

Change in primary insurance in force	$7.8	$2.9	$9.6	$(0.2)

        Direct primary insurance in force was $186.1 billion at June 30, 2007 compared to $176.5 billion at December 31, 2006 and $169.8 billion at June 30, 2006.

        In the second quarter of 2007 insurance in force increased $7.8 billion. This was the fifth consecutive quarter of growth in the in force book. The $7.8 billion increase in the second quarter of 2007 was our second largest quarter of growth in the past ten years.

        Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Our persistency rate (percentage of insurance remaining in force from one year prior) was 72.0% at June 30, 2007, an increase from 69.6% at December 31, 2006 and 64.1% at June 30, 2006. These persistency rate improvements and the related decline in cancellations reflect the general upward trend in mortgage interest rates and declining rate of home price appreciation over these periods. We continue to expect modest improvement in the persistency rate for the remainder of 2007, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late July 2007.

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

        NIW for bulk transactions was $1.7 billion in the second quarter of 2007 compared to $6.0 billion in the second quarter of 2006. The decrease in bulk writings was primarily due to a decrease in subprime originations and securitizations, as well as an increase in our view of the risk relative to the market. We price our bulk business to generate acceptable returns; there can be no assurance, however, that the assumptions underlying the premium rates will achieve this objective.

Pool insurance

        In addition to providing primary insurance coverage, we also insure pools of mortgage loans. New pool risk written during the three months ended June 30, 2007 and 2006 was $45 million and $89 million, respectively. Our direct pool risk in force was $3.0 billion, $3.1 billion and $3.1 billion at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and those without such limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. Under this model, at June 30, 2007, December 31, 2006 and June 30, 2006, for $4.3 billion, $4.4 billion and $4.7 billion, respectively, of risk without such limits, risk in force is calculated at $474 million, $473 million and $471 million, respectively. For the three months ended June 30, 2007 and 2006 for $7 million and $11 million, respectively, of risk without contractual aggregate loss limits, new risk written under this model was $0.4 million and $0.9 million, respectively.

        New pool risk written during the six months ended June 30, 2007 and 2006 was $87 million and $157 million, respectively. Under the model described above, for the six months ended June 30, 2007 and 2006 for $15 million and $30 million, respectively, of risk without contractual aggregate loss limits, new risk written during those periods was calculated at $0.7 million and $2 million, respectively.

Net premiums written and earned

        Net premiums written and earned during the second quarter and first six months of 2007 increased when compared to the same period in 2006. The average insurance in force continues to increase, but has been somewhat offset by lower average premium yields due to a higher proportion of insurance in force written through the flow channel compared to the same period a year ago. Assuming no significant decline in interest rates from their level at the end of July 2007, we expect the average insurance in force during the remainder of 2007 to continue to be higher than in 2006 based on our expectation that private mortgage insurance will be used on a greater percentage of mortgage originations in 2007.

Risk sharing arrangements

        For the quarter ended March 31, 2007, approximately 45.6% of our new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders or risk sharing arrangements with the GSEs compared to 47.4% for the quarter ended June 30, 2006. The decrease in NIW subject to risk sharing arrangements is primarily due to one of the GSEs terminating its secondary market coverage product on a run-off basis effective in January 2007. The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the most recently ended quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.

Investment income

        Investment income for the second quarter and first six months of 2007 increased when compared to the same periods in 2006 due to an increase in the average investment yield, as well as an increase in the average amortized cost of invested assets. The portfolio’s average pre-tax investment yield was 4.59% at June 30, 2007 and 4.45% at June 30, 2006. The portfolio’s average after-tax investment yield was 4.13% at June 30, 2007 and 3.96% at June 30, 2006.

Other revenue

        Other revenue for the second quarter and first six months of 2007 decreased when compared to the same periods in 2006. The decrease in other revenue is primarily the result of a decrease in revenue from contract underwriting.

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

        Losses incurred for the second quarter and first six months of 2007 increased compared to the same periods in 2006 primarily due to increases in the default inventory, compared to decreases in the default inventory during the second quarter and first six months of 2006, as well as larger increases in the estimates regarding how much will be paid on claims (severity), when compared to the same periods in 2006. Historically the level of delinquencies has followed a seasonal pattern, with a reduction in delinquencies in the first part of the year, followed by an increase in the latter part of the year. In the second quarter of 2007 we experienced an increase in delinquencies, whereas traditionally we would have seen a flattening or decrease in the inventory.

        Our estimates are determined based upon historical experience. The increases in estimated severity are primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as a decrease in our ability to mitigate losses through the sale of properties in some geographical areas. We have experienced increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 3,000 as of December 31, 2006 to 4,150 as of June 30, 2007. The Florida delinquencies increased from 4,500 as of December 31, 2006 to 6,300 as of June 30, 2007. The average claim paid on California loans is twice as high as the average claim paid for the remainder of the country. We have also experienced an increase in delinquencies in Arizona and Massachusetts and those delinquencies also have above average loan balances.

        In addition, our expectation entering the second quarter of 2007 was that claim rates in the Midwest had stabilized, however, the recent claim rates we have experienced in Michigan have increased slightly, most likely resulting from rising unemployment, declining home sales and falling home prices.

        We anticipate that losses incurred during the remainder of 2007 will exceed net paid claims during this period and exceed the corresponding 2006 level of losses incurred.

        Information about the composition of the primary insurance default inventory at June 30, 2007, December 31, 2006 and June 30, 2006 appears in the table below.

	June 30, 2007	December 31, 2006	June 30, 2006
Total loans delinquent	80,588	78,628	73,354
Percentage of loans delinquent (default rate)	6.11%	6.13%	5.77%
Prime loans delinquent*	36,712	36,727	34,268
Percentage of prime loans delinquent (default rate)	3.58%	3.71%	3.49%
A-minus loans delinquent*	17,943	18,182	17,575
Percentage of A-minus loans delinquent (default rate)	16.18%	16.81%	15.96%
Subprime credit loans delinquent*	11,679	12,227	12,001
Percentage of subprime credit loans delinquent (default rate)	28.03%	26.79%	24.38%
Reduced documentation loans delinquent	14,254	11,492	9,510
Percentage of reduced doc loans delinquent (default rate)	10.17%	8.19%	7.35%

*Prime loans have FICO credit scores of 620 or greater, as reported to us at the time a commitment to insure is issued. A-minus loans have FICO credit scores of 575-619, and subprime credit loans have FICO credit scores of less than 575. Most A-minus and subprime credit loans are written through the bulk channel.

        The average primary claim paid for the second quarter of 2007 was $33,229 compared to $27,153 for the second quarter of 2006. The average primary claim paid for the six months ended June 30, 2007 was $32,068 compared to $27,016 for the same period in 2006. We expect increases in the average primary claim paid throughout 2007 and beyond. These increases are expected to be driven by our higher average insured loan sizes as well as decreases in our ability to mitigate losses through the sale of properties in some geographical regions, as certain housing markets, like California and Florida, become less favorable. The average loan size on our bulk business has grown from $147,000 in 2003 to $236,000 in 2006 and the flow average loan size has increased from $144,000 in 2003 to $161,000 in 2006.

        The pool notice inventory increased slightly from 20,458 at December 31, 2006 to 20,781 at June 30, 2007; the pool notice inventory was 19,630 at June 30, 2006.

        Information about net losses paid during the three and six months ended June 30, 2007 and 2006 appears in the table below.

Net paid claims ($ millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Prime (FICO 620 & >)	$75	$67	$142	$124
A-Minus (FICO 575-619)	36	32	70	60
Subprime (FICO < 575)	23	18	42	31
Reduced doc (All FICOs)	32	20	58	37
Other	22	25	42	45

	$188	$162	$354	$297

        We anticipate that net paid claims in the remainder of 2007 will exceed their corresponding 2006 level.

        As of June 30, 2007, 75% of our primary insurance in force was written subsequent to December 31, 2003. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.

Underwriting and other expenses

        Underwriting and other expenses for the second quarter and first six months of 2007 increased when compared to the same periods in 2006 primarily due to international expansion.

Consolidated ratios

        The table below presents our consolidated loss, expense and combined ratios for the three and six months ended June 30, 2007 and 2006.

Consolidated Insurance Operations:	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss ratio	76.7%	49.7%	68.9%	44.0%
Expense ratio	16.7%	16.7%	17.3%	17.1%

Combined ratio	93.4%	66.4%	86.2%	61.1%

        The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio in the second quarter and first six months of 2007, compared to the same periods in 2006, is due to an increase in losses incurred, offset by an increase in premiums earned. The expense ratio (expressed as a percentage) is the ratio of underwriting expenses to net premiums written. The increase in the expense ratio in the first six months of 2007, compared to the same period in 2006, is due to an increase in our expenses, offset by an increase in premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Income taxes

        The effective tax rate was 10.2% in the second quarter of 2007, compared to 25.2% in the second quarter of 2006. During those periods, the effective tax rate was below the statutory rate of 35%, reflecting the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. Changes in the effective tax rate principally result from a higher or lower percentage of total income before tax being generated from tax-preferenced investments. The lower effective tax rate in the second quarter of 2007 resulted from a higher percentage of total income before tax being generated from tax-preferenced investments, which resulted from lower levels of underwriting income.

        The effective tax rate was 18.9% in the first six months of 2007, compared to 26.2% for the first six months of 2006. The lower effective tax rate in the second quarter of 2007 resulted from a higher percentage of total income before tax being generated from tax-preferenced investments, which resulted from lower levels of underwriting income.

Joint ventures

        Our equity in the earnings from the C-BASS and Sherman joint ventures with Radian and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. The decrease in income from joint ventures for the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 is primarily the result of decreased equity earnings from C-BASS. Our portion of C-BASS’s reported income in the second quarter of 2007 was $23.2 million, compared to $45.0 million in the second quarter of 2006. For the first six months of 2007 our portion of C-BASS’s income was $16.5 million, compared to $75.1 million for the first six months of 2006. These decreases were primarily due to a write down in their securities portfolio due to spread widening and an increase in loss assumptions, securitization losses, negative mark-to-market adjustments on their whole loan portfolio and write-offs of claims against certain counterparties whose creditworthiness became impaired. As noted in the section titled “C-BASS Impairment” above, our results of operations for the third quarter of 2007 will include a charge associated with the impairment of our interests in C-BASS.

C-BASS

             Fieldstone: On July 17, 2007 C-BASS completed its acquisition of Fieldstone Investment Corporation (“Fieldstone”) under an agreement entered into during the first quarter of 2007. Under the terms of the acquisition, C-BASS acquired all of the outstanding common stock of Fieldstone for approximately $188 million. At March 31, 2007, Fieldstone owned and managed a portfolio of over $4.9 billion of non-conforming mortgage loans originated primarily by a Fieldstone subsidiary. These mortgage loans are financed through securitizations that are structured as debt with the result that both the mortgage loans and the related debt appear on Fieldstone’s balance sheet. The closing of the acquisition does not change this balance sheet treatment. At March 31, 2007, according to information filed by Fieldstone with the Securities and Exchange Commission, Fieldstone’s assets were $5.8 billion; its liabilities were $5.5 billion; and its shareholder’s equity was $0.3 billion. As of the closing date, Fieldstone’s assets and liabilities will be adjusted to reflect the fair value under purchase accounting, as required by generally accepted accounting principles. C-BASS’s liquidity problems have resulted in the decision to close Fieldstone’s wholesale operations, which were the bulk of Fieldstone’s operations.

        Subprime Market: Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As noted in the section titled “C-BASS Impairment” above, we have concluded that our interests in C-BASS are materially impaired.

Results of Operations and Financial Condition

        Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below. C-BASS is not consolidated with us for financial reporting purposes and is not controlled by us. It has independent auditors who report on its annual consolidated financial statements. C-BASS’s internal controls over its financial reporting are not part of our internal controls over our financial reporting. However, our internal controls over our financial reporting include processes to assess the effectiveness of our financial reporting as it pertains to C-BASS. We believe those processes are effective in the context of our overall internal controls.

C-BASS Summary Balance Sheet: (June 30, 2007 - unaudited December 31, 2006 - audited)	June 30, 2007	December 31, 2006
	($ millions)
Assets:
Whole loans	$2,796	$4,596
Securities	2,179	2,422
Servicing	780	656
Other	865	1,127

Total Assets	$6,620	$8,801

Total Liabilities	$5,648	$7,875
Debt (1)	$4,539	$6,140
Owners’ Equity	$972	$926

(1) Most of which is scheduled to mature within one year or less.

        Included in whole loans and total liabilities at June 30, 2007 and December 31, 2006 were approximately $437 million and $741 million, respectively, of assets and $415 million and $720 million, respectively, of liabilities from third party securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above.

C-BASS Summary Income Statement: (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Portfolio	$42.5	$106.4	$24.2	$184.1
Net servicing	54.8	58.1	106.9	103.0
Money management and other	3.5	9.4	9.0	16.1

Total revenue	100.8	173.9	140.1	303.2
Total expense	50.7	76.5	104.7	140.4

Income before tax	$50.1	$97.4	$35.4	$162.8

Company’s share of pre-tax income	$23.2	$45.0	$16.5	$75.1

        See “Overview—Business and General Environment—Income from Joint Ventures—C-BASS” for a description of the components of the revenue lines.

        The decrease in pre-tax income in the second quarter and first six months of 2007, compared to the same periods in 2006, was primarily due to a write down in their securities portfolio due to spread widening and an increase in loss assumptions, securitization losses, negative mark-to-market adjustments on their whole loan portfolio and write-offs of claims against certain counterparties whose creditworthiness became impaired. These losses were offset by an operating profit, loan servicing, interest income on portfolios and reduced compensation expenses.

        Our investment in C-BASS on an equity basis at June 30, 2007 was $466.0 million. There were no distributions from C-BASS since November 2006, when C-BASS determined to retain capital in connection with the transaction that ultimately became the Fieldstone acquisition. See Note 9. to our consolidated financial statements and “C-BASS Impairment” discussions above for additional information.

Sherman

        Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.

Sherman Summary Balance Sheet: (June 30, 2007 - unaudited December 31, 2006 - audited)	June 30, 2007	December 31, 2006
	($ millions)
Total Assets	$1,778	$1,204
Total Liabilities	$1,469	$923
Debt	$1,206	$761
Members’ Equity	$309	$281

Sherman Summary Income Statement: (unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Revenues from receivable portfolios	$278.7	$265.1	$559.2	$547.5
Portfolio amortization	140.4	103.6	262.6	204.8

Revenues, net of amortization	138.3	161.5	296.6	342.7
Credit card interest income and fees	142.6	88.6	261.1	160.9
Other revenue	22.3	19.1	31.1	26.7

Total revenues	303.2	269.2	588.8	530.3
Total expenses	231.4	190.6	435.9	369.8

Income before tax	$71.8	$78.6	$152.9	$160.5

Company’s share of pre-tax income	$24.6	$27.2	$52.4	$55.5

        Sherman’s increased revenues in the second quarter and first six months of 2007, compared to the same periods in 2006, was primarily due to increased credit card income and fees generated by Credit One Bank (“Credit One”). The increase in expenses from the second quarter and first six months of 2006 to the second quarter and first six months of 2007 was also related to Credit One.

        Our investment in Sherman on an equity basis at June 30, 2007 was $164.6 million. We received $51.5 million of distributions from Sherman during the first half of 2007 and received $103.7 million of distributions from Sherman in 2006. Management of Sherman has advised us that it believes in the current environment it would be prudent to maintain a higher level of cash resources than Sherman has maintained in the past, with the result that the amount of distributions from Sherman are expected to decrease.

        The “Company’s share of pre-tax income” line item in the table above includes $4.8 million and $10.3 million of additional amortization expense for the second quarter and first six months of 2007, respectively, above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value. Due to the additional interest purchased in 2006, the Company holds a greater equity interest in Sherman during the first half of 2007, compared to the first half of 2006.

Financial Condition

        In March 2007 we repaid the $200 million, 6% Senior Notes that came due with funds raised from the September 2006 public debt offering. At June 30, 2007 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. At June 30, 2006 we had $300 million, 5.375% Senior Notes due in November 2015 and $200 million, 6% Senior Notes due in March 2007. At June 30, 2007, December 31, 2006 and June 30, 2006, the market value of the outstanding debt (which also includes commercial paper) was $633.4 million, $783.2 million and $615.6 million, respectively.

        See “C-BASS Impairment” and “Results of Operations–Joint ventures” above for information about the financial condition of C-BASS and Sherman.

        As of June 30, 2007, 86% of our investment portfolio was invested in tax-preferenced securities. In addition, at June 30, 2007, based on book value, approximately 95% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

        At June 30, 2007, our derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2007, the effective duration of our fixed income investment portfolio was 5.0 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.0% change in the market value of our fixed income portfolio.

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

        We have a $300 million commercial paper program, which is rated “A-1” by S&P and “P-1” by Moody’s. At June 30, 2007, December 31, 2006 and June 30, 2006, we had $149.5 million, $84.1 million and $133.5 million in commercial paper outstanding with a weighted average interest rate of 5.37%, 5.35% and 5.30%, respectively.

        We have a $300 million, five year revolving credit facility expiring in 2010 which had been used as a liquidity back up facility for the outstanding commercial paper. Under the terms of the credit facility, we must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At June 30, 2007, these requirements were met. The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $150.5 million, $215.9 million and $166.5 million at June 30, 2007, December 31, 2006 and June 30, 2006, respectively. On August 7, 2007 we drew $300 million on the revolving credit facility discussed above. These funds, in part, will be utilized to repay the outstanding commercial paper, which approximated $177 million at the time of the credit facility draw. The remaining funds will be utilized for general corporate purposes. We drew the portion of the revolving credit facility equal to our outstanding commercial paper because we believed that in the current environment funding with a long-term maturity was superior to funding that required frequent renewal on a short-term basis. We drew the remainder of the credit facility to provide us with greater financial flexibility at the holding company level.

        During 2006, an outstanding interest rate swap contract was terminated. This swap was placed into service to coincide with our committed credit facility, used as a backup for the commercial paper program. Under the terms of the swap contract, we paid a fixed rate of 5.07% and received a variable interest rate based on LIBOR. The swap had an expiration date coinciding with the maturity of our credit facility and was designated as a cash flow hedge. At June 30, 2007 we had no interest rate swaps outstanding.

        (Income) expense on interest rate swaps for the six months ended June 30, 2006 of approximately ($0.1) million was included in interest expense. Gains or losses arising from the amendment or termination of interest rate swaps are deferred and amortized to interest expense over the life of the hedged items.

        The commercial paper, back-up credit facility and the Senior Notes are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. Through July 2007, MGIC paid dividends of $110 million. As a result of the amount of dividends paid in the last 12 months, MGIC cannot currently pay any dividends without regulatory approval. In early August 2007 MGIC received regulatory approval to pay a quarterly dividend of $55 million in the third quarter of 2007. For additional information about our financial condition, results of operations and cash flows on a parent company basis, and MGIC, on a consolidated basis, see Note 8 to our consolidated financial statements in Item 1.

        Effective January 1, 2007, we adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the adoption we recognized a decrease of $85.5 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of June 30, 2007 is $85.0 million. Included in that total are $73.9 million in benefits that would affect the effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have $20.5 million for the payment of interest accrued as of June 30, 2007.

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

        On June 1, 2007, as a result of an examination by the Internal Revenue Service (“IRS”) for taxable years 2000 through 2004, we received a Revenue Agent Report (“RAR”). The adjustments reported on the RAR substantially increase taxable income for those tax years and resulted in the issuance of an assessment for unpaid taxes totaling $189.5 million in taxes and accuracy related penalties, plus applicable interest. We have agreed with the IRS on certain issues and paid $10.5 million in additional taxes and interest. The remaining unagreed issue relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, that we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and has appealed these adjustments. The appeals process may take some time and a final resolution may not be reached until a date many months or years into the future. On July 2, 2007, we made a payment on account of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest.

        During the first quarter of 2007, we did not repurchase any shares of Common Stock under publicly announced programs due to our pending merger with Radian. During the second quarter of 2007, we repurchased 1.1 million shares of Common Stock under publicly announced programs at a cost of $67.6 million. At June 30, 2007, we had Board approval to purchase an additional 3.6 million shares under these programs.

        In connection with the merger, we agreed not to purchase Radian stock prior to July 13, 2007 without approval from Radian. Radian’s board has authorized certain of its officers to allow us to purchase Radian shares, but only in an amount not to exceed two million shares in the aggregate, subject to certain conditions. In May 2007 Radian’s officers authorized us to begin purchasing shares of Radian stock. As of the filing date of this document we have not purchased any Radian shares.

        For additional information regarding stock repurchases, see Item 2(c) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through June 30, 2007, we repurchased 42.7 million shares under publicly announced programs at a cost of $2.4 billion. Funds for the shares repurchased by us since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

        Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2007, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $56.2 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through June 30, 2007, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate over the last several years may have mitigated the effect of some of these costs. There can be no assurance that contract underwriting remedies will not be material in the future.

        Our consolidated risk-to-capital ratio was 7.7:1 at June 30, 2007 and 7.5:1 at December 31, 2006.

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

        Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007 and in Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At June 30, 2007, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet investment grade credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2007, the effective duration of our fixed income investment portfolio was 5.0 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 5.0% change in the market value of our fixed income investment portfolio.

        Our borrowings under our commercial paper program are subject to interest rates that are variable. See the fourth and fifth paragraphs under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for a discussion of our interest rate swaps.

ITEM 4.    CONTROLS AND PROCEDURES

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 A.    Risk Factors

        With the possible exception of the changes set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007. The risk factors in the 10-K, as supplemented by the 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Our proposed merger with Radian could adversely affect us.

On February 6, 2007, we entered into a definitive agreement under which Radian Group, one of our mortgage insurance competitors, would merge into us. Completion of the merger is subject to various conditions, including insurance department regulatory approvals and the absence of circumstances that would have a material adverse effect on Radian. On August 7, 2007 we advised the New York Insurance Department that our management had made a preliminary assessment that a material adverse effect on Radian had occurred as a result of the impairment of Radian’s C-BASS investment. Radian disagrees with our management’s assessment.

We are subject to additional risks such as the following with respect to the merger:

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

C-BASS: Until liquidity problems during the third quarter of 2007 forced it to materially curtail its operations, Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) was principally engaged in the business of investing in the credit risk of credit sensitive single-family residential mortgages. The discussion of C-BASS in the remainder of this Risk Factor generally addresses C-BASS’s historical activities as conducted through the end of the second quarter of 2007. The scope of C-BASS’s future operations and any value that we may realize from our investment in C-BASS will be determined by C-BASS’s success in recapitalizing, either through consensual agreements with its creditors or under the Bankruptcy Code.

C-BASS is particularly exposed to funding risk and to credit risk through ownership of the higher risk classes of mortgage backed securities from its own securitizations and those of other issuers. In addition, C-BASS’s results are sensitive to its ability to purchase mortgage loans and securities on terms that it projects will meet its return targets. C-BASS’s mortgage purchases in recent years have primarily been of subprime mortgages, which bear a higher risk of default. The 2006 vintage of subprime mortgages has performed worse than recent prior vintages at a comparable period of seasoning. Credit losses are affected by housing prices. A higher house price at default than at loan origination generally mitigates credit losses while a lower house price at default generally increases losses. Over the last several years, in certain regions home prices have experienced rates of increase greater than historical norms and greater than growth in median incomes. During the period 2003 to the fourth quarter of 2006, according to the Office of Federal Housing Oversight, home prices nationally increased 37%. Since the fourth quarter of 2006, according to published reports, home prices have declined in certain areas and have experienced lower rates of appreciation in others.

With respect to liquidity, the substantial majority of C-BASS’s on-balance sheet financing for its mortgage and securities portfolio is dependent on the value of the collateral that secures this debt. C-BASS maintains substantial liquidity to cover margin calls in the event of substantial declines in the value of its mortgages and securities. While C-BASS’s policies governing the management of capital at risk and liquidity were intended to provide sufficient liquidity to cover an instantaneous and substantial decline in value, such policies were not sufficient to provide the liquidity C-BASS required as a result of the unprecedented dislocations in the subprime market that occurred beginning in approximately mid-July 2007. C-BASS is currently unable to meet its obligations to lenders who have required additional margin and as a result is in default with respect to its debt obligations. Many of C-BASS’s competitors are larger and have a lower cost of capital.

At the end of each financial statement period, the carrying values of C-BASS’s mortgage securities are adjusted to fair value as estimated by C-BASS’s management. Increases in credit spreads between periods will generally result in declines in fair value that are reflected in C-BASS’s results of operations as unrealized losses. Increases in spreads can also result in unrealized losses in C-BASS’s whole loans, which are carried at the lower of cost or fair value as estimated by C-BASS’s management.

The interest expense on C-BASS’s borrowings is primarily tied to short-term rates such as LIBOR. In a period of rising interest rates, the interest expense could increase in different amounts and at different rates and times than the interest that C-BASS earns on the related assets, which could negatively impact C-BASS’s earnings.

Sherman: Sherman Financial Group LLC (“Sherman”) is engaged in the business of purchasing and servicing delinquent consumer assets, and in originating and servicing subprime credit card receivables. Among other factors. Sherman’s results are sensitive to its ability to purchase receivable portfolios on terms that it projects will meet its return targets. While the volume of charged-off consumer receivables and the portion of these receivables that have been sold to third parties such as Sherman has grown in recent years, there is an increasing amount of competition to purchase such portfolios, including from new entrants to the industry, which has resulted in increases in the prices at which portfolios can be purchased.

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES & USE OF PROCEEDS

(c)	Repurchase of common stock:

Information about shares of Common Stock repurchased during the second quarter of 2007 appears in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (A)
April 1, 2007 through
April 30, 2007	--	--	--	4,703,582

May 1, 2007
through May 31, 2007	--	--	--	4,703,582

June 1, 2007
through June 30, 2007	1,115,097	$ 60.67	1,115,097	3,588,485

Total	1,115,097	$ 60.67	1,115,097	3,588,485

(A)	On January 26, 2006 the Company announced that its Board of Directors authorized the repurchase of up to ten million shares of our Common Stock in the open market or in private transactions.

        In connection with the merger, we agreed not to purchase Radian stock prior to July 13, 2007 without approval from Radian. Radian’s board has authorized certain of its officers to allow us to purchase Radian shares, but only in an amount not to exceed two million shares in the aggregate, subject to certain conditions. In May 2007 Radian’s officers authorized us to begin purchasing shares of Radian stock. As of the filing date of this document we have not purchased any Radian shares.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the Company was held on May 10, 2007.

(b)	Not applicable.

(c)	Matters voted upon at the Annual Meeting and the number of shares voted for, against, abstaining from voting and broker non-votes were as follows. Except as noted below, there were no broker non-votes on any matter.

(1)	Adopt the Agreement and Plan of Merger, by and between MGIC Investment Corporation and Radian Group, Inc., dated February 6, 2007.

For:	70,923,612
Against:	45,280
Abstaining from Voting:	444,687
Broker non-votes:	6,160,674

(2)	Election of three Directors for a term expiring in 2010.

	FOR	WITHHELD
James A. Abbott	71,033,845	6,540,408
Thomas M. Hagerty	71,930,970	5,643,283
Michael E. Lehman	71,987,612	5,586,641

(3)	Ratification of the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2007.

For:	77,072,392
Against:	75,417
Abstaining from Voting:	426,444

(4)	Adjourn the Annual Meeting if necessary to permit further solicitation in the event there are not sufficient votes at the time of the Annual Meeting to approve the Agreement and Plan of Merger referred to in Item 1.

For:	73,250,668
Against:	3,887,732
Abstaining from Voting:	435,853

ITEM 6.    EXHIBITS

        The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2007.

MGIC INVESTMENT CORPORATION
\s\ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer
\s\ Joseph J. Komanecki
Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

10.7	Supplemental Executive Retirement Plan

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2007 and through updating of various statistical and other information