Form 10-Q
period 2007-09-30
MGIC INVESTMENT CORP
filed 2007-11-21
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission file number 1-10816

MGIC INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
250 E. KILBOURN AVENUE	53202
MILWAUKEE, WISCONSIN	(Zip Code)
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

Large accelerated filer [X]            Accelerated filer [      ]            Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [   ]            NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/31/07	81,793,299

MGIC INVESTMENT CORPORATION
TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of
	September 30, 2007 (Unaudited) and December 31, 2006	3
	Consolidated Statements of Operations for the Three and Nine Month
	Periods Ended September 30, 2007 and 2006 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months
	Ended September 30, 2007 and 2006 (Unaudited)	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sale of Equity Securities & Use of Proceeds	51
Item 6.	Exhibits	51
SIGNATURES		52
INDEX TO EXHIBITS

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2007 (Unaudited) and December 31, 2006

	September 30, 2007	December 31, 2006
ASSETS	(In thousands of dollars)
Investment portfolio:
Securities, available-for-sale, at market value:
Fixed maturities (amortized cost, 2007-$5,335,336; 2006-$5,121,074)	$5,407,021	$5,249,854
Equity securities (cost, 2007-$2,661; 2006-$2,594)	2,614	2,568

Total investment portfolio	5,409,635	5,252,422
Cash and cash equivalents	417,802	293,738
Accrued investment income	68,056	64,646
Reinsurance recoverable on loss reserves	16,204	13,417
Prepaid reinsurance premiums	8,556	9,620
Premiums receivable	102,868	88,071
Home office and equipment, net	34,380	32,603
Deferred insurance policy acquisition costs	11,775	12,769
Investments in joint ventures	145,696	655,884
Note receivable from joint venture	50,000	--
Income taxes recoverable	361,051	--
Other assets	212,366	198,501

Total assets	$6,838,389	$6,621,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$1,561,611	$1,125,715
Unearned premiums	227,660	189,661
Short- and long-term debt (note 2)	803,191	781,277
Income taxes payable	--	34,480
Other liabilities	213,639	194,661

Total liabilities	2,806,101	2,325,794

Contingencies (note 3)
Shareholders’ equity:
Common stock, $1 par value, shares authorized
300,000,000; shares issued, 9/30/07 - 123,067,426
12/31/06 - 123,028,976;
shares outstanding, 9/30/07 - 81,793,299
12/31/06 - 82,799,919	123,067	123,029
Paid-in capital	312,571	310,394
Treasury stock (shares at cost, 9/30/07 - 41,274,127
12/31/06 - 40,229,057)	(2,266,361)	(2,201,966)
Accumulated other comprehensive income, net of tax (note 5)	44,291	65,789
Retained earnings (note 8)	5,818,720	5,998,631

Total shareholders’ equity	4,032,288	4,295,877

Total liabilities and shareholders’ equity	$6,838,389	$6,621,671

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Month Periods Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$384,281	$340,268	$1,084,647	$1,014,751
Assumed	947	597	2,388	1,441
Ceded	(44,984)	(34,995)	(121,769)	(104,570)

Net premiums written	340,244	305,870	965,266	911,622
Increase in unearned premiums, net	(19,278)	(9,663)	(38,828)	(21,245)

Net premiums earned	320,966	296,207	926,438	890,377
Investment income, net of expenses	64,777	61,486	189,674	178,830
Realized investment gains (losses), net	164,995	185	152,156	(1,566)
Other revenue	4,702	11,519	25,853	34,292

Total revenues	555,440	369,397	1,294,121	1,101,933

Losses and expenses:
Losses incurred, net	602,274	164,997	1,019,258	426,349
Underwriting and other expenses, net	86,325	70,704	236,727	216,461
Interest expense	10,926	9,849	30,479	28,007

Total losses and expenses	699,525	245,550	1,286,464	670,817

(Loss) income before tax and joint ventures	(144,085)	123,847	7,657	431,116
Provision for income tax	(62,235)	29,731	(33,619)	110,376
(Loss) income from joint ventures, net of tax	(290,619)	35,862	(244,667)	122,530

Net (loss) income	$(372,469)	$129,978	$(203,391)	$443,270

(Loss) earnings per share (note 4):
Basic	$(4.61)	$1.56	$(2.50)	$5.21

Diluted	$(4.61)	$1.55	$(2.50)	$5.17

Weighted average common shares
outstanding - diluted (shares in
thousands, note 4)	80,786	83,766	81,480	85,762

Dividends per share	$0.2500	$0.2500	$0.7500	$0.7500

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands of dollars)
Cash flows from operating activities:
Net (loss) income	$(203,391)	$443,270
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Amortization of capitalized deferred insurance policy
acquisition costs	8,556	10,523
Deferred insurance policy acquistion costs	(7,562)	(5,979)
Depreciation and amortization	20,801	17,219
(Increase) decrease in accrued investment income	(3,410)	2,117
(Increase) decrease in reinsurance recoverable on loss reserves	(2,787)	1,261
Decrease (increase) in prepaid reinsurance premiums	1,064	(424)
(Increase) decrease in premium receivable	(14,797)	7,746
Increase (decrease) in loss reserves	435,896	(28,882)
Increase in unearned premiums	37,999	21,667
Decrease in income taxes payable	(309,971)	(24,181)
Equity losses (earnings) from joint ventures	384,158	(180,393)
Distributions from joint ventures	51,512	138,874
Realized (gain)/loss	(152,156)	1,566
Other	8,212	(10,198)

Net cash provided by operating activities	254,124	394,186

Cash flows from investing activities:
Purchase of equity securities	(67)	(212)
Purchase of fixed maturities	(1,934,503)	(1,476,014)
Additional investment in joint ventures	(4,098)	(68,552)
Sale of investment in joint ventures	240,800	--
Note receivable from joint ventures	(50,000)	--
Proceeds from sale of fixed maturities	1,452,200	1,291,036
Proceeds from maturity of fixed maturities	261,162	229,113
Other	20,713	15,183

Net cash provided (used in) by investing activities	(13,793)	(9,446)

Cash flows from financing activities:
Dividends paid to shareholders	(62,041)	(64,741)
Proceeds from note payable	300,000	--
Repayment of long-term debt	(200,000)	--
Proceeds from issuance of long-term debt	--	199,958
Net repayment of short-term debt	(82,110)	(108,841)
Reissuance of treasury stock	1,484	3,856
Repurchase of common stock	(75,659)	(373,049)
Common stock issued	2,098	15,912
Excess tax benefits from share-based payment arrangements	(39)	4,323

Net cash used in financing activities	(116,267)	(322,582)

Net increase in cash and cash equivalents	124,064	62,158
Cash and cash equivalents at beginning of period	293,738	195,256

Cash and cash equivalents at end of period	$417,802	$257,414

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

In the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly present the Company’s financial position and results of operations for the periods indicated. The results of operations for the nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.

Business Combination

In February 2007 the Company agreed to merge with Radian Group Inc. (“Radian”). On September 5, 2007 the Company and Radian jointly announced that they had entered into an agreement that effectively terminated their pending merger due to current market conditions which made combining the companies significantly more challenging. Except to reimburse certain third party expenses, neither party made payment to the other in connection with the termination.

Securities Lending

Periodically, the Company participates in securities lending, primarily as an investment yield enhancement, through a program administered by the Company’s investment custodian. The program obtains collateral in an amount generally equal to 102% and 105% of the fair market value of domestic and foreign securities lent, respectively, and monitors the market value of the securities pledged as collateral on a daily basis and obtains additional collateral as necessary. The collateral received for securities loaned is included in the investment portfolio, and the offsetting obligation to return the collateral is reported as a liability, on the consolidated balance sheet. At September 30, 2007, the Company had no securities on loan under this program.

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

Note 2 — Short- and long-term debt

The Company has a $300 million commercial paper program, which is rated “A-1” by Standard and Poors (“S&P”) and “P-1” by Moody’s. At September 30, 2007 and December 31, 2006, the Company had $5.0 million and $84.1 million in commercial paper outstanding with a weighted average interest rate of 5.35% and 5.35%, respectively.

The Company has a $300 million, five year revolving credit facility, expiring in March 2010. Under the terms of the credit facility, the Company must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2007, these requirements were met. The facility had been used as a liquidity back up facility for the outstanding commercial paper. On August 7, 2007 the Company drew the entire $300 million on the revolving credit facility. These funds, in part, were utilized to repay the outstanding commercial paper, which approximated $177 million at the time of the credit facility draw. The Company drew the portion of the revolving credit facility equal to the outstanding commercial paper because the Company believed that funding with a long-term maturity was superior to funding that required frequent renewal on a short-term basis. The Company drew the remainder of the credit facility to provide the Company with greater financial flexibility at the holding company level. At September 30, 2007 the Company continued to have the entire $300 million outstanding under this facility.

At December 31, 2006, the remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $215.9 million.

At September 30, 2007 the Company had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, as well as $300 million outstanding under the credit facility. At December 31, 2006 the Company had $300 million, 5.375% Senior Notes due in November 2015, $200 million 5.625% Senior Notes due in September 2011 and $200 million, 6% Senior Notes due in March 2007. In March 2007 the Company repaid the $200 million, 6% Senior Notes that came due with funds raised from the September 2006 public debt offering. At September 30, 2007 and December 31, 2006, the market value of the outstanding debt (which also includes commercial paper) was $779.9 million and $783.2 million, respectively.

Interest payments on all long-term and short-term debt were $29.9 million and $27.3 million for the nine months ended September 30, 2007 and 2006, respectively.

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

In October 2007, the Division of Enforcement of the SEC requested that the Company voluntarily furnish documents and information primarily relating to Credit-Based Asset Servicing and Securitization, LLC (“C-BASS”), the now-terminated merger with Radian and subprime mortgage assets “in the Company’s various lines of business.” The Company is in the process of providing responsive documents and information to the SEC.

Under its contract underwriting agreements, the Company may be required to provide certain remedies to its customers if certain standards relating to the quality of the Company’s underwriting work are not met. The cost of remedies provided by the Company to customers for failing to meet these standards has not been material to the Company’s financial position or results of operations for the nine months ended September 30, 2007 and 2006.

See note 8 for a description of federal income tax contingencies.

Note 4 — Earnings per share

The Company’s basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, Earnings Per Share. The Company’s net income is the same for both basic and diluted EPS. Basic EPS is based on the weighted average number of common shares outstanding. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include stock awards and stock options. In accordance with SFAS 128, if the Company reports a net loss from continuing operations the diluted EPS should be computed in the same manner as the basic EPS. The following is a reconciliation of the weighted average number of shares; note that for the three and nine months ended September 30, 2007 the diluted weighted-average shares are equivalent to the basic weighted-average shares due to a net loss from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Weighted-average shares - Basic	80,786	83,238	81,480	85,161
Common stock equivalents	--	528	--	601

Weighted-average shares - Diluted	80,786	83,766	81,480	85,762

Note 5 — Comprehensive income

The Company’s total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands of dollars)
Net (loss) income	$(372,469)	$129,978	$(203,391)	$443,270
Other comprehensive income (loss)	33,216	72,140	(21,498)	7,900

Total comprehensive (loss) income	$(339,253)	$202,118	$(224,889)	$451,170

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains
and losses	$--	$--	$--	$777
Change in unrealized gains and losses
on investments	30,325	72,138	(29,253)	7,085
Other	2,891	2	7,755	38

Other comprehensive income (loss)	$33,216	$72,140	$(21,498)	$7,900

At September 30, 2007, accumulated other comprehensive income of $44.3 million included $54.4 million of net unrealized gains on investments, $8.3 million relating to a foreign currency translation adjustment, ($17.8) million relating to defined benefit plans and ($0.6) million relating to the accumulated other comprehensive loss of the Company’s joint venture investments, all net of tax. At December 31, 2006, accumulated other comprehensive income of $65.8 million included $83.7 million of net unrealized gains on investments, ($17.8) million relating to defined benefit plans and ($0.1) million relating to the accumulated other comprehensive loss of the Company’s joint venture investments.

Note 6 — Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2007	2006	2007	2006
	(In thousands of dollars)
Service cost	$2,527	$2,348	$753	$907
Interest cost	3,137	2,607	683	1,020
Expected return on plan assets	(4,479)	(3,724)	(844)	(649)
Recognized net actuarial loss (gain)	288	35	(52)	105
Amortization of transition obligation	--	--	70	71
Amortization of prior service cost	141	216	--	--

Net periodic benefit cost	$1,614	$1,482	$610	$1,454

	Nine Months Ended September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2007	2006	2007	2006
	(In thousands of dollars)
Service cost	$7,535	$7,044	$2,533	$2,721
Interest cost	9,169	7,820	2,907	3,058
Expected return on plan assets	(13,219)	(11,172)	(2,452)	(1,946)
Recognized net actuarial loss (gain)	414	106	--	316
Amortization of transition obligation	--	--	212	213
Amortization of prior service cost	423	648	--	--

Net periodic benefit cost	$4,322	$4,446	$3,200	$4,362

In early October 2007 the Company contributed approximately $8.0 million and $2.0 million, respectively, to its pension and postretirement plans. The Company anticipates additional contributions of $2.0 million and $1.3 million, respectively, in the fourth quarter of 2007. As of September 30, 2007, no contributions had been made in 2007.

Note 7 – Investments in joint ventures

C-BASS

C-BASS, a limited liability company, is an unconsolidated, less than 50%-owned investment of the Company that is not controlled by the Company. The interests in C-BASS are owned by the Company and Radian in equal amounts, with the remaining interests owned by the management of C-BASS. Historically, C-BASS has been principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As a result of margin calls from lenders that C-BASS has not been able to meet, C-BASS’s purchases of mortgages and mortgage securities and its securitization activities ceased. The Company’s investment in C-BASS (which is included in “Investments in Joint Ventures” on the consolidated balance sheet) consisted of approximately $466 million of equity as of June 30, 2007.

On July 30, 2007, the Company announced that it had concluded that the value of its investment in C-BASS had been materially impaired. Beginning in early August and continuing through November 13, 2007, C-BASS and the holders of its debt have been parties to a series of agreements under which, among other things, these creditors agreed to forbear exercising their remedies resulting from defaults in their debt. These agreements were intended to give the parties time to determine whether a consensual, non-bankruptcy restructuring of C-BASS could be achieved.

In connection with the determination of the Company’s results of operations for the quarter ended September 30, 2007, the Company determined that its investment in C-BASS would be written down through an impairment charge of $466 million (the Company’s entire equity investment). This impairment charge is reflected in the Company’s results of operations for the third quarter.

The Company measured the value of its investment based upon the potential market for its equity interest in C-BASS and expected future cash flows of C-BASS. The expected future cash flows were determined through the Company’s analysis of different scenarios, including a consensual, non-bankruptcy restructuring, which, in fact occurred on November 16, 2007 through an override agreement with C-BASS’s creditors. The override agreement provides that C-BASS’s assets are to be paid out over time to its secured and unsecured creditors. There are certain agreements and covenants contained in the override agreement and to the extent C-BASS were to breach one of those agreements or covenants, C-BASS may have to seek bankruptcy protection. The information in the scenarios was provided by C-BASS. The Company believes there is a high degree of uncertainty surrounding the amounts and timing of the cash flows in the scenarios and its analysis of them involved significant management judgment based upon currently available facts and circumstances, which are subject to change. The market analysis as well as the Company’s analysis of the cash flow projections reflected little or no value for the Company’s equity interest in C-BASS. Based on these analyses the Company’s entire equity interest in C-BASS was written down through an impairment charge under the guidance of APB 18.

In late July 2007 the Company lent C-BASS $50 million under a $50 million unsecured credit facility provided to C-BASS on July 17, 2007. This note receivable is shown separately on the Company’s consolidated balance sheet. If C-BASS were to incur additional losses in future periods, the Company may be required to reduce the value of the note in such periods under equity method accounting. Additionally, the Company used its analysis of the cash flow projection scenarios to arrive at its expectation that it will ultimately be paid full principal and stated interest on the $50 million note receivable from C-BASS and as such no impairment amount has been recorded per SFAS 114. This conclusion was based upon the ultimate cash flows the Company expects C-BASS to have in relation to the relative priority of the note receivable compared to other creditors and equity holders. The Company may conclude, at a future date, that the entire value of its $50 million note is impaired.

Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below.

C-BASS Summary Balance Sheet:
	September 30, 2007	December 31, 2006
	($ millions)

Total Assets	$8,539	$8,801
Total Liabilities	$8,551	$7,875
Debt	$3,042	$6,140
Owners’ Equity	$(12)	$926

Included in total assets and total liabilities at September 30, 2007 and December 31, 2006 were approximately $4.6 billion and $741 million, respectively, of assets and $4.4 billion and $720 million, respectively, of liabilities from securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above. The increases from December 31, 2006 are the result of the acquisition of Fieldstone Investment Corporation in July 2007 which necessitated the consolidation of various Fieldstone securitization trusts which did not qualify for off-balance sheet treatment.

C-BASS Summary Income Statement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ millions)
Portfolio	$(888.9)	$73.3	$(867.8)	$270.7
Net servicing	38.0	47.1	148.0	136.8
Money management and other	1.4	8.0	10.4	24.1

Total revenue	(849.5)	128.4	(709.4)	431.6
Total expense	85.4	68.7	190.1	209.0

(Loss) Income before tax	$(934.9)	$59.7	$(899.5)	$222.6

Company’s (loss) income from C-BASS	$(466.0)	$27.5	$(449.6)	$102.7

Sherman

Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below.

Sherman Summary Balance Sheet:

	September 30, 2007	December 31, 2006
	($ millions)
Total Assets	$2,093	$1,204
Total Liabilities	$1,725	$923
Debt	$1,511	$761
Members’ Equity	$368	$281

Sherman Summary Income Statement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ millions)		($ millions)
Revenues from receivable portfolios	$273.8	$247.5	$832.9	$794.7
Portfolio amortization	135.5	84.6	398.0	289.5

Revenues, net of amortization	138.3	162.9	434.9	505.2
Credit card interest income and fees	161.5	93.9	422.7	255.0
Other revenue	(1.4)	4.0	29.7	30.5

Total revenues	298.4	260.8	887.3	790.7
Total expenses	238.2	179.5	674.3	548.9

Income before tax	$60.2	$81.3	$213.0	$241.8

Company’s share of pre-tax income	$18.1	$26.7	$70.5	$82.2

In September 2007, the Company sold a portion of its interest in Sherman Financial Group LLC (“Sherman”) to an entity owned by Sherman’s senior management. The interest sold by the Company represented approximately 16% of Sherman’s equity. The Company received a cash payment of $240.8 million in the sale and is entitled to a contingent payment if the management entity’s after-tax return on the interests it purchased exceeds approximately 16% annually over a period that can end as late as December 31, 2013. The Company recorded a $162.9 million pre-tax gain on this sale, which is reflected in the Company’s results of operations for the third quarter of 2007 as a realized gain. After the sale, the Company owns approximately 24.25% of Sherman’s interests, and Sherman’s management owns approximately 54.0%. Radian, which also sold interests in Sherman to the management entity, owns the balance of Sherman. The Company will continue to account for this investment under the equity method of accounting.

Note 8 – Income Taxes

Effective January 1, 2007, the Company has adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” When evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The interpretation adopts a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. As a result of the adoption, the Company recognized a decrease of $85.5 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings.

The total liability for unrecognized tax benefits as of September 30, 2007 was $85.7 million. Included in that total are $74.4 million in benefits that would affect the Company’s effective tax rate. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income taxes. The Company has $19.9 million for the payment of interest accrued as of September 30, 2007.

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

On June 1, 2007, as a result of an examination by the Internal Revenue Service (“IRS”) for taxable years 2000 through 2004, the Company received a Revenue Agent Report (“RAR”). The adjustments reported on the RAR substantially increase taxable income for those tax years and resulted in the issuance of an assessment for unpaid taxes totaling $189.5 million in taxes and accuracy-related penalties, plus applicable interest. The Company has agreed with the IRS on certain issues and paid $10.5 million in additional taxes and interest. The remaining open issue relates to the Company’s treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, the Company has established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The Company disagrees with this conclusion and believes that the flow through income and loss from these investments was properly reported on its federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and has appealed these adjustments. The appeals process may take some time and a final resolution may not be reached until a date many months or years into the future. On July 2, 2007, the Company made a payment of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest.

Note 9 — Condensed consolidating financial statements

The following condensed financial information sets forth, on a consolidating basis, the balance sheet, statement of operations, and statement of cash flows for MGIC Investment Corporation (“Parent Company”), which represents the Parent Company’s investments in all of its subsidiaries under the equity method, Mortgage Guaranty Insurance Corporation and its subsidiaries (“MGIC Consolidated”), and all other subsidiaries of the Company (“Other”) on a combined basis. The eliminations column represents entries eliminating investments in subsidiaries, intercompany balances, and intercompany revenues and expenses.

Condensed Consolidating Balance Sheets
At September 30, 2007
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$112,448	$4,984,595	$312,592	$--	$5,409,635
Cash and cash equivalents	122,318	244,698	50,786	--	417,802
Reinsurance recoverable on loss reserves	--	124,913	12	(108,721)	16,204
Prepaid reinsurance premiums	--	21,644	1	(13,089)	8,556
Deferred insurance policy acquisition costs	--	11,775	--	--	11,775
Investments in subsidiaries/joint ventures	4,535,471	143,074	2,622	(4,535,471)	145,696
Other assets	74,774	815,716	48,360	(110,129)	828,721

Total assets	$4,845,011	$6,346,415	$414,373	$(4,767,410)	$6,838,389

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$--	$1,561,611	$108,721	$(108,721)	$1,561,611
Unearned premiums	--	227,660	13,089	(13,089)	227,660
Short- and long-term debt	803,152	9,364	--	(9,325)	803,191
Other liabilities	9,571	255,449	43,857	(95,238)	213,639

Total liabilities	812,723	2,054,084	165,667	(226,373)	2,806,101

Total shareholders’ equity	4,032,288	4,292,331	248,706	(4,541,037)	4,032,288

Total liabilities and shareholders’ equity	$4,845,011	$6,346,415	$414,373	$(4,767,410)	$6,838,389

Condensed Consolidating Balance Sheets
At December 31, 2006
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
ASSETS
Total investments	$27,374	$4,935,881	$289,167	$--	$5,252,422
Cash and cash equivalents	162,198	99,286	32,254	--	293,738
Reinsurance recoverable on loss reserves	--	78,114	21	(64,718)	13,417
Prepaid reinsurance premiums	--	24,779	4	(15,163)	9,620
Deferred insurance policy acquisition costs	--	12,769	--	--	12,769
Investments in subsidiaries/joint ventures	4,882,408	652,910	2,974	(4,882,408)	655,884
Other assets	15,228	391,247	27,598	(50,252)	383,821

Total assets	$5,087,208	$6,194,986	$352,018	$(5,012,541)	$6,621,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$--	$1,125,715	$64,718	$(64,718)	$1,125,715
Unearned premiums	--	189,661	15,163	(15,163)	189,661
Short- and long-term debt	781,238	9,364	--	(9,325)	781,277
Other liabilities	10,093	219,105	31,651	(31,708)	229,141

Total liabilities	791,331	1,543,845	111,532	(120,914)	2,325,794

Total shareholders’ equity	4,295,877	4,651,141	240,486	(4,891,627)	4,295,877

Total liabilities and shareholders’ equity	$5,087,208	$6,194,986	$352,018	$(5,012,541)	$6,621,671

Condensed Consolidating Statements of Operations
Three months ended September 30, 2007
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$--	$319,992	$20,304	$(52)	$340,244

Net premiums earned	--	299,663	21,355	(52)	320,966
Equity in undistributed
net income of subsidiaries	(521,335)	--	--	521,335	--
Dividends received from subsidiaries	155,000	--	--	(155,000)	--
Investment income, net of expenses	1,771	58,052	4,954	--	64,777
Realized investment gains, net	--	161,741	3,254	--	164,995
Other revenue	--	2,472	2,230	--	4,702

Total revenues	(364,564)	521,928	31,793	366,283	555,440

Losses and expenses:
Losses incurred, net	--	559,274	43,000	--	602,274
Underwriting and other expenses	68	65,778	20,543	(64)	86,325
Interest expense	10,926	--	--	--	10,926

Total losses and expenses	10,994	625,052	63,543	(64)	699,525

Loss before tax and joint ventures	(375,558)	(103,124)	(31,750)	366,347	(144,085)
Credit for income tax	(3,089)	(47,316)	(11,504)	(326)	(62,235)
Loss from joint ventures, net of tax	--	(290,614)	(5)	--	(290,619)

Net loss	$(372,469)	$(346,422)	$(20,251)	$366,673	$(372,469)

Condensed Consolidating Statements of Operations
Three months ended September 30, 2006
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$--	$287,209	$18,696	$(35)	$305,870

Net premiums earned	--	276,908	19,334	(35)	296,207
Equity in undistributed
net income of subsidiaries	(18,635)	--	--	18,635	--
Dividends received from subsidiaries	155,000	--	--	(155,000)	--
Investment income, net of expenses	87	57,119	4,280	--	61,486
Realized investment gains, net	--	(100)	34	251	185
Other revenue	--	2,724	8,795	--	11,519

Total revenues	136,452	336,651	32,443	(136,149)	369,397

Losses and expenses:
Losses incurred, net	--	154,632	10,365	--	164,997
Underwriting and other expenses	65	50,788	19,897	(46)	70,704
Interest expense	9,849	--	--	--	9,849

Total losses and expenses	9,914	205,420	30,262	(46)	245,550

Income before tax and joint ventures	126,538	131,231	2,181	(136,103)	123,847
Provision (credit) for income tax	(3,440)	32,957	(123)	337	29,731
Income from joint ventures, net of tax	--	35,862	--	--	35,862

Net income	$129,978	$134,136	$2,304	$(136,440)	$129,978

Condensed Consolidating Statements of Operations
Nine months ended September 30, 2007
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$--	$908,328	$57,063	$(125)	$965,266

Net premiums earned	--	867,430	59,133	(125)	926,438
Equity in undistributed
net income of subsidiaries	(451,404)	--	--	451,404	--
Dividends received from subsidiaries	265,000	--	--	(265,000)	--
Investment income, net of expenses	4,223	171,681	13,770	--	189,674
Realized investment gains, net	--	159,220	(7,064)	--	152,156
Other revenue	--	7,652	18,201	--	25,853

Total revenues	(182,181)	1,205,983	84,040	186,279	1,294,121

Losses and expenses:
Losses incurred, net	--	942,124	77,134	--	1,019,258
Underwriting and other expenses	233	174,595	62,058	(159)	236,727
Interest expense	30,479	--	--	--	30,479

Total losses and expenses	30,712	1,116,719	139,192	(159)	1,286,464

(Loss) income before tax and joint venture	(212,893)	89,264	(55,152)	186,438	7,657
Credit for income tax	(9,502)	(3,187)	(17,827)	(3,103)	(33,619)
(Loss ) income from joint ventures, net of tax	--	(244,757)	90	--	(244,667)

Net loss	$(203,391)	$(152,306)	$(37,235)	$189,541	$(203,391)

Condensed Consolidating Statements of Operations
Nine months ended September 30, 2006
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Revenues:
Net premiums written	$--	$850,926	$60,793	$(97)	$911,622

Net premiums earned	--	837,010	53,464	(97)	890,377
Equity in undistributed
net income of subsidiaries	(53,555)	--	--	53,555	--
Dividends received from subsidiaries	515,000	--	--	(515,000)	--
Investment income, net of expenses	237	168,519	10,074	--	178,830
Realized investment gains, net	--	(1,948)	131	251	(1,566)
Other revenue	--	8,081	26,211	--	34,292

Total revenues	461,682	1,011,662	89,880	(461,291)	1,101,933

Losses and expenses:
Losses incurred, net	--	405,984	20,365	--	426,349
Underwriting and other expenses	192	156,067	60,332	(130)	216,461
Interest expense	28,007	--	--	--	28,007

Total losses and expenses	28,199	562,051	80,697	(130)	670,817

Income before tax and joint ventures	433,483	449,611	9,183	(461,161)	431,116
Provision (credit) for income tax	(9,787)	118,653	1,118	392	110,376
Income from joint ventures, net of tax	--	122,530	--	--	122,530

Net income	$443,270	$453,488	$8,065	$(461,553)	$443,270

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended Sepember 30, 2007
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$208,420	$306,903	$50,762	$(311,961)	$254,124
Net cash (used in) from investing activities:	(132,072)	103,509	(32,230)	47,000	(13,793)
Net cash used in financing activities:	(116,228)	(265,000)	--	264,961	(116,267)

Net (decrease) increase in Cash	$(39,880)	$145,412	$18,532	$--	$124,064

(1) Includes dividends received from subsidiaries of $265,000.

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2006
(in thousands of dollars)

	Parent Company	MGIC Consolidated	Other	Eliminations	Total
Net cash from operating activities:	$524,365	$346,733	$60,911	$(537,823)	$394,186
Net cash (used in) from investing activities:	(18,350)	47,027	(56,623)	18,500	(9,446)
Net cash used in financing activities:	(326,905)	(515,000)	--	519,323	(322,582)

Net increase (decrease) in Cash	$179,110	$(121,240)	$4,288	$--	$62,158

(1) Includes dividends received from subsidiaries of $515,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Termination of Proposed Merger with Radian Group

        In February 2007 we agreed to merge with Radian. On September 5, 2007 we announced, along with Radian, that we had entered into an agreement that effectively terminated our pending merger due to current market conditions which made combining the companies significantly more challenging. Except to reimburse certain third party expenses, neither party made payment to the other in connection with the termination.

C-BASS Impairment

        On July 30, 2007, we announced that we had concluded that the value of our investment in C-BASS had been materially impaired. C-BASS, a limited liability company, is an unconsolidated, less than 50%-owned investment of ours that is not controlled by us. The interests in C-BASS are owned by us and Radian in equal amounts, with the remaining interests owned by the management of C-BASS. Historically, C-BASS has been principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As a result of margin calls from lenders that C-BASS has not been able to meet, C-BASS’s purchases of mortgages and mortgage securities and its securitization activities ceased. Beginning in early August and continuing through November 13, 2007, C-BASS and the holders of its debt have been parties to a series of agreements under which, among other things, these creditors agreed to forbear exercising their remedies resulting from defaults in their debt. These agreements were intended to give the parties time to determine whether a consensual, non-bankruptcy restructuring of C-BASS could be achieved.

        In connection with the determination of our results of operations for the quarter ended September 30, 2007, we determined that our investment in C-BASS would be written down through an impairment charge of $466 million (our entire equity investment). This impairment charge is reflected in our results of operations for the third quarter.

        We measured the value of our investment based upon the potential market for the equity interest in C-BASS and expected future cash flows of C-BASS. The expected future cash flows were determined through our analysis of different scenarios, including a consensual, non-bankruptcy restructuring, which, in fact occurred on November 16, 2007 through an override agreement with C-BASS’s creditors. The override agreement provides that C-BASS’s assets are to be paid out over time to its secured and unsecured creditors. There are certain agreements and covenants contained in the override agreement and to the extent C-BASS were to breach one of those agreements or covenants, C-BASS may have to seek bankruptcy protection. The information in the scenarios was provided by C-BASS. We believe there is a high degree of uncertainty surrounding the amounts and timing of the cash flows in the scenarios and our analysis of them involved significant management judgment based upon currently available facts and circumstances, which are subject to change. The market analysis as well as our analysis of the cash flow projections reflected little or no value for our equity interest in C-BASS. Based on these analyses our entire equity interest in C-BASS was written down through an impairment charge under the guidance of APB 18.

        In late July 2007 we lent C-BASS $50 million under a $50 million unsecured credit facility provided to C-BASS on July 17, 2007. This note receivable is shown separately on our consolidated balance sheet. If C-BASS were to incur additional losses in future periods, we may be required to reduce the value of the note in such periods under equity method accounting. Additionally, we used our analysis of the cash flow projection scenarios to arrive at our expectation that we will ultimately be paid full principal and stated interest on the $50 million note receivable from C-BASS and as such no impairment amount has been recorded per SFAS 114. This conclusion was based upon the ultimate cash flows we expect C-BASS to have in relation to the relative priority of the note receivable compared to other creditors and equity holders. We may conclude, at a future date, that the entire value of our $50 million note is impaired.

        For further information regarding our determination that our interests in C-BASS are impaired, including margin calls that led to C-BASS’s liquidity problems, you should read our Current Report on Form 8-K filed on August 1, 2007, as amended by the Form 8-K/A we filed on October 17, 2007.

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

Our investment portfolio is comprised almost entirely of highly rated, fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, including investment earnings, less cash used for non-investment purposes, such as share repurchases. Realized gains and losses are a function of the difference between the amount received on sale of a security and the security’s amortized cost. The amount received on sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities.

•	Losses incurred

Losses incurred are the expense that results from a payment delinquency on an insured loan. As explained under “Critical Accounting Policies” in the 10-K MD&A, this expense is recognized only when a loan is delinquent. Losses incurred are generally affected by:

•	The state of the economy and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of delinquencies has historically followed a seasonal pattern, with a reduction in delinquencies in the first part of the year, followed by an increase in the latter part of the year. However, this pattern did not continue during the second quarter of 2007, when delinquencies increased sequentially over the first quarter of the year.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The average claim payment, which is affected by the size of loans insured (higher average loan amounts tend to increase losses incurred), the percentage coverage on insured loans (deeper average coverage tends to increase incurred losses), and changes in housing values, which in this regard affect our ability to mitigate our losses through sales of properties with delinquent mortgages.

•	The distribution of claims over the life of a book. Historically, the first two years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy and other factors can affect this pattern.

•	Underwriting and other expenses

Historically, our operating expenses generally vary with the level of mortgage origination activity, contract underwriting volume. Recently, our expansion into international markets has also affected our operating expenses. Contract underwriting generates fee income included in “Other revenue.”

•	Income from joint ventures

Our results of operations are also affected by income from joint ventures. Historically, joint venture income principally consisted of the aggregate results of our investment in two less than majority owned joint ventures, C-BASS and Sherman. As noted in the section titled “C-BASS Impairment” above, in the third quarter of 2007, joint venture income included an impairment charge equal to our entire equity interest in C-BASS. As a result, in future periods our joint venture income will principally consist of income from Sherman.

C-BASS: As noted in the section titled “C-BASS Impairment” above, C-BASS’s purchases of mortgages and mortgage securities and its securitization activities have ceased and C-BASS has reached an out-of-court restructuring with its lenders. Please refer to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007 for a description of the historical business activities of C-BASS.

Sherman: Sherman is principally engaged in purchasing and collecting for its own account delinquent consumer receivables, which are primarily unsecured, and in originating and servicing subprime credit card receivables. The borrowings used to finance these activities are included in Sherman’s balance sheet. During the second and third quarters of 2007 Sherman acquired several portfolios of subprime second mortgages for an approximate aggregate purchase price of $415 million. The portfolios are being accounted for on a non-accrual basis. Over the years Sherman has periodically acquired portfolios of non-performing second mortgages as well as mortgage securities in which the collateral is second mortgages.

        Sherman’s consolidated results of operations are primarily affected by:

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

2007 Third Quarter Results

        Our results of operations in the third quarter of 2007 were principally affected by:

•	Losses incurred

Losses incurred for the third quarter of 2007 significantly increased compared to the same period in 2006 primarily due to significant increases in the default inventory and estimates regarding how much will be paid on claims (severity), as well as an increase in the estimates regarding how many delinquencies will result in a claim (claim rate), when each are compared to the same period in 2006. The default inventory increased by approximately 10,200 delinquencies in the third quarter of 2007, compared to an increase of approximately 3,000 in the third quarter of 2006. The increase in estimated severity is primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as a decrease in our ability to mitigate losses through the sale of properties in some geographical areas due to slowing home price appreciation in such areas or declines in home values. The increase in estimated claim rate is due to decreased cure rates in certain markets, particularly California and Florida, and continued weakness in the Midwest.

•	Premiums written and earned

Premiums written and earned during the third quarter of 2007 increased compared to the same period in 2006. The average insurance in force continues to increase, but has been somewhat offset by lower average premium yields due to a higher proportion of insurance in force written through the flow channel compared to the same period a year ago.

•	Underwriting and other expenses

Underwriting and other expenses for the third quarter of 2007 increased when compared to the same period in 2006. The increase was primarily due to $11.3 million in one-time expenses associated with the terminated merger with Radian, as well as international expansion.

•	Investment income

Investment income in the third quarter of 2007 was higher when compared to the same period 2006 due to an increase in the pre-tax yield as well as an increase in the average amortized cost of invested assets.

•	Realized gains

Realized gains in the third quarter of 2007 were significantly higher than gains reported in third quarter of 2006, primarily due to a $162.9 million pre-tax gain on the sale of a portion our interest in Sherman.

•	Income from joint ventures

In the third quarter of 2007 we recorded an after-tax loss from joint ventures of $291 million, compared to $36 million in after-tax income in the third quarter of 2006. The loss was primarily due to the after-tax impairment of C-BASS of $303 million, offset by equity earnings from Sherman.

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

NIW

        The amount of our NIW (this term is defined under “Premiums written and earned” in the “Overview–Business and General Environment” section) during the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	($ billions)
	2007	2006	2007	2006
NIW - Flow Channel	$19.7	$10.9	$47.3	$28.9
NIW - Bulk Channel	1.4	5.8	5.5	13.9

Total NIW	$21.1	$16.7	$52.8	$42.8

Refinance volume as a % of primary flow NIW	21%	20%	23%	23%

        The increase in NIW on a flow basis in the third quarter and first nine months of 2007, compared to the same periods in 2006, was primarily due to renewed interest among customers in credit quality protection, which we believe was affected by slowing property appreciation and declines in property values, along with changes in interest rates, and mortgage insurance tax deductibility. For a discussion of NIW written through the bulk channel, see “Bulk transactions” below.

        We anticipate that 2008 total mortgage originations will approximate $1.8 to $2.0 trillion with flow mortgage insurance penetration approximating 16% to 17%. We anticipate our NIW for 2008 to approximate $60 to $64 billion, which is slightly below our expectation for 2007. NIW for 2006 was $58.2 billion.

        As we have disclosed for some time in our Risk Factors (which are an integral part of this Management’s Discussion and Analysis), in recent years, the percentage of our volume written on a flow basis that includes segments we view as having a higher probability of claim has continued to increase. In particular, the percentage of our flow NIW with LTV ratios greater than 95% continues to grow. For the nine months ended September 30, 2007 43% of our flow NIW had LTV ratios greater than 95%, compared to 32% for the same period in 2006.

        Effective November 1, 2007 we have implemented new underwriting guidelines that are intended to allow us to better manage our risk, particularly on loans with multiple high risk factors. We are also in the process of implementing a number of premium rate increases on these loan programs. In general the premium rate increases will be implemented on loans with LTV ratios greater than 95%, on loans categorized as A minus and on loans categorized as Alt-A, or loans that have reduced documentation.

        In June 2007 we wrote our first insurance policies in Australia and we anticipate writing policies in Canada in 2008, although the results of these international operations are not expected to be material to us for some time.

Cancellations and insurance in force

        NIW and cancellations of primary insurance in force during the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	($ billions)
NIW	$21.1	$16.7	$52.8	$42.8
Cancellations	(10.6)	(13.1)	(32.7)	(39.4)

Change in primary insurance in force	$10.5	$3.6	$20.1	$3.4

        Direct primary insurance in force was $196.6 billion at September 30, 2007 compared to $176.5 billion at December 31, 2006 and $173.4 billion at September 30, 2006.

        In the third quarter of 2007 insurance in force increased $10.5 billion. This was the sixth consecutive quarter of growth in the in force book, as well as our largest quarter of growth in the past ten years. We anticipate 8% to 10% growth in the insurance in force during 2008.

        Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Our persistency rate (percentage of insurance remaining in force from one year prior) was 74.0% at September 30, 2007, an increase from 69.6% at December 31, 2006 and 67.8% at September 30, 2006. These persistency rate improvements and the related decline in cancellations reflect the general upward trend in mortgage interest rates and the declining rate of home price appreciation in some markets and declines in housing values in other markets. We continue to expect modest improvement in the persistency rate for the remainder of 2007, although this expectation assumes the absence of significant declines in the level of mortgage interest rates from their level in late October 2007.

Bulk transactions

        Our writings of bulk insurance are in part sensitive to the volume of securitization transactions involving loans not sold to the GSEs and more recently to purchases by the GSEs of loans having higher credit risk than their standard business. Our writings of bulk insurance are, in part, also sensitive to competition from other methods of providing credit enhancement in a securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. Competition from such an execution depends on, among other factors, the yield at which investors are willing to purchase tranches of the securitization that involve a higher degree of credit risk compared to the yield for tranches involving the lowest credit risk (the difference in such yields is referred to as the spread), the amount of higher risk tranches that investors are willing to purchase, and the amount of credit for losses that a rating agency will give to mortgage insurance. As the spread narrows, competition from an execution in which the subordinate tranches bear the first loss increases. The competitiveness of the mortgage insurance execution in the bulk channel may also be impacted by changes in our view of the risk of the business, which is affected by the historical performance of previously insured pools and our expectations for regional and local real estate values. As a result of the sensitivities discussed above, bulk volume can vary materially from period to period.

        NIW for bulk transactions was $1.4 billion in the third quarter of 2007 compared to $5.8 billion in the third quarter of 2006. The decrease in bulk writings was primarily due to a decrease in non-conforming originations and securitizations, as well as an increase in our view of the risk relative to the market’s view of that risk. We expect NIW for bulk transaction during the fourth quarter of 2007 to approximate the volume in the third quarter.

Pool insurance

        In addition to providing primary insurance coverage, we also insure pools of mortgage loans. New pool risk written during the three months ended September 30, 2007 and 2006 was $64 million and $43 million, respectively. Our direct pool risk in force was $3.0 billion, $3.1 billion and $3.1 billion at September 30, 2007, December 31, 2006 and September 30, 2006, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and those without such limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a ‘AA’ level based on a rating agency model. Under this model, at September 30, 2007, December 31, 2006 and September 30, 2006, for $4.2 billion, $4.4 billion and $4.5 billion, respectively, of risk without such limits, risk in force is calculated at $474 million, $473 million and $472 million, respectively. For the three months ended September 30, 2007 and 2006 for $9 million and $15 million, respectively, of risk without contractual aggregate loss limits, new risk written under this model was $0.5 million and $1 million, respectively.

        New pool risk written during the nine months ended September 30, 2007 and 2006 was $151 million and $200 million, respectively. Under the model described above, for the nine months ended September 30, 2007 and 2006 for $24 million and $45 million, respectively, of risk without contractual aggregate loss limits, new risk written during those periods was calculated at $1 million and $3 million, respectively.

Net premiums written and earned

        Net premiums written and earned during the third quarter and first nine months of 2007 increased compared to the same period in 2006. The average insurance in force continues to increase, but has been somewhat offset by lower average premium yields due to a higher proportion of insurance in force written through the flow channel compared to the same period a year ago. Assuming no significant decline in interest rates from their level at the end of October 2007, we expect the average insurance in force during the remainder of 2007 and 2008 to continue to be higher than in 2006 based on our expectation that private mortgage insurance will be used on a greater percentage of mortgage originations.

Risk sharing arrangements

        For the quarter ended June 30, 2007, approximately 49.7% of our new insurance written on a flow basis was subject to arrangements with reinsurance subsidiaries of certain mortgage lenders (“captives”) or risk sharing arrangements with the GSEs compared to 46.5% for the quarter ended September 30, 2006. The percentage of new insurance written during a period covered by such arrangements normally increases after the end of the period because, among other reasons, the transfer of a loan in the secondary market can result in a mortgage insured during a period becoming part of such an arrangement in a subsequent period. Therefore, the percentage of new insurance written covered by such arrangements is not shown for the most recently ended quarter. Premiums ceded in such arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.

        See discussion under “Losses” below regarding losses assumed by captives.

Investment income

        Investment income for the third quarter and first nine months of 2007 increased when compared to the same periods in 2006 due to an increase in the average investment yield, as well as an increase in the average amortized cost of invested assets. The portfolio’s average pre-tax investment yield was 4.70% at September 30, 2007 and 4.54% at September 30, 2006. The portfolio’s average after-tax investment yield was 4.15% at September 30, 2007 and 4.01% at September 30, 2006.

Other revenue

        Other revenue for the third quarter and first nine months of 2007 decreased when compared to the same periods in 2006. The decrease in other revenue is primarily the result of other non-insurance operations and a decrease in revenue from contract underwriting.

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

        Losses incurred for the third quarter and first nine months of 2007 significantly increased compared to the same periods in 2006 primarily due to significant increases in the default inventory and estimates regarding how much will be paid on claims (severity), as well as an increase in the estimates regarding how many delinquencies will result in a claim (claim rate), when each are compared to the same periods in 2006. The default inventory increased by approximately 10,200 delinquencies in the third quarter of 2007, compared to an increase of approximately 3,000 in the third quarter of 2006. During the first nine months of 2007 the default inventory increased by approximately 12,200 delinquencies compared to a decrease in the default inventory for the first nine months of 2006.

        Our loss estimates are determined based upon historical experience. The significant increase in estimated severity is primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as a decrease in our ability to mitigate losses through the sale of properties in some geographical areas due to slowing home price appreciation in such areas or declines in home values. The increase in estimated claim rate is due to significant deterioration in cure rates in certain markets, particularly California and Florida, and continued weakness in the Midwest.

        The loss performance experienced in the third quarter of 2007 was more substantial and occurred more quickly than we anticipated. The deterioration in loss performance, particularly in California and Florida, has been at a rate not previously experienced.

        We have experienced increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 3,000 as of December 31, 2006 to 4,150 as of June 30, 2007 and to 5,300 as of September 30, 2007. The Florida delinquencies increased from 4,500 as of December 31, 2006 to 6,300 as of June 30, 2007, to 8,700 as of September 30, 2007. The average claim paid on California loans is more than twice as high as the average claim paid for the remainder of the country.

        In addition, our expectation entering the second and third quarters of 2007 was that claim rates in the Midwest had stabilized, however, the recent claim rates we have experienced in Michigan continue to increase, most likely resulting from rising unemployment, declining home sales and falling home prices. On October 5, 2007 the Bureau of Labor reported that all states, except Michigan, had an annual increase in employment from September 2006 to September 2007.

        We anticipate that losses incurred during the remainder of 2007 will exceed net paid claims during this period and significantly exceed the corresponding 2006 level of losses incurred.

        As discussed under “Risk Sharing Arrangements” above a portion of our new insurance written on a flow basis is subject to reinsurance arrangements with captives. The majority of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder are quota share agreements. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss (typically 4% or 5%), the captives are responsible for the second aggregate layer of loss (typically 5% or 10%) and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically range from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives.

        Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to the captives are deposited in the applicable trust account to support the captive’s layer of insured risk. Such amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then authorized withdrawals from the respective trust account are available to the individual captive. The total trust fund assets under these agreements at September 30, 2007 exceeded $600 million.

        We believe that the excess of loss captive arrangements will begin providing reductions in our losses incurred in 2008, with more significant reductions occurring in 2009.

        Information about the composition of the primary insurance default inventory at September 30, 2007, December 31, 2006 and September 30, 2006 appears in the table below.

        The average primary claim paid for the third quarter of 2007 was $39,021 compared to $33,229 for the second quarter of 2007 and $29,606 for the third quarter of 2006. The average primary claim paid for the nine months ended September 30, 2007 was $34,541 compared to $27,874 for the same period in 2006. We expect increases in the average primary claim paid for the remainder of 2007 and beyond. These increases are expected to be driven by our higher average insured loan sizes as well as decreases in our ability to mitigate losses through the sale of properties in some geographical regions, as certain housing markets, like California and Florida, become less favorable. The average loan size on our bulk business has grown from $147,000 in 2003 to $236,000 in 2006 and the flow average loan size has increased from $144,000 in 2003 to $161,000 in 2006.

        The pool notice inventory increased from 20,458 at December 31, 2006 to 22,031 at September 30, 2007; the pool notice inventory was 20,244 at September 30, 2006.

        Information about net losses paid during the three and nine months ended September 30, 2007 and 2006 appears in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net paid claims ($ millions)
	2007	2006	2007	2006
Prime (FICO 620 & >)	$87	$62	$229	$186
A-Minus (FICO 575-619)	43	33	113	93
Subprime (FICO < 575)	26	20	68	51
Reduced doc (All FICOs)	54	21	112	58
Other	22	21	64	66

	$232	$157	$586	$454

        Information regarding the 15 states for which we paid the most losses during the nine months ended September 30, 2007 appears in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Paid claims by state ($ millions)
	2007	2006	2007	2006
Michigan	$25.7	$19.8	$71.8	$54.6
Ohio	18.6	17.4	55.1	52.5
California	26.1	0.5	38.6	0.9
Texas	12.1	11.7	37.8	34.7
Georgia	8.0	10.1	25.3	30.5
Indiana	8.8	9.1	25.1	25.4
Illinois	10.1	5.0	24.6	15.3
Colorado	7.9	9.1	23.2	22.6
Minnesota	9.7	5.2	23.2	11.0
Florida	10.0	1.7	16.9	3.1
Massachusetts	8.0	2.1	15.5	4.0
Pennsylvania	5.0	4.3	13.4	11.9
North Carolina	4.6	5.8	13.0	17.4
Missouri	4.0	3.1	12.3	11.8
Wisconsin	3.2	2.4	10.0	8.1
Other states	48.0	29.3	116.4	84.3

	209.8	136.6	522.2	388.1
Other (Pool, LAE, other)	22.5	20.5	64.0	65.9

	$232.3	$157.1	$586.2	$454.0

The default inventory in those same states, at the dates indicated, appears in the table below.

Default inventory by state	September 30, 2007	December 31, 2006	September 30, 2006
Michigan	6,755	6,522	6,408
Ohio	6,289	6,395	6,558
California	5,314	3,000	2,447
Texas	6,287	6,490	6,616
Georgia	3,883	3,492	3,386
Indiana	3,483	3,392	3,408
Illinois	4,593	4,092	3,937
Colorado	1,392	1,355	1,330
Minnesota	2,183	1,820	1,738
Florida	8,733	4,526	3,916
Massachusetts	1,381	1,026	977
Pennsylvania	4,263	4,276	4,266
North Carolina	2,700	2,723	2,635
Missouri	1,906	1,789	1,706
Wisconsin	1,878	1,682	1,650
Other states	29,789	26,048	25,323

	90,829	78,628	76,301

        We anticipate that net paid claims in the fourth quarter of 2007 will approximate $270 to $290 million, and that net paid claims for all of 2008 will approximate $1.2 to 1.5 billion.

        As of September 30, 2007, 67% of our primary insurance in force was written subsequent to December 31, 2004. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency (which can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs) and deteriorating economic conditions (which can result in increasing claims following a period of declining claims). On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.

Underwriting and other expenses

        Underwriting and other expenses for the third quarter and first nine months of 2007 increased when compared to the same periods in 2006 primarily due to $11.3 million in one-time expenses associated with the terminated merger with Radian, as well as international expansion.

Consolidated ratios

        The table below presents our consolidated loss, expense and combined ratios for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
Consolidated Insurance Operations:
	2007	2006	2007	2006
Loss ratio	187.6%	55.7%	110.0%	47.9%
Expense ratio	15.4%	16.4%	16.6%	16.9%

Combined ratio	203.0%	72.1%	126.6%	64.8%

        The loss ratio (expressed as a percentage) is the ratio of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio in the third quarter and first nine months of 2007, compared to the same periods in 2006, is due to an increase in losses incurred, partially offset by an increase in premiums earned. The expense ratio (expressed as a percentage) is the ratio of underwriting expenses to net premiums written. The decrease in the expense ratio in the third quarter and first nine months of 2007, compared to the same periods in 2006, is due to an increase in premiums written, partially offset by an increase in underwriting and other expenses. The combined ratio is the sum of the loss ratio and the expense ratio.

Income taxes

        The effective tax rate on the pre-tax loss was 43.2% in the third quarter of 2007, compared to an effective tax rate on the pre-tax income of 24.0% in the third quarter of 2006. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. The difference in the rate was primarily the result of a pre-tax loss during the third quarter of 2007, compared to pre-tax income during the third quarter of 2006.

        The effective tax rate on the pre-tax income was (439.1%) in the first nine months of 2007, compared to an effective tax rate on the pre-tax income of 25.6% for the first nine months of 2006. The difference in the rate was the result of taxable losses during the first nine months of 2007, compared to taxable income during the first nine months of 2006, which was primarily the result of a decrease in underwriting income.

Joint ventures

        Our equity in the earnings from the C-BASS and Sherman joint ventures with Radian and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. The decrease in income from joint ventures for the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 is primarily the result of the $303 million after-tax impairment of C-BASS. As noted in the section titled “C-BASS Impairment” above, we have determined that our total equity interest in C-BASS is impaired. The impairment charge is included in our results of operations for the third quarter of 2007.

C-BASS

        Subprime Market: Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As noted in the section titled “C-BASS Impairment” above, in the third quarter of 2007, we concluded that our total equity interest in C-BASS was impaired. We continue to carry at face value our $50 million note from C-BASS (see discussion under “C-BASS Impairment” above).

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

C-BASS Summary Balance Sheet:
	September 30, 2007	December 31, 2006
	($ millions)

Total Assets	$8,539	$8,801
Total Liabilities	$8,551	$7,875
Debt	$3,042	$6,140
Owners’ Equity	$(12)	$926

        Included in total assets and total liabilities at September 30, 2007 and December 31, 2006 were approximately $4.6 billion and $741 million, respectively, of assets and $4.4 billion and $720 million, respectively, of liabilities from securitizations that did not qualify for off-balance sheet treatment. The liabilities from these securitizations are not included in Debt in the table above. The increases from December 31, 2006 are the result of the acquisition of Fieldstone Investment Corporation in July 2007 which necessitated the consolidation of various Fieldstone securitization trusts which did not qualify for off-balance sheet treatment.

C-BASS Summary Income Statement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ millions)
Portfolio	$(888.9)	$73.3	$(867.8)	$270.7
Net servicing	38.0	47.1	148.0	136.8
Money management and other	1.4	8.0	10.4	24.1

Total revenue	(849.5)	128.4	(709.4)	431.6
Total expense	85.4	68.7	190.1	209.0

(Loss) Income before tax	$(934.9)	$59.7	$(899.5)	$222.6

Company’s (loss) income from C-BASS	$(466.0)	$27.5	$(449.6)	$102.7

        The decrease in pre-tax income in the third quarter and first nine months of 2007, compared to the same periods in 2006, was primarily due to a write down in C-BASS’s securities portfolio to reflect deteriorating credit conditions which caused significant disruptions in the secondary mortgage market, and write downs of whole loans to reflect realizable values.

        There were no distributions from C-BASS since November 2006.

Sherman

        Summary Sherman balance sheets and income statements at the dates and for the periods indicated appear below. Sherman is not consolidated with us for financial reporting purposes and is not controlled by us. Sherman’s initial controls over its financial reporting are not part of our internal controls over our financial reporting. However, our internal controls over our financial reporting include processes to assess the effectiveness of our financial reporting as it pertains to Sherman. We believe those processes are effective in the context of our overall internal controls.

Sherman Summary Balance Sheet:

	September 30, 2007	December 31, 2006
	($ millions)
Total Assets	$2,093	$1,204
Total Liabilities	$1,725	$923
Debt	$1,511	$761
Members’ Equity	$368	$281

        The increase in total assets was primarily due to growth in both portfolio acquisitions (approximately $450 million) and credit originations (approximately $290 million), as well as the consolidation of a majority-owned international joint venture (approximately $130 million). The increase in debt corresponds to the growth in these assets.

Sherman Summary Income Statement:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	($ millions)		($ millions)
Revenues from receivable portfolios	$273.8	$247.5	$832.9	$794.7
Portfolio amortization	135.5	84.6	398.0	289.5

Revenues, net of amortization	138.3	162.9	434.9	505.2
Credit card interest income and fees	161.5	93.9	422.7	255.0
Other revenue	(1.4)	4.0	29.7	30.5

Total revenues	298.4	260.8	887.3	790.7
Total expenses	238.2	179.5	674.3	548.9

Income before tax	$60.2	$81.3	$213.0	$241.8

Company’s share of pre-tax income	$18.1	$26.7	$70.5	$82.2

        For the third quarter and first nine months of 2007, compared to the same periods in 2006, Sherman experienced increased collection revenues from portfolios owned and continued growth in the banking segment. These increases were offset by higher amortization and interest expense, as well as expenses related to majority-owned ventures.

        In September 2007 we sold a portion of our interest in Sherman to an entity owned by Sherman’s senior management. The interest sold by us represented approximately 16% of Sherman’s equity. We received a cash payment of $240.8 million in the sale and are entitled to a contingent payment if the management entity’s after-tax return on the interests it purchased exceeds approximately 16% annually over a period that can end as late as December 31, 2013. We recorded a $162.9 million pre-tax gain on this sale, which is reflected in our results of operations for the third quarter of 2007 as a realized gain. After the sale, we own approximately 24.25% of Sherman’s interest and Sherman’s management owns approximately 54.0%. Radian, which also sold interests in Sherman to the management entity, owns the balance of Sherman. We will continue to account for this investment under the equity method of accounting.

        Our investment in Sherman on an equity basis at September 30, 2007 was $104.1 million. We received $51.5 million of distributions from Sherman during the first nine months of 2007 and received $103.7 million of distributions from Sherman in 2006. Management of Sherman has advised us that it believes in the current environment it would be prudent to maintain a higher level of cash resources than Sherman has maintained in the past, with the result that the amount of distributions from Sherman are expected to decrease.

        The “Company’s share of pre-tax income” line item in the table above includes $3.6 million and $13.9 million of additional amortization expense for the third quarter and first nine months of 2007, respectively, and $6.6 million of additional amortization expense for the third quarter and first nine months of 2006, above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value. Due to the additional interest purchased in 2006, we held a greater equity interest in Sherman during the first nine months of 2007, compared to the first nine months of 2006. As noted above, after the sale of equity interest in September 2007 we now own approximately 24.25% interest in Sherman, which is the lowest interest held since the original investment.

Financial Condition

        In March 2007 we repaid the $200 million, 6% Senior Notes that came due with funds raised from the September 2006 public debt offering. In August 2007 we drew $300 million on a revolving credit facility discussed under “Liquidity and Capital Resources” below. At September 30, 2007 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, as well as $300 million outstanding under the credit facility. At December 31, 2006 we had $300 million, 5.375% Senior Notes due in November 2015, $200 million 5.625% Senior Notes due in September 2011 and $200 million, 6% Senior Notes due in March 2007. At September 30, 2007 and December 31, 2006, the market value of the outstanding debt (which also includes commercial paper) was $779.9 million and $783.2 million, respectively.

        See “C-BASS Impairment” and “Results of Operations–Joint ventures” above for information about the financial condition of C-BASS and Sherman.

        As of September 30, 2007, 80% of our investment portfolio was invested in tax-preferenced securities. In addition, at September 30, 2007, based on book value, approximately 95% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years.

        At September 30, 2007, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2007, the effective duration of our fixed income investment portfolio was 4.8 years. This means that for an instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.8% change in the market value of our fixed income portfolio.

Liquidity and Capital Resources

        Our consolidated sources of funds consist primarily of premiums written and investment income. Positive cash flows are invested pending future payments of claims and other expenses. Management believes that, generally, future cash inflows from premiums will be sufficient to meet future claim payments. Cash flow shortfalls can be funded through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.

        We have a $300 million commercial paper program, which is rated “A-1” by S&P and “P-1” by Moody’s. At September 30, 2007 and December 31, 2006, we had $5.0 million and $84.1 million in commercial paper outstanding with a weighted average interest rate of 5.35% and 5.35%, respectively.

        We have a $300 million, five year revolving credit facility expiring in March 2010 which had been used as a liquidity back up facility for the outstanding commercial paper. Under the terms of the credit facility, we must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At September 30, 2007, these requirements were met. On August 7, 2007 we drew $300 million on the revolving credit facility discussed above. These funds, in part, were utilized to repay the outstanding commercial paper, which approximated $177 million at the time of the credit facility draw. We drew the portion of the revolving credit facility equal to our outstanding commercial paper because we believed that funding with a long-term maturity was superior to funding that required frequent renewal on a short-term basis. We drew the remainder of the credit facility to provide us with greater financial flexibility at the holding company level. At September 30, 2007 we continued to have the entire $300 million outstanding under this facility.

        The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $215.9 million at December 31, 2006.

        The credit facility discussed above has a provision whereby we can increase the capacity by $200 million under the same terms and conditions, if agreed upon by us and the lenders.

        The commercial paper, credit facility and the Senior Notes are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In 2007, through October, MGIC paid dividends of $265 million. In early November 2007 MGIC received regulatory approval to pay a quarterly dividend of $55 million in the fourth quarter of 2007. As has been the case for the past several years, as a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. For additional information about our financial condition, results of operations and cash flows on a parent company basis, and MGIC, on a consolidated basis, see Note 9 to our consolidated financial statements in Item 1.

        Effective January 1, 2007, we adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the adoption we recognized a decrease of $85.5 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of September 30, 2007 is $85.7 million. Included in that total are $74.4 million in benefits that would affect the effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have $19.9 million for the payment of interest accrued as of September 30, 2007.

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

        On June 1, 2007, as a result of an examination by the Internal Revenue Service (“IRS”) for taxable years 2000 through 2004, we received a Revenue Agent Report (“RAR”). The adjustments reported on the RAR substantially increase taxable income for those tax years and resulted in the issuance of an assessment for unpaid taxes totaling $189.5 million in taxes and accuracy related penalties, plus applicable interest. We have agreed with the IRS on certain issues and paid $10.5 million in additional taxes and interest. The remaining open issue relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process may take some time and a final resolution may not be reached until a date many months or years into the future. On July 2, 2007, we made a payment of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest.

        During the first nine months of 2007, we repurchased 1.3 million shares of our Common Stock under publicly announced programs at a cost of $75.7 million (150,000 shares were repurchased in the third quarter at a cost of approximately $8.0 million).

        For additional information regarding stock repurchases, see Item 2(c) of Part II of this Quarterly Report on Form 10-Q. From mid-1997 through September 30, 2007, we repurchased 42.9 million shares under publicly announced programs at a cost of $2.4 billion. Funds for the shares repurchased by us since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds.

        Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2007, MGIC’s direct (before any reinsurance) primary and pool risk in force (which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit) was approximately $58.5 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through September 30, 2007, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate over the last several years may have mitigated the effect of some of these costs. There can be no assurance that contract underwriting remedies will not be material in the future.

Other Matters

Risk-to-Capital

        Our consolidated risk-to-capital ratio was 9.1:1 at September 30, 2007 and 7.5:1 at December 31, 2006. The increase in the risk-to-capital is due to an increase in risk in force as well as a decrease in policyholders’ position. Policyholders’ position consist primarily of statutory policyholders’ surplus (which increases as a result of statutory net income) plus the statutory contingency reserve. The statutory contingency reserve is the reserve established for the protection of policyholders against the effect of losses resulting from adverse economic cycles, and is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must be maintained for a period of ten years. With regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.

        Our risk-to-capital calculation appears in the table below.

Risk-to-capital:

	September 30, 2007	December 31, 2006
	($ in millions)
Risk in force - net of reinsurance	$53,529	$48,488
Policyholders’ surplus	$1,190	$1,591
Contingency reserve	4,684	4,849

Policyholders’ position	$5,874	$6,440
Risk-to-capital:	9.1:1	7.5:1

        Based on our expectation that our insurance in force will continue to grow, our risk in force will also grow. To the extent our statutory policyholders’ position does not increase at the same rate as our growth in risk in force, our risk-to-capital ratio will increase. An increase in this ratio resulting from declining statutory net income and increasing risk in force may be viewed negatively by the rating agencies and insurance regulators.

        The risk-to-capital ratios set forth above have been computed on a statutory basis. However, the methodology used by the rating agencies to assign financial strength ratings permits less leverage than under statutory requirements. As a result, the amount of capital required under statutory regulations may be lower than the capital required for rating agency purposes. In addition to capital adequacy, the rating agencies consider other factors in determining a mortgage insurer’s claims-paying rating, including its historical and projected operating performance, business outlook, competitive position, management and corporate strategy.

Recent Ratings Actions

        MGIC’s current financial strength rating is ‘Aa2’ from Moody’s Investors Service (“Moody’s”), ‘AA’ from Standard & Poor’s (“S&P”) and ‘AA’ from Fitch Ratings (“Fitch”).

        On August 1, 2007 Moody’s placed the ‘Aa2’ financial strength ratings of MGIC and an affiliate of MGIC, and the A1 senior debt rating of MGIC Investment Corporation under review for possible downgrade.

        On October 17, 2007 following our third quarter earnings release, S&P announced that it had placed its ‘AA’ counterparty credit and financial strength ratings on MGIC and other ratings of affiliates of MGIC on CreditWatch with negative implications. At the same time, S&P also placed its ‘A’ counterparty credit rating on MGIC Investment Corporation on CreditWatch with negative implications.

        Also on October 17, 2007 Fitch announced that it affirmed the ‘AA’ financial strength ratings of MGIC and an affiliate of MGIC and the ‘A’ senior debt rating of MGIC Investment Corporation. Fitch revised the Rating Outlook for all entities to Negative from Stable.

        As noted in our Risk Factors (which are an integral part of this Management’s Discussion and Analysis), we believe a financial strength rating of at least Aa3/AA- is critical to a mortgage insurer’s ability to continue to write new business. Any downgrade below such level, which is two notches below our current ratings, could have a material adverse affect on us. For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Downgrades in the financial strength ratings of MGIC below Aa3 (or its equivalent) could have a material adverse affect on us” in Part II, Item 1A.

Forward-Looking Statements and Risk Factors

        General: Our revenues and losses could be affected by the risk factors referred to under “Location of Risk Factors” below that are applicable to us, and our income from joint ventures could be affected by the risk factors referred to under “Location of Risk Factors” that are applicable to Sherman. These risk factors are an integral part of Management’s Discussion and Analysis.

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

        Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by Part II, Item 1 A of our Quarterly Reports on Form 10-Q for the Quarters Ended March 31, 2007 and June 30, 2007, and in Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At September 30, 2007, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet investment grade credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2007, the effective duration of our fixed income investment portfolio was 4.8 years. This means that for each instantaneous parallel shift in the yield curve of 100 basis points there would be an approximate 4.8% change in the market value of our fixed income investment portfolio.

        Our borrowings under our commercial paper program are subject to interest rates that are variable.

ITEM 4. CONTROLS AND PROCEDURES

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        In October 2007, the Division of Enforcement of the SEC requested that we voluntarily furnish documents and information primarily relating to C-BASS, the now-terminated merger with Radian and the subprime mortgage assets “in the Company’s various lines of business.” We are in the process of providing responsive documents and information to the SEC.

Item 1 A. Risk Factors

        With the possible exception of the changes set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by Part II, Item 1 A of our Quarterly Reports on Form 10-Q for the Quarters Ended March 31, 2007 and June 30, 2007. The risk factors in the 10-K, as supplemented by the 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

        In the past we have included a risk factor addressing the risks associated with our anticipated merger with Radian. In light of the termination of the merger we have eliminated that risk factor. In addition, in the past we have included a risk factor addressing the risks associated with our equity investments in joint ventures. In light of the impairment of our entire equity investment in C-BASS, the current risk factor only addresses our investment in Sherman, and is included below.

Our income from our Sherman joint venture could be adversely affected by competition or other factors affecting its business.

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

In October 2007, the Division of Enforcement of the SEC requested that we voluntarily furnish documents and information primarily relating to C-BASS, the now-terminated merger with Radian and the subprime mortgage assets “in the Company’s various lines of business.” We are in the process of providing responsive documents and information to the SEC.

Downgrades in the financial strength ratings of MGIC below Aa3 (or its equivalent) could have a material adverse affect on us.

The financial strength ratings of our wholly owned subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”) are ‘AA’ (Standard & Poors Rating Services), ‘Aa2’ (Moody’s Investors Service) and ‘AA’ (Fitch Ratings). One rating agency has announced that its rating is under review with negative implications and other agencies may place our rating under review with negative implications. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand extreme loss scenarios under assumptions determined by the rating agency, rating agencies review a mortgage insurer’s historical and projected operating performance, business outlook, competitive position, management, corporate strategy, and other factors. We believe a financial strength rating of at least Aa3/AA- is critical to a mortgage insurer’s ability to continue to write new business. Any downgrade below such level, which would be a downgrade two notches below our current ratings, could have a material adverse affect on us.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES & USE OF PROCEEDS

        (c)     Repurchase of common stock:

Information about shares of Common Stock repurchased during the third quarter of 2007 appears in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2007
through	150,000	$53.40	150,000	3,438,485
July 31, 2007

August 1, 2007
through	--	--	--	3,438,485
August 31, 2007

September 1, 2007
through	--	--	--	3,438,485
September 30, 2007

Total	150,000	$53.40	150,000	3,438,485

(A)	On January 26, 2006 the Company announced that its Board of Directors authorized the repurchase of up to ten million shares of our Common Stock in the open market or in private transactions.

ITEM 6. EXHIBITS

        The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 20, 2007.

MGIC INVESTMENT CORPORATION
\s\ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer
\s\ Joseph J. Komanecki
Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

2.1	Termination and Release Agreement, dated as of September 4, 2007, by and between, MGIC Investment Corporation and Radian Group Inc. (Incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed on September 5, 2007)

2.2	Securities Purchase Agreement, dated as of September 14, 2007, by and among, Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc. and Sherman Capital LLC (Incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K filed on September 20, 2007)

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2006, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2007 and through updating of various statistical and other information