Form 10-K
period 2007-12-31
MGIC INVESTMENT CORP
filed 2008-02-29
CIK 876437

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act. Yes [ ] No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). |_| Yes |X| No

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007: $4.6 billion*

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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of February 15, 2008: 81,655,366

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Part and Item Number of Form 10-K Into Which
Document	Incorporated*

Proxy Statement for the 2008 Annual
Meeting of Shareholders	Items 10 through 14 of Part III

* In each case, to the extent provided in the Items listed

PART I

Item 1. Business.

A. General

        Overview of the Private Mortgage Insurance Industry

        Private mortgage insurance covers losses from homeowner defaults on residential first mortgage loans, reducing and, in some instances, eliminating the loss to the insured institution if the homeowner defaults. Private mortgage insurance expands home ownership opportunities by helping people purchase homes with less than 20% down payments. Private mortgage insurance also reduces the capital that financial institutions are required to hold against low down payment mortgages and facilitates the sale of low down payment mortgages in the secondary mortgage market, including to the Federal National Mortgage Association, commonly known as Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly known as Freddie Mac. In this annual report, we refer to Fannie Mae and Freddie Mac collectively as the “GSEs.” The GSEs purchase residential mortgages from mortgage lenders and investors as part of their governmental mandate to provide liquidity in the secondary mortgage market and we believe purchased over 50% of the mortgages underlying our flow new insurance written in 2007, 2006 and 2005. The GSEs also purchased approximately 53.6%, 37.4% and 37.3% of all the mortgage loans originated in the U.S. for the years ended December 31, 2007, 2006 and 2005, respectively, according to statistics reported by Inside Mortgage Finance, a mortgage industry publication. As a result, the private mortgage insurance industry in the U.S. is defined in part by the requirements and practices of the GSEs and other large mortgage investors, and these requirements and practices impact the operating results and financial performance of companies in the mortgage insurance industry.

        The U.S. residential mortgage market has historically experienced long-term growth. Growth in U.S. residential mortgage debt was particularly strong between 2001 and mid-2006. This strength was driven primarily by record home sales, strong home price appreciation and historically low interest rates. The private mortgage insurance industry experienced profitable insurance underwriting results during this period, when the labor market was also strong except for pockets of weakness in areas affected by downsizings in the auto industry.

        During the last several years of this period and continuing through 2007, the mortgage lending industry increasingly made home loans (1) at higher loan-to-value ratios and higher combined loan-to-value ratios, which take into account second mortgages as well as the loan-to-value ratios of first mortgages; (2) to individuals with higher risk credit profiles; and (3) based on less documentation and verification of information provided by the borrower.

        Beginning in late 2006, job creation and the housing markets began slowing in certain parts of the country, with some areas experiencing home price declines. These and other conditions resulted in significant adverse developments for us and our industry that were manifested in the second half of 2007, including:

•	increasing defaults by homeowners;

•	increases across the country in the rate at which loans in default eventually resulted in a claim, with significant increases in large markets such as California and Florida; and

•	increases in the average amount paid on a claim, driven by higher average insured loan sizes and the inability to mitigate losses through the sale of properties in some regions due to slowing home price appreciation or housing price declines.

        As a result, mortgage lenders, financial institutions and we and other private mortgage insurers began incurring significant credit losses, particularly with respect to loans with multiple high-risk characteristics referred to above. In 2007, compared to 2006, our losses incurred increased to $2,365 million from $614 million, our earnings fell to a net loss of $1,670 million compared to net earnings of $565 million and our year-end default inventory increased to 107,120 loans from 78,628.

        In early 2007, we changed our underwriting standards and ceased writing insurance on a limited set of loans even though these loans were approved under the GSEs’ automated underwriting guidelines. In the fourth quarter of 2007, we also decided to stop insuring loans included in home equity securitizations. Finally, in late 2007 and early 2008, we announced increases in our premium rates and further tightening of our underwriting standards, particularly as they apply to loans with low credit scores, with high loan-to-value ratios and with homes in regions that we view as being higher risk.

        We believe that the recent losses experienced by mortgage lenders and financial institutions and concerns about residential mortgage credit quality that became evident in the second half of 2007 have led to increased interest in the credit protection that mortgage insurance affords. One measure of this increased interest is the increase in the private mortgage insurance penetration rate (the principal balance of loans insured by our industry during a period divided by the principal balance of all loans originated during that period) from approximately 8.5% in early 2006 to approximately 20% in the fourth quarter of 2007. In addition, our persistency rate, which is the percentage of insurance remaining in force from one year prior, increased to 76.4% at December 31, 2007, compared to 69.6% at December 31, 2006 and 61.3% at December 31, 2005. We believe that this increase was largely the result of the general upward trend in mortgage interest rates and the declining rate of home price appreciation in some markets and declines in housing values in other markets. We believe that these factors, along with the changes in our underwriting guidelines, will result in profitable books of new insurance written, beginning with our 2008 book.

        Overview of Our Company

        We are a holding company, and through our wholly owned subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”) we are the leading provider of private mortgage insurance in the United States. In 2007, our net premiums written exceeded $1.3 billion, our new insurance written was $76.8 billion and our insurance in force as of December 31, 2007 was $211.7 billion. MGIC is licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. One of MGIC’s subsidiaries is licensed in Australia and another is in the process of becoming licensed in Canada.

        In addition to mortgage insurance on first liens, we, through our subsidiaries, provide lenders with various underwriting and other services and products related to home mortgage lending.

        We are a Wisconsin corporation. Our principal office is located at MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 (telephone number (414) 347-6480).

        We have ownership interests in less than majority-owned joint ventures and investments, principally Sherman Financial Group LLC and Credit-Based Asset Servicing and Securitization LLC, which we refer to as C-BASS. Sherman is principally engaged in purchasing and collecting for its own account delinquent consumer receivables, which are primarily unsecured, and in originating and servicing subprime credit card receivables. Historically, C-BASS was principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. In 2007, C-BASS ceased its operations and is managing its portfolio pursuant to a consensual, non-bankruptcy restructuring, under which its assets are to be paid out over time to its secured and unsecured creditors.

        As used in this annual report, “we,” “us” and “our” refer to MGIC Investment Corporation’s consolidated operations. Sherman, C-BASS and our other less than majority-owned joint ventures and investments are not consolidated with us for financial reporting purposes, are not our subsidiaries and are not included in the terms “we,” “us” and “our.” The description of our business in this document generally does not apply to our international operations which began in 2007, are conducted only in Australia and are immaterial.

        Our revenues and losses may be materially affected by the risk factors applicable to us that are included in Item 1A of this annual report. Sherman and its businesses may be materially affected by the risk factors applicable to them included in Item 1A. These risk factors are an integral part of this annual report. These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. We are not undertaking any obligation to update any forward looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. No investor should rely on the fact that such statements are current at any time other than the time at which this annual report was filed with the Securities and Exchange Commission.

B. The MGIC Book

        Types of Product

        In general, there are two principal types of private mortgage insurance: “primary” and “pool.”

        Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “claim amount”). In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure process. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance is generally written on first mortgage loans secured by owner occupied single-family homes, which are one-to-four family homes and condominiums. Primary insurance is also written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.

        References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. References in this document to “primary insurance” include insurance written in bulk transactions that is supplemental to mortgage insurance written in connection with the origination of the loan or that reduces a lender’s credit risk to less than 51% of the value of the property. For more than the past five years, in reports by private mortgage insurers to the trade association for the private mortgage insurance industry have classified mortgage insurance that is supplemental to other mortgage insurance or that reduces a lender’s credit risk to less than 51% of the value of the property is classified as pool insurance. The trade association classification is used by members of the private mortgage insurance industry in reports to Inside Mortgage Finance, a mortgage industry publication that computes and publishes primary market share information.

        Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New insurance written on a flow basis was $69.0 billion in 2007 compared to $39.3 billion in 2006 and $40.1 billion in 2005. New insurance written for bulk transactions was $7.8 billion in 2007 compared to $18.9 billion for 2006 and $21.4 billion for 2005. As noted in “- Bulk Transactions” below, in the fourth quarter of 2007, we decided to stop writing the portion of our bulk business that insures mortgage loans included in home equity (or “private label”) securitizations, which are the terms the market uses to refer to securitizations sponsored by firms besides the GSEs or Ginnie Mae, such as Wall Street investment banks. We refer to portfolios of loans we insured through the bulk channel that we knew would serve as collateral in a home equity securitization as “Wall Street bulk transactions.” We will, however, continue to insure loans on a bulk basis when we believe that the loans will be sold to a GSE or retained by the lender. The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in our records) and primary risk in force (the coverage percentage applied to the unpaid principal balance), for insurance that has been written by MGIC (the “MGIC Book”) as of the dates indicated:

Primary Insurance and Risk In Force

	December 31,
	2007	2006	2005	2004	2003
	(In millions)
Direct Primary Insurance In Force	$211,745	$176,531	$170,029	$177,091	$189,632
Direct Primary Risk In Force	$55,794	$47,079	$44,860	$45,981	$48,658

        The lender determines the coverage percentage we provide. For loans sold by lenders to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered.

        We charge higher premium rates for higher coverage percentages. Higher coverage percentages generally result in increased severity, which is the amount paid on a claim, and lower coverage percentages generally result in decreased severity. In accordance with GAAP for the mortgage insurance industry, reserves for losses are only established for loans in default. Because relatively few defaults typically occur in the early years of a book of business, the higher premium revenue from deeper coverage is generally recognized before any higher losses resulting from that deeper coverage may be incurred. See “- Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Claims.” Our premium pricing methodology generally targets substantially similar returns on capital regardless of the depth of coverage. However, there can be no assurance that changes in the level of premium rates adequately reflect the risks associated with changes in the depth of coverage.

        In partnership with mortgage insurers, in recent years the GSEs have offered programs under which, on delivery of an insured loan to a GSE, the primary coverage was restructured to an initial shallow tier of coverage followed by a second tier that was subject to an overall loss limit, and compensation may have been paid to the GSE reflecting services or other benefits realized by the mortgage insurer from the coverage conversion. Lenders receive guaranty fee relief from the GSEs on mortgages delivered with these restructured coverage percentages.

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

        Under the federal Homeowners Protection Act, or HPA, a borrower has the right to stop paying premiums for private mortgage insurance on loans closed after July 28, 1999 secured by a property comprised of one dwelling unit that is the borrower’s primary residence when certain loan-to-value ratio thresholds determined by the value of the home at loan origination and other requirements are met. Generally, the loan-to-value ratios used in this document represent the ratio, expressed as a percentage, of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured and do not reflect subsequent housing price appreciation or depreciation. In general, under the HPA a borrower may stop making mortgage insurance payments when the loan-to-value ratio is scheduled to reach 80% (based on the loan’s amortization schedule) or actually reaches 80% if the borrower so requests and if certain requirements relating to the borrower’s payment history, the absence of junior liens and a decline in the property’s value since origination are satisfied. In addition, a borrower’s obligation to make payments for private mortgage insurance generally terminates regardless of whether a borrower so requests when the loan-to-value ratio (based on the loan’s amortization schedule) reaches 78% of the unpaid principal balance of the mortgage and the borrower is or later becomes current in his mortgage payments. A borrower’s right to stop paying for private mortgage insurance applies only to borrower paid mortgage insurance. The HPA requires that lenders give borrowers certain notices with regard to the cancellation of private mortgage insurance.

        In addition, some states require that mortgage servicers periodically notify borrowers of the circumstances in which they may request a mortgage servicer to cancel private mortgage insurance and some states allow the borrower to require the mortgage servicer to cancel private mortgage insurance under certain circumstances or require the mortgage servicer to cancel private mortgage insurance automatically in certain circumstances.

        Coverage tends to continue in areas experiencing economic contraction and housing price depreciation. The persistency of coverage in these areas coupled with cancellation of coverage in areas experiencing economic expansion and housing price appreciation can increase the percentage of an insurer’s portfolio comprised of loans in economically weak areas. This development can also occur during periods of heavy mortgage refinancing because refinanced loans in areas of economic expansion experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing, while refinanced loans in economically weak areas not experiencing property value appreciation are more likely to require mortgage insurance at the time of refinancing or not qualify for refinancing at all and, thus, remain subject to the mortgage insurance coverage.

        The percentage of primary risk written with respect to loans representing refinances was 23.2% in 2007 compared to 32.0% in 2006 and 39.5% in 2005. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written.

        In addition to varying with the coverage percentage, our premium rates for insurance written through the flow channel vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account, among other things, the loan-to-value ratio, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an adjustable rate mortgage or ARM), the mortgage term, whether the property is the borrower’s primary residence and, for A-, subprime loans and certain other loans, the location of the borrower’s credit score within a range of credit scores. In general, we classify as “A-” loans that have FICO scores between 575 and 619 and we classify as “subprime” loans that have FICO credit scores of less than 575. A FICO score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac and Company.

        Premium rates cannot be changed after the issuance of coverage. Because we believe that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, we generally utilize a nationally based, rather than a regional or local, premium rate policy for insurance written through the flow channel.

        The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium. Our industry refers to loans having this requirement as “borrower paid.” If the borrower is not required to pay the premium, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees. Our industry refers to loans in which the premium is paid by the lender as “lender paid.” Most of our primary insurance in force and new insurance written, other than through bulk transactions, is borrower paid mortgage insurance. New insurance written through bulk transactions is generally paid by the securitization vehicles or investors that hold the mortgages, and the mortgage note rate generally does not reflect the premium for the mortgage insurance. In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they are reviewing the appropriateness of all mortgage insurers’ lender-paid insurance premium rates.

        Under the monthly premium plan, the borrower or lender pays us a monthly premium payment to provide only one month of coverage, rather than one year of coverage provided by the annual premium plan. Under the annual premium plan, the initial premium is paid to us in advance, and we earn and recognize the premium over the next twelve months of coverage, with annual renewal premiums paid in advance thereafter and earned over the subsequent twelve months of coverage. The annual premiums can be paid with either a higher premium rate for the initial year of coverage and lower premium rates for the renewal years, or with premium rates which are equal for the initial year and subsequent renewal years. Under the single premium plan, the borrower or lender pays us a single payment covering a specified term exceeding twelve months.

        During each of the last three years, the monthly premium plan represented more than 90% of our new insurance written. The annual and single premium plans represented the remaining new insurance written.

        Pool Insurance. Pool insurance is generally used as an additional “credit enhancement” for certain secondary market mortgage transactions. Pool insurance generally covers the loss on a defaulted mortgage loan which exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Pool insurance usually has a stated aggregate loss limit and may also have a deductible under which no losses are paid by the insurer until losses exceed the deductible.

        New pool risk written was $211 million in 2007, $240 million in 2006 and $358 million in 2005. New pool risk written during these years was primarily comprised of risk associated with loans delivered to Freddie Mac and Fannie Mae (“agency pool insurance”), loans insured through the bulk channel, loans delivered to the Federal Home Loan Banks under their mortgage purchase programs and loans made under state housing finance programs. Direct pool risk in force at December 31, 2007 was $2.8 billion compared to $3.1 billion and $2.9 billion at December 31, 2006 and 2005, respectively. The risk amounts referred to above represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance these loans to a “AA” level based on a rating agency model. Under this model, at December 31, 2007, 2006 and 2005 for $4.1 billion, $4.4 billion, and $5.0 billion, respectively, of risk without these limits, risk in force is calculated at $475 million, $473 million, and $469 million, respectively. New risk written, under this model, for the years ended December 31, 2007, 2006 and 2005 was $2 million, $4 million and $51 million, respectively.

        The settlement of a nationwide class action alleging that MGIC violated the Real Estate Settlement Procedures Act, or RESPA, by providing agency pool insurance and entering into other transactions with lenders that were not properly priced became final in October 2003. In a February 1, 1999 circular addressed to all mortgage guaranty insurers licensed in New York, the New York Department of Insurance advised that “significantly underpriced” agency pool insurance would violate the provisions of New York insurance law that prohibit mortgage guaranty insurers from providing lenders with inducements to obtain mortgage guaranty business. In a January 31, 2000 letter addressed to all mortgage guaranty insurers licensed in Illinois, the Illinois Department of Insurance advised that providing pool insurance at a “discounted or below market premium” in return for the referral of primary mortgage insurance would violate Illinois law.

        In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they are reviewing the appropriateness of all mortgage insurers’ criteria and underwriting requirements for pool insurance on mortgages to the extent that they do not meet such insurer’s published underwriting guidelines.

        Risk Sharing Arrangements. We participate in risk sharing arrangements with the GSEs and captive reinsurance arrangements with subsidiaries of certain mortgage lenders that reinsure a portion of the risk on loans originated or serviced by the lender which have MGIC primary insurance. During the nine months ended September 30, 2007 and the year ended December 31, 2006, about 47.8% and 47.5%, respectively, of our new insurance written on a flow basis was subject to risk sharing arrangements. The percentage of new insurance written for 2007 covered by these arrangements is shown only for the nine months ended September 30, 2007 because this percentage normally increases after the end of a quarter. Such increases can be caused by, among other things, the transfer of a loan in the secondary market, which can result in a mortgage insured during a quarter becoming part of a risk sharing arrangement in a subsequent quarter. New insurance written through the bulk channel is not subject to risk sharing arrangements.

        In a February 1, 1999 circular addressed to all mortgage insurers licensed in New York, the New York Department of Insurance said that it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law. These guidelines, which were to ensure that the reinsurance constituted a legitimate transfer of risk and were fair and equitable to the parties, have not yet been issued. As discussed under “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A, we provided information regarding captive mortgage reinsurance arrangements to the New York Department of Insurance and the Minnesota Department of Commerce. The complaint in the RESPA litigation described in “- Pool Insurance” alleged that MGIC pays “inflated” captive reinsurance premiums in violation of RESPA. Since December 2006, class action litigation was separately brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. We are not a defendant in any of these cases and we believe no other mortgage insurer is a defendant.

        During the three years ended December 31, 2007, 2006 and 2005, MGIC ceded $155.3 million, $117.4 million and $105.2 million of written premium in captive reinsurance arrangements. The majority of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder are quota share agreements. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss, which is typically 4% or 5%, the captives are responsible for the second aggregate layer of loss, which is typically 5% or 10%, and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically range from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%.

        Under our captive agreements a captive is required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited in the applicable trust account to support the captive’s layer of insured risk. The deposited amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. The total fair value of the trust fund assets under these agreements at December 31, 2007 exceeded approximately $630 million.

        In February 2008 Freddie Mac and Fannie Mae announced that, effective on and after June 1, 2008, Freddie Mac- and Fannie Mae-approved private mortgage insurers, which include MGIC, may not cede new risk if the gross risk or gross premium ceded to captive reinsurers is greater than 25%. Freddie Mac and Fannie Mae stated that they made this change to allow mortgage insurers to retain more insurance premiums to pay current claims and re-build their capital bases. We have begun discussions with our customers whose captive arrangements would be effected by these new requirements.

        External Reinsurance. When we reinsure a portion of our risk, we make an upfront payment or cede a portion of our premiums in return for a reinsurer agreeing to indemnify us for its share of losses incurred. Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it can reduce the amount of capital we are required to retain against potential future losses for rating agency and insurance regulatory purposes. During 2006 and 2005, we entered into three separate reinsurance arrangements with separate unaffiliated special purpose reinsurance companies, under which we ceded approximately $130 million of risk in force, of which approximately $83.2 million remained in force at December 31, 2007. At December 31, 2007, disregarding reinsurance under captive structures, less than 2% of our insurance in force was externally reinsured. While for many years we have not ceded significant risk under reinsurance arrangements other than through captive structures, we may do so in the future.

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

        In general, the loans insured by us in bulk transactions consist of A- loans; subprime loans; cash out refinances that exceed the standard underwriting requirements of the GSEs; jumbo loans; and loans with reduced underwriting documentation. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. The conforming loan limit is subject to annual adjustment, and for mortgages covering a home with one dwelling unit was $417,000 for 2006, 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008, subject to the GSEs taking the steps necessary to implement this increase.

        Approximately 69% of our bulk loan risk in force at December 31, 2007 had FICO credit scores of at least 620, compared to 65% at December 31, 2006. Approximately 20% of our bulk loan risk in force at December 31, 2007 had A- FICO credit scores compared to 22% at December 31, 2006, and approximately 11% had subprime credit scores at December 31, 2007 compared to 13% at December 31, 2006. Most of the subprime loans insured by us in 2007 were insured in bulk transactions. More than 30% of our bulk loan risk in force at December 31, 2007 and 2006 had LTV ratios of 80% and below.

        New insurance written for bulk transactions was $7.8 billion during 2007 compared to $18.9 billion for 2006 and $21.4 billion for 2005. In the fourth quarter of 2007, we made a decision to stop writing the portion of our bulk business insuring loans included in Wall Street bulk transactions. These securitizations represented approximately 41%, 66% and 89% of our new insurance written for bulk transactions during 2007, 2006 and 2005, respectively, and 14% of our risk in force, or 74% of our bulk risk in force, at December 31, 2007. This decision, along with a decline in the amount of securitizations done in 2007, contributed to the reduction in our new insurance written for bulk transactions in 2007. For a discussion of factors that affect new insurance written through the bulk channel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Bulk Transactions” in Item 7.

        Customers

        Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on flow basis and as a result are our customers. To obtain primary insurance from us written on flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. In 2007, we issued coverage on mortgage loans for more than 3,000 of our master policyholders. Our top 10 customers generated 43.0% of our new insurance written on a flow basis in 2007, compared to 34.2% in 2006 and 30.5% in 2005. Two of our top ten lenders in 2007, representing a total of substantially less than 10% of our 2007 new insurance written on a flow basis, have ceased originating loans and another, representing substantially less than 10% of our 2007 new insurance written on a flow basis, is in the process of being acquired. We believe that the business conducted by the lenders that have ceased originating loans has been largely absorbed by other customers with which we have significant market share.

        In the bulk channel, we have historically dealt primarily with securitizers of the loans or other owners of the loans, who consider whether credit enhancement provided through the structure of the securitization may eliminate or reduce the need for mortgage insurance.

        Sales and Marketing and Competition

        Sales and Marketing. We sell our insurance products through our own employees, located throughout all regions of the United States, Puerto Rico, Guam and Australia.

        Competition. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration. These agencies sponsor government-backed mortgage insurance programs, which during 2007 and 2006 accounted for approximately 20.3% and 22.7%, respectively, of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. Loans insured by the FHA cannot exceed maximum principal amounts which are determined by a percentage of the conforming loan limit. For 2007 and early 2008, the maximum FHA loan amount for homes with one dwelling unit in “high cost” areas is as high as $362,790; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008 subject to the FHA taking the steps necessary to implement this increase. Loans insured by the Veteran’s Administration do not have mandated maximum principal amounts but have maximum limits on the amount of the guaranty provided by the Veteran’s Administration to the lender. For loans closed on or after December 10, 2004, the maximum Veteran’s Administration guarantee is $156,375 in Alaska and Hawaii and $104,250 in other states.

        In addition to competition from the FHA and the Veteran’s Administration, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

        Private mortgage insurers are also subject to competition from Fannie Mae and Freddie Mac to the extent the GSEs are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. Fannie Mae and Freddie Mac each have programs under which an up-front delivery fee can be paid to the GSE and primary mortgage insurance coverage is substantially reduced compared to the coverage requirements that would apply in the absence of the program. In October 1998, Freddie Mac’s charter was amended, but the amendment was immediately repealed. The amendment would have given Freddie Mac flexibility to use protection against default in addition to private mortgage insurance and the two other types of credit enhancement required by the charter for low down payment mortgages purchased by Freddie Mac. In addition, to the extent up-front delivery fees are not retained by the GSEs to compensate for their assumption of default risk, and are used instead to purchase supplemental coverage from mortgage insurers, the resulting concentration of purchasing power in the hands of the GSEs could increase competition among insurers to provide such coverage.

        The capital markets and their participants also compete with mortgage insurers by offering alternative products and services and may further develop as competitors to private mortgage insurers in ways we cannot predict. For example, in 1998, a newly-organized off-shore company funded by the sale of notes to institutional investors provided reinsurance to Freddie Mac against default on a specified pool of mortgages owned by Freddie Mac. We have also engaged in similar reinsurance transactions. See “- External Reinsurance” above.

        We and other mortgage insurers also compete with transactions structured to avoid mortgage insurance on low down payment mortgage loans. These transactions include self-insuring, and “80-10-10" and similar loans (generally referred to as “piggyback loans”), which are loans comprised of both a first and a second mortgage (for example, an 80% loan-to-value ratio first mortgage and a 10% loan-to-value ratio second mortgage), with the loan-to-value ratio of the first mortgage below what investors require for mortgage insurance, compared to a loan in which the first mortgage covers the entire borrowed amount (which in the preceding example would be a 90% loan-to-value ratio mortgage). Competition from piggyback structures was substantial prior to 2007 but declined materially throughout 2007. Captive mortgage reinsurance and similar transactions also result in mortgage originators receiving a portion of the premium and the risk.

        The U.S. private mortgage insurance industry currently consists of eight active mortgage insurers and their affiliates; one of the eight is a joint venture in which another mortgage insurer participates. The names of these mortgage insurers are listed under “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A. According to Inside Mortgage Finance, a mortgage industry publication, which obtains its data from reports provided by us and other mortgage insurers that are to be prepared on the same basis as the reports by insurers to the trade association for the private mortgage insurance industry, for more than ten years, we have been the largest private mortgage insurer based on new primary insurance written, with a market share of 21.3% in 2007, 21.6% in 2006, 22.9% in 2005 and 23.5% in 2004, and at December 31, 2007, we also had the largest book of direct primary insurance in force. For more than five years, these reports do not include as “primary mortgage insurance” insurance on certain loans classified by us as primary insurance, such as loans insured through bulk transactions that already had mortgage insurance placed on the loans at origination.

        The private mortgage insurance industry is highly competitive. Historically, we have competed with other private mortgage insurers for business written through the flow channel principally on the basis of programs involving captive mortgage reinsurance, agency pool insurance, and other similar structures involving lenders; the provision of contract underwriting and related fee-based services to lenders; our financial strength as it is perceived by persons making or influencing the selection of a mortgage insurer; the provision of other products and services that meet lender needs for risk management, affordable housing, loss mitigation, capital markets and training support; and the effective use of technology and innovation in the delivery and servicing of insurance products. We believe our competitive strengths compared to other private insurers include our customer relationships, name recognition, reputation, the ancillary products and services that we provide to lenders, the strength of our management team and field organization and the depth of our database covering loans we have insured. We believe competition for bulk business is based principally on the premium rate and the portion of loans submitted for insurance that the insurers are willing to insure.

        The complaint in the RESPA litigation described in “- Pool Insurance” alleged, among other things, that captive mortgage reinsurance, agency pool insurance, and contract underwriting we provided violated RESPA.

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

        The mortgage insurance industry has historically viewed a financial strength rating of Aa3/AA- as critical to writing new business. In part this view has resulted from the mortgage insurer eligibility requirements of the GSEs, which each year purchase the majority of loans insured by us and the rest of the mortgage insurance industry. In addition, the Office of Federal Housing Enterprise Oversight, which is known as OFHEO, has a risk-based capital stress test for the GSEs. One of the elements of the stress test is that future claim payments made by a private mortgage insurer on GSE loans are reduced below the amount provided by the mortgage insurance policy to reflect the risk that the insurer will fail to pay. Claim payments from an insurer whose financial strength rating is “AAA” are subject to a 3.5% reduction over the 10-year period of the stress test; claim payments from a “AA” or “AA-” rated insurer are subject to a 8.75% reduction; and claim payments from an “A” or “A-” rated insurer are subject to a 14% reduction. The effect of the differentiation among insurers is to require the GSEs to have additional capital for coverage on loans provided by a private mortgage insurer whose financial strength rating is less than “AAA.” We believe the GSEs want to optimize utilization of their stress test capital. Because there are currently no “AAA” rated mortgage insurers, there is an incentive for the GSEs to use private mortgage insurance provided by an insurer that is rated not less than “AA-”. As a result of these considerations, a mortgage insurer that is rated less than Aa3/AA- may be competitively disadvantaged.

        The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated AA by Fitch Ratings. In late February 2008 Fitch announced that it was placing MGIC’s rating on “rating watch negative.” Fitch said “the present stressful mortgage environment has resulted in a modeled capital shortfall for [MGIC] at the ‘AA’ rating threshold. If within the next several months, MGIC is able to obtain additional capital resources to address this shortfall, Fitch would expect to affirm MGIC’s ratings, with a Negative Rating Outlook, reflecting the financial stress associated with the present mortgage environment. Assuming MGIC does not raise additional capital to support its franchise, Fitch will downgrade MGIC’s rating to ‘AA-’.”

        The financial strength of MGIC is rated AA- by Standard & Poor’s Rating Services and Aa2 by Moody’s Investors Service. Both rating agencies have announced that they are reviewing MGIC’s rating for possible downgrade. MGIC could be downgraded below Aa3/AA- when these reviews are concluded.

        In February 2008 Freddie Mac and Fannie Mae announced that they were temporarily suspending the portion of their eligibility requirements that impose additional restrictions on a mortgage insurer that is downgraded below Aa3/AA- if the affected insurer commits to submitting a complete remediation plan for their approval. Such remediation plans must be submitted within 90 days of the downgrade to Freddie Mac and within 30 days of the downgrade to Fannie Mae.

        For further information about the importance of our ratings, see the risk factor titled “Our financial strength rating could be downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.

        Contract Underwriting and Related Services

        We perform contract underwriting services for lenders in which we judge whether the data relating to the borrower and the loan contained in the lender’s mortgage loan application file comply with the lender’s loan underwriting guidelines. We also provide an interface to submit data to the automated underwriting systems of the GSEs, which independently judge the data. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. A material portion of our new insurance written through the flow channel in recent years involved loans for which we provided contract underwriting services. The complaint in the RESPA litigation described in “- Pool Insurance” alleged, among other things, that the pricing of contract underwriting provided by us violated RESPA.

        Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the years ended December 31, 2007, 2006 and 2005. However, a generally positive economic environment for residential real estate that continued until 2007 may have mitigated the effect of some of these costs, the claims for which may lag deterioration in the economic environment for residential real estate. There can be no assurance that contract underwriting remedies will not be material in the future.

        In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they are reviewing all mortgage insurers’ business justifications for activities, such as contract underwriting services, that have the potential for creating non-insurance related contingent liabilities.

        Risk Management

        We believe that mortgage credit risk is materially affected by:

•	the borrower’s credit strength, including the borrower’s credit history, debt-to-income ratios, and cash reserves and the willingness of a borrower with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home;

•	the loan product, which encompasses the loan-to-value ratio, the type of loan instrument, including whether the instrument provides for fixed or variable payments and the amortization schedule, the type of property and the purpose of the loan;

•	origination practices of lenders; and

•	the condition of the economy, including housing values and employment, in the area in which the property is located.

        We believe that, excluding other factors, claim incidence increases:

•	for loans with lower FICO credit scores compared to loans with higher FICO credit scores;

•	for loans with less than full underwriting documentation compared to loans with full underwriting documentation;

•	during periods of economic contraction and housing price depreciation, including when these conditions may not be nationwide, compared to periods of economic expansion and housing price appreciation;

•	for loans with higher loan-to-value ratios compared to loans with lower loan-to-value ratios;

•	for ARMs when the reset interest rate significantly exceeds the interest rate of loan origination;

•	for loans that permit the deferral of principal amortization compared to loans that require principal amortization with each monthly payment;

•	for loans in which the original loan amount exceeds the conforming loan limit compared to loans below that limit; and

•	for cash out refinance loans compared to rate and term refinance loans.

        Other types of loan characteristics relating to the individual loan or borrower may also affect the risk potential for a loan. The presence of a number of higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to lower the risk.

        We charge higher premium rates to reflect the increased risk of claim incidence that we perceive is associated with a loan, although not all higher risk characteristics are reflected in the premium rate. There can be no assurance that our premium rates adequately reflect the increased risk, particularly in a period of economic recession, slowing home price appreciation or housing price declines.

        Delegated Underwriting and GSE Automated Underwriting Approvals. Delegated underwriting is a program under which approved lenders are allowed to commit us to insure loans originated through the flow channel. During the last four years, a substantial majority of the loans insured by us through the flow channel were approved as a result of loan approvals by the automated underwriting services of the GSEs or through delegated underwriting programs, including those utilizing proprietary underwriting services. In the past, lenders were able to commit us to insure loans utilizing only their own underwriting guidelines and underwriting evaluation. In addition, from 2000 through January 2007, loans approved by the automated underwriting services of the GSEs were automatically approved for MGIC mortgage insurance. Beginning in 2007, certain loans that we perceive as having a high risk of claim may not be insured by us even though the loans were approved by these underwriting services. In 2008, we made additional underwriting changes that limited the types of loans that could be insured by lenders. As a result, our delegated underwriting program now allows lenders to commit us to insure only loans that meet our underwriting guidelines.

        Our risk management approach to this flow business has been to monitor periodically the credit quality of the overall mix of the loans we have recently insured in this manner. If as a result of our review we conclude that certain loans insured in this manner have a high risk of claim, we can decline to continue to insure loans having these characteristics or take other action, although these courses entail competitive risk.

        Bulk Transactions Risk Management. The premium for loans insured in a bulk transaction is determined by our evaluation of the credit risk of the loans included in the transaction based on information about the loans represented to us by the securitizer. We generally do not review individual loan files in advance of the issuance of an insurance commitment, but we do review an individual loan file at the time a claim is made to confirm that the loan involved in the claim generally conforms to the representations that were previously made. We have the right to rescind coverage for loans that do not conform to the representations.

        Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation

        The private mortgage insurance industry is exposed to the risk of catastrophic loss. Private mortgage insurers experienced substantial losses in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed, particularly on pool insurance. These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (1) severe regional recessions and attendant declines in property values in the nation’s energy producing states; (2) the lenders’ development of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (3) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.

        After the period described above, the private mortgage insurance industry experienced profitable insurance underwriting results through 2006. During the last several years of this period, the mortgage lending industry increasingly made home loans (1) at higher loan-to-value ratios and combined loan-to-value ratios, which take into account second mortgages as well as the loan-to-value ratios of first mortgages; (2) to individuals with higher risk credit profiles; and (3) based on less documentation and verification of information provided by the borrower. The premiums that private mortgage insurers charged during this period to insure loans with one or more of these characteristics resulted in profitable insurance underwriting results while housing markets were experiencing significant home price appreciation and the labor market was strong. However, when job creation and the housing markets began slowing in certain parts of the country in 2006 and, in some instances, experiencing home price depreciation, private mortgage insurers began suffering substantial losses, particularly with respect to loans with more than one of these characteristics.

        Defaults. The claim cycle on private mortgage insurance begins with the insurer’s receipt of notification of a default on an insured loan from the lender. We define a default as an insured loan with a mortgage payment that is 45 days or more past due. Lenders are required to notify us of defaults within 130 days after the initial default, although most lenders do so earlier. The incidence of default is affected by a variety of factors, including the level of borrower income growth, unemployment, divorce and illness, the level of interest rates, rates of housing price appreciation or depreciation and general borrower creditworthiness. Defaults that are not cured result in a claim to us. See “- Claims.” Defaults may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage.

        The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default, or default rate, as of December 31, 2003-2007:

Default Statistics for the MGIC Book

	December 31,
	2007	2006	2005	2004	2003
PRIMARY INSURANCE
Insured loans in force	1,437,432	1,283,174	1,303,084	1,413,678	1,551,331
Loans in default	107,120	78,628	85,788	85,487	86,372
Default rate - all loans	7.45%	6.13%	6.58%	6.05%	5.57%
Flow loans in default	61,352	42,438	47,051	44,925	45,259
Default rate - flow loans	4.99%	4.08%	4.52%	3.99%	3.76%
Bulk loans in force(2)	208,903	243,395	263,225	288,587	348,521
Bulk loans in default(2)	45,768	36,190	38,737	40,562	41,113
Default rate - bulk loans	21.91%	14.87%	14.72%	14.06%	11.80%
Prime loans in default(1)	49,333	36,727	41,395	39,988	40,902
Default rate - prime loans	4.33%	3.71%	4.11%	3.66%	3.46%
A-minus loans in default(1)	22,863	18,182	20,358	20,734	20,116
Default rate - A-minus loans	19.20%	16.81%	17.21%	15.00%	12.32%
Subprime loans in default(1)	12,915	12,227	13,762	14,150	14,841
Default rate - subprime loans	34.08%	26.79%	25.20%	22.78%	19.45%
Reduced documentation loans delinquent	22,009	11,492	10,273	10,615	10,513
Default rate - reduced doc loans	15.48%	8.19%	8.39%	8.89%	8.06%
POOL INSURANCE
Insured loans in force	757,114	766,453	767,920	790,935	1,035,696
Loans in default	25,224	20,458	23,772	25,500	28,135
Percentage of loans in default	3.33%	2.67%	3.10%	3.22%	2.72%

(1) We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to MGIC at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

(2) At December 31, 2007, 145,110 bulk loans in force and 39,704 bulk loans in default related to Wall Street bulk transactions.

        Different areas of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of loans we insured that were in default as of December 31, 2007, 2006 and 2005 for the 15 states for which we paid the most losses during 2007:

State Default Rates

	December 31,
	2007	2006	2005
Michigan	9.78%	9.07%	8.75%
California	13.60	6.31	3.61
Ohio	8.01	8.03	9.11
Texas	6.27	6.45	7.67
Florida	12.30	4.62	4.38
Georgia	8.79	8.07	8.97
Illinois	7.73	6.36	6.32
Minnesota	9.07	7.71	6.90
Indiana	6.77	6.80	7.59
Colorado	6.27	6.97	7.75
Massachusetts	7.42	5.68	4.90
Pennsylvania	6.40	6.62	7.02
Missouri	6.18	5.88	6.41
North Carolina	7.41	7.68	8.83
Wisconsin	4.70	4.31	4.57
Other states	6.18%	5.24%	6.08%

        The default inventory for the 15 states for which we paid the most losses during 2007, at the dates indicated, appears in the table below.

Default Inventory by State

	December 31,
	2007	2006	2005
Michigan	7,304	6,522	6,630
California	6,925	3,000	1,915
Ohio	6,901	6,395	7,269
Texas	7,103	6,490	7,850
Florida	12,548	4,526	4,473
Georgia	4,623	3,492	3,742
Illinois	5,435	4,092	4,149
Minnesota	2,478	1,820	1,678
Indiana	3,763	3,392	3,769
Colorado	1,534	1,354	1,564
Massachusetts	1,596	1,027	887
Pennsylvania	4,576	4,276	4,556
Missouri	2,149	1,789	1,979
North Carolina	3,118	2,723	3,123
Wisconsin	2,104	1,682	1,721
Other states	34,963	26,048	30,483

	107,120	78,628	85,788

        Claims. Claims result from defaults which are not cured. Whether a claim results from an uncured default principally depends on the borrower’s equity in the home at the time of default and the borrower’s, or the lender’s, ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage. Various factors affect the frequency and amount of claims, including local housing prices and employment levels, and interest rates.

        Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired good and marketable title to the underlying property through foreclosure. Depending on the applicable state foreclosure law, generally at least twelve months pass from the date of default to payment of a claim on an uncured default.

        Within 60 days after a claim has been filed and all documents required to be submitted to us have been delivered, we have the option of either (1) paying the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property, or (2) paying 100% of the claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us. After we receive title to properties, we sell them for our own account.

        Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are typically received during the first two years following issuance of coverage on a loan. This is typically followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination. Thereafter, the number of claims typically received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or housing price depreciation. Due in part to the subprime component of loans insured in bulk transactions, the peak claim period for bulk loans has generally occurred earlier than for prime loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 2007, 72% of the MGIC Book of primary insurance in force had been written on or after January 1, 2005, although a portion of that insurance arose from the refinancing of earlier originations. See “- Insurance In Force by Policy Year.”

        Another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan and local market conditions. The average claim severity on the MGIC Book primary insurance was $37,165 for 2007, compared to $28,228 in 2006 and $26,361 in 2005. The increase in average claim severity in 2007 was largely due to an increased concentration of claims in states that have larger average claims.

        Information about net claims we paid during 2005 through 2007 appears in the table below.

Net paid claims ($ millions)	2007	2006	2005
Prime (FICO 620 & >)	$332	$251	$253
A-Minus (FICO 575-619)	161	125	124
Subprime (FICO < 575)	101	68	70
Reduced doc (All FICOs)	190	81	83
Other	86	86	82

	$870	$611	$612

        Information regarding the 15 states for which we paid the most losses during 2007 appears in the table below.

Paid claims by state ($ millions)	2007	2006	2005
Michigan	$98.0	$73.8	$60.1
California	81.7	2.8	0.7
Ohio	73.2	71.5	67.4
Texas	51.1	48.9	57.2
Florida	37.7	4.4	6.2
Georgia	35.4	39.6	40.6
Illinois	34.9	20.5	22.8
Minnesota	33.6	16.0	9.7
Indiana	33.3	34.8	34.5
Colorado	31.6	30.1	27.5
Massachusetts	24.3	6.5	1.2
Pennsylvania	19.0	16.6	16.3
Missouri	17.4	14.9	14.9
North Carolina	16.6	21.4	26.3
Wisconsin	14.5	11.0	10.8
Other states	182.4	111.8	133.8

	784.7	524.6	530.0
Other (Pool, loss adjustment
expenses, other)	85.8	86.4	82.3

	$870.5	$611.0	$612.3

        Loss Mitigation. Before paying a claim, we review the loan file to determine whether we are required, under the applicable insurance policy, to pay the claim or whether we are entitled to reduce the amount of the claim. For example, many of our insurance policies do not require us to pay a claim, or allow us to reduce a claim, if under certain circumstances the property has sustained physical damage that has not been repaired, the servicer did not diligently pursue a foreclosure or bankruptcy relief in a timely manner, or the borrower failed to make the first mortgage payment.

        In addition, all of our insurance policies allow us to rescind coverage under certain circumstances. When we rescind coverage, we return all premiums previously paid to us under the policy and are relieved of our obligation to pay a claim under the policy. Because we review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur most often after we have received a claim. In 2005 and 2006, claims submitted to us on policies we rescinded represented less than 5% of our resolved claims during the year. Typically, we process claims in less than two months. However, because it takes significantly longer to process claims for which we are investigating whether we have a right to rescind coverage, we are not able to report on this percentage for 2007.

        Most of our rescissions involve material misrepresentations made, or fraud committed, in connection with the origination of a loan regarding information we received and relied upon when the loan was insured. All of our insurance policies allow us to rescind coverage if a material misrepresentation is knowingly made, or participated in, by a “first party” to the mortgage. First parties typically include the insured party, the lender, the originator, the mortgage loan broker, and escrow and settlement agents. Also, since mid-2004, any misrepresentations by appraisers and other valuers of the property are considered “first party” misrepresentations under our policies, whether or not knowingly made. Borrowers, real estate agents, sellers and builders are considered “third parties” under our insurance policies. Some, but not all, of our insurance policies allow us to rescind coverage and deny claims based upon material misrepresentations committed by third parties. Ultimately, our ability to rescind coverage for material misrepresentation requires a thorough investigation of the facts surrounding the origination of the insured mortgage loan and the discovery of sufficient evidence to prove the misrepresentation and the materiality of the misrepresentation. These types of investigations are very fact-intensive, can be more difficult in reduced documentation and no documentation loan scenarios and often depend on factors outside our control, including whether the borrower cooperates with our investigation.

        One of the loss mitigation techniques available to us is obtaining a deficiency judgment against the borrower and attempting to recover some or all of the paid claim from the borrower. However, ten states, including Illinois, Ohio, Texas and Wisconsin, prohibit mortgage guaranty insurance companies from obtaining deficiency judgments if the applicable property is a single-family home that the borrower lived in. In five other states, including California, deficiency judgments are effectively prohibited. Finally, some states, including, Florida, Indiana, Illinois and Ohio (when, in the latter two states, the circumstances prohibiting deficiency judgments do not apply), have a judicial foreclosure process in which a deficiency judgment is obtained. In our experience, the increased time and costs associated with separate actions to obtain a deficiency judgment usually outweigh the potential benefits of collecting the deficiency judgment. In recent years, recoveries on deficiency judgments have been less than 1% of our paid claims.

        Loss Reserves

        A significant period of time may elapse between the time when a borrower defaults on a mortgage payment, which is the event triggering a potential future claim payment by us, the reporting of the default to us and the eventual payment of the claim related to the uncured default. To recognize the liability for unpaid losses related to outstanding reported defaults, or default inventory, we establish loss reserves, representing the estimated percentage of defaults which will ultimately result in a claim, which is known as the claim rate, and the estimated severity of the claims which will arise from the defaults included in the default inventory. In accordance with GAAP for the mortgage insurance industry, we generally do not establish loss reserves for future claims on insured loans which are not currently in default.

        We also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (“loss adjustment expenses”), and for losses and loss adjustment expenses from defaults which have occurred, but which have not yet been reported to us.

        Our reserving process bases our estimates of future events on our past experience. However, estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree. For further information, see the risk factors titled “Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses, our earnings may be adversely affected by losses disproportionately in certain periods” and “Loss reserve estimates are subject to uncertainties and paid claims may substantially exceed our loss reserves” in Item 1A.

        After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date. We establish premium deficiency reserves, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. In the fourth quarter of 2007, we recorded premium deficiency reserves of $1,211 million relating to Wall Street bulk transactions remaining in our insurance in force. This amount is the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on these bulk transactions.

        For further information about loss reserves, see “Management’s Discussion and Analysis—Results of Operations—Losses” in Item 7 and Note 6 to our consolidated financial statements in Item 8.

        Geographic Dispersion

        The following table reflects the percentage of primary risk in force in the top 10 states and top 10 core-based statistical areas for the MGIC Book at December 31, 2007:

Dispersion of Primary Risk in Force

Top 10 States
1. Florida	8.9%
2. California	7.2
3. Texas	6.6
4. Illinois	4.8
5. Ohio	4.4
6. Michigan	4.2
7. Pennsylvania	4.1
8. Georgia	3.6
9. New York	3.2
10. Indiana	2.7

Total	49.7%

Top 10 Core-based statistical areas
1. Chicago-Naperville-Joliet	3.2%
2. Atlanta-Sandy Springs-Marietta	2.5
3. Phoenix-Mesa-Scottsdale	1.8
4. Houston-Baytown-Sugarland	1.8
5. Washington-Arlington-Alexandria	1.8
6. San Juan	1.7
7. Riverside-San Bernardino-Ontario	1.7
8. Los Angeles-Long Beach-Glendale	1.5
9. Miami-Miami Beach-Kendall	1.4
10. Minneapolis-St. Paul-Bloomington	1.4

Total	18.8%

        The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

        Insurance In Force by Policy Year

        The following table sets forth for the MGIC Book the dispersion of our primary insurance in force as of December 31, 2007, by year(s) of policy origination since we began operations in 1985:

Primary Insurance In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions of dollars)
1985-2000	$6,953	$531	$7,484	3.5%
2001	3,615	945	4,560	2.2
2002	7,513	1,473	8,986	4.2
2003	16,283	2,527	18,810	8.9
2004	17,194	2,735	19,929	9.4
2005	24,899	7,500	32,399	15.3
2006	31,766	13,757	45,523	21.5
2007	66,546	7,508	74,054	35.0

Total	$174,769	$36,976	$211,745	100.0%

        Risk In Force and Product Characteristics of Risk in Force

        At December 31, 2007 and 2006, 95% and 94%, respectively, of our risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of our primary risk in force as of December 31, 2007, by year(s) of policy origination since we began operations in 1985:

Primary Risk In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions of dollars)
1985-2000	$1,679	$118	$1,797	3.2%
2001	923	262	1,185	2.1
2002	1,947	421	2,368	4.2
2003	4,184	758	4,942	8.9
2004	4,536	781	5,317	9.5
2005	6,498	2,323	8,821	15.8
2006	8,136	4,289	12,425	22.3
2007	16,980	1,959	18,939	34.0

Total	$44,883	$10,911	$55,794	100.0%

        The following table reflects at the dates indicated the (1) total dollar amount of primary risk in force for the MGIC Book and (2) percentage of that primary risk in force, as determined on the basis of information available on the date of mortgage origination, by the categories indicated.

Characteristics of Primary Risk in Force

	December 31, 2007	December 31, 2006
Direct Risk in Force (In Millions):	$55,794	$47,079
Loan-to-value ratios:(1)
100s	30.1%	21.1%
95s	27.5	28.3
90s(2)	35.3	40.0
80s	7.1	10.6

Total	100.0%	100.0%

Loan Type:
Fixed(3)	86.4%	76.6%
Adjustable rate mortgages (“ARMs”)(4)	13.6	23.4

Total	100.0%	100.0%

Original Insured Loan Amount:(5)
Conforming loan limit and below	94.0%	93.2%
Non-conforming	6.0	6.8

Total	100.0%	100.0%

Mortgage Term:
15-years and under	1.2%	1.8%
Over 15 years	98.8	98.2

Total	100.0%	100.0%

Property Type:
Single-family(6)	89.9%	90.4%
Condominium	8.9	8.4
Other(7)	1.2	1.2

Total	100.0%	100.0%

Occupancy Status:
Primary residence	92.8%	91.9%
Second home	3.3	3.4
Non-owner occupied	3.9	4.7

Total	100.0%	100.0%

Documentation:
Reduced documentation(8)	14.7%	17.2%
Full documentation	85.3	82.8

Total	100.0%	100.0%

FICO Score:(9)
Prime (FICO 620 and above)	88.4%	85.6%
A Minus (FICO 575 - 619)	8.8	10.2
Subprime (FICO below 575)	2.8	4.2

Total	100.0%	100.0%

(1)	Loan-to-value ratio represents the ratio (expressed as a percentage) of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured and does not reflect subsequent housing price appreciation or depreciation. Subordinate mortgages may also be present. For purposes of the table, loan-to-value ratios are classified as in excess of 95% ( “100s”, a classification that includes 97% to 103% loan-to-value ratio loans); in excess of 90% loan-to-value ratio and up to 95% loan-to-value ratio (“95s”); in excess of 80% loan-to-value ratio and up to 90% loan-to-value ratio (“90s”); and equal to or less than 80% loan-to-value ratio (“80s”).

(2)	We include in our classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 2007 and 2006, 1.3% and 1.6%, respectively, of the primary risk in force consisted of these types of loans.

(3)	Includes fixed rate mortgages with temporary buydowns (where in effect the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan), ARMs in which the initial interest rate is fixed for at least five years and balloon payment mortgages (a loan with a maturity, typically five to seven years, that is shorter than the loan’s amortization period).

(4)	Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2007, 2006 and 2005, represented 4.5%, 5.5% and 3.0%, respectively, of primary risk in force. As indicated in note (3), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2007, 2006 and 2005, ARMs with loan-to-value ratios in excess of 90% represented 4.0%, 6.1% and 6.6%, respectively, of primary risk in force.

(5)	Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual adjustment and was $417,000 for 2006, 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008, subject to the FHA and the GSEs taking the steps necessary to implement this increase. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(6)	Includes townhouse-style attached housing with fee simple ownership.

(7)	Includes cooperatives and manufactured homes deemed to be real estate.

(8)	Reduced documentation loans, many of which are commonly referred to as “Alt-A” loans, are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2007, 2006 and 2005, reduced documentation loans represented 8.2%, 7.9% and 6.9%, respectively, of risk in force written through the flow channel and 41.2%, 42.3% and 32.5%, respectively of risk in force written through the bulk channel.

(9)	Represents the FICO score at loan origination. The weighted average FICO score at loan origination for new insurance written in 2007, 2006 and 2005 was 691, 690 and 681, respectively.

C. Other Business, International Expansion and Joint Ventures

        We provide various mortgage services for the mortgage finance industry, such as portfolio retention and secondary marketing of mortgage-related assets. Our eMagic.com LLC subsidiary provides an Internet portal through which mortgage industry participants can access products and services of wholesalers, investors and vendors necessary to make a home mortgage loan. Our Myers Internet Inc. subsidiary provides website hosting, design and marketing solutions for mortgage originators and real estate agents.

        We have assembled a team to evaluate potential expansion opportunities outside the United States. In June 2007, we wrote our first insurance policies in Australia and are targeting Canada as the next market in which we expand internationally.

        At December 31, 2007, we owned approximately 24.25% of the equity interest in Sherman. Sherman is a joint venture with its senior management and Radian Group Inc. Our ownership interest in Sherman reflects the September 2007 sale of certain interests in Sherman for approximately $240.8 million and the restructuring of Sherman’s ownership interests into a single class as part of the sale.

        At December 31, 2007, we owned approximately 45.5% of the equity interest in C-BASS. A third party has an option that expires in December 2014 to purchase 22.5% of C-BASS’ equity from us for an exercise price of $2.5 million. C-BASS is joint venture with its senior management and Radian Group Inc. As a result of the significant turmoil in the subprime mortgage market in 2007, C-BASS was not able to meet margin calls from its lenders in July 2007. Shortly thereafter, C-BASS stopped purchasing mortgages and mortgage securities and ceased its securitization activities. In connection with the determination of our results of operations for the third quarter of 2007, we wrote down our entire equity investment in C-BASS through an impairment charge of $466 million. In November 2007, C-BASS’s creditors agreed, subject to certain conditions, to a consensual, non-bankruptcy restructuring. The override agreement executed to effect the restructuring provides that C-BASS’s assets are to be paid out over time to its secured and unsecured creditors. In mid-July 2007 we lent C-BASS $50 million under an unsecured credit facility. During the fourth quarter of 2007 C-BASS incurred additional losses that required us to reduce the carrying value of the note to zero.

        For further information about C-BASS and Sherman, which are the principal joint ventures and investments included in the “Income from joint ventures, net of tax” line in our Consolidated Statement of Operations. See “Management’s Discussion and Analysis—Results of Consolidated Operations” in Item 7 and Note 8 to our consolidated financial statements in Item 8.

D. Investment Portfolio

        Policy and Strategy

        Approximately 68% of our investment portfolio is managed by either BlackRock, Inc. or Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio.

        Our current policies emphasize preservation of capital, as well as total return. Therefore, our investment portfolio consists almost entirely of high-quality, fixed-income investments. We seek liquidity through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates. Our investment policies in effect at December 31, 2007 limited investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. At that date, the maximum aggregate book value of the holdings of a single obligor or non-government money market mutual fund was:

U.S. government securities	No limit
Pre-refunded municipals escrowed in Treasury securities	No limit(1)
U.S. government agencies (in total)(2)	15% of portfolio market value
Securities rated “AA” or “AAA”	3% of portfolio market value
Securities rated “Baa” or “A”	2% of portfolio market value

(1)	No limit subject to liquidity considerations.

(2)	As used with respect to our investment portfolio, U.S. government agencies include GSEs, Federal Home Loan Banks and the Tennessee Valley Authority.

        At December 31, 2007, based on amortized cost, approximately 94.9% of our total fixed income investment portfolio was invested in securities rated “A” or better, with 74.7% rated “AAA” and 15.1% rated “AA,” in each case by at least one nationally recognized securities rating organization. For information related to the portion of our investment portfolio that is insured by financial guarantors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition” in Item 7.

        Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.

        Investment Operations

        At December 31, 2007, the market value of our investment portfolio was approximately $5.9 billion. At December 31, 2007, municipal securities represented 85.9% of the fair value of our total investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 2.9%, 15.5%, 20.7% and 60.9%, respectively, of the total book value of our investment in debt securities. Our after-tax yield for 2007 was 4.2%, compared to after-tax yields of 4.0% and 3.9% in 2006 and 2005, respectively.

        Our ten largest holdings at December 31, 2007 appear in the table below:

Market Value
($ thousands)
1. New York Sales Tax Asset Receivable
Corporation	$58,955
2. Montana St. Higher Student Asst	55,500
3. Chicago, Illinois General Obligations	49,534
4. Brazos Texas Higher Education	48,100
5. California State General Obligations	42,783
6. North Carolina Municipal Power	48,114
7. Indiana State General Obligations	40,891
8. Atlanta, Georgia Water & Wastewater	40,771
9. Illinois Regional Transportation Auth.	35,199
10. San Francisco, California City & County
General Obligations	33,081

$452,928

Note: This table excludes securities issued by U.S. government, U.S. government agencies, GSEs, Federal Home Loan Banks and the Tennessee Valley Authority.

        The sectors of our investment portfolio at December 31, 2007 appear in the table below:

Percentage of Portfolio’s Market Value
1. Municipal	85.18%
2. Asset Backed	5.14
3. Corporate	4.52
4. U.S. Treasuries	2.23
5. Foreign	1.47
6. Preferred Stock	0.69
7. Taxable Municipal	0.53
8. CAPCO	0.16
9. Equities	0.04
10. Affordable Hsg State Tax Credits	0.03

100.00%

        For further information concerning investment operations, see Note 4 to our consolidated financial statements in Item 8.

E. Regulation

        Direct Regulation

        We and our insurance subsidiaries, including MGIC, are subject to regulation by the insurance departments of the various states in which each insurance subsidiary is licensed to do business. The nature and extent of that regulation varies, but generally depends on statutes which delegate regulatory, supervisory and administrative powers to state insurance commissioners.

        In general, regulation of our subsidiaries’ business relates to:

•	licenses to transact business;

•	policy forms;

•	premium rates;

•	insurable loans;

•	annual and other reports on financial condition;

•	the basis upon which assets and liabilities must be stated;

•	requirements regarding contingency reserves equal to 50% of premiums earned;

•	minimum capital levels and adequacy ratios;

•	reinsurance requirements;

•	limitations on the types of investment instruments which may be held in an investment portfolio;

•	the size of risks and limits on coverage of individual risks which may be insured;

•	deposits of securities;

•	limits on dividends payable; and

•	claims handling.

Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a discussion of a February 1, 1999 circular letter from the New York Insurance Department and a January 31, 2000 letter from the Illinois Department of Insurance, see “The MGIC Book—Types of Product—Pool Insurance” and “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A. For a description of limits on dividends payable, see “Management’s Discussion and Analysis—Liquidity and Capital Resources” in Item 7 and Note 11 to our consolidated financial statements in Item 8.

        Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators. In February 2006, the New York Insurance Department requested that we review our premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why that experience would not alter rates. In March 2006, we advised the New York Insurance Department that we believe that our premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce, which regulates insurance, we provided the department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the Minnesota Department of Commerce.

        A number of states limit the amount of insurance risk which may be written by a private mortgage insurer, commonly known as the “risk-to-capital” requirement. Some states’ limits are 25 times the insurer’s total policyholders’ reserves, and other states, including Wisconsin, have formula-based limits that typically result in limits somewhat higher or lower than 25.

        We are required to establish a contingency loss reserve in an amount equal to 50% of earned premiums. These amounts cannot be withdrawn for a period of 10 years, except under certain circumstances.

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

        Wisconsin’s insurance regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the Office of the Commissioner of Insurance of Wisconsin. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities. In addition, the insurance regulations of other states in which MGIC is a licensed insurer require notification to the state’s insurance department a specified time before a person acquires control of us. If regulators in these states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated. The Office of the Comptroller of the Currency is the primary regulator of Credit One Bank, whose holding company is owned by Sherman. Under the Change in Bank Control Act and the regulations of the Office of the Comptroller of the Currency, any person who acquires 25% or more of our voting securities would be deemed to control Credit One Bank, and, under certain circumstances, any person who acquires 10% or more of our voting securities might be deemed to control Credit One Bank. In either case, that acquiring person would be required to seek the approval of the Office of the Comptroller of the Currency prior to achieving that ownership threshold.

        As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs. These requirements are subject to change from time to time. Currently, we are an approved mortgage insurer for both Freddie Mac and Fannie Mae but our longer term eligibility could be negatively affected as discussed under “Our financial strength rating could be downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A. In addition, private mortgage insurers may be affected to the extent Fannie Mae or Freddie Mac assumes default risk for itself that would otherwise be insured, changes current guarantee fee arrangements, including as a result of primary mortgage insurance coverage being restructured as described under “The MGIC Book—Types of Product—Primary Insurance,” allows alternative credit enhancement, alters or liberalizes underwriting guidelines on low down payment mortgages they purchase, or otherwise changes its business practices or processes with respect to mortgages. For more information about the impact that Freddie Mac and Fannie Mae have on our business, see “Changes in the business practices of Fannie Mae and Freddie Mac could reduce our revenues or increase our losses” in Item 1A.

        Fannie Mae has issued primary mortgage insurance master policy guidelines applicable to us and all other Fannie Mae-approved private mortgage insurers, establishing certain minimum terms of coverage necessary in order for an insurer to be eligible to insure loans purchased by Fannie Mae. The terms of our master policy comply with these guidelines.

        The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated AA- by Standard & Poor’s Rating Services, Aa2 by Moody’s Investors Service and AA by Fitch Ratings. MGIC could be downgraded below Aa3/AA- by one or more of these rating agencies. In addition, one or more ratings agencies could also require that, to avoid a downgrade, we raise additional capital for MGIC within a relatively short period or take other actions. For further information about the importance of our ratings, see the risk factor Risk Factor titled “Our financial strength rating could be downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand extreme loss scenarios under assumptions determined by the rating agency, rating agencies review a mortgage insurer’s historical and projected operating performance, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.

        Indirect Regulation

        We are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and the Veteran’s Administration, and lenders. Private mortgage insurers, including MGIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended to affect competition from government agencies. Proposals are discussed from time to time by Congress and certain federal agencies to reform or modify the FHA and the Government National Mortgage Association, which securitizes mortgages insured by the FHA.

        Subject to certain exceptions, in general, RESPA prohibits any person from giving or receiving any “thing of value” pursuant to an agreement or understanding to refer settlement services. See “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A.

        The Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Federal Reserve Board, and the Federal Deposit Insurance Corporation have uniform guidelines on real estate lending by insured lending institutions under their supervision. The guidelines specify that a residential mortgage loan originated with a loan-to-value ratio of 90% or greater should have appropriate credit enhancement in the form of mortgage insurance or readily marketable collateral, although no depth of coverage percentage is specified in the guidelines.

        Lenders are subject to various laws, including the Home Mortgage Disclosure Act, the Community Reinvestment Act and the Fair Housing Act, and Fannie Mae and Freddie Mac are subject to various laws, including laws relating to government sponsored enterprises, which may impose obligations or create incentives for increased lending to low and moderate income persons, or in targeted areas.

        There can be no assurance that other federal laws and regulations affecting these institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry. In this regard, see the risk factor titled “Net premiums written could be adversely affected if the Department of Housing and Urban Development reproposes and adopts a regulation under the Real Estate Settlement Procedures Act that is equivalent to a proposed regulation that was withdrawn in 2004” in Item 1A.

F. Employees

        At December 31, 2007, we had approximately 1,250 full- and part-time employees, of whom approximately 31% were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call”employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.

G. Website Access

        We make available, free of charge, through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these materials with the Securities and Exchange Commission. The address of our website is www.mgic.com, and such reports and amendments are accessible through the “Investor” and “Stockholder Information” links at such address.

Item 1A. Risk Factors.

        Forward-Looking Statements and Risk Factors

        Our revenues and losses may be affected by the risk factors discussed below that are applicable to us, and our income from joint ventures could be affected by the risk factors discussed below that are applicable to Sherman. These risk factors are an integral part of this annual report.

        These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as we “believe”, “anticipate”, or “expect”, or words of similar import, are forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. No investor should rely on the fact that such statements are current at any time other than the time at which this annual report was filed with the Securities and Exchange Commission.

        A downturn in the domestic economy or deterioration in home prices in the segment of the market we serve may result in more homeowners defaulting and our losses increasing.

        Losses result from events that reduce a borrower’s ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. Favorable economic conditions generally reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home. Housing values may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on mortgage credit due to more stringent underwriting standards or other factors. Recently, the residential mortgage market in the United States has experienced a variety of worsening economic conditions and housing prices in many areas have declined or stopped appreciating after extended periods of significant appreciation. A significant deterioration in economic conditions or an extended period of flat or declining housing values may result in increased losses which would materially affect our results of operations and financial condition.

        The mix of business we write also affects the likelihood of losses occurring.

        Certain types of mortgages have higher probabilities of claims. These segments include loans with loan-to-value ratios over 95% (including loans with 100% loan-to-value ratios), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or total debt-to-income ratios of 38% or higher, as well as loans having combinations of higher risk factors. In recent years, the percentage of our volume written on a flow basis that includes these segments has continued to increase. As of December 31, 2007, approximately 57.6% of our primary risk in force consisted of loans with loan-to-value ratios equal to or greater than 95%, 11.6% with FICO credit scores below 620, and 14.7% with limited underwriting, including limited borrower documentation.

        As of December 31, 2007, approximately 5% of our primary risk in force written through the flow channel, and 53% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. We believe that when the reset interest rate significantly exceeds the interest rate at loan origination, claims on ARMs would be substantially higher than for fixed rate loans. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we believe the volume of “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs, increased in 2005 and 2006 and remained at these levels during the first half of 2007, before declining in the second half of 2007. Because interest-only loans and pay option ARMs are a relatively recent development, we have no meaningful data on their historical performance. We believe claim rates on certain of these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

        Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for actual losses from these loans.

        Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses, our earnings may be adversely affected by losses disproportionately in certain periods.

        In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default that have not yet been reported to us by the servicers (this is what is referred to as “IBNR” in the mortgage insurance industry). We establish reserves using estimated claims rates and claims amounts in estimating the ultimate loss. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements, except in the case where a premium deficiency exists. As a result, future losses may have a material impact on future results as losses emerge.

        Loss reserve estimates are subject to uncertainties and paid claims may substantially exceed our loss reserves.

        We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. The estimated claim rates and claim amounts represent what we believe best reflect the estimate of what will actually be paid on the loans in default as of the reserve date.

        The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may be substantially higher than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could materially reduce our ability to mitigate potential loss through property acquisition and resale or expose us to greater loss on resale of properties obtained through the claim settlement process. Changes to our estimates could result in material changes to our results of operations, even in a stable economic environment and there can be no assurance that actual claims paid by us will not substantially exceed our loss reserves.

        Our shareholders’ equity could fall below $2.250 billion, the minimum requirement of our bank debt.

        We have drawn the entire $300 million available under our bank revolving credit facility which matures in March 2010. This facility requires that we maintain shareholders’equity of $2.250 billion. At December 31, 2007, our shareholders’ equity was $2.594 billion. We expect we will have a net loss in 2008, with the result that we expect our shareholders’ equity to decline. While our current forecast of our 2008 net loss would not reduce our shareholders’ equity below $2.250 billion, there can be no assurance that our actual results will not be materially worse than our forecast or that losses in future years, if they occur, will not reduce our shareholders’ equity below $2.250 billion. In addition, regardless of our results of operations, our shareholders’equity would be reduced to the extent the carrying value of our investment portfolio declines from its carrying value at December 31, 2007 due to market value adjustments and to the extent we pay dividends to our shareholders. At December 31, 2007, the modified duration of our fixed income portfolio was 4.8 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.8% (approximately $280 million) in the market value of this portfolio. For an upward shift in the yield curve, the market value of this portfolio would decrease and for a downward shift in the yield curve, the market value would increase. At our current annual dividend rate, approximately $8.2 million would be paid in dividends in 2008.

        If we did not meet the minimum shareholders’ equity requirement and are not successful obtaining an agreement from banks holding a majority of the debt outstanding under the facility to change (or waive) this requirement, banks holding a majority of the debt outstanding under the facility would have the right to declare the entire amount of the outstanding debt due and payable. If the debt under our bank facility were accelerated in this manner, the holders of 25% or more of our publicly traded $200 million 5.625% Senior Notes due in September 2011, and the holders of 25% or more of our publicly traded $300 million 5.375% Senior Notes due in November 2015, each would have the right to accelerate the maturity of that debt. In addition, the Trustee of these two issues of Senior Notes, which is also a lender under our bank credit facility, could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes. In the event the amounts owing under our revolving credit facility or any series of our outstanding senior notes are accelerated, we may not have sufficient funds to repay any such amounts.

        The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.

        We set premiums at the time a policy is issued based on our expectations regarding likely performance over the long-term. Generally, we cannot cancel the mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. The premiums we charge, and the associated investment income, may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial condition.

        On January 22, 2008, we announced that we had decided to stop writing the portion of our bulk business that insures loans which are included in Wall Street securitizations because the performance of loans included in such securitizations deteriorated materially in the fourth quarter of 2007 and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. On February 13, 2008, we announced that we had established a premium deficiency reserve of approximately $1.2 billion. This amount is the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on these bulk transactions.

        There can be no assurance that additional premium deficiency reserves on other portions of our insurance portfolio will not be required.

        The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.

        These alternatives to private mortgage insurance include:

•	lenders and other investors holding mortgages in portfolio and self-insuring,

•	investors using credit enhancements other than private mortgage insurance, using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, or accepting credit risk without credit enhancement,

•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration, and

•	lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio that has private mortgage insurance.

        Our financial strength rating could be downgraded below Aa3/AA-, which could reduce the volume of our new business writings.

        The mortgage insurance industry has historically viewed a financial strength rating of Aa3/AA- as critical to writing new business. In part this view has resulted from the mortgage insurer eligibility requirements of the GSEs, which each year purchase the majority of loans insured by us and the rest of the mortgage insurance industry. The eligibility requirements define the standards under which the GSEs will accept mortgage insurance as a credit enhancement on mortgages they acquire. These standards impose additional restrictions on insurers that do not have a financial strength rating of at least Aa3/AA-. These restrictions include not permitting such insurers to engage in captive reinsurance transactions with lenders. For many years, captive reinsurance has been an important means through which mortgage insurers compete for business from lenders, including lenders who sell a large volume of mortgages to the GSEs. In February 2008 Freddie Mac and Fannie Mae announced that they were temporarily suspending the portion of their eligibility requirements that impose additional restrictions on a mortgage insurer that is downgraded below Aa3/AA- if the affected insurer commits to submitting a complete remediation plan for their approval. Such remediation plans must be submitted within 90 days of the downgrade to Freddie Mac and within 30 days of the downgrade to Fannie Mae. There can be no assurance that Freddie Mac and Fannie Mae will continue the suspension of these eligibility requirements or that, if we are downgraded below Aa3/AA-, we will be able to submit acceptable remediation plans to them in a timely manner.

        Apart from the effect of the eligibility requirements of the GSEs, we believe lenders who hold mortgages in portfolio and choose to obtain mortgage insurance on the loans assess a mortgage insurer’s financial strength rating as one element of the process through which they select mortgage insurers. As a result of these considerations, a mortgage insurer that is rated less than Aa3/AA- may be competitively disadvantaged.

        The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated AA by Fitch Ratings. In late February 2008 Fitch announced that it was placing MGIC’s rating on “rating watch negative.” Fitch said “the present stressful mortgage environment has resulted in a modeled capital shortfall for [MGIC] at the ‘AA’ rating threshold. If within the next several months, MGIC is able to obtain additional capital resources to address this shortfall, Fitch would expect to affirm MGIC’s ratings, with a Negative Rating Outlook, reflecting the financial stress associated with the present mortgage environment. Assuming MGIC does not raise additional capital to support its franchise, Fitch will downgrade MGIC’s rating to ‘AA-'.”

        The financial strength of MGIC is rated AA- by Standard & Poor’s Rating Services and Aa2 by Moody’s Investors Service. Both rating agencies have announced that they are reviewing MGIC’s rating for possible downgrade. MGIC could be downgraded below Aa3/AA- when these reviews are concluded.

        Standard &Poor’s and Moody’s could also require that, to avoid a downgrade, we raise additional capital for MGIC within a relatively short period or take other actions. We cannot predict whether these rating agencies will require us to raise more capital for MGIC to avoid a downgrade. If we seek to raise more capital, we also cannot predict whether we will be successful in raising it or, if we are successful, that the capital we raise will be sufficient to maintain our ratings.

        Additional capital that we raise could dilute your ownership in our company and may cause the market price of our common shares to fall.

        We have retained an advisor to assist us in exploring alternatives to increasing our capital. Any additional capital raised through the sale of equity will dilute your ownership percentage in our company and may decrease the market price of our common shares. Furthermore, the securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares. Any additional financing we may need may not be available on terms favorable to us, or at all.

        Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.

        Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but also with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender. As discussed under “- We are subject to risk from private litigation and regulatory proceedings” below, we provided information to the New York Insurance Department and the Minnesota Department of Commerce about captive mortgage reinsurance arrangements. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

        Our relationships with our customers could be adversely affected by a variety of factors, including the adoption of our new underwriting guidelines, which will result in our declining to insure some of the loans originated by our customers.

        While the mortgage insurance industry has not had new entrants in many years, it is possible that positive business fundamentals combined with the deterioration of the financial strength ratings of the existing mortgage insurance companies could encourage the formation of start-up mortgage insurers.

        If interest rates decline, house prices appreciate or mortgage insurance cancellation requirements change, the length of time that our policies remain in force could decline and result in declines in our revenue.

        In each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. The factors affecting the length of time our insurance remains in force include:

•	the level of current mortgage interest rates compared to the mortgage coupon rates on the insurance in force, which affects the vulnerability of the insurance in force to refinancings, and

•	mortgage insurance cancellation policies of mortgage investors along with the rate of home price appreciation experienced by the homes underlying the mortgages in the insurance in force.

        During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At December 31, 2007 persistency was at 76.4%, compared to the record low of 44.9% at September 30, 2003. Over the past several years, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate environment favorable to persistency improvement, we do not expect persistency will reach its December 31, 1990 level.

        If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.

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

        The majority of our insurance written through the flow channel is for loans sold to Fannie Mae and Freddie Mac, each of which is a government sponsored entity, or GSE. As a result, the business practices of the GSEs, affect the entire relationship between them and mortgage insurers and include:

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

        In addition, both Fannie Mae and Freddie Mac have policies which provide guidelines on terms under which they can conduct business with mortgage insurers with financial strength ratings below Aa3/AA-. In February 2008 Fannie Mae and Freddie Mac announced that they were temporarily suspending the portion of their eligibility requirements that impose additional restrictions on a mortgage insurer that is downgraded below Aa3/AA- if the affected insurer commits to submitting a complete remediation plan for their approval. Such remediation plans must be submitted within 90 days of the downgrade to Freddie Mac and within 30 days of the downgrade to Fannie Mae. There can be no assurances that Freddie Mac and Fannie Mae will continue the suspension of these eligibility requirements or that, if we are downgraded below Aa3/AA-, we will be able to submit acceptable remediation plans to them in a timely manner.

        We are subject to the risk of private litigation and regulatory proceedings.

        Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. In recent years, seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in late December 2004 following denial of class certification in June 2004. Since December 2006, class action litigation was separately brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. While we are not a defendant in any of these cases, there can be no assurance that we will not be subject to future litigation under RESPA or FCRA or that the outcome of any such litigation would not have a material adverse effect on us.

        In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce, which regulates insurance, we provided the department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the Minnesota Department of Commerce. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

        In October 2007, the Division of Enforcement of the Securities and Exchange Commission requested that we voluntarily furnish documents and information primarily relating to C-BASS, the now-terminated merger with Radian and the subprime mortgage assets “in the Company’s various lines of business.” We are in the process of providing responsive documents and information to the Securities and Exchange Commission.

        The Internal Revenue Service has proposed significant adjustments to our taxable income for 2000 through 2004.

        The Internal Revenue Service has been conducting an examination of our federal income tax returns for taxable years 2000 though 2004. On June 1, 2007, as a result of this examination, we received a revenue agent report. The adjustments reported on the revenue agent report would substantially increase taxable income for those tax years and resulted in the issuance of an assessment for unpaid taxes totaling $189.5 million in taxes and accuracy related penalties, plus applicable interest. We have agreed with the Internal Revenue Service on certain issues and paid $10.5 million in additional taxes and interest. The remaining open issue relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits, or REMICs. This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The Internal Revenue Service has indicated that it does not believe, for various reasons, that we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process may take some time and a final resolution may not be reached until a date many months or years into the future. In July 2007, we made a payment on account of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. We believe, after discussions with outside counsel about the issues raised in the revenue agent report and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result from these notices. If the outcome of this matter results in payments that differ materially from our expectations, it could have a material impact on our effective tax rate, results of operations and cash flows.

        Net premiums written could be adversely affected if the Department of Housing and Urban Development reproposes and adopts a regulation under the Real Estate Settlement Procedures Act that is equivalent to a proposed regulation that was withdrawn in 2004.

        Department of Housing and Urban Development, or HUD, regulations under RESPA prohibit paying lenders for the referral of settlement services, including mortgage insurance, and prohibit lenders from receiving such payments. In July 2002, HUD proposed a regulation that would exclude from these anti-referral fee provisions settlement services included in a package of settlement services offered to a borrower at a guaranteed price. HUD withdrew this proposed regulation in March 2004. Under the proposed regulation, if mortgage insurance were required on a loan, the package must include any mortgage insurance premium paid at settlement. Although certain state insurance regulations prohibit an insurer’s payment of referral fees, had this regulation been adopted in this form, our revenues could have been adversely affected to the extent that lenders offered such packages and received value from us in excess of what they could have received were the anti-referral fee provisions of RESPA to apply and if such state regulations were not applied to prohibit such payments.

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

        In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (the Basel I), which set out international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the Basel Committee issued an update to Basel I (as revised in November 2005, Basel II). Basel II, which is scheduled to become effective in the United States and many other countries in 2008, affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities.

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

        Our international operations may subject us to numerous risks.

        We have committed significant resources to begin international operations, initially in Australia, where we started to write business in June 2007. We plan to expand our international activities to other countries, including Canada. Accordingly, in addition to the general economic and insurance business-related factors discussed above, we are subject to a number of risks associated with our international business activities, including: dependence on regulatory and third-party approvals, changes in rating or outlooks assigned to our foreign subsidiaries by rating agencies, economic downturns in targeted foreign mortgage origination markets, foreign currency exchange rate fluctuations; and interest-rate volatility in a variety of countries. Any one or more of the risks listed above could limit or prohibit us from developing our international operations profitably. In addition, we may not be able to effectively manage new operations or successfully integrate them into our existing operations.

        We are susceptible to disruptions in the servicing of mortgage loans that we insure.

        We depend on reliable, consistent third-party servicing of the loans that we insure. A recent trend in the mortgage lending and mortgage loan servicing industry has been towards consolidation of loan servicers. This reduction in the number of servicers could lead to disruptions in the servicing of mortgage loans covered by our insurance policies. This, in turn, could contribute to a rise in delinquencies among those loans and could have a material adverse effect on our business, financial condition and operating results. Additionally, increasing delinquencies have strained the resources of servicers, reducing their ability to undertake mitigation efforts that could help limit our losses.

        Our income from our Sherman joint venture could be adversely affected by uncertain economic factors impacting the consumer sector.

        Sherman is principally engaged in purchasing and collecting for its own account delinquent consumer receivables, which are primarily unsecured, and in originating and servicing subprime credit card receivables. Sherman’s results are sensitive to its ability to purchase receivable portfolios on favorable terms and to service those receivables such that it meets its return targets. In addition, the volume of credit card originations and the related returns on the credit card portfolio are impacted by general economic conditions and consumer behavior. Sherman’s operations are principally financed with debt under credit facilities. Recently there has been a general tightening in credit markets, with the result that lenders are generally becoming more restrictive in the amount of credit they are willing to provide and in the terms of credit that is provided. Credit tightening could adversely impact Sherman’s ability to obtain sufficient funding to expand its business and could increase the cost of funding that is obtained.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

        At December 31, 2007, we leased office space in various cities throughout the United States under leases expiring between 2008 and 2013 and which required annual rentals of $2.8 million in 2007.

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

        For information about the risk of certain legal proceedings, see the text under “We are subject to the risk of private litigation and regulatory proceedings” under “Risk factors” in Item 1A, which is incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers

        Certain information with respect to our executive officers as of February 29, 2008 is set forth below:

Name and Age	Title
Curt S. Culver, 55	Chairman of the Board and Chief Executive Officer of MGIC Investment Corporation and
MGIC; Director of MGIC Investment Corporation and MGIC
Patrick Sinks, 51	President and Chief Operating Officer of MGIC Investment Corporation and MGIC
J. Michael Lauer, 63	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation
and MGIC
Lawrence J. Pierzchalski, 55	Executive Vice President- Risk Management of MGIC
Jeffrey H. Lane, 58	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation
and MGIC
James A. Karpowicz, 60	Senior Vice President-Chief Investment Officer and Treasurer of MGIC Investment
Corporation and MGIC
Michael G. Meade, 58	Senior Vice President-Information Services and Chief Information Officer of MGIC

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

        Mr. Lauer has served as our and MGIC’s Executive Vice President and Chief Financial Officer since March 1989.

        Mr. Pierzchalski has served as Executive Vice President-Risk Management of MGIC since May 1996 and prior thereto as Senior Vice President-Risk Management or Vice President-Risk Management of MGIC from April 1990 to May 1996. From March 1985 to April 1990, he held various management positions with MGIC in the areas of market research, corporate planning and risk management.

        Mr. Lane has served as our and MGIC’s Executive Vice President, General Counsel and Secretary since January 2008 and prior thereto as our Senior Vice President, General Counsel and Secretary from August 1996 to January 2008. For more than five years prior to his joining us, Mr. Lane was a partner of Foley & Lardner, a law firm headquartered in Milwaukee, Wisconsin.

        Mr. Karpowicz has served as our and MGIC’s Senior Vice President–Chief Investment Officer and Treasurer since January, 2005 and has been Treasurer since 1998. From 1986 to January, 2005, he held various positions within MGIC’s investment operations organization, the last of which was Vice President.

        Mr. Meade has served as MGIC’s Senior Vice President–Information Services and Chief Information Officer since February 1992. From 1985 to 1992 he held various positions within MGIC’s information services organization, the last of which was Vice President–Information Services.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

        (a) Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.”The following table sets forth for 2006 and 2007 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

	2006		2007
Quarter	High	Low	High	Low
First	$72.73	$62.01	$68.96	$53.90
Second	71.48	63.05	66.46	53.61
Third	65.29	53.96	57.94	27.28
Fourth	63.50	56.22	36.71	16.18

        In 2006 and 2007, we declared and paid the following cash dividends:

	2006	2007
Quarter
First	$.25	$.250
Second	.25	.250
Third	.25	.250
Fourth	.25	.025

	$1.00	$0.775

        The payment of future dividends is subject to the discretion of our Board and will depend on many factors, including our operating results, financial condition and capital position. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. For a discussion of these restrictions, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this annual report and Note 11 to our consolidated financial statements in Item 8, which are incorporated by reference.

        As of February 15, 2008, the number of shareholders of record was 143. In addition, we estimate there are more than 200,000 beneficial owners of shares held by brokers and fiduciaries.

        Information regarding equity compensation plans is contained in Item 12.

        (b)  Not applicable.

        (c) We did not repurchase any shares of Common Stock during the fourth quarter of 2007.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands of dollars, except per share data)
Summary of Operations
Revenues:
Net premiums written	$1,345,794	1,217,236	$1,252,310	$1,305,417	$1,364,631

Net premiums earned	$1,262,390	1,187,409	$1,238,692	$1,329,428	$1,366,011
Investment income, net	259,828	240,621	228,854	215,053	202,881
Realized investment gains (losses), net	142,195	(4,264)	14,857	17,242	36,862
Other revenue	28,793	45,403	44,127	50,970	79,657

Total revenues	1,693,206	1,469,169	1,526,530	1,612,693	1,685,411

Losses and expenses:
Losses incurred, net	2,365,423	613,635	553,530	700,999	766,028
Change in premium deficiency reserves	1,210,841	--	--	--	--
Underwriting and other expenses	309,610	290,858	275,416	278,786	302,473
Interest expense	41,986	39,348	41,091	41,131	41,113

Total losses and expenses	3,927,860	943,841	870,037	1,020,916	1,109,614

(Loss) income before tax and joint ventures	(2,234,654)	525,328	656,493	591,777	575,797
(Credit) provision for income tax	(833,977)	130,097	176,932	159,348	146,027
(Loss) income from joint ventures, net of tax	(269,341)	169,508	147,312	120,757	64,109

Net (loss) income	$(1,670,018)	564,739	$626,873	$553,186	$493,879

Weighted average common shares outstanding (in
thousands)	81,294	84,950	92,443	98,245	99,022

Diluted (loss) earnings per share	$(20.54)	6.65	$6.78	$5.63	$4.99

Dividends per share	$0.775	1.00	$.525	$.2250	$.1125

Balance sheet data
Total investments	$5,896,233	5,252,422	$5,295,430	$5,418,988	$5,067,427
Total assets	7,716,361	6,621,671	6,357,569	6,380,691	5,917,387
Loss reserves	2,642,479	1,125,715	1,124,454	1,185,594	1,061,788
Premium deficiency reserves	1,210,841	--	--	--	--
Short- and long-term debt	798,250	781,277	685,163	639,303	599,680
Shareholders’ equity	2,594,343	4,295,877	4,165,055	4,143,639	3,796,902
Book value per share	31.72	51.88	47.31	43.05	38.58

	Year Ended December 31,
	2007	2006	2005	2004	2003
New primary insurance written ($ millions)	$76,806	$58,242	$61,503	$62,902	$96,803
New primary risk written ($ millions)	19,632	15,937	16,836	16,792	25,209
New pool risk written ($ millions)(1)	211	240	358	208	862
Insurance in force (at year-end) ($ millions)
Direct primary insurance	211,745	176,531	170,029	177,091	189,632
Direct primary risk	55,794	47,079	44,860	45,981	48,658
Direct pool risk(1)	2,800	3,063	2,909	3,022	2,895
Primary loans in default ratios
Policies in force	1,437,432	1,283,174	1,303,084	1,413,678	1,551,331
Loans in default	107,120	78,628	85,788	85,487	86,372
Percentage of loans in default	7.45%	6.13%	6.58%	6.05%	5.57%
Percentage of loans in default-- bulk	21.91%	14.87%	14.72%	14.06%	11.80%
Insurance operating ratios (GAAP)
Loss ratio	187.3%	51.7%	44.7%	52.7%	56.1%
Expense ratio(2)	15.8%	17.0%	15.9%	14.6%	14.1%

Combined ratio	203.1%	68.7%	60.6%	67.3%	70.2%

Risk-to-capital ratio (statutory)
Combined insurance companies	11.9:1	7.5:1	7.4:1	7.9:1	9.4:1

(1)	Represents contractual aggregate loss limits and, for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, for $4.1 billion, $4.4 billion, $5.0 billion, $4.9 billion and $4.9 billion, respectively, of risk without such limits, risk is calculated at $2 million, $4 million, $51 million, $65 million and $192 million, respectively, for new risk written and $475 million, $473 million, $469 million, $418 million and $353 million, respectively, for risk in force, the estimated amount that would credit enhance these loans to a “AA”level based on a rating agency model.

(2)	The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio, expressed as a percentage, of the combined insurance operations underwriting expenses to net premiums written.

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

        During 2007, we were particularly affected by

•	a premium deficiency reserve we recorded in the fourth quarter that covers the portion of our bulk writings that insured loans included in home equity securitizations by Wall Street firms and that, given the performance of this portion of our business, we have discontinued,

•	the impairment of our entire equity investment in C-BASS during the third quarter, and

•	the proposed merger with Radian Group Inc., which the two companies agreed to in the first quarter and terminated in the third quarter.

        Each of these events is discussed below. This Overview also discusses changes in the home mortgage lending environment that occurred in 2007 and how the lines in our statement of operations are affected by various factors in the secular environment.

General Business Environment

        Growth in U.S. residential mortgage debt outstanding was particularly strong between 2001 and mid-2006. This strength was driven primarily by record home sales, strong home price appreciation and historically low interest rates. The private mortgage insurance industry experienced profitable insurance underwriting results during this period, when the labor market was also strong except for pockets of weakness in areas affected by downsizings in the auto industry.

        During the last several years of this period and continuing through 2007, the mortgage lending industry increasingly made home loans (1) at higher loan-to-value ratios and higher combined loan-to-value ratios, which take into account second mortgages as well as the loan-to-value ratios of first mortgages; (2) to individuals with higher risk credit profiles; and (3) based on less documentation and verification of information provided by the borrower.

        Beginning in late 2006, job creation and the housing markets began slowing in certain parts of the country, with some areas experiencing home price declines. These and other conditions resulted in significant adverse developments for us and our industry that were manifested in the second half of 2007, including:

•	increasing defaults by homeowners;

•	increases, across the country, in the rate at which loans in default eventually resulted in a claim, with significant increases in large markets such as California and Florida; and

•	increases in the average amount paid on a claim, driven by higher average insured loan sizes and the inability to mitigate losses through the sale of properties in some regions due to slowing home price appreciation or housing price declines.

        As a result, mortgage lenders, financial institutions and we and other private mortgage insurers began incurring significant credit losses, particularly with respect to loans with multiple high-risk characteristics referred to above. In 2007, compared to 2006, our losses incurred increased to $2,365 million from $614 million, our earnings fell to a net loss of $1,670 million compared to net earnings of $565 million and our year-end default inventory increased to 107,120 loans from 78,628.

        In early 2007, we changed our underwriting standards and ceased writing insurance on a limited set of loans even though these loans were approved under the GSEs’ automated underwriting guidelines. In the fourth quarter of 2007, we also decided to stop insuring loans included in home equity securitizations. Finally, in late 2007 and early 2008, we announced increases in our premium rates and further tightening of our underwriting standards, particularly as they apply to loans with low credit scores, with high loan-to-value ratios and with homes in regions that we view as being higher risk.

        We believe that the recent losses experienced by mortgage lenders and financial institutions and concerns about residential mortgage credit quality that became evident in the second half of 2007 have led to increased interest in the credit protection that mortgage insurance affords. One measure of this increased interest is the increase in the private mortgage insurance penetration rate (the principal balance of loans insured by our industry during a period divided by the principal balance of all loans originated during that period) from approximately 8.5% in early 2006 to approximately 20% in the fourth quarter of 2007. In addition, our persistency rate, which is the percentage of insurance remaining in force from one year prior, increased to 76.4% at December 31, 2007, compared to 69.6% at December 31, 2006 and 61.3% at December 31, 2005. We believe that this increase was largely the result of the general upward trend in mortgage interest rates and the declining rate of home price appreciation in some markets and declines in housing values in other markets. We believe that these factors, along with the changes in our underwriting guidelines, will result in profitable books of new insurance written, beginning with our 2008 book.

Premium Deficiency

        Historically a significant portion of the mortgage insurance we provided through the bulk channel was used as a credit enhancement for mortgage loans included in home equity (or “private label”) securitizations, which are the terms the market uses to refer to securitizations sponsored by firms besides the GSEs or Ginnie Mae, such as Wall Street investment banks. We refer to the portfolios of loans we insured through the bulk channel that we knew would serve as collateral in a home equity securitization as “Wall Street bulk transactions”. During the fourth quarter of 2007, the performance of loans included in Wall Street bulk transactions deteriorated materially and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. Therefore, during the fourth quarter, we decided to stop writing insurance on Wall Street bulk transactions. In general, loans included in Wall Street bulk transactions had lower average FICO scores and a higher percentage of ARMs, compared to our remaining business.

        In the fourth quarter of 2007, we recorded premium deficiency reserves of $1,211 million relating to Wall Street bulk transactions remaining in our insurance in force. This amount is the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on these bulk transactions. See further discussion under “–Results of Operations – Losses – Premium Deficiency.”

C-BASS Impairment

        C-BASS, a limited liability company, is an unconsolidated, less than 50%-owned joint venture investment of ours that is not controlled by us. Historically, C-BASS was principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As a result of margin calls from lenders that C-BASS was unable to meet, C-BASS’s purchases of mortgages and mortgage securities and its securitization activities ceased. On July 30, 2007, we announced that we had concluded that the value of our investment in C-BASS had been materially impaired and that the amount of the impairment could be our entire investment.

        In connection with the determination of our results of operations for the quarter ended September 30, 2007, we wrote down our entire equity investment in C-BASS through an impairment charge of $466 million. This impairment charge is reflected in our results of operations for 2007. For additional information about this impairment charge, see Note 8 to our consolidated financial statements.

        In mid-July 2007 we lent C-BASS $50 million under an unsecured credit facility. At September 30, 2007 this note was carried at face value on our consolidated balance sheet. During the fourth quarter of 2007 C-BASS incurred additional losses that caused us to reduce the carrying value of the note to zero under equity method accounting. The equity method reduction in carrying value is not necessarily indicative of a change in our view of collectability.

Termination of Proposed Merger with Radian Group Inc.

        In February 2007 we agreed to merge with Radian Group Inc. On September 5, 2007 we, along with Radian, announced that we had entered into an agreement that terminated the merger due to then-current market conditions which made combining the companies significantly more challenging. Except to reimburse certain third party expenses, neither party made payment to the other in connection with the termination.

Factors Affecting Our Results

        Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•	New insurance written, which increases the size of the in force book of insurance, is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from other mortgage insurers and alternatives to mortgage insurance.

•	Cancellations, which reduce the size of the in force book of insurance that generates premiums. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book, as well as by current home values compared to values when the loans in the in force book became insured.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders (“captives”) and risk sharing arrangements with the GSEs.

Premiums are generated by the insurance that is in force during all or a portion of the period. Hence, changes in the average insurance in force in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by differences in the average premium rate between the two periods as well as by premiums that are ceded to captives. Also, new insurance written and cancellations during a period will generally have a greater effect on premiums written and earned in subsequent periods than in the period in which these events occur.

•	Investment income

Our investment portfolio is comprised almost entirely of fixed income securities rated “A” or higher. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as investment earnings and claim payments, less cash used for non-operating activities, such as share repurchases. Realized gains and losses are a function of the difference between the amount received on sale of a security and the security’s amortized cost. The amount received on sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

•	Losses incurred

Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies,” except in the case of premium deficiency reserves, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

•	The state of the economy and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of delinquencies has historically followed a seasonal pattern, with a reduction in delinquencies in the first part of the year, followed by an increase in the latter part of the year. However, this pattern did not continue during 2007, when delinquencies increased each quarter.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured. Higher average loan amounts tend to increase losses incurred.

•	The percentage of coverage on insured loans. Deeper average coverage tends to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages.

•	The distribution of claims over the life of a book. Historically, the first two years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy and other factors can affect this pattern.

•	Underwriting and other expenses

The majority of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.” The ramp up of our international activities will increase the fixed component of our operating expenses.

•	Income (loss) from joint ventures

Our results of operations are also affected by the results of joint ventures, which are accounted for under the equity method. Historically, joint venture income principally consisted of the aggregate results of our investment in two less than majority owned joint ventures, C-BASS and Sherman. As noted in the section titled “C-BASS Impairment”above, in 2007, joint venture losses included an impairment charge equal to our entire equity interest in C-BASS, as well as equity losses incurred by C-BASS in the fourth quarter that reduced the carrying value of our $50 million note from C-BASS to zero. As a result, beginning in the first quarter of 2008, we anticipate that our joint venture income will principally consist of income from Sherman.

Sherman: Sherman is principally engaged in purchasing and collecting for its own account delinquent consumer receivables, which are primarily unsecured, and in originating and servicing subprime credit card receivables. The borrowings used to finance these activities are included in Sherman’s balance sheet. During the second and third quarters of 2007 Sherman acquired several portfolios of performing subprime second mortgages for an approximate aggregate purchase price of $415 million. Over the years Sherman has periodically acquired portfolios of non-performing second mortgages as well as mortgage securities in which the collateral is second mortgages.

Sherman’s consolidated results of operations are primarily affected by:

•	Revenues from delinquent receivable portfolios

These revenues are the cash collections on the portfolios, and depend on the aggregate amount of delinquent receivables owned by Sherman, the type of receivable and the length of time that the receivable has been owned by Sherman.

•	Amortization of delinquent receivable portfolios

Amortization is the recovery of the cost to purchase the receivable portfolios. Amortization expense is a function of estimated collections from the portfolios over their estimated lives. If estimated collections cannot be reasonably predicted, cost is fully recovered before any net revenue, calculated as the difference between revenues from a receivable portfolio and that portfolio’s amortization, is recognized.

•	Credit card interest and fees, along with the related provision for losses for uncollectible amounts.

•	Costs of collection, which include servicing fees paid to third parties to collect receivables.

C-BASS: As noted in “–C-BASS Impairment” above, C-BASS ceased its purchases of mortgages and mortgage securities and its securitization activities, and C-BASS has reached a consensual, non-bankruptcy restructuring with its lenders.

Mortgage Insurance Earnings and Cash Flow Cycle

        In our industry, a “book” is the group of loans that a mortgage insurer insures in a particular calendar year. In general, the majority of any underwriting profit (premium revenue minus losses) that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as persistency decreases (primarily due to loan prepayments), and higher losses.

        We expect our 2008 book will be smaller, perhaps materially, than the average books we have written during the past three years. The portion of the 2005 book that we wrote in the second half of 2005 and the 2006 and 2007 books have generated delinquencies and incurred losses that are materially higher than previous books we have written since the mid-1990s at comparable times in the lives of those books. At this point, we cannot determine whether the losses on the portion of the 2005 book that we wrote in the second half of 2005 and the 2006 and 2007 books will ultimately follow the typical loss pattern or if this early loss development represents an acceleration to some extent of the total losses that they will ultimately generate. Regardless of ultimate claim pattern of these full or half-year books, we expect they will generate material incurred and paid losses in 2008 and that given their size and the lower new insurance written we expect in 2008, they will materially negatively affect our 2008 results.

        Summary of 2007 Results

        Our results of operations in 2007 were principally affected by:

•	Premiums written and earned

Premiums written and earned during 2007 increased compared to 2006. The average insurance in force was higher in 2007 than in 2006, but the effect of the higher in force has been somewhat offset by lower average premium yields due to a higher proportion of insurance in force that was written through the flow channel in 2007 compared to 2006.

•	Investment income

Investment income in 2007 was higher when compared to 2006 due to an increase in the pre-tax yield as well as an increase in the average amortized cost of invested assets.

•	Realized investment gains

Realized gains in 2007 were significantly higher than the $4.3 million in losses reported in 2006, primarily due to a $162.9 million pre-tax gain on the sale of a portion our interest in Sherman.

•	Losses incurred

Losses incurred for 2007 significantly increased compared to 2006 primarily due to significant increases in the default inventory and estimates regarding how many delinquencies will result in a claim, or claim rate, and how much will be paid on claims, or severity, when each of these items is compared to 2006. The default inventory increased by approximately 28,500 delinquencies in 2007, compared to a decrease of approximately 7,200 in 2006. The increase in estimated severity was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties due to slowing home price appreciation or home price declines in some areas. The increase in the estimated claim rate was due to increases in the claim rates across the country. Certain markets such as California, Florida, Nevada and Arizona have experienced more significant increases in claim rates.

•	Premium deficiency

In the fourth quarter of 2007, we recorded premium deficiency reserves of $1,211 million, relating to Wall Street bulk transactions. The $1,211 million reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on these bulk transactions. See further discussion under “–Results of Operations – Losses – Premium Deficiency.”

•	Underwriting and other expenses

Underwriting and other expenses for 2007 increased when compared to 2006. The increase was primarily due to $12.3 million in one-time expenses associated with the terminated merger with Radian, as well as costs associated with our international expansion.

•	Income from joint ventures

We reported a loss from joint ventures, net of tax, of $269.3 million in 2007 compared to income from joint ventures, net of tax, of $169.5 million in 2006. The loss in 2007 was primarily due to the after-tax impairment of our equity interest in C-BASS of $303 million and additional equity losses from C-BASS of $33 million after-tax, offset by equity earnings from Sherman.

Results of Consolidated Operations

        As discussed under “Forward Looking Statements and Risk Factors” in Item 1A, actual results may differ materially from the results contemplated by forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. No investor should rely on the fact that such statements are current at any time other than the time at which this annual report was filed with the Securities and Exchange Commission.

New insurance written

        The amount of our primary new insurance written during the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	($ billions)
NIW - Flow Channel	$69.0	$39.3	$40.1
NIW - Bulk Channel	7.8	18.9	21.4

Total Primary NIW	$76.8	$58.2	$61.5

Refinance volume as a % of primary
flow NIW	24%	23%	28%

        The increase in new insurance written on a flow basis in 2007, compared to 2006, was primarily due to decreased interest in alternatives to mortgage insurance, which we believe was affected by slowing property appreciation and, in some markets, declines in property values, along with changes in interest rates, and mortgage insurance payments being tax deductible for the first time in 2007. For a discussion of new insurance written through the bulk channel, see “Bulk transactions” below.

        We anticipate our flow new insurance written for 2008 to be significantly below the level written in 2007, due to changes in our underwriting guidelines discussed below. Our level of new insurance written could also be affected by other items, as noted in our Risk Factors in Item 1A, which are an integral part of this Management’s Discussion and Analysis, such as the volume of low down payment home mortgage originations and changes in business practices of the GSEs.

        As we have disclosed for some time in our Risk Factors in Item 1A the percentage of our volume written on a flow basis that includes segments we view as having a higher probability of claim has continued to increase. In particular, the percentage of our flow new insurance written with loan-to-value ratios greater than 95% grew to 42% in 2007, compared to 34% in 2006.

        We have implemented a series of changes to our underwriting guidelines that are designed to improve the credit risk profile of our new insurance written. The changes will primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk. We are also implementing premium rate increases. Several of these underwriting changes went into effect on January 14, 2008, the remainder, along with the premium rate changes, will be effective on March 3, 2008.

        In June 2007 we wrote our first insurance policies in Australia and we are pursuing business opportunities in Canada. The results of our international operations are not expected to be material to us for some time.

Cancellations and insurance in force

        New insurance written and cancellations of primary insurance in force during the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	($ billions)
NIW	$76.8	$58.2	$61.5
Cancellations	(41.6)	(51.7)	(68.6)

Change in primary insurance
in force	$35.2	$6.5	$(7.1)

Direct primary insurance in force
as of December 31,	$211.7	$176.5	$170.0

        As shown in the table above, in 2007, insurance in force increased $35.2 billion or 20%. This was the largest annual growth rate in the past ten years, which included a period of 13 consecutive quarters, during 2003 through the first quarter of 2006, in which our insurance in force declined.

        Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Our persistency rate (percentage of insurance remaining in force from one year prior) was 76.4% at December 31, 2007, an increase from 69.6% at December 31, 2006 and 61.3% at December 31, 2005. These persistency rate improvements and the related decline in cancellations reflect the general upward trend in mortgage interest rates and the declining rate of home price appreciation in some markets and declines in housing values in other markets.

Bulk transactions

        Historically, our writings of bulk insurance have been, in part, sensitive to the volume of home equity securitization transactions and more recently to purchases by the GSEs of loans having higher credit risk than their standard business. Our writings of bulk insurance have been, in part, also sensitive to competition from other methods of providing credit enhancement in a home equity securitization, including an execution in which the subordinate tranches in the securitization rather than mortgage insurance bear the first loss from mortgage defaults. The competitiveness of the mortgage insurance execution in the bulk channel has also been impacted by changes in our view of the risk of the business, which is affected by the historical performance of previously insured pools and our expectations regarding likely changes in regional and local real estate values. As a result of the sensitivities discussed above, bulk volume has varied materially from period to period.

        New insurance written for bulk transactions was $7.8 billion in 2007 compared to $18.9 billion in 2006 and $21.4 billion in 2005. The decrease in bulk writings was primarily due to a decrease in non-conforming originations and securitizations, as well as an increase in our view of the risk relative to the market’s view of that risk. During the fourth quarter of 2007 the performance of loans included in Wall Street bulk transactions deteriorated materially and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. Therefore, during the fourth quarter of 2007, we decided to stop writing that portion of our bulk business. As a result, we expect new insurance written for bulk transactions after 2007 to be significantly lower than the $16.0 billion average volume written through the bulk channel during the last three years. Wall Street bulk transactions represented approximately 41%, 66% and 89% of our new insurance written for bulk transactions during 2007, 2006 and 2005, respectively, and at December 31, 2007 included approximately 145,000 loans with insurance in force of approximately $25.5 billion and risk in force of approximately $7.6 billion, which is approximately 74% of our bulk risk in force. We will, however, continue to insure loans on a bulk basis when we believe that the loans will be sold to a GSE or retained by the lender.

        We recorded premium deficiency reserves of $1,211 million in the fourth quarter of 2007 to reflect the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on Wall Street bulk transactions. See further discussion related to this deficiency under “–Losses — Premium deficiency” and Notes 2 and 8 to our consolidated financial statements included in Item 8.

Pool insurance

        In addition to providing primary insurance coverage, we also insure pools of mortgage loans. New pool risk written during the years ended December 31, 2007, 2006 and 2005 was $211 million, $240 million and $358 million, respectively. Our direct pool risk in force was $2.8 billion, $3.1 billion and $2.9 billion at December 31, 2007, 2006 and 2005, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at December 31, 2007, 2006 and 2005, for $4.1 billion, $4.4 billion and $5.0 billion, respectively, of risk without these limits, risk in force is calculated at $475 million, $473 million and $469 million, respectively. For the years ended December 31, 2007, 2006 and 2005 for $32 million, $56 million and $959 million, respectively, of risk without contractual aggregate loss limits, new risk written under this model was $2 million, $4 million and $51 million, respectively.

Net premiums written and earned

        Net premiums written and earned during 2007 increased compared to 2006. The average insurance in force continued to increase, but was partially offset by lower average premium yields due to a higher proportion of insurance in force that was written through the flow channel compared to 2006. We expect our average insurance in force to be higher in 2008, compared to 2007, with our insurance in force balance to be stable throughout 2008. We believe the anticipated decrease in the total mortgage origination market will be offset by our expectation that private mortgage insurance will be used on a greater percentage of mortgage originations.

        Net premiums written and earned during 2006 decreased, compared to 2005, due to lower average premium rates, which were partially offset by a slight increase in the average insurance in force.

Risk sharing arrangements

        For the nine months ended September 30, 2007, approximately 47.8% of our flow new insurance written was subject to arrangements with captives or risk sharing arrangements with the GSEs compared to 47.5% for the year ended December 31, 2006 and 48.1% for the year ended December 31, 2005. The percentage of new insurance written for 2007 covered by these arrangements is shown only for the nine months ended September 30, 2007 because this percentage normally increases after the end of a quarter. Such increases can be caused by, among other things, the transfer of a loan in the secondary market, which can result in a mortgage insured during a quarter becoming part of a risk sharing arrangement in a subsequent quarter. New insurance written through the bulk channel is not subject to risk sharing arrangements. Premiums ceded in these arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.

        On February 14, 2008 Freddie Mac announced that effective on and after June 1, 2008, Freddie Mac-approved private mortgage insurers, including MGIC, may not cede new risk if the gross risk or gross premium ceded to captive reinsurers is greater than 25%. Freddie Mac stated that it made this change to allow mortgage insurers to retain more insurance premiums to pay current claims and rebuild their capital base. Fannie Mae informed us on February 26, 2008 that it was making similar changes to their requirements. We have begun discussions with our customers whose captive arrangements would be effected by these new requirements.

        See discussion under “-Losses” regarding losses assumed by captives.

Investment income

        Investment income for 2007 increased when compared to 2006 due to an increase in the average investment yield, as well as an increase in the average amortized cost of invested assets. The portfolio’s average pre-tax investment yield was 4.70% at December 31, 2007 and 4.56% at December 31, 2006. The portfolio’s average after-tax investment yield was 4.18% at December 31, 2007 and 4.03% at December 31, 2006.

        Investment income for 2006 increased compared to 2005 due to an increase in the average investment yield. The portfolio’s average pre-tax and after-tax investment yields at December 31, 2005 were 4.28% and 3.86%, respectively.

Realized investment gains

        Realized gains in 2007 were significantly higher than the $4.3 million in losses reported in 2006, primarily due to a $162.9 million pre-tax gain on the sale of a portion our interest in Sherman. See further discussion of this gain under “-Joint ventures”. Realized gains were $14.9 million in 2005 which resulted primarily from the sale of fixed maturities.

Other revenue

        Other revenue for 2007 decreased when compared to 2006. The decrease in other revenue was primarily the result of other non-insurance operations and a decrease in revenue from contract underwriting.

        The increase in other revenue for 2006, compared to 2005, was primarily the result of additional revenue from the operations of Myers Internet, offset by a decrease in revenue from contract underwriting.

Losses

        As discussed in “––Critical Accounting Policies” and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due. Loss reserves are established by our estimate of the number of loans in our inventory of delinquent loans that will not cure their delinquency and thus result in a claim, which is referred to as the claim rate (historically, a substantial majority of delinquent loans have eventually cured, see discussion below regarding the current increase in the rate at which delinquent loans go to claim), and further estimating the amount that we will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be.

        Losses incurred

        In 2007, net losses incurred were $2,365 million, of which $1,846 million related to current year loss development and $519 million related to unfavorable prior years’ loss development. In 2006, net losses incurred were $614 million, of which $704 million related to current year loss development and ($90) million related to favorable prior years’ loss development. See Note 6 to our consolidated financial statements in Item 8.

        The amount of losses incurred pertaining to current year loss development represents the estimated amount to be ultimately paid on default notices received in the current year. Losses incurred pertaining to the current year increased in 2007, compared to 2006, primarily due to significant increases in the default inventory and estimates regarding how much will be paid on claims, or severity, and how many delinquencies will eventually result in a claim or claim rate, when each are compared to 2006. The default inventory increased by approximately 28,500 delinquencies, or 36%, in 2007, compared to a decrease in the default inventory of approximately 7,200, or 8%, in 2006. We believe that these trends will continue into 2008, resulting in a higher level of incurred losses in 2008, compared to 2007.

        Our loss estimates are established based upon historical experience. The significant increase in estimated severity in 2007 was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties in some geographical areas due to slowing home price appreciation in these areas or declines in home values. We have experienced increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 3,000 as of December 31, 2006 to 6,900 as of December 31, 2007. Our Florida delinquencies increased from 4,500 as of December 31, 2006 to 12,500 as of December 31, 2007. The average claim paid on California loans was more than twice as high as the average claim paid for the remainder of the country. The increase in the estimated claim rate is due to increases in the claim rates across the country. Certain markets such as California, Florida, Nevada and Arizona have experienced more significant increases in claim rates.

        The loss performance we experienced in the second half of 2007 was more substantial and occurred more quickly than we anticipated. Our loss performance, particularly in California and Florida, deteriorated at a rate we have not previously experienced.

        The amount of losses incurred relating to prior year loss development represents actual claim payments that were higher or lower than what was estimated by us at the end of the prior year as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. This re-estimation is the result of our review of current trends in default inventory, such as defaults that have resulted in a claim, the amount of the claim, the change in relative level of defaults by geography and the change in average loan exposure. The $519 million addition to losses incurred relating to prior years in 2007 was due primarily to significant increases in average claim payments and claim rates.

        As discussed under “––Risk Sharing Arrangements” a portion of our flow new insurance written is subject to reinsurance arrangements with captives. The majority of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder are quota share agreements. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss, which is typically 4% or 5%, the captives are responsible for the second aggregate layer of loss, which is typically 5% or 10%, and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically range from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%. As noted under “––Risk Sharing Arrangements” based on changes to the GSE requirements, beginning June 1, 2008 our captive arrangements, both aggregate excess of loss and quota share, will be limited to a 25% cede rate.

        Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited in the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. The total fair value of the trust fund assets under these agreements at December 31, 2007 exceeded approximately $630 million.

        We believe that the excess of loss captive arrangements will begin to reduce our losses incurred in 2008, with more significant reductions occurring in 2009.

        Losses incurred relating to the current year increased in 2006, compared to 2005, primarily due to a larger increase in the severity estimates, as well as a smaller decrease in the claim rate estimates, when each are compared to the same period in 2005. The increase in estimated severity was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as a decrease in our ability to mitigate losses through the sale of properties in some geographical areas. Estimated claim rates decreased as a result of historical improvements in the claim rate in certain geographical regions, with the exception of the Midwest, where historical claim rates did not improve. In the fourth quarter of 2006, California and Florida began to experience less favorable housing markets, which likely increased the actual claim rates and severity in those areas. Both California and Florida experienced less favorable home price appreciation in 2006, compared to 2005. During 2006, home sales in these states declined, and the supply of homes on the market increased.

        The $90 million and $126 million reduction in losses incurred relating to prior years in 2006 and 2005, respectively, were due primarily to more favorable loss trends experienced during the year.

        Information about the composition of the primary insurance default inventory at December 31, 2007, 2006 and 2005 appears in the table below.

	2007	2006	2005
Total loans delinquent (1)	107,120	78,628	85,788
Percentage of loans delinquent (default rate)	7.45%	6.13%	6.58%
Prime loans delinquent (2)	49,333	36,727	41,395
Percentage of prime loans delinquent (default rate)	4.33%	3.71%	4.11%
A-minus loans delinquent (2)	22,863	18,182	20,358
Percentage of A-minus loans delinquent (default rate)	19.20%	16.81%	17.21%
Subprime credit loans delinquent (2)	12,915	12,227	13,762
Percentage of subprime credit loans delinquent (default rate)	34.08%	26.79%	25.20%
Reduced documentation loans delinquent	22,009	11,492	10,273
Percentage of reduced doc loans delinquent (default rate)	15.48%	8.19%	8.39%

(1) At December 31, 2007, 39,704 loans in default related to Wall Street bulk transactions.
(2) We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to MGIC at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

        The average primary claim paid for 2007 was $37,165 compared to $28,228 for 2006 and $26,361 for 2005. We expect the average primary claim paid to increase in 2008 and beyond. We expect these increases will be driven by our higher average insured loan sizes as well as decreases in our ability to mitigate losses through the sale of properties in some geographical regions, as certain housing markets, like California and Florida, become less favorable.

        The average loan size of our insurance in force at December 31, 2007, 2006 and 2005 appears in the table below.

Average loan size	2007	2006	2005
Total insurance in force	$147,308	$137,574	$130,482
Prime (FICO 620 & >)	141,690	129,696	125,459
A-Minus (FICO 575-619)	133,460	129,116	125,278
Subprime (FICO < 575)	124,530	127,298	124,245
Reduced doc (All FICOs)	209,990	202,984	179,604

        The pool notice inventory increased from 20,458 at December 31, 2006 to 25,224 at December 31, 2007; the pool notice inventory was 23,772 at December 31, 2005.

        Information about net losses paid during the years ended December 31, 2007, 2006 and 2005 appears in the table below.

Net paid claims ($ millions)	2007	2006	2005
Prime (FICO 620 & >)	$332	$251	$253
A-Minus (FICO 575-619)	161	125	124
Subprime (FICO < 575)	101	68	70
Reduced doc (All FICOs)	190	81	83
Other	86	86	82

	$870	$611	$612

        Losses paid for the top 15 states (based on 2007 losses paid) and all other states for the years ended December 31, 2007, 2006 and 2005 appear in the table below.

Paid claims by state ($ millions)	2007	2006	2005
Michigan	$98.0	$73.8	$60.1
California	81.7	2.8	0.7
Ohio	73.2	71.5	67.4
Texas	51.1	48.9	57.2
Florida	37.7	4.4	6.2
Georgia	35.4	39.6	40.6
Illinois	34.9	20.5	22.8
Minnesota	33.6	16.0	9.7
Indiana	33.3	34.8	34.5
Colorado	31.6	30.1	27.5
Massachusetts	24.3	6.5	1.2
Pennsylvania	19.0	16.6	16.3
Missouri	17.4	14.9	14.9
North Carolina	16.6	21.4	26.3
Wisconsin	14.5	11.0	10.8
Other states	182.4	111.8	133.8

	784.7	524.6	530.0
Other (Pool, LAE, other)	85.8	86.4	82.3

	$870.5	$611.0	$612.3

        The default inventory in those same states at December 31, 2007, 2006 and 2005 appears in the table below.

Default inventory by state	2007	2006	2005
Michigan	7,304	6,522	6,630
California	6,925	3,000	1,915
Ohio	6,901	6,395	7,269
Texas	7,103	6,490	7,850
Florida	12,548	4,526	4,473
Georgia	4,623	3,492	3,742
Illinois	5,435	4,092	4,149
Minnesota	2,478	1,820	1,678
Indiana	3,763	3,392	3,769
Colorado	1,534	1,354	1,564
Massachusetts	1,596	1,027	887
Pennsylvania	4,576	4,276	4,556
Missouri	2,149	1,789	1,979
North Carolina	3,118	2,723	3,123
Wisconsin	2,104	1,682	1,721
Other states	34,963	26,048	30,483

	107,120	78,628	85,788

        We anticipate that net paid claims for 2008 will approximate $1.8 billion to $2.0 billion.

        As of December 31, 2007, 72% of our primary insurance in force was written subsequent to December 31, 2004. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.

        Premium deficiency

        Historically all of our insurance risks were included in a single grouping and the calculations to determine if a premium deficiency existed were performed on our entire in force book. As of September 30, 2007, based on these calculations there was no premium deficiency on our total in force book. During the fourth quarter of 2007, we experienced significant increases in our default inventory, and severities and claim rates on loans in default. We further examined the performance of our in force book and determined that the performance of loans included in Wall Street bulk transactions was significantly worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. As a result we began separately measuring the performance of Wall Street bulk transactions and decided to stop writing this business. Consequently, as of December 31, 2007, we performed separate premium deficiency calculations on the Wall Street bulk transactions and on the remainder of our in force book to determine if premium deficiencies existed. As a result of those calculations, we recorded premium deficiency reserves of $1,211 million in the fourth quarter of 2007 to reflect the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on the Wall Street bulk transactions. The discount rate used in the calculation of the premium deficiency reserve, 4.70%, was based upon our pre-tax investment yield at December 31, 2007. Within the premium deficiency calculation, our expected present value of expected future losses and expenses was $3,561 million, offset by the present value of expected future premium of $901 million and already established loss reserves of $1,449 million. As of December 31, 2007 there was no premium deficiency related to the remainder of our in force business.

        Each quarter, we will recalculate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve will primarily change from quarter to quarter as a result of two factors. First, it will change as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items will be reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves will have an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve will change as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions will also have an effect on that period’s results.

        Calculations of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings.

Underwriting and other expenses

        Underwriting and other expenses for 2007 increased when compared to 2006 primarily due to $12.3 million in one-time expenses associated with the terminated merger with Radian, as well as international expansion.

        Underwriting and other expenses increased in 2006, compared to 2005, primarily due to additional expenses from Myers Internet, which was acquired in 2006, equity based compensation and expansion into international operations. The effect of these expense increases was partially offset by lower non-insurance expenses.

Ratios

        The table below presents our loss, expense and combined ratios for our combined insurance operations for the years ended December 31, 2007, 2006 and 2005.

Combined Insurance Operations:	2007	2006	2005
Loss ratio	187.3%	51.7%	44.7%
Expense ratio	15.8%	17.0%	15.9%

Combined ratio	203.1%	68.7%	60.6%

        The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio in 2007, compared to 2006, is due to an increase in losses incurred, partially offset by an increase in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in 2007, compared to 2006, is due to an increase in premiums written, partially offset by the increase in underwriting and other expenses. The combined ratio is the sum of the loss ratio and the expense ratio.

        The increase in the loss ratio in 2006, compared to 2005, is due to an increase in losses incurred and a decrease in premium earned compared to the prior year. The increase in the expense ratio in 2006, compared to 2005, is due to an increase in underwriting expenses and a decrease in premiums written compared to the prior year.

Income taxes

        The effective tax rate on our pre-tax loss was 37.3% in 2007, compared to an effective tax rate on our pre-tax income of 24.8% in 2006. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. The difference in the rate was primarily the result of a pre-tax loss during 2007, compared to pre-tax income during 2006.

        The effective tax rate was 24.8% in 2006, compared to 27.0% in 2005. Changes in the effective tax rate principally result from a higher or lower percentage of total income before tax being generated from tax-preferenced investments. The lower effective tax rate in 2006 resulted from a higher percentage of total income before tax being generated from tax preferenced investments, which resulted from lower levels of underwriting income.

Joint ventures

        Our equity in the earnings from the C-BASS and Sherman joint ventures with Radian and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. The decrease in income from joint ventures for 2007 compared to 2006 is primarily the result of the $303 million after-tax impairment of C-BASS, as well as equity losses incurred by C-BASS in the fourth quarter that reduced the carrying value of our $50 million note from C-BASS to zero. As noted in the section titled “C-BASS Impairment”, we have determined that our total equity interest in C-BASS is impaired. The impairment charge is included in our results of operations for 2007.

C-BASS

        Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As noted in the section titled “C-BASS Impairment” above, in the third quarter of 2007, we concluded that our total equity interest in C-BASS was impaired. In addition, during the fourth quarter of 2007 due to additional losses incurred by C-BASS, we reduced the carrying value of our $50 million note from C-BASS to zero under equity method accounting.

Sherman

        Summary Sherman income statements for the periods indicated appear below. We do not consolidate Sherman with us for financial reporting purposes, and we do not control Sherman. Sherman’s internal controls over its financial reporting are not part of our internal controls over our financial reporting. However, our internal controls over our financial reporting include processes to assess the effectiveness of our financial reporting as it pertains to Sherman. We believe those processes are effective in the context of our overall internal controls.

Sherman Summary Income Statement:

	Years ended December 31,
	2007	2006	2005
	($ millions)
Revenues from receivable portfolios	$994.3	$1,031.6	$855.5
Portfolio amortization	488.1	373.0	292.8

Revenues, net of amortization	506.2	658.6	562.7
Credit card interest income and fees	692.9	357.3	196.7
Other revenue	60.8	35.6	71.1

Total revenues	1,259.9	1,051.5	830.5
Total expenses	991.5	702.0	541.3

Income before tax	$268.4	$349.5	$289.2

Company’s income from Sherman	$81.6	$121.9	$110.3

        In 2007, compared to 2006, Sherman experienced increased collection revenues from portfolios owned and continued growth in the banking segment. These increases were offset by higher amortization and interest expense, as well as expenses related to majority-owned ventures.

        In September 2007 we sold a portion of our interest in Sherman to an entity owned by Sherman’s senior management. The interest sold by us represented approximately 16% of Sherman’s equity. We received a cash payment of $240.8 million in the sale and are entitled to a contingent payment if the management entity’s after-tax return on the interests it purchased exceeds approximately 16% annually over a period that can end as late as December 31, 2013. We recorded a $162.9 million pre-tax gain on this sale, which is reflected in our results of operations for 2007 as a realized gain. After the sale, we own approximately 24.25% of Sherman’s interest and Sherman’s management owns approximately 54.0%. Radian, which also sold interests in Sherman to the management entity, owns the balance of Sherman. We will continue to account for this investment under the equity method of accounting.

        The “Company’s income from Sherman” line item in the table above includes $15.6 million and $12.0 million of additional amortization expense in 2007 and 2006, respectively, above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value. As noted above, after the sale of equity interest in September 2007 we now own approximately 24.25% interest in Sherman, which is the lowest interest held since the original investment.

Financial Condition

        As of December 31, 2007, 82% of our investment portfolio was invested in tax-preferenced securities. In addition, at December 31, 2007, based on book value, approximately 95% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. Approximately 29% of our investment portfolio is covered by the financial guaranty industry. We evaluate the credit risk of securities through analysis of the underlying fundamentals of each issuer. If all of the companies in the financial guarantee industry lose their ‘AAA’ ratings, the percentage of our fixed income portfolio rated ‘A’ or better will decline by 1% to 94% ‘A’ or better.

        At December 31, 2007, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of our credit exposure to any one issue, issuer and type of instrument. At December 31, 2007, the modified duration of our fixed income investment portfolio was 4.8 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.8% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

        At December 31, 2007, our total assets included $289 million of cash and cash equivalents as shown on our consolidated balance sheet included in Item 8. In addition, included in “Other assets” on our consolidated balance sheet at December 31, 2007 is $145 million in real estate acquired as part of the claim settlement process. The properties, which are held for sale, are carried at the lower of cost or fair value. Also included in “Other assets” is $65 million representing the funded status of our pension plan.

        At December 31, 2007 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, as well as $300 million outstanding under a credit facility, with a total market value of $772.0 million. We have $300 million outstanding under a credit facility that is scheduled to mature in March 2010. This credit facility is discussed under “Liquidity and Capital Resources” below.

        Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of the adoption we recognized a decrease of $85.5 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The total amount of unrecognized tax benefits as of December 31, 2007 is $86.1 million. Included in that total are $74.8 million in benefits that would affect the effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $20.3 million for the payment of interest as of December 31, 2007.

        The establishment of this liability required estimates of potential outcomes of various issues and required significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.

        On June 1, 2007, as a result of an examination by the Internal Revenue Service for taxable years 2000 through 2004, we received a revenue agent report. The adjustments reported on the RAR substantially increase taxable income for those tax years and resulted in the issuance of an assessment for unpaid taxes totaling $189.5 million in taxes and accuracy related penalties, plus applicable interest. We have agreed with the Internal Revenue Service on certain issues and paid $10.5 million in additional taxes and interest. The remaining open issue relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits, or “REMICS”. This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The Internal Revenue Service has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process may take some time and a final resolution may not be reached until a date many months or years into the future. On July 2, 2007, we made a payment of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest.

        Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2007, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $62.3 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through December 31, 2007, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until 2007 may have mitigated the effect of some of these costs, the claims for which may lag deterioration in the economic environment for residential real estate. There can be no assurance that contract underwriting remedies will not be material in the future.

Sherman

        Summary Sherman balance sheets at the dates indicated appear below. We do not consolidate Sherman with us for financial reporting purposes, and we do not control Sherman. Sherman’s internal controls over its financial reporting are not part of our internal controls over our financial reporting. However, our internal controls over our financial reporting include processes to assess the effectiveness of our financial reporting as it pertains to Sherman. We believe those processes are effective in the context of our overall internal controls.

Sherman Summary Balance Sheet:

	December 31,
	2007	2006
	($ millions)
Total Assets	$2,242	$1,204
Debt	$1,611	$761
Total Liabilities	$1,821	$923
Members’ Equity	$421	$281

        The increase in total assets was primarily due to growth in both portfolio acquisitions (approximately $445 million) and credit originations (approximately $390 million), as well as the consolidation of a majority-owned international joint venture (approximately $130 million). The increase in debt corresponds to the growth in these assets.

        Our investment in Sherman on an equity basis at December 31, 2007 was $115.3 million. We received $51.5 million of distributions from Sherman during 2007 and $103.7 million of distributions from Sherman in 2006. Sherman management has advised us that it believes in the current environment it would be prudent to maintain a higher level of cash resources than Sherman has maintained in the past, with the result that we expect Sherman to decrease the amount of distributions to us.

        See “C-BASS Impairment” and Note 8. to the Consolidated Financial Statements, included in Item 8, for additional information about the financial condition of C-BASS and Sherman.

Liquidity and Capital Resources

        Our consolidated sources of funds consist primarily of premiums written and investment income. We invest positive cash flows pending future payments of claims and other expenses. Historically cash inflows from premiums have been sufficient to meet claim payments, however, we anticipate that in 2008 claim payments will exceed premiums received. Also, see “Losses — Premium deficiency” for a discussion regarding the future cash flow shortfalls of the Wall Street bulk transactions. We can fund cash flow shortfalls through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.

        We have a commercial paper program, which is rated “A-2” by Standard & Poor’s and “P-1” by Moody’s. The amount available under this program is $300 million less any amounts drawn under the credit facility discussed below. At December 31, 2006, we had $84.1 million in commercial paper outstanding with a weighted average interest rate of 5.35%. At December 31, 2007 we had no commercial paper outstanding because, as noted below, in 2007 we drew on our revolving credit facility and repaid the amount then-outstanding under this program.

        We have a $300 million, five year revolving credit facility that is scheduled to mature in March 2010. Under the terms of the credit facility, we must maintain shareholders’ equity of at least $2.25 billion and MGIC must maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position, which includes MGIC’s statutory surplus and its contingency reserve, of not less than the amount required by Wisconsin insurance regulation. At December 31, 2007, these requirements were met. Our shareholders’ equity, as reported on the consolidated balance sheet included in Item 8, was $2.59 billion and $4.30 billion at December 31, 2007 and 2006, respectively. In August 2007 we drew the entire $300 million on the revolving credit facility. These funds, in part, were utilized to repay the outstanding commercial paper, which approximated $177 million immediately prior to the credit facility draw. We drew the portion of the revolving credit facility equal to our outstanding commercial paper because we believed that funding with a long-term maturity was superior to funding that required frequent renewal on a short-term basis. We drew the remainder of the credit facility to provide us with greater financial flexibility at the holding company level. At December 31, 2007 we continued to have the $300 million outstanding under this facility.

        The remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $215.9 million at December 31, 2006, compared to no availability at December 31, 2007.

        The credit facility discussed above has a provision whereby we can increase the capacity by $200 million under the same terms and conditions, if agreed upon by us and the lenders or any other lenders willing to provide the additional capacity at existing terms.

        The commercial paper, credit facility and the senior notes are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In 2007, MGIC paid dividends of $320 million. As has been the case for the past several years, as a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. We anticipate that in 2008 we will seek approval to pay an aggregate of $60 million in dividends from MGIC.

        As of December 31, 2007, we had a total of approximately $290 million in cash, cash equivalents and liquid investments at the holding company (MGIC Investment). We need approximately $27.4 million annually to pay the interest on the Senior Notes. At the interest rate in effect on our credit facility on February 15, 2008 (the interest rate changes based on LIBOR and our financial strength rating), we would need approximately $10.0 million annually to pay the interest on this facility. In addition, at the dividend rate that has been in effect beginning with the fourth quarter of 2007, we need approximately $8.2 million annually to pay dividends on our common stock. Our uses of funds at the holding company for interest and dividends total about $45.6 million. In light of our cash and investment resources of approximately $290 million at December 31, 2007, we believe we have adequate liquidity at our holding company to service our holding company obligations in the ordinary course. For additional information about our financial condition, results of operations and cash flows on a parent company basis, see “Schedule II - Condensed Financial Information of Registrant” in Item 15. You should also review our Risk Factor titled “Our shareholders’ equity could fall below $2.250 billion, the minimum requirement of our bank debt.”

        From mid-1997 through December 31, 2007, we repurchased 42.9 million shares under publicly announced programs at a cost of $2.4 billion. Funds for the shares repurchased by us since mid-1997 have been provided through a combination of debt, including the Senior Notes and the commercial paper, and internally generated funds. During 2007, we repurchased 1.3 million shares of our Common Stock under publicly announced programs at a cost of $75.7 million. 150,000 shares were repurchased in the third quarter at a cost of approximately $8.0 million. No shares were repurchased in the fourth quarter. We have no plans to purchase additional shares.

Risk-to-Capital

        We consider our risk-to-capital ratio an important indicator of our financial strength and our ability to write new business. This ratio is computed on a statutory basis and is our net risk in force divided by our policyholders’ position. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.

        The premium deficiency reserve discussed under “Results of Operations - Losses - Premium deficiency” above is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves exceeds the present value of expected future losses and expenses, so no deficiency is recorded on a statutory basis.

        Our combined insurance companies’ risk-to-capital calculation appears in the table below.

Risk-to-capital:

	December 31,
	2007	2006
	($ millions)
Risk in force - net of reinsurance	$57,527	$48,488
Statutory policyholders’ surplus	$1,351	$1,591
Statutory contingency reserve	3,464	4,849

Statutory policyholders’ position	$4,815	$6,440
Risk-to-capital:	11.9:1	7.5:1

        If our insurance in force grows, our risk in force would also grow. To the extent our statutory policyholders’ position does not increase at the same rate as our growth in risk in force, our risk-to-capital ratio will increase. Similarly, if our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will increase.

        We believe we have more than adequate resources to pay claims on our insurance in force, even in very high loss scenarios. However, we expect our policyholders’ position to decline throughout 2008 as risk in force (the numerator in the calculation) increases and our statutory policyholders’ position (the denominator) declines. We expect risk in force to grow as we continue to write new business and the persistency rate of the current risk in force remains at or above recent levels. We expect statutory policyholders’ position to decline as losses are recognized, particularly on Wall Street bulk transactions, which have no premium deficiency reserve for statutory purposes. As a result, we expect that our risk-to-capital ratio will increase materially above its level at year-end 2007. We see improving business fundamentals for mortgage insurance in the current environment, including an increase in mortgage insurance penetration, increasing persistency and the favorable effect on the 2008 book of the underwriting and pricing changes we are implementing. Given the expected increase in our risk-to-capital ratio, we do not believe we can participate fully in these opportunities without additional capital. As a result, we have retained an advisor to assist us in exploring alternatives to increase our capital. Additional capital could take a number of forms and could dilute our existing shareholders.

Recent Ratings Actions

        The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated AA by Fitch Ratings. In late February 2008 Fitch announced that it was placing MGIC’s rating on “rating watch negative”. Fitch said “the present stressful mortgage environment has resulted in a modeled capital shortfall for [MGIC] at the ‘AA’ rating threshold. If within the next several months, MGIC is able to obtain additional capital resources to address this shortfall, Fitch would expect to affirm MGIC’s ratings, with a Negative Rating Outlook, reflecting the financial stress associated with the present mortgage environment. Assuming MGIC does not raise additional capital to support its franchise, Fitch will downgrade MGIC’s rating to ‘AA-'.”

        The financial strength of MGIC is rated AA- by Standard & Poor’s Rating Services and Aa2 by Moody’s Investors Service. Both rating agencies have announced that they are reviewing MGIC’s rating for possible downgrade. MGIC could be downgraded below Aa3/AA- when these reviews are concluded. For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Our financial strength rating could be downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A.

Contractual Obligations

             At December 31, 2007, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations ($ millions):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$993	$37	$369	$241	$346
Operating lease obligations	20	7	10	3	--
Purchase obligations	--	--	--	--	--
Pension, SERP and other post-retirement
benefit plans	131	6	16	22	87
Other long-term liabilities	2,643	1,771	819	53	--

Total	$3,787	$1,821	$1,214	$319	$433

        Our long-term debt obligations include our $300 million of 5.375% Senior Notes due in November 2015, $200 million of 5.625% Senior Notes due in 2011 and $300 million outstanding under a credit facility expiring in 2010, including related interest, as discussed in “Note 5. Short- and long-term debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” above. For discussions related to our debt covenants see “-Liquidity and Capital Resources” and our Risk Factor titled “Our shareholders’ equity could fall below $2.250 billion, the minimum requirement of our bank debt.” Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 12 to our consolidated financial statements in Item 8. See Note 9 to our consolidated financial statement for discussion of expected benefit payments under our benefit plans.

        Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The future loss payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. See “Note 6. Loss reserves” to our consolidated financial statements in Item 8 and under “-Critical Accounting Policies”.

        The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. See Note 10 to our consolidated financial statement for additional discussion on unrecognized tax benefits.

Critical Accounting Policies

        We believe that the accounting policies described below involved significant judgments and estimates used in the preparation of our consolidated financial statements.

Loss reserves and premium deficiency reserves

        Reserves are established for reported insurance losses and loss adjustment expenses based on when we receive notices of default on insured mortgage loans. A default is defined as an insured loan with a mortgage payment that is 45 days or more past due. Reserves are also established for estimated losses incurred on notices of default not yet reported to us. In accordance with GAAP for the mortgage insurance industry, we do not establish loss reserves for future claims on insured loans which are not currently in default.

        We establish reserves using estimated claims rates and claims amounts in estimating the ultimate loss. Amounts for salvage recoverable are considered in the determination of the reserve estimates. The liability for reinsurance assumed is based on information provided by the ceding companies.

        The incurred but not reported, or IBNR, reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rates and claims amounts for the estimated number of defaults not reported. As of December 31, 2007 and 2006, we had IBNR reserves of $368 million and $110 million, respectively.

        Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

        The estimated claims rates and claims amounts represent what we believe best reflect the estimate of what will actually be paid on the loans in default as of the reserve date. The estimate of claims rates and claims amounts are based on our review of recent trends in the default inventory. We review recent trends in the rate at which defaults resulted in a claim, or the claim rate, the amount of the claim, or severity, the change in the level of defaults by geography and the change in average loan exposure. As a result, the process to determine reserves does not include quantitative ranges of outcomes that are reasonably likely to occur.

        The claims rate and claim amounts are likely to be affected by external events, including actual economic conditions such as changes in unemployment rate, interest rate or housing value. Our estimation process does not include a correlation between claims rate and claims amounts to projected economic conditions such as changes in unemployment rate, interest rate or housing value. Our experience is that analysis of that nature would not produce reliable results. The results would not be reliable as the change in one economic condition can not be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. Additionally, the changes and interaction of these economic conditions are not likely homogeneous throughout the regions in which we conduct business. Each economic environment influences our ultimate paid losses differently, even if apparently similar in nature. Furthermore, changes in economic conditions may not necessarily be reflected in our loss development in the quarter or year in which the changes occur. Typically, actual claim results often lag changes in economic conditions by at least nine to twelve months.

        In considering the potential sensitivity of the factors underlying our best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations. For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor would change the reserve amount by approximately $101 million as of December 31, 2007. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Losses incurred related to prior years (1)	Reserve at end of prior year
2007	$(518,950)	$1,125,715
2006	90,079	1,124,454
2005	126,167	1,185,594
2004	13,451	1,061,788
2003	(113,797)	733,181

(1)	A positive number for a prior year indicates a redundancy of loss reserves, and a negative number for a prior year indicates a deficiency of loss reserves.

        The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of the claim payments may vary substantially from the loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater loss on resale of properties obtained through foreclosure proceedings. Changes to our estimates could result in material changes to our results of operations, even in a stable economic environment. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be.

        After our reserves are established, we perform premium deficiency calculations using best estimate assumptions as of the testing date. Calculations of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. The discount rate used in the calculation of the premium deficiency reserve was based upon our pre-tax investment yield at December 31, 2007. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings.

Revenue recognition

        When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy term. We have no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender and will have no effect on earned premium. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs discussed below.

        Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Deferred insurance policy acquisition costs

        Costs associated with the acquisition of mortgage insurance policies, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs. Deferred insurance policy acquisition costs arising from each book of business is charged against revenue in the same proportion that the underwriting profit for the period of the charge bears to the total underwriting profit over the life of the policies. The underwriting profit and the life of the policies are estimated and are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development. Interest is accrued on the unamortized balance of deferred insurance policy acquisition costs.

        Because our insurance premiums are earned over time, changes in persistency result in deferred insurance policy acquisition costs being amortized against revenue over a comparable period of time. At December 31, 2007, the persistency rate of our primary mortgage insurance was 76.4%, compared to 69.6% at December 31, 2006. This change did not significantly affect the amortization of deferred insurance policy acquisition costs for the period ended December 31, 2007. A 10% change in persistency would not have a material effect on the amortization of deferred insurance policy acquisition costs in the subsequent year.

        If a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the related deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Investment Portfolio

        We categorize our investment portfolio according to our ability and intent to hold the investments to maturity. Investments which we do not have the ability and intent to hold to maturity are considered to be available-for-sale and are reported at fair value and the related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income in shareholders’ equity. Our entire investment portfolio is classified as available-for-sale. We use third party pricing services to determine the fair value of our portfolio. These services utilize a variety of inputs to determine fair value including actual trade data, benchmark yield data, broker/dealer quotes, issuer spread data, and other reference information. This information is evaluated using a multidimensional pricing model. This model combines all inputs to arrive at the fair value assigned to each security. We review the prices generated by this model for reasonableness and, in some cases, further analyze and research prices generated to ensure their accuracy. Realized investment gains and losses are reported in income based upon specific identification of securities sold.

        We complete a quarterly review of invested assets for evidence of “other than temporary” impairments. A cost basis adjustment and realized loss will be taken on invested assets whose value decline is deemed to be “other than temporary”. Additionally, for investments written down, income accruals will be stopped absent evidence that payment is likely and an assessment of the collectibility of previously accrued income is made. Factors used in determining investments whose value decline may be considered “other than temporary” include the following:

•	Investments with a market value less than 80% of amortized costs

•	For fixed income and preferred stocks, declines in credit ratings to below investment grade from appropriate rating agencies
•	Other securities which are under pressure due to market constraints or event risk
•	Intention to hold fixed income securities to maturity

        There were no “other than temporary” asset impairment charges on our investment portfolio for the years ending December 31, 2007, 2006 and 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        At December 31, 2007, the derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2007, the modified duration of our fixed income investment portfolio was 4.8 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.8% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

        The interest rate on our $300 million credit facility is variable and is based on, at our option, LIBOR plus a margin that varies with MGIC’s financial strength rating or a base rate specified in the credit agreement. For each 100 basis point change in LIBOR or the base rate, our interest cost, expressed on an annual basis, would change by $3 million.

Item 8. Financial Statements and Supplementary Data.

        The following consolidated financial statements are filed pursuant to this Item 8:

Page No.
Consolidated statements of operations for each of the three years in the period ended	85
December 31, 2007
Consolidated balance sheets at December 31, 2007 and 2006	86
Consolidated statements of shareholders’ equity for each of the three years in the period ended
December 31, 2007	87
Consolidated statements of cash flows for each of the three years in the period ended
December 31, 2007	88
Notes to consolidated financial statements	89
Report of independent registered public accounting firm	137

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$1,513,395	$1,357,107	$1,380,998
Assumed	3,288	2,052	1,075
Ceded (note 7)	(170,889)	(141,923)	(129,763)

Net premiums written	1,345,794	1,217,236	1,252,310
Increase in unearned premiums	(83,404)	(29,827)	(13,618)

Net premiums earned (note 7)	1,262,390	1,187,409	1,238,692
Investment income, net of expenses (note 4)	259,828	240,621	228,854
Realized investment gains (losses), net (note 4)	142,195	(4,264)	14,857
Other revenue	28,793	45,403	44,127

Total revenues	1,693,206	1,469,169	1,526,530

Losses and expenses:
Losses incurred, net (notes 6 and 7)	2,365,423	613,635	553,530
Change in premium deficiency reserves (note 6)	1,210,841	--	--
Underwriting and other expenses	309,610	290,858	275,416
Interest expense	41,986	39,348	41,091

Total losses and expenses	3,927,860	943,841	870,037

(Loss) income before tax and joint ventures	(2,234,654)	525,328	656,493
(Credit) provision for income tax (note 10)	(833,977)	130,097	176,932
(Loss) income from joint ventures, net of tax (note 8)	(269,341)	169,508	147,312

Net (loss) income	$(1,670,018)	$564,739	$626,873

(Loss) earnings per share (note 11):
Basic	$(20.54)	$6.70	$6.83

Diluted	$(20.54)	$6.65	$6.78

Weighted average common shares outstanding
- basic (shares in thousands, note 2)	81,294	84,332	91,787

Weighted average common shares outstanding
- diluted (shares in thousands, note 2)	81,294	84,950	92,443

Dividends per share	$0.775	$1.000	$0.525

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
ASSETS	(In thousands of dollars)
Investment portfolio (note 4):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2007-$5,791,562; 2006-$5,121,074)	$5,893,591	$5,249,854
Equity securities (cost, 2007-$2,689; 2006-$2,594)	2,642	2,568

Total investment portfolio	5,896,233	5,252,422
Cash and cash equivalents	288,933	293,738
Accrued investment income	72,829	64,646
Reinsurance recoverable on loss reserves (note 7)	35,244	13,417
Prepaid reinsurance premiums (note 7)	8,715	9,620
Premiums receivable	107,333	88,071
Home office and equipment, net	34,603	32,603
Deferred insurance policy acquisition costs	11,168	12,769
Investments in joint ventures (note 8)	155,430	655,884
Income taxes recoverable	865,665	--
Other assets	240,208	198,501

Total assets	$7,716,361	$6,621,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves (notes 6 and 7)	$2,642,479	$1,125,715
Premium deficiency reserves (note 6)	1,210,841	--
Unearned premiums (note 7)	272,233	189,661
Short- and long-term debt (note 5)	798,250	781,277
Income taxes payable	--	34,480
Other liabilities	198,215	194,661

Total liabilities	5,122,018	2,325,794

Contingencies (note 13)
Shareholders’ equity (note 11):
Common stock, $1 par value, shares authorized
300,000,000; shares issued 2007 - 123,067,426; 2006 - 123,028,976
outstanding 2007 - 81,793,185; 2006 - 82,799,919	123,067	123,029
Paid-in capital	316,649	310,394
Treasury stock (shares at cost 2007 - 41,274,241
2006 - 40,229,057)	(2,266,364)	(2,201,966)
Accumulated other comprehensive income, net of tax (note 2)	70,675	65,789
Retained earnings (note 11)	4,350,316	5,998,631

Total shareholders’ equity	2,594,343	4,295,877

Total liabilities and shareholders’ equity	$7,716,361	$6,621,671

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (note 2)	Retained earnings	Comprehensive income
	(In thousands of dollars)
Balance, December 31, 2004	$122,324	$270,450	$(1,313,473)	$123,383	$4,940,955
Net income	--	--	--	--	626,873	$626,873
Change in unrealized investment gains and losses, net	--	--	--	(48,119)	--	(48,119)
Unrealized gain (loss) on derivatives, net	--	--	--	1,140	--	1,140
Dividends declared	--	--	--	--	(48,439)
Common stock shares issued	225	11,288	--	--	--
Repurchase of outstanding common shares	--	--	(533,844)	--	--
Reissuance of treasury stock	--	(19,038)	12,883	--	--
Equity compensation	--	17,352	--	--	--
Other	--	--	--	1,095	--	1,095

Comprehensive income	--	--	--	--	--	$580,989

Balance, December 31, 2005	$122,549	$280,052	$(1,834,434)	$77,499	$5,519,389
Net income	--	--	--	--	564,739	$564,739
Change in unrealized investment gains and losses, net	--	--	--	5,796	--	5,796
Unrealized gain (loss) on derivatives, net	--	--	--	777	--	777
Dividends declared	--	--	--	--	(85,497)
Common stock shares issued	480	24,386	--	--	--
Repurchase of outstanding common shares	--	--	(385,629)	--	--
Reissuance of treasury stock	--	(25,074)	18,097	--	--
Equity compensation	--	31,030	--	--	--
Defined benefit plan adjustments, net	--	--	--	(17,786)
Other	--	--	--	(497)	--	(497)

Comprehensive income	--	--	--	--	--	$570,815

Balance, December 31, 2006	$123,029	$310,394	$(2,201,966)	$65,789	$5,998,631
Net loss	--	--	--	--	(1,670,018)	$(1,670,018)
Change in unrealized investment gains and losses, net (note 4)	--	--	--	(17,767)	--	(17,767)
Dividends declared (note 11)	--	--	--	--	(63,819)
Common stock shares issued	38	2,205	--	--	--
Repurchase of outstanding common shares	--	--	(75,659)	--	--
Reissuance of treasury stock	--	(14,187)	11,261	--	--
Equity compensation (note 11)	--	18,237	--	--	--
Defined benefit plan adjustments, net (note 9)	--	--	--	14,561	--	14,561
Change in the liability for unrecognized tax benefits (note 10)	--	--	--	--	85,522
Unrealized foreign currency translation adjustment				8,456		8,456
Other	--	--	--	(364)	--	(364)

Comprehensive loss	--	--	--	--	--	$(1,665,132)

Balance, December 31, 2007	$123,067	$316,649	$(2,266,364)	$70,675	$4,350,316

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands of dollars)
Cash flows from operating activities:
Net (loss) income	$(1,670,018)	$564,739	$626,873
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of deferred insurance policy
acquisition costs	12,922	14,202	20,344
Capitalized deferred insurance policy
acquisition costs	(11,321)	(8,555)	(11,046)
Depreciation and other amortization	25,177	22,317	18,977
(Increase) decrease in accrued investment income	(8,183)	1,723	886
(Increase) decrease in reinsurance recoverable
on loss reserves	(21,827)	1,370	2,515
Decrease (increase) in prepaid reinsurance premiums	905	(12)	(2,772)
(Increase) decrease in premium receivable	(19,262)	3,476	3,849
Increase (decrease) in loss reserves	1,516,764	1,261	(61,140)
Increase in premium deficiency reserve	1,210,841	--	--
Increase in unearned premiums	82,572	29,838	16,390
Decrease in income taxes payable	(814,624)	(32,465)	(47,735)
Equity losses (earnings) from joint ventures	424,346	(249,473)	(215,965)
Distributions from joint ventures	51,512	150,549	144,161
Realized (gain)/loss	(142,195)	4,264	14,857
Other	(5,638)	(7,437)	(1,889)

Net cash provided by operating activities	631,971	495,797	508,305

Cash flows from investing activities:
Purchase of equity securities	(95)	(90)	(2,802)
Purchase of fixed maturities	(2,721,294)	(1,841,293)	(1,592,615)
Additional investment in joint ventures	(3,903)	(75,948)	(12,928)
Sale of investment in joint ventures	240,800	--	15,652
Note receivable from joint ventures	(50,000)	--	--
Proceeds from sale of equity securities	--	--	10,167
Proceeds from sale of fixed maturities	1,690,557	1,563,889	1,355,912
Proceeds from maturity of fixed maturities	331,427	311,604	283,256
Other	(1,262)	1,881	49

Net cash (used in) provided by investing activities	(513,770)	(39,957)	56,691

Cash flows from financing activities:
Dividends paid to shareholders	(63,819)	(85,495)	(48,439)
Proceeds from note payable	300,000
Proceeds from issuance of long-term debt	--	199,958	297,732
Repayment of long-term debt	(200,000)	--	(300,000)
(Repayment of) net proceeds from short-term debt	(87,110)	(110,908)	42,833
Proceeds from reissuance of treasury stock	1,484	1,677	1,234
Payments for repurchase of common stock	(75,659)	(385,629)	(533,844)
Common stock shares issued	2,098	18,100	4,276
Excess tax benefits from share-based payment arrangements	--	4,939	--

Net cash used in financing activities	(123,006)	(357,358)	(536,208)

Net (decrease) increase in cash and cash equivalents	(4,805)	98,482	28,788
Cash and cash equivalents at beginning of year	293,738	195,256	166,468

Cash and cash equivalents at end of year	$288,933	$293,738	$195,256

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

1.	Nature of business

MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”) and several other subsidiaries, is principally engaged in the mortgage insurance business. We provide mortgage insurance to lenders throughout the United States and to government sponsored entities (“GSEs”) to protect against loss from defaults on low down payment residential mortgage loans. In 2007, we began providing mortgage insurance to lenders in Australia. Through certain other non-insurance subsidiaries, we also provide various services for the mortgage finance industry, such as contract underwriting and portfolio analysis and retention. Our principal products are primary mortgage insurance and pool mortgage insurance. Primary mortgage insurance may be written through the flow market channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk market channel, in which portfolios of loans are individually insured in single, bulk transactions.

At December 31, 2007, our direct domestic primary insurance in force (representing the principal balance in our records of all mortgage loans that we insure) and direct domestic primary risk in force (representing the insurance in force multiplied by the insurance coverage percentage) was approximately $211.7 billion and $55.8 billion, respectively. In addition to providing direct primary insurance coverage, we also insure pools of mortgage loans. Our direct pool risk in force at December 31, 2007 was approximately $2.8 billion. Our risk in force in Australia at December 31, 2007 was approximately $462 million.

Historically a significant portion of the mortgage insurance provided by us through the bulk channel has been used as a credit enhancement for securitizations. During the fourth quarter of 2007, the performance of loans included in Wall Street bulk transactions deteriorated materially and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. Therefore, during the fourth quarter of 2007, we decided to stop writing that portion of our bulk business. A Wall Street bulk transaction is any bulk transaction where we had knowledge that the loans would serve as collateral in a home equity securitization. In general, loans included in Wall Street bulk transactions had lower average FICO scores and a higher percentage of ARMs, compared to our remaining business. We plan to continue to provide mortgage insurance on bulk transactions with the GSEs or for portfolio transactions where the lender will hold the loans.

Business Combination

In February 2007 we agreed to merge with Radian Group Inc. (“Radian”). On September 5, 2007 we, along with Radian, announced that we had entered into an agreement that terminated the merger due to then-current market conditions which made combining the companies significantly more challenging. Except to reimburse certain third party expenses, neither party made payment to the other in connection with the termination.

2.	Basis of presentation and summary of significant accounting policies

The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of MGIC Investment Corporation and its majority-owned subsidiaries. All intercompany transactions have been eliminated. Our unconsolidated investments in Credit-Based Asset Servicing and Securitization LLC (“C-BASS”) and Sherman Financial Group LLC (“Sherman”) are accounted for using the equity method of accounting and recorded on the balance sheet as investments in joint ventures. We review our investments in joint ventures for evidence of “other than temporary” impairments, such as an inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. For the year ended December 31, 2007 we recorded an impairment charge equal to our entire equity investment in C-BASS, see Note 8 “Joint ventures” for additional information regarding this impairment. There were no “other than temporary” equity investment impairment charges for the years ending December 31, 2006 and 2005. We have certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, of an immaterial amount. Our equity in the earnings of joint ventures is shown separately, net of tax, on the statement of operations. (See Note 8.)

Investments

We categorize our investment portfolio according to our ability and intent to hold the investments to maturity. Investments which we do not have the ability and intent to hold to maturity are considered to be available-for-sale and are reported at fair value and the related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income in shareholders’ equity. Our entire investment portfolio is classified as available-for-sale. We use third party pricing services to determine the fair value of our portfolio. These services utilize a variety of inputs to determine fair value including actual trade data, benchmark yield data, broker/dealer quotes, issuer spread data, and other reference information. This information is evaluated using a multidimensional pricing model. This model combines all inputs to arrive at the fair value assigned to each security. We review the prices generated by this model for reasonableness and, in some cases, further analyze and research prices generated to ensure their accuracy. Realized investment gains and losses are reported in income based upon specific identification of securities sold. (See note 4.)

We complete a quarterly review of invested assets for evidence of “other than temporary” impairments. A cost basis adjustment and realized loss will be taken on invested assets whose value decline is deemed to be “other than temporary”. Additionally, for investments written down, income accruals will be stopped absent evidence that payment is likely and an assessment of the collectibility of previously accrued income is made. Factors used in determining investments whose value decline may be considered “other than temporary” include the following:

•	Investments with a market value less than 80% of amortized costs
•	For fixed income and preferred stocks, declines in credit ratings to below investment grade from appropriate rating agencies
•	Other securities which are under pressure due to market constraints or event risk
•	Intention to hold fixed income securities to maturity

There were no “other than temporary” asset impairment charges on our investment portfolio for the years ending December 31, 2007, 2006 and 2005.

Securities Lending

Periodically, we participate in securities lending, primarily as an investment yield enhancement, through a program administered by our investment custodian. The program obtains collateral in an amount generally equal to 102% and 105% of the fair market value of domestic and foreign securities lent, respectively, monitors the market value of the securities pledged as collateral on a daily basis and obtains additional collateral as necessary. The collateral received for securities loaned is included in the investment portfolio, and the offsetting obligation to return the collateral is reported as a liability, on the consolidated balance sheet. At December 31, 2007 and 2006, we had no securities on loan under this program.

Home office and equipment

Home office and equipment is carried at cost net of depreciation. For financial statement reporting purposes, depreciation is determined on a straight-line basis for the home office, equipment and data processing hardware over estimated lives of 45, 5 and 3 years, respectively. For income tax purposes, we use accelerated depreciation methods.

Home office and equipment is shown net of accumulated depreciation of $51.7 million, $47.6 million and $42.8 million at December 31, 2007, 2006 and 2005, respectively. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $4.4 million, $4.4 million and $4.6 million, respectively.

Deferred insurance policy acquisition costs

Costs associated with the acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs (“DAC”). For each underwriting year book of business, these costs are amortized to income in proportion to estimated gross profits over the estimated life of the policies. We utilize anticipated investment income in our calculation.This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development. If a premium deficiency exists, we reduce the related DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the related DAC balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

During 2007, 2006 and 2005, we amortized $12.9 million, $14.2 million and $20.3 million, respectively, of deferred insurance policy acquisition costs.

Loss reserves

Reserves are established for reported insurance losses and loss adjustment expenses based on when we receive notices of default on insured mortgage loans. A default is defined as an insured loan with a mortgage payment that is 45 days or more past due. Reserves are also established for estimated losses incurred on notices of default not yet reported to us. In accordance with GAAP for the mortgage insurance industry, we do not establish loss reserves for future claims on insured loans which are not currently in default. We establish reserves using estimated claims rates and claims amounts in estimating the ultimate loss. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

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

Premium deficiency reserves

After our loss reserves are initially established, we perform premium deficiency tests using our best estimate assumptions as of the testing date. Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. The discount rate used in the calculation of the premium deficiency reserve was based upon our pre-tax investment yield at December 31, 2007. Products are grouped for premium deficiency purposes based on similarities in the way the products are acquired, serviced and measured for profitability.

Calculations of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other factors, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings. (See note 6.)

Revenue recognition

Our insurance subsidiaries write policies which are guaranteed renewable contracts at the insured’s option on a single, annual or monthly premium basis. The insurance subsidiaries have no ability to reunderwrite or reprice these contracts. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender and will have no effect on earned premium. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred insurance policy acquisition costs.

Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay. Fee income consists primarily of contract underwriting and related fee-based services provided to lenders and is included in “Other revenue” on the statement of operations.

Income taxes

We file a consolidated federal income tax return with our domestic subsidiaries. Our foreign subsidiaries file separate tax returns in their respective jurisdictions. A formal tax sharing agreement exists between us and our domestic subsidiaries. Each subsidiary determines income taxes based upon the utilization of all tax deferral elections available. This assumes tax and loss bonds are purchased and held to the extent they would have been purchased and held on a separate company basis since the tax sharing agreement provides that the redemption or non-purchase of such bonds shall not increase such member’s separate taxable income and tax liability on a separate company basis.

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves, which are recorded for regulatory purposes. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. We account for these purchases as a payment of current federal income taxes.

Deferred income taxes are provided under the liability method, which recognizes the future tax effects of temporary differences between amounts reported in the financial statements and the tax bases of these items. The expected tax effects are computed at the current federal tax rate.

We provide for uncertain tax positions and the related interest and penalties based on our assessment of whether a tax benefit is more likely than not to be sustained upon examination of taxing authorities. (See note 10.)

Benefit plans

We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. Retirement benefits are based on compensation and years of service. We recognize these retirement benefit costs over the period during which employees render the service that qualifies them for benefits. Our policy is to fund pension cost as required under the Employee Retirement Income Security Act of 1974. (See note 9.)

We accrue the estimated costs of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits. We offer both medical and dental benefits for retired domestic employees and their spouses. Benefits are generally funded as they are due. The cost to us was not significant in 2007, 2006 and 2005. (See note 9.)

Reinsurance

Loss reserves and unearned premiums are reported before taking credit for amounts ceded under reinsurance treaties. Ceded loss reserves are reflected as “Reinsurance recoverable on loss reserves”. Ceded unearned premiums are reflected as “Prepaid reinsurance premiums”. We remain contingently liable for all reinsurance ceded. (See note 7.)

Foreign Currency Translation

Assets and liabilities denominated in a foreign currency are translated at the year-end exchange rates. Operating results are translated at average rates of exchange prevailing during the year. Unrealized gains and losses, net of deferred taxes, resulting from translation are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from transactions in a foreign currency are recorded in current period net income at the rate on the transaction date.

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” under the modified prospective method. Accordingly, prior period amounts have not been restated. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value recognition provisions of SFAS No. 123 were voluntarily adopted by us in 2003 prospectively to all employee awards granted or modified on or after January 1, 2003. Under SFAS 123R, we are required to record compensation expense for all awards granted after the date of adoption and for all the unvested portion of previously granted awards that remained outstanding at the date of adoption. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to five years. (See note 11.)

Earnings per share

Our basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, Earnings Per Share. Our net income is the same for both basic and diluted EPS. Basic EPS is based on the weighted-average number of common shares outstanding. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include stock awards and stock options. In accordance with SFAS 128, if we report a net loss from continuing operations the diluted EPS is computed in the same manner as the basic EPS. The following is a reconciliation of the weighted average number of shares; note that for the year ended December 31, 2007 the diluted weighted-average shares are equivalent to the basic weighted average shares due to a net loss from continuing operations.

	Years Ended December 31,
	2007	2006	2005
	(shares in thousands)
Weighted-average shares -
Basic	81,294	84,332	91,787
Common stock equivalents	--	618	656

Weighted-average shares -
Diluted	81,294	84,950	92,443

For the year ended December 31, 2007, 2.6 million shares attributable to outstanding stock options and 1.4 million restricted shares or share units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the years ended December 31, 2006 and 2005, 1.3 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the years ended December 31, 2006 and 2005, 0.4 million shares of performance stock awards have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on performance measures established for a specific performance period. (See note 11.)

Comprehensive income

Our total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands of dollars)
Net (loss) income	$(1,670,018)	$564,739	$626,873
Other comprehensive income (loss)	4,886	6,076	(45,884)

Total comprehensive (loss) income	$(1,665,132)	$570,815	$580,989

Other comprehensive income (loss) (net of tax):
Change in unrealized net derivative gains and losses	$--	$777	$464
Amortization of deferred losses on derivatives	--	--	676
Change in unrealized gains and losses on investments	(17,767)	5,796	(48,119)
Amortization related to benefit plans	14,561	--	--
Unrealized foreign currency translation adjustment	8,456	--	--
Other	(364)	(497)	1,095

Other comprehensive income (loss)	$4,886	$6,076	$(45,884)

At December 31, 2007, accumulated other comprehensive income of $70.7 million included $65.9 million of net unrealized gains on investments, ($3.2) million relating to defined benefit plans, $8.5 million related to foreign currency translation adjustment and ($0.5) million relating to the accumulated other comprehensive loss of our joint venture investment. At December 31, 2006, accumulated other comprehensive income of $65.8 million included $83.7 million of net unrealized gains on investments, ($17.8) million relating to defined benefit plans and ($0.1) million relating to the accumulated other comprehensive loss of our joint venture investment. (See notes 4 and 9.)

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The objective of this statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for a company’s first fiscal year beginning after November 15, 2007. We are currently evaluating the provisions of this statement and the impact, if any, this statement will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This statement provides enhanced guidance for using fair value to measure assets and liabilities. This statement also provides expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the provisions of this statement and the impact, if any, this statement will have on our results of operations and financial position.

Cash and cash equivalents

We consider cash equivalents to be money market funds and investments with original maturities of three months or less.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2006 and 2005 amounts to allow for consistent financial reporting.

3.	Related party transactions

We provided certain services to C-BASS and Sherman in 2007, 2006 and 2005 in exchange for fees. In addition, C-BASS provided certain services to us during 2007, 2006 and 2005 in exchange for fees. The net impact of these transactions was not material to us.

4.	Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2007 and 2006 are shown below. Debt securities consist of fixed maturities and short-term investments.

December 31, 2007:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands of dollars)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$128,708	$3,462	$(804)	$131,366
Obligations of U.S. states and
political subdivisions	4,958,994	132,094	(26,109)	5,064,979
Corporate debt securities	449,380	4,625	(8,206)	445,799
Mortgage-backed securities	164,974	1,118	(1,486)	164,606
Debt securities issued
by foreign sovereign
governments	89,506	57	$(2,722)	86,841

Total debt securities	5,791,562	141,356	(39,327)	5,893,591
Equity securities	2,689	1	(48)	2,642

Total investment portfolio	$5,794,251	$141,357	$(39,375)	$5,896,233

December 31, 2006:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands of dollars)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$86,541	$1,245	$(1,554)	$86,232
Obligations of U.S. states and
political subdivisions	4,418,298	139,472	(8,766)	4,549,004
Corporate debt securities	475,809	1,702	(419)	477,092
Mortgage-backed securities	138,326	130	(3,030)	135,426
Debt securities issued
by foreign sovereign
governments	2,100	--	--	2,100

Total debt securities	5,121,074	142,549	(13,769)	5,249,854
Equity securities	2,594	--	(26)	2,568

Total investment portfolio	$5,123,668	$142,549	$(13,795)	$5,252,422

The amortized cost and fair values of debt securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in a separate category.

	Amortized Cost	Fair Value
	(In thousands of dollars)
Due in one year or less	$166,821	$166,877
Due after one year through
five years	874,337	889,786
Due after five years through
ten years	1,142,885	1,183,427
Due after ten years	3,442,545	3,488,895

	5,626,588	5,728,985
Mortgage-backed securities	164,974	164,606

Total at December 31, 2007	$5,791,562	$5,893,591

At December 31, 2007 and 2006, the investment portfolio had gross unrealized losses of $39.4 million and $13.8 million, respectively. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands of dollars)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$14,453	$569	$24,937	$235	$39,390	$804
Obligations of U.S. states
and political subdivisions	829,595	23,368	206,723	2,741	1,036,318	26,109
Corporate debt securities	70,347	8,197	2,701	9	73,048	8,206
Mortgage-backed securities	15,401	64	96,167	1,422	111,568	1,486
Debt issued by foreign
sovereign governments	82,835	2,722	--	--	82,835	2,722
Equity securities	110	1	2,166	47	2,276	48

Total investment portfolio	$1,012,741	$34,921	$332,694	$4,454	$1,345,435	$39,375

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2006	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands of dollars)
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$12,630	$116	$49,264	$1,438	$61,894	$1,554
Obligations of U.S. states
and political subdivisions	464,902	2,107	422,643	6,659	887,545	8,766
Corporate debt securities	164,433	174	19,418	245	183,851	419
Mortgage-backed securities	--	--	113,414	3,030	113,414	3,030
Equity securities	1,123	16	1,123	10	2,246	26

Total investment portfolio	$643,088	$2,413	$605,862	$11,382	$1,248,950	$13,795

The unrealized losses in all categories of our investments were primarily caused by interest rate increases. Because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2007. There were 358 issues in an unrealized loss position at December 31, 2007.

Net investment income is comprised of the following:

	2007	2006	2005
	(In thousands of dollars)
Fixed maturities	$244,126	$228,805	$218,313
Equity securities	391	1,598	2,292
Cash equivalents	15,900	11,535	9,564
Other	2,675	1,872	1,515

Investment income	263,092	243,810	231,684
Investment expenses	(3,264)	(3,189)	(2,830)

Net investment income	$259,828	$240,621	$228,854

The net realized investment gains (losses) and change in net unrealized appreciation (depreciation) of investments are as follows:

	2007	2006	2005
	(In thousands of dollars)
Net realized investment gains
(losses) on investments:
Fixed maturities	$(18,575)	$(5,526)	$13,694
Equity securities	(820)	1,262	4,544
Joint ventures	162,860	--	(3,379)
Other	(1,270)	--	(2)

	$142,195	$(4,264)	$14,857

Change in net unrealized
appreciation (depreciation):
Fixed maturities	$(26,751)	$8,929	$(74,013)
Equity securities	(21)	(10)	(16)
Other	(254)	--	--

	$(27,026)	$8,919	$(74,029)

The reclassification adjustment relating to the change in investment gains and losses is as follows:

	2007	2006	2005
	(In thousands of dollars)
Unrealized holding (losses) gains arising during
the period, net of tax	$(4,633)	$8,833	$(38,381)
Less: reclassification adjustment for net gains
included in net income, net of tax	(13,134)	(3,037)	(9,738)

Change in unrealized investment gains
and losses, net of tax	$(17,767)	$5,796	$(48,119)

The gross realized gains and the gross realized losses on securities were $7.1 million and $27.8 million, respectively, in 2007, $2.9 million and $7.2 million, respectively, in 2006 and $28.4 million and $13.5 million, respectively, in 2005.

The tax (benefit) expense related to the changes in net unrealized (depreciation) appreciation was ($9.3) million, $3.1 million and ($25.9) million for 2007, 2006 and 2005, respectively.

We had $21.5 million and $21.2 million of investments on deposit with various states at December 31, 2007 and 2006, respectively, due to regulatory requirements of those state insurance departments.

5.	Short- and long-term debt

We have a commercial paper program, which is rated “A-2” by Standard and Poors (“S&P”) and “P-1” by Moody’s. The amount available under this program is $300 million less any amounts drawn under the credit facility discussed below. At December 31, 2006, we had $84.1 million in commercial paper outstanding with a weighted average interest rate of 5.35%. At December 31, 2007 we had no commercial paper outstanding because, as noted below, in 2007 we made a draw on our revolving credit facility and repaid the amounts then-outstanding under this program.

We have a $300 million, five year revolving credit facility, expiring in March 2010. Under the terms of the credit facility, we must maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) must maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulation. At December 31, 2007, these requirements were met. Our shareholders’ equity was $2.59 billion and $4.30 billion at December 31, 2007 and 2006, respectively. The facility had been used as a liquidity back up facility for the outstanding commercial paper. In August 2007, we drew the entire $300 million on the revolving credit facility. These funds, in part, were utilized to repay the outstanding commercial paper, which approximated $177 million at the time of the credit facility draw. We drew the portion of the revolving credit facility equal to the outstanding commercial paper because we believed that funding with a long-term maturity was superior to funding that required frequent renewal on a short-term basis. We drew the remainder of the credit facility to provide us with greater financial flexibility at the holding company level. At December 31, 2007 we continued to have the entire $300 million outstanding under this facility.

At December 31, 2006, the remaining credit available under the facility after reduction for the amount necessary to support the commercial paper was $215.9 million, compared to no availability at December 31, 2007.

At December 31, 2007 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, as well as $300 million outstanding under the credit facility. At December 31, 2006 we had $300 million, 5.375% Senior Notes due in November 2015, $200 million 5.625% Senior Notes due in September 2011 and $200 million, 6% Senior Notes due in March 2007. In March 2007 we repaid the $200 million, 6% Senior Notes that came due with funds raised from the September 2006 public debt offering. At December 31, 2007 and 2006, the market value of the outstanding debt (which also includes commercial paper) was $772.0 million and $783.2 million, respectively.

Interest payments on all long-term and short-term debt were $42.6 million, $36.5 million and $43.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

If we fail to maintain the shareholders’ equity of $2.25 billion under the terms of the credit facility, discussed above, and we are not successful obtaining an agreement from banks holding a majority of the debt outstanding under the facility to change (or waive) the minimum shareholders’ equity requirement, banks holding a majority of the debt outstanding under the facility would have the right to declare the entire amount of the outstanding debt due and payable. If the debt under our bank facility were accelerated in this manner, the holders of 25% or more of our publicly traded $200 million 5.625% Senior Notes due in September 2011, and the holders of 25% or more of our publicly traded $300 million 5.375% Senior Notes due in November 2015, each would have the right to accelerate the maturity of that debt. In addition, the Trustee of these two issues of Senior Notes, which is also a lender under our bank credit facility, could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.

We do not believe we will violate this covenant in 2008. There can be no assurance that our actual results will not be materially worse than our forecast.

6.	Loss reserves and premium deficiency reserves

Loss reserves

As described in Note 2, we establish reserves to recognize the estimated liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The following table provides a reconciliation of beginning and ending loss reserves for each of the past three years:

	2007	2006	2005
	(In thousands of dollars)
Reserve at beginning of year	$1,125,715	$1,124,454	$1,185,594
Less reinsurance recoverable	13,417	14,787	17,302

Net reserve at beginning of year	1,112,298	1,109,667	1,168,292
Losses incurred:
Losses and LAE incurred in respect
of default notices received in:
Current year	1,846,473	703,714	679,697
Prior years (1)	518,950	(90,079)	(126,167)

Subtotal	2,365,423	613,635	553,530

Losses paid:
Losses and LAE paid in respect
of default notices received in:
Current year	51,535	27,114	29,804
Prior years	818,951	583,890	582,351

Subtotal	870,486	611,004	612,155

Net reserve at end of year	2,607,235	1,112,298	1,109,667
Plus reinsurance recoverables	35,244	13,417	14,787

Reserve at end of year	$2,642,479	$1,125,715	$1,124,454

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

The top portion of the table above shows losses incurred on default notices received in the current year and in prior years, respectively. The amount of losses incurred relating to default notices received in the current year represents the estimated amount to be ultimately paid on such default notices. The amount of losses incurred relating to default notices received in prior years represents actual claim payments that were higher or lower than what we estimated at the end of the prior year, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. This re-estimation is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure.

Current year losses incurred significantly increased in 2007 compared to 2006 primarily due to significant increases in the default inventory and estimates regarding how much will be paid on claims (severity) and how many delinquencies will result in a claim (claim rate), when each are compared to the same period in 2006. Current year losses incurred increased in 2006 compared to 2005 primarily due to increases in severity, when compared to 2005. The average primary claim paid for 2007 was $37,165, compared to $28,228 in 2006 and $26,361 in 2005. The primary insurance notice inventory increased from 78,628 at December 31, 2006 to 107,120 at December 31, 2007. The primary insurance notice inventory was 85,788 at December 31, 2005. Pool insurance notice inventory increased from 20,458 at December 31, 2006 to 25,224 at December 31, 2007. The pool insurance notice inventory was 23,772 at December 31, 2005.

The development of the reserves in 2007, 2006 and 2005 is reflected in the prior year line. The $518.9 million increase in losses incurred in 2007 related to prior years was due primarily to the significant increases in severity and the significant deterioration in cure rates experienced during the year, as compared to our estimates when originally establishing the reserves at December 31, 2006. The $90.1 million and $126.2 million reduction in losses incurred related to prior years in 2006 and 2005, respectively, was due primarily to more favorable loss trends experienced during those years, when compared to our estimates when originally establishing the reserves at December 31, 2005 and 2004.

The lower portion of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. Since it takes, on average, about twelve months for a default which is not cured to develop into a paid claim, most losses paid relate to default notices received in prior years.

Information about the composition of the primary insurance default inventory at December 31, 2007 and 2006 appears in the table below.

	December 31, 2007	December 31, 2006
Total loans delinquent	107,120	78,628
Percentage of loans delinquent (default rate)	7.45%	6.13%
Prime loans delinquent*	49,333	36,727
Percentage of prime loans delinquent	4.33%	3.71%
(default rate)
A-minus loans delinquent*	22,863	18,182
Percent of A-minus loans delinquent	19.20%	16.81%
(default rate)
Subprime credit loans delinquent*	12,915	12,227
Percentage of subprime credit loans	34.08%	26.79%
delinquent (default rate)
Reduced documentation loans delinquent	22,009	11,492
Percentage of reduced documentation loans	15.48%	8.19%
delinquent (default rate)

*We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

Premium deficiency reserves

Historically all of our insurance risks were included in a single grouping and the calculations to determine if a premium deficiency existed were performed on our entire in force book. As of September 30, 2007, based on these calculations there was no premium deficiency on our total in force book. During the fourth quarter of 2007, we experienced significant increases in our default inventory, and severities and claim rates on loans in default. We further examined the performance of our in force book and determined that the performance of loans included in Wall Street bulk transactions was significantly worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. As a result we began separately measuring the performance of Wall Street bulk transactions and decided to stop writing this business. Consequently, as of December 31, 2007, we performed separate premium deficiency calculations on the Wall Street bulk transactions and on the remainder of our in force book to determine if premium deficiencies existed. As a result of those calculations, we recorded premium deficiency reserves of $1,211 million in the fourth quarter of 2007 to reflect the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on the Wall Street bulk transactions. The discount rate used in the calculation of the premium deficiency reserve, 4.70%, was based upon our pre-tax investment yield at December 31, 2007. Within the premium deficiency calculation, our expected present value of expected future losses and expenses was $3,561 million, offset by the present value of expected future premium of $901 million and already established loss reserves of $1,449 million. As of December 31, 2007 there was no premium deficiency related to the remainder of our in force business.

Calculations of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other factors, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings.

7.	Reinsurance

We cede a portion of our business to reinsurers and record assets for reinsurance recoverable on loss reserves and prepaid reinsurance premiums. We cede primary business to reinsurance subsidiaries of certain mortgage lenders (“captives”). The majority of ceded premiums relates to these agreements. Most of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder are quota share agreements. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss (typically 4% or 5%), the captives are responsible for the second aggregate layer of loss (typically 5% or 10%) and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically range from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%.

Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to the captives are deposited in the applicable trust account to support the captive’s layer of insured risk. Such amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. The total fair value of the trust fund assets under these agreements at December 31, 2007 exceeded approximately $630 million.

Since 2005, we have entered into three separate aggregate excess of loss reinsurance agreements under which we ceded approximately $130 million of risk in force in the aggregate to three special purpose reinsurance companies. The remaining amount of ceded risk in force at December 31, 2007 was approximately $83.2 million. Additionally, certain pool polices written by us have been reinsured with one domestic reinsurer. We receive a ceding commission under certain reinsurance agreements.

We do not currently anticipate any collection problems from any of our reinsurers. Generally, reinsurance recoverables on primary loss reserves and prepaid reinsurance premiums are backed by trust funds or letters of credit.

The effect of these agreements on premiums earned and losses incurred is as follows:

	2007	2006	2005
	(In thousands of dollars)
Premiums earned:
Direct	$1,430,964	$1,327,270	$1,364,598
Assumed	3,220	2,049	1,064
Ceded	(171,794)	(141,910)	(126,970)

Net premiums earned	$1,262,390	$1,187,409	$1,238,692

Losses incurred:
Direct	$2,399,233	$621,298	$558,077
Assumed	517	203	(100)
Ceded	(34,327)	(7,866)	(4,447)

Net losses incurred	$2,365,423	$613,635	$553,530

8.	Investments in joint ventures

C-BASS

C-BASS, a limited liability company, is an unconsolidated, less than 50%-owned investment of ours that is not controlled by us. The interests in C-BASS are owned by us and Radian in equal amounts (with a portion of such amounts subject to an option in favor of a third party), with the remaining interests owned by the management of C-BASS. Historically, C-BASS was principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As a result of margin calls from lenders that C-BASS was not able to meet, C-BASS’s purchases of mortgages and mortgage securities and its securitization activities ceased.

On July 30, 2007, we announced that we had concluded that the value of our investment in C-BASS had been materially impaired and that the amount of the impairment could be our entire investment. In connection with the determination of our results of operations for the quarter ended September 30, 2007, we wrote down our entire equity investment in C-BASS through an impairment charge of $466 million. This impairment charge is reflected in our results of operations for 2007.

We measured the value of our investment based upon the potential market for the equity interest in C-BASS and expected future cash flows of C-BASS, including a consensual, non-bankruptcy restructuring, which, subsequently occurred on November 16, 2007 through an override agreement with C-BASS’s creditors. The override agreement provides that C-BASS’s assets are to be paid out over time to its secured and unsecured creditors. The information used in our valuation was provided by C-BASS. We believe there is a high degree of uncertainty surrounding the amounts and timing of C-BASS’s cash flows and our analysis of them involved significant management judgment based upon currently available facts and circumstances, which are subject to change. The market analysis as well as our analysis of the cash flow projections reflected little or no value for our equity interest in C-BASS. Based on these analyses our entire equity interest in C-BASS was written down through an impairment charge under the guidance of APB 18 – Equity Method of Accounting.

In mid-July 2007 we lent C-BASS $50 million under an unsecured credit facility. At September 30, 2007 this note was carried at face value on our consolidated balance sheet. During the fourth quarter of 2007 C-BASS incurred additional losses that caused us to reduce the carrying value of the note to zero under equity method accounting.

Summary C-BASS balance sheets and income statements at the dates and for the periods indicated appear below. C-BASS is in the process of finalizing their December 31, 2007 financial statements including the valuation of their investment portfolio. Determining fair value on the investment portfolio assets of C-BASS is challenging given the complexity of the instruments and the limited observable market trades that exists for the type of sub-prime securities held in C-BASS’s portfolio. C-BASS management continues to refine their fair value methods and search for reliable market information that may impact the final asset carrying values and information presented below. As such, the summary information in the tables below is subject to adjustments as additional information is obtained. Our entire investment balance and note receivable have been reduced to zero and we have no commitments, guarantees or other obligations to, or on behalf of, C-BASS, which would cause us to record additional loss. As a result, any subsequent changes to the results of C-BASS for 2007 will not have an impact on our results of operations, cash flows or shareholders’ equity.

C-BASS Summary Balance Sheet:

	December 31,
	2007	2006
	(In millions of dollars)
Total assets	$5,900	$8,801
Debt	$2,400	$6,140
Total liabilities	$6,750	$7,875
Owners’ (deficit) equity	$(850)	$926

Included in total assets and total liabilities at December 31, 2007 and 2006 were approximately $3.8 billion and $741 million, respectively, of assets and $4.2 billion and $720 million, respectively, of liabilities from securitizations that did not qualify for off-balance sheet treatment. The increases from December 31, 2006 are the result of the acquisition of Fieldstone Investment Corporation in July 2007 which necessitated the consolidation of various Fieldstone securitization trusts which did not qualify for off-balance sheet treatment, partially offset by declines in the market value of C-BASS’s assets.

C-BASS Summary Income Statement:

	Year Ended December 31,
	2007	2006	2005
	(In thousands of dollars)
Total revenue	$(1,500.0)	$746.7	$624.9
Total expense	250.0	456.2	384.3

(Loss) income before tax	$(1,750.0)	$290.5	$240.6

Company’s (loss) income from C-BASS	$(499.6)	$133.7	$110.9

Sherman

Sherman is principally engaged in the business of purchasing and collecting for its own account delinquent consumer assets which are primarily unsecured, and in originating and servicing subprime credit card receivables. The borrowings used to finance these activities are included in Sherman’s balance sheet. A substantial portion of Sherman’s consolidated assets are investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman’s results of operations are sensitive to estimates by Sherman’s management of ultimate collections on these portfolios. Our investment in Sherman on an equity basis at December 31, 2007 was $115.3 million. We received $51.5 million in distributions from Sherman in 2007.

Sherman Summary Balance Sheet:

	December 31,
	2007	2006
	(In millions of dollars)
Total assets	$2,242	$1,204
Debt	$1,611	$761
Total liabilities	$1,821	$923
Members’ equity	$421	$281

Sherman Summary Income Statement:

	Year Ended December 31,
	2007	2006	2005
	(In thousands of dollars)
Revenues from receivable portfolios	$994.3	$1,031.6	$855.5
Portfolio amortization	488.1	373.0	292.8

Revenues, net of amortization	506.2	658.6	562.7
Credit card interest income and fees	692.9	357.3	196.7
Other revenue	60.8	35.6	71.1

Total revenues	1,259.9	1,051.5	830.5
Total expenses	991.5	702.0	541.3

Income before tax	$268.4	$349.5	$289.2

Company’s income from Sherman	$81.6	$121.9	$110.3

In September 2007, we sold a portion of our interest in Sherman to an entity owned by Sherman’s senior management. The interest sold by us represented approximately 16% of Sherman’s equity. We received a cash payment of $240.8 million in the sale and are entitled to a contingent payment if the management entity’s after-tax return on the interests it purchased exceeds approximately 16% annually over a period that can end as late as December 31, 2013. We recorded a $162.9 million pre-tax gain on this sale, which is reflected in our results of operations for 2007 as a realized gain. After the sale, we own approximately 24.25% of Sherman’s interests, and Sherman’s management owns approximately 54.0%. Radian owns the balance of Sherman. We continue to account for this investment under the equity method of accounting.

The “Company’s income from Sherman” line item in the table above includes $15.6 million and $12.0 million of additional amortization expense in 2007 and 2006, respectively, above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value. As noted above, after the sale of equity interest in September 2007 we now own approximately 24.25% interest in Sherman, which is the lowest interest held since the original investment.

Because C-BASS and Sherman are accounted for using the equity method, they are not consolidated with us and their assets and liabilities do not appear in our balance sheet. The “investments in joint ventures” item in our balance sheet reflects the amount of capital contributed by us to joint ventures plus our share of their comprehensive income (or minus our share of their comprehensive loss) and minus capital distributed to us by the joint ventures. (See note 2.)

9.	Benefit plans

The following tables provide the components of aggregate annual net periodic benefit cost, the amounts recognized in the consolidated balance sheet, changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans:

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Components of Net Periodic Benefit Cost for fiscal year ending
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
1. Company Service Cost	$10,047	$9,904	$3,377	$3,628
2. Interest Cost	12,225	11,005	3,874	4,077
3. Expected Return on Assets	(17,625)	(14,896)	(3,269)	(2,594)
4. Other Adjustments	--	--	--	--

Subtotal	4,647	6,013	3,982	5,111
5. Amortization of :
a. Net Transition Obligation/(Asset)	--	--	283	283
b. Net Prior Service Cost/(Credit)	564	564	--	--
c. Net Losses/(Gains)	552	435	--	421

Total Amortization	1,116	999	283	704
6. Net Periodic Benefit Cost	5,763	7,012	4,265	5,815
7. Cost of SFAS 88 Events	--	--	--	--

8. Total Expense for Year	$5,763	$7,012	$4,265	$5,815

	12/31/2007	12/31/2006	12/31/2007	12/31/2006

Reconciliation of Net Balance Sheet (Liability)/Asset
	(In thousands of dollars)
1. Net Balance Sheet (Liability)/Asset at End of Prior Year	31,918	45,562	(31,218)	(19,085)
2. Amount Recognized in AOCI at End of Prior Year	16,667	--	10,696	--

3. (Accrued)/Prepaid Benefit Cost (before Adjustment)	48,585	45,562	(20,522)	(19,085)
at End of Prior Year
4. Net Periodic Benefit (Cost)/Income for Fiscal Year	(5,762)	(7,012)	(4,267)	(5,816)
5. (Cost)/Income of SFAS 88 Events	--	--	--	--
6. Employer Contributions	10,300	10,000	3,400	3,300
7. Benefits Paid Directly by Company	230	35	983	1,079
8. Other Adjustment	--	--	--	--

9. (Accrued)/Prepaid Benefit Cost (before Adjustment)
at End of Prior Year	53,353	48,585	(20,406)	(20,522)
10. Amount Recognized in AOCI at End of Year	(2,247)	(16,667)	(2,737)	(10,696)

11. Net Balance Sheet (Liability)/Asset at End of Year	51,106	31,918	(23,143)	(31,218)

Development of Funded Status
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
Actuarial Value of Benefit Obligations
1. Measurement Date	12/31/2007	12/31/2006	12/31/2007	12/31/2006
2. Accumulated Benefit Obligatio	177,285	171,312	73,358	74,807
3. Projected Benefit Obligation	207,431	202,950	--	--
Funded Status
1. Projected Accumulated Benefi	(207,431)	(202,950)	(73,358)	(74,807)
2. Plan Assets at Fair Value	258,536	234,868	50,215	43,589

3. Funded Status - Overfunded	51,105	31,918	N/A	N/A
4. Funded Status - Underfunded	N/A	N/A	(23,143)	(31,218)

Accumulated Other Comprehensive Income
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
1. Net Actuarial (Gain)/Loss	$(1,210)	$12,645	$1,320	$8,995
2. Net Prior Service Cost/(Credit)	3,457	4,022	--	--
3. Net Transition Obligation/(Asset)	--	--	1,417	1,701

4. Total at Year End	2,247	16,667	2,737	10,696

Information for Plans with ABO / APBO in Excess of Plan Assets
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
1. Projected Benefit Obligation/
Accumulated Postretirement Benefit Obligation	$13,375	$10,721	$--	$--
2. Accumulated Benefit Obligation /
Accumulated Postretirement Benefit Obligation	5,675	4,709	73,358	74,807
3. Fair Value of Plan Assets	--	--	50,215	43,589

Information for Plans with PBO / APBO Less Than Plan Assets
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
1. Projected Benefit Obligation/
Accumulated Postretirement Benefit Obligation	$194,056	$192,229	$-	$-
2. Accumulated Benefit Obligation /
Accumulated Postretirement Benefit Obligation	171,610	166,603	--	--
3. Fair Value of Plan Assets	258,536	234,868	--	--

The changes in the projected benefit obligation are as follows:

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Change in Projected Benefit Obligation
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
1. Benefit Obligation at Beginning of Year	$202,950	$184,237	$74,807	$68,868
2. Company Service Cost	10,047	9,904	3,377	3,628
3. Interest Cost	12,225	11,005	3,875	4,077
4. Plan Participants’ Contributions	--	--	495	361
5. Net Actuarial (Gain)/Loss due to Assumption Changes	(14,922)	--	(4,644)	--
6. Net Actuarial (Gain)/Loss due to Plan Experience	2,816	673	(3,074)	(688)
7. Benefit Payments from Fund	(5,455)	(2,834)	--	--
8. Benefit Payments Directly by Company	(230)	(35)	(1,479)	(1,439)
9. Benefit Obligation at End of Year	$207,431	$202,950	$73,357	$74,807

The changes in the fair value of the net assets available for plan benefits are as follows:

Change in Plan Assets
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
1. Fair Value of Plan Assets at Beginning of Year	$234,868	$199,278	$43,590	$34,588
2. Company Contributions	10,530	10,036	4,383	4,379
3. Plan Participants’ Contributions	--	--	495	361
4. Benefit Payments from Fund	(5,455)	(2,834)	--	--
5. Benefit Payments paid directly by Company	(230)	(35)	(1,479)	(1,439)
6. Actual Return on Assets	18,823	27,638	3,226	5,701
7. Prior Year End Asset True-up	--	785	--	--
8. Fair Value of Plan Assets at End of Year	258,536	234,868	50,215	43,590

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Change in Net Actuarial Loss/(Gain)
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
1. Net Actuarial Loss/(Gain) at end of prior year	$12,645	$25,935	$8,995	$13,211
2. Amortization Credit/(Cost) For Year	(552)	(435)	--	(421)
3. Liability Loss/(Gain)	(12,106)	672	(7,718)	(688)
4. Asset Loss/(Gain)	(1,198)	(13,527)	43	(3,107)
5. Net Actuarial Loss/(Gain) at year end	$(1,211)	$12,645	$1,320	$8,995

Change in Accumulated Other Comprehensive Income (AOCI)
1. AOCI in Prior Year	$16,667	$--	$10,696	$--
2. Increase/(Decrease) in AOCI
a. Recognized during year - Net Recognized Transition
Transition (Obligation)/Asset	--	N/A	(283)	N/A
b. Recognized during year - Prior Service (Cost)/Credit	(564)	N/A	--	N/A
c. Recognized during year - Net Actuarial (Losses)/Gains	(552)	N/A	--	N/A
d. Occurring during year - Prior Service Cost	--	N/A	--	N/A
e. Occurring during year - Net Actuarial Losses/(Gains)	(13,304)	N/A	(7,676)	N/A
f. Increase (decrease) due to adoption of SFAS 158	N/A	16,667	N/A	10,696
g. Other adjustments	--	--	--	--
3. AOCI in Current Year	$2,247	$16,667	$2,737	$10,696

Amortizations Expected to be Recognized During Next Fiscal Year
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
1. Amortization of Net Transition
Obligation/(Asset)	$--	$--	$283	$283
2. Amortization of Prior Service Cost/(Credit)	684	564	--	--
3. Amortization of Net Losses/(Gains)	456	254	--	106

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Actuarial Assumptions
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate	6.50%	6.00%	6.50%	6.00%
2. Rate of Compensation Increase	4.50%	4.50%	N/A	N/A
3. Social Security Increase	N/A	N/A	N/A	N/A
4. Pension Increases for Participants In-Payment Status	N/A	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate	6.00%	6.00%	6.00%	6.00%
2. Expected Long-term Return on Plan Assets	7.50%	7.50%	7.50%	7.50%
3. Rate of Compensation Increase	4.50%	4.50%	N/A	N/A
4. Social Security Increase	N/A	N/A	N/A	N/A
5. Pension Increases for Participants In-Payment Status	N/A	N/A	N/A	N/A
Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year	N/A	N/A	8.50%	9.00%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate	N/A	N/A	2015	2015

In selecting a discount rate, we performed a hypothetical cash flow bond matching exercise, matching our expected pension plan and postretirement medical plan cash flows, respectively, against a selected portfolio of high quality corporate bonds. The modeling was performed using a bond portfolio of noncallable bonds with at least $25 million outstanding. The average yield of these hypothetical bond portfolios was used as the benchmark for determining the discount rate. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the classes of funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts’ targeted asset allocation for the year and the expected returns likely to be earned over the next 20 years.

The weighted-average asset allocations of the plans are as follows:

	Pension Plan		Other Postretirement Benefits
Plan Assets
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
Allocation of Assets at year end
1. Equity Securities	77%	80%	100%	100%
2. Debt Securities	20%	17%	0%	0%
3. Real Estate	3%	3%	0%	0%
4. Other	0%	0%	0%	0%
5. Total	100%	100%	100%	100%
Target Allocation of Assets
1. Equity Securities	77%	80%	100%	100%
2. Debt Securities	20%	17%	0%	0%
3. Real Estate	3%	3%	0%	0%
4. Other	0%	0%	0%	0%
5. Total	100%	100%	100%	100%

Our pension plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in CPI
•	Achieve competitive investment results
•	Provide consistent investment returns
•	Meet or exceed the actuarial return assumption

The primary focus in developing asset allocation ranges for the account is the assessment of the account’s investment objectives and the level of risk that is acceptable to obtain those objectives. To achieve these goals the minimum and maximum allocation ranges for fixed securities and equity securities are:

	Minimum	Maximum
Fixed	0%	30%
Equity	70%	100%
Cash equivalents	0%	10%

Investment in international oriented funds is limited to a maximum of 20% of the equity range.

Our postretirement plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in CPI
•	Achieve competitive investment results

The primary focus in developing asset allocation ranges for the account is the assessment of the account’s investment objectives and the level of risk that is acceptable to obtain those objectives. To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum
Fixed	0%	10%
Equity	90%	100%

Given the long term nature of this portfolio and the lack of any immediate need for cash flow, it is anticipated that the equity investments will consist of growth stocks and will typically be at the higher end of the allocation ranges above. Investment in international oriented funds is limited to a maximum of 18% of the portfolio.

The following tables show the actual and estimated future contributions and actual and estimated future benefit payments.

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Company Contributions
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
Company Contributions for the Year Ending:
1. Current - 1	$10,036	$8,161	$4,379	$2,816
2. Current	10,530	10,035	4,383	4,379
3. Current + 1	9,262	10,666	3,000	3,500

Benefits Paid Directly by the Company
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
Benefits Paid Directly by the Company for the Year Ending:
1. Current - 1	$36	$33	$1,440	$1,268
2. Current	230	36	1,479	1,440
3. Current + 1	262	166	2,114	1,420

Plan Participants’ Contributions
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
Plan Participants’ Contributions for the Year Ending:
1. Current - 1	$-	$-	$361	$272
2. Current	--	--	495	361
3. Current + 1	--	--	533	625

Benefit Payments (Total)
	12/31/2007	12/31/2006	12/31/2007	12/31/2006
	(In thousands of dollars)
Actual Benefit Payments for the Year Ending:
1. Current - 1	$2,869	$2,274	$1,440	$1,268
2. Current	5,685	2,869	1,479	1,440
Expected Benefit Payments for the Year Ending:
3. Current + 1	4,761	3,738	1,581	1,420
4. Current + 2	5,530	4,411	1,851	1,642
5. Current + 3	6,603	5,299	2,167	1,948
6. Current + 4	7,567	6,457	2,548	2,281
7. Current + 5	8,892	7,507	2,890	2,662
8. Current + 6 - 10	66,628	59,040	20,177	18,499

The following tables show the impact of FAS 158 on the amounts that have been recognized in the consolidated balance sheet.

	Pension and Supplemental Executive Retirement Plans	Other Postretirement Benefits
Additional Information - Balance Sheet Entries Under Prior Rules
	12/31/2006	12/31/2006
(In thousands of dollars)
Statement of Financial Position Prior to Deferred Tax Adjustments:
1. (Accrued)/Prepaid as of end of year	$48,585	$(20,522)
2. Additional Minimum Liability	--	--
3. Intangible Asset	--	--
4. Accumulated Other Comprehensive Income using prior rules	--	--
5. Accumulated Other Comprehensive Income using new rules	16,667	10,696

Additional Information - Impact of SFAS 158 Pre Tax
	12/31/2006	12/31/2006
	(In thousands of dollars)
Before Application of Statement 158
Assets
1. Prepaid Cost	$57,135	$--
Liabilities and Stockholders’ Equity
1. Liability for Pension Benefits	8,550	20,522
2. AOCI	--	--
3. Total Stockholders’ Equity	--	--
Adjustments
Assets
1. Prepaid Cost	$(14,496)	$--
Liabilities and Stockholders’ Equity
1. Liability for Pension Benefits	2,171	10,696
2. AOCI	16,667	10,696
3. Total Stockholders’ Equity	16,667	10,696
After Application of Statement 158
Assets
1. Prepaid Cost	$42,639	$--
Liabilities and Stockholders’ Equity
1. Liability for Pension Benefits	10,721	31,218
2. AOCI	16,667	10,696
3. Total Stockholders’ Equity	16,667	10,696

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Components of Net Periodic Benefit Cost for fiscal year ending
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
	(In thousands of dollars)
Discount Rate	6.50%	6.00%	6.50%	6.00%
Expected Long-term Return on Plan Assets (EROA)	7.50%	7.50%	7.50%	7.50%
Rate of Compensation Increase	4.50%	4.50%	N/A	N/A
1. Company Service Cost	8,145	10,047	3,553	3,377
2. Interest Cost	13,328	12,225	4,717	3,874
3. Expected Return on Assets	(19,221)	(17,625)	(3,766)	(3,269)
4. Amortization of :
a. Net Transition Obligation/(Asset)	--	--	283	283
b. Net Prior Service Cost	684	564	--	--
c. Net Actuarial (Gain)/Loss	456	552	--	--

Total Amortization	1,140	1,116	283	283
5. Net Periodic Benefit Cost	3,392	5,763	4,787	4,265
6. Cost of SFAS 88 Events	--	--	--	--

7. Total Expense for Year	3,392	5,763	4,787	4,265

The following other postretirement benefit payments, which reflect future service, are expected to be paid in the following fiscal years:

	Other Postretirement Benefits
	Gross Benefits	Medicare Part D Subsidy	Net Benefits
	(In thousands of dollars)
Fiscal Year
2008	1,717	135	1,582
2009	2,014	163	1,851
2010	2,367	200	2,167
2011	2,785	236	2,549
2012	3,179	289	2,890
Years 2013 - 2017	22,597	2,420	20,177

Health care sensitivities

For measurement purposes, a 9.0% health care trend rate was used for pre-65 benefits and post-65 benefits for 2007. In 2008, the rate is assumed to be 8.5%, decreasing to 5.0% by 2015 and remaining at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands of dollars)
Effect on total service and interest cost
components	$1,622	$(1,261)
Effect on postretirement benefit obligation	14,260	(11,332)

We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a profit sharing contribution of up to 5% of each participant’s eligible compensation. We provide a matching 401(k) savings contribution on employees’ before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. We recognized profit sharing expense and 401(k) savings plan expense of $2.7 million, $5.6 million and $5.7 million in 2007, 2006 and 2005, respectively.

10.	Income taxes

Net deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands of dollars)
Deferred tax assets	$681,858	$161,520
Deferred tax liabilities	(56,008)	(63,158)

Net deferred tax asset	$625,850	$98,362

We have deducted contingency reserves on our federal income tax returns in the current and prior periods. These reserves can be released into taxable income in future years. Since the tax effect on these reserves exceeds the gross deferred tax assets, we believe that all gross deferred tax assets at December 31, 2007 are fully realizable and no valuation reserve was established.

The components of the net deferred tax asset as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands of dollars)
Unearned premium reserves	$25,951	$17,223
Deferred policy acquisition costs	(3,775)	(4,469)
Loss reserves	54,399	27,699
Unrealized appreciation in investments	(35,547)	(45,002)
Statutory contingency loss reserves	--	(5,587)
Mortgage investments	31,391	20,588
Benefit plans	(6,794)	2,696
Deferred compensation	21,858	21,902
Investments in joint ventures	114,522	65,835
Premium deficiency reserves	423,794	--
Other, net	51	(2,523)

Net deferred tax asset	$625,850	$98,362

The following summarizes the components of the (credit) provision for income tax:

	2007	2006	2005
	(In thousands of dollars)
Current	$(369,507)	$133,998	$171,420
Deferred	(465,580)	(6,784)	3,021
Other	1,110	2,883	2,491

(Credit) provision for income tax	$(833,977)	$130,097	$176,932

We (received) paid ($176.3) million, $227.3 million and $264.5 million in federal income tax in 2007, 2006 and 2005, respectively. At December 31, 2007, 2006 and 2005, we owned $1,319.6 million, $1,686.5 million and $1,625.3 million, respectively, of tax and loss bonds.

The reconciliation of the federal statutory income tax (credit) rate to the effective income tax (credit) rate is as follows:

	2007	2006	2005
Federal statutory income tax (credit )rate	(35.0)%	35.0%	35.0%
Tax exempt municipal bond interest	(2.6)	(10.7)	(8.4)
Other, net	0.3	0.5	0.4

Effective income tax (credit) rate	(37.3)%	24.8%	27.0%

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

Effective January 1, 2007, we adopted FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” When evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The interpretation adopts a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. As a result of the adoption, we recognized a decrease of $85.5 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits
(in millions)
Balance at January 1, 2007	$81.0
Additions based on tax positions related to the current year	1.1
Additions for tax positions of prior years	4.0
Reductions for tax positions of prior years	--
Settlements	--

Balance at December 31, 2007	$86.1

The total amount of unrecognized tax benefits that would affect our effective tax rate is $74.8 million and $71.3 million as of December 31, 2007 and January 1, 2007, respectively. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. During 2007, we recognized $3.8 million in interest. As of December 31, 2007 and January 1, 2007 we had $20.3 million and $16.5 million of accrued interest related to uncertain tax positions, respectively. The statute of limitations related to the consolidated federal income tax return is closed for all tax years prior to 2000.

The establishment of this liability requires estimates of potential outcomes of various issues and requires significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.

11.	Shareholders’equity and dividend restrictions

Dividends

Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) is the lesser of adjusted statutory net income or 10% of statutory policyholders’surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. As a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. Our other insurance subsidiaries can pay $2.9 million of dividends to us without such regulatory approval.

Certain of our non-insurance subsidiaries also have requirements as to maintenance of net worth. These restrictions could also affect our ability to pay dividends.

In 2007, 2006 and 2005, we paid dividends of $63.8 million, $85.5 million and $48.4 million, respectively, or $0.775 per share in 2007, $1.00 per share in 2006 and $0.525 per share in 2005.

Accounting Principles

The accounting principles used in determining statutory financial amounts differ from GAAP, primarily for the following reasons:

Under statutory accounting practices, mortgage guaranty insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned. Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. Changes in contingency loss reserves impact the statutory statement of operations. Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact GAAP operations.

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

Under statutory accounting practices, fixed maturity investments are generally valued at amortized cost. Under GAAP, those investments which we do not have the ability and intent to hold to maturity are considered to be available-for-sale and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to shareholders’ equity.

Under statutory accounting practices, certain assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected on the GAAP financial statements.

Under statutory accounting practices, our share of the net income or loss of our investments in joint ventures is credited directly to statutory surplus. Under GAAP, income from joint ventures is shown separately, net of tax, on the statement of operations.

The statutory net income, equity and the contingency reserve liability of the insurance subsidiaries (excluding the non-insurance companies), as well as the dividends paid by MGIC to us, are as follows:

Year Ended December 31,	Net Income	Equity	Contingency Reserve	Dividends paid by MGIC to the parent company
(In thousands of dollars)
2007	$ 467,928	$ 1,352,455	$ 3,465,428	$ 320,000
2006	$ 398,059	$ 1,592,040	$ 4,851,083	$ 570,001
2005	$ 316,908	$ 1,678,566	$ 4,662,652	$ 552,200

Share-based compensation plans

We have certain share-based compensation plans. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” under the modified prospective method. Accordingly, prior period amounts have not been restated. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be measured based on the fair value of the equity or liability instrument issued and be recognized in our financial statements. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value recognition provisions of SFAS No. 123 were voluntarily adopted by us in 2003 prospectively to all employee awards granted or modified on or after January 1, 2003. The adoption of SFAS No. 123R and SFAS No. 123 did not have a material effect on our results of operations or financial position. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to five years.

The cost related to stock-based employee compensation included in the determination of net income for 2005 was less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards for the year ended December 31, 2005.

2005
(In thousands of dollars, except per share data)
Net income, as reported	$626,873
Add stock-based employee compensation
expense included in reported net income,
net of tax	13,017
Deduct stock-based employee compensation
expense determined under fair value method
for all awards, net of tax	(17,381)

Pro forma net income	$622,509

Earnings per share:
Basic, as reported	$6.83

Basic, pro forma	$6.78

Diluted, as reported	$6.78

Diluted, pro-forma	$6.73

The compensation cost that has been charged against income for the share-based plans was $19.3 million, $33.4 million and $20.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. The related income tax benefit recognized for the share-based compensation plans was $6.8 million, $11.7 million and $7.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We have stock incentive plans that were adopted in 1991 and 2002. When the 2002 plan was adopted, no further awards could be made under the 1991 plan. The maximum number of shares covered by awards under the 2002 plan is the total of 7.1 million shares plus the number of shares that must be purchased at a purchase price of not less than the fair market value of the shares as a condition to the award of restricted stock under the 2002 plan. The maximum number of shares of restricted stock that can be awarded under the 2002 plan is 5.9 million shares. Both plans provide for the award of stock options with maximum terms of 10 years and for the grant of restricted stock or restricted stock units. The 2002 plan also provides for the grant of stock appreciation rights. The exercise price of options is the closing price of the common stock on the New York Stock Exchange on the date of grant. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. Newly issued shares are used for exercises under the 1991 plan and treasury shares are used for exercises under the 2002 plan. Directors may receive awards under the 2002 plan and were eligible for awards of restricted stock under the 1991 plan.

A summary of option activity in the stock incentive plans during 2007 is as follows:

	Weighted Average Exercise Price	Shares Subject to Option
Outstanding, December 31, 2006	$56.31	2,698,710
Granted	--	--
Exercised	51.71	(55,850)
Forfeited or expired	63.34	(54,980)

Outstanding, December 31, 2007	$56.26	2,587,880

There were no options granted in 2007, 2006 or 2005. For the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $0.7 million, $13.1 million and $6.0 million, respectively. The total amount of value received from exercise of options was $2.9 million, $24.5 million and $10.9 million, and the related net tax benefit realized from the exercise of those stock options was $0.3 million, $4.6 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The following is a summary of stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Remaining Average Life (years)	Weighted Average Exercise Price	Shares	Remaining Average Life (years)	Weighted Average Exercise Price
$33.81 - 47.31	1,067,380	3.0	$44.80	644,620	3.1	$44.68
$53.70 - 68.63	1,520,500	4.4	$64.31	1,294,200	4.2	$63.63

Total	2,587,880	3.8	$56.26	1,938,820	3.9	$57.33

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was zero. The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $22.43 as of December 31, 2007 which would have been received by the option holders had all option holders exercised their options on that date. Because our closing stock price at December 31, 2007 was below all exercise prices, none of the outstanding options had any intrinsic value.

A summary of restricted stock or restricted stock units during 2007 is as follows:

	Weighted Average Grant Date Fair Market Value	Shares
Restricted stock outstanding at December 31, 2006	$63.20	1,199,650
Granted	62.17	575,733
Vested	63.37	(339,222)
Forfeited	62.82	(20,191)

Restricted stock outstanding at December 31, 2007	$62.74	1,415,970

At December 31, 2007, the 1.4 million shares of restricted stock outstanding consists of 0.7 million shares that are subject to performance conditions (“performance shares”) and 0.7 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2006 and 2005 was $64.67 and $64.21, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant. At December 31, 2007, 4,090,937 shares were available for future grant under the 2002 stock incentive plan. Of the shares available for future grant, 3,997,617 are available for restricted stock awards. The total fair value of restricted stock vested during 2007, 2006 and 2005 was $20.7 million, $17.4 million and $9.2 million, respectively.

As of December 31, 2007, there was $66.8 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the Plan. Of this total, $42.3 million of unrecognized compensation costs relate to performance shares and $24.5 million relates to time vested shares. The unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.8 years.

12.	Leases

We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next six years. Generally, rental payments are fixed.

Total rental expense under operating leases was $7.7 million, $6.9 million and $7.6 million in 2007, 2006 and 2005, respectively.

At December 31, 2007, minimum future operating lease payments are as follows (in thousands of dollars):

2008	$6,869
2009	5,525
2010	4,141
2011	1,745
2012 and thereafter	1,366

Total	$19,646

13.	Litigation and contingencies

We are involved in litigation in the ordinary course of business. In our opinion, the ultimate resolution of this pending litigation will not have a material adverse effect on our financial position or results of operations.

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

Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the years ended December 31, 2007, 2006 and 2005.

See note 10 for a description of federal income tax contingencies.

14.	Unaudited quarterly financial data

	Quarter				2007
2007	First	Second	Third (b)	Fourth (c)(d)	Year
	(In thousands of dollars, except per share data)
Net premiums written	$304,034	$320,988	$340,244	$380,528	$1,345,794
Net premiums earned	299,021	306,451	320,966	335,952	1,262,390
Investment income, net of expenses	62,970	61,927	64,777	70,154	259,828
Losses incurred, net	181,758	235,226	602,274	1,346,165	2,365,423
Change in premium deficiency reserves	--	--	--	1,210,841	1,210,841
Underwriting and other expenses	75,072	75,330	86,325	72,883	309,610
Net income (loss)	92,363	76,715	(372,469)	(1,466,627)	(1,670,018)
Earnings (loss) per share (a):
Basic	1.13	0.94	(4.61)	(18.17)	(20.54)
Diluted	1.12	0.93	(4.61)	(18.17)	(20.54)

	Quarter				2006
2006	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share data)
Net premiums written	$300,472	$305,280	$305,870	$305,614	$1,217,236
Net premiums earned	299,667	294,503	296,207	297,032	1,187,409
Investment income, net of expenses	57,964	59,380	61,486	61,791	240,621
Losses incurred, net	114,885	146,467	164,997	187,286	613,635
Underwriting and other expenses	74,265	71,492	70,704	74,397	290,858
Net income	163,453	149,839	129,978	121,469	564,739
Earnings per share (a):
Basic	1.89	1.75	1.56	1.48	6.70
Diluted	1.87	1.74	1.55	1.47	6.65

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.
(b)	The third quarter results included a net-of-tax impairment charge of $303 million related to our investment in C-BASS. (See Note 8.)
(c)	The fourth quarter results included the establishment of premium deficiency reserves related to our Wall Street bulk business. (See Notes 1 and 6.)
(d)	The fourth quarter results reflect the significant deterioration in the performance of loans insured experienced during that quarter, as reported under losses incurred.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MGIC Investment Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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
February 29, 2008

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.     Controls and Procedures.

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this annual report. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period.

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

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting, as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control during the Fourth Quarter

        There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        This information (other than on the executive officers) will be included in our Proxy Statement for the 2008 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

        We intend to disclose on our website any waivers and amendments to our Code of Business Conduct that are required to be disclosed under Item 5.05 of Form 8-K.

Item 11. Executive Compensation.

        This information will be included in our Proxy Statement for the 2008 Annual Meeting of Shareholders and, other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission, is hereby incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

        This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2008 Annual Meeting of Shareholders, and is hereby incorporated by reference.

        The table below sets forth certain information, as of December 31, 2007, about options outstanding under our 1991 Stock Incentive Plan (the “1991 Plan”) and our 2002 Stock Incentive Plan (the “2002 Plan”). Other than under these plans, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units issued under the Deferred Compensation Plan for Non-Employee Directors, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities remaining Available Under Equity Compensation Plans (Excluding Securities reflected in Column (a)
Plan Category
Equity compensation plans approved by security holders	2,587,880	$56.26	4,090,937
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,587,880	$56.26	4,090,937

*All of these shares are available under the 2002 Plan. The 2002 Plan provides that the number of shares available is increased by the number of shares that must be purchased at a purchase price of not less than fair market value as a condition to the award of restricted stock. The 2002 Plan limits the number of shares awarded as restricted stock or deliverable under restricted stock units to 5,900,000 shares, of which 3,997,617 shares remained available at December 31, 2007.

Item 13. Certain Relationships and Related Transactions.

        To the extent applicable, this information will be included in our Proxy Statement for the 2008 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

        This information will be included in our Proxy Statement for the 2008 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)

1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated statements of operations for each of the three years in the period ended December 31, 2007

Consolidated balance sheets at December 31, 2007 and 2006

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2007

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2007

Notes to consolidated financial statements

Report of independent registered public accounting firm

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Report of independent registered public accounting firm on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2007:

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

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2008.

MGIC INVESTMENT CORPORATION

By	/s/ Curt S. Culver Curt S. Culver Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title

/s/ Curt S. Culver	/s/ Thomas M. Hagerty
Curt S. Culver	Thomas M. Hagerty, Director
Chairman of the Board, Chief Executive
Officer and Director	/s/ Kenneth M. Jastrow, II
Kenneth M. Jastrow, II, Director
/s/ J. Michael Lauer
J. Michael Lauer
Executive Vice President and	/s/ Daniel P. Kearney
Chief Financial Officer	Daniel P. Kearney, Director
(Principal Financial Officer)
/s/ Michael E. Lehman
/s/ Joseph J. Komanecki	Michael E. Lehman, Director
Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer	/s/ William A. McIntosh
(Principal Accounting Officer)	William A. McIntosh, Director
/s/ James A. Abbott	/s/ Leslie M. Muma
James A. Abbott, Director	Leslie M. Muma, Director
/s/ Karl E. Case	/s/ Donald T. Nicolaisen
Karl E. Case, Director	Donald T. Nicolaisen, Director
/s/ David S. Engelman
David S. Engelman, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors
of MGIC Investment Corporation:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 29, 2008 appearing in this Annual Report on Form 10-K of MGIC Investment Corporation also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
February 29, 2008

MGIC INVESTMENT CORPORATION
SCHEDULE I-- SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2007

Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
	(In thousands of dollars)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$128,708	$131,366	$131,366
States, municipalities and political subdivisions	4,958,994	5,064,979	5,064,979
Foreign governments	89,506	86,841	86,841
Public utilities	--	--	--
All other corporate bonds	614,354	610,405	610,405

Total fixed maturities	5,791,562	5,893,591	5,893,591
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	2,689	2,642	2,642

Total equity securities	2,689	2,642	2,642

Total investments	$5,794,251	$5,896,233	$5,896,233

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2007 and 2006

	2007	2006
	(In thousands of dollars)
ASSETS
Investment portfolio, at fair value:
Fixed maturities (amortized cost, 2007-$262,445; 2006-$27,374)	$262,871	$27,374
Cash and short-term investments	26,266	162,198

Total investment portfolio	289,137	189,572
Investment in subsidiaries, at equity in net assets	3,085,810	4,882,408
Accounts receivable - affiliates	1,799	1,858
Income taxes receivable - affiliates	10,845	--
Accrued investment income	963	513
Other assets	12,237	12,857

Total assets	$3,400,791	$5,087,208

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Short and long-term debt	$798,211	$781,238
Income taxes payable - affiliates	--	718
Other liabilities	8,237	9,375

Total liabilities	806,448	791,331
Shareholders’ equity (note B):
Common stock, $1 par value, shares authorized
300,000,000; shares issued 2007 - 123,067,426;
2006 - 123,028,976; outstanding 2007 -
81,793,185 ; 2006 - 82,799,919	123,067	123,029
Paid-in capital	316,649	310,394
Treasury stock (shares at cost, 2007 - 41,274,241;
2006 - 40,229,057)	(2,266,364)	(2,201,966)
Accumulated other comprehensive income, net of tax	70,675	65,789
Retained earnings	4,350,316	5,998,631

Total shareholders’ equity	2,594,343	4,295,877

Total liabilities and shareholders’ equity	$3,400,791	$5,087,208

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands of dollars)
Revenues:
Equity in undistributed net (loss) income of subsidiaries	$(1,967,700)	$18,850	$100,261
Dividends received from subsidiaries	320,000	570,001	552,200
Investment income, net	7,596	2,521	2,465

Total (losses) revenues	(1,640,104)	591,372	654,926
Expenses:
Operating expenses	300	268	278
Interest expense	41,986	39,348	41,091

Total expenses	42,286	39,616	41,369

(Loss) income before tax	(1,682,390)	551,756	613,557
Credit for income tax	(12,372)	(12,983)	(13,316)

Net (loss) income	(1,670,018)	564,739	626,873

Other comprehensive income (loss), net	4,886	(11,710)	(45,884)

Comprehensive (loss) income	$(1,665,132)	$553,029	$580,989

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF CASH FLOWS
PARENT COMPANY ONLY
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands of dollars)
Cash flows from operating activities:
Net (loss) income	$(1,670,018)	$564,739	$626,873
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Equity in undistributed net loss (income) of subsidiaries	1,967,700	(18,850)	(100,261)
Decrease (increase) in accounts receivable - affiliates	59	(907)	(677)
(Increase) decrease in income taxes receivable	(4,504)	994	784
(Increase) decrease in accrued investment income	(450)	(493)	42
Decrease (increase) in other assets	620	(562)	(2,310)
Decrease (increase) in other liabilities	(1,138)	299	(5,389)
Other	17,779	31,368	17,672

Net cash provided by operating activities	310,048	576,588	536,734

Cash flows from investing activities:
Transactions with subsidiaries	(87,500)	(27,500)	(16,100)
Purchase of fixed maturities	(274,177)	(25,000)	--
Sale of fixed maturities	38,703	196	211

Net cash used in investing activities	(322,974)	(52,304)	(15,889)

Cash flows from financing activities:
Dividends paid to shareholders	(63,819)	(85,495)	(48,439)
Proceeds from note payable	300,000	199,958	297,732
Repayment of long-term debt	(200,000)	--	(300,000)
Net (repayment of) proceeds from short-term debt	(87,110)	(110,908)	42,833
Reissuance of treasury stock	1,484	1,677	1,234
Repurchase of common stock	(75,659)	(385,629)	(533,844)
Common stock issued	2,098	18,100	4,276

Net cash used in financing activities	(123,006)	(362,297)	(536,208)

Net (decrease) increase in cash and cash equivalents	(135,932)	161,987	(15,363)
Cash and cash equivalents at beginning of year	162,198	211	15,574

Cash and cash equivalents at end of year	$26,266	$162,198	$211

See accompanying supplementary notes to Parent Company condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

PARENT COMPANY ONLY

SUPPLEMENTARY NOTES

Note A

        The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in Item 8 of this annual report.

Note B

        Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that our insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. As a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. Our other insurance subsidiaries can pay $2.9 million of dividends without such regulatory approval.

        In 2007, 2006 and 2005, we paid dividends of $63.8 million, $85.5 million and $48.4 million, respectively, or $0.775 per share in 2007, and $1.00 per share in 2006 and $0.525 per share in 2005.

MGIC INVESTMENT CORPORATION

SCHEDULE IV — REINSURANCE

MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2007, 2006 and 2005

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands of dollars)
Year ended December 31,
2007	$1,430,964	$171,794	$3,220	$1,262,390	0.3%

2006	$1,327,270	$141,910	$2,049	$1,187,409	0.2%

2005	$1,364,598	$126,970	$1,064	$1,238,692	0.1%

INDEX TO EXHIBITS

[Item 15(a)3]

Exhibit
Number	Description of Exhibit

2.1	Securities Purchase Agreement, dated as of September 14, 2007, by and among, Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc. and Sherman Capital LLC(1)

3.1	Articles of Incorporation, as amended(2)

3.2	Amended and Restated Bylaws(3)

4.1	Article 6 of the Articles of Incorporation (included within Exhibit 3.1)

4.2	Amended and Restated Bylaws (included as Exhibit 3.2)

4.3	Rights Agreement, dated as of July 22, 1999, between MGIC Investment Corporation and Firstar Bank Milwaukee, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common shares(4)

4.3.1	First Amendment to Rights Agreement, dated as of October 28, 2002, between MGIC Investment Corporation and U.S. Bank National Association(5)

4.3.2	Second Amendment to Rights Agreement, dated as of October 28, 2002, between MGIC Investment Corporation and Wells Fargo Bank Minnesota, National Association (as successor Rights Agent to U.S. Bank National Association)(6)

4.3.3	Third Amendment to Rights Agreement, dated as of May 14, 2004, between MGIC Investment Corporation and Wells Fargo Bank Minnesota, National Association(7)

4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee(8)

4.5	Five-Year Credit Agreement, dated as of March 31, 2005, between MGIC Investment Corporation and the lenders named therein(9)

[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 602(b)(4)(iii)(A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan(10)

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan(11)

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan(12)

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan(13)

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(14)

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(15)

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(16)

Exhibit
Number	Description of Exhibit

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(17)

10.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)(18)

10.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement(19)

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan(20)

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended(21)

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.(22)

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan(23)

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan(24)

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan(25)

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan(26)

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan(27)

10.6	Executive Bonus Arrangement(28)

10.7	Supplemental Executive Retirement Plan(29)

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors(30)

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors(31)

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors(32)

10.11	Form of Key Executive Employment and Severance Agreement(33)

10.12	Form of Agreement Not to Compete(34)

Exhibit
Number	Description of Exhibit

10.15	Amended and Restated Call Option Agreement, dated as of September 13, 2006, by and among the Company, Radian Guaranty, Inc., and Sherman Capital, L.L.C.(35)

11	Statement re: computation of per share earnings

21	Direct and Indirect Subsidiaries and Joint Ventures

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”).

        The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: our Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997, 1999, 2001, 2002, 2003, 2004, 2005 or 2006 (the “1993 10-K,” “1994 10-K,” “1997 10-K,” “1999 10-K,” “2001 10-K,” “2002 10-K,” “2004 10-K,” “2005 10-K,” and “2006 10-K” respectively); to our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2005, June 30, 1994, 1998 or 2007 or September 30, 2004 (the “March 31, 2005 10-Q,” “June 30, 1994 10-Q,”“June 30, 1998 10-Q,” “June 30, 2007 10-Q,” and “September 30, 2004 10-Q,” respectively); to our registration Statement Form 8-A filed July 27, 1999 (the “8-A”), as amended by Amendment No. 1 filed October 29, 2002 (the “8-A/A-No. 1”) and by Amendment No. 2 filed May 14, 2004 (the “8-A/A-No. 2”); to our Current Reports on Form 8-K dated October 17, 2000 (the “October 2000 8-K”), February 1, 2005 (the “February 2005 8-K), January 31, 2006 (the “January 2006 8-K”), September 15, 2006 (the “September 2006 8-K”) December 18, 2006 (the “December 2006 8-K”), September 20, 2007 (the “September 2007 8-K”), and February 14, 2008 (the “February 2008 8-K”); or to our Proxy Statement for our 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

(1) Exhibit 2.1 to the September 2007 8-K.

(2) Exhibit 3 to the June 30, 1998 10-Q.

(3) Exhibit 3 to the December 2006 8-K.

(4) Exhibit 4.1 to the 8-A.

(5) Exhibit 4.2 to the 8-A/A-No. 1.

(6) Exhibit 4.3 to the 8-A/A-No. 1.

(7) Exhibit 4.4 to the 8-A/A-No. 2.

(8) Exhibit 4.1 to the October 2000 8-K.

(9) Exhibit 4.2 to the March 31, 2005 10-Q.

(10) Exhibit 10.1 to the 2002 10-K.

(11) Exhibit 10.1.1 to the 2002 10-K.

(12) Exhibit 10.2 to the 2002 10-K.

(13) Exhibit 10.2.1 to the 2002 10-K.

(14) Exhibit 10.2.1 to the 2005 10-K.

(15) Exhibit 10.2.2 to the 2005 10-K.

(16) Exhibit 10.2.4 to the 2006 10-K.

(17) Exhibit 10.2.5 to the 2006 10-K.

(18) Exhibit 10.2.4 to the 2004 10-K.

(19) Exhibit 10.2.5 to the 2004 10-K.

(20) Exhibit 10.7 to the 1999 10-K.

(21) Exhibit B to the 2005 Proxy Statement.

(22) Exhibit 10.9 to the 1999 10-K.

(23) Exhibit 10.4.1 to the 2001 10-K.

(24) Exhibit 10.4.2 to the 2001 10-K.

(25) Exhibit 10.10 to the 1999 10-K.

(26) Exhibit 10.5.1 to the 2001 10-K.

(27) Exhibit 10.5.2 to the 2001 10-K.

(28) Item 5.02 to the February 2008 8-K.

(29) Exhibit 10.7 to the June 30, 2007 10-Q.

(30) Exhibit 10.8 to the June 30, 2007 10-Q.

(31) Exhibit 10.24 to the 1993 10-K.

(32) Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

(33) Exhibit 10.17 to the 1999 10-K.

(34) Exhibit 10.3 to the February 2005 8-K.

(35) Exhibit 1.2 to the September 2006 8-K.

Supplementary List of the Exhibits which relate to management contracts or compensatory plans or arrangements:

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)

10.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan

10.6	Executive Bonus Arrangement

10.7	Supplemental Executive Retirement Plan

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.11	Form of Key Executive Employment and Severance Agreement

10.12	Form of Agreement Not to Compete