Form 10-K/A
period 2007-12-31
MGIC INVESTMENT CORP
filed 2008-03-18
CIK 876437

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-10816
MGIC INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

MGIC PLAZA, 250 EAST KILBOURN AVENUE, MILWAUKEE, WISCONSIN (Address of principal executive offices)	53202 (Zip Code)

(414) 347-6480
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock, Par Value $1 Per Share Common Share Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
Title of Class:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the Securities Act.  Yes ☐     No ☑

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007: $4.6 billion*

*	Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 29, 2008: 82,019,166

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Part and Item Number of Form 10-K Into
Document	Which Incorporated*

Proxy Statement for the 2008 Annual Meeting of Shareholders	Item 10
* To the extent provided in the Item listed

EXPLANATORY NOTE

This amendment to our 2007 Annual Report on Form 10-K (the “2007 Form 10-K”), initially filed on February 29, 2008, is being filed for the sole purpose of including certain information that we had planned to incorporate by reference from our Proxy Statement for our 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”). We are amending the 2007 Form 10-K so that this information can be incorporated by reference into a registration statement prior to the filing of our 2008 Proxy Statement. No information included in the 2007 Form 10-K is being changed by this amendment.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information included under the caption titled “Corporate Governance and Board Matters — Audit Committee” in our definitive Proxy Statement for our 2008 Annual Meeting of Shareholders is hereby incorporated by reference.

Directors

Certain information with respect to our directors as of February 29, 2008 is set forth below:

Name and Age	Biographical Information

Directors — Term Ending 2008
David S. Engelman, 70	A Director since 1993, Mr. Engelman has been a private investor for more than five years. He was President and Chief Executive Officer, on an interim basis, of Fleetwood Enterprises, Inc., a manufacturer of recreational vehicles and manufactured housing, from February to August 2002. He is also a director of Fleetwood Enterprises, Inc.
Kenneth M. Jastrow, II, 60	A Director since 1994, Mr. Jastrow is the non-executive Chairman of the Board of Forestar Real Estate Group Inc. (“Forestar”), which is engaged in various real estate businesses, and Guaranty Financial Group Inc. (“Guaranty”), which is engaged in banking and other financial services. From January 2000 until December 28, 2007, when Temple-Inland Inc. (“TI”) completed the spin-offs of Forestar and Guaranty, Mr. Jastrow was the Chairman and Chief Executive Officer of TI, a holding company which during Mr. Jastrow’s tenure had interests in paper, forest products, financial services and real estate. He is also a director of KB Home.
Daniel P. Kearney, 68	A Director since 1999, Mr. Kearney is a business consultant and private investor. Mr. Kearney served as Executive Vice President and Chief Investment Officer of Aetna, Inc., a provider of health and retirement benefit plans and financial services, from 1991 to 1998. He was President and Chief Executive Officer of the Resolution Trust Corporation Oversight Board from 1990 to 1991, a principal of Aldrich, Eastman & Waltch, Inc., a pension fund advisor, from 1988 to 1989, and a managing director at Salomon Brothers Inc, an investment banking firm, from 1977 to 1988. He is also a director of Fiserv, Inc. and MBIA, Inc.

Name and Age	Biographical Information

Donald T. Nicolaisen, 63	A Director since 2006, Mr. Nicolaisen was the Chief Accountant of the United States Securities and Exchange Commission from September 2003 to November 2005, when he retired from full time employment. Prior to joining the SEC, he was a Senior Partner at PricewaterhouseCoopers LLP, an accounting firm that he joined in 1967. He is also a director of Verizon Communications Inc., Morgan Stanley and Zurich Financial Services Group.
Directors — Term Ending 2009
Karl E. Case, 61	A Director since 1991, Dr. Case is the Katharine Coman and A. Barton Hepburn Professor of Economics at Wellesley College where he has taught since 1976. Dr. Case has been Visiting Scholar at the Federal Reserve Bank of Boston since 1985. He is also a director of The Depositors Insurance Fund of Massachusetts.
Curt S. Culver, 55	A Director since 1999, Mr. Culver has been our Chairman of the Board since January 2005 and our Chief Executive Officer since January 2000. He served as our President from January 1999 to January 2006. Mr. Culver has been Chief Executive Officer of MGIC since January 1999, President of MGIC since May 1996, and held senior executive positions with MGIC for more than five years before then. He is also a director of Wisconsin Electric Power Company and Wisconsin Energy Corporation.
William A. McIntosh, 68	A Director since 1996, Mr. McIntosh was an executive committee member and a managing director at Salomon Brothers Inc., an investment banking firm, when he retired in 1995 after 35 years of service. He is also a director of Northwestern Mutual Series Fund Inc.
Leslie M. Muma, 63	A Director since 1995, Mr. Muma is retired and was Chief Executive Officer of Fiserv, Inc., a financial industry automation products and services firm from 1999 until December 2005. Before serving as Fiserv’s Chief Executive Officer, he was its President for many years.
Directors — Term Ending 2010
James A. Abbott, 68	A Director since 1989, Mr. Abbott has been Chairman and a principal of American Security Mortgage Corp., a mortgage banking firm, since June 1999. He served as President and Chief Executive Officer of First Union Mortgage Corporation, a mortgage banking company, from January 1980 to December 1994.

Name and Age	Biographical Information

Thomas M. Hagerty, 45	A Director since 2001, Mr. Hagerty has been a managing director with Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company, a private investment firm, since 1992 and has been with the firm since 1988. Mr. Hagerty previously was in the Mergers and Acquisitions Department of Morgan Stanley & Co. Incorporated. He is also a director of Fidelity National Financial, Inc. and Fidelity National Information Services, Inc.
Michael E. Lehman, 57	A Director since 2001, Mr. Lehman has been Executive Vice President and Chief Financial Officer of Sun Microsystems, Inc., a provider of computer systems and professional support services, since February 2006. From July 2000 to September 2002, when he retired from full time employment, he was Executive Vice President of Sun Microsystems, he was its Chief Financial Officer from February 1994 to July 2002, and held senior executive positions with Sun Microsystems for more than five years before then.

Executive Officers

Certain information with respect to our executive officers appears at the end of Part I of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our Common Stock (other than certain investment advisers with respect to shares held for third parties), to file reports of their beneficial ownership of our stock and changes in stock ownership with the SEC and the New York Stock Exchange. Based in part on statements by the persons subject to Section 16(a), we believe that all Section 16(a) forms were timely filed in 2007.

Code of Ethics

We have a Code of Business Conduct emphasizing our commitment to conducting our business in accordance with legal requirements and the highest ethical standards. The Code applies to all employees, including our executive officers, and specified portions are applicable to our directors. Among other things, the Code prohibits us from entering into transactions in which our employees or their immediate family members have a material financial interest (either directly or through a company with which the employee has a relationship) unless all of the following conditions are satisfied:

•	the terms of the contract or transaction are fair and equitable, at arm’s length and are not detrimental to our interests;

•	the existence and nature of the interests of the employee are fully disclosed to and approved by the appropriate person; and

•	the interested employee has not participated on our behalf in the consideration, negotiation or approval of the contract or transaction.

Under the Code, contracts and transactions involving a “Senior Financial Officer,” an executive officer or any related party may not be entered into prior to disclosure to, and approval of, our Audit Committee. Similarly, the Code requires Audit Committee approval of all transactions with any director or any related party, other than transactions involving the provision of goods or services in the ordinary course of business of both parties. The Code requires our non-employee directors to disclose all transactions between us and parties related to the director, even if they are in the ordinary course of business.

Our Code is available online on our website and we intend to disclose on our website any waivers and amendments to our Code of Business Conduct that are required to be disclosed under Item 5.05 of Form 8-K.

Audit Committee

Our Board has an Audit Committee. The members of the Audit Committee are Messrs. Lehman (Chairman), Kearney and McIntosh. The Board’s determination that each of these directors meets all applicable independence requirements took account of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended. The Board has determined that Mr. Lehman is an “audit committee financial expert” as that term is defined in Regulation S-K of the Securities Exchange Act of 1934, as amended.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This compensation discussion and analysis, or “CD&A,” is intended to provide information about our compensation objectives and policies for our chief executive officer, our chief financial officer and our three other most highly compensated executive officers that will place in perspective the information contained in the compensation and related tables that follow this discussion. This CD&A refers to the Management Development, Nominating and Governance Committee, which oversees our executive compensation program, as the “Committee.” Also, our chief executive officer, chief financial officer and the three other most highly compensated executive officers are collectively referred to as the “named executive officers.” The terms “we” and “our” mean the Company.

Objectives of our Executive Compensation Program

Over the years, our executive compensation program has been based on the following objectives.

•	We want a strong link between compensation and performance, by the Company and by individual executives.

•	We want a substantial portion of total compensation (which is base salary, annual bonus and longer-term incentives) to be in the form of equity.

•	We want pay opportunities to reflect market practices in the sense that our total compensation is at the market median.

•	We limit perquisites (perks) to avoid an entitlement mentality.

•	We pay retirement benefits only on current compensation (salary and annual bonus) and therefore do not include longer-term incentives that can result in substantial increases in pension value.

How did the compensation we paid to our named executive officers for 2007 reflect these objectives?

•	“We want a strong link between compensation and performance, by the Company and by individual executives.”

The Company’s net loss was $1.670 billion in 2007 compared to net income of $564.7 million in 2006. The Committee decided to pay bonuses for 2007 to officers of the Company, including the named executive officers, of approximately 25% of the amount paid to this group for 2006. The Committee reduced the bonuses for 2007 paid to the CEO and two other named executive officers by 75% from their bonuses for 2006, reduced the bonus of another named executive officer by 72.5% and reduced the bonus of the other named executive officer by 70%. The Committee decided to pay bonuses for 2007 to recognize the significant contribution made by the named executive officers and other officers in connection with the proposed merger with Radian Group Inc. and because their work achieved the Company’s objectives in entering the merger agreement in February

2007, planning for the integration of the two companies and terminating the merger in September 2007, when market conditions had changed. The Committee believed these factors warranted bonuses at this level even though the Company did not meet certain of the financial goals (involving net income and return on equity) that the Committee had approved in January 2007. These goals are discussed under “- Annual Bonus” below.

Our 2007 financial statement expenses include 11 months of vesting for the restricted stock that vested in early 2008. The only restricted stock that vested in early 2008 was attributable to bonuses for 2004 and 2006 (the named executive officers had elected to take this portion of the bonus in restricted stock and have it paid over time), and to time vested shares granted in 2005. The average value of this restricted stock at vesting had declined by 74% compared to its value when it was awarded. There were no expenses in our 2007 financial statements for any restricted stock that was scheduled to vest in early 2008 but did not. There was no vesting in early 2008 on account of our 2007 performance for any restricted stock granted since 2003 that was scheduled to vest based on the achievement of any earnings per share goals. There was also no vesting in early 2008 for any restricted stock granted in 2006 and 2007 that was scheduled to vest based on the achievement of return on equity goals.

The options that vested in early 2008 had an average exercise price of $56.59 per share. At vesting, the price of our stock (averaged to reflect the different vesting dates) was $16.56.

•	“We want a substantial portion of total compensation (which is base salary, annual bonus and longer-term incentives) to be in the form of equity.”

On average for the named executive officers, restricted equity awarded in January 2007 had a value at the time of the award (assuming all of such equity would vest) of about 80% of the executive’s total compensation for 2007. Over the years, this compensation objective had a substantial effect on our named executive officers, including through the decrease in the value of their restricted equity and stock options. The following table shows the decrease, from January 29, 2007 to January 29, 2008, in value of the restricted equity and stock options that they owned on January 29, 2007, the day after the last vesting in 2007 occurred:

	Value as of January 29(1)
	2007(2)	2008(3)

Curt Culver	$17,911,309	$3,456,129
J. Michael Lauer	$5,968,036	$1,148,156
Patrick Sinks	$6,799,064	$1,758,081
Lawrence Pierzchalski	$5,962,813	$1,146,616
Jeffrey Lane	$4,617,370	$1,086,277

(1)	Value of options is the difference between the market price and the exercise price on the relevant date; the value of restricted stock is the market price on the relevant date. The market price is the closing price on the New York Stock Exchange.

(2)	Includes all restricted equity and options owned by each executive officer.

(3)	To simplify the comparison between January 29, 2007 and January 29, 2008, includes all stock options and restricted equity owned as of January 29, 2007 minus restricted equity forfeited on February 15, 2008 (which effectively had no value as of January 29, 2008). As a result, this column includes the value of shares withheld to pay income taxes prior to January 29, 2008.

•	“We want pay opportunities to reflect market practices in the sense that our total compensation is at the market median.”

A discussion of the benchmarking we did is contained under “- Benchmarking” below.

•	“We limit perquisites (perks) to avoid an entitlement mentality.”

Our perks remained limited in 2007 and are discussed under “Components of our Executive Compensation Program — Perquisites” below.

•	“We pay retirement benefits only on current compensation (salary and annual bonus) and therefore do not include longer-term incentives that can result in substantial increases in pension value.”

Our retirement benefits met this objective in 2007 and are discussed under “- Pension Plan” below.

Benchmarking

To provide a framework for evaluating compensation levels against market practices, the Committee’s compensation consultant periodically provides information from SEC filings for a comparison group of publicly traded companies and we periodically review various published compensation surveys. For a number of years the independent compensation consultant to the Committee has been Frederic W. Cook & Co., which we refer to as FWC. Aside from its role as the Committee’s independent consultant, FWC provides no services to the Company.

In October 2006, FWC provided the Committee with a report on the primary components of our executive compensation program (base salary, annual bonus and longer-term incentives). The October 2006 report analyzed our compensation program against a comparison group of companies. The comparison companies were the ones that had been used in a report to the Committee prepared by FWC in October 2004, other than the elimination of companies that were acquired since the October 2004 report. The comparison companies were jointly selected by FWC and management, and approved by the Committee.

The comparison group used in the October 2006 report consisted of the following companies:

ACE Limited	Ambac Financial Group	Chubb Corp.
CNA Financial Corp.	Comerica Incorporated	Countrywide Financial Corp.
Fidelity National Financial	First American Corp.	Genworth Financial Inc.
Lincoln National Corp.	M & T Bank Corp.	MBIA Inc.
Old Republic Intl Corp.	PMI Group Inc.	PNC Financial Services Group Inc.
Principal Financial Group Inc.	Radian Group Inc.	Safeco Corp.
Sovereign Bancorp Inc.	Synovus Financial Corp.	Webster Financial Corp.

The analysis of our executive compensation by FWC in 2006 involved the overall comparison group as well as a subgroup comprised of five companies — Ambac, MBIA, Old Republic International, PMI Group and Radian Group, which we refer to as the surety comparison group and are either our direct competitors or are financial guaranty insurers.

The companies in our overall comparison group include our direct competitors, financial guaranty insurers and other financial services companies that are believed to be potential competitors for executive talent. Market capitalization was used as a proxy for the complexity of the operations of the companies in the overall comparison group to help determine whether they were appropriate benchmarks. Between the October 2004 report and the October 2006 report, our market capitalization decreased while the median market capitalization of the overall comparison group and the surety comparison group increased. Our market capitalization in the October 2006 report was approximately at the 25th percentile of the overall comparison group and was somewhat higher than the median of the surety comparison group.

The October 2006 report concluded that our total compensation for executive officers was at market (median) levels. The Committee had made significant changes to our executive compensation program in 2005 (increasing bonus opportunities and awards of restricted stock) to respond to the conclusions of the October 2004 report (which was consistent with the findings of similar reports completed in prior years) that total compensation for our executive officers was substantially below the median of the overall comparison group. The October 2006 report found that our CEO’s total compensation was consistent with the medians for the overall comparison group and the surety comparison group, and that the total compensation of the other named executive officers was below the median of the overall comparison group and above the median of the surety comparison group. Even though our market capitalization was lower than the median market capitalization of the overall comparison group, the Committee did not believe it was appropriate to change the design of a program that had been only recently developed, especially when our market capitalization still exceeded the market capitalization of the surety comparison group. As a result, the Committee did not make any changes for 2007 to the design of our executive compensation program in response to the October 2006 report.

In July 2007, in connection with our then proposed merger with Radian Group Inc., FWC provided another report to the Committee covering the compensation of our named executive officers. This report used the same overall comparison group and the same surety comparison group and concluded that in the context of the proposed merger no significant adjustments to our compensation program for our named executive officers were needed.

Components of our Executive Compensation Program

Longer-Term Restricted Equity

Our executive compensation program is designed to make grants of restricted equity the largest portion of total compensation of our named executive officers. We emphasize this component of our executive compensation program because it aligns executives’ interests with those of shareholders, and links compensation to performance through stock price and, for about 57% of grants made in recent years, achievement of corporate performance goals related to EPS.

In 2007, we awarded restricted equity that vests based on achievement of a performance goal related to EPS (which we refer to as EPS-vested awards) as well as restricted equity that vests based on continued employment and the satisfaction of an ROE target of 1% (which we refer to as service and ROE-vested awards). See footnote 5 to the 2007 Grants of Plan-Based Awards table below for a description of the vesting of the awards subject to EPS goals, as well as the five-year EPS goal established by the Committee in 2007. EPS-vested restricted equity awarded in 2007 is not entitled to receive dividends. Service and ROE-vested awards are entitled to receive dividends.

In view of our net loss for 2007, none of the EPS-vested stock and ROE-vested stock awards granted in 2007 vested on their scheduled vesting date in February 2008. Equivalent awards made in 2006 that were scheduled to vest in January 2008 also did not vest nor was there any vesting in January 2008 for EPS-vested awards made in 2003, 2004 and 2005. The portion of the service and ROE-vested awards made in 2006 and 2007 that did not vest have been forfeited. The portion of the 2003 EPS-vested award that did not vest has also been forfeited. The portion of the 2004 - 2007 EPS-vested awards that did not vest in February 2008 is eligible to vest in the future but we believe it is likely that a substantial amount of these awards will never vest and will be forfeited.

Annual Bonus

Annual bonuses are the next most significant portion of compensation because all of our named executive officers have maximum bonus potentials that substantially exceed their base salaries (three times base salary in the case of the CEO and two and one-quarter times base salary in the case of the other named executive officers). We have weighted bonus potentials more heavily than base salaries because bonuses are more directly linked to company and individual performance.

Our bonus framework for 2007 provided that bonuses would be determined in the discretion of the Committee taking account of, among other things, our ROE, pre-established financial goals, the business environment in which we operated and individual officer performance. The Committee believes that a discretionary bonus plan is appropriate because objective, short-term financial measures may not fully reflect the underlying reasons for our performance and will not reflect individual officer performance. We also had a formula based on pre-tax earnings that establishes a maximum bonus for executive officers under this bonus framework. This formula is described under “— Summary of Selected Components of our Executive Compensation Program — Annual Bonus” below.

In awarding bonuses for the last several years, the Committee considered our ROE and pre-established financial goals given its view that there should be a strong link between our performance and compensation. Our 2007 financial goals and 2007 performance were:

	2007 Goal	2007 Results

Net income (loss)	$528 million	$(1.670 billion)
ROE	12.0%	(42.2)%
Estimated market share for insurance written through the flow channel	23.0%	24.1%
Cash flow before financing activities	$420 million	$756 million
Operating expenses	$322 million	$315 million
Primary new insurance written	$66 billion	$77 billion
Primary insurance in force	$190.5 billion	$211.7 billion

The Committee determined it would weight subjective factors heavily in determining bonuses for 2007 and that it would not use the results of the formula to determine the maximum bonus payable to named executive officers because the formula would result in no bonuses being paid. The Committee approved a bonus pool for the named executive officers and other officers of the company that was approximately 25% of the bonus pool paid to this group for 2006. It asked Mr. Culver to give the Committee a schedule of how the pool should be allocated to each bonus recipient, which the Committee reviewed and approved. The CEO and two other named executive officers received bonuses for 2007 at 25% of the amount of their bonuses for 2006, another named executive officer received bonuses for 2007 at 27.5% of his 2006 bonus and the other named executive officer received bonuses for 2007 at 30% of his bonus. The Committee decided to pay bonuses for 2007 to recognize the significant contribution made by the named executive officers and other officers in connection with the proposed merger with Radian Group Inc. and because their work achieved the Company’s objectives in entering the merger agreement in February 2007, planning for the integration of the two companies and terminating the merger in September 2007, when market conditions had changed.

For a number of years, all of our officers have been able to elect to receive restricted stock vesting in one year through continued employment for up to one-third of their bonus amounts (base restricted stock). If base restricted stock is elected, the executive officer will be awarded one and one-half shares of restricted stock vesting in three years subject to continued employment for each share of base restricted stock. Elections to receive restricted stock are made in the year before the year in which the bonus is awarded. Officers were not given the opportunity to make an election in 2007 because at the time management did not anticipate that any bonuses would be paid for 2007. As a result, no restricted stock was issued in connection with the bonuses for 2007.

Base Salary

Our philosophy is to target base salary range midpoints for our executive officers near the median levels compared to their counterparts at a comparison group of companies. In general, any change to Mr. Culver’s salary is based upon the Committee’s subjective evaluation of Mr. Culver’s performance, as well as the evaluation of each director who is not on the Committee. All of these evaluations are communicated to the Committee Chairman through a CEO evaluation survey completed by each director. The subjects covered by the evaluation included financial results, leadership, strategic planning, succession planning, external relationships and communications and relations with the Board. Each year, Mr. Culver recommends specific changes for our other named executive officers. These recommendations are based on his subjective evaluation of each executive officer’s performance, including his perception of their contributions to the Company. Based on Mr. Culver’s recommendations, subject to the Committee’s independent judgment regarding the officer’s performance (both the Committee and the Board have regular contact not only with the CEO, but also with each of the other named executive officers) the Committee approves changes in salaries for these officers.

In January 2007, Mr. Culver’s annual base salary was increased to $830,000 from $800,000 and our other named executive officers’ salaries were also increased by approximately 4%. These salary increases were consistent with salary increases given to our employees generally.

Pension Plan

Our executive compensation program includes a qualified pension plan and a supplemental executive retirement plan. These plans are offered because we believe that they are an important element of a competitive compensation program. We also offer a 401(k) plan to which we make contributions.

Perquisites

The perks we provide total less than $10,000 for each of our named executive officers. The perks are club dues and expenses, the cost of an annual or bi-annual medical examination, a covered parking space at our headquarters and aircraft travel, accommodation and related expenses of family members who accompany executives to business-related events at which they are not expected to attend. We believe our perks are very modest compared to what we perceive has been common past practice for larger companies.

Tax Deductibility Limit

Under Section 162(m) of the Internal Revenue Code, certain compensation in excess of $1 million paid during a year to any of the executive officers named in the Summary Compensation Table for that year is not deductible. Had any named executive officer exercised any stock options in 2007, the deduction for compensation arising from the exercise of stock options should not have been subject to such limit. A portion of Mr. Culver’s bonus for 2007 was non-deductible as a result of the application of Section 162(m). The Committee took this fact into account in determining the amount of the bonus, and concluded that the effect on the Company of the lost deduction was immaterial.

Stock Ownership by Officers

Beginning with awards of restricted equity made in January 2007, restricted equity awarded to our officers who are required to report to the SEC their transactions in our securities (this group consists of our executive officers, including the named executive officers, our chief accounting officer, chief investment officer and chief information officer) must not be sold for one year after vesting. Shares received on exercise of the last stock options granted (in January 2004) also must not be sold for one year after exercise. The number of shares that must not be sold is the lower of 25% of the shares that vested (or in the case of this option, 25% of the shares for which the option was exercised) and 50% of the shares that were received after taking account of shares withheld to cover taxes. The holding period ends before one year if the officer is no longer required to report transactions to the SEC. The holding period does not apply to involuntary transactions, such as would occur in a merger, and for certain other dispositions.

We have stock ownership guidelines for executive officers. Stock ownership under these guidelines is a multiple of the executive’s base salary. For our CEO, the stock ownership guideline is five times base salary. For the other named executive officers, the guideline is four times base salary and for other executive officers, the guideline is three times base salary. During 2007, stock owned consisted of shares owned outright by the executive (including shares in the executive’s account in our 401(k) plan and unvested restricted stock and RSUs) and the difference between the market value of stock underlying vested stock options and the exercise price of those options. For purposes of the ownership guidelines, equity is valued using the average closing price during the year. As of December 31, 2007, each of the named executive officers met these stock ownership guidelines. While we have no policies on hedging economic risk, we strongly discourage so-called 10b5-1 plans, which make lawful sales of our equity securities by executive officers if one or more predefined parameters are satisfied even when at the time of the sale the insider is aware of unfavorable material non-public information.

Change in Control Provisions

Each of our named executive officers is a party to a Key Executive Employment and Severance Agreement with us (a KEESA) described in the section titled “Potential Payments Upon Termination or Change-in-Control — Change in Control Agreements” below. No executive officer has an employment or severance agreement, other than these agreements. Our KEESAs provide for the payment of the lump sum termination payment only after both a change in control and a specified employment termination (a “double trigger” agreement). We adopted this approach, rather than providing for such payment after a change in control and a voluntary employment termination by the executive (a “single trigger” agreement), because we believe that double trigger agreements provide executives with adequate employment protection and reduce the potential costs associated with these agreements to an acquirer.

The KEESAs and our equity award agreements provide that all restricted equity and unvested stock options become fully vested at the date of a change in control. Once vested, a holder of an award is entitled to retain it even if he voluntarily leaves employment (although a vested stock option may expire because of employment termination as soon as 30 days after employment ends).

Other

Under the Committee’s “clawback” policy the Company shall seek to recover, to the extent the Committee deems appropriate, from any executive officer and the chief accounting officer, certain incentive compensation if a subsequent financial restatement shows that such compensation should not have been paid. The clawback policy applies to restricted equity that vests upon the achievement of a Company performance target. As an alternative to seeking recovery, the Committee may require the forfeiture of future compensation. Beginning in January 2007, our restricted stock agreements require, to the extent the Committee deems appropriate, our executive officers to repay the difference between the amount of after-tax income that was originally recognized from restricted equity that vested based on achievement of a performance goal related to EPS and the amount that would have been recognized had the restatement been in effect, plus the value of any tax deduction on account of the repayment.

The Committee has not adjusted executive officers’ future compensation based upon amounts realized pursuant to previous equity awards.

The Committee’s practice for many years has been to make equity awards and approve new salaries and bonuses at its meeting in late January, which has followed our traditional early to mid-January announcement of earnings for the prior year. Consistent with this practice, the Committee made equity awards in 2008 in late February after our mid-February earnings announcement.

Compensation Committee Report

Among its other duties, the Management Development, Nominating and Governance Committee assists the oversight by the Board of Directors of MGIC Investment Corporation’s executive compensation program, including approving corporate goals relating to compensation for the CEO and senior managers, evaluating the performance of the CEO and determining the CEO’s annual compensation and approving compensation for MGIC Investment Corporation’s other senior executives.

The Committee reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based upon this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in MGIC Investment Corporation’s proxy statement for its 2008 Annual Meeting of Shareholders and its Annual Report on Form 10-K for the year ended December 31, 2007.

Members of the Management Development, Nominating and Governance Committee:

Kenneth M. Jastrow, II, Chairman
Thomas M. Hagerty
Leslie M. Muma

Compensation Committee Interlocks and Insider Participation

Messrs. Jastrow (Chairman), Hagerty and Muma served on the Management Development, Nominating and Governance Committee during 2007. No member of the Management Development, Nominating and Governance Committee during 2007 (1) has ever been one of our officers or employees nor (2) had any relationship with us during 2007 that would require disclosure under Item 404 of the SEC’s Regulation S-K.

During 2007, none of our executive officers served as a director or member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any other entity, one of whose executive officers is or has been a director of ours or a member of our Management Development, Nominating and Governance Committee.

Compensation And Related Tables

The following tables provide information about the compensation of our named executive officers.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned by or paid to our named executive officers in 2006 and 2007. Following the table is a summary of selected components of our executive compensation program. Other tables that follow provide more detail about the specific types of compensation.

						Change in
						Pension
						Value and
						Nonqualified
						Deferred
				Stock	Option	Compensation	All Other	Total
Name and Principal		Salary	Bonus	Awards	Awards	Earnings	Compensation	Compensation
Position	Year	$	$(1)	$(2)	$(2)	$(3)	$(4)	$

Curt Culver	2007	821,923	480,000	1,116,178	611,066	416,459	6,100	3,451,726
Chairman and Chief Executive Officer	2006	786,539	1,920,000	2,723,295	1,238,523	531,686	12,600	7,212,643
J. Michael Lauer	2007	421,692	202,950	292,052	206,009	157,944	6,100	1,286,747
Executive Vice President and Chief Financial Officer	2006	401,385	738,000	1,374,783 (5)	415,161	254,417	12,600	3,196,346
Patrick Sinks	2007	479,615	209,250	494,493	234,964	134,099	6,100	1,558,521
President and Chief Operating Officer	2006	455,385	837,000	1,302,106	339,541	170,072	12,600	3,116,704
Lawrence Pierzchalski	2007	411,692	180,000	404,377	206,009	165,109	6,100	1,373,287
Executive Vice President — Risk Management	2006	392,192	720,000	952,112	415,161	234,364	12,600	2,726,429
Jeffrey Lane	2007	349,500	183,600	360,529	206,009	195,136	6,100	1,300,874
Executive Vice President and General Counsel	2006	330,039	612,000	900,740	415,161	222,923	12,600	2,493,463

(1)	For 2006, each of our named executive officers elected to receive restricted stock in lieu of cash for one-third of the amount shown as follows: Mr. Culver received 10,274 shares in lieu of $639,351; Mr. Lauer received 3,949 shares in lieu of $245,746; Mr. Sinks received 4,478 shares in lieu of $278,666; Mr. Pierzchalski received 3,852 shares in lieu of $239,710; and Mr. Lane received 3,274 shares in lieu of $203,741. The remaining amounts for 2006 were received in cash. The restricted stock vests in one year through continued service. In accordance with the rules of the SEC, though this restricted stock was based upon the bonus paid for 2006, it is shown in the “2007 Grants of Plan-Based Awards” table below because it was granted in January 2007. See “Summary of Selected Components of our Executive Compensation Program — Annual Bonus” below and “Compensation Discussion and Analysis — Components of our

Executive Compensation Program — Annual Bonus” above for a discussion of our bonus deferral program. None of our employees were given the option to defer any portion of their bonuses for 2007.

(2)	The amounts shown in this column are the amounts that we recognized as a compensation expense under GAAP, except that in accordance with the rules of the SEC, these figures do not include estimates of forfeitures related to service-based vesting conditions. Also, for the portion of bonus awards for which an officer has elected to receive restricted stock, we expense half of this portion of the award in the year in which the restricted grant is made and the other half in the prior year. In accordance with the SEC’s executive compensation disclosure rules and to avoid double-counting of awards, this column excludes the expense for (a) the portion of the awards included in the column titled “Bonus” that are summarized in footnote 1 and (b) the comparable portion of the bonus awards for 2005 for which restricted stock was received. See Note 11 of the Notes to the Consolidated Financial Statements in this annual report for information regarding the assumptions made in arriving at the amounts included in this column. The amount shown in the “Option Awards” column is attributable to options granted in and prior to 2004, the last year in which we granted options.

Virtually all of the compensation expense for restricted stock and stock options that we recognized in 2007 resulted from restricted stock and stock options that vested in early 2008. The restricted stock was expensed at values of between $62.23 and $64.68 per share and the options have exercise prices of between $43.70 and $68.20. The closing price of our stock at the end of 2007 was $22.43.

(3)	The amounts shown in this column reflect the change in present value of accumulated pension benefits during such year pursuant to our Pension Plan and our Supplemental Executive Retirement Plan when retirement benefits are also provided under that Plan. See “Summary of Selected Components of our Executive Compensation Program — Pension Plan” below for a summary of these plans. The change shown in this column is the difference between (a) the present value of the annual pension payments that the named executive officer would be entitled to receive beginning at age 62 and continuing for his life expectancy determined at the end of the year shown and by assuming that the officer’s employment with us ended on the last day of that year shown and (b) the same calculation done as if the officer’s employment had ended one year earlier. There is a change between years principally because the officer is one year closer to the receipt of the pension payments, which means the present value is higher, and the annual pension payment is higher due to the additional benefit earned because of one more year of employment. See Note 11 of the Notes to the Consolidated Financial Statements in this annual report for additional information regarding the assumptions made in arriving at these amounts.

(4)	The amounts shown in this column for each named officer consist of our matching 401(k) contributions of $1,600 for each year and discretionary contributions of the remaining amount. Total perks for any named executive officer did not exceed $10,000. The perks we provide are discussed in “Compensation Discussion and Analysis — Components of Our Executive Compensation Program — Perquisites.”

(5)	In general, our restricted equity awards are forfeited upon a termination of employment, other than as a result of the officer’s death (in which case the entire award vests). If employment termination occurs after age 62 for an officer who has been employed for at least seven years, these shares (other than matching shares granted pursuant to our annual bonus deferral plan) will continue to vest if the officer enters into a non-competition agreement with us and, beginning with grants made in 2007, provides one year of service subsequent to the grant date. Mr. Lauer became eligible for this continued vesting in 2006. As a result, the amount for Mr. Lauer includes $427,858 in accelerated expense in 2006 related to his right to receive or retain certain awards was no longer contingent on satisfying the vesting conditions of those awards. There is no corresponding acceleration for 2007 because Mr. Lauer did not, in 2007, receive any awards contingent only upon his continued service and the expense associated with such awards made in prior years was accelerated in 2006.

Summary of Selected Components of our Executive Compensation Program

The following is a description of our annual bonus program and pension plan. This discussion supplements the discussion included in the section titled “Compensation Discussion and Analysis” above.

Annual Bonus

Our bonus framework for 2006 and 2007 provided that bonuses will be determined in the discretion of the Management Development, Nominating and Governance Committee taking account of:

•	the ROE criteria set forth below,

•	our actual financial and other results for the year compared to the goals presented to and approved by the Management Development, Nominating and Governance Committee in January of that year (see “Compensation Discussion and Analysis — Components of our Executive Compensation Program — Annual Bonus” above for our 2007 performance goals and our actual 2007 performance),

•	the Management Development, Nominating and Governance Committee’s subjective analysis of the business environment in which we operated during the year,

•	the Management Development, Nominating and Governance Committee’s subjective evaluation of individual officer performance, and

•	the subjective recommendations of our CEO (except in regard to his own bonus).

The ROE criteria and related bonus opportunities (expressed as a multiple of base salary) were:

Executive Vice Presidents and
	CEO	General Counsel	Other Executive Officers
ROE	(Base Salary Multiple)(1)	(Base Salary Multiple)(1)	(Base Salary Multiple)(1)

=> 20%	3X	2.25X	1.8X
=>10% - <20%	>1 - <3X	>0.75 - <2.25X	>0.6 - <1.8X
5% - <10%	Up to 1 X	Up to 0.75X	Up to 0.6X
< 5%	0X	0X	0X

(1)	Interpolation between points is not necessarily linear.

During 2006 and 2007, we also had a formula under which the maximum annual bonus award under the bonus framework was 0.75% of the sum of MGIC’s pre-tax income, excluding extraordinary items and realized gains and the pre-tax contribution of MGIC’s joint ventures. As discussed in the Compensation Discussion and Analysis, the Committee determined that for 2007 it would not use the results of the formula because it would result in no bonuses being paid to the named executive officers for 2007.

Beginning with bonuses for 2001 performance, our executive officers could elect to receive restricted stock vesting in one year through continued employment for up to one-third of their bonus amounts (base restricted stock). If base restricted stock was elected, the executive officer was also awarded one and one-half shares of restricted stock vesting in three years through continued employment for each share of base restricted stock. The base restricted stock shares vest on or about the first anniversary of the grant date through continued employment and the matching shares vest on or about the third anniversary of the grant date through continued employment. Dividends are paid on these restricted shares prior to vesting. The matching restricted stock does not count against the bonus maximum in the ROE criteria table. The Management Development, Nominating and Governance Committee adopted the base and matching restricted stock portion of our executive compensation program to encourage senior executives to subject to equity risk compensation that would otherwise be paid in cash. Each of our named executive officers elected to receive one-third of his 2006 bonuses in restricted stock pursuant to this program. In accordance with the rules of the SEC, however, the Summary Compensation Table shows the amount of the foregone cash bonus that was paid in restricted stock in the column that shows bonuses paid in cash. Also, because the restricted stock awarded under this program related to 2006 bonuses was awarded in January 2007, it is shown in the 2007 Grants of Plan-Based Awards table. This program was not offered to officers for 2007 bonuses because at the time management did not anticipate that any bonuses would be paid for 2007.

Pension Plan

We maintain a Pension Plan for the benefit of substantially all of our employees and a Supplemental Executive Retirement Plan (Supplemental Plan) for designated employees, including executive officers. The Supplemental Plan provides benefits that cannot be provided by the Pension Plan because of limitations in the Internal Revenue Code on benefits that can be provided by a qualified pension plan, such as our Pension Plan.

Under the Pension Plan and the Supplemental Plan taken together, each executive officer earns an annual pension credit for each year of employment equal to 2% of the officer’s eligible compensation for that year. Eligible compensation is limited to salaries, commissions, wages, cash bonuses, the portion of cash bonuses deferred and converted to restricted equity bonuses (see “- Annual Bonus” above) and overtime pay. At retirement, the annual pension credits are added together to determine the employee’s accrued pension benefit. However, the annual pension credits for service prior to 1998 for each employee with at least five years of vested service on January 1, 1998 will generally be equal to 2% of the employee’s average eligible compensation for the five years ended December 31, 1997. Eligible employees with credited service for employment prior to October 31, 1985 also receive a past service benefit, which is generally equal to the difference between the amount of pension the employee would have been entitled to receive for service prior to October 31, 1985 under the terms of a prior plan had such plan continued, and the amount the employee is actually entitled to receive under an annuity contract purchased when the prior plan was terminated. Retirement benefits vest on the basis of a graduated schedule over a seven-year period of service. Full pension benefits are payable upon retirement at or after age 65 (age 62 if the employee has completed at least seven years of service), and reduced benefits are payable beginning at age 55.

2007 GRANTS OF PLAN-BASED AWARDS

The following table shows the grants of plan based awards to our named executive officers in 2007.

							All Other Stock	Grant Date Fair
			Estimated Future Payouts Under				Awards: Number of	Value of Stock and
			Equity Incentive Plan Awards				Shares of	Option Awards
Name	Grant Date		Threshold (#)	Target (#)		Maximum (#)	Stock/Units (#)	($)(1)

Curt Culver	1/24/07	(2)					25,685	1,598,378
	1/24/07	(3)		24,000	(4)	24,000		1,493,520
	1/24/07	(5)		29,600	(6)	32,000		1,905,600
J. Michael Lauer	1/24/07	(2)					9,872	614,335
	1/24/07	(3)		8,100	(4)	8,100		504,063
	1/24/07	(5)		9,990	(6)	10,800		643,140
Patrick Sinks	1/24/07	(2)					11,195	696,665
	1/24/07	(3)		15,000	(4)	15,000		933,450
	1/24/07	(5)		18,500	(6)	20,000		1,191,000
Lawrence Pierzchalski	1/24/07	(2)					9,630	599,275
	1/24/07	(3)		8,100	(4)	8,100		504,063
	1/24/07	(5)		9,990	(6)	10,800		643,140
Jeffrey Lane	1/24/07	(2)					8,185	509,353
	1/24/07	(3)		8,100	(4)	8,100		504,063
	1/24/07	(5)		9,990	(6)	10,800		643,140

(1)	The grant date fair value is based on the New York Stock Exchange closing price on the day the award was granted. For awards that do not receive dividends, in accordance with FAS 123R, the grant date fair value is measured by reducing the grant date price by the present value of expected dividends paid during the vesting period. For equity incentive plan awards, the number of shares is the number included in the column titled “Maximum.” Using the 2007 year end closing price, each of the dollar values in this table would decrease by approximately 64%. There have been no stock options granted since 2004.

(2)	Restricted and matching shares awarded in connection with each officer’s election to defer a portion of the officer’s cash bonus for 2006. For each officer, the value of forty percent of the shares shown was, on the grant date, equal in value to the amount of the deferred bonus. See “- Summary of Selected Components of our Executive Compensation Program — Annual Bonus” and “— Compensation Discussion and Analysis — Components of our Executive Compensation Program — Annual Bonus” for a description of our bonus deferral plan.

(3)	Annual grant of restricted shares, 20% of which vest on the February 10 following the first five anniversaries of the grant date, assuming continued employment and our meeting our ROE goal of 1% for the year prior to vesting. If the ROE goal is not met in any year, 20% of the shares are forfeited. Dividends are paid on these restricted shares prior to vesting or forfeiture. See “— Compensation Discussion and Analysis — Components of our Executive Compensation Program — Longer-Term Restricted Equity” above.

(4)	Pursuant to rules adopted by the SEC, these amounts are based upon the assumption that our ROE goal of 1% will be met in 2007 through 2011. In fact, our 2007 ROE goal was not met and, as a result, 20% of these shares have already been forfeited.

(5)	Annual grant of RSUs, the vesting of which is dependent on our meeting a goal determined by our EPS. Partial vesting occurs on the February 10 following the first five anniversaries after the grant date, assuming that we have positive earnings in the previous year. Subject to a maximum aggregate vesting of 100% of the initial award, the percentage of each award that vests in a year equals our earnings per share in the previous year divided by the five-year EPS goal established by the Management Development, Nominating and Governance Committee when the award was granted. The five-year EPS goal applicable to these awards is $36.11. Shares that have not vested by the February 10 following the fifth anniversary of the grant date are forfeited. Dividends are not paid on these RSUs prior to vesting. See “— Compensation Discussion and Analysis — Components of our Executive Compensation Program — Longer-Term Restricted Equity” above.

(6)	Pursuant to rules adopted by the SEC, these amounts are based upon the assumption that our EPS in 2007 through 2011 will be equal to our 2006 EPS. Using this formula, approximately 18.5% of the shares granted would vest in each of 2008 through 2012. In fact, our 2007 EPS was negative and, as a result, none of these shares vested in 2008.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

The following table shows our named executive officers’ equity awards outstanding on December 31, 2007.

	Option Awards						Stock Awards
										Equity
										Incentive
										Plan
									Equity	Awards:
									Incentive	Market
									Plan	or Payout
				Equity					Awards:	Value of
				Incentive				Market	Number of	Unearned
				Plan			Number of	Value of	Unearned	Shares,
				Awards:			Shares or	Shares or	Shares,	Units or
	Number of		Number of	Number			Units of	Units of	Units or	Other
	Securities		Securities	of Securities			Stock	Stock	Other	Rights
	Underlying		Underlying	Underlying			That	That	Rights	That
	Unexercised		Unexercised	Unexercised			Have	Have	That	Have
	Options		Options	Unearned	Option	Option	Not	Not	Have	Not
	Exercisable		Unexercisable	Options	Exercise	Expiration	Vested	Vested	Not	Vested
Name	(#)		(#)	(#)	Price ($)	Date	(#)	($)(1)	Vested (#)	($)(1)

Curt Culver	75,000	(2)			46.0625	5/5/09	63,948 (3)	1,434,354	131,936 (4)	2,959,324
	79,800			70,200 (5)	45.3750	1/26/10
	75,000	(6)			57.8800	1/24/11
	120,000	(7)			63.8000	1/23/12
	64,000	(8)	16,000		43.7000	1/22/13
	48,000	(9)	32,000		68.2000	1/28/14
J. Michael Lauer	25,000	(2)			46.0625	5/5/09	23,800 (3)	533,834	44,530 (4)	998,808
	26,600			23,400 (5)	45.3750	1/26/10
	25,000	(6)			57.8800	1/24/11
	40,000	(7)			63.8000	1/23/12
	21,600	(8)	5,400		43.7000	1/22/13
	16,200	(9)	10,800		68.2000	1/28/14
Patrick Sinks				11,700 (5)	45.3750	1/26/10	27,030 (3)	606,283	76,660 (4)	1,719,484
	20,000	(7)			63.8000	1/23/12
	4,000	(8)	4,000		43.7000	1/22/13
	24,000	(9)	16,000		68.2000	1/28/14
Lawrence Pierzchalski	25,000	(2)			46.0625	5/5/09	23,714 (3)	531,905	44,530 (4)	998,808
	26,600			23,400 (5)	45.3750	1/26/10
	25,000	(6)			57.8800	1/24/11
	40,000	(7)			63.8000	1/23/12
	21,600	(8)	5,400		43.7000	1/22/13
	16,200	(9)	10,800		68.2000	1/28/14
Jeffrey Lane				17,550 (5)	45.3750	1/26/10	20,345 (3)	456,338	44,530 (4)	998,808
	25,000	(6)			57.8800	1/24/11
	40,000	(7)			63.8000	1/23/12
	5,400	(8)	5,400		43.7000	1/22/13
	16,200	(9)	10,800		68.2000	1/28/14

(1)	Based on the closing price of $22.43 for the Common Stock on the New York Stock Exchange at year-end 2007.

(2)	One-fifth of these options vested on May 5 of each of the five years beginning in 2000.

(3)	Includes unvested restricted shares (or, in the case of Mr. Culver, RSUs) granted on January 26, 2005, which vest ratably on each January 26 from 2008 through 2010 assuming continued employment. See “— Compensation Discussion and Analysis — Components of our Executive Compensation Program — Longer-Term Restricted Equity” above.

Also includes the number of unvested restricted shares awarded in connection with officer’s election to defer a portion of his annual cash bonus for 2004, 2005 and 2006 in the amounts set forth in the following table. See “- Summary of Selected Components of our Executive Compensation Program — Annual Bonus” above for a discussion of the terms of these grants.

	Base Restricted
	Stock Vesting on	Matching Shares	Matching Shares	Matching Shares
Name	1/24/08	Vesting on 1/26/08	Vesting on 1/25/09	Vesting on 1/24/10

Curt Culver	10,274	9,094	14,769	15,411
J. Michael Lauer	3,949	3,493	5,575	5,923
Patrick Sinks	4,478	3,252	5,383	6,717
Lawrence Pierzchalski	3,852	3,409	5,815	5,778
Jeffrey Lane	3,274	2,832	4,468	4,911

(4)	Includes restricted shares, 20% of which vest on or about each of the first five anniversaries of the grant date, assuming continued employment and our meeting our ROE goal of 1% for the year prior to vesting. Pursuant to the rules of the SEC, the entire amount of these awards is included, even though 20% of each such award has been forfeited because we did not meet our ROE goal in 2007.

Also includes the number of restricted shares or RSUs, the vesting of which is dependent upon our meeting a goal determined by our EPS, as described in footnote 5 to the 2007 Grants of Plan-Based Awards table above. Pursuant to rules adopted by the SEC, the amounts for these shares shown in the table are based upon the assumption that our EPS in 2007 through 2011 will be equal to our 2006 EPS. The amount of shares, using this assumption, and the initial grant date for each of our officers is listed in the following table.

	Grant Date
Name	1/22/03	1/28/04	1/26/05	1/25/06	1/24/07

Curt Culver	6,112	10,016	18,048	24,960	29,600
J. Michael Lauer	2,063	3,381	6,092	8,424	9,990
Patrick Sinks	1,528	5,008	9,024	15,600	18,500
Lawrence Pierzchalski	2,063	3,381	6,092	8,424	9,990
Jeffrey Lane	2,063	3,381	6,092	8,424	9,990

See “— Compensation Discussion and Analysis — Components of our Executive Compensation Program — Longer-Term Restricted Equity” above.

(5)	Represents the unvested portion of this option (47% of the original grant) which did not vest by January 2005 as a result of the failure to meet a goal determined by our EPS. The unvested portion is scheduled to vest on January 26, 2009, assuming continued employment.

(6)	One-fifth of the options originally granted vested on January 24 of each of the five years beginning in 2002.

(7)	One-fifth of the options originally granted vested on January 23 of each of the five years beginning in 2003.

(8)	One-fifth of the options originally granted vest on January 22 of each of the five years beginning in 2004, assuming continued service.

(9)	One-fifth of the options originally granted vest on January 28 of each of the five years beginning in 2005, assuming continued service.

2007 OPTION EXERCISES AND STOCK VESTED

The following table shows the option exercise and stock vesting of grants of plan based awards to our named executive officers in 2007.

	Stock Awards
	Number of		Value Realized on
	Shares Acquired on		Vesting
Name	Vesting (#)		($)(1)

Curt Culver	51,126	(2)	3,149,946	(2)
J. Michael Lauer	17,988		1,108,333
Patrick Sinks	23,440		1,443,972
Lawrence Pierzchalski	18,142		1,117,923
Jeffrey Lane	16,859		1,038,521

(1)	Value realized is the market value at the close of business on the date immediately preceding the vesting date. None of our named executive officers sold any shares in 2007, though some shares that vested were withheld to pay taxes due as a result of the vesting of the shares. Using the 2007 year end closing price, each of the dollar values in this table would be decreased by approximately 64%.

(2)	Includes 4,800 RSUs, valued at $292,176, which vested during 2007, but which Mr. Culver will not receive until six months after he retires.

PENSION BENEFITS AT 2007 FISCAL YEAR-END

The following table shows the present value of accrued pension plan benefits for our named executive officers as of December 31, 2007.

		Number of
		Years	Present Value of
		Credited	Accumulated Benefit
Name	Plan Name(1)	Service (#)	($)(2)

Curt Culver	Qualified Pension Plan	25.2	1,353,785
	Supplemental Executive Retirement Plan	25.2	1,678,338
J. Michael Lauer	Qualified Pension Plan	18.8	1,956,225
	Supplemental Executive Retirement Plan	18.8	263,001
Patrick Sinks	Qualified Pension Plan	29.4	787,926
	Supplemental Executive Retirement Plan	29.4	124,004
Lawrence Pierzchalski	Qualified Pension Plan	25.7	1,318,724
	Supplemental Executive Retirement Plan	25.7	180,026
Jeffrey Lane	Qualified Pension Plan	11.3	1,266,506	(3)
	Supplemental Executive Retirement Plan	11.3	134,959

(1)	See “— Summary of Selected Components of our Executive Compensation Program — Pension Plan” above for a summary of these plans.

(2)	The amount shown is the present value of the annual pension payments that the named executive officer would be entitled to receive beginning at age 62 (which is the earliest age that unreduced benefits under Qualified Pension Plan and Supplemental Executive Retirement Plan may be received) and continuing for his life expectancy determined at the end of 2007 and by assuming that the officer’s employment with us ended on the last day of that year. See Note 11 of the Notes to the Consolidated Financial Statements in this annual report for assumptions used to calculate the present value of benefits under these plans.

(3)	Includes an annual benefit of $34,000 credited to Mr. Lane as part of his initial employment. This amount represents $311,388 of the present value of Mr. Lane’s benefits.

Potential Payments Upon Termination or Change-in-Control

The following table summarizes the estimated value of payments to each of the named executive officers assuming the triggering event or events indicated occurred on December 31, 2007.

						Value of
						Restricted	Value of
						Equity and	Restricted
						Stock Options	Equity and
						That Will Vest	Stock Options	Value of
					Excise Tax	on an	Eligible for	Other
			Cash		Gross-up	Accelerated	Continued	Benefits
Name	Termination Scenario	Total ($)	Payment ($)		($)(1)	Basis ($)(2)	Vesting ($)(2)	($)(3)

Curt Culver	Change in control with qualifying termination(4)	10,313,119	5,633,152	(5)	—	4,560,916	—	119,051
	Change in control without qualifying termination(4)	4,560,916	—		—	4,560,916	—	—
	Death	4,560,916	—		—	4,560,916	—	—
	Disability	344,671	344,671	(6)	—	—	—	—
J. Michael Lauer	Change in control with qualifying termination(4)	4,064,884	2,398,128	(5)	—	1,589,098	—	77,658
	Change in control without qualifying termination(4)	1,589,098	—		—	1,589,098	—	—
	Retirement	740,347	—		—	—	740,347	—
	Death	1,589,098	—		—	1,589,098	—	—
Patrick Sinks	Change in control with qualifying termination(4)	6,706,156	2,715,304	(5)	1,494,169	2,394,492	—	102,191
	Change in control without qualifying termination(4)	2,394,492	—		—	2,394,492	—	—
	Death	2,394,492	—		—	2,394,492	—	—
Lawrence Pierzchalski	Change in control with qualifying termination(4)	4,021,156	2,343,016	(5)	—	1,587,169	—	90,971
	Change in control without qualifying termination(4)	1,587,169	—		—	1,587,169	—	—
	Death	1,587,169	—		—	1,587,169	—	—
Jeffrey Lane	Change in control with qualifying termination(4)	3,596,033	1,991,536	(5)	—	1,511,603	—	92,894
	Change in control without qualifying termination(4)	1,511,603	—		—	1,511,603	—	—
	Death	1,511,603	—		—	1,511,603	—	—

(1)	Lump sum payable within 5 days after the amount is determined. Estimated gross-up is not reduced for payments that we may be able to prove were made in consideration of non-competition agreements or as reasonable compensation.

(2)	The value attributed to restricted stock that accelerates or is eligible for continued vesting is the closing price on the New York Stock Exchange on December 31, 2007 (which is a higher valuation than that specified by IRS regulations for tax purposes). Value of options is the difference between the closing price on the New York Stock Exchange on December 31, 2007 and the exercise price. As of December 31, 2007, the exercise price of all options exceeded the market price. As a result, all amounts in this column represent value attributable to restricted equity.

(3)	Other benefits include three years of health and welfare benefits and the maximum outplacement costs each executive would be entitled to.

(4)	As described further in “- Change in Control Agreements” below, each of our named executive officers is a party to a KEESA that may provide for payments after a change in control. A qualifying termination is a termination within three years after the change in control by the company other than for cause or disability or by the executive for good reason.

(5)	Lump sum payable within 10 business days after the termination date.

(6)	Represents the present value of monthly payments of $4,000 that Mr. Culver would be eligible to receive through age 65, assuming the disability continued. These amounts would be paid by an insurance company pursuant to an insurance policy covering Mr. Culver that we provide. The discount rate of 6.0% applied to these payments is the same discount rate that we use to value our net periodic benefit costs associated with our benefit plans pursuant to GAAP.

Change in Control Agreements

Each of our named executive officers is a party to a Key Executive Employment and Severance Agreement with us (a KEESA). If a change in control occurs and the executive’s employment is terminated within three years after the change in control (this three-year period is referred to as the employment period), other than for cause or disability, or if the executive terminates his employment for good reason, the executive is entitled to a lump sum termination payment equal to twice the sum of his annual base salary, his maximum bonus award and an amount for pension accruals and profit sharing and matching contributions.

Under the KEESAs, a change in control generally would occur upon the acquisition by certain unrelated persons of 50% or more of our common stock; an exogenous change in the majority of our Board of Directors; certain mergers, consolidations or share exchanges or related share issuances; or our sale or disposition of all or substantially all of our assets. We would have “cause” to terminate an executive under a KEESA if the executive were intentionally to engage in certain bad faith conduct causing demonstrable and serious financial injury to us; to be convicted of certain felonies; or to willfully, unreasonably and continuously refuse to perform his or her existing duties or responsibilities. An executive would have “good reason” under his or her KEESA if we were to breach the terms of the KEESA; make certain changes to the executive’s position or working conditions; or fail to obtain a successor’s agreement to assume the KEESA.

If the employment termination occurs during the employment period but more than three months after the change in control, the termination payment is reduced. The KEESAs require that, for a period of twelve months after a termination for which a payment is required, the executive not compete with us unless approved in advance in writing by our Board of Directors. The KEESAs also impose confidentiality obligations on our executives that have signed them.

While the executive is employed during the employment period, the executive is entitled to a base salary no less than the base salary in effect prior to the change in control and to a bonus opportunity of no less than 75% of the maximum bonus opportunity in effect prior to the change in control. The executive is also entitled to participate in medical and other specified benefits. The executive is also entitled to certain other benefits and the continuation of medical and other specified employee benefits during the remainder of the employment period.

We have entered into KEESAs with 41 other officers, substantially all of which have a termination payment multiple of one.

If the excise tax under Section 280G of the Internal Revenue Code would apply to the benefits provided under the KEESA, the executive is entitled to receive a payment so that he is placed in the same position as if the excise tax did not apply.

Post-Termination Vesting of Certain Restricted Equity Awards

In general, our restricted equity awards are forfeited upon a termination of employment, other than as a result of the officer’s death (in which case the entire award vests). If employment termination occurs after age 62 for an officer who has been employed by us for at least seven years, awards granted at least one year prior to the date of the employment termination will continue to vest if the officer enters into a non-competition agreement with us.

Pension Plan

As noted under “- Compensation and Related Tables — Summary of Selected Components of our Executive Compensation Program — Pension Plan” above, we have a Pension Plan and Supplemental Plan that provide post-retirement benefits. If the employment of our named executive officers terminated effective December 31, 2007, the annual amounts payable to them at age 62 under these plans would have been: Mr. Culver — $402,024; Mr. Lauer — $203,628; Mr. Sinks — $160,524; Mr. Pierzchalski — $204,000; and Mr. Lane — $153,024. As of December 31, 2007, Mr. Lauer was eligible to receive this level of benefits because he was over the age of 62 and had more than seven years’ tenure. As of December 31, 2007, Messrs. Culver, Pierzchalski and Lane were eligible to receive reduced benefits under these plans immediately upon retirement because they were over the age of 55 and had more than seven years’ tenure. As a result, if their employment had been terminated effective December 31, 2007, the annual amounts payable to them under our Pension Plan had they elected to begin receiving annual payments immediately would have been Mr. Culver — $247,245; Mr. Pierzchalski — $120,360; and Mr. Lane — $122,419.

Severance Pay

Although we do not have a written severance policy for terminations of employment unrelated to a change in control, we have historically negotiated severance arrangements with officers whose employment we terminate without cause. The amount that we have paid has varied based upon the officer’s tenure and position.

Compensation Of Directors

Under our Corporate Governance Guidelines, compensation of non-employee directors is reviewed periodically by the Management Development, Nominating and Governance Committee. Mr. Culver is our CEO and receives no additional compensation for service as a director and he is not eligible to participate in any of the following programs or plans.

Annual and Meeting Fees:  Non-employee directors are paid an annual retainer of $32,000, plus $3,000 for each Board meeting attended, and $2,000 for all Committee meetings attended on any one day. The Chairperson of the Audit Committee receives an additional $10,000 fee annually and Chairpersons of other Board committees receive an additional $5,000 fee annually. Non-Chairperson directors who are members of the Audit Committee receive an additional $5,000 fee annually. Subject to certain limits, we reimburse directors, and for meetings not held on our premises, their spouses, for travel, lodging and related expenses incurred in connection with attending Board and committee meetings.

Deferred Compensation Plan:  Non-employee directors may elect to defer payment of all or part of the annual and meeting fees until the director’s death, disability, termination of service as a director or to another date specified by the director. A director who participates in this plan may elect to have his or her deferred compensation account either credited quarterly with interest accrued at an annual rate equal to the six-month U.S. Treasury Bill rate determined at the closest preceding January 1 and July 1 of each year, or to have the fees deferred during a quarter translated into share units. Each share unit is equal in value to one share of our Common Stock and is ultimately distributed only in cash. If a director defers fees into share units, dividend equivalents in the form of additional share units are credited to the director’s account as of the date of payment of cash dividends on our Common Stock.

Deposit Share Program:  Under the Deposit Share Program, which is offered to directors under our 2002 Stock Incentive Plan, a non-employee director may purchase shares of Common Stock from us at fair market value which are then held by us. The amount that may be used to purchase shares cannot exceed the director’s annual and meeting fees for the preceding year. We match each of these shares with one and one-half shares of restricted stock or, at the director’s option, RSUs. A director who deferred annual and meeting fees from the prior year into share units under the plan described above may reduce the amount needed to purchase Common Stock by the amount so deferred. For matching purposes, the amount so deferred is treated as if shares had been purchased and one and one-half shares of restricted stock or RSUs are awarded for each such share.

Since 2005, the restricted stock and RSUs awarded under the program vest one year after the award. Previously, vesting occurred on the third anniversary of the award unless a director chose a later date. Except for gifts to family members, the restricted stock may not be transferred prior to vesting; RSUs are not transferable. Shares that have not vested when a director leaves the Board are forfeited, except in the case of the director’s death or certain events specified in the agreement relating to the restricted stock and RSUs. The Management Development, Nominating and Governance Committee may waive the forfeiture. All shares of restricted stock and RSUs vest on the director’s death and will immediately become vested upon a change in control. RSUs that have vested are settled in Common Stock when the director is no longer a Board member. The director receives a cash payment equivalent to the dividend corresponding to the number of shares underlying the director’s RSUs outstanding on the record date for Common Stock dividends.

RSU Award Program:  Directors who are not our employees are awarded annually RSUs under the 2002 Stock Incentive Plan. In January 2006 and 2007 and February 2008, these directors were each awarded RSUs representing 850 shares of Common Stock. The RSUs vest on or about the first anniversary of the award date, or upon the earlier death of the director. RSUs that have vested will be settled in Common Stock when the director is no longer a Board member. The director receives a cash payment equivalent to the dividend corresponding to the number of shares underlying the director’s RSUs outstanding on the record date for Common Stock dividends.

Former Restricted Stock Plan:  Non-employee directors elected to the Board before 1997 were each awarded, on a one-time basis, 2,000 shares of Common Stock under our 1993 Restricted Stock Plan for Non-Employee Directors. The shares are restricted from transfer until the director ceases to be a director by reason of death, disability or retirement, and are forfeited if the director leaves the Board for another reason unless the forfeiture is waived by the plan administrator. In 1997, the Board decided that no new awards of Common Stock would be made under the plan.

Equity Ownership Guidelines:  The Management Development, Nominating and Governance Committee has adopted equity ownership guidelines for directors under which each member of the Board is expected to own our equity having a value equal to five times the annual fee for serving on the Board. See “— Annual and Meeting Fees.” Equity owned consists of shares owned outright by the director, restricted equity and all vested and unvested share units under the Deferred Compensation Plan described above. For purposes of the ownership guidelines, equity is valued using the average closing price during the year. Directors are expected to achieve the ownership guideline within five years after joining the Board. As of December 31, 2007, all directors met their required ownership under the guidelines.

Other:  We also pay premiums for directors and officers liability insurance under which the directors are insureds.

2007 DIRECTOR COMPENSATION

The following table shows the compensation paid to each person who was one of our directors in 2007. Mr. Culver, our CEO, is also a director but receives no compensation for service as a director.

	Fees Earned
	or Paid in	Stock
Name	Cash ($)(1)	Awards ($)(2)	Total ($)

James A. Abbott	100,000	142,261	242,261
Karl E. Case	102,000	155,010	257,010
David S. Engelman	100,000	150,315	250,315
Thomas M. Hagerty	93,000	146,941	239,941
Kenneth M. Jastrow	106,000	156,497	262,497
Daniel P. Kearney	129,000	184,856	313,856
Michael E. Lehman	129,000	54,793	183,793
William A. McIntosh	125,000	176,567	301,567
Leslie M. Muma	99,000	146,607	245,607
Donald T. Nicolaisen	100,000	62,217	162,217

(1)	Each of the following directors elected to defer all the fees shown in this column into share units as described under “Deferred Compensation Plan” above as follows: Mr. Case — 2,879 share units; Mr. Hagerty — 2,548 share units; Mr. Jastrow — 2,907 share units; Mr. Kearney — 3,600 share units; Mr. Muma — 2,734 share units and Mr. Nicolaisen — 2,792 share units.

(2)	The amounts shown in this column are the amounts that we recognized as a compensation expense under GAAP, except that in accordance with the SEC’s executive compensation disclosure rules and to avoid double-counting, we have excluded from this column the portion of the awards included in the column titled “Fees Earned or Paid in Cash” and summarized in footnote 1 that were expensed in 2007. See Note 11 of the Notes to the Consolidated Financial Statements in this annual report for information regarding the assumptions made in arriving at these amounts. Dividends are paid on all of these restricted shares and RSUs.

All of the compensation expense for stock awards that we recognized in 2007 resulted from stock expensed at values between $60.35 and $66.18 per share. The closing price of our stock at the end of the 2007 was $22.43.

In 2007, our directors were granted three types of equity awards. First, some directors elected to defer their cash fees in the manner described under “Deferred Compensation Plan” above. The awards that they received under such plan and the value of the awards are set forth in footnote 1 and the column titled “Fees Earned or Paid in Cash,” respectively. Second, each director was awarded RSUs representing 850 shares of Common Stock and with a value (as of the grant date) of $52,896 pursuant to our RSU Award Program described under “RSU Award Program” above. Finally, our directors were awarded restricted shares or RSUs granted pursuant to our Deposit Share Program as follows, with each of the values representing the value as of the grant date: Mr. Abbott — 1,491 RSUs valued at $89,982; Mr. Case — 1,615 shares of restricted stock valued at $97,465; Mr. Engelman — 1,540 shares of restricted stock valued at $92,939; Mr. Hagerty — 1,491 RSUs valued at $89,982; Mr. Jastrow — 1,615 RSUs valued at $97,465; Mr. Kearney — 2,086 RSUs valued at $125,890; Mr. McIntosh — 2,062 shares of restricted stock valued at $124,442; Mr. Muma — 1,491 RSUs valued at $89,982; and Mr. Nicolaisen — 273 RSUs valued at $16,476. The following directors purchased at fair market value shares of our Common Stock under the Deposit Share Program in order to receive an award of restricted stock: Mr. Abbott — 994 shares for $59,988; Mr. Engelman — 1,027 shares for $61,979; Mr. McIntosh — 1,375 shares for $82,981; and Mr. Nicolaisen — 182 shares for $10,984.

At December 31, 2007, the outstanding stock awards to our directors that have either not vested or have vested but have not been released were: Mr. Abbott — 5,691; Mr. Case — 15,338; Mr. Engelman — 5,740; Mr. Hagerty — 13,336; Mr. Jastrow — 29,915; Mr. Kearney — 19,161; Mr. Lehman — 3,571; Mr. McIntosh — 6,262; Mr. Muma — 20,677; and Mr. Nicolaisen — 3,924.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Stock Ownership

The following table identifies holders of more than 5% of the outstanding shares of our Common Stock as of December 31, 2007, based on information filed with the SEC, or a later date if a subsequent SEC filing was made before February 29, 2008. The table also shows the amount of our Common Stock beneficially owned by our named executive officers and all directors and named executive officers as a group. Unless otherwise noted, the parties listed in the table have sole voting and investment power over their shares, and information regarding the directors and named executive officers is given as of February 29, 2008.

	Shares
	Beneficially	Percent
Name	Owned	of Class

Old Republic International Corporation	12,227,159	14.91%
307 North Michigan Avenue Chicago, IL 60601(1)
Capital World Investors	11,278,300	13.75%
Capital Research Global Investors 333 South Hope Street Los Angeles, CA 90071(2)
FMR, LLC	8,157,611	9.95%
82 Devonshire Street Boston, Massachusetts 02109(3)
Putnam, LLC d/b/a Putnam Investments	7,263,789	8.86%
Putnam Investment Management, LLC The Putnam Advisory Company, LLC One Post Office Square Boston, MA 02109(4)
Curt S. Culver(5)	1,035,776	1.26%
J. Michael Lauer(5)	420,190	*
Lawrence J. Pierzchalski(5)	318,574	*
Patrick Sinks(5)	318,377	*
Jeffrey H. Lane(5)	277,903	*
Leslie M. Muma(6)(7)(8)	40,417	*
Daniel P. Kearney(7)	38,755	*
Kenneth M. Jastrow, II(6)(7)	31,911	*
William A. McIntosh(6)(7)	26,898	*
James A. Abbott(6)(7)	23,733	*
Thomas M. Hagerty(7)	22,367	*
Karl E. Case(6)(7)	16,228	*
David S. Engelman(6)(7)(9)	10,623	*
Michael E. Lehman(7)	9,170	*
Donald T. Nicolaisen(7)	4,956	*
All directors and executive officers as a group (17 persons)(5)(10)	2,871,339	3.46%

*	Less than 1%

(1)	Old Republic International Corporation’s ownership is reported as of January 23, 2008. Old Republic International Corporation, which reported ownership on behalf of itself and several of its wholly owned subsidiaries, reported that it had shared voting and investment power for all of the shares.

(2)	Capital World Investors (“CWI”) and Capital Research Global Investors (“CRGI”) are both divisions of Capital Research and Management Company and registered investment advisers that reported ownership of shares separately because they make separate voting and investment decisions. CWI, which reported ownership of 5,892,000 shares, reported that it had sole voting power with respect to 1,000,000 of the shares and no voting power with respect to the remainder of the shares. CRGI, which reported ownership of 5,296,300 shares, reported that it had sole voting and investment power for all of these shares.

(3)	Includes 8,100,352 shares beneficially owned by Fidelity Management & Research Company (“Fidelity”), a registered investment adviser and wholly-owned subsidiary of FMR LLC, and 57,259 shares beneficially owned by Pyramis Global Advisors Trust Company (“Pyramis”), a bank and wholly-owned subsidiary of FMR LLC. Edward C. Johnson 3d and FMR LLC, through their control of Fidelity and the investment companies for which Fidelity acts as investment adviser (“Funds”) each has sole investment power as to the 8,100,352 shares owned by the Funds; the Funds’ Boards of Trustees have sole voting power as to such shares. Mr. Johnson and FMR LLC, through their control of Pyramis, each has sole voting and investment power as to 57,259 shares owned by the institutional accounts managed by Pyramis.

(4)	The companies listed, some of which are registered investment advisers, reported ownership as a group and that they have shared voting power for 285,212 shares, no voting power with respect to the remaining shares and shared investment power for all of the shares.

(5)	Includes shares that could be purchased on February 29, 2008 or within 60 days thereafter by exercise of stock options granted to the named executive officers: Mr. Culver — 493,800; Mr. Lauer — 165,200; Mr. Sinks — 60,000; Mr. Pierzchalski — 165,200; Mr. Lane — 97,400; and all executive officers as a group — 1,083,100. Also includes shares held in our Profit Sharing and Savings Plan and Trust: Mr. Culver — 12,673; Mr. Lauer — 53,182; Mr. Sinks — 11,712; and all executive officers as a group — 99,556. Also includes restricted shares over which the named executive officer has sole voting power but no investment power: Mr. Culver — 189,604; Mr. Lauer — 29,665; Mr. Sinks — 113,032; Mr. Pierzchalski — 68,640; Mr. Lane — 35,646; and all executive officers as a group — 463,168. Also includes shares underlying restricted stock units (RSUs) for which the named executive officers have neither voting nor investment power: Mr. Culver — 152,000; Mr. Lauer — 82,080; Mr. Sinks — 80,000; Mr. Pierzchalski — 43,200; Mr. Lane — 73,980; and all executive officers as a group — 507,845. Also includes shares for which voting and investment power are shared as follows: Mr. Lauer — 88,543; and all directors and executive officers as a group — 103,573.

(6)	Includes 2,000 shares held under our 1993 Restricted Stock Plan for Non-Employee Directors. The directors have sole voting power and no investment power over these shares.

(7)	Includes shares underlying RSUs as follows: Mr. Abbott — 3,050; Dr. Case — 3,050; Mr. Engelman — 3,050; Mr. Hagerty — 3,050; Mr. Jastrow — 3,050; Mr. Kearney — 3,050; Mr. Lehman — 3,050; Mr. McIntosh — 3,050; Mr. Muma — 3,050; and Mr. Nicolaisen — 1,700. Such units were issued pursuant to our RSU award program (See “Compensation of Directors— RSU Award Program”), except for the following awards, which are held under the Deposit Share Program for Non-Employee Directors under our 2002 Stock Incentive Plan (See “Compensation of Directors — Deposit Share Program”): Mr. Abbott — 1,491; Mr. Hagerty— 3,859; Mr. Jastrow — 4,670; Mr. Kearney — 5,733; Mr. Muma — 4,098; and Mr. Nicolaisen — 273. Directors have neither voting nor investment power over the shares underlying any of these units.

Also includes shares held under the Deposit Share Program for Non-Employee Directors under our 1991 Stock Incentive Plan and 2002 Stock Incentive Plan as follows: Mr. Abbott — 994; Dr. Case — 1,615; Mr. Engelman — 2,567; Mr. Jastrow — 6,733; Mr. McIntosh — 3,437; and Mr. Nicolaisen — 182. Directors have sole voting power and no investment power over these shares.

Also includes share units held under our Deferred Compensation Plan (See “Compensation of Directors — Deferred Compensation Plan”) over which the directors have neither voting nor investment power, as follows: Dr. Case — 9,523; Mr. Hagerty — 7,277; Mr. Jastrow — 14,312; Mr. Kearney — 11,228; Mr. Lehman — 1,371; Mr. Muma — 12,379; and Mr. Nicolaisen — 2,801.

(8)	Includes 9,132 shares owned by a trust of which Mr. Muma is a trustee and a beneficiary and as to which Mr. Muma disclaims beneficial ownership except to the extent of his interest in the trust.

(9)	Includes 1,569 shares owned by a trust of which Mr. Engelman is a trustee and a beneficiary and as to which Mr. Engelman disclaims beneficial ownership except to the extent of his interest in the trust. Voting and investment power are shared for all shares owned by the trust.

(10)	Includes an aggregate of 58,891 share units and 49,274 shares underlying RSUs held by our non-employee directors. Our directors have neither investment nor voting power over these share units and RSUs. Also includes an aggregate of 475,118 restricted shares held by all directors and executive officers as a group. The beneficial owners have sole voting power but no investment power over the restricted shares.

Stock Incentive Plans

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

	(a)	(b)	(c)
		Weighted	Number of Securities
	Number of Securities	Average	Remaining Available
	to be Issued Upon	Exercise Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding Options,	Options,	(Excluding
	Warrants	Warrants	Securities
	and Rights	and Rights	Reflected in Column (a)

Plan Category
Equity compensation plans approved by security holders	2,587,880	$56.26	4,090,937
Equity compensation plans not approved by security holders	0	0	0
Total	2,587,880	$56.26	4,090,937

*	All of these shares are available under the 2002 Plan. The 2002 Plan provides that the number of shares available is increased by the number of shares that must be purchased at a purchase price of not less than fair market value as a condition to the award of restricted stock. The 2002 Plan limits the number of shares awarded as restricted stock or deliverable under restricted stock units to 5,900,000 shares, of which 3,997,617 shares remained available at December 31, 2007.

Item 13.	Certain Relationships and Related Transactions.

Our Corporate Governance Guidelines regarding director independence provide that a director is not independent if the director has any specified disqualifying relationship with us. The disqualifying relationships are equivalent to those of the independence rules of the New York Stock Exchange, except that our disqualification for board interlocks is more stringent than under the NYSE rules. Also, for a director to be independent under the Guidelines, the director may not have any material relationship with us. For purposes of determining whether a disqualifying or material relationship exists, we consider relationships with MGIC Investment Corporation and its consolidated subsidiaries. Our Corporate Governance Guidelines are available on our website (www.mgic.com) under the “Investor; About MGIC; Corporate Governance” links.

In February 2008, the Board determined that all of our directors are independent under the Guidelines and the NYSE rules, except for Mr. Culver, our CEO. The Board made its determination by considering that no disqualifying relationships existed during the periods specified under the Guidelines and the NYSE rules. To determine that there were no material relationships, the Board applied categorical standards that it had adopted. All independent directors met these standards. Under these standards, a director is not independent if payments under transactions between us and a company of which the director is an executive officer or 10%

or greater owner exceeded the greater of $1 million or 1% of the other company’s gross revenues. Payments made to and payments made by us are considered separately, and this quantitative threshold is applied to transactions that occurred in the three most recent fiscal years of the other company. Also under these standards, a director is not independent if during our last three fiscal years the director:

•	was an executive officer of a charity to which we made contributions, or

•	was an executive officer or member of a law firm or investment banking firm providing services to us, or

•	received any direct compensation from us other than as a director, or if during such period a member of the director’s immediate family received compensation from us.

In making its independence determinations, the Board considered our provision of contract underwriting services to American Security Mortgage Corp. (of which Mr. Abbott is the Chairman and a principal) and mortgage insurance premiums received by us on loans for which American Security Mortgage Corp. was the original insured. These transactions were below the quantitative threshold noted above and were entered into in the ordinary course of both our and American Security Mortgage Corp.’s business. Until the end of 2007, Mr. Jastrow was the Chairman and Chief Executive Officer of Temple-Inland Inc. In 2007, and prior years, in the ordinary course of both our and Temple-Inland’s business, we provided contract underwriting services to Temple-Inland and received mortgage insurance premiums on loans for which Temple-Inland was the original insured.

We have used the law firm of Foley & Lardner LLP as our principal outside legal counsel for more than 20 years. The wife of our General Counsel is a partner in that law firm, which was paid $3,585,669 by us and our consolidated subsidiaries for legal services in 2007.

Item 14.	Principal Accountant Fees and Services.

For the years ended December 31, 2006 and December 31, 2007, PricewaterhouseCoopers (“PwC”) billed us fees for services of the following types:

	2006	2007

Audit Fees	$1,533,100	$1,988,845
Audit-Related Fees	32,000	327,972
Tax Fees	16,170	0
All Other Fees	13,000	6,180

Total Fees	$1,594,270	$2,322,997

Audit Fees include PwC’s review of our quarterly financial statements. Audit-Related Fees include, for 2007, fees related to due diligence, valuation and other services relating to the cancelled merger with Radian Group Inc. (including a debt offering proposed in connection with the merger) and a regulator’s review of PwC’s workpapers and, for 2006, services related to a debt offering and research and other services for selected ventures. Tax Fees were for corporate tax services and tax compliance services provided to certain former employees. All Other Fees represent, for 2007, subscription fees for an online library of financial reporting and assurance literature and, for 2006, fees for actuarial services relating to pricing certain insurance products, employee benefits and other actuarial services.

The rules of the SEC regarding auditor independence provide that independence may be impaired if the auditor performs services without the pre-approval of the Audit Committee. The Committee’s policy regarding approval and pre-approval of services by the independent auditor includes a list of services that are pre-approved as they become necessary and the Committee’s approving at its February meeting a schedule of other services expected to be performed during the ensuing year. If we desire the auditor to provide a service that is not in either category, the service may be presented for approval by the Committee at its next meeting or may be approved by the Chairperson (or another Committee member designated by the Chairperson). We periodically provide the Committee with information about fees paid for services that have been approved and pre-approved.

The SEC rules regarding auditor independence provide an exception to the approval and pre-approval requirement if services are subsequently approved by an audit committee under a de minimis exception. All of PwC’s services were pre-approved by the Committee in 2007 and, as a result, the de minimis exception was not used in 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2008.

MGIC INVESTMENT CORPORATION

By	/s/ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibit

2.1		Securities Purchase Agreement, dated as of September 14, 2007, by and among, Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc. and Sherman Capital LLC(1)
3.1		Articles of Incorporation, as amended(2)
3.2		Amended and Restated Bylaws(3)
4.1		Article 6 of the Articles of Incorporation (included within Exhibit 3.1)
4.2		Amended and Restated Bylaws (included as Exhibit 3.2)
4.3		Rights Agreement, dated as of July 22, 1999, between MGIC Investment Corporation and Firstar Bank Milwaukee, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common shares(4)
4	.3.1	First Amendment to Rights Agreement, dated as of October 28, 2002, between MGIC Investment Corporation and U.S. Bank National Association(5)
4	.3.2	Second Amendment to Rights Agreement, dated as of October 28, 2002, between MGIC Investment Corporation and Wells Fargo Bank Minnesota, National Association (as successor Rights Agent to U.S. Bank National Association)(6)
4	.3.3	Third Amendment to Rights Agreement, dated as of May 14, 2004, between MGIC Investment Corporation and Wells Fargo Bank Minnesota, National Association(7)
4.4		Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee(8)
4.5		Five-Year Credit Agreement, dated as of March 31, 2005, between MGIC Investment Corporation and the lenders named therein(9)
4	.5.1	First Amendment to Five-Year Credit Agreement, dated as of March 14, 2008, between MGIC Investment Corporation, BNP Paribas, as administrative agent for the lenders and the lenders named therein
		[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 602(b)(4) (iii)(A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]
10.1		Form of Stock Option Agreement under 2002 Stock Incentive Plan(10)
10	.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan(11)
10.2		Form of Restricted Stock Agreement under 2002 Stock Incentive Plan(12)
10	.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan(13)
10	.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(14)
10	.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(15)
10	.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(16)
10	.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(17)
10	.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)(18)
10	.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement(19)
10.3		MGIC Investment Corporation 1991 Stock Incentive Plan(20)
10	.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended(21)
10.4		Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.(22)
10	.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan(23)
10	.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan(24)
10.5		Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan(25)
10	.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan(26)
10	.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan(27)

Exhibit
Number	Description of Exhibit

10.6	Executive Bonus Arrangement(28)
10.7	Supplemental Executive Retirement Plan(29)
10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors(30)
10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors(31)
10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors(32)
10.11	Form of Key Executive Employment and Severance Agreement(33)
10.12	Form of Agreement Not to Compete(34)
10.15	Amended and Restated Call Option Agreement, dated as of September 13, 2006, by and among the Company, Radian Guaranty, Inc., and Sherman Capital, L.L.C.(35)
11	Statement re: computation of per share earnings(36)
21	Direct and Indirect Subsidiaries and Joint Ventures(37)
23	Consent of Independent Registered Public Accounting Firm(38)
31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002
32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”)(39)

The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: our Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997, 1999, 2001, 2002, 2003, 2004, 2005, 2006 or 2007 (the “1993 10-K,” “1994 10-K,” “1997 10-K,” “1999 10-K,” “2001 10-K,” “2002 10-K,” “2004 10-K,” “2005 10-K,” “2006 10-K,” and “2007 10-K” respectively); to our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2005, June 30, 1994, 1998 or 2007 or September 30, 2004 (the “March 31, 2005 10-Q,” “June 30, 1994 10-Q,” “June 30, 1998 10-Q,” “June 30, 2007 10-Q,” and “September 30, 2004 10-Q,” respectively); to our registration Statement Form 8-A filed July 27, 1999 (the “8-A”), as amended by Amendment No. 1 filed October 29, 2002 (the “8-A/A-No. 1”) and by Amendment No. 2 filed May 14, 2004 (the “8-A/A-No. 2”); to our Current Reports on Form 8-K dated October 17, 2000 (the “October 2000 8-K”), February 1, 2005 (the “February 2005 8-K), January 31, 2006 (the “January 2006 8-K”), September 15, 2006 (the “September 2006 8-K”) December 18, 2006 (the “December 2006 8-K”), September 20, 2007 (the “September 2007 8-K”), and February 14, 2008 (the “February 2008 8-K”); or to our Proxy Statement for our 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

(1)	Exhibit 2.1 to the September 2007 8-K.

(2)	Exhibit 3 to the June 30, 1998 10-Q.

(3)	Exhibit 3 to the December 2006 8-K.

(4)	Exhibit 4.1 to the 8-A.

(5)	Exhibit 4.2 to the 8-A/A-No. 1.

(6)	Exhibit 4.3 to the 8-A/A-No. 1.

(7)	Exhibit 4.4 to the 8-A/A-No. 2.

(8)	Exhibit 4.1 to the October 2000 8-K.

(9)	Exhibit 4.2 to the March 31, 2005 10-Q.

(10)	Exhibit 10.1 to the 2002 10-K.

(11)	Exhibit 10.1.1 to the 2002 10-K.

(12)	Exhibit 10.2 to the 2002 10-K.

(13)	Exhibit 10.2.1 to the 2002 10-K.

(14)	Exhibit 10.2.1 to the 2005 10-K.

(15)	Exhibit 10.2.2 to the 2005 10-K.

(16)	Exhibit 10.2.4 to the 2006 10-K.

(17)	Exhibit 10.2.5 to the 2006 10-K.

(18)	Exhibit 10.2.4 to the 2004 10-K

(19)	Exhibit 10.2.5 to the 2004 10-K.

(20)	Exhibit 10.7 to the 1999 10-K.

(21)	Exhibit B to the 2005 Proxy Statement.

(22)	Exhibit 10.9 to the 1999 10-K.

(23)	Exhibit 10.4.1 to the 2001 10-K.

(24)	Exhibit 10.4.2 to the 2001 10-K.

(25)	Exhibit 10.10 to the 1999 10-K.

(26)	Exhibit 10.5.1 to the 2001 10-K.

(27)	Exhibit 10.5.2 to the 2001 10-K.

(28)	Item 5.02 to the February 2008 8-K.

(29)	Exhibit 10.7 to the June 30, 2007 10-Q.

(30)	Exhibit 10.8 to the June 30, 2007 10-Q.

(31)	Exhibit 10.24 to the 1993 10-K.

(32)	Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

(33)	Exhibit 10.17 to the 1999 10-K.

(34)	Exhibit 10.3 to the February 2005 8-K.

(35)	Exhibit 1.2 to the September 2006 8-K.

(36)	Exhibit 11 to the 2007 10-K.

(37)	Exhibit 21 to the 2007 10-K.

(38)	Exhibit 23 to the 2007 10-K.

(39)	Exhibit 32 to the 2007 10-K.

Supplementary List of the Exhibits which relate to management contracts or compensatory plans or arrangements:

10.1		Form of Stock Option Agreement under 2002 Stock Incentive Plan
10	.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan
10.2		Form of Restricted Stock Agreement under 2002 Stock Incentive Plan
10	.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan
10	.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under
		2002 Stock Incentive Plan
10	.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan
10	.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan
10	.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan
10	.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)
10	.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement
10.3		MGIC Investment Corporation 1991 Stock Incentive Plan
10	.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended
10.4		Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan
10	.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan
10	.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan
10.5		Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan
10	.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan
10	.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan
10.6		Executive Bonus Arrangement
10.7		Supplemental Executive Retirement Plan
10.8		MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors
10.9		MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors
10.10		Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors
10.11		Form of Key Executive Employment and Severance Agreement
10.12		Form of Agreement Not to Compete