Form 10-Q
period 2008-03-31
MGIC INVESTMENT CORP
filed 2008-05-12
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	04/30/08	125,064,064

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 (Unaudited) and December 31, 2007

	March 31,	December 31,
	2008	2007
	(In thousands of dollars)
ASSETS
Investment portfolio (note 6):
Securities, available-for-sale, at market value:
Fixed maturities (amortized cost, 2008-$6,130,717; 2007-$5,791,562)	$6,174,342	$5,893,591
Equity securities (cost, 2008-$2,711; 2007-$2,689)	2,647	2,642

Total investment portfolio	6,176,989	5,896,233

Cash and cash equivalents	1,087,243	288,933
Accrued investment income	80,448	72,829
Reinsurance recoverable on loss reserves	89,235	35,244
Prepaid reinsurance premiums	8,598	8,715
Premiums receivable	102,776	107,333
Home office and equipment, net	33,772	34,603
Deferred insurance policy acquisition costs	10,978	11,168
Investments in joint ventures	168,225	155,430
Income taxes recoverable	694,110	865,665
Other assets	216,023	240,208

Total assets	$8,668,397	$7,716,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$3,017,331	$2,642,479
Premium deficiency reserves	947,060	1,210,841
Unearned premiums	296,067	272,233
Short- and long-term debt (note 2)	798,309	798,250
Convertible debentures (note 3)	355,679	—
Other liabilities	267,228	198,215

Total liabilities	5,681,674	5,122,018

Contingencies (note 4)

Shareholders’ equity (note 9):
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 3/31/08 - 130,118,744 12/31/07 - 123,067,426; shares outstanding, 3/31/08 - 124,949,399 12/31/07 - 81,793,185	130,119	123,067
Paid-in capital	354,985	316,649
Treasury stock (shares at cost, 3/31/08 - 5,169,345 12/31/07 - 41,274,241)	(283,400)	(2,266,364)
Accumulated other comprehensive income, net of tax	39,217	70,675
Retained earnings	2,745,802	4,350,316

Total shareholders’ equity	2,986,723	2,594,343

Total liabilities and shareholders’ equity	$8,668,397	$7,716,361

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands of dollars, except share and per share data)
Revenues:
Premiums written:
Direct	$420,546	$341,838
Assumed	2,763	684
Ceded	(54,855)	(38,488)

Net premiums written	368,454	304,034
Increase in unearned premiums, net	(22,966)	(5,013)

Net premiums earned	345,488	299,021
Investment income, net of expenses	72,482	62,970
Realized investment losses, net	(1,194)	(3,010)
Other revenue	7,099	10,661

Total revenues	423,875	369,642

Losses and expenses:
Losses incurred, net	691,648	181,758
Change in premium deficiency reserves	(263,781)	—
Underwriting and other expenses, net	76,986	75,072
Interest expense	10,914	10,959

Total losses and expenses	515,767	267,789

(Loss) income before tax and joint ventures	(91,892)	101,853
(Credit) provision for income tax	(47,521)	23,543
Income from joint ventures, net of tax	9,977	14,053

Net (loss) income	$(34,394)	$92,363

Earnings per share (note 5):
Basic	$(0.41)	$1.13

Diluted	$(0.41)	$1.12

Weighted average common shares outstanding - diluted (shares in thousands, note 5)	84,127	82,354

Dividends per share	$0.025	$0.25

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Year Ended December 31, 2007 and Three Months Ended March 31, 2008 (unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (note 2)	earnings	(loss) income
			(In thousands of dollars)
Balance, December 31, 2006	$123,029	$310,394	$(2,201,966)	$65,789	$5,998,631

Net loss	—	—	—	—	(1,670,018)	$(1,670,018)
Change in unrealized investment gains and losses, net	—	—	—	(17,767)	—	(17,767)
Dividends declared	—	—	—	—	(63,819)
Common stock shares issued	38	2,205	—	—	—
Repurchase of outstanding common shares	—	—	(75,659)	—	—
Reissuance of treasury stock	—	(14,187)	11,261	—	—
Equity compensation	—	18,237	—	—	—
Defined benefit plan adjustments, net	—	—	—	14,561	—	14,561
Change in the liability for unrecognized tax benefits	—	—	—	—	85,522
Unrealized foreign currency translation adjustment	—	—	—	8,456	—	8,456
Other	—	—	—	(364)	—	(364)

Comprehensive loss	—	—	—	—	—	$(1,665,132)

Balance, December 31, 2007	$123,067	$316,649	$(2,266,364)	$70,675	$4,350,316

Net loss	—	—	—	—	(34,394)	$(34,394)
Change in unrealized investment gains and losses, net	—	—	—	(35,149)	—	(35,149)
Dividends declared	—	—	—	—	(2,048)
Common stock shares issued (note 9)	7,052	68,706	—	—	—
Repurchase of outstanding common shares	—	—	—	—	—
Reissuance of treasury stock (note 9)	—	(36,698)	1,982,964	—	(1,568,072)
Equity compensation	—	6,328	—	—	—
Unrealized foreign currency translation adjustment	—	—	—	3,624	—	3,624
Other	—	—	—	67	—	67

Comprehensive loss	—	—	—	—	—	$(65,852)

Balance, March 31, 2008	$130,119	$354,985	$(283,400)	$39,217	$2,745,802

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands of dollars)
Cash flows from operating activities:
Net (loss) income	$(34,394)	$92,363
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	2,260	2,660
Increase in deferred insurance policy acquisition costs	(2,070)	(1,816)
Depreciation and amortization	4,619	4,708
Increase in accrued investment income	(7,619)	(958)
Increase in reinsurance recoverable on loss reserves	(53,991)	(204)
Decrease in prepaid reinsurance premiums	117	498
Decrease premium receivable	4,557	201
Increase in loss reserves	374,852	15,851
Decrease in premium deficiency reserve	(263,781)	—
Increase in unearned premiums	23,834	4,514
Decrease in income taxes recoverable	171,555	32,074
Equity earnings in joint ventures	(12,785)	(19,338)
Distributions from joint ventures	297	51,512
Realized loss	1,194	3,010
Other	52,231	(6,087)

Net cash provided by operating activities	260,876	178,988

Cash flows from investing activities:
Purchase of fixed maturities	(887,898)	(466,702)
Purchase of equity securities	(22)	(22)
Increase in collateral under securities lending	—	(58,215)
Additional investment in joint ventures	(208)	(210)
Proceeds from sale of fixed maturities	394,889	294,516
Proceeds from maturity of fixed maturities	159,602	142,880
Other	58,422	4,087

Net cash used in investing activities	(275,215)	(83,666)

Cash flows from financing activities:
Dividends paid to shareholders	(2,048)	(20,760)
Repayment of long-term debt	—	(200,000)
Net proceeds from short-term debt	—	25,376
Net proceeds from convertible debentures	353,770	—
Increase in obligations under securities lending	—	58,215
Reissuance of treasury stock	385,169	1,255
Common stock issued	75,758	1,942
Excess tax benefits from share-based payment arrangements	—	(45)

Net cash provided by (used in) financing activities	812,649	(134,017)

Net increase (decrease) in cash and cash equivalents	798,310	(38,695)
Cash and cash equivalents at beginning of period	288,933	293,738

Cash and cash equivalents at end of period	$1,087,243	$255,043

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Note 1 — Basis of presentation and summary of certain significant accounting policies
The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K.
In the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly present our financial position and results of operations for the periods indicated. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.
New Accounting Standards
In March 2008 the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the provisions of this statement and the impact, if any, this statement will have on our disclosures.
In February 2008, the FASB issued Financial Statement of Position FAS 157-2. This statement defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the requirements of this statement and the impact, if any, this statement will have on our financial position and results of operations.
Fair Value Measurements
Effective January 1, 2008, we adopted the fair value measurement provisions of SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. This statement defines fair value, expands disclosure requirements about fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect a company’s market assumptions. Fair value is used on a recurring basis for assets and liabilities in which fair value is the primary basis of accounting (i.e., available-for-sale securities). Additionally, fair value is used on a nonrecurring basis to evaluate assets or liabilities for impairment or for disclosure purposes.
Fair value is defined as the price that would be received in a sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, we use various valuation techniques and assumptions when estimating fair value. In accordance with SFAS No. 157, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:
Level 1 – Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs include certain U.S. Treasury securities and obligations of the U.S. government.
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs include certain municipal and corporate bonds.
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state, corporate and mortgage-backed securities.
Non-financial assets which utilize Level 3 inputs include real estate acquired through claim settlement. Additionally, financial liabilities utilizing Level 3 inputs consist of derivative financial instruments.
The adoption of SFAS No. 157 resulted in no changes to January 1, 2008 retained earnings.
Fair Value Option
In conjunction with the adoption of SFAS No. 157, we have adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement provides companies with an option to report selected financial assets and liabilities at fair value on an instrument-by-instrument basis. After the initial adoption, the election to report a financial asset or liability at fair value is made at the time of acquisition and it generally may not be revoked. The objective of this statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The adoption of SFAS No. 159 resulted in no changes to January 1, 2008 retained earnings as we elected not to apply the fair value option to financial instruments not currently carried at fair value.

Reclassifications
Certain reclassifications have been made in the accompanying financial statements to 2007 amounts to conform to 2008 presentation.
Note 2 — Short- and long-term debt
We have a commercial paper program, which is rated “A-3” by Standard and Poors (“S&P”) and “P-2” by Moody’s. The amount available under this program is $300 million less any amounts drawn under the credit facility discussed below. At March 31, 2008 and December 31, 2007 we had no commercial paper outstanding because, as noted below, in 2007 we made a draw on the entire amount of our revolving credit facility and repaid the amounts then-outstanding under this program.
We have a $300 million, five year revolving credit facility, expiring in March 2010. The credit facility requires us to maintain shareholders’ equity of at least $2.25 billion and Mortgage Guaranty Insurance Corporation (“MGIC”) to maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulations. However the credit facility was amended on March 14, 2008 to modify the shareholders’ equity requirement to require us to maintain a consolidated shareholders’ equity balance of no less than $2.25 billion at any time prior to March 31, 2008 and after July 1, 2008, and no less than $1.85 billion during the period between March 31, 2008 through and including July 1, 2008. The amendment did not modify the other requirements under the terms of the credit facility. At March 31, 2008, these requirements were met. Our shareholders’ equity was $2.99 billion and $2.59 billion at March 31, 2008 and December 31, 2007, respectively. Prior to August 2007, the credit facility had been used as a liquidity back up facility for the outstanding commercial paper. In August 2007, we drew the entire $300 million on the credit facility. These funds, in part, were utilized to repay the outstanding commercial paper, which approximated $177 million at the time of the credit facility draw. We drew the portion of the revolving credit facility equal to the outstanding commercial paper because we believed that funding with a long-term maturity was superior to funding that required frequent renewal on a short-term basis. We drew the remainder of the credit facility to provide us with greater financial flexibility at the holding company level. At March 31, 2008 we continued to have the entire $300 million outstanding under this facility.
At March 31, 2008 and December 31, 2007 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, as well as $300 million outstanding under the credit facility. At March 31, 2008 and December 31, 2007, the fair value of this outstanding debt was $714.0 million and $772.0 million, respectively.
Interest payments on all long-term and short-term debt were $10.2 million and $12.5 million for the three months ended March 31, 2008 and 2007, respectively.

If we fail to maintain any of the requirements under the credit facility discussed above and are not successful in obtaining an agreement from banks holding a majority of the debt outstanding under the facility to change (or waive) the applicable requirement, then banks holding a majority of the debt outstanding under the facility would have the right to declare the entire amount of the outstanding debt due and payable. If the debt under our bank facility were accelerated in this manner, the holders of 25% or more of our publicly traded $200 million 5.625% Senior Notes due in September 2011, and the holders of 25% or more of our publicly traded $300 million 5.375% Senior Notes due in November 2015, each would have the right to accelerate the maturity of that debt. In addition, the Trustee of these two issues of Senior Notes, which is also a lender under our bank credit facility, could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.
Note 3 – Convertible debentures and related derivative
In March 2008 we completed the sale of $365 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. In April 2008, the initial purchasers exercised an option to purchase an additional $25 million aggregate principal amount of these debentures. The debentures were sold in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the debentures will be payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2008. We may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures.
The debentures will rank junior to all of our existing and future senior indebtedness. The net proceeds of the debentures issued in March of approximately $354 million were used to increase the capital of MGIC, our principal insurance subsidiary, in order to enable us to expand the volume of our new business and will also be used for our general corporate purposes. Debt issuance costs will be amortized over the expected life to interest expense.
We may redeem the debentures prior to April 6, 2013, in whole but not in part, only in the event of a specified tax or rating agency event, as defined in the indenture. In any such event, the redemption price will be equal to the greater of (1) 100% of the principal amount of the debentures being redeemed and (2) the applicable make-whole amount, in each case plus any accrued but unpaid interest. On or after April 6, 2013, we may redeem the debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the debentures for at least 20 of the 30 trading days preceding notice of the redemption. We will not be able to redeem the debentures, other than in the event of a specified tax event or rating agency event, during an optional deferral period.
The debentures are convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. The initial conversion price represents a 20%

conversion premium based on the $11.25 per share price to the public in our concurrent common stock offering. (See Note 9.)
In lieu of issuing shares of common stock upon conversion of the debentures occurring after April 6, 2013, we may, at our option, make a cash payment to converting holders equal to the value of all or some of the shares of our common stock otherwise issuable upon conversion.
Our common stock is listed on the New York Stock Exchange, or NYSE. One of the NYSE’s rules limits the number of shares of our common stock that the convertible debentures may be converted into to less than 20% of the number of shares outstanding immediately before the issuance of the convertible debentures. We closed the sale of our common stock before the sale of the convertible debentures, which resulted in approximately 124.9 million shares of our common stock outstanding prior to the debentures being issued. At the initial conversion rate the outstanding debentures at March 31, 2008 are convertible into approximately 21.6% of our common stock outstanding, 2.1 million shares above the NYSE limit (giving effect to the sale of additional debentures in April 2008, 23.1% and 3.9 million shares). At a special shareholders’ meeting we expect to hold in June 2008, we will ask our shareholders to approve the issuance of shares of our common stock sufficient to convert all of the convertible debentures.
At issuance approximately $27.8 million in face value of the convertible debentures issued in March can not be settled in our common shares without prior shareholder approval and thus requires bifurcation of any embedded derivative related to those convertible debentures. The derivative value of $9.3 million is included within Other Liabilities on the Consolidated Balance Sheet. The fair value of the derivative was determined using the Black-Scholes model. The amount of the derivative will be treated as a discount on issuance of the convertible debentures and be amortized over the expected life to interest expense.
The fair value of the convertible debentures issued in March and related derivative was approximately $357.9 million at March 31, 2008.
Note 4 — Litigation and contingencies
We are involved in litigation in the ordinary course of business. In our opinion, the ultimate resolution of this pending litigation will not have a material adverse effect on our financial position or results of operations.
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
In June 2005, in response to a letter from the New York Insurance Department (the “NYID”), we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the NYID requested that we review our premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, we advised the NYID that we believe our premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MDC”), which regulates insurance, we provided the MDC with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MDC, and on March 6, 2008 that Department sought additional information as well as answers to interrogatories regarding captive mortgage reinsurance. We understand from conversations with the MDC that the Department of Housing and Urban Development, commonly referred to as HUD, will also be seeking information about captive mortgage reinsurance. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.
The anti-referral fee provisions of RESPA provide that HUD and the insurance commissioner or attorney general of any state may bring an action to enjoin violations of these provisions of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.
In October 2007, the Division of Enforcement of the SEC requested that we voluntarily furnish documents and information primarily relating to Credit-Based Asset Servicing and Securitization LLC, C-BASS, the now-terminated merger with Radian and the subprime mortgage assets “in the Company’s various lines of business.” We are in the process of providing responsive documents and information to the SEC.
We understand that two law firms have recently issued press releases to the effect that they are investigating whether the fiduciaries of our 401(k) plan breached their fiduciary duties regarding the plan’s investment in or holding of our common stock. With limited exceptions, our bylaws provide that the plan fiduciaries are entitled to indemnification from us for claims against them. We intend to defend vigorously any proceeding that may result from these investigations.
On June 1, 2007, as a result of an examination by the Internal Revenue Service (“IRS”) for taxable years 2000 through 2004, we received a Revenue Agent Report (“RAR”). The adjustments reported on the RAR substantially increase taxable income for those tax years and resulted in the issuance of an assessment for unpaid taxes totaling $189.5 million in taxes and accuracy-related penalties, plus applicable interest. We have agreed with the IRS on certain issues and paid $10.5 million in additional taxes and interest. The remaining open issue relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process may take some time and a final resolution may not be reached until a date many months or years into the future. On July 2, 2007, we made a payment of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. Although the resolution of this issue is uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolution of this matter differs materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the three months ended March 31, 2008 and 2007.
Note 5 — Earnings per share
Our basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is based on the weighted average number of common shares outstanding. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include stock awards, stock options and the dilutive effect of our convertible debentures. In accordance with SFAS 128, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. For the three months ended March 31, 2008 and 2007, our net (loss) income is the same for both basic and diluted EPS. The following is a reconciliation of the weighted average number of shares; however for the three months ended March 31, 2008 the basic weighted-average shares was used in the calculation of both the basic and diluted EPS due to a net loss from continuing operations.

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Weighted-average shares — Basic	84,127	81,890
Common stock equivalents	—	464

Weighted-average shares — Diluted	84,127	82,354

Note 6 – Fair value measurements
As discussed in Note 1, we adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008. Both standards address aspects of the expanding application of fair-value accounting. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition. For the period ended March 31, 2008, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.
In accordance with SFAS No. 157, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:
Level 1 – Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs include certain U.S. Treasury securities and obligations of the U.S. government.
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs include certain municipal and corporate bonds.
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state, corporate and mortgage-backed securities. Non-financial assets utilizing Level 3 inputs include real estate acquired through claim settlement. Additionally, financial liabilities utilizing Level 3 inputs consist of derivative financial instruments.
We use a pricing service to determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy. These services utilize a variety of inputs to determine fair value including actual trade data, benchmark yield data, broker/dealer quotes, issuer spread data and other reference information. This information is evaluated using a multidimensional pricing model. This model combines all inputs to arrive at the fair value assigned to each security. We review the prices generated by this model for reasonableness and, in some cases, further analyze and research prices generated to ensure their accuracy. Securities whose fair value is primarily based on the use of our multidimensional pricing model are classified in Level 2 and include certain municipal and corporate bonds.

Assets and liabilities classified as Level 3 are as follows:

•	Securities available for sale that are not readily marketable and are valued using a combination of broker quotations and/or internally developed models based on the present value of expected cash flows utilizing data provided by the trustees.

•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience.

•	As discussed in Note 3 the derivative related to the outstanding debentures is valued using the Black-Scholes model. Remaining derivatives are valued internally, based on the present value of expected cash flows utilizing data provided by the trustees.

Fair value measurements for items measured at fair value included the following as of March 31, 2008 (in thousands):

		Quoted Prices in		Significant
	Fair	Active Markets for	Significant Other	Unobservable
	Value	Identical Assets	Observable Inputs	Inputs
	Measurements	(Level 1)	(Level 2)	(Level 3)

Assets
Securities available-for-sale	$6,176,989	$324,363	$5,820,113	$32,513
Real estate acquired (1)	110,698	—	—	110,698

Liabilities
Other liabilities (derivatives)	$20,547	$—	$—	$20,547

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.
For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the period ending March 31, 2008 is as follows (in thousands):

	Securities
	Available-	Real Estate	Other
	for-Sale	Acquired	Liabilities

Balance at January 1, 2008	$37,195	$145,198	$(12,132)
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(2,715)	—	—
Included in earnings and reported as other revenue	—	—	(3,473)
Included in earnings and reported as losses incurred, net	—	(5,587)	—
Included in other comprehensive income	(1,939)	—	—
Purchases, issuances and settlements	(28)	(28,913)	(4,942)
Transfers in/and or out of Level 3	—	—	—

Balance at March 31, 2008	$32,513	$110,698	$(20,547)

Amount of total gains (losses) included in earnings for the period attributable to the change in unrealized gains (losses) on assets still held at March 31, 2008	$(2,715)	$(6,588)	$(3,473)

Note 7 — Comprehensive income
Our total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands of dollars)
Net (loss) income	$(34,394)	$92,363
Other comprehensive loss	(31,458)	(4,668)

Total comprehensive (loss) income	$(65,852)	$87,695

Other comprehensive (loss) income (net of tax):
Change in unrealized gains and losses on investments	$(35,149)	$(5,914)
Other	3,691	1,246

Other comprehensive loss	$(31,458)	$(4,668)

At March 31, 2008, accumulated other comprehensive income of $39.2 million included $30.7 million of net unrealized gains on investments, $12.1 million relating to a foreign currency translation adjustment, ($3.2) million relating to defined benefit plans and ($0.4) million relating to the accumulated other comprehensive loss of the Company’s joint venture investments, all net of tax. At December 31, 2007, accumulated other comprehensive income of $70.7 million included $65.9 million of net unrealized gains on investments, ($3.2) million relating to defined benefit plans, $8.5 million relating to foreign currency translation adjustment and ($0.5) million relating to the accumulated other comprehensive loss of the Company’s joint venture investments.
Note 8 — Benefit Plans
The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended
	March 31,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2008	2007	2008	2007
	(In thousands of dollars)
Service cost	$2,036	$2,504	$888	$890
Interest cost	3,332	3,016	1,179	1,112
Expected return on plan assets	(4,805)	(4,370)	(941)	(804)
Recognized net actuarial loss	114	63	—	26
Amortization of transition obligation	—	—	71	71
Amortization of prior service cost	171	141	—	—

Net periodic benefit cost	$848	$1,354	$1,197	$1,295

We previously disclosed in its financial statements for the year ended December 31, 2007 that we expected to contribute approximately $9.3 million and $3.0 million, respectively, to our pension and postretirement plans in 2008. As of March 31, 2008, none of these contributions have been made, but we expect to make these contributions in 2008.
Note 9 – Shareholders’ equity
In March 2008 we completed the public offering and sale of 42,933,333 shares of our common stock at a price of $11.25 per share. We received net proceeds of approximately $461 million, after deducting underwriting discount and estimated offering expenses. The number of shares and proceeds reflect the exercise in full of the underwriters’ option to purchase additional shares of common stock. Of the 42.9 million shares of common stock sold, 7.1 million were newly issued shares and 35.8 million were common shares issued out of treasury. The cost of the treasury shares issued exceeded the proceeds from the sale by approximately $1.6 billion, which resulted in a deficiency. The deficiency was charged to paid in capital related to previous treasury share transactions, and the remainder was charged to retained earnings.
The net proceeds of the offering were used to increase the capital of MGIC, our principal insurance subsidiary, in order to enable us to expand the volume of our new business and will also be used for our general corporate purposes.

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
     As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. We refer to this Discussion as the “10-K MD&A.” The discussion of our business in this document generally does not apply to our international operations which began in 2007, are conducted only in Australia and are immaterial. The results of our operations in Australia are included in the consolidated results disclosed.
General Business Environment
     Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for our discussion of the general business environment. There have been no material changes to that discussion.
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
     Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies,” in the 10-K MD&A, except in the case of premium deficiency reserves, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:
•	The state of the economy and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of delinquencies has historically followed a seasonal pattern, with a reduction in delinquencies in the first part of the year, followed by an increase in the latter part of the year. However, although this pattern has continued, the default inventory has increased each quarter since the second quarter of 2007 because the seasonal pattern has been more than offset by the development of the 2006 and 2007 books of business.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured. Higher average loan amounts tend to increase losses incurred.

•	The percentage of coverage on insured loans. Deeper average coverage tends to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages.

•	The distribution of claims over the life of a book. Historically, the first two years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy and other factors can affect this pattern.
•	Changes in premium deficiency reserves
     Each quarter, we recalculate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors. First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results.
•	Underwriting and other expenses
     The majority of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.”
•	Income (loss) from joint ventures
     Our results of operations are also affected by the results of our joint ventures, which are accounted for under the equity method. Historically, joint venture income principally consisted of the aggregate results of our investment in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC, C-BASS, and Sherman Financial Group LLC. In 2007, joint venture losses included an impairment charge equal to our entire equity interest in C-BASS, as well as equity losses incurred by C-BASS in the fourth quarter that reduced the carrying value of our $50 million note from C-BASS to zero. As a result, beginning in the first quarter of 2008, our joint venture income principally consists of income from Sherman.
     We are currently negotiating a transaction with Sherman under which Sherman could acquire our entire interest in Sherman. There can be no assurances that we will enter into a definitive agreement on this sale of interest to Sherman or if we do that the transaction will close.
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
Mortgage Insurance Earnings and Cash Flow Cycle
     In our industry, a “book” is the group of loans that a mortgage insurer insures in a particular calendar year. In general, the majority of any underwriting profit (premium revenue minus losses) that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as persistency decreases (primarily due to loan prepayments), and losses increase.
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
     2008 First Quarter Results
     Our results of operations in the first quarter of 2008 were principally affected by:
•	Premiums written and earned
     Premiums written and earned during the first quarter of 2008 increased compared to the same period in 2007. The average insurance in force was higher in 2008 than in 2007, but the effect of the higher in force has been somewhat offset by lower average premium yields due to a higher proportion of insurance in force that was written through the flow channel in 2008, compared to 2007.
•	Investment income
     Investment income in the first quarter of 2008 was higher when compared to the same period in 2007 due to an increase in the average amortized cost of invested assets, offset by a decrease in the pre-tax yield.
•	Losses incurred
     Losses incurred for the first quarter of 2008 significantly increased compared to the same period in 2007 primarily due to increases in the default inventory and estimates regarding how many delinquencies will result in a claim, or claim rate, and how much will be paid on claims, or severity, when each of these items is compared to the same period in 2007. The default inventory increased by approximately 6,500 delinquencies in the first quarter of 2008, compared to a decrease of approximately 2,500 in the first quarter of 2007. The increase in estimated severity was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties due to slowing home price appreciation or home price declines in some areas. The increase in the estimated claim rate was due to recent increases in the claim rates across the country. Certain markets such as California, Florida, Nevada and Arizona have experienced more significant increases in claim rates.
•	Premium deficiency
     During the first quarter of 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $264 million from $1,211 million, as of December 31, 2007, to $947 million as of March 31, 2008. The $947 million premium deficiency reserve as of March 31, 2008 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
•	Underwriting and other expenses
     Underwriting and other expenses for the first quarter of 2008 increased when compared to the same period in 2007. Underwriting and other expenses for the first quarter of 2008 included $3.3 million of one-time consulting fees associated with the common stock offering and private placement of the junior subordinated convertible debentures.
•	Income from joint ventures
     Income from joint ventures decreased in the first quarter of 2008 compared to the same period in 2007. This decrease was primarily due to a decrease in equity earnings from Sherman, resulting from lower earnings from Sherman and a decrease in our ownership percentage from approximately 41% during the first quarter of 2007 to approximately 24% during the first quarter of 2008.

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
New insurance written
     The amount of our primary new insurance written during the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007
	($ billions)
NIW — Flow Channel	$18.1	$10.4
NIW — Bulk Channel	1.0	2.3

Total Primary NIW	$19.1	$12.7

Refinance volume as a % of primary flow NIW	35%	27%
     The increase in new insurance written on a flow basis in the first quarter of 2008, compared to the same period in 2007, was primarily due to decreased interest in alternatives to mortgage insurance, which we believe was affected by slowing property appreciation and, in some markets, declines in property values, along with changes in interest rates. For a discussion of new insurance written through the bulk channel, see “Bulk transactions” below.
     Despite the increased volume of new insurance written in the first quarter, we anticipate our flow new insurance written for the full year 2008 to be significantly below the level written in 2007, due to changes in our underwriting guidelines discussed below. Our level of new insurance written could also be affected by other items, as noted in our Risk Factors, which are an integral part of this Management’s Discussion and Analysis.
     As we have disclosed for some time in our Risk Factors the percentage of our volume written on a flow basis that includes segments we view as having a higher probability of claim continued to increase through 2007. In particular, the percentage of our flow new insurance written with loan-to-value ratios greater than 95% grew to 42% in 2007, compared to 34% in 2006. For the first quarter of 2008 the percentage of our flow new insurance written with loan-to-value ratios greater than 95% declined to 30%, compared to 40% for the same period a year ago.
     We have implemented a series of changes to our underwriting guidelines that are designed to improve the credit risk profile of our new insurance written. The changes will primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk. We have also implemented premium rate increases. Several of these underwriting changes went into effect for loans submitted to us beginning on January 14, 2008, the remainder, along with the premium rate changes, were effective for loans submitted to us beginning on March 3, 2008.
Cancellations and insurance in force
     New insurance written and cancellations of primary insurance in force during the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
	2008	2007
	($ billions)
NIW	$19.1	$12.7
Cancellations	(9.4)	(10.9)

Change in primary insurance in force	$9.7	$1.8

Direct primary insurance in force as of March 31,	$221.4	$178.3

     As shown in the table above, in the first quarter of 2008, insurance in force increased $9.7 billion. This was the eighth consecutive quarter of growth, which was preceded by a period of 13 consecutive quarters, during 2003 through the first quarter of 2006, in which our insurance in force declined.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Our persistency rate (percentage of insurance remaining in force from one year prior) was 77.5% at March 31, 2008, an increase from 76.4% at December 31, 2007 and 70.3% at March 31, 2007. These persistency rate improvements reflect the more restrictive credit policies of lenders, as well as the declining rate of home price appreciation in some markets and declines in housing values in other markets.

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
     New insurance written for bulk transactions was $1.0 billion in the first quarter of 2008 compared to $2.3 billion in the same period in 2007. The decrease in bulk writings was primarily due to our decision in the fourth quarter of 2007 to stop insuring Wall Street bulk transactions. The majority of the bulk business in the first quarter of 2008 was lender paid transactions that included high quality prime loans and the remainder was bulk business with the GSEs, which also included prime loans. We expect new insurance written for bulk transactions in 2008 and forward to be significantly lower than the $16.0 billion average volume written through the bulk channel during the last three years. Wall Street bulk transactions represented approximately 41%, 66% and 89% of our new insurance written for bulk transactions during 2007, 2006 and 2005, respectively, and at March 31, 2008 included approximately 137,000 loans with insurance in force of approximately $23.3 billion and risk in force of approximately $6.9 billion, which is approximately 71% of our bulk risk in force.
Pool insurance
     In addition to providing primary insurance coverage, we also insure pools of mortgage loans. New pool risk written during the three months ended March 31, 2008 and 2007 was $57 million and $39 million, respectively. Our direct pool risk in force was $2.7 billion, $2.8 billion and $3.0 billion at March 31, 2008, December 31, 2007 and March 31, 2007, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at March 31, 2008, December 31, 2007 and March 31, 2007, for $4.0 billion, $4.1 billion and $4.4 billion, respectively, of risk without these limits, risk in force is calculated at $475 million, $475 million and $473 million, respectively.
Net premiums written and earned
     Net premiums written and earned during the first quarter of 2008 increased compared to the same period in 2007. The average insurance in force continued to increase, but was partially offset by lower average premium yields due to a higher proportion of insurance in force that was written through the flow channel compared to

2007. We expect our average insurance in force to continue to be higher in 2008, compared to 2007, with our insurance in force balance to begin to stabilize through the remainder of 2008. We believe the anticipated decrease in the total mortgage origination market will be partially offset by our expectation that private mortgage insurance will be used on a greater percentage of mortgage originations, although mortgage insurance penetration could be negatively impacted by usage of FHA insurance programs.
     Despite our premium rate increases, we expect our premium yields to continue to be lower in 2008, compared to 2007, due to the fact that we are no longer insuring Wall Street Bulk transactions and, as a result of our underwriting changes, we will be insuring fewer loans with loan-to-value ratios greater than 95%, loans classified as A-minus and reduced documentation loans, which carry higher premium rates.
Risk sharing arrangements
     For the three months ended December 31, 2007, approximately 47.6% of our flow new insurance written was subject to arrangements with captives or risk sharing arrangements with the GSEs compared to 47.7% for the year ended December 31, 2007 and 45.6% for the three months ended March 31, 2007. The percentage of new insurance written covered by these arrangements is shown only for the periods ended December 31, 2007 because this percentage normally increases after the end of a quarter. Such increases can be caused by, among other things, the transfer of a loan in the secondary market, which can result in a mortgage insured during a quarter becoming part of a risk sharing arrangement in a subsequent quarter. New insurance written through the bulk channel is not subject to risk sharing arrangements. Premiums ceded in these arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
     On February 14, 2008 Freddie Mac announced that effective on and after June 1, 2008, Freddie Mac-approved private mortgage insurers, including MGIC, may not cede new risk if the gross risk or gross premium ceded to captive reinsurers is greater than 25%. Freddie Mac stated that it made this change to allow mortgage insurers to retain more insurance premiums to pay current claims and rebuild their capital bases. Fannie Mae informed us on February 26, 2008 that it was making similar changes to its requirements. We have continued discussions with our customers whose captive arrangements would be affected by these new requirements.
     A number of lenders have recently either terminated their captive arrangements with us or placed them into run-off. Together, they represented 14.6% of our flow new insurance written that was subject to captive arrangements in 2007.
     See discussion under “-Losses” regarding losses assumed by captives.
Investment income
     Investment income for the first quarter of 2008 increased when compared to the same period in 2007 due to an increase in the average amortized cost of invested assets, offset by a decrease in the average investment yield. The portfolio’s average pre-tax investment yield was 4.28% at March 31, 2008 and 4.54% at March 31, 2007.

The portfolio’s average after-tax investment yield was 3.77% at March 31, 2008 and 4.06% at March 31, 2007.
Other revenue
     Other revenue for the first quarter of 2008 decreased when compared to the same period in 2007. The decrease in other revenue was primarily the result of other non-insurance operations.
Losses
     As discussed in “––Critical Accounting Policies” in the 10-K MD&A, and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due. Loss reserves are established by our estimate of the number of loans in our inventory of delinquent loans that will not cure their delinquency and thus result in a claim, which is referred to as the claim rate (historically, a substantial majority of delinquent loans have eventually cured, see discussion below regarding the current increase in the rate at which delinquent loans go to claim), and further estimating the amount that we will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be.
Losses incurred
     Losses incurred for the first quarter of 2008 significantly increased compared to the same period in 2007 primarily due to increases in the default inventory and estimates regarding how many delinquencies will result in a claim, or claim rate, and how much will be paid on claims, or severity, when each of these items is compared to the same period in 2007. The default inventory increased by approximately 6,500 delinquencies in the first quarter of 2008, compared to a decrease of approximately 2,500 in the first quarter of 2007.
     Our loss estimates are established based upon historical experience. The increase in estimated severity in the first quarter of 2008 was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties in some geographical areas due to slowing home price appreciation or declines in home values. We continue to experience increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 6,900 as of December 31, 2007 to 8,500 as of March 31, 2008. Our Florida delinquencies increased from 12,500 as of December 31, 2007 to 15,600 as of March 31, 2008. The average claim paid on

California loans was more than twice as high as the average claim paid for the remainder of the country. The increase in the estimated claim rate is due to increases in the claim rates across the country. Certain markets such as California, Florida, Nevada and Arizona have experienced more significant increases in claim rates.
     We believe that these trends will continue throughout 2008, resulting in a higher level of incurred losses in 2008, compared to 2007.
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
     Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited in the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account The total fair value of the trust fund assets under these agreements at March 31, 2008 exceeded $680 million.
     In the first quarter of 2008 the captive arrangements reduced our losses incurred by approximately $58 million. We anticipate that the reduction in losses incurred will continue at this level or higher in the second quarter of 2008.
     Information about the composition of the primary insurance default inventory at March 31, 2008, December 31, 2007 and March 31, 2007 appears in the table below.

	March 31,	December 31,	March 31,
	2008	2007	2007
Total loans delinquent (1)	113,589	107,120	76,122
Percentage of loans delinquent (default rate)	7.68%	7.45%	5.92%

Prime loans delinquent (2)	52,571	49,333	35,436
Percentage of prime loans delinquent (default rate)	4.44%	4.33%	3.56%

A-minus loans delinquent (2)	22,748	22,863	17,047
Percentage of A-minus loans delinquent (default rate)	19.22%	19.20%	15.77%

Subprime credit loans delinquent (2)	12,267	12,915	11,246
Percentage of subprime credit loans delinquent (default rate)	34.33%	34.08%	25.86%

Reduced documentation loans delinquent	26,003	22,009	12,393
Percentage of reduced doc loans delinquent (default rate)	18.54%	15.48%	8.92%

(1)	At March 31, 2008 and December 31, 2007, 40,200 and 39,704 loans in default, respectively, related to Wall Street bulk transactions.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.
     In April 2008 a large servicer changed their methodology for reporting delinquencies to us and the industry for loans greater than 12 months old. Under the new methodology this servicer is now reporting delinquencies to us sooner than they had historically and is now reporting consistent with substantially all other servicers. As a result of this change the servicer reported approximately 3,500 more delinquencies and 380 fewer cures to us in April; the net increase represents approximately 19% of all delinquent loans they reported to us and 3% of total delinquencies reported to us from all servicers. Because our reserves for estimated losses include loans that are delinquent but not yet reported to us by servicers within our incurred but not reported, or IBNR reserves, this change by the servicer does not have any effect on our overall loss reserves.
     The pool notice inventory increased from 25,224 at December 31, 2007 to 25,638 at March 31, 2008; the pool notice inventory was 20,665 at March 31, 2007.
     The average primary claim paid for the first quarter of 2008 was $51,193 compared to $30,841 for the same period in 2007. We expect the average primary claim paid to continue to increase in 2008 and beyond. We expect these increases will be driven by our higher average insured loan sizes as well as decreases in our ability to mitigate losses through the sale of properties in some geographical regions, as certain housing markets, like California and Florida, become less favorable.
     The average claim paid for the top 5 states (based on 2008 losses paid) for the three months ended March 31, 2008 and 2007 appears in the table below.

Average claim paid for the top 5 states ($ thousands)

	Three months ended
	March 31,
	2008	2007
California	$115,917	$61,326
Florida	70,398	31,373
Michigan	37,158	33,171
Ohio	34,521	30,828
Minnesota	60,542	48,269
Other states	42,464	28,974

All states	$51,193	$30,841
     The average loan size of our insurance in force at March 31, 2008, December 31, 2007 and March 31, 2007 appears in the table below.

	March 31,	December 31,	March 31,
Average loan size	2008	2007	2007
Total insurance in force	$149,794	$147,308	$138,736
Prime (FICO 620 & >)	145,050	141,690	131,070
A-Minus (FICO 575-619)	133,890	133,460	129,720
Subprime (FICO < 575)	123,570	124,530	126,290
Reduced doc (All FICOs)	209,540	209,990	204,580
     The average loan size of our insurance in force at March 31, 2008, December 31, 2007 and March 31, 2007 for the top 5 states (based on 2008 losses paid) appears in the table below.

	March 31,	December 31,	March 31,
Average loan size	2008	2007	2007
California	$293,421	$291,578	$278,618
Florida	179,574	178,063	166,984
Michigan	120,025	119,428	117,372
Ohio	114,149	113,276	110,546
Minnesota	158,133	156,954	151,592
All other states	144,618	142,076	132,959

     Information about net losses paid during the three months ended March 31, 2008 and 2007 appears in the table below.

	Three months ended
	March 31,
Net paid claims ($ millions)	2008	2007
Prime (FICO 620 & >)	$137	$67
A-Minus (FICO 575-619)	68	34
Subprime (FICO < 575)	39	19
Reduced doc (All FICOs)	107	26
Other	20	20

	$371	$166

     Primary losses paid for the top 15 states (based on 2008 losses paid) and all other states for the three months ended March 31, 2008 and 2007 appear in the table below.

	Three months ended
	March 31,
Paid claims by state ($ millions)	2008	2007
California	$82.0	$3.9
Florida	30.0	2.0
Michigan	28.9	21.0
Ohio	18.3	18.6
Minnesota	14.5	7.2
Texas	14.4	14.2
Georgia	14.2	8.3
Arizona	12.7	0.1
Illinois	12.6	6.5
Colorado	10.5	7.2
Nevada	10.4	1.0
Massachusetts	8.8	2.5
Indiana	7.6	8.0
Virginia	6.6	1.2
New York	6.4	2.4
Other states	73.1	41.9

	351.0	146.0
Other (Pool, LAE, other)	20.0	20.0

	$371.0	$166.0

     The default inventory in those same states at March 31, 2008, December 31, 2007 and March 31, 2007 appears in the table below.

Default inventory by state
	March 31,	December 31,	March 31,
	2008	2007	2007
California	8,479	6,925	3,447
Florida	15,626	12,548	5,000
Michigan	7,166	7,304	6,220
Ohio	6,701	6,901	6,022
Minnesota	2,605	2,478	1,834
Texas	6,789	7,103	5,847
Georgia	4,726	4,623	3,281
Arizona	2,796	2,170	907
Illinois	5,597	5,435	3,889
Colorado	1,632	1,534	1,328
Nevada	1,762	1,338	599
Massachusetts	1,730	1,596	1,124
Indiana	3,711	3,763	3,125
Virginia	2,025	1,760	1,021
New York	3,206	3,155	2,451
Other states	39,038	38,487	30,027

	113,589	107,120	76,122

     We anticipate that net paid claims for the full year 2008 will approximate $1.8 billion to $2.0 billion.
     As of March 31, 2008, 74% of our primary insurance in force was written subsequent to December 31, 2004. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.
Premium deficiency
     During the first quarter of 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $264 million from $1,211 million, as of December 31, 2007, to $947 million as of March 31, 2008. The $947 million premium deficiency reserve as of March 31, 2008 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. Within the premium deficiency calculation, our expected present value of expected future paid losses and expenses was $3,397 million, offset by the present value of expected future premium of $874 million and already established loss reserves of $1,576 million. The premium deficiency reserves as of December 31, 2007 reflected expected present value of expected future paid losses and expenses of $3,561 million, offset by the present value of expected future premium of $901 million and already established loss reserves of $1,449 million. As of March 31, 2008 there was no premium deficiency related to the remainder of our in force business.
     The change in premium deficiency reserve from December 31, 2007 to March 31, 2008 appears in the table below.
($ millions)

			Increase
	At December 31,	At March 31,	(decrease)
	2007	2008	in deficiency
Present value of expected future premium	$901	$874	$27

Present value of expected future paid losses and expenses	(3,561)	(3,397)	(164)

Net present value of future cash flows	(2,660)	(2,523)	(137)

Established loss and lae reserves	1,449	1,576	(127)

Net deficiency	$(1,211)	$(947)	$(264)

     Each quarter, we recalculate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors. First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results. During the first quarter of 2008 there were no significant changes to the assumptions used in calculating the premium deficiency reserve, when compared to December 31, 2007.
     The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings.

Underwriting and other expenses
     Underwriting and other expenses for the first quarter of 2008 increased when compared to the same period in 2007. Underwriting and other expenses for the first quarter of 2008 included $3.3 million of one-time consulting fees associated with the common stock offering and private placement of the junior subordinated convertible debentures.
Ratios
     The table below presents our loss, expense and combined ratios for our combined insurance operations for the three months ended March 31, 2008 and 2007.

	Three months ended
	March 31,
Combined Insurance Operations:	2008	2007
Loss ratio	200.2%	60.8%
Expense ratio	16.0%	17.8%

Combined ratio	216.2%	78.6%

     The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio in the first quarter of 2008, compared to the same period in 2007, is due to an increase in losses incurred, partially offset by an increase in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in the first quarter of 2008, compared to the same period in 2007, is due to an increase in premiums written, partially offset by the increase in underwriting and other expenses. The combined ratio is the sum of the loss ratio and the expense ratio.
Income taxes
     The effective tax rate on our pre-tax loss was 51.7% in the first quarter of 2008, compared to an effective tax rate on our pre-tax income of 23.1% in the first quarter of 2007. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. The difference in the rate was primarily the result of a pre-tax loss during the first quarter of 2008, compared to pre-tax income during the first quarter of 2007.
Joint ventures
     Our equity in the earnings from Sherman and C-BASS and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. Income from joint ventures decreased in the first quarter of 2008 compared to the same period in 2007. This decrease was primarily due to a decrease in equity earnings from Sherman, resulting from lower earnings from Sherman and a decrease in our ownership percentage from approximately 41% during the first quarter of 2007 to approximately 24% during the first quarter of 2008.
C-BASS
     Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As noted in the section titled “C-BASS Impairment” in our 10-K MD&A, in the third quarter of 2007, we concluded that our total equity interest in C-BASS was impaired. In addition, during the fourth quarter of 2007 due to additional losses incurred by C-BASS, we reduced the carrying value of our $50 million note from C-BASS to zero under equity method accounting.
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

Sherman Summary Income Statement:

	Three months ended March 31,
	2008	2007
	($ millions)
Revenues from receivable portfolios	$289.8	$267.1
Portfolio amortization	123.3	122.1

Revenues, net of amortization	166.5	145.0

Credit card interest income and fees	217.5	132.5
Other revenue	17.9	7.8

Total revenues	401.9	285.3

Total expenses	336.3	203.1

Income before tax	$65.6	$82.2

Company’s income from Sherman	$13.8	$27.7

     In the first quarter of 2008, compared to the same period in 2007, Sherman experienced increased collection revenues from portfolios owned and continued growth in the banking segment. These increases were offset by higher loan loss provisions, interest expense and operating expenses related to growth in the banking segment.
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
     The “Company’s income from Sherman” line item in the table above includes $1.7 million and $5.4 million of additional amortization expense the first three months of 2008 and 2007, respectively, above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value. As noted above, after the sale of equity interest in September 2007 we now own approximately 24.25% interest in Sherman, which is the lowest interest held since the original investment.
     We are currently negotiating a transaction with Sherman under which Sherman could acquire our entire interest in Sherman. There can be no assurances that we will enter into a definitive agreement on this sale of interest to Sherman or if we do that the transaction will close.

Financial Condition
     As of March 31, 2008, 74% of our investment portfolio was invested in tax-preferenced securities. In addition, at March 31, 2008, based on book value, approximately 96% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. Approximately 29% of our investment portfolio is covered by the financial guaranty industry. We evaluate the credit risk of securities through analysis of the underlying fundamentals of each issuer. A breakdown of the portion of our investment portfolio covered by the financial guaranty industry by credit rating, including the rating without the guarantee is shown below.

	($ millions)

	Guarantor Rating
Underlying Rating	AAA	A-	BBB-	All

AAA	$52	$—	$2	$54
AA	656	2	240	898
A	567	15	133	715
BBB	62	—	38	100

	$1,337	$17	$413	$1,767
     If all of the companies in the financial guaranty industry lose their ‘AAA’ ratings, the percentage of our fixed income portfolio rated ‘A’ or better will decline by 2% to 94% ‘A’ or better. No individual guarantor is responsible for the guarantee of more than 10% of our portfolio.
     At March 31, 2008, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of our credit exposure to any one issue, issuer and type of instrument. At March 31, 2008, the modified duration of our fixed income investment portfolio was 4.4 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.4% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
     At March 31, 2008, our total assets included $1.1 billion of cash and cash equivalents as shown on our consolidated balance sheet. In addition, included in “Other assets” on our consolidated balance sheet at March 31, 2008 is $111 million in real estate acquired as part of the claim settlement process. The properties, which are held for sale, are carried at fair value. Also included in “Other assets” is $64 million representing the overfunded status of our pension plan.
     At March 31, 2008 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, as well as $300 million outstanding under a credit facility, with a total market value of $714.0 million. The

$300 million outstanding under the credit facility is scheduled to mature in March 2010. This credit facility is discussed under “Liquidity and Capital Resources” below.
     At March 31, 2008, we also had $365 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. This amount reflects the partial exercise by the initial purchasers of their option to purchase additional debentures. In April 2008, the initial purchasers exercised the remainder of their option and purchased an additional $25 million aggregate principal amount of debentures. Within the $365 million principal amount is a derivative with a value of $9.3 million, which is included within Other Liabilities on the Consolidated Balance Sheet. The fair value of the convertible debentures and related derivative was approximately $357.9 million at March 31, 2008.
     The total amount of unrecognized tax benefits as of March 31, 2008 is $86.6 million. Included in that total are $75.2 million in benefits that would affect the effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $20.6 million for the payment of interest as of March 31, 2008.
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
     On June 1, 2007, as a result of an examination by the Internal Revenue Service (“IRS”) for taxable years 2000 through 2004, we received a Revenue Agent Report (“RAR”). The adjustments reported on the RAR substantially increase taxable income for those tax years and resulted in the issuance of an assessment for unpaid taxes totaling $189.5 million in taxes and accuracy-related penalties, plus applicable interest. We have agreed with the IRS on certain issues and paid $10.5 million in additional taxes and interest. The remaining open issue relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process may take some time and a final resolution may not be reached until a date many months or years into the future. On July 2, 2007, we made a payment of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. Although the resolution of this issue is uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolution of this matter differs materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2008, MGIC’s direct (before any reinsurance)

primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $64.2 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through March 31, 2008, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until 2007 may have mitigated the effect of some of these costs, the claims for which may lag deterioration in the economic environment for residential real estate. There can be no assurance that contract underwriting remedies will not be material in the future.
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
Sherman Summary Balance Sheet:

	March 31,	December 31,
	2008	2007
	($ millions)
Total Assets	$2,383	$2,242

Debt	$1,669	$1,611

Total Liabilities	$1,898	$1,821

Members’ Equity	$485	$421
     Our investment in Sherman on an equity basis at March 31, 2008 was $129.2 million. We received $51.5 million of distributions from Sherman during 2007 and $103.7 million of distributions from Sherman in 2006.

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
     To increase our capital position, in the first quarter of 2008, we raised proceeds of approximately $815 million through the sale of our common stock and junior convertible debentures. We also raised an additional approximately $25 million in April 2008 through the sale of additional debentures.
     We have a commercial paper program, which is rated “A-3” by Standard & Poor’s and “P-2” by Moody’s. The amount available under this program is $300 million less any amounts drawn under the credit facility discussed below. At March 31, 2008 we had no commercial paper outstanding because, as noted below, in 2007 we drew the entire amount of our revolving credit facility and repaid the amount then-outstanding under this program.
     We have a $300 million, five year revolving credit facility that is scheduled to mature in March 2010. The credit facility requires us to maintain shareholders’ equity of at least $2.25 billion and MGIC to maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position, which includes MGIC’s statutory surplus and its contingency reserve, of not less than the amount required by Wisconsin insurance regulation. However, the credit facility was amended on March 14, 2008 to modify the shareholders’ equity requirement to require us to maintain a consolidated shareholders’ equity balance of no less than $2.25 billion at any time prior to March 31, 2008 and after July 1, 2008, and no less than $1.85 billion during the period between March 31, 2008 through and including July 1, 2008. At March 31, 2008, these requirements were met. Our shareholders’ equity, as reported on the consolidated balance sheet, was $2.99 billion and $2.59 billion at March 31, 2008 and December 31, 2007, respectively. In August 2007 we drew the entire $300 million on the credit facility. These funds, in part, were utilized to repay the outstanding commercial paper, which approximated $177 million immediately prior to the credit facility draw. We drew the portion of the revolving credit facility equal to our outstanding commercial paper because we believed that funding with a long-term maturity was superior to funding that required frequent renewal on a short-term basis. We drew the remainder of the credit facility to provide us with greater financial flexibility at the holding company level. At March 31, 2008 we continued to have $300 million outstanding under this facility.
     The credit facility discussed above has a provision whereby we can increase the capacity by $200 million under the same terms and conditions, if agreed upon by us and the lenders or any other lenders willing to provide the additional capacity at existing terms.
     The commercial paper, credit facility, senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During the first quarter of 2008, MGIC paid a dividend of $15 million to our holding company. As has been the case for the past several years, as a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. We anticipate that in the remainder of 2008 we will seek approval to pay an additional $45 million in dividends from MGIC, $15 million each quarter.
     As of March 31, 2008, we had a total of approximately $448 million in cash, cash equivalents and liquid investments at the holding company (MGIC Investment). Our use of funds at the holding company includes interest payments on our Senior Notes, credit facility and junior convertible debentures, and dividends on our common stock. On an annual basis, in aggregate, these uses total approximately $85 million, based on the current rate in effect on our credit facility, our current dividend rate and assuming a full year of interest on the entire $390 million of debentures. At March 31, 2008 we believe we have adequate liquidity at our holding company to service our holding company obligations in the ordinary course. You should review our Risk Factor titled “Our shareholders’ equity could fall below the minimum amount required under our bank debt.”
Risk-to-Capital
     We consider our risk-to-capital ratio an important indicator of our financial strength and our ability to write new business. This ratio is computed on a statutory basis for our combined insurance operations and is our net risk in force divided by our policyholders’ position. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.
     The premium deficiency reserve discussed under “Results of Operations – Losses – Premium deficiency” above is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses, so no deficiency is recorded on a statutory basis.
     Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2008	2007
	($ in millions)
Risk in force — net of reinsurance	$59,683	$57,527

Statutory policyholders’ surplus	$1,861	$1,351
Statutory contingency reserve	3,244	3,464

Statutory policyholders’ position	$5,105	$4,815

Risk-to-capital:	11.7:1	11.9:1
     The decrease in risk-to-capital during the first quarter of 2008 is the result of an increase in statutory policyholders’ position, offset by an increase in net risk in force. Statutory policyholders’ position increased during the first quarter of 2008, primarily due to a capital contribution to our subsidiary, MGIC, from the proceeds raised by the sale of our common stock and the convertible debentures. If our insurance in force continues to grow, our risk in force would also grow. To the extent our statutory policyholders’ position does not increase at the same rate as our growth in risk in force, our risk-to-capital ratio will increase. Similarly, if our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will increase.
     We believe we have more than adequate resources to pay claims on our insurance in force, even in very high loss scenarios. However, we expect our policyholders’ position to decline throughout 2008, as risk in force (the numerator in the calculation) increases and our statutory policyholders’ position (the denominator) declines. We expect risk in force to grow as we continue to write new business and the persistency rate of the current risk in force remains at or above recent levels. We expect statutory policyholders’ position to decline as losses are recognized, particularly on Wall Street bulk transactions, which have no premium deficiency reserve for statutory purposes. As a result we expect that our risk-to-capital ratio will increase above its level at March 31, 2008.
Recent Ratings Actions
     On April 8, 2008 Standard and Poor’s (S&P) lowered its financial strength rating of MGIC to ‘A’ from ‘AA-‘ with a negative outlook. The rating was removed from CreditWatch (We understand that being on CreditWatch with negative implications means there is a greater than 50% chance of a downgrade.) In its statement, S&P said that MGIC has the equivalent of AAA capital as measured by a capital adequacy ratio of 110% as of December 31, 2007. S&P’s capital adequacy ratio is the claims paying resources divided by claims under S&P’s stress test claims scenario over a ten-year period. MGIC’s capital adequacy ratio at December 31, 2006 was 111%. The minimum ratio required for S&P’s AAA insurer financial strength rating is 100%. S&P also said that MGIC’s flow delinquency rate is below the industry median, and that MGIC has superior profitability relative to the industry due to less utilization of captive reinsurance.

     The financial strength of MGIC is rated AA by Fitch Ratings. In late February 2008 Fitch announced that it was placing MGIC’s rating on “rating watch negative”. Fitch said “the present stressful mortgage environment has resulted in a modeled capital shortfall for [MGIC] at the ‘AA’ rating threshold. If within the next several months, MGIC is able to obtain additional capital resources to address this shortfall, Fitch would expect to affirm MGIC’s ratings, with a Negative Rating Outlook, reflecting the financial stress associated with the present mortgage environment.”
     The financial strength of MGIC is rated Aa2 by Moody’s Investors Service. Moody’s has announced that they are reviewing MGIC’s rating for possible downgrade. MGIC could be downgraded below Aa3 when the review is concluded. For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A.
Contractual Obligations
          At March 31, 2008, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

Contractual Obligations ($ millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,165	$70	$435	$307	$2,353
Operating lease obligations	20	7	10	3	—
Purchase obligations	—	—	—	—	—
Pension, SERP and other post-retirement benefit plans	131	6	16	22	87
Other long-term liabilities	3,017	2,022	935	60	—

Total	$6,333	$2,105	$1,396	$392	$2,440

          Our long-term debt obligations include our $300 million of 5.375% Senior Notes due in November 2015, $200 million of 5.625% Senior Notes due in 2011, $300 million outstanding under a credit facility expiring in 2010 and $365 million in convertible debentures, including related interest, as discussed in “Note 2. Short- and long-term debt” and “Note 3. Convertible debentures and related derivative” to our consolidated financial statements and under “Liquidity and Capital Resources” above. For discussions related to our debt covenants see “-Liquidity and Capital Resources” and our Risk Factor titled “Our shareholders’ equity could fall below the minimum required under our bank debt.” Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note 9 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2007 for discussion of expected benefit payments under our benefit plans.

     Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The future loss payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. See “Note 6. Loss reserves” to our consolidated financial statements and “-Critical Accounting Policies”, both in our Annual Report on Form 10-K for the year ended December 31, 2007.
     The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. We can not make a reasonably reliable estimate of the timing of payment for the liability for unrecognized tax benefits, net of payments on account, of $18.4 million. See Note 10 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion on unrecognized tax benefits.

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
     Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2008, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2008, the modified duration of our fixed income investment portfolio was 4.4 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.4% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
     The interest rate on our $300 million credit facility is variable and is based on, at our option, LIBOR plus a margin that varies with MGIC’s financial strength rating or a base rate specified in the credit agreement. For each 100 basis point change in LIBOR or the base rate, our interest cost, expressed on an annual basis, would change by $3 million.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1 A. Risk Factors
     With the possible exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
     As a result of the issuance of common stock referred to in Note 9 above and Convertible Junior Subordinated Debentures referred to in Item 2 of Part II below, we have eliminated the risk factor titled “Additional capital that we raise could dilute your ownership in our company and may cause the market price of our common shares to fall” that was included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Our shareholders’ equity could fall below the minimum amount required under our bank debt.
     We have drawn the entire $300 million available under our bank revolving credit facility which matures in March 2010. This facility requires that we maintain shareholders’ equity of $2.250 billion, except that under a March 2008 amendment to the facility we need only maintain shareholders’ equity of $1.850 billion during the period March 31, 2008 through July 1, 2008. At March 31, 2008, our shareholders’ equity was $2.99 billion. We expect we will have a net loss in 2008, with the result that we expect our shareholders’ equity to decline. Our current forecast of our 2008 net loss would not reduce our forecasted shareholders’ equity below $2.250 billion. There can be no assurance that our actual results will not be materially worse than our forecast or that losses in future years, if they occur, will not reduce our shareholders’ equity below the minimum amount required under our bank revolving credit facility.
     In addition, regardless of our results of operations, our shareholders’ equity would be reduced to the extent the carrying value of our investment portfolio declines from its carrying value at March 31, 2008 due to market value adjustments and to the extent we pay dividends to our shareholders. At March 31, 2008, the modified duration of our fixed income portfolio was 4.4 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.4% (approximately $270 million) in the market value of this portfolio. For an upward shift in the yield curve, the market value of this portfolio would decrease, and for a downward shift in the yield curve, the market value would increase. Recent volatility in the bond market, particularly the municipal bond market, has increased the likelihood that changes in fair values of our portfolio, which flow through our other comprehensive income, could materially reduce shareholders’ equity. Market value adjustments could also occur as a result of changes in credit spreads. At our current annual dividend rate, approximately $9.4 million would be paid in dividends in the remainder of 2008.
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

     Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings.
     On April 8, 2008, Standard & Poor’s Rating Services lowered the insurer financial strength rating of MGIC, our principal mortgage insurance subsidiary, from AA- to A with a negative outlook. The financial strength of MGIC is rated Aa2 by Moody’s Investors Service, which is reviewing MGIC’s rating for possible downgrade. The financial strength of MGIC is rated AA by Fitch Ratings. In late February 2008 Fitch announced that it was placing MGIC’s rating on rating watch negative.
     The mortgage insurance industry has historically viewed a financial strength rating of Aa3/AA- as critical to writing new business. In part this view has resulted from the mortgage insurer eligibility requirements of the GSEs, which each year purchase the majority of loans insured by us and the rest of the mortgage insurance industry. The eligibility requirements define the standards under which the GSEs will accept mortgage insurance as a credit enhancement on mortgages they acquire. These standards impose additional restrictions on insurers that do not have a financial strength rating of at least Aa3/AA-. These restrictions include not permitting such insurers to engage in captive reinsurance transactions with lenders. For many years, captive reinsurance has been an important means through which mortgage insurers compete for business from lenders, including lenders who sell a large volume of mortgages to the GSEs. In February 2008 Freddie Mac announced that it was temporarily suspending the portion of its eligibility requirements that impose additional restrictions on a mortgage insurer that is downgraded below Aa3/AA- if the affected insurer commits to submitting a complete remediation plan for its approval. In February 2008 Fannie Mae advised us that it would not automatically impose additional restrictions on a mortgage insurer that is downgraded below Aa3/AA- if the affected insurer submits a written remediation plan.
     Because MGIC was downgraded to ‘A’ by Standard & Poor’s Rating Services on April 8, 2008, we are in the process of submitting written remediation plans to both Freddie Mac and Fannie Mae. There can be no assurance that we will be able to submit acceptable remediation plans to them in a timely manner. In addition, there can be no assurance that Freddie Mac and Fannie Mae will continue the positions described above with respect to mortgage insurers that have been downgraded below Aa3/AA-.
     Apart from the effect of the eligibility requirements of the GSEs, we believe lenders who hold mortgages in portfolio and choose to obtain mortgage insurance on the loans assess a mortgage insurer’s financial strength rating as one element of the process through which they select mortgage insurers. As a result of these considerations, a mortgage insurer such as MGIC that is rated less than Aa3/AA- may be competitively disadvantaged.
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
     In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce, which regulates insurance, we provided the Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the Minnesota Department of Commerce, and on March 6, 2008 that Department sought additional information as well as answers to interrogatories regarding captive mortgage reinsurance. We understand from conversations with the Minnesota Department of Commerce that the Department of Housing and Urban Development, commonly referred to as HUD, will also be seeking information about captive mortgage reinsurance. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.
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
     We understand that two law firms have recently issued press releases to the effect that they are investigating whether the fiduciaries of our 401(k) plan breached their fiduciary duties regarding the plan’s investment or holding of our common stock. With limited exceptions, our bylaws provide that the plan fiduciaries are entitled to indemnification from us for claims against them. We intend to defend vigorously any proceedings that may result from these investigations.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES & USE OF PROCEEDS
     On March 25, 2008, we entered into a purchase agreement with Banc of America Securities LLC, which executed the purchase agreement on behalf of itself, Deutsche Bank Securities Inc., Fox-Pitt Kelton Cochran Caronia Waller (USA) LLC, Keefe Bruyette & Woods, Inc. and Piper Jaffray & Co., or the initial purchasers. Pursuant to the purchase agreement, we agreed to sell, and the initial purchasers agreed to purchase, subject to the terms and conditions set forth therein, $325,000,000 aggregate principal amount of our 9% Convertible Junior Subordinated Debentures due 2063. Pursuant to the purchase agreement, we granted the initial purchasers an option to purchase, from time to time, in whole or in part, up to an additional $65,000,000 aggregate principal amount of the debentures on the same terms and conditions. On March 28, 2008, following the partial exercise of the initial purchasers’ option, we sold $365,000,000 aggregate principal amount of the debentures in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. We agreed to pay underwriting discounts or commissions of 3% of the aggregate principal amount of the debentures sold in the transaction. As a result, we paid an aggregate of $10.95 million of discounts and commissions at the time of issuance on March 28, 2008.
     On April 3, 2008, the initial purchasers exercised in full their remaining option to purchase up to $25,000,000 aggregate principal amount of debentures. On April 8, 2008, we sold the $25,000,000 aggregate principal amount of debentures to the initial purchasers in a private placement pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended. At the time of issuance we paid an aggregate of $750,000 in discounts to the initial purchasers. The initial purchasers have no further option or other right to purchase, and we have no further obligation to sell, debentures under the purchase agreement.
     The offer and sale of the debentures to the initial purchasers was in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers are initially offering the debentures to “qualified institutional buyers” pursuant to the exemption from registration provided by Rule 144A under the Securities Act. We relied on these exemptions from registration based in part on representations made by the initial purchasers.
     Holders may convert their debentures into shares of our common stock at any time prior to 5:00 p.m., New York City time, on the business day immediately preceding the maturity date of the debentures. The initial conversion rate, which is subject to adjustment, is 74.0741 shares of common stock per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. A holder that surrenders debentures for conversion in connection with a “make-whole fundamental change” (defined as certain transfers of all or substantially all of our assets or common stock) that occurs on or prior to April 1, 2063 may in certain circumstances be entitled to an increased conversion rate. In addition, upon the occurrence of a “fundamental change” (defined to occur if there is a change in control of us or if our stock is not listed on a United States national securities exchange), if the market value per share of our common stock multiplied by the conversion rate then in effect is less than $1,000, holders will have the option to convert all or a portion of their debentures into common stock at an adjusted conversion rate equal to the lesser of (1) $1,000 divided by the market value per share of our common stock as of the effective date of the fundamental change and (2) 250.0000 shares. Until we have obtained any necessary shareholder approval as required under the listing rules of the New York Stock Exchange, the shares issuable upon conversion of the debentures will in no event exceed 19.99% of our common stock outstanding immediately before the issuance of the debentures and, if an event occurs that would otherwise result in an increase in the conversion rate above such limit, and we have not previously obtained such shareholder approval, we will either obtain shareholder approval of any shares issuable upon conversion of the debentures or, with respect only to those shares that would exceed such limit, deliver cash in lieu of any shares otherwise deliverable upon conversion in excess of such limitation.
     The debentures and common stock issuable upon conversion of the debentures have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
     The net proceeds from the sale of the debentures were used to increase the capital of MGIC, our principal insurance subsidiary, in order to enable us to expand the volume of our new business and will also be used for our general corporate purposes.
ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 12, 2008.

MGIC INVESTMENT CORPORATION
/s/ J. Michael Lauer
J. Michael Lauer
Executive Vice President and Chief Financial Officer

/s/ Joseph J. Komanecki
Joseph J. Komanecki
Senior Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit
4.5.1
Amendment No. 1 to Five-Year Credit Agreement, dated as of March 14, 2008, between MGIC Investment Corporation and the lenders named therein [Incorporated by reference to Exhibit 4.5.1 to the company’s Annual Report on Form 10-K/A filed on March 18, 2008]

4.6	Indenture, dated as of March 28, 2008 between U.S. Bank National Association, as trustee, and MGIC Investment Corporation

10.2.8	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008)

10.2.9	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008)

10.2.10	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008)

10.2.11	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008)

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99
Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2008 and through updating of various statistical and other information