Form 10-Q
period 2008-06-30
MGIC INVESTMENT CORP
filed 2008-08-11
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	07/31/08	125,068,464

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2008 (Unaudited) and December 31, 2007

	June 30,	December 31,
	2008	2007
	(In thousands of dollars)
ASSETS
Investment portfolio (note 7):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2008-$6,730,358; 2007-$5,791,562)	$6,728,330	$5,893,591
Equity securities (cost, 2008-$2,733; 2007-$2,689)	2,651	2,642

Total investment portfolio	6,730,981	5,896,233

Cash and cash equivalents	1,060,663	288,933
Accrued investment income	86,465	72,829
Reinsurance recoverable on loss reserves	170,573	35,244
Prepaid reinsurance premiums	8,122	8,715
Premiums receivable	108,636	107,333
Home office and equipment, net	33,067	34,603
Deferred insurance policy acquisition costs	10,393	11,168
Investments in joint ventures	134,959	155,430
Income taxes recoverable	256,940	865,665
Other assets	169,785	240,208

Total assets	$8,770,584	$7,716,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$3,401,170	$2,642,479
Premium deficiency reserves	788,162	1,210,841
Unearned premiums	320,385	272,233
Short- and long-term debt (note 2)	798,368	798,250
Convertible debentures (note 3)	373,898	—
Other liabilities	222,203	198,215

Total liabilities	5,904,186	5,122,018

Contingencies (note 5)

Shareholders’ equity (note 10):
Common stock, $1 par value, shares authorized 300,000,000; shares issued, 6/30/08 - 130,118,744 12/31/07 - 123,067,426; shares outstanding, 6/30/08 - 125,068,464 12/31/07 - 81,793,185	130,119	123,067
Paid-in capital	358,782	316,649
Treasury stock (shares at cost, 6/30/08 - 5,050,280 12/31/07 - 41,274,241)	(276,873)	(2,266,364)
Accumulated other comprehensive income, net of tax	10,927	70,675
Retained earnings	2,643,443	4,350,316

Total shareholders’ equity	2,866,398	2,594,343

Total liabilities and shareholders’ equity	$8,770,584	$7,716,361

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$423,766	$358,528	$844,312	$700,366
Assumed	3,239	757	6,002	1,441
Ceded	(55,208)	(38,297)	(110,063)	(76,785)

Net premiums written	371,797	320,988	740,251	625,022
Increase in unearned premiums, net	(21,505)	(14,537)	(44,471)	(19,550)

Net premiums earned	350,292	306,451	695,780	605,472
Investment income, net of expenses	76,982	61,927	149,464	124,897
Realized investment losses, net	(10,263)	(9,829)	(11,457)	(12,839)
Other revenue	7,522	10,490	14,621	21,151

Total revenues	424,533	369,039	848,408	738,681

Losses and expenses:
Losses incurred, net	688,143	235,226	1,379,791	416,984
Change in premium deficiency reserves	(158,898)	—	(422,679)	—
Underwriting and other expenses, net	68,236	75,330	145,222	150,402
Reinsurance fee (note 4)	363	—	363	—
Interest expense	19,891	8,594	30,805	19,553

Total losses and expenses	617,735	319,150	1,133,502	586,939

(Loss) income before tax and joint ventures	(193,202)	49,889	(285,094)	151,742
(Credit) provision for income tax	(84,146)	5,073	(131,667)	28,616
Income from joint ventures, net of tax	11,157	31,899	21,134	45,952

Net (loss) income	$(97,899)	$76,715	$(132,293)	$169,078

Earnings per share (note 6):
Basic	$(0.79)	$0.94	$(1.27)	$2.07

Diluted	$(0.79)	$0.93	$(1.27)	$2.05

Weighted average common shares outstanding — diluted (shares in thousands, note 6)	123,834	82,309	103,981	82,349

Dividends per share	$0.025	$0.25	$0.050	$0.50

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Year Ended December 31, 2007 and Six Months Ended June 30, 2008 (unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (note 2)	earnings	(loss) income
			(In thousands of dollars)
Balance, December 31, 2006	$123,029	$310,394	$(2,201,966)	$65,789	$5,998,631

Net loss	—	—	—	—	(1,670,018)	$(1,670,018)
Change in unrealized investment gains and losses, net	—	—	—	(17,767)	—	(17,767)
Dividends declared	—	—	—	—	(63,819)
Common stock shares issued	38	2,205	—	—	—
Repurchase of outstanding common shares	—	—	(75,659)	—	—
Reissuance of treasury stock	—	(14,187)	11,261	—	—
Equity compensation	—	18,237	—	—	—
Defined benefit plan adjustments, net	—	—	—	14,561	—	14,561
Change in the liability for unrecognized tax benefits	—	—	—	—	85,522
Unrealized foreign currency translation adjustment	—	—	—	8,456	—	8,456
Other	—	—	—	(364)	—	(364)

Comprehensive loss	—	—	—	—	—	$(1,665,132)

Balance, December 31, 2007	$123,067	$316,649	$(2,266,364)	$70,675	$4,350,316

Net loss	—	—	—	—	(132,293)	$(132,293)
Change in unrealized investment gains and losses, net	—	—	—	(67,304)	—	(67,304)
Dividends declared	—	—	—	—	(5,013)
Common stock shares issued (note 10)	7,052	68,706	—	—	—
Repurchase of outstanding common shares	—	—	—	—	—
Reissuance of treasury stock (note 10)	—	(41,686)	1,989,491	—	(1,569,567)
Equity compensation	—	11,288	—	—	—
Unrealized foreign currency translation adjustment	—	—	—	7,845	—	7,845
Other	—	3,825	—	(289)	—	(289)

Comprehensive loss	—	—	—	—	—	$(192,041)

Balance, June 30, 2008	$130,119	$358,782	$(276,873)	$10,927	$2,643,443

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands of dollars)
Cash flows from operating activities:
Net (loss) income	$(132,293)	$169,078
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	4,393	5,556
Increase in deferred insurance policy acquisition costs	(3,618)	(4,479)
Depreciation and amortization	14,734	9,715
Increase in accrued investment income	(13,636)	(790)
(Increase) decrease in reinsurance recoverable on loss reserves	(135,329)	608
Decrease in prepaid reinsurance premiums	593	984
Increase in premium receivable	(1,303)	(4,902)
Increase in loss reserves	758,691	62,533
Decrease in premium deficiency reserve	(422,679)	—
Increase in unearned premiums	48,152	18,586
Decrease (increase) in income taxes recoverable	608,725	(32,569)
Equity earnings in joint ventures	(29,363)	(65,658)
Distributions from joint ventures	22,010	51,512
Realized loss	11,457	12,839
Other	126,297	9,848

Net cash provided by operating activities	856,831	232,861

Cash flows from investing activities:
Purchase of fixed maturities	(2,040,723)	(1,139,277)
Purchase of equity securities	(43)	(44)
Increase in collateral under securities lending	—	(172,752)
Additional investment in joint ventures	(490)	(3,916)
Sale of investment in joint ventures	27,594	—
Proceeds from sale of fixed maturities	852,957	845,607
Proceeds from maturity of fixed maturities	241,101	212,574
Other	2,496	(14,822)

Net cash used in investing activities	(917,108)	(272,630)

Cash flows from financing activities:
Dividends paid to shareholders	(5,013)	(41,546)
Repayment of long-term debt	—	(200,000)
Net proceeds from short-term debt	—	62,590
Net proceeds from convertible debentures	377,303	—
Increase in obligations under securities lending	—	172,752
Reissuance of treasury stock	383,959	1,300
Repurchase of common stock	—	(67,648)
Common stock issued	75,758	2,009
Excess tax benefits from share-based payment arrangements	—	(39)

Net cash provided by (used in) financing activities	832,007	(70,582)

Net increase (decrease) in cash and cash equivalents	771,730	(110,351)
Cash and cash equivalents at beginning of period	288,933	293,738

Cash and cash equivalents at end of period	$1,060,663	$183,387

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
In the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly present our financial position and results of operations for the periods indicated. The results of operations for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.
New Accounting Standards
In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our financial position, results of operations and cash flows. At this time, we believe the adoption will result in a net-of-tax increase to our shareholders’ equity of approximately $63 million on January 1, 2009 and will result in a net-of-tax increase to interest expense of approximately $11 million for the year ended December 31, 2008 and $15 million annually thereafter, through April 1, 2013. These increases result from our Convertible Junior Subordinated Debentures discussed in Note 3.
In March 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the provisions of this statement and the impact, if any, this statement will have on our disclosures.
In February 2008, the FASB issued FSP FAS 157-2. This statement defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the requirements of this statement and the impact, if any, this statement will have on our financial position and results of operations.

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
Level 1 — Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs include certain U.S. Treasury securities and obligations of the U.S. government.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs include certain municipal and corporate bonds.
Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state, corporate and mortgage-backed securities. Non-financial assets which utilize Level 3 inputs include real estate acquired through claim settlement. Additionally, financial liabilities utilizing Level 3 inputs consist of derivative financial instruments.
The adoption of SFAS No. 157 resulted in no changes to January 1, 2008 retained earnings. (See note 7.)
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
Note 2 — Short- and long-term debt
We have a $300 million bank revolving credit facility, expiring in March 2010 that was amended in June 2008. In the third quarter of 2007, we drew the entire amount available under this facility. At June 30, 2008 the entire $300 million was outstanding. In July 2008, we repaid $100 million borrowed under this facility. The amount that we repaid remains available for re-borrowing pursuant to the terms of our credit agreement.
The credit facility, as amended in June 2008, effective July 1, 2008, requires us to maintain Consolidated Net Worth of no less than $2.00 billion at all times. However, if as of June 30, 2009, Consolidated Net Worth equals or exceeds $2.75 billion, then the minimum Consolidated Net Worth under the facility will be increased to $2.25 billion at all times from and after June 30, 2009. Consolidated Net Worth is generally defined in our credit agreement as the sum of our consolidated shareholders’ equity plus the aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063, currently $390 million. The credit facility also requires Mortgage Guaranty Insurance Corporation (“MGIC”) to maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulations. At June 30, 2008, these requirements were met, as was the shareholders’ equity requirement of $1.85 billion prior to this amendment. Our shareholders’ equity and Consolidated Net Worth at June 30, 2008 were approximately $2.86 billion and $3.25 billion, respectively.
At June 30, 2008 and December 31, 2007 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, as well as $300 million outstanding under the credit facility. At June 30, 2008 and December 31, 2007, the fair value of this outstanding debt was $674.3 million and $772.0 million, respectively.
Interest payments on all long-term and short-term debt were $21.4 million and $21.6 million for the six months ended June 30, 2008 and 2007, respectively.
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
Note 3 — Convertible debentures and related derivative
In March 2008 we completed the sale of $365 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. In April 2008, the initial purchasers exercised an option to purchase an additional $25 million aggregate principal amount of these debentures. The debentures were sold in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the debentures will be payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2008. We may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures.
The debentures rank junior to all of our existing and future senior indebtedness. The net proceeds of the debentures were approximately $377 million. A portion of the net proceeds of the debentures and a concurrent offering of common stock (see Note 10) was used to increase the capital of MGIC, our principal insurance subsidiary, in order to enable us to expand the volume of our new insurance written, and a portion will also be used for our general corporate purposes. Debt issuance costs are being amortized over the expected life of five years to interest expense.
We may redeem the debentures prior to April 6, 2013, in whole but not in part, only in the event of a specified tax or rating agency event, as defined in the indenture. In any such event, the redemption price will be equal to the greater of (1) 100% of the principal amount of the debentures being redeemed and (2) the applicable make-whole amount as defined in the indenture, in each case plus any accrued but unpaid interest. On or after April 6, 2013, we may redeem the debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the debentures for at least 20 of the 30 trading days preceding notice of the redemption. We will not be able to redeem the debentures, other than in the event of a specified tax event or rating agency event, during an optional deferral period.
The debentures are currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. The initial conversion price represents a 20% conversion premium based on the $11.25 per share price to the public in our concurrent common stock offering. (See Note 9.)
In lieu of issuing shares of common stock upon conversion of the debentures occurring after April 6, 2013, we may, at our option, make a cash payment to converting holders equal to the value of all or some of the shares of our common stock otherwise issuable upon conversion.

Our common stock is listed on the New York Stock Exchange, or NYSE. One of the NYSE’s rules limits the number of shares of our common stock that the convertible debentures may be converted into to less than 20% of the number of shares outstanding immediately before the issuance of the convertible debentures unless shareholders approve the issuance of the shares that would exceed the limit. We closed a sale of our common stock immediately prior to the sale of the convertible debentures, which resulted in approximately 124.9 million shares of our common stock outstanding prior to the debentures being issued. At the initial conversion rate the outstanding debentures are convertible into approximately 23.1% of our common stock outstanding, 3.9 million shares above the NYSE limit. At a special shareholders’ meeting held in June 2008, we received shareholder approval on the issuance of shares of our common stock sufficient to convert all of the convertible debentures.
At issuance approximately $52.8 million in face value of the convertible debentures could not be settled in our common shares without prior shareholder approval and thus required bifurcation of the embedded derivative related to those convertible debentures. The derivative value of $16.9 million was determined using the Black-Scholes model, and is treated as a discount on issuance of the convertible debentures and amortized over the expected life of five years to interest expense. Prior to shareholder approval, changes in the fair value of the derivative were reflected in our results of operations. Since the changes in fair value corresponded to changes in our stock price, a decrease in our stock price resulted in a decrease in the derivative liability. On the date of shareholder approval, June 27, 2008, the value of the derivative had decreased to $5.9 million. On this date the amount was re-classified from a liability to shareholders’ equity on the consolidated balance sheet, and subsequent changes in the fair value of the derivative will not be reflected on our financial statements. The change in fair value of the derivative from issuance to shareholder approval of approximately $11.0 million is included in other revenue on our statement of operations for the three and six months ended June 30, 2008.
The fair value of the convertible debentures was approximately $289.0 million at June 30, 2008.
Note 4 — Reinsurance
In June 2008 we entered into a reinsurance agreement with an affiliate of HCC Insurance Holdings, Inc. (“HCC”). The reinsurance agreement is effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement begins April 1, 2008 and ends on December 31, 2010, subject to two one-year extensions that may be exercised by HCC.
The reinsurance agreement is expected to provide claims-paying resources in catastrophic loss environments for insurance written beginning April 1, 2008.
The agreement is accounted for under deposit accounting rather than reinsurance accounting, because under the guidance of SFAS 113 “Accounting for Reinsurance Contracts”, we concluded that the reinsurance agreement does not result in the reasonable possibility that the reinsurer will suffer a significant loss. The premium ceded to the reinsurer and the brokerage commission paid to an affiliate of the reinsurer, net of a profit commission to us, is recorded as reinsurance fee expense on our statement of operations. In non-catastrophic loss environments, we expect the net expense will be approximately 5% of premiums earned, net of premiums ceded under captive arrangements, on business covered by the agreement. The reinsurance fee for the second quarter of 2008 was approximately $0.4 million.

Note 5 — Litigation and contingencies
We are involved in litigation in the ordinary course of business that is not further described in this footnote. In our opinion, the ultimate resolution of this pending litigation will not have a material adverse effect on our financial position or results of operations. However, we are unable to predict the outcome of these cases or estimate our associated expenses or possible losses.
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
In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce, which regulates insurance, we provided the Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the Minnesota Department of Commerce, and in March 2008 that Department sought additional information as well as answers to interrogatories regarding captive mortgage reinsurance. In June 2008, we received a subpoena from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the Minnesota Department of Commerce, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.
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

In October 2007, the Division of Enforcement of the Securities and Exchange Commission requested that we voluntarily furnish documents and information primarily relating to Credit-Based Asset Servicing and Securitization, C-BASS, the now-terminated merger with Radian Group Inc. and the subprime mortgage assets “in the Company’s various lines of business.” We are in the process of providing responsive documents and information to the Securities and Exchange Commission. As part of its initial information request, the SEC staff informed us that this investigation should not be construed as an indication by the SEC or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.
In the second and third quarters of 2008, complaints in four separate purported stockholder class action lawsuits were filed against us and several of our officers. The allegations in the complaints are generally that through these officers we violated the federal securities laws by failing to disclose or misrepresenting C-BASS’s liquidity, the impairment of our investment in C-BASS, the inadequacy of our loss reserves and that we were not adequately capitalized. The collective time period covered by these lawsuits begins on October 12, 2006 and ends on February 12, 2008. The complaints seek damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaints. We believe, among other things, that the allegations in the complaints are not sufficient to prevent their dismissal and intend to defend against them vigorously. However, we are unable to predict the outcome of these cases or estimate our associated expenses or possible losses.
Two law firms have issued press releases to the effect that they are investigating whether the fiduciaries of our 401(k) plan breached their fiduciary duties regarding the plan’s investment in or holding of our common stock. With limited exceptions, our bylaws provide that the plan fiduciaries are entitled to indemnification from us for claims against them. We intend to defend vigorously any proceedings that may result from these investigations.
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
Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the six months ended June 30, 2008 and 2007.
Note 6 — Earnings per share
Our basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, Earnings Per Share. Basic EPS is based on the weighted average number of common shares outstanding. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include stock awards, stock options and the dilutive effect of our convertible debentures. In accordance with SFAS 128, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. For the three and six months ended June 30, 2008 and 2007, our net (loss) income is the same for both basic and diluted EPS. The following is a reconciliation of the weighted average number of shares; however for the three and six months ended June 30, 2008 the basic weighted-average shares was used in the calculation of both the basic and diluted EPS since including the common stock equivalents would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in thousands)
Weighted-average shares — Basic	123,834	81,763	103,981	81,827
Common stock equivalents	—	546	—	522

Weighted-average shares — Diluted	123,834	82,309	103,981	82,349

Note 7 — Fair value measurements
As discussed in Note 1, we adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008. Both standards address aspects of the expanding application of fair-value accounting. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition. For the three and six month periods ended June 30, 2008, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.

In accordance with SFAS No. 157, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:
Level 1 — Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs include certain U.S. Treasury securities and obligations of the U.S. government.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs include certain municipal and corporate bonds.
Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state, corporate and mortgage-backed securities. Non-financial assets which utilize Level 3 inputs include real estate acquired through claim settlement. Additionally, financial liabilities utilizing Level 3 inputs consist of derivative financial instruments.
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy a variety of inputs are utilized including actual trade data, benchmark yield data, broker/dealer quotes, issuer spread data and other reference information. This information is evaluated using a multidimensional pricing model. This model combines all inputs to arrive at a value assigned to each security. We review the values generated by this model for reasonableness and, in some cases, further analyze and research values generated to ensure their accuracy, which includes reviewing other publicly available information. Securities whose fair value is primarily based on the use of our multidimensional pricing model are classified in Level 2 and include certain municipal and corporate bonds.
Assets and liabilities classified as Level 3 are as follows:
•	Securities available-for-sale classified in Level 3 are not readily marketable and are valued using a combination of broker quotations and/or internally developed models based on the present value of expected cash flows utilizing data provided by the trustees.

•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience.

•	As discussed in Note 3 the derivative related to the outstanding debentures is valued using the Black-Scholes model. Remaining derivatives are valued internally, based on the present value of expected cash flows utilizing data provided by the trustees.

Fair value measurements for items measured at fair value included the following as of June 30, 2008 (in thousands):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Securities available-for-sale	$6,730,981	$330,602	$6,363,031	$37,348
Real estate acquired (1)	64,619	—	—	64,619

Liabilities
Other liabilities (derivatives)	$22,157	$—	$—	$22,157

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.
For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2008 is as follows (in thousands):

	Securities
	Available-	Real Estate	Other
	for-Sale	Acquired	Liabilities
Balance at March 31, 2008	$32,513	$110,698	$(20,547)
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(3,339)	—	—
Included in earnings and reported as other revenue	—	—	(3,350)
Included in earnings and reported as losses incurred, net	—	(12,171)	—
Included in other comprehensive income	5,482	—	—
Purchases, issuances and settlements	2,692	(33,908)	1,740
Transfers in/and or out of Level 3	—	—	—

Balance at June 30, 2008	$37,348	$64,619	$(22,157)

Amount of total gains (losses) included in earnings for the three months ended June 30, 2008 attributable to the change in unrealized gains (losses) on assets (liabilities) still held at June 30, 2008	$(3,339)	$(11,893)	$(14,416)

	Securities
	Available-	Real Estate	Other
	for-Sale	Acquired	Liabilities
Balance at January 1, 2008	$37,195	$145,198	$(12,132)
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(6,054)	—	—
Included in earnings and reported as other revenue	—	—	(6,823)
Included in earnings and reported as losses incurred, net	—	(17,758)	—
Included in other comprehensive income	3,543	—	—
Purchases, issuances and settlements	2,664	(62,821)	(3,202)
Transfers in/and or out of Level 3	—	—	—

Balance at June 30, 2008	$37,348	$64,619	$(22,157)

Amount of total gains (losses) included in earnings for the six months ended June 30, 2008 attributable to the change in unrealized gains (losses) on assets (liabilities) still held at June 30, 2008	$(6,054)	$(15,807)	$(17,888)

Note 8 — Comprehensive income
Our total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands of dollars)
Net (loss) income	$(97,899)	$76,715	$(132,293)	$169,078
Other comprehensive loss	(28,290)	(50,046)	(59,748)	(54,714)

Total comprehensive (loss) income	$(126,189)	$26,669	$(192,041)	$114,364

Other comprehensive (loss) income (net of tax):
Change in unrealized gains and losses on investments	$(32,155)	$(53,664)	(67,304)	(59,578)
Other	3,865	3,618	7,556	4,864

Other comprehensive loss	$(28,290)	$(50,046)	$(59,748)	$(54,714)

At June 30, 2008, accumulated other comprehensive income of $10.9 million included ($1.4) million of net unrealized losses on investments, $16.3 million relating to a foreign currency translation adjustment, ($3.2) million relating to defined benefit plans and ($0.8) million relating to the accumulated other comprehensive loss of the Company’s joint venture investments, all net of tax. At December 31, 2007, accumulated other comprehensive income of $70.7 million included $65.9 million of net unrealized gains on investments, ($3.2) million relating to defined benefit plans, $8.5 million relating to foreign currency translation adjustment and ($0.5) million relating to the accumulated other comprehensive loss of the Company’s joint venture investments.
Note 9 — Benefit Plans
The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended
	June 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2008	2007	2008	2007
	(In thousands of dollars)
Service cost	$2,036	$2,504	$888	$890
Interest cost	3,332	3,016	1,179	1,112
Expected return on plan assets	(4,805)	(4,370)	(941)	(804)
Recognized net actuarial loss	114	63	—	26
Amortization of transition obligation	—	—	71	71
Amortization of prior service cost	171	141	—	—

Net periodic benefit cost	$848	$1,354	$1,197	$1,295

	Six Months Ended
	June 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2008	2007	2008	2007
	(In thousands of dollars)
Service cost	$4,072	$5,008	$1,776	$1,780
Interest cost	6,664	6,032	2,358	2,224
Expected return on plan assets	(9,610)	(8,740)	(1,882)	(1,608)
Recognized net actuarial loss	228	126	—	52
Amortization of transition obligation	—	—	142	142
Amortization of prior service cost	342	282	—	—

Net periodic benefit cost	$1,696	$2,708	$2,394	$2,590

We previously disclosed in our financial statements for the year ended December 31, 2007 that we expected to contribute approximately $9.3 million and $3.0 million, respectively, to our pension and postretirement plans in 2008. Consistent with prior years, as of June 30, 2008, none of these contributions have been made, but we expect to make these contributions in 2008.
Note 10 — Shareholders’ equity
In March 2008 we completed the public offering and sale of 42,933,333 shares of our common stock at a price of $11.25 per share. We received net proceeds of approximately $460 million, after deducting underwriting discount and estimated offering expenses. The number of shares and proceeds reflect the exercise in full of the underwriters’ option to purchase additional shares of common stock. Of the 42.9 million shares of common stock sold, 7.1 million were newly issued shares and 35.8 million were common shares issued out of treasury. The cost of the treasury shares issued exceeded the proceeds from the sale by approximately $1.6 billion, which resulted in a deficiency. The deficiency was charged to paid-in capital related to previous treasury share transactions, and the remainder was charged to retained earnings.
A portion of the net proceeds of the offering along with the net proceeds of the debentures (see Note 3) was used to increase the capital of MGIC, our principal insurance subsidiary, in order to enable us to expand the volume of our new insurance written and a portion will also be used for our general corporate purposes.
In June 2008 our shareholders approved an amendment to our Articles of Incorporation that will increase the number of authorized shares of common stock from 300 million to 460 million.

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
     As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. We refer to this Discussion as the “10-K MD&A.” In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the delinquency table under “Results of Consolidated Operations—Losses—Losses Incurred.” The discussion of our business in this document generally does not apply to our international operations which began in 2007, are conducted only in Australia and are immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see “We may not be able to realize benefits from our international initiative” in Item I A. of Part II of this Report.
Outlook
          We believe the mortgage insurance industry will experience material losses on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on the direction of home prices in California, Florida and other distressed markets, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, we cannot predict with confidence what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Our view of potential losses on these books has trended upward since the first quarter of 2008 due in part to the absence of improvement in the cure rate.
          Recognizing that a risk-to-capital ratio does not differentiate between loans that have higher and lower probabilities of loss, we have historically considered our risk-to-capital ratio to be an important metric in assessing our financial strength and our ability to write new business. See “Liquidity and Capital Resources—Risk-to-Capital.” In recent years, our risk-to-capital ratio was materially below 15:1. Historically, we viewed a risk-to-capital ratio of around 15:1 as an optimal target ratio because we saw that level as striking an appropriate balance between maintaining resources to pay claims that would be adequate in even the most draconian loss scenarios; enabling us to write as much volume as could be generated in accordance with our underwriting guidelines; and providing acceptable returns on our capital. In light of the current loss environment and the extent of our claims paying resources (which are discussed below), we believe a more appropriate risk-to-capital ratio for us is around 20:1.

          We expect our risk-to-capital ratio will be materially below 20:1 for the remainder of 2008. Depending on future losses, and with levels of new insurance written that are somewhat lower than our projected volume for 2008, our risk-to-capital ratio could remain below 20:1 in 2009 and years thereafter or could be moderately above 20:1 in 2009 and materially above that level in later years. Due to this uncertainty, we are studying ways to mitigate this potential increase. These steps encompass obtaining additional reinsurance, including on older books of pool insurance on which we do not foresee material future losses but which consume relatively high amounts of capital, or reducing our volume, although the amount of volume reduction that would provide material capital relief could adversely affect our customer relationships. We cannot predict whether we will be successful in these efforts. At this time, we are not exploring mitigation alternatives that involve increasing our capital through sales of additional equity or debt securities.
          The Office of the Commissioner of Insurance of Wisconsin is MGIC’s principal insurance regulator. Wisconsin’s insurance regulations, which do not use a risk-to-capital ratio to assess a mortgage guaranty insurer’s capital adequacy, require that a mortgage guaranty insurance company maintain “policyholders position” of not less than a minimum computed under a formula. Policyholders position is the insurer’s net worth, contingency reserve and a portion of the reserves for unearned premiums, with credit given for authorized reinsurance. The minimum required by the formula (“MPP”) depends on the insurance in force and whether the loans insured are primary insurance or pool insurance and further depends on the LTV ratio of the individual loans and their coverage percentage (and in the case of pool insurance, the amount of any deductible). If a mortgage guaranty insurer does not meet MPP it cannot write new business until its policyholders position meets the minimum. At June 30, 2008, we exceeded MPP by more than $2 billion. In severe loss environments, we would have to take action to address a shortfall in MPP. The steps referred to above that would mitigate a potential increase in our risk-to-capital may also mitigate an MPP shortfall.
          We believe we have more than adequate resources to pay claims on our insurance in force, even in scenarios in which losses materially exceed those that would result in an MPP shortfall. Our claims paying resources principally consist of our investment portfolio, captive reinsurance trust funds and future premiums on our insurance in force, net of premiums ceded to captive and other reinsurers.
          We also believe we will be in compliance with the terms of our $300 million bank credit facility, under which $200 million is outstanding. This facility matures in March 2010.
General Business Environment
     Please refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for our discussion of the general business environment. Except as discussed elsewhere below, there have been no material changes to that discussion.
Housing Legislation
     In late July the Housing and Economic Recovery Act of 2008 was enacted. Included in this legislation is the HOPE for Homeowners Act of 2008 which creates a new, temporary, voluntary program within FHA to back FHA-insured mortgages to distressed borrowers. The new mortgages offered by FHA-approved lenders will refinance the loans of distressed owner-occupants at risk of losing their homes to foreclosure at significant discounts to the original value of the home. There can be no assurance that this legislation will materially reduced the level of delinquencies and claims we are currently experiencing or could experience in the future.
     Also included in the Act is the Federal Housing Finance Regulatory Reform Act of 2008 which establishes a new, independent, “world class” regulator for Fannie Mae, Freddie Mac and the Federal Home Loan Banks. This regulator has been given broad authority to ensure the safety and soundness of these entities, including the ability to establish new capital standards, restrict asset growth, establish standards for portfolio risk management, and review and approve new product offerings. There can be no assurance that any changes resulting from the implementation of this new regulatory regime will not alter our relationship or ability to conduct business with the GSEs in a materially adverse manner.
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
     Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies,” in the 10-K MD&A, except in the case of premium deficiency reserves, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:
•	The state of the economy and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of delinquencies has historically followed a seasonal pattern, with a reduction in delinquencies in the first part of the year, followed by an increase in the latter part of the year. However, although this pattern has continued, the default inventory has increased each quarter since the second quarter of 2007 because the seasonal pattern has been more than offset by the development of the 2006 and 2007 books of business.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured. Higher average loan amounts tend to increase losses incurred.

•	The percentage of coverage on insured loans. Deeper average coverage tends to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

•	The distribution of claims over the life of a book. Historically, the first two years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy and other factors can affect this pattern.
•	Changes in premium deficiency reserves

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
     At the time this Quarterly Report was finalized we were seeking to finalize a definitive agreement for a transaction with Sherman under which Sherman could acquire our entire interest in Sherman. There can be no assurances that we will enter into a definitive agreement on this sale or if we do that the transaction will close.
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
Mortgage Insurance Earnings and Cash Flow Cycle
     In our industry, a “book” is the group of loans that a mortgage insurer insures in a particular calendar year. In general, the majority of any underwriting profit (premium revenue minus losses) that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and losses increase.
     2008 Second Quarter Results
     Our results of operations in the second quarter of 2008 were principally affected by:
•	Premiums written and earned
     Premiums written and earned during the second quarter of 2008 increased compared to the same period in 2007. The increase in premiums resulted from the continued increase in the average insurance in force; however the effect of the higher in force has been somewhat offset by lower average premium yields due to a shift in the mix of new writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates.

•	Investment income
     Investment income in the second quarter of 2008 was higher when compared to the same period in 2007 due to an increase in the average amortized cost of invested assets, offset by a decrease in the pre-tax yield.
•	Losses incurred
     Losses incurred for the second quarter of 2008 significantly increased compared to the same period in 2007 primarily due to a significant increase in the default inventory as well as an increase in the estimates regarding how much will be paid on claims, or severity, when compared to the same period in 2007. The default inventory increased by approximately 14,600 delinquencies in the second quarter of 2008, compared to an increase of approximately 4,500 in the second quarter of 2007. The increase in estimated severity was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties due to slowing home price appreciation or home price declines in some areas.
•	Premium deficiency
     During the second quarter of 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $159 million from $947 million, as of March 31, 2008, to $788 million as of June 30, 2008. The $788 million premium deficiency reserve as of June 30, 2008 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
•	Underwriting and other expenses
     Underwriting and other expenses for the second quarter of 2008 decreased when compared to the same period in 2007. The decrease is primarily due to lower accrued employee compensation costs and non insurance expenses.
•	Income from joint ventures
     Income from joint ventures decreased in the second quarter of 2008 compared to the same period in 2007. The decrease was primarily due to no equity earnings related to C-BASS in the second quarter of 2008, compared to $23.2 million in the same period last year. Our decrease was also due to a decrease in equity earnings from Sherman, resulting from a decrease in our ownership percentage from approximately 41% during the second quarter of 2007 to approximately 24% during the second quarter of 2008.

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
New insurance written
     The amount of our primary new insurance written during the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ billions)
NIW — Flow Channel	$13.4	$17.3	$31.5	$27.7
NIW — Bulk Channel	0.6	1.7	1.6	4.0

Total Primary NIW	$14.0	$19.0	$33.1	$31.7

Refinance volume as a % of primary flow NIW	26%	23%	31%	24%
     The decrease in new insurance written on a flow basis in the second quarter of 2008, compared to the same period in 2007, was primarily due to changes in our underwriting guidelines discussed below. The higher volume of new insurance written on a flow basis in the first half of 2008, compared to the same period in 2007, was primarily due to the level of new insurance written in the first quarter of 2008 prior to our underwriting guideline changes. For a discussion of new insurance written through the bulk channel, see “Bulk transactions” below.
     Despite the increased volume of new insurance written in the first half of 2008, we anticipate our flow new insurance written for the full year 2008 to be significantly below the level written in 2007, due to changes in our underwriting guidelines discussed below as well as premium rate increases that are being implemented in the third quarter of 2008. Our level of new insurance written could also be affected by other items, as noted in our Risk Factors, which are an integral part of this Management’s Discussion and Analysis.
     As we had disclosed for some time in our Risk Factors, the percentage of our volume written on a flow basis that includes segments we view as having a higher probability of claim continued to increase through 2007. In particular, the percentage of our flow new insurance written with loan-to-value ratios greater than 95% grew to 42% in 2007, compared to 34% in 2006. For the second quarter of 2008 the percentage of our flow new insurance written with loan-to-value ratios greater than 95% declined to 15%, compared to 45% for the same period a year ago. For the first half of 2008 the percentage with loan-to-value ratios greater than 95% was 24%, compared to 43% for the first half of 2007.

     We continue to implement changes to our underwriting guidelines that are designed to improve the credit risk profile of our new insurance written. The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk. We are also implementing premium rate increases. Several underwriting guidelines and premium rate changes were implemented in the first half of 2008, although a significant portion of our new business in the first quarter of 2008 was committed to prior to the effective date of these changes.
Cancellations and insurance in force
     New insurance written and cancellations of primary insurance in force during the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		($ billions)
NIW	$14.0	$19.0	$33.1	$31.7
Cancellations	(9.0)	(11.2)	(18.4)	(22.1)

Change in primary insurance in force	$5.0	$7.8	$14.7	$9.6

     Direct primary insurance in force was $226.4 billion at June 30, 2008 compared to $211.7 billion at December 31, 2007 and $186.1 billion at June 30, 2007.
     As shown in the table above, in the second quarter of 2008, insurance in force increased $5.0 billion. This was the ninth consecutive quarter of growth, which was preceded by a period of 13 consecutive quarters, during 2003 through the first quarter of 2006, in which our insurance in force declined.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Our persistency rate (percentage of insurance remaining in force from one year prior) was 79.7% at June 30, 2008, an increase from 76.4% at December 31, 2007 and 72.0% at June 30, 2007. These persistency rate improvements reflect the more restrictive credit policies of lenders (which make it more difficult to refinance loans), as well as the declining rate of home price appreciation in some markets and declines in housing values in other markets.

Bulk transactions
     New insurance written for bulk transactions was $0.6 billion and $1.6 billion, respectively, for the second quarter and first six months of 2008 compared to $1.7 billion and $4.0 billion, respectively, for the second quarter and first six months of 2007. The decrease in bulk writings was primarily due to our decision in the fourth quarter of 2007 to stop insuring Wall Street bulk transactions. The majority of the bulk business in the first half of 2008 was lender paid transactions that included high quality prime loans and the remainder was bulk business with the GSEs, which also included prime loans. We expect new insurance written for bulk transactions in 2008 and thereafter to be significantly lower than the $16.0 billion average volume written through the bulk channel during the last three years. Wall Street bulk transactions represented approximately 41%, 66% and 89% of our new insurance written for bulk transactions during 2007, 2006 and 2005, respectively, and at June 30, 2008 included approximately 129,900 loans with insurance in force of approximately $22.0 billion and risk in force of approximately $6.5 billion, which is approximately 65% of our bulk risk in force.
Pool insurance
     In addition to providing primary insurance coverage, we also insure pools of mortgage loans. New pool risk written during the three months ended June 30, 2008 and 2007 was $44 million and $45 million, respectively. Our direct pool risk in force was $2.4 billion, $2.8 billion and $3.0 billion at June 30, 2008, December 31, 2007 and June 30, 2007, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at June 30, 2008, December 31, 2007 and June 30, 2007, for $2.8 billion, $4.1 billion and $4.3 billion, respectively, of risk without these limits, risk in force is calculated at $306 million, $475 million and $474 million, respectively. For the three months ended June 30, 2008 and 2007 for $9 million and $7 million, respectively, of risk without contractual aggregate loss limits, new risk written under this model was $0.4 million and $0.4 million, respectively.
     New pool risk written during the six months ended June 30, 2008 and 2007 was $101 million and $87 million, respectively. Under the model described above, for the six months ended June 30, 2008 and 2007 for $22 million and $15 million, respectively, of risk without contractual aggregate loss limits, new risk written during those periods was calculated at $0.9 million and $0.7 million, respectively.
Net premiums written and earned
     Net premiums written and earned during the second quarter and first six months of 2008 increased compared to the same periods in 2007. The average insurance in force continued to increase, however the effect of the higher in force has been somewhat offset by lower average premium yields due to a shift in the mix of new writings to loans with lower loan-to- value ratios, higher FICO scores and full documentation, which carry lower premium rates. We expect our average insurance in force to continue to be higher in 2008, compared to 2007, with our insurance in force balance to begin to stabilize through the remainder of 2008. We believe the anticipated decrease in the total mortgage origination market will be partially offset by our expectation that private mortgage insurance will be used on a greater percentage of mortgage originations, although private mortgage insurance penetration could be negatively impacted by usage of FHA insurance programs.

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
Risk sharing arrangements
     For the three months ended March 31, 2008, approximately 44.7% of our flow new insurance written was subject to arrangements with captives or risk sharing arrangements with the GSEs compared to 47.7% for the year ended December 31, 2007 and 49.7% for the three months ended June 30, 2007. The percentage of new insurance written covered by these arrangements is shown only for the period ended March 31, 2008 because this percentage normally increases after the end of a quarter. Such increases can be caused by, among other things, the transfer of a loan in the secondary market, which can result in a mortgage insured during a quarter becoming part of a risk sharing arrangement in a subsequent quarter. New insurance written through the bulk channel is not subject to risk sharing arrangements. Premiums ceded in these arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
     On February 14, 2008 Freddie Mac announced that effective on and after June 1, 2008, Freddie Mac-approved private mortgage insurers, including MGIC, may not cede new risk if the gross risk or gross premium ceded to captive reinsurers is greater than 25%. Freddie Mac stated that it made this change to allow mortgage insurers to retain more insurance premiums to pay current claims and rebuild their capital bases. Fannie Mae informed us on February 26, 2008 that it was making similar changes to its requirements. Effective June 1, 2008, we have made the appropriate changes to the terms of our arrangements with those captives that had exceeded the 25% limit.
     During 2008, a number of lenders either terminated their captive arrangements with us (in a termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to MGIC) or placed them into run-off (in a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans). Together, the captives terminated or placed into run-off represented 17.1% of our flow new insurance written that was subject to captive arrangements in 2007. We anticipate that additional lenders may decide to terminate their captive arrangements with us or place them into run-off.
     See discussion under “-Losses” regarding losses assumed by captives.
     In June 2008 we entered into a reinsurance agreement with an affiliate of HCC Insurance Holdings, Inc. The reinsurance agreement is effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement begins April 1, 2008 and ends on December 31, 2010, subject to two one-year extensions that may be exercised by HCC. We believe that substantially all of our insurance written subsequent to April 1, 2008 will qualify under the reinsurance agreement.

     The reinsurance agreement is expected to provide claims-paying resources in catastrophic loss environments for insurance written beginning April 1, 2008.
     The agreement is accounted for under deposit accounting rather than reinsurance accounting, because under the guidance of SFAS 113 “Accounting for Reinsurance Contracts’, we concluded that the reinsurance agreement does not result in the reasonable possibility that the reinsurer will suffer a significant loss. The premium ceded to the reinsurer and the brokerage commission paid to an affiliate of the reinsurer, net of a profit commission to us, is recorded as reinsurance fee expense on our statement of operations. In non-catastrophic loss environments, we expect the net expense will be approximately 5% of premiums earned, net of premiums ceded under captive arrangements, on business covered by the agreement. The reinsurance fee for the second quarter of 2008 is separately shown in the statements of operations.
Investment income
     Investment income for the second quarter and first six months of 2008 increased when compared to the same periods in 2007 due to an increase in the average amortized cost of invested assets, offset by a decrease in the average investment yield. The portfolio’s average pre-tax investment yield was 3.87% at June 30, 2008 and 4.59% at June 30, 2007. The portfolio’s average after-tax investment yield was 3.46% at June 30, 2008 and 4.13% at June 30, 2007. Assuming shorter-term yields remain at their current levels, we expect the investment yield will continue to decline because we are investing available funds in shorter maturities so that they will be available for claim payments without the need to obtain the necessary funds through sales of fixed income investments.
Realized losses
     Realized losses for the second quarter and first six months of 2008 included “other than temporary” impairments on our investment portfolio of approximately $8.5 million. There were no “other than temporary” impairments in the second quarter or first six months of 2007.
Other revenue
     Other revenue for the second quarter and first six months of 2008 decreased when compared to the same periods in 2007. The decrease in other revenue was primarily the result of other non-insurance operations.
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
Losses incurred
     Losses incurred for the second quarter of 2008 significantly increased compared to the same period in 2007 primarily due to a significant increase in the default inventory as well as an increase in the estimates regarding how much will be paid on claims, or severity, when compared to the same period in 2007. The default inventory increased by approximately 14,600 delinquencies in the second quarter of 2008, compared to an increase of approximately 4,500 in the second quarter of 2007.
     Losses incurred for the first six months of 2008 significantly increased compared to the same period in 2007 primarily due to increases in the default inventory and estimates regarding how many delinquencies will result in a claim, or claim rate, and severity, when each of these items is compared to the same period in 2007. The default inventory increased by approximately 21,100 delinquencies in the first six months of 2008, compared to an increase of approximately 2,000 in the first six months of 2007.
     Our loss estimates are established based upon historical experience. The increase in estimated severity in the second quarter and first six months of 2008 was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties in some geographical areas due to slowing home price appreciation or declines in home values. We continue to experience increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 6,900 as of December 31, 2007 to 8,500 as of March 31, 2008 and 10,200 as of June 30, 2008. Our Florida delinquencies increased from 12,500 as of December 31, 2007 to 15,600 as of March 31, 2008 and 19,400 as of June 30, 2008. The average claim paid on California loans was more than twice as high as the average claim paid for the remainder of the country. The increase in the estimated claim rate is due to increases in the claim rates across the country. Certain markets such as California, Florida, Nevada and Arizona have experienced more significant increases in claim rates.
     We believe that the foregoing trends could continue throughout 2008, resulting in a higher level of incurred losses in 2008, compared to 2007. These trends may also continue beyond 2008.
     As discussed under “––Risk Sharing Arrangements” a portion of our flow new insurance written is subject to reinsurance arrangements with captives. The majority of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder are quota share agreements. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss, which is typically between 4% and 5%, the captives are responsible for the second aggregate layer of loss, which is typically 5% or 10%, and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically ranged from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%. As noted under “––Risk Sharing Arrangements” based on changes to the GSE requirements, beginning June 1, 2008 our captive arrangements, both aggregate excess of loss and quota share, are limited to a 25% cede rate.
     Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited in the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account. However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. The total fair value of the trust fund assets under these agreements at June 30, 2008 exceeded $730 million.
     In the second quarter and first six months of 2008 the captive arrangements reduced our losses incurred by approximately $90 million and $148 million, respectively. We anticipate that the reduction in losses incurred will continue at this level or higher in the second half of 2008.
     Information about the composition of the primary insurance default inventory at June 30, 2008, December 31, 2007 and June 30, 2007 appears in the table below.

	June 30,	December 31,	June 30,
	2008	2007	2007
Total loans delinquent (1)	128,231	107,120	80,588
Percentage of loans delinquent (default rate)	8.60%	7.45%	6.11%

Prime loans delinquent (2)	60,505	49,333	36,712
Percentage of prime loans delinquent (default rate)	5.01%	4.33%	3.58%

A-minus loans delinquent (2)	24,859	22,863	17,943
Percentage of A-minus loans delinquent (default rate)	21.80%	19.20%	16.18%

Subprime credit loans delinquent (2)	12,425	12,915	11,679
Percentage of subprime credit loans delinquent (default rate)	36.59%	34.08%	28.03%

Reduced documentation loans delinquent (3)	30,442	22,009	14,254
Percentage of reduced doc loans delinquent (default rate)	22.51%	15.48%	10.17%

(1)	At June 30, 2008 and December 31, 2007, 41,312 and 39,704 loans in default, respectively, related to Wall Street bulk transactions.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by MGIC as “full documentation.” Based in part on information provided by the GSEs, MGIC estimates full documentation loans of this type were approximately 4% of 2007 NIW. Information for other periods is not available. MGIC understands these AU systems grant such doc waivers for loans they judge to have higher credit quality. To the extent the percentage of loans judged to have higher credit quality increases, the percentage of such doc waivers would also be expected to increase.
     In the second quarter of 2008 a large servicer changed their methodology for reporting delinquencies to us and the industry for loans greater than 12 months old. Under the new methodology this servicer is now reporting delinquencies to us sooner than they had historically and is now reporting consistent with substantially all other servicers. As a result of this change the servicer reported approximately 4,400 more delinquencies to us in the second quarter; which represented 30% of our total increase in delinquencies for the quarter. Because our reserves for estimated losses include loans that are delinquent but not yet reported to us by servicers within our incurred but not reported, or IBNR reserves, this change by the servicer did not have any effect on our overall loss reserves.
     The pool notice inventory increased from 25,224 at December 31, 2007 to 25,577 at June 30, 2008; the pool notice inventory was 20,781 at June 30, 2007.
     The average primary claim paid for the second quarter of 2008 was $53,282 compared to $33,229 for the same period in 2007. The average primary claim paid for the first six months of 2008 was $52,234 compared to $32,068 for the same period in 2007. We expect the average primary claim paid to continue to increase in 2008 and beyond. We expect these increases will be driven by our higher average insured loan sizes as well as decreases in our ability to mitigate losses through the sale of properties in some geographical regions, as certain housing markets, like California and Florida, become less favorable.
     The average claim paid for the top 5 states (based on 2008 losses paid) for the three and six months ended June 30, 2008 and 2007 appears in the table below.

	Three months ended		Six months ended
	June 30,		une 30,
Average claim paid for the top 5 states	2008	2007	2008	2007
California	$117,843	$71,344	$116,920	$67,914
Florida	70,463	39,698	70,433	36,820
Michigan	37,335	35,972	37,244	34,638
Ohio	33,468	31,726	34,009	31,262
Arizona	74,437	44,196	73,497	36,530
Other states	43,140	31,277	42,687	30,586

All states	$53,282	$33,229	$52,234	$32,068

     The average loan size of our insurance in force at June 30, 2008, December 31, 2007 and June 30, 2007 appears in the table below.

	June 30,	December 31,	June 30,
Average loan size	2008	2007	2007
Total insurance in force	$151,770	$147,308	$141,160
Prime (FICO 620 & >)	147,880	141,690	133,790
A-Minus (FICO 575-619)	133,410	133,460	130,780
Subprime (FICO < 575)	122,750	124,530	127,210
Reduced doc (All FICOs)	209,380	209,990	207,530
     The average loan size of our insurance in force at June 30, 2008, December 31, 2007 and June 30, 2007 for the top 5 states (based on 2008 losses paid) appears in the table below.

	June 30,	December 31,	June 30,
Average loan size	2008	2007	2007
California	$294,085	$291,578	$282,845
Florida	180,218	178,063	171,549
Michigan	120,466	119,428	118,100
Ohio	114,952	113,276	111,374
Arizona	189,896	185,518	174,626
All other states	146,024	141,297	135,118
     Information about net paid claims during the three and six months ended June 30, 2008 and 2007 appears in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
Net paid claims ($ millions)	2008	2007	2008	2007
Prime (FICO 620 & >)	$144	$75	$281	$142
A-Minus (FICO 575-619)	73	36	141	70
Subprime (FICO < 575)	37	23	76	42
Reduced doc (All FICOs)	116	32	223	58
Other	24	24	49	48

Direct losses paid	394	190	770	360
Reinsurance	(9)	(2)	(14)	(6)

Net losses paid	$385	$188	$756	$354

     Primary claims paid for the top 15 states (based on 2008 losses paid) and all other states for the three and six months ended June 30, 2008 and 2007 appear in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
Paid claims by state ($ millions)	2008	2007	2008	2007
California	$92.2	$8.6	$174.1	$12.5
Florida	36.0	4.9	66.0	6.9
Michigan	27.6	25.0	56.5	46.0
Ohio	17.0	17.9	35.4	36.4
Arizona	16.8	1.2	29.4	1.3
Georgia	15.1	9.1	29.4	17.4
Illinois	14.8	8.0	27.4	14.5
Texas	12.4	11.6	25.8	25.7
Minnesota	11.3	6.3	25.8	13.5
Nevada	12.4	1.5	22.8	2.5
Colorado	9.0	8.1	19.5	15.2
Massachusetts	8.3	4.9	17.1	7.5
Virginia	10.4	2.2	17.0	3.5
Indiana	6.6	8.3	14.3	16.3
Maryland	6.9	0.1	12.8	1.0
Other states	73.2	48.3	147.7	91.8

	370.0	166.0	721.0	312.0
Other (Pool, LAE, Reinsurance)	15.0	22.0	35.0	42.0

	$385.0	$188.0	$756.0	$354.0

     The default inventory in those same states at June 30, 2008, December 31, 2007 and June 30, 2007 appears in the table below.

	June 30,	December 31,	June 30,
Default inventory by state	2008	2007	2007
California	10,225	6,925	4,163
Florida	19,397	12,548	6,288
Michigan	7,628	7,304	6,373
Ohio	6,894	6,901	6,110
Arizona	3,650	2,170	1,106
Georgia	5,293	4,623	3,455
Illinois	6,343	5,433	4,136
Texas	7,261	7,103	5,916
Minnesota	2,848	2,478	1,948
Nevada	2,282	1,338	689
Colorado	1,758	1,534	1,313
Massachusetts	1,951	1,596	1,241
Virginia	2,345	1,760	1,174
Indiana	4,084	3,763	3,254
Maryland	2,179	1,595	979
Other states	44,093	40,049	32,443

	128,231	107,120	80,588

     The rate at which claims are received and paid has slowed due to various state and lender foreclosure moratoriums, servicing delays, fraud investigations by us, pursuit of mitigation opportunities and a lack of capacity in the court systems. Net paid claims for the full year 2008 may still approximate $1.8 billion to $2.0 billion; however the claims paid in 2008 will likely be at the lower end of this range due to the slower rate at which claims are currently being received and paid.
     As of June 30, 2008, 76% of our primary insurance in force was written subsequent to December 31, 2004. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.
Premium deficiency
     During the second quarter of 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $159 million from $947 million, as of March 31, 2008, to $788 million as of June 30, 2008. During the first six months of 2008 the premium deficiency reserve on Wall Street bulk transaction declined by $423 million from $1,211 million as of December 31, 2007. The $788 million premium deficiency reserve as of June 30, 2008 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. As of June 30, 2008 there was no premium deficiency related to the remainder of our in force business.
     The components of the premium deficiency reserve at December 31, 2007, March 31, 2008 and June 30, 2008 appears in the table below.

	December 31,	March 31,	June 30,
($ millions)	2007	2008	2008
Present value of expected future premium	$901	$874	$829

Present value of expected future paid losses and expenses	(3,561)	(3,397)	(3,263)

Net present value of future cash flows	(2,660)	(2,523)	(2,434)

Established loss reserves	1,449	1,576	1,646

Net deficiency	$(1,211)	$(947)	$(788)

     Each quarter, we recalculate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors. First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results. During the first six months of 2008 there were no significant changes to the assumptions used in calculating the premium deficiency reserve, when compared to December 31, 2007.
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

     As is the case with our loss reserves (See ‘Critical Accounting Policies’ in our 10-K MD&A), the severity of claims and claim rates, as well as persistency for the premium deficiency calculation, are likely to be affected by external events, including actual economic conditions. However, our estimation process does not include a correlation between these economic conditions and our assumptions because it is our experience that an analysis of that nature would not produce reliable results. In considering the potential sensitivity of the factors underlying management’s best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on the premium deficiency reserve and, correspondingly, on our results of operations. For example, a $1,000 change in the average severity combined with a 1% change in the average claim rate could change the premium deficiency reserve amount by approximately $134 million. Additionally, a 5% change in the persistency of the underlying loans could change the premium deficiency reserve amount by approximately $29 million. We do not anticipate changes in the discount rate will be significant enough as to result in material changes in the calculation.
     The establishment of premium deficiency reserves is subject to inherent uncertainty and requires judgment by management. The actual amount of claim payments and premium collections may vary significantly from the premium deficiency reserve estimates. Similar to our loss reserve estimates, our estimates for premium deficiency reserves could be adversely affected by several factors, including a deterioration of regional or economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses. Changes to our estimates could result in material changes in our operations, even in a stable economic environment. Adjustments to premium deficiency reserves estimates are reflected in the financial statements in the years in which the adjustments are made.
Underwriting and other expenses
     Underwriting and other expenses for the second quarter and first six months of 2008 decreased when compared to the same periods in 2007. The decrease is primarily due to lower accrued employee compensation costs and non insurance expenses.
Ratios
     The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and six months ended June 30, 2008 and 2007.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Loss ratio	196.4%	76.7%	198.3%	68.9%
Expense ratio	14.0%	16.7%	15.0%	17.3%

Combined ratio	210.4%	93.4%	213.3%	86.2%

     The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The increase in the loss ratio in the second quarter and first six months of 2008, compared to the same periods in 2007, is due to an increase in losses incurred, partially offset by an increase in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in the second quarter and first six months of 2008, compared to the same periods in 2007, is due to a decrease in underwriting and other expenses as well as an increase in premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.
Income taxes
     The effective tax rate on our pre-tax loss was 43.6% in the second quarter of 2008, compared to an effective tax rate on our pre-tax income of 10.2% in the second quarter of 2007. The effective tax rate on our pre-tax loss was 46.2% in the first six months of 2008, compared to an effective tax rate on our pre-tax income of 18.9% in the first six months of 2007. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. The difference in the rate was primarily the result of a pre-tax loss during the second quarter and first six months of 2008, compared to pre-tax income during those same periods in 2007.
Joint ventures
     Our equity in the earnings from Sherman and C-BASS and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. Income from joint ventures decreased in the second quarter and first six months of 2008 compared to the same periods in 2007. This decrease was primarily due to a decrease in equity earnings from C-BASS and Sherman. See discussion regarding C-BASS below. The decrease in equity earnings from Sherman for the second quarter of 2008 resulted from a decrease in our ownership percentage from approximately 41% during the second quarter of 2007 to approximately 24% during the second quarter of 2008. The decrease in equity earnings from Sherman in the first six months of 2008 resulted from lower earnings at Sherman as well as the decrease in our ownership percentage.
C-BASS
     Beginning in February 2007 and continuing through approximately the end of June 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As noted in the section titled “C-BASS Impairment” in our 10-K MD&A, in the third quarter of 2007, we concluded that our total equity interest in C-BASS was impaired. In addition, during the fourth quarter of 2007 due to additional losses incurred by C-BASS, we reduced the carrying value of our $50 million note from C-BASS to zero under equity method accounting.

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
     Sherman Summary Income Statement:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
		($ millions)
Revenues from receivable portfolios	$273.2	$264.3	$573.7	$531.4
Portfolio amortization	110.6	140.4	233.9	262.6

Revenues, net of amortization	162.6	123.9	339.8	268.8

Credit card interest income and fees	202.1	156.4	408.9	288.9
Other revenue	16.3	12.0	34.2	19.8

Total revenues	381.0	292.3	782.9	577.5

Total expenses	302.5	220.7	638.8	423.6

Income before tax	$78.5	$71.6	$144.1	$153.9

Company’s income from Sherman	$17.3	$24.6	$31.1	$52.4

     In the second quarter and first six months of 2008, compared to the same periods in 2007, Sherman experienced an increase in collection revenues from portfolios owned, net of amortization, and continued growth in the banking segment. The growth in revenues was offset by higher loan loss provisions, interest expense and operating expenses primarily related to growth in the banking segment.
     In September 2007 we sold a portion of our interest in Sherman to an entity owned by Sherman’s senior management. The interest sold by us represented approximately 16% of Sherman’s equity. We received a cash payment of $240.8 million in the sale and are entitled to a contingent payment if the management entity’s after-tax return on the interests it purchased exceeds approximately 16% annually over a period that can end as late as December 31, 2013. We recorded a $162.9 million pre-tax gain on this sale, which is reflected in our results of operations for 2007 as a realized gain. We now own approximately 24.25% of Sherman’s interest and Sherman’s management owns approximately 54.0%. Radian Group Inc., which also sold interests in Sherman to the management entity, owns the balance of Sherman. We will continue to account for this investment under the equity method of accounting.
     The “Company’s income from Sherman” line item in the table above includes $1.5 million and $3.2 million of additional amortization expense in the second quarter and first six months of 2008, respectively, and $4.8 and $10.3 million in the second quarter and first six months of 2007 above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value. As noted above, after the sale of equity interest in September 2007 we now own approximately 24.25% interest in Sherman, which is the lowest interest held since the original investment.
     At the time this Quarterly Report was finalized we were seeking to finalize a definitive agreement for a transaction with Sherman under which Sherman could acquire our entire interest in Sherman. There can be no assurances that we will enter into a definitive agreement on this sale or if we do that the transaction will close.
Financial Condition
     As of June 30, 2008, 76% of our investment portfolio was invested in tax-preferenced securities. In addition, at June 30, 2008, based on book value, approximately 95% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. Approximately 26% of our investment portfolio is covered by the financial guaranty industry. We evaluate the credit risk of securities through analysis of the underlying fundamentals of each issuer. A breakdown of the portion of our investment portfolio covered by the financial guaranty industry by credit rating, including the rating without the guarantee is shown below.

	Guarantor Rating
($ millions)	AAA	AA-	A2	BB	All

Underlying Rating
AAA	$2	$—	$6	$2	$10
AA	263	179	239	203	884
A	167	277	198	134	776
BBB	7	39	14	32	92

	$439	$495	$457	$371	$1,762
     If all of the companies in the financial guaranty industry lose their ‘AAA’ ratings, the percentage of our fixed income portfolio rated ‘A’ or better will decline by 1% to 94% ‘A’ or better. No individual guarantor is responsible for the guarantee of more than 10% of our portfolio.
     At June 30, 2008, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of our credit exposure to any one issue, issuer and type of instrument. At June 30, 2008, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
     At June 30, 2008, our total assets included $1.1 billion of cash and cash equivalents as shown on our consolidated balance sheet. In addition, included in “Other assets” on our consolidated balance sheet at June 30, 2008 is $64.6 million in real estate acquired as part of the claim settlement process. The properties, which are held for sale, are carried at fair value. Also included in “Other assets” is $63.0 million representing the overfunded status of our pension plan.
     At June 30, 2008 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, as well as $300 million outstanding under a credit facility, with a total market value of $674.3 million. The credit facility is scheduled to expire in March 2010. This credit facility is discussed under “Liquidity and Capital Resources” below.
     At June 30, 2008, we also had $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. Within the $390 million principal amount is an embedded derivative with a value of $16.9 million. The amount of the derivative is treated as a discount on issuance and is being amortized over the expected life of five years to interest expense. The fair value of the convertible debentures was approximately $289.0 million at June 30, 2008.
     The total amount of unrecognized tax benefits as of June 30, 2008 is $87.2 million. Included in that total are $75.5 million in benefits that would affect our effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $20.8 million for the payment of interest as of June 30, 2008. The establishment of this liability required estimates of potential outcomes of various issues and required significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
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

     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2008, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $64.0 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through June 30, 2008, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until 2007 may have mitigated the effect of some of these costs, the claims for which may lag deterioration in the economic environment for residential real estate. There can be no assurance that contract underwriting remedies will not be material in the future.
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
Sherman Summary Balance Sheet:

	June 30,	December 31,
	2008	2007
	($ millions)
Total Assets	$2,432	$2,242

Debt	$1,757	$1,611

Total Liabilities	$1,961	$1,821

Members’ Equity	$471	$421
     Our investment in Sherman on an equity basis at June 30, 2008 was $124.3 million. We received $21.7 million in distributions from Sherman during the first six month of 2008. In 2007 we received $51.5 million in distributions from Sherman and in 2006 we received $103.7 million in distributions.

Liquidity and Capital Resources
Overview
     Our sources of funds consist primarily of:
•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums that we will receive from our existing insurance in force as well as policies that we write in the future,

•	amounts, if any, remaining available under our credit facility expiring in 2010,

•	amounts received from the redemption of U.S. government non-interest bearing tax and loss bonds,

•	amounts that we expect to recover from captives (which is discussed in “Results of Consolidated Operations — Risk-Sharing Arrangements” and “Results of Consolidated Operations — Losses — Losses Incurred” above) and

•	amounts we may recover under our reinsurance agreement with HCC (which is discussed in “Results of Consolidated Operations — Risk-Sharing Arrangements” above).
     Our obligations consist primarily of:
•	claims payments under MGIC’s mortgage guaranty insurance policies,

•	the amount outstanding under our credit facility expiring in 2010,

•	our $200 million of 5.625% Senior Notes due in 2011,

•	our $300 million of 5.375% Senior Notes due in November 2015,

•	our $390 million of convertible debentures due in 2063,

•	interest on the foregoing debt instruments and

•	the other costs and operating expenses of our business.
       Historically cash inflows from premiums have exceeded claim payments. When this is the case, we invest positive cash flows pending future payments of claims and other expenses. However, we anticipate that in 2008 claim payments will exceed premiums received. In addition, our Wall Street bulk insurance in force will generate cash flow shortfalls beyond 2008 as this insurance runs off. (See “Losses — Premium deficiency”). When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.
       To increase our capital position, in the first quarter of 2008, we raised proceeds of approximately $815 million through the sale of our common stock and junior convertible debentures. We also raised an additional approximately $25 million in April 2008 through the sale of additional debentures. In the second quarter of 2008, we further enhanced our capital resources by entering into the reinsurance agreement with HCC discussed under “Results of Consolidated Operations—Risk sharing arrangements”.
Our Credit Facility
     We have a $300 million, bank revolving credit facility that is scheduled to expire in March 2010 that was amended in June 2008. In the third quarter of 2007, we drew the entire amount available under this facility and repaid the amount then outstanding under our commercial paper program. In July 2008 we terminated our commercial paper program, under which no amounts were outstanding. At June 30, 2008 the entire $300 million was outstanding under our credit facility. In July 2008, we repaid $100 million borrowed under this facility. The amount that we repaid remains available for re-borrowing pursuant to the terms of our credit agreement.
     The credit facility, as amended in June 2008, is effective July 1, 2008 and requires us to maintain Consolidated Net Worth of no less than $2.00 billion at all times. However, if as of June 30, 2009, Consolidated Net Worth equals or exceeds $2.75 billion, then the minimum Consolidated Net Worth under the facility will be increased to $2.25 billion at all times from and after June 30, 2009. Consolidated Net Worth is generally defined in our credit agreement as the sum of our consolidated shareholders’ equity plus the aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063, currently $390 million. The credit facility also requires MGIC to maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position, which includes MGIC’s statutory surplus and its contingency reserve, of not less than the amount required by Wisconsin insurance regulation. At June 30, 2008, these requirements were met, as was the shareholders’ equity requirement of $1.85 billion prior to this amendment. Our shareholders’ equity and Consolidated Net Worth at June 30, 2008 were approximately $2.86 billion and $3.25 billion, respectively. You should review our Risk Factor titled “Our shareholders’ equity could fall below the minimum amount required under our bank debt.”
Holding Company Capital Resources
     The credit facility, senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During the first six months of 2008, MGIC paid two quarterly dividends of $15 million each to our holding company, which increased the cash resources of our holding company. As has been the case for the past several years, as a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. We recently received regulatory approval to pay a $15 million dividend in the third quarter of 2008. We anticipate that in the remainder of 2008 we will seek approval to pay an additional $15 million in dividends from MGIC.
     As of June 30, 2008, we had a total of approximately $482 million in cash, cash equivalents and liquid investments at our holding company(approximately $382 million after $100 million reduction in July 2008 of borrowings under our credit facility). Our use of funds at the holding company includes interest payments on our Senior Notes, credit facility and junior convertible debentures, and dividends on our common stock. On an annual basis, in aggregate, these uses total approximately $85 million, based on the current rate in effect on our credit facility, our current dividend rate and assuming a full year of interest on the entire $390 million of debentures.

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
     The premium deficiency reserve discussed under “Results of Operations — Losses — Premium deficiency” above is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses, so no deficiency is recorded on a statutory basis.
     Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2008	2007
	($ in millions)
Risk in force — net of reinsurance	$60,562	$57,527

Statutory policyholders’ surplus	$1,712	$1,351
Statutory contingency reserve	3,063	3,464

Statutory policyholders’ position	$4,775	$4,815

Risk-to-capital:	12.7:1	11.9:1
     The increase in risk-to-capital during the first six months of 2008 is the result of an increase in net risk in force as well as a decrease in statutory policyholders’ position. Our net risk in force increased as a result of new business written. Statutory policyholders’ position decreased during the first six months of 2008, primarily due to quarterly withdrawals of statutory contingency reserves, offset by a capital contribution to our subsidiary, MGIC, from the proceeds raised by the sale of our common stock and the convertible debentures. If our insurance in force continues to grow, our risk in force would also grow. To the extent our statutory policyholders’ position does not increase at the same rate as our growth in risk in force, our risk-to-capital ratio will increase. Similarly, if our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will increase.
     We believe we have more than adequate resources to pay claims on our insurance in force, even in very high loss scenarios. However, we expect our risk-to-capital to increase throughout 2008, as risk in force (the numerator in the calculation) increases and our statutory policyholders’ position (the denominator) declines. We expect risk in force to grow as we continue to write new business and the persistency rate of the current risk in force remains at or above recent levels. We expect statutory policyholders’ position to decline as losses are recognized, particularly on Wall Street bulk transactions, which have no premium deficiency reserve for statutory purposes. As a result we expect that our risk-to-capital ratio will increase above its level at June 30, 2008. See “Management’s Discussion of Analysis—Overview—Outlook” for additional information about our risk-to-capital ratio.
Financial Strength Ratings
     Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC, our principal mortgage insurance subsidiary, is A with a negative outlook. The financial strength of MGIC is rated A1 by Moody’s Investors Service with a negative outlook. The financial strength of MGIC is rated A+ by Fitch Ratings and is on rating watch negative.
     For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A.
Contractual Obligations
     At June 30, 2008, the approximate future payments under our contractual obligations of the type described in the table below are as follows:
Contractual Obligations ($ millions):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,314	$72	$439	$311	$2,492
Operating lease obligations	20	7	10	3	—
Purchase obligations	—	—	—	—	—
Pension, SERP and other post-retirement benefit plans	131	6	16	22	87
Other long-term liabilities	3,401	1,837	1,360	204	—

Total	$6,866	$1,922	$1,825	$540	$2,579

     Our long-term debt obligations at June 30, 2008 include our $300 million of 5.375% Senior Notes due in November 2015, $200 million of 5.625% Senior Notes due in 2011, $300 million outstanding under a credit facility expiring in 2010 and $390 million in convertible debentures due in 2063, including related interest, as discussed in “Note 2. Short- and long-term debt” and “Note 3. Convertible debentures and related derivative” to our consolidated financial statements and under “Liquidity and Capital Resources” above. For discussions related to our debt covenants see “-Liquidity and Capital Resources” and our Risk Factor titled “Our shareholders’ equity could fall below the minimum required under our bank debt.” Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note 9 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2007 for discussion of expected benefit payments under our benefit plans.
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
     The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. We can not make a reasonably reliable estimate of the timing of payment for the liability for unrecognized tax benefits, net of payments on account, of $18.9 million. See Note 10 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion on unrecognized tax benefits.

Forward-Looking Statements and Risk Factors
     General: Our revenues and losses could be affected by the risk factors referred to under “Location of Risk Factors” below that are applicable to us, and our income from joint ventures could be affected by the risk factors referred to under “Location of Risk Factors” that is applicable to Sherman. These risk factors are an integral part of Management’s Discussion and Analysis.
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
     Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008 and in Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2008, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2008, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
     The interest rate on our $300 million credit facility is variable and is based on, at our option, LIBOR plus a margin that varies with MGIC’s financial strength rating or a base rate specified in the credit agreement. For each 100 basis point change in LIBOR or the base rate, our interest cost, expressed on an annual basis, would change by 1%. Based on the amount outstanding under our credit facility as of June 30, 2008, this would result in a change of $3 million. This figure does not take into account the repayment, in the third quarter of 2008, of $100 million of the amount owed under the credit facility.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Complaints in four purported stockholder class action lawsuits have been filed against us and several of our officers. Wayne County Employees’ Retirement System v. MGIC Investment Corporation was filed in May 2008, Plumbers’ & Pipefitters’ Local #562 Pension Fund v. MGIC Investment Corporation was filed in May 2008, Teamsters Local 456 Annuity Fund v. MGIC Investment Corporation was filed in June 2008, and Minneapolis Firefighters’ Relief Association v. MGIC Investment Corporation was filed in July 2008. With the exception of Wayne County Employees’ Retirement System, which was filed in the U.S. District Court for the Eastern District of Michigan, all of these lawsuits were filed in the U.S. District Court for the Eastern District of Wisconsin.
     The allegations in the complaints are generally that through the officers named in the complaints, we violated the federal securities laws by failing to disclose or misrepresenting C-BASS’s liquidity, the impairment of our investment in C-BASS, the inadequacy of our loss reserves and that we were not adequately capitalized. The collective time period covered by these lawsuits begins on October 12, 2006 and ends on February 12, 2008. The complaints seek damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaints. We believe, among other things, that the allegations in the complaints are not sufficient to prevent their dismissal and intend to defend against them vigorously. However, we are unable to predict the outcome of these cases or estimate our associated expenses or possible losses.
     In addition to the above litigation, we face other litigation and regulatory risks. For additional information about such other litigation and regulatory risks you should review our Risk Factor titled “We are subject to the risk of private litigation and regulatory proceedings.”
Item 1 A. Risk Factors
     With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
The mix of business we write also affects the likelihood of losses occurring.
Certain types of mortgages have higher probabilities of claims. These segments include loans with loan-to-value ratios over 95% (including loans with 100% loan-to-value ratios or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or total debt-to-income ratios of 38% or higher, as well as loans having combinations of higher risk factors. As of June 30, 2008, approximately 59.7% of our primary risk in force consisted of loans with loan-to-value ratios equal to or greater than 95%, 10% had FICO credit scores below 620, and 15% had limited underwriting, including limited borrower documentation. (In accordance with industry practice, loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by MGIC as “full documentation.” For additional information about such loans, see footnote (3) to the delinquency table under “Management’s Discussion and Analysis—Results of Consolidated Operations—Losses—Losses Incurred.”)
A material portion of these loans were written in 2005 — 2007 and through the first quarter of 2008. Beginning in the fourth quarter of 2007 we made a series of changes to our underwriting guidelines in an effort to improve the risk profile of the business we are writing, including recent guideline changes that will become effective in early August 2008. Requirements imposed by new guidelines, however, only affect business written under commitments to insure loans that are issued when those guidelines become effective. Business for which commitments are issued after new guidelines are announced and before they become effective is insured by us in accordance with the guidelines in effect at time of the commitment even though that business would not meet the new guidelines. For commitments we issue for loans that close and are insured by us, a period longer than a calendar quarter can elapse between the time we issue a commitment to insure a loan and the time we receive the payment of the first premium and report the loan in our risk in force, although this period is generally shorter.
As of June 30, 2008, approximately 4.0% of our primary risk in force written through the flow channel, and 40.1% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. We believe that when the reset interest rate significantly exceeds the interest rate at loan origination, claims on ARMs would be substantially higher than for fixed rate loans. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we believe the volume of “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs, increased in 2005 and 2006 and remained at these levels during the first half of 2007, before beginning to decline in the second half of 2007. Because interest-only loans and pay option ARMs are a relatively recent development, we have no meaningful data on their historical performance. We believe claim rates on certain of these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.
Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for actual losses even under our current underwriting guidelines. We do, however, believe that given the various changes in our underwriting guidelines that are effective in 2008, our 2008 book will generate underwriting profit.

Our Consolidated Net Worth could fall below the minimum amount required under our bank debt.
We have a $300 million bank revolving credit facility which matures in March 2010 and under which $200 million is currently outstanding.
Our revolving credit facility, as amended in June 2008, requires that we maintain Consolidated Net Worth of no less than $2.00 billion at all times. However, if as of June 30, 2009, our Consolidated Net Worth equals or exceeds $2.75 billion, then the minimum Consolidated Net Worth under the facility will be increased to $2.25 billion at all times from and after June 30, 2009. Consolidated Net Worth is generally defined in our credit agreement as the sum of our consolidated stockholders’ equity (determined in accordance with GAAP) plus the aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063. The current aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063 is $390 million.
At June 30, 2008, our Consolidated Net Worth was approximately $3.25 billion. We expect we will have a net loss in the remainder of 2008, with the result that we expect our Consolidated Net Worth to decline. Our current forecast of our 2008 net loss would result in our forecasted Consolidated Net Worth at December 31, 2008 being materially above the $2.0 billion minimum. There can be no assurance that our actual results will not be materially worse than our forecast or that losses in periods after 2008 will not reduce our Consolidated Net Worth below the minimum amount required.
In addition, regardless of our results of operations, our Consolidated Net Worth would be reduced to the extent the carrying value of our investment portfolio declines from its carrying value at June 30, 2008 due to market value adjustments and to the extent we pay dividends to our shareholders. At June 30, 2008, the modified duration of our fixed income portfolio was 4.1 years, which means that an instantaneous parallel upward shift in the yield curve of 100 basis points would result in a decline of 4.1% (approximately $319 million) in the market value of this portfolio. Market value adjustments could also occur as a result of changes in credit spreads.
The credit facility also requires that MGIC’s risk-to-capital ratio not exceed 22:1. As discussed under “Management’s Discussion and Analysis—Overview—Outlook,” it is possible our risk-to-capital ratio could moderately exceed 20:1 in 2009 or could materially exceed 20:1 in years thereafter. Given the March 2010 maturity of the credit facility, we do not expect the maximum risk-to-capital ratio under the credit facility will result in the maturity of the credit facility being earlier than March 2010.
If we did not meet the minimum Consolidated Net Worth or risk-to-capital requirements in our revolving credit facility and are not successful obtaining an agreement from banks holding a majority of the debt outstanding under the facility to change (or waive) these requirements, banks holding a majority of the debt outstanding under the facility would have the right to declare the entire amount of the outstanding debt due and payable. If the debt under our facility were accelerated in this manner, the holders of 25% or more of our publicly traded $200 million 5.625% senior notes due in September 2011, and the holders of 25% or more of our publicly traded $300 million 5.375% senior notes due in November 2015, each would have the right to accelerate the maturity of that debt. In addition, the trustee of these two issues of senior notes, which is also a lender under our revolving credit facility, could, independent of any action by holders of senior notes, accelerate the maturity of the senior notes. In the event the amounts owing under our revolving credit facility or any series of our outstanding senior notes are accelerated, we may not have sufficient funds to repay any such amounts.
Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings.
Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC, our principal mortgage insurance subsidiary, is A with a negative outlook. The financial strength of MGIC is rated A1 by Moody’s Investors Service and with a negative outlook. The financial strength of MGIC is rated A+ by Fitch Ratings and is on rating watch negative.

The private mortgage insurance industry has historically viewed a financial strength rating of at least Aa3/AA- as critical to writing new business. In part this view has resulted from the mortgage insurer eligibility requirements of the GSEs, which each year purchase the majority of loans insured by us and the rest of the private mortgage insurance industry. The eligibility requirements define the standards under which the GSEs will accept mortgage insurance as a credit enhancement on mortgages they acquire. These standards impose additional restrictions on insurers that do not have a financial strength rating of at least Aa3/AA-. These restrictions include not permitting such insurers to engage in captive reinsurance transactions with lenders. For many years, captive reinsurance has been an important means through which mortgage insurers compete for business from lenders, including lenders who sell a large volume of mortgages to the GSEs. In February 2008 Freddie Mac announced that it was temporarily suspending the portion of its eligibility requirements that impose additional restrictions on a mortgage insurer that is downgraded below Aa3/AA- if the affected insurer commits to submitting a complete remediation plan for its approval. In February 2008 Fannie Mae advised us that it would not automatically impose additional restrictions on a mortgage insurer that is downgraded below Aa3/AA- if the affected insurer submits a written remediation plan.
We have submitted written remediation plans to both Freddie Mac and Fannie Mae. Freddie Mac has publicly announced that our remediation plan is acceptable to it. Fannie Mae has not completed its review of our remediation plan. Our remediation plans include projections of our future financial performance. There can be no assurance that we will be able to successfully complete our remediation plans in a timely manner. In addition, there can be no assurance that Freddie Mac and Fannie Mae will continue the positions described above with respect to mortgage insurers that have been downgraded below Aa3/AA-.
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
Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but also with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender. As discussed under “- We are subject to risk from private litigation and regulatory proceedings” below, we provided information to the New York Insurance Department and the Minnesota Department of Commerce about captive mortgage reinsurance arrangements and the Department of Housing and Urban Development, commonly referred to as HUD, has recently issued a subpoena covering similar information. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. Our private mortgage insurance competitors include:
•	PMI Mortgage Insurance Company,

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	Republic Mortgage Insurance Company, whose parent, based on information filed with the SEC through July 1, 2008, is our largest shareholder, and

•	CMG Mortgage Insurance Company.
Our relationships with our customers could be adversely affected by a variety of factors, including continued tightening of our underwriting guidelines, which will result in our declining to insure some of the loans originated by our customers. We believe the Federal Housing Administration, which until recently we was not viewed by us as a significant competitor, has substantially increased its market share, including insuring a number of loans that would meet our current underwriting guidelines at a cost to the borrower that is lower than the cost of our insurance.
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
The majority of our insurance written through the flow channel is for loans sold to Fannie Mae and Freddie Mac, each of which is a government sponsored entity, or GSE. As a result, the business practices of the GSEs affect the entire relationship between them and mortgage insurers and include:
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
In addition, both Fannie Mae and Freddie Mac have policies which provide guidelines on terms under which they can conduct business with mortgage insurers with financial strength ratings below Aa3/AA-. In February 2008 Freddie Mac announced that it was temporarily suspending the portion of its eligibility requirements that impose additional restrictions on a mortgage insurer that is downgraded below Aa3/AA- if the affected insurer commits to submitting a complete remediation plan for its approval. In February 2008 Fannie Mae advised us that it would not automatically impose additional restrictions on a mortgage insurer that is downgraded below Aa3/AA- if the affected insurer submits a written remediation plan. We have submitted written remediation plans to both Freddie Mac and Fannie Mae. Freddie Mac has publicly announced that our remediation plan is acceptable to it. Fannie Mae has not completed its review of our remediation plan. Our remediation plans include projections of our future financial performance. There can be no assurance that we will be able to successfully complete our remediation plans in a timely manner. In addition, there can be no assurance that Freddie Mac and Fannie Mae will continue the positions described above with respect to mortgage insurers that have been downgraded below Aa3/AA-.
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

In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce, which regulates insurance, we provided the Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the Minnesota Department of Commerce, and in March 2008 that Department sought additional information as well as answers to interrogatories regarding captive mortgage reinsurance. In June 2008, we received a subpoena from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the Minnesota Department of Commerce, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.
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
In October 2007, the Division of Enforcement of the Securities and Exchange Commission requested that we voluntarily furnish documents and information primarily relating to C-BASS, the now-terminated merger with Radian and the subprime mortgage assets “in the Company’s various lines of business.” We are in the process of providing responsive documents and information to the Securities and Exchange Commission. As part of its initial information request, the SEC staff informed us that this investigation should not be construed as an indication by the SEC or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.
In the second and third quarters of 2008, complaints in four separate purported stockholder class action lawsuits were filed against us and several of our officers. The allegations in the complaints are generally that through these officers we violated the federal securities laws by failing to disclose or misrepresenting C-BASS’s liquidity, the impairment of our investment in C-BASS, the inadequacy of our loss reserves and that we were not adequately capitalized. The collective time period covered by these lawsuits begins on October 12, 2006 and ends on February 12, 2008. The complaints seek damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaints. We believe, among other things, that the allegations in the complaints are not sufficient to prevent their dismissal and intend to defend against them vigorously. However, we are unable to predict the outcome of these cases or estimate our associated expenses or possible losses.
Two law firms have issued press releases to the effect that they are investigating whether the fiduciaries of our 401(k) plan breached their fiduciary duties regarding the plan’s investment in or holding of our common stock. With limited exceptions, our bylaws provide that the plan fiduciaries are entitled to indemnification from us for claims against them. We intend to defend vigorously any proceedings that may result from these investigations.

We may not be able to realize benefits from our international initiative.
We have committed significant resources to begin international operations, primarily in Australia, where we started to write business in June 2007, and also in Canada where we previously expected to begin writing business in 2008. In view of our need to dedicate capital to our domestic mortgage insurance operations, we have been exploring alternatives for our Australian activities which may include a partner or reinsurance. Because these efforts have not been successful to date, we are also implementing reductions in our Australian headcount and, given changes in our underwriting guidelines that will become effective in the near future, we expect our Australian volume to decline materially. In addition to the general economic and insurance business-related factors discussed above, we are subject to a number of other risks from having deployed capital in Australia, including foreign currency exchange rate fluctuations and interest-rate volatility particular to Australia. In addition, we recently decided to withdraw our efforts to expand our business into the Canadian market.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
1.
(a)	The Annual Meeting of Shareholders of the Company was held on May 15, 2008.

(b)	Not applicable.

(c)	Matters voted upon at the Annual Meeting and the number of shares voted for, against, abstaining from voting and broker non-votes were as follows.
(1)	Election of three Directors for terms expiring in 2011.

	FOR	WITHHELD
David S. Engelman	70,119,546	3,687,115
Kenneth M. Jastrow, II	68,497,565	5,309,096
Daniel P. Kearney	68,716,513	5,090,148
Donald T. Nicolaisen	70,390,433	3,416,228
(2)	Approval of performance goals for certain awards under MGIC Investment Corporation’s 2002 Stock Incentive Plan.

For:	67,218,233
Against:	5,971,070
Abstaining from Voting:	617,358
(3)	Approval of performance goals for MGIC Investment Corporation’s annual bonus plan that includes such goals.

For:	69,738,259
Against:	3,446,755
Abstaining from Voting:	621,647
(4)	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of MGIC Investment Corporation for 2008.

For:	69,235,399
Against:	4,002,099
Abstaining from Voting:	569,163
2.
(a)	A Special Meeting of Shareholders of the Company was held on June 27, 2008.

(b)	Not applicable.

(c)	Matters voted upon at the Special Meeting and the number of shares voted for, against, abstaining from voting and broker non-votes were as follows.

(1)	Approval of the issuance of more than 19.99% of MGIC Investment Corporation’s common stock on conversion of convertible debentures.

For:	100,583,028
Against:	306,769
Abstaining from Voting:	833,770
Broker non-vote:	10,678,210
(2)	Approval of an amendment to our Articles of Incorporation to increase our authorized common stock from 300,000,000 to 460,000,000 shares.

For:	90,803,720
Against:	20,699,932
Abstaining from Voting:	898,125
(3)	Approval of an amendment to our Articles of Incorporation to implement majority voting for the election of directors in uncontested elections.

For:	110,217,067
Against:	1,325,727
Abstaining from Voting:	858,983
ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 11, 2008.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer J. Michael Lauer Executive Vice President and Chief Financial Officer

\s\ Joseph J. Komanecki Joseph J. Komanecki Senior Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended

4.5.2	Amendment No. 2 to Five-Year Credit Agreement, dated as of June 23, 2008, between MGIC Investment Corporation and the lenders named therein [Incorporated by reference to Exhibit 4.5.2 to the company’s Current Report on Form 8-K filed on June 25, 2008]

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2008 and through updating of various statistical and other information