Form 10-Q
period 2008-09-30
MGIC INVESTMENT CORP
filed 2008-11-10
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/31/08	125,068,464

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2008 (Unaudited) and December 31, 2007

	September 30,	December 31,
	2008	2007
	(In thousands of dollars)
ASSETS
Investment portfolio (note 7):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2008-$6,810,664; 2007-$5,791,562)	$6,637,243	$5,893,591
Equity securities (cost, 2008-$2,754; 2007-$2,689)	2,600	2,642

Total investment portfolio	6,639,843	5,896,233

Cash and cash equivalents	1,088,034	288,933
Accrued investment income	93,132	72,829
Reinsurance recoverable on loss reserves	324,373	35,244
Prepaid reinsurance premiums	7,550	8,715
Premiums receivable	100,708	107,333
Home office and equipment, net	32,417	34,603
Deferred insurance policy acquisition costs	12,451	11,168
Investments in joint ventures	10,484	155,430
Income taxes recoverable	414,303	865,665
Other assets	229,830	240,208

Total assets	$8,953,125	$7,716,361

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$4,013,251	$2,642,479
Premium deficiency reserves	583,922	1,210,841
Unearned premiums	336,084	272,233
Short- and long-term debt (note 2)	698,427	798,250
Convertible debentures (note 3)	374,746	—
Other liabilities	318,069	198,215

Total liabilities	6,324,499	5,122,018

Contingencies (note 5)

Shareholders’ equity (note 11):
Common stock, $1 par value, shares authorized 460,000,000; shares issued, 9/30/08 — 130,118,744 12/31/07 — 123,067,426; shares outstanding, 9/30/08 — 125,068,464 12/31/07 — 81,793,185	130,119	123,067
Paid-in capital	363,649	316,649
Treasury stock (shares at cost, 9/30/08 — 5,050,280 12/31/07 — 41,274,241)	(276,873)	(2,266,364)
Accumulated other comprehensive (loss) income, net of tax	(115,292)	70,675
Retained earnings	2,527,023	4,350,316

Total shareholders’ equity	2,628,626	2,594,343

Total liabilities and shareholders’ equity	$8,953,125	$7,716,361

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$416,094	$384,281	$1,260,406	$1,084,647
Assumed	3,315	947	9,317	2,388
Ceded	(54,367)	(44,984)	(164,430)	(121,769)

Net premiums written	365,042	340,244	1,105,293	965,266
Increase in unearned premiums, net	(22,730)	(19,278)	(67,201)	(38,828)

Net premiums earned	342,312	320,966	1,038,092	926,438
Investment income, net of expenses	78,612	64,777	228,076	189,674
Realized investment gains, net	27,913	164,995	16,456	152,156
Other revenue	12,795	4,702	27,416	25,853

Total revenues	461,632	555,440	1,310,040	1,294,121

Losses and expenses:
Losses incurred, net	788,272	602,274	2,168,063	1,019,258
Change in premium deficiency reserves	(204,240)	—	(626,919)	—
Underwriting and other expenses, net	62,424	86,325	207,646	236,727
Reinsurance fee (note 4)	607	—	970	—
Interest expense	20,119	10,926	50,924	30,479

Total losses and expenses	667,182	699,525	1,800,684	1,286,464

(Loss) income before tax and joint ventures	(205,550)	(144,085)	(490,644)	7,657
Credit for income tax	(88,924)	(62,235)	(220,591)	(33,619)
Income (loss) from joint ventures, net of tax	3,352	(290,619)	24,486	(244,667)

Net loss	$(113,274)	$(372,469)	$(245,567)	$(203,391)

Loss per share (note 6):
Basic	$(0.91)	$(4.61)	$(2.22)	$(2.50)

Diluted	$(0.91)	$(4.61)	$(2.22)	$(2.50)

Weighted average common shares outstanding — diluted (shares in thousands, note 6)	123,834	80,786	110,647	81,480

Dividends per share	$0.025	$0.25	$0.075	$0.75

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Year Ended December 31, 2007 and Nine Months Ended September 30, 2008 (unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (loss)	earnings	(loss) income
	(In thousands of dollars)
Balance, December 31, 2006	$123,029	$310,394	$(2,201,966)	$65,789	$5,998,631

Net loss	—	—	—	—	(1,670,018)	$(1,670,018)
Change in unrealized investment gains and losses, net	—	—	—	(17,767)	—	(17,767)
Dividends declared	—	—	—	—	(63,819)
Common stock shares issued	38	2,205	—	—	—
Repurchase of outstanding common shares	—	—	(75,659)	—	—
Reissuance of treasury stock	—	(14,187)	11,261	—	—
Equity compensation	—	18,237	—	—	—
Defined benefit plan adjustments, net	—	—	—	14,561	—	14,561
Change in the liability for unrecognized tax benefits	—	—	—	—	85,522
Unrealized foreign currency translation adjustment	—	—	—	8,456	—	8,456
Other	—	—	—	(364)	—	(364)

Comprehensive loss	—	—	—	—	—	$(1,665,132)

Balance, December 31, 2007	$123,067	$316,649	$(2,266,364)	$70,675	$4,350,316

Net loss	—	—	—	—	(245,567)	$(245,567)
Change in unrealized investment gains and losses, net	—	—	—	(178,293)	—	(178,293)
Dividends declared	—	—	—	—	(8,159)
Common stock shares issued (note 11)	7,052	68,706	—	—	—
Repurchase of outstanding common shares	—	—	—	—	—
Reissuance of treasury stock (note 11)	—	(41,686)	1,989,491	—	(1,569,567)
Equity compensation	—	16,155	—	—	—
Unrealized foreign currency translation adjustment	—	—	—	(7,761)	—	(7,761)
Other	—	3,825	—	87	—	87

Comprehensive loss	—	—	—	—	—	$(431,534)

Balance, September 30, 2008	$130,119	$363,649	$(276,873)	$(115,292)	$2,527,023

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands of dollars)
Cash flows from operating activities:
Net loss	$(245,567)	$(203,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	7,736	8,556
Increase in deferred insurance policy acquisition costs	(9,019)	(7,562)
Depreciation and amortization	23,058	20,801
Increase in accrued investment income	(20,303)	(3,410)
Increase in reinsurance recoverable on loss reserves	(289,129)	(2,787)
Decrease in prepaid reinsurance premiums	1,165	1,064
Decrease (increase) in premium receivable	6,625	(14,797)
Decrease (increase) in real estate acquired	95,755	(25,522)
Increase in loss reserves	1,370,772	435,896
Decrease in premium deficiency reserve	(626,919)	—
Increase in unearned premiums	63,851	37,999
Decrease (increase) in income taxes recoverable	451,362	(310,010)
Equity (earnings) losses in joint ventures	(33,794)	384,158
Distributions from joint ventures	22,195	51,512
Realized gains	(16,456)	(152,156)
Other	91,637	33,734

Net cash provided by operating activities	892,969	254,085

Cash flows from investing activities:
Purchase of fixed maturities	(2,703,798)	(1,934,503)
Purchase of equity securities	(65)	(67)
Additional investment in joint ventures	(546)	(4,098)
Sale of investment in joint ventures	150,316	240,800
Note receivable from joint ventures	—	(50,000)
Proceeds from sale of fixed maturities	1,287,236	1,452,200
Proceeds from maturity of fixed maturities	324,093	261,162
Other	120,139	20,713

Net cash used in investing activities	(822,625)	(13,793)

Cash flows from financing activities:
Dividends paid to shareholders	(8,159)	(62,041)
(Repayment of) proceeds from note payable	(100,000)	300,000
Repayment of long-term debt	—	(200,000)
Net repayment of short-term debt	—	(82,110)
Net proceeds from convertible debentures	377,199	—
Reissuance of treasury stock	383,959	1,484
Repurchase of common stock	—	(75,659)
Common stock issued	75,758	2,098

Net cash provided by (used in) financing activities	728,757	(116,228)

Net increase in cash and cash equivalents	799,101	124,064
Cash and cash equivalents at beginning of period	288,933	293,738

Cash and cash equivalents at end of period	$1,088,034	$417,802

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
In the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly present our financial position and results of operations for the periods indicated. The results of operations for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.
New Accounting Standards
In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” The FSP clarifies the application of FASB Statement No. 157 “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Our fair value policies are consistent with the guidance in this FSP.
In June 2008 the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating the provisions of this FSP and do not believe it will have a material impact on our calculations of basic and diluted earnings per share.
In May 2008, the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. We are currently evaluating the impact of the adoption of FSP APB 14-1 on our financial position, results of operations and cash flows. At this time, we believe the adoption will result in a net-of-tax increase to our shareholders’ equity of approximately $63 million on January 1, 2009 and will result in a net-of-tax increase to interest expense of approximately $11 million for the year ended December 31, 2008 and $15 million annually thereafter, through April 1, 2013. These increases result from our Convertible Junior Subordinated Debentures discussed in Note 3.
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
Note 2 — Short- and long-term debt
We have a $300 million bank revolving credit facility, expiring in March 2010 that was amended in June 2008. In the third quarter of 2007, we drew the entire amount available under this facility. In July 2008, we repaid $100 million borrowed under this facility. The amount that we repaid remains available for re-borrowing pursuant to the terms of our credit agreement. At September 30, 2008 and December 31, 2007 $200 million and $300 million, respectively, was outstanding under this facility.
The credit facility, as amended in June 2008, effective July 1, 2008, requires us to maintain Consolidated Net Worth of no less than $2.00 billion at all times. However, if as of June 30, 2009, Consolidated Net Worth equals or exceeds $2.75 billion, then the minimum Consolidated Net Worth under the facility will be increased to $2.25 billion at all times from and after June 30, 2009. Consolidated Net Worth is generally defined in our credit agreement as the sum of our consolidated shareholders’ equity plus the aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063, currently $390 million. The credit facility also requires Mortgage Guaranty Insurance Corporation (“MGIC”) to maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulations (“MPP”). At September 30, 2008, these requirements were met. Our Consolidated Net Worth at September 30, 2008 was approximately $3.0 billion. At September 30, 2008 MGIC’s risk-to-capital was 12.3:1 and MGIC exceeded MPP by more than $1.6 billion. Risk-to-capital is expected to increase materially and both Consolidated Net Worth and the excess above MPP are expected to decline materially.
At September 30, 2008 and December 31, 2007 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve their corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholder’s equity of at least 15% of our consolidated shareholders equity.
The credit facility is filed as an exhibit to our March 31, 2005 Quarterly Report on Form 10-Q and the Indenture governing the Senior Notes is filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2000. The description of these instruments above is qualified by these exhibits. At September 30, 2008 and December 31, 2007, the fair value of the amount outstanding under the credit facility and Senior Notes was $529.7 million and $772.0 million, respectively.
Interest payments on all long-term and short-term debt were $29.8 million and $29.9 million for the nine months ended September 30, 2008 and 2007, respectively.
If (i) we fail to maintain any of the requirements under the credit facility discussed above, (ii) we fail to make a payment of principal when due under the credit facility or a payment of interest within five days after due under the credit facility, (iii)  we fail to make an interest payment when due under either series of our Senior Notes or (iv) our payment obligations under our Senior Notes are declared due and payable (including for one of the reasons noted in the following paragraph) and we are not successful in obtaining an agreement from banks holding a majority of the debt outstanding under the facility to change (or waive) the applicable requirement, then banks holding a majority of the debt outstanding under the facility would have the right to declare the entire amount of the outstanding debt due and payable.
If (i) we fail to meet any of the covenants of the Senior Notes discussed above, (ii) we fail to make a payment of principal of the Senior Notes when due or a payment of interest on the Senior Notes within thirty days after due or (iii) the debt under our bank facility is declared due and payable (including for one of the reasons noted in the previous paragraph) and we are not successful in obtaining an agreement from holders of a majority of the applicable series of Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of either series of our Senior Notes each would have the right to accelerate the maturity of that debt. In addition, the Trustee of these two issues of Senior Notes, which is also a lender under our bank credit facility, could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.
Note 3 — Convertible debentures and related derivatives

In March 2008 we completed the sale of $365 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. In April 2008, the initial purchasers exercised an option to purchase an additional $25 million aggregate principal amount of these debentures. The debentures were sold in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the debentures will be payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2008. As long as no event of default with respect to the debentures has occurred and is continuing, we may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures. Violations of the covenants under the Indenture governing the debentures, including covenants to provide certain documents to the trustee, are not events of default under the Indenture and would not allow the acceleration of amounts that we owe under the debentures. Similarly, events of default under, or acceleration of, any of our other obligations, including those described in “Note 2 — Short- and long-term debt” would not allow the acceleration of amounts that we owe under the debentures. However, violations of the events of default under the Indenture, including a failure to pay principal when due under the debentures and certain events of bankruptcy, insolvency or receivership involving our holding company would allow acceleration of amounts that we owe under the debentures.
The debentures rank junior to all of our existing and future senior indebtedness. The net proceeds of the debentures were approximately $377 million. A portion of the net proceeds of the debentures and a concurrent offering of common stock (see Note 11) was used to increase the capital of MGIC, our principal insurance subsidiary, in order to enable us to expand the volume of our new insurance written, and a portion will also be used for our general corporate purposes. Debt issuance costs are being amortized over the expected life of five years to interest expense.
We may redeem the debentures prior to April 6, 2013, in whole but not in part, only in the event of a specified tax or rating agency event, as defined in the indenture. In any such event, the redemption price will be equal to the greater of (1) 100% of the principal amount of the debentures being redeemed and (2) the applicable make-whole amount, as defined in the indenture, in each case plus any accrued but unpaid interest. On or after April 6, 2013, we may redeem the debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the debentures being redeemed plus any accrued and unpaid interest if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the debentures for at least 20 of the 30 trading days preceding notice of the redemption. We will not be able to redeem the debentures, other than in the event of a specified tax event or rating agency event, during an optional deferral period.
The debentures are currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. The initial conversion price represents a 20% conversion premium based on the $11.25 per share price to the public in our concurrent common stock offering. (See Note 11.)
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
At issuance approximately $52.8 million in face value of the convertible debentures could not be settled in our common shares without prior shareholder approval and thus required bifurcation of the embedded derivative related to those convertible debentures. The derivative value of $16.9 million was determined using the Black-Scholes model, and is treated as a discount on issuance of the convertible debentures and amortized over the expected life of five years to interest expense. Prior to shareholder approval, changes in the fair value of the derivative were reflected in our results of operations. Since the changes in fair value corresponded to changes in our stock price, a decrease in our stock price resulted in a decrease in the derivative liability. On the date of shareholder approval, June 27, 2008, the value of the derivative had decreased to $5.9 million. On this date the amount was re-classified from a liability to shareholders’ equity on the consolidated balance sheet, and subsequent changes in the fair value of the derivative will not be reflected on our financial statements. The change in fair value of the derivative from issuance to shareholder approval of approximately $11.0 million is included in other revenue on our statement of operations for the nine months ended September 30, 2008.
The Indenture governing the Convertible Debentures is filed as an exhibit to our March 31, 2008 Quarterly Report on Form 10-Q. The description of this Indenture is qualified by this exhibit. The fair value of the convertible debentures was approximately $291.6 million at September 30, 2008.
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
The reinsurance agreement is expected to provide claims-paying resources in catastrophic loss environments for new insurance written beginning April 1, 2008.
The agreement is accounted for under deposit accounting rather than reinsurance accounting, because under the guidance of SFAS 113 “Accounting for Reinsurance Contracts”, we concluded that the reinsurance agreement does not result in the reasonable possibility that the reinsurer will suffer a significant loss. The premium ceded to the reinsurer and the brokerage commission paid to an affiliate of the reinsurer, net of a profit commission to us, is recorded as reinsurance fee expense on our statement of operations. In non-catastrophic loss environments, we expect the net expense will be approximately 5% of net premiums earned on business covered by the agreement. The reinsurance fee for the three and nine months ended September 30, 2008 was approximately $0.6 million and $1.0 million, respectively.
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
In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce, which regulates insurance, we provided the Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the Minnesota Department of Commerce, and beginning in March 2008 that Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions. In June 2008, we received a subpoena from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the Minnesota Department of Commerce, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.
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
In the second, third and fourth quarters of 2008, complaints in five separate purported stockholder class action lawsuits were filed against us, several of our officers and an officer of C-BASS. The allegations in the complaints are generally that through these individuals we violated the federal securities laws by failing to disclose or misrepresenting C-BASS’s liquidity, the impairment of our investment in C-BASS, the inadequacy of our loss reserves and that we were not adequately capitalized. The collective time period covered by these lawsuits begins on October 12, 2006 and ends on February 12, 2008. The complaints seek damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaints. We believe, among other things, that the allegations in the complaints are not sufficient to prevent their dismissal and intend to defend against them vigorously. However, we are unable to predict the outcome of these cases or estimate our associated expenses or possible losses.
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
On June 1, 2007, as a result of an examination by the Internal Revenue Service (“IRS”) for taxable years 2000 through 2004, we received a Revenue Agent Report (“RAR”). The adjustments reported on the RAR substantially increase taxable income for those tax years and resulted in the issuance of an assessment for unpaid taxes totaling $189.5 million in taxes and accuracy-related penalties, plus applicable interest. We have agreed with the IRS on certain issues and paid $10.5 million in additional taxes and interest. The remaining open issue relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process may take some time and a final resolution may not be reached until a date many months or years into the future. On July 2, 2007, we made a payment of $65.2 million to the United States Department of the Treasury to eliminate the further accrual of interest. Although the resolution of this issue is uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolution of this matter differs materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the nine months ended September 30, 2008 and 2007.
Note 6 — Earnings per share
Our basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is based on the weighted average number of common shares outstanding. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include stock awards, stock options and the dilutive effect of our convertible debentures. In accordance with SFAS 128, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. For the three and nine months ended September 30, 2008 and 2007, our net loss is the same for both basic and diluted EPS. The following is a reconciliation of the weighted average number of shares; however for the three and nine months ended September 30, 2008 and 2007 common stock equivalents of 29.4 million and 21.0 million, 0.2 million and 0.4 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Weighted-average shares — Basic	123,834	80,786	110,647	81,480
Common stock equivalents	—	—	—	—

Weighted-average shares — Diluted	123,834	80,786	110,647	81,480

Note 7 — Fair value measurements
As discussed in Note 1, we adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008. Both standards address aspects of the expanding application of fair-value accounting. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition. For the three and nine month periods ended September 30, 2008, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.

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
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy a variety of inputs are utilized including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed throughout this process which includes reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security.
The values generated by this model are also reviewed for reasonableness and, in some cases, further analyzed for accuracy, which includes the review of other publicly available information. Securities whose fair value is primarily based on the use of our multidimensional pricing model are classified in Level 2 and include certain municipal and corporate bonds.
Assets and liabilities classified as Level 3 are as follows:
•	Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows utilizing data provided by the trustees.

•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

•	As discussed in Note 3 the derivative related to the outstanding debentures was valued using the Black-Scholes model. Remaining derivatives are valued internally, based on the present value of expected cash flows utilizing data provided by the trustees.
Fair value measurements for items measured at fair value included the following as of September 30, 2008:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(In thousands of dollars)
Assets
Securities available-for-sale	$6,639,843	$275,806	$6,335,273	$28,764
Real estate acquired (1)	49,443	—	—	49,443

Liabilities
Other liabilities (derivatives)	$—	$—	$—	$—

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.
For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2008 is as follows:

	Securities
	Available-	Real Estate	Other
	for-Sale	Acquired	Liabilities

	(In thousands of dollars)
Balance at June 30, 2008	$37,348	$64,619	$(22,157)
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(8,157)	—	—
Included in earnings and reported as other revenue	—	—	—
Included in earnings and reported as losses incurred, net	—	(837)	—
Included in other comprehensive income	(750)	—	—
Purchases, issuances and settlements	323	(14,339)	22,157
Transfers in/and or out of Level 3	—	—	—

Balance at September 30, 2008	$28,764	$49,443	$—

Amount of total gains (losses) included in earnings for the three months ended September 30, 2008 attributable to the change in unrealized gains (losses) on assets (liabilities) still held at September 30, 2008	$(6,278)	$(4,230)	$—

	Securities
	Available-	Real Estate	Other
	for-Sale	Acquired	Liabilities

	(In thousands of dollars)
Balance at January 1, 2008	$37,195	$145,198	$(12,132)
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(14,211)	—	—
Included in earnings and reported as other revenue	—	—	(6,823)
Included in earnings and reported as losses incurred, net	—	(18,595)	—
Included in other comprehensive income	2,793	—	—
Purchases, issuances and settlements	2,987	(77,160)	18,955
Transfers in/and or out of Level 3	—	—	—

Balance at September 30, 2008	$28,764	$49,443	$—

Amount of total gains (losses) included in earnings for the nine months ended September 30, 2008 attributable to the change in unrealized gains (losses) on assets (liabilities) still held at September 30, 2008	$(12,156)	$(12,388)	$—

For the three and nine months ended September 30, 2008 we recognized “other than temporary” impairments on our investment portfolio of approximately $31.7 million and $40.2 million, respectively. There were no “other than temporary” impairments recognized in 2007.
Note 8 — Comprehensive income
Our total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands of dollars)
Net loss	$(113,274)	$(372,469)	$(245,567)	$(203,391)
Other comprehensive (loss) income	(126,219)	33,216	(185,967)	(21,498)

Total comprehensive loss	$(239,493)	$(339,253)	$(431,534)	$(224,889)

Other comprehensive (loss) income (net of tax):
Change in unrealized gains and losses on investments	$(110,989)	$30,325	(178,293)	(29,253)
Other	(15,230)	2,891	(7,674)	7,755

Other comprehensive (loss) income	$(126,219)	$33,216	$(185,967)	$(21,498)

At September 30, 2008, accumulated other comprehensive loss of ($115.3) million included ($112.4) million of net unrealized losses on investments, $0.3 million relating to a foreign currency translation adjustment, and ($3.2) million relating to defined benefit plans, all net of tax. At December 31, 2007, accumulated other comprehensive income of $70.7 million included $65.9 million of net unrealized gains on investments, ($3.2) million relating to defined benefit plans, $8.5 million relating to foreign currency translation adjustment and ($0.5) million relating to the accumulated other comprehensive loss of our joint venture investments.
Note 9 — Benefit Plans
The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended
	September 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2008	2007	2008	2007
	(In thousands of dollars)
Service cost	$2,303	$2,527	$1,055	$753
Interest cost	3,643	3,137	1,304	683
Expected return on plan assets	(4,869)	(4,479)	(942)	(844)
Recognized net actuarial loss	141	288	—	(52)
Amortization of transition obligation	—	—	70	70
Amortization of prior service cost	170	141	—	—

Net periodic benefit cost	$1,388	$1,614	$1,487	$610

	Nine Months Ended
	September 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2008	2007	2008	2007
	(In thousands of dollars)
Service cost	$6,375	$7,535	$2,831	$2,533
Interest cost	10,307	9,169	3,662	2,907
Expected return on plan assets	(14,479)	(13,219)	(2,824)	(2,452)
Recognized net actuarial loss	369	414	—	—
Amortization of transition obligation	—	—	212	212
Amortization of prior service cost	512	423	—	—

Net periodic benefit cost	$3,084	$4,322	$3,881	$3,200

In October 2008 we amended our postretirement benefit plan under which we provide both medical and dental benefits for our retired employees and their spouses. Under this plan retirees pay a premium for these benefits. The amendment, which is effective January 1, 2009, includes the termination of benefits provided to retirees once they reach the age of 65. This amendment will significantly reduce our accumulated postretirement benefit obligation. The amendment will also reduce our net periodic benefit cost in future periods beginning with calendar year 2009. (The 2008 net periodic benefits costs in the tables above are not affected by the amendment.) We previously disclosed in our financial statements for the year ended December 31, 2007 that we expected to contribute approximately $9.3 million and $3.0 million, respectively, to our pension and postretirement plans in 2008. Since the amendment to the postretirement plan will reduce our accumulated benefit obligation we will not be funding that plan in 2008. In October 2008 we contributed approximately $15 million to the pension plan.
Note 10 — Joint Ventures
In August 2008 we sold our entire interest in Sherman Financial Group LLC (“Sherman”) to Sherman. Our interest sold represented approximately 24.25% of Sherman’s equity. The sale price paid was $124.5 million in cash and by delivery of Sherman’s unsecured promissory note in the principal amount of $85 million (the “Note”). The scheduled maturity of the Note is February 13, 2011 and it bears interest, payable monthly, at the annual rate equal to three-month LIBOR plus 500 basis points. The Note is issued under a Credit Agreement, dated August 13, 2008, between Sherman and MGIC.
At the time of sale the note had a fair value of $69.5 million (18.25% discount to par). The fair value was determined by comparing the terms of the Note to the discounts and yields on comparable bonds. The fair value was also discounted for illiquidity and lack of ratings. The discount will be amortized to interest income over the life of the Note. The gain recognized on the sale was $62.8 million, and is included in realized investment gains on the statement of operations for the three and nine months ended September 30, 2008.

As a result of the sale we are entitled to an additional cash payment if by approximately early March 2009 Sherman or certain of its management affiliates enter into a definitive agreement covering a transaction involving the sale or purchase of interests in Sherman in which the fair value of the consideration reflects a value of Sherman over $1 billion plus an additional amount. The additional amount is $33 million if a definitive agreement had been entered into by early September 2008 and increases by $11 million for each monthly period that elapses after early September 2008 until a monthly period beginning in early February 2009, when the additional amount is $100 million. A qualifying purchase or sale transaction must close for us to be entitled to an additional payment.
In connection with the sale we waived, effective at the time at which the Note is paid in full, our right to any contingent consideration for the sale of the interests in Sherman that we sold in September 2007 to an entity owned by the management of Sherman. Under that sale, we are entitled to an additional cash payment if the purchaser’s after-tax rate of return on the interests purchased exceeds a threshold that equates to an annual return of 16%.
For additional information regarding the sale of our interest please refer to our Current Report on Form 8-K filed on August 14, 2008.
Note 11 — Shareholders’ equity
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
In June 2008 our shareholders approved an amendment to our Articles of Incorporation that increased the number of authorized shares of common stock from 300 million to 460 million.

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
     As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007. We refer to this Discussion as the “10-K MD&A.” In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the delinquency table under “Results of Consolidated Operations-Losses-Losses Incurred”. The discussion of our business in this document generally does not apply to our international operations which began in 2007, are conducted only in Australia and are immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see “We may not be able to realize benefits from our international initiative” in Exhibit 99 to this Report.
Forward Looking Statements
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
Outlook
     We believe the mortgage insurance industry will experience material losses on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on the direction of home prices in California, Florida and other distressed markets, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, we cannot predict with confidence what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Our view of potential losses on these books has trended upward since the first quarter of 2008, including since the time at which we finalized our Form 10-Q for the second quarter of this year.

     The Office of the Commissioner of Insurance of Wisconsin is MGIC’s principal insurance regulator. To assess a mortgage guaranty insurer’s capital adequacy, Wisconsin’s insurance regulations require that a mortgage guaranty insurance company maintain “policyholders position” of not less than a minimum computed under a formula. Policyholders position is the insurer’s net worth, contingency reserve and a portion of the reserves for unearned premiums, with credit given for authorized reinsurance. The minimum required by the formula (“MPP”) depends on the insurance in force and whether the loans insured are primary insurance or pool insurance and further depends on the LTV ratio of the individual loans and their coverage percentage (and in the case of pool insurance, the amount of any deductible). If a mortgage guaranty insurer does not meet MPP it cannot write new business until its policyholders position meets the minimum.
     Some states that regulate us have provisions that limit the risk-to-capital ratio (see “Liquidity and Capital Resources—Risk to Capital”) of a mortgage guaranty insurance company to 25:1. If an insurance company’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit.
     At September 30, 2008, MGIC exceeded MPP by more than $1.6 billion, and we exceeded MPP by $1.8 billion on a combined basis. At September 30, 2008 MGIC’s risk-to-capital was 12.3:1 and our risk-to-capital was 13.9:1 on a combined basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.)
     Because the factors that will affect our future losses are subject to significant uncertainty, we cannot predict with confidence the level of our future losses. However, if recent loss trends continue MGIC’s policyholders position would decline and its risk-to-capital would increase beyond the levels necessary to meet regulatory requirements. Depending on the level of future losses, this could occur before the end of 2009.
     Our estimated loss reserves reflect loss mitigation from rescissions using only the rate at which we have rescinded claims during recent periods, as discussed under “Results of Consolidated Operations—Losses—Losses Incurred". In light of the number of claims investigations we are pursuing, we expect our current rescission rate to increase materially, although if the insured disputes our right to rescind a claim, whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. Our estimated loss reserves also do not take account of the effect of potential benefits that might be realized from loan modification programs. Our MPP and risk-to-capital have historically been computed based on risk in force that is not reduced for loss reserves established for known delinquencies even though our policyholders position is reduced for those delinquencies. See “Liquidity and Capital Resources—Risk to Capital.” To the extent our risk in force could be reduced for such loss reserves and the reduction were consistent with regulatory requirements, we may be able to defer the time at which we would not meet regulatory levels of MPP or risk-to-capital. While these items, if they in fact occur, would reduce the amount by which MPP and risk-to-capital would not meet regulatory requirements, we have not quantified their effect and cannot determine the amount of any such reduction.
     We are considering options to obtain additional capital, which could occur through the sale of equity or debt securities and/or reinsurance. We cannot predict whether we will be successful in raising additional capital from any source but any sale of additional securities could dilute substantially the interest of existing shareholders.

     An inability to write new business does not mean that we do not have sufficient resources to pay claims. We believe we have more than adequate resources to pay claims on our insurance in force, even in scenarios in which losses materially exceed those that would result in not meeting MPP and risk-to-capital requirements. Our claims paying resources principally consist of our investment portfolio, captive reinsurance trust funds and future premiums on our insurance in force, net of premiums ceded to captive and other reinsurers.
     At October 31, 2008, we had approximately $391 million in short-term investments at our holding company. Our holding company’s obligations include $1.090 billion in indebtedness. See Notes 2 and 3 of the Notes to the Consolidated Financial Statements contained elsewhere in this Form 10-Q for additional information about this indebtedness. See “Liquidity and Capital Resources — Holding Company Capital Resources” for information about restrictions on MGIC’s payment of dividends to our holding company. Historically, these dividends have been the principal source of our holding company’s cash inflow.
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
     In September the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted. Included in this legislation is the Troubled Assets Relief Program (“TARP”) which, among other provisions, allows mortgage assets to be purchased by the federal government from financial institutions. To the extent assets are acquired or controlled by a government agency such agency must implement a plan that seeks to maximize assistance to homeowners to minimize foreclosures. Some lenders have agreed to modify certain loans that are currently delinquent or are at risk to become delinquent. There can be no assurance that current, or future, legislation or agreements to modify loans, should they occur, will materially reduce the level of delinquencies and claims we are currently experiencing or could experience in the future.
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
     Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors. First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results.
•	Underwriting and other expenses
     The majority of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.”
•	Interest expense

     Interest expense reflects the interest associated with our debt obligations. Our long-term debt obligations at September 30, 2008 include our $300 million of 5.375% Senior Notes due in November 2015, $200 million of 5.625% Senior Notes due in September 2011, $200 million outstanding under a credit facility expiring in March 2010 and $390 million in convertible debentures due in 2063, as discussed in “Note 2. Short- and long-term debt” and “Note 3. Convertible debentures and related derivatives” to our consolidated financial statements and under “Liquidity and Capital Resources” below.
•	Income (loss) from joint ventures
     Our results of operations are also affected by the results of our joint ventures, which are accounted for under the equity method. Historically, joint venture income principally consisted of the aggregate results of our investment in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC, C-BASS, and Sherman Financial Group LLC. In 2007, joint venture losses included an impairment charge equal to our entire equity interest in C-BASS, as well as equity losses incurred by C-BASS in the fourth quarter that reduced the carrying value of our $50 million note from C-BASS to zero. As a result, beginning in the first quarter of 2008, our joint venture income principally consisted of income from Sherman. In the third quarter of 2008, we sold our entire interest in Sherman to Sherman. As a result, beginning in the fourth quarter of 2008, we expect that our joint venture income will be less material to our results of operations. Our income (loss) from joint ventures also includes certain tax credit investments, accounted for in accordance with the equity method of accounting, of an immaterial amount.
     Please refer to our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008 for a description of the historical business activities of Sherman.
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
     2008 Third Quarter Results
     Our results of operations in the third quarter of 2008 were principally affected by:

•	Premiums written and earned
     Premiums written and earned during the third quarter of 2008 increased compared to the same period in 2007. The increase in premiums resulted from the continued increase in the average insurance in force; however the effect of the higher in force has been somewhat offset by lower average premium yields due to a shift in the mix of new writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates.
•	Investment income
     Investment income in the third quarter of 2008 was higher when compared to the same period in 2007 due to an increase in the average amortized cost of invested assets, offset by a decrease in the pre-tax yield.
•	Realized gains
     Realized gains for the third quarter of 2008 included $62.8 million from the sale of our remaining interest in Sherman, which was offset by “other than temporary” impairments on our investment portfolio of approximately $31.7 million and realized losses on sales of investments of $3.2 million. Realized gains in the third quarter of 2007 included a $162.9 million pre-tax gain on the sale of a portion our interest in Sherman.
•	Losses incurred
     Losses incurred for the third quarter of 2008 significantly increased compared to the same period in 2007 primarily due to a significant increase in the default inventory, offset by a smaller increase in the estimates regarding how much will be paid on claims, or severity, and a decrease in the estimates regarding how many delinquencies will result in a claim, or claim rate, when compared to the same period in 2007. The default inventory increased by approximately 23,700 delinquencies in the third quarter of 2008, compared to an increase of approximately 10,200 in the third quarter of 2007. The continued increase in estimated severity was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties due to slowing home price appreciation or home price declines in some areas. The decrease in estimated claim rate for the quarter was primarily due to an increase in mitigation from rescissions and denials for misrepresentation, ineligibility and policy exclusions.
•	Premium deficiency
     During the third quarter of 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $204 million from $788 million, as of June 30, 2008, to $584 million as of September 30, 2008. The $584 million premium deficiency reserve as of September 30, 2008 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
•	Underwriting and other expenses

     Underwriting and other expenses for the third quarter of 2008 decreased when compared to the same period in 2007. The decrease reflects our lower volumes of new insurance written as well as a focus on expenses in difficult market conditions. Also, the third quarter of 2007 included $11.3 million in one-time expenses associated with a terminated merger.
•	Interest expense
     Interest expense for the third quarter of 2008 increased when compared to the same period in 2007. The increase reflects the issuance of our convertible debentures in March and April of 2008.
•	Income from joint ventures
     Income from joint ventures, net of tax, was $3.3 million compared to a loss from joint ventures, net of tax, of $290.6 million for the same period last year. The loss from joint venture in the third quarter of 2007 was due primarily to the impairment of our investment in C-BASS. In the third quarter of 2008 we sold our remaining interest in Sherman. The gain on the sale of our interest is included in realized gains on our statements of operations.

Results of Consolidated Operations
New insurance written
     The amount of our primary new insurance written during the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ billions)
NIW — Flow Channel	$9.7	$19.7	$41.2	$47.3
NIW — Bulk Channel	—	1.4	1.6	5.5

Total Primary NIW	$9.7	$21.1	$42.8	$52.8

Refinance volume as a % of primary flow NIW	12%	21%	27%	23%
     The decrease in new insurance written on a flow basis in the third quarter and first nine months of 2008, compared to the same periods in 2007, was primarily due to changes in our underwriting guidelines discussed below, as well as a decrease in the total mortgage origination market and greater usage of FHA insurance programs as an alternative to mortgage insurance. For a discussion of new insurance written through the bulk channel, see “Bulk transactions” below.
     We anticipate our flow new insurance written for the full year 2008 to be significantly below the level written in 2007, due to changes in our underwriting guidelines discussed below as well as premium rate increases implemented during 2008. We also anticipate that our flow new insurance written in the fourth quarter of 2008 will be below the level in the third quarter of 2008 for these same reasons. Our level of new insurance written could also be affected by other items, as noted in our Risk Factors, which are an integral part of this Management’s Discussion and Analysis.
     As we had disclosed for some time in our Risk Factors, the percentage of our volume written on a flow basis that includes segments we view as having a higher probability of claim continued to increase through 2007. In particular, the percentage of our flow new insurance written with loan-to-value ratios greater than 95% grew to 42% in 2007, compared to 34% in 2006. For the third quarter of 2008 the percentage of our flow new insurance written with loan-to-value ratios greater than 95% declined to 7%, compared to 44% for the same period a year ago. For the first nine months of 2008 the percentage with loan-to-value ratios greater than 95% was 20%, compared to 43% for the same period in 2007.
     We continue to implement changes to our underwriting guidelines that are designed to improve the credit risk profile of our new insurance written. The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk. We are also implementing premium rate increases. Several underwriting guidelines and premium rate changes were implemented during 2008, although a significant portion of our new business in the first quarter of 2008 was committed to prior to the effective date of these changes.
Cancellations and insurance in force
     New insurance written and cancellations of primary insurance in force during the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	($ billions)
NIW	$9.7	$21.1	$42.8	$52.8
Cancellations	(7.9)	(10.6)	(26.3)	(32.7)

Change in primary insurance in force	$1.8	$10.5	$16.5	$20.1

     Direct primary insurance in force was $228.2 billion at September 30, 2008 compared to $211.7 billion at December 31, 2007 and $196.6 billion at September 30, 2007.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Our persistency rate (percentage of insurance remaining in force from one year prior) was 82.1% at September 30, 2008, an increase from 76.4% at December 31, 2007 and 74.0% at September 30, 2007. These persistency rate improvements reflect the more restrictive credit policies of lenders (which make it more difficult to refinance loans), as well as the declining rate of home price appreciation in some markets and declines in housing values in other markets.
Bulk transactions
     New insurance written for bulk transactions was zero and $1.6 billion, respectively, for the third quarter and first nine months of 2008 compared to $1.4 billion and $5.5 billion, respectively, for the third quarter and first nine months of 2007. The decrease in bulk writings was primarily due to our decision in the fourth quarter of 2007 to stop insuring Wall Street bulk transactions. The majority of the bulk business in 2008 was lender paid transactions that included high quality prime loans and the remainder was bulk business with the GSEs, which also included prime loans. We expect new insurance written for bulk transactions in 2008 and thereafter to be significantly lower than the $16.0 billion average volume written through the bulk channel during the previous three years. Wall Street bulk transactions represented approximately 41%, 66% and 89% of our new insurance written for bulk transactions during 2007, 2006 and 2005, respectively, and at September 30, 2008 included approximately

122,700 loans with insurance in force of approximately $20.7 billion and risk in force of approximately $6.1 billion, which is approximately 64% of our bulk risk in force.
Pool insurance
     In addition to providing primary insurance coverage, we also insure pools of mortgage loans. New pool risk written during the three months ended September 30, 2008 and 2007 was $41 million and $64 million, respectively. Our direct pool risk in force was $2.2 billion, $2.8 billion and $3.0 billion at September 30, 2008, December 31, 2007 and September 30, 2007, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at September 30, 2008, December 31, 2007 and September 30, 2007, for $2.7 billion, $4.1 billion and $4.2 billion, respectively, of risk without these limits, risk in force is calculated at $306 million, $475 million and $474 million, respectively. For the three months ended September 30, 2008 and 2007 for $1 million and $9 million, respectively, of risk without contractual aggregate loss limits, new risk written under this model was $0.1 million and $0.5 million, respectively.
     New pool risk written during the nine months ended September 30, 2008 and 2007 was $142 million and $151 million, respectively. Under the model described above, for the nine months ended September 30, 2008 and 2007 for $23 million and $24 million, respectively, of risk without contractual aggregate loss limits, new risk written during those periods was calculated at $1 million and $1 million, respectively.
Net premiums written and earned
     Net premiums written and earned during the third quarter and first nine months of 2008 increased compared to the same periods in 2007. The average insurance in force continued to increase, however the effect of the higher in force has been somewhat offset by lower average premium yields due to a shift in the mix of new writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates. We expect our average insurance in force to continue to be higher in 2008, compared to 2007, with our insurance in force balance to begin to stabilize or decrease slightly through the remainder of 2008. The decrease in the total mortgage origination market has also been coupled with greater usage of FHA insurance programs as an alternative to mortgage insurance.
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
Risk sharing arrangements
     For the three months ended June 30, 2008, approximately 34.3% of our flow new insurance written was subject to arrangements with captives or risk sharing arrangements with the GSEs compared to 47.7% for the year ended December 31, 2007 and 46.7% for the three months ended June 30, 2007. The percentage of new insurance written covered by these arrangements is shown only for the period ended June 30, 2008 because this percentage normally increases after the end of a quarter. Such increases can be caused by, among other things, the transfer of a loan in the secondary market, which can result in a mortgage insured during a quarter becoming part of a risk sharing arrangement in a subsequent quarter. New insurance written through the bulk channel is not subject to risk sharing arrangements. Premiums ceded in these arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
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
     In September 2008 we announced that effective January 1, 2009 we will no longer cede new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. Quota share reinsurance arrangements are not affected by this announcement. During 2008, a number of our captive arrangements have either been terminated (in a termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to MGIC) or placed into run-off (in a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans).
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
     The agreement is accounted for under deposit accounting rather than reinsurance accounting, because under the guidance of SFAS 113 “Accounting for Reinsurance Contracts”, we concluded that the reinsurance agreement does not result in the reasonable possibility that the reinsurer will suffer a significant loss. The premium ceded to the reinsurer and the brokerage commission paid to an affiliate of the reinsurer, net of a profit commission to us, is recorded as reinsurance fee expense on our statement of operations. In non-catastrophic loss environments, we expect the net expense will be approximately 5% of net premiums earned on business covered by the agreement. The reinsurance fee for the third quarter and first nine months of 2008 is separately shown in the statements of operations.

Investment income
     Investment income for the third quarter and first nine months of 2008 increased when compared to the same periods in 2007 due to an increase in the average amortized cost of invested assets, offset by a decrease in the average investment yield. The portfolio’s average pre-tax investment yield was 4.05% at September 30, 2008 and 4.70% at September 30, 2007. The portfolio’s average after-tax investment yield was 3.61% at September 30, 2008 and 4.15% at September 30, 2007. Assuming shorter-term yields remain at their current levels, we expect the investment yield will continue to decline because we are investing available funds in shorter maturities so that they will be available for claim payments without the need to obtain the necessary funds through sales of our fixed income investments.
Realized gains
     Realized gains for the third quarter of 2008 included $62.8 million from the sale of our remaining interest in Sherman, which was offset by realized losses and “other than temporary” impairment charges of $34.9 million on our fixed income investments including Fannie Mae, Freddie Mac, Lehman Brothers and AIG. Realized gains for the third quarter of 2007 included $162.9 million from the sale of a portion of our interest in Sherman.
     Realized gains for the first nine months of 2008 included $62.8 million from the sale of our remaining interest in Sherman, which was offset by “other than temporary” impairments on our investment portfolio of approximately $40.2 million and realized losses on sales of investments. Realized gains for the first nine months of 2007 included $162.9 million from the sale of a portion of our interest in Sherman offset by realized losses. There were no “other than temporary” impairments in the first nine months of 2007.
Other revenue
     Other revenue for the third quarter of 2008 increased when compared to the same period in 2007. The increase in other revenue was primarily the result of other non-insurance operations. Other revenue for the first nine months of 2008 increased slightly compared to the same period in 2007. The increase was primarily due to a slight increase in contract underwriting fees.
Losses
     As discussed in “—Critical Accounting Policies” in the 10-K MD&A, and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due. Loss reserves are established by our estimate of the number of loans in our inventory of delinquent loans that will not cure their delinquency and thus result in a claim, which is referred to as the claim rate (historically, a substantial majority of delinquent loans have eventually cured), and further estimating the amount that we will pay in claims on the loans that do not cure, which is referred to as claim severity.

     Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could adversely affect the ability of borrowers to cure their defaults through the sale of their homes or influence the willingness of borrowers who have resources to cure their defaults to do so. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.
     Our estimates could also be positively affected by government efforts to assist current borrowers in refinancing to new loan instruments, assisting delinquent borrowers and lenders in modifying their mortgage notes into something more affordable, and forestalling foreclosures. In addition private company efforts such as the HOPE NOW program, the Bank of America (Countrywide) settlement and JP Morgan Chase loan modification program may have a positive impact on our loss development. However, all of these efforts are in their early stages and therefore we are unsure of their magnitude or the benefit to us or our industry, and as a result they are not factored into our current reserving.
Losses incurred
     Losses incurred for the third quarter of 2008 significantly increased compared to the same period in 2007 primarily due to a significant increase in the default inventory offset by a smaller increase in estimated severity, as well as a decrease in estimated claim rate, when each are compared to the same period in 2007. The default inventory increased by approximately 23,700 delinquencies in the third quarter of 2008, compared to an increase of approximately 10,200 in the third quarter of 2007. The continued increase in estimated severity was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties due to slowing home price appreciation or home price declines in some areas. The increase was less substantial than the increase experienced during the third quarter of 2007. The decrease in estimated claim rate for the quarter was primarily due to an increase in mitigation from rescissions and denials for misrepresentation, ineligibility and policy exclusions. This decrease in estimated claim rate is based on recent historical experience and does not take into account any potential benefits of mitigation programs that are in their early stages for which we have no data on historical performance.
     Losses incurred for the first nine months of 2008 significantly increased compared to the same period in 2007 primarily due to increases in the default inventory, offset by a slight decrease in the claim rate, when each of these items is compared to the same period in 2007. The default inventory increased by approximately 44,800 delinquencies in the first nine months of 2008, compared to an increase of approximately 12,200 in the first nine months of 2007.

     Our loss estimates are established based upon historical experience. We continue to experience increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 6,900 as of December 31, 2007 to 8,500 as of March 31, 2008, 10,200 as of June 30, 2008 and 12,000 as of September 30, 2008. Our Florida delinquencies increased from 12,500 as of December 31, 2007 to 15,600 as of March 31, 2008, 19,400 as of June 30, 2008 and 23,800 as of September 30, 2008. The average claim paid on California loans was more than twice as high as the average claim paid for the remainder of the country.
     We believe that the foregoing trends will likely continue in the fourth quarter of 2008, resulting in a higher level of incurred losses in 2008, compared to 2007. These trends may also continue beyond 2008.
     As discussed under “—Risk Sharing Arrangements”, a portion of our flow new insurance written is subject to reinsurance arrangements with captives. The majority of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder are quota share agreements. As discussed under “Risk Sharing Arrangements” effective January 1, 2009 we will no longer cede new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss, which is typically between 4% and 5%, the captives are responsible for the second aggregate layer of loss, which is typically 5% or 10%, and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically ranged from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%. As noted under “Risk Sharing Arrangements” based on changes to the GSE requirements, beginning June 1, 2008 our captive arrangements, both aggregate excess of loss and quota share, are limited to a 25% cede rate.
     Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited in the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account. However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. In the event that the captives’ incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we intend to terminate the captive agreement, assume the captives obligations, transfer the amount in the trust accounts to us, and retain all future premium payments. However, if the captive would challenge our right to do so, the matter would be determined by arbitration. The total fair value of the trust fund assets under these agreements at September 30, 2008 exceeded $790 million.

     In the third quarter and first nine months of 2008 the captive arrangements reduced our losses incurred by approximately $157 million and $306 million, respectively. We anticipate that the reduction in losses incurred will continue at this level in the fourth quarter of 2008.
     Information about the composition of the primary insurance default inventory at September 30, 2008, December 31, 2007 and September 30, 2007 appears in the table below.

	September 30,	December 31,	September 30,
	2008	2007	2007
Total loans delinquent (1)	151,908	107,120	90,829
Percentage of loans delinquent (default rate)	10.20%	7.45%	6.63%

Prime loans delinquent (2)	76,110	49,333	41,412
Percentage of prime loans delinquent (default rate)	6.25%	4.33%	3.86%

A-minus loans delinquent (2)	28,384	22,863	19,918
Percentage of A-minus loans delinquent (default rate)	25.93%	19.20%	17.35%

Subprime credit loans delinquent (2)	12,705	12,915	12,186
Percentage of subprime credit loans delinquent (default rate)	39.62%	34.08%	30.65%

Reduced documentation loans delinquent (3)	34,709	22,009	17,313
Percentage of reduced doc loans delinquent (default rate)	26.75%	15.48%	12.14%

(1)	At September 30, 2008 and December 31, 2007, 42,899 and 39,704 loans in default, respectively, related to Wall Street bulk transactions.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by MGIC as “full documentation.” Based in part on information provided by the GSEs, MGIC estimates full documentation loans of this type were approximately 4% of 2007 NIW. Information for other periods is not available. MGIC understands these AU systems grant such doc waivers for loans they judge to have higher credit quality. To the extent the percentage of loans judged to have higher credit quality increases, the percentage of such doc waivers would also be expected to increase.
     In the second quarter of 2008 a large servicer changed their methodology for reporting delinquencies to us and the industry for loans greater than 12 months old. Under the new methodology this servicer is now reporting delinquencies to us sooner than they had historically and is now reporting consistent with substantially all other servicers. As a result of this change the servicer reported approximately 4,400 more delinquencies to us in the second quarter, which represented 30% of our total increase in delinquencies for that quarter. Because our reserves for estimated losses include loans that are delinquent but not yet reported to us by servicers within our incurred but not reported, or IBNR reserves, this change by the servicer did not have any effect on our overall loss reserves.

     The pool notice inventory increased from 25,224 at December 31, 2007 to 29,916 at September 30, 2008; the pool notice inventory was 22,031 at September 30, 2007.
     The average primary claim paid for the third quarter of 2008 was $53,930 compared to $39,021 for the same period in 2007. The average primary claim paid for the first nine months of 2008 was $52,737 compared to $34,541 for the same period in 2007. We expect the average primary claim paid to continue to increase in the fourth quarter of 2008 and beyond. We expect these increases will be driven by our higher average insured loan sizes as well as decreases in our ability to mitigate losses through the sale of properties in some geographical regions, as certain housing markets, like California and Florida, continue to be weak.
     The average claim paid for the top 5 states (based on 2008 losses paid) for the three and nine months ended September 30, 2008 and 2007 appears in the table below.
Average claim paid

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
California	$116,058	$96,817	$116,641	$85,103
Florida	68,810	59,412	69,886	47,481
Michigan	36,067	36,287	36,918	35,212
Ohio	30,733	31,955	33,098	31,493
Arizona	64,170	59,984	69,900	50,123
Other states	43,850	35,116	43,022	32,147

All states	$53,930	$39,021	$52,737	$34,541
     The average loan size of our insurance in force at September 30, 2008, December 31, 2007 and September 30, 2007 appears in the table below.

	September 30,	December 31,	September 30,
Average loan size	2008	2007	2007
Total insurance in force	$153,290	$147,308	$143,460
Prime (FICO 620 & >)	150,040	141,690	136,740
A-Minus (FICO 575-619)	133,090	133,460	131,580
Subprime (FICO < 575)	121,990	124,530	125,030
Reduced doc (All FICOs)	208,660	209,990	208,690
     The average loan size of our insurance in force at September 30, 2008, December 31, 2007 and September 30, 2007 for the top 5 states (based on 2008 losses paid) appears in the table below.

	September 30,	December 31,	September 30,
Average loan size	2008	2007	2007
California	$293,425	$291,578	$284,361
Florida	180,475	178,063	174,635
Michigan	120,982	119,428	118,577
Ohio	115,779	113,276	112,156
Arizona	190,673	185,518	179,870
All other states	147,699	141,297	146,642
     Information about net paid claims during the three and nine months ended September 30, 2008 and 2007 appears in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
Net paid claims ($ millions)	2008	2007	2008	2007
Prime (FICO 620 & >)	$131	$87	$412	$229
A-Minus (FICO 575-619)	54	43	195	113
Subprime (FICO < 575)	32	26	108	68
Reduced doc (All FICOs)	94	54	317	112
Other	23	24	72	72

Direct losses paid	334	234	1,104	594
Reinsurance	(4)	(2)	(18)	(8)

Net losses paid	$330	$232	$1,086	$586

     Primary claims paid for the top 15 states (based on 2008 losses paid) and all other states for the three and nine months ended September 30, 2008 and 2007 appear in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
Paid claims by state ($ millions)	2008	2007	2008	2007
California	$81.9	$26.1	$256.1	$38.6
Florida	32.6	10.0	98.6	16.9
Michigan	20.8	25.7	77.3	71.8
Ohio	12.2	18.6	47.6	55.1
Arizona	15.9	3.0	45.3	4.4
Illinois	11.9	10.1	39.3	24.6
Georgia	8.9	8.0	38.3	25.3
Texas	10.9	12.1	37.6	37.8
Nevada	12.0	3.7	34.8	6.2
Minnesota	8.6	9.7	34.4	23.2
Colorado	6.4	7.9	26.0	23.2
Virginia	7.9	3.4	24.9	6.9
Massachusetts	5.9	8.0	23.0	15.5
Indiana	5.7	8.8	20.0	25.1
Maryland	5.1	1.9	17.9	3.0
Other states	64.3	53.0	210.9	144.4

	311.0	210.0	1,032.0	522.0
Other (Pool, LAE, Reinsurance)	19.0	22.0	54.0	64.0

	$330.0	$232.0	$1,086.0	$586.0

     The default inventory in those same states at September 30, 2008, December 31, 2007 and September 30, 2007 appears in the table below.

	September 30,	December 31,	September 30,
Default inventory by state	2008	2007	2007
California	12,037	6,925	5,314
Florida	23,799	12,548	8,733
Michigan	8,672	7,304	6,755
Ohio	7,637	6,901	6,289
Arizona	4,776	2,170	1,508
Illinois	7,586	5,435	4,593
Georgia	6,283	4,623	3,883
Texas	8,634	7,103	6,287
Nevada	2,865	1,338	918
Minnesota	3,205	2,478	2,183
Colorado	1,996	1,534	1,392
Virginia	2,782	1,760	1,390
Massachusetts	2,260	1,596	1,381
Indiana	4,832	3,763	3,483
Maryland	2,624	1,595	1,213
Other states	51,920	40,047	35,507

	151,908	107,120	90,829

     The rate at which claims are received and paid has slowed due to various state and lender foreclosure moratoriums, servicing delays, fraud investigations by us, our pursuit of mitigation opportunities and a lack of capacity in the court systems. We anticipate that net paid claims for 2008 will approximate $1.5 billion, which is below our previously disclosed range of $1.8 billion to $2.0 billion due to the slower rate at which claims are currently being received and paid.
     As of September 30, 2008, 77% of our primary insurance in force was written subsequent to December 31, 2004. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.
Premium deficiency
     During the third quarter of 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $204 million from $788 million, as of June 30, 2008, to $584 million as of September 30, 2008. During the first nine months of 2008 the premium deficiency reserve on Wall Street bulk transaction declined by $627 million from $1,211 million as of December 31, 2007. The $584 million premium deficiency reserve as of September 30, 2008 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
     The components of the premium deficiency reserve at December 31, 2007, June 30, 2008 and September 30, 2008 appears in the table below.

	December 31,	June 30,	September 30,
	2007	2008	2008
		($ millions)
Present value of expected future premium	$901	$829	$724

Present value of expected future paid losses and expenses	(3,561)	(3,263)	(3,116)

Net present value of future cash flows	(2,660)	(2,434)	(2,392)

Established loss reserves	1,449	1,646	1,808

Net deficiency	$(1,211)	$(788)	$(584)

     Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors. First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results. The decrease in the premium deficiency reserve for the three months ended September 30, 2008 was $204 million, which represents the net result of actual premiums, losses and expenses offset by $85 million change in assumptions primarily related to lower estimated ultimate premiums. The decrease in the premium deficiency reserve for the nine months ended September 30, 2008 was $627 million, which represents the net result of actual premiums, losses and expenses offset by $115 million change in assumptions primarily related to lower estimated ultimate premiums and higher estimated ultimate losses.
     After the end of the third quarter, we performed a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency reserve described above. That analysis concluded that, as of September 30, 2008, there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.
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
     As is the case with our loss reserves (See ‘Critical Accounting Policies’ in our 10-K MD&A), the severity of claims and claim rates, as well as persistency for the premium deficiency calculation, are likely to be affected by external events, including actual economic conditions. However, our estimation process does not include a correlation between these economic conditions and our assumptions because it is our experience that an analysis of that nature would not produce reliable results. In considering the potential sensitivity of the factors underlying management’s best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on the premium deficiency reserve and, correspondingly, on our results of operations. For example, a $1,000 change in the average severity combined with a 1% change in the average claim rate could change the Wall Street bulk premium deficiency reserve amount by approximately $130 million. Additionally, a 5% change in the persistency of the underlying loans could change the Wall Street bulk premium deficiency reserve amount by approximately $24 million. We do not anticipate changes in the discount rate will be significant enough as to result in material changes in the calculation.
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
Underwriting and other expenses
     Underwriting and other expenses for the third quarter and first nine months of 2008 decreased when compared to the same periods in 2007. The decrease reflects our lower volumes of new insurance written as well as a focus on expenses in difficult market conditions. Also, the third quarter and first nine months of 2007 included $11.3 million in one-time expenses associated with the terminated merger.

Ratios
     The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and nine months ended September 30, 2008 and 2007.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Loss ratio	230.3%	187.6%	208.8%	110.0%
Expense ratio	13.5%	15.4%	14.5%	16.6%

Combined ratio	243.8%	203.0%	223.3%	126.6%

     The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in the third quarter and first nine months of 2008, compared to the same periods in 2007, is due to an increase in losses incurred, partially offset by an increase in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in the third quarter and first nine months of 2008, compared to the same periods in 2007, is due to a decrease in underwriting and other expenses as well as an increase in premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.
Interest expense
     Interest expense for the third quarter and first nine months of 2008 increased compared to the same periods in 2007. The increase reflects the issuance of the $390 million of convertible debentures in March and April of 2008.
Income taxes
     The effective tax rate on our pre-tax loss was 43.3% in the third quarter of 2008, compared to 43.2% in the third quarter of 2007. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds.
     The effective tax rate on our pre-tax loss was 45.0% in the first nine months of 2008, compared to an effective tax rate on our pre-tax income of (439.1%) in the first nine months of 2007. The difference in the rate was primarily the result of a pre-tax loss during the first nine months of 2008, compared to pre-tax income during the first nine months of 2007.
Joint ventures
     Our equity in the earnings from Sherman and C-BASS and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. Income from joint ventures, net of tax, was $3.3 million in the third quarter of 2008 compared to a loss from joint ventures, net of tax, of $290.6 million for the same period last year. The loss from joint venture in the third quarter of 2007 was due primarily to the impairment of our investment in C-BASS. See discussion regarding C-BASS below. In the third quarter of 2008, we sold our remaining interest in Sherman to Sherman. As a result, beginning in the fourth quarter of 2008, we expect that our joint venture income will be less material to our results of operations. Our income (loss) from joint ventures also includes certain tax credit investments, accounted for in accordance with the equity method of accounting, of an immaterial amount.
     Income from joint ventures, net of tax, was $24.5 million in the first nine months of 2008 compared to a loss from joint ventures, net of tax, of $244.7 million for the same period last year. The loss from joint venture in 2007 was due primarily to the impairment of our investment in C-BASS.
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
Sherman
     In August 2008 we sold our entire interest in Sherman to Sherman. Our interest sold represented approximately 24.25% of Sherman’s equity. The sale price was paid $124.5 million in cash and by delivery of Sherman’s unsecured promissory note in the principal amount of $85 million. The scheduled maturity of the Note is February 13, 2011 and it bears interest, payable monthly, at the annual rate equal to three-month LIBOR plus 500 basis points. The Note is issued under a Credit Agreement, dated August 13, 2008, between Sherman and MGIC.
     At the time of sale the note had a fair value of $69.5 million (18.25% discount to par). The fair value was determined by comparing the terms of the note to the discounts and yields on comparable bonds. The value was also discounted for illiquidity and lack of ratings. The discount will be amortized to interest income over the life of the note. The gain recognized on the sale was $62.8 million, and is included in realized investment gains on the statement of operations for the three and nine months ended September 30, 2008.
     As a result of the sale we are entitled to an additional cash payment if by approximately early March 2009 Sherman or certain of its management affiliates enter into a definitive agreement covering a transaction involving the sale or purchase of interests in Sherman in which the fair value of the consideration reflects a value of Sherman over $1 billion plus an additional amount. The additional amount is $33 million if a definitive agreement is entered into by approximately early September 2008 and increases by $11 million for each monthly period that elapses after approximately early September 2008 until a monthly period beginning in early February 2009, when the additional amount is $100 million. A qualifying purchase or sale transaction must close for us to be entitled to an additional payment.
     In connection with the sale we waived, effective at the time at which the Note is paid in full, our right to any contingent consideration for the sale of the interests in Sherman that we sold in September 2007 to an entity owned by the management of Sherman. Under that sale, we are entitled to an additional cash payment if the purchaser’s after-tax rate of return on the interests purchased exceeds a threshold that equates to an annual return of 16%.
     For additional information regarding the sale of our interest please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008.
     Summary Sherman income statements for the periods indicated appear below. The third quarter and first nine months of 2008 only reflect Sherman’s results and our share of income from Sherman through July 31, 2008 as a result of the sale of our interest in August 2008. Prior to the sale of our interest, we did not consolidate Sherman with us for financial reporting purposes, and we did not control Sherman. Sherman’s internal controls over its financial reporting were not part of our internal controls over our financial reporting. However, our internal controls over our financial reporting include processes to assess the effectiveness of our financial reporting as it pertains to Sherman. We believe those processes are effective in the context of our overall internal controls.
Sherman Summary Income Statement:

	Three months ended *		Nine months ended *
	September 30,		September 30,
	2008	2007	2008	2007
	($ millions)
Revenues from receivable portfolios	$86.6	$273.8	$660.3	$832.9
Portfolio amortization	30.9	135.5	264.8	398.0

Revenues, net of amortization	55.7	138.3	395.5	434.9

Credit card interest income and fees	66.7	161.5	475.6	422.7
Other revenue	1.1	(1.4)	35.3	29.7

Total revenues	123.5	298.4	906.4	887.3

Total expenses	101.3	238.2	740.1	674.3

Income before tax	$22.2	$60.2	$166.3	$213.0

Company’s income from Sherman	$4.5	$18.1	$35.6	$70.5

*	The three and nine months ended September 30, 2008 only reflect Sherman’s results and our income from Sherman through July 31, 2008 as a result of the sale of our remaining interest in August 2008.
     In September 2007 we sold a portion of our interest in Sherman to an entity owned by Sherman’s senior management. The interest sold by us represented approximately 16% of Sherman’s equity. We received a cash payment of $240.8 million in the sale and recorded a

$162.9 million pre-tax gain, which is reflected in our results of operations for 2007 as a realized gain.
     The “Company’s income from Sherman” line item in the table above includes $0.4 million and $3.6 million of additional amortization expense in the third quarter and first nine months of 2008, respectively, and $3.6 and $13.9 million in the third quarter and first nine months of 2007 above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value.
Financial Condition
     As of September 30, 2008, 77% of our investment portfolio was invested in tax-preferenced securities. In addition, at September 30, 2008, based on book value, approximately 95% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. Approximately 26% of our investment portfolio is covered by the financial guaranty industry. We evaluate the credit risk of securities through analysis of the underlying fundamentals of each issuer. A breakdown of the portion of our investment portfolio covered by the financial guaranty industry by credit rating, including the rating without the guarantee is shown below.

	Guarantor Rating
	AAA	AA	A	B	All

	($ millions)
Underlying Rating
AAA	$2	$52	$5	$—	$59
AA	262	144	234	203	843
A	169	248	188	129	734
BBB	11	30	20	29	90

	$444	$474	$447	$361	$1,726
     If all of the companies in the financial guaranty industry lose their ‘AAA’ ratings, the percentage of our fixed income portfolio rated ‘A’ or better will decline by 1% to 94% ‘A’ or better. No individual guarantor is responsible for the guarantee of more than 10% of our portfolio.
     At September 30, 2008, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of our credit exposure to any one issue, issuer and type of instrument. At September 30, 2008, the modified duration of our fixed income investment portfolio was 4.6 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.6% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
     At September 30, 2008, our total assets included $1.1 billion of cash and cash equivalents as shown on our consolidated balance sheet. In addition, included in “Other assets” on our consolidated balance sheet at September 30, 2008 is $49.4 million in real estate acquired as part of the claim settlement process. The properties, which are held for sale, are carried at fair value. Also included in “Other assets” is $62.7 million representing the overfunded status of our pension plan, which is measured annually as of December 31, and $70.6 million of note and interest receivable related to the sale of our remaining interest in Sherman.
     At September 30, 2008 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, as well as $200 million outstanding under a credit facility, with a total market value of $529.7 million. The credit facility is scheduled to expire in March 2010. This credit facility is discussed under “Liquidity and Capital Resources” below.
     At September 30, 2008, we also had $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. At issuance, within the $390 million principal amount was an embedded derivative with a value of $16.9 million. The amount of the derivative is treated as a discount on issuance and is being amortized over the expected life of five years to interest expense. The fair value of the convertible debentures was approximately $291.6 million at September 30, 2008.
     The total amount of unrecognized tax benefits as of September 30, 2008 is $87.5 million. Included in that total are $75.7 million in benefits that would affect our effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $21.1 million for the payment of interest as of September 30, 2008. The establishment of this liability required estimates of potential outcomes of various issues and required significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
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

     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2008, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $64.0 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through September 30, 2008, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until 2007 may have mitigated the effect of some of these costs, the claims for which may lag deterioration in the economic environment for residential real estate. There can be no assurance that contract underwriting remedies will not be material in the future.
Liquidity and Capital Resources
Overview
     Our sources of funds consist primarily of:
•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums that we will receive from our existing insurance in force as well as policies that we write in the future,

•	amounts, if any, remaining available under our credit facility expiring in March 2010,

•	amounts received from the redemption of U.S. government non-interest bearing tax and loss bonds,

•	amounts that we expect to recover from captives (which is discussed in “Results of Consolidated Operations — Risk-Sharing Arrangements” and “Results of Consolidated Operations — Losses — Losses Incurred” above) and

•	amounts we may recover under our reinsurance agreement with HCC (which is discussed in “Results of Consolidated Operations — Risk-Sharing Arrangements” above).
     Our obligations consist primarily of:
•	claims payments under MGIC’s mortgage guaranty insurance policies,

•	the amount outstanding under our credit facility expiring in March 2010,

•	our $200 million of 5.625% Senior Notes due in September 2011,

•	our $300 million of 5.375% Senior Notes due in November 2015,

•	our $390 million of convertible debentures due in 2063,

•	interest on the foregoing debt instruments and

•	the other costs and operating expenses of our business.
     Historically cash inflows from premiums have exceeded claim payments. When this is the case, we invest positive cash flows pending future payments of claims and other expenses. However, we anticipate that in future periods claim payments will exceed premiums received. In addition, our Wall Street bulk insurance in force will generate cash flow shortfalls beyond 2008 as this insurance runs off. (See “Losses — Premium deficiency”). When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.
     To increase our capital position, in the first quarter of 2008, we raised proceeds of approximately $815 million through the sale of our common stock and junior convertible debentures. We also raised an additional approximately $25 million in April 2008 through the sale of additional debentures. In the second quarter of 2008, we further enhanced our capital resources by entering into the reinsurance agreement with HCC discussed under “Results of Consolidated Operations-Risk sharing arrangements.” In the third quarter of 2008 we sold our remaining interest in Sherman and recognized a gain of $62.8 million. See the Risk Factor titled “Because our policyholders position could decline and our risk-to-capital could increase beyond the levels necessary to meet regulatory requirements we are considering options to obtain additional capital.”
Debt at Our Holding Company
     For information about debt at our holding company, see Notes 2 and 3 of the Notes to the Consolidated Financial Statements contained elsewhere in this Form 10-Q. You should review “Overview—Outlook” in this Management’s Discussion in connection with such Notes.
Holding Company Capital Resources
     The credit facility, senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which historically has been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During 2008, MGIC paid three quarterly dividends of $15 million each to our holding company, which increased the cash resources of our holding company. As has been the case for the past several years, as a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. In light of the matters discussed under “Overview—Outlook,” we do not anticipate seeking approval for any additional dividends from MGIC that would increase our holding company’s cash resources.

     As of October 31, 2008, we had a total of approximately $391 million in short-term investments at our holding company. Our use of funds at the holding company includes interest payments on our Senior Notes, credit facility and junior convertible debentures. In October 2008 we eliminated the dividend on our common stock. On an annual basis, in aggregate, these uses total approximately $72 million, based on the current rate in effect on our credit facility and assuming a full year of interest on the entire $390 million of debentures.
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
     Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	September 30,	December 31,
	2008	2007
	($ in millions)
Risk in force — net of reinsurance	$60,524	$57,527

Statutory policyholders’ surplus	$1,528	$1,351
Statutory contingency reserve	2,811	3,464

Statutory policyholders’ position	$4,339	$4,815

Risk-to-capital:	13.9:1	11.9:1
Statutory policyholders’ surplus is reduced for loss reserves established for known delinquencies. Risk in force — net of reinsurance includes approximately $7.0 billion of delinquent risk in force that has existing loss reserves established.

     The increase in risk-to-capital during the first nine months of 2008 is the result of an increase in net risk in force as well as a decrease in statutory policyholders’ position. Our net risk in force increased as a result of new business written. Statutory policyholders’ position decreased during the first nine months of 2008, primarily due to losses incurred, offset by a capital contribution to our subsidiary, MGIC, from the proceeds raised by the sale of our common stock and the convertible debentures. If our insurance in force continues to grow, our risk in force would also grow. To the extent our statutory policyholders’ position does not increase at the same rate as our growth in risk in force, our risk-to-capital ratio will increase. Similarly, if our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will increase.
     We expect that our risk-to-capital ratio will increase above its level at September 30, 2008. See further discussion under “Management’s Discussion and Analysis-Overview-Outlook” above as well as our Risk Factor titled “Because our policyholders position could decline and our risk-to-capital could increase beyond the levels necessary to meet regulatory requirements we are considering options to obtain additional capital” in Item 1A.
Financial Strength Ratings
     Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC, our principal mortgage insurance subsidiary, is A with a negative outlook. The financial strength of MGIC is rated A1 by Moody’s Investors Service and is currently under review. The financial strength of MGIC is rated A- by Fitch Ratings with a negative outlook.
     For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A.
Contractual Obligations
          At September 30, 2008, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

		Less than			More than
Contractual Obligations ($ millions):	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,166	$72	$530	$102	$2,462
Operating lease obligations	20	7	10	3	—
Purchase obligations	—	—	—	—	—
Pension, SERP and other post-retirement benefit plans	131	6	16	22	87
Other long-term liabilities	4,013	2,207	1,726	80	—

Total	$7,330	$2,292	$2,282	$207	$2,549

     Our long-term debt obligations at September 30, 2008 include our $300 million of 5.375% Senior Notes due in November 2015, $200 million of 5.625% Senior Notes due in September 2011, $200 million outstanding under a credit facility expiring in March 2010 and $390 million in convertible debentures due in 2063, including related interest, as discussed in “Note 2. Short- and long-term debt” and “Note 3. Convertible debentures and related derivative” to our consolidated financial statements and under “Liquidity and Capital Resources” above. For discussions related to our debt covenants see “-Liquidity and Capital Resources” and our Risk Factor titled “The amounts that we owe under our revolving credit facility and Senior Notes could be accelerated.” Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 12 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007. See Note 9 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2007 for discussion of expected benefit payments under our benefit plans.
     Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The establishment of loss reserves is subject to inherent uncertainty and requires significant judgment by management. The future loss payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. See “Note 6. Loss reserves” to our consolidated financial statements and “-Critical Accounting Policies”, both in our Annual Report on Form 10-K for the year ended December 31, 2007. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.
     The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. We can not make a reasonably reliable estimate of the timing of payment for the liability for unrecognized tax benefits, net of payments on account, of $19.3 million. See Note 10 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2007 for additional discussion on unrecognized tax benefits.
Forward-Looking Statements and Risk Factors
     General: Our revenues and losses could be affected by the risk factors referred to under “Location of Risk Factors” below. These risk factors are an integral part of Management’s Discussion and Analysis.
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
     Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarters Ended March 31, 2008 and June 30, 2008 and in Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2008, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2008, the modified duration of our fixed income investment portfolio was 4.6 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.6% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
     The interest rate on our $300 million credit facility is variable and is based on, at our option, LIBOR plus a margin that varies with MGIC’s financial strength rating or a base rate specified in the credit agreement. For each 100 basis point change in LIBOR or the base rate, our interest cost, expressed on an annual basis, would change by 1%. Based on the amount outstanding under our credit facility as of September 30, 2008, this would result in a change of $2 million.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On October 28, 2008, a purported stockholder class action lawsuit, Fulton County Employees’ Retirement System v. MGIC Investment Corporation, was filed against us, several of our officers and an officer of Credit-Based Asset Servicing and Securitization LLC in the U.S. District Court for the Eastern District of Wisconsin. The allegations in the complaint are generally that through the individuals named in the complaint, we violated the federal securities laws by failing to disclose or misrepresenting C-BASS’s business and our business, including information about our underwriting and exposure to subprime mortgages and delinquencies. The time period covered by this lawsuit begins on October 12, 2006 and ends on February 12, 2008. The complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. Four other purported stockholder class action lawsuits are described in our Form 10-Q for the period ended June 30, 2008. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaints in all of these lawsuits. We believe, among other things, that the allegations in these complaints are not sufficient to prevent their dismissal and intend to defend against them vigorously. However, we are unable to predict the outcome of these cases or estimate our associated expenses or possible losses.
     In addition to the above litigation, we face other litigation and regulatory risks. For additional information about such other litigation and regulatory risks you should review our Risk Factor titled “We are subject to the risk of private litigation and regulatory proceedings.”
Item 1 A. Risk Factors
     With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarters Ended March 31, 2008 and June 30, 2008. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
     As a result of the sale of our remaining interest in Sherman, we have eliminated the risk factor titled “Our income from our Sherman joint venture could be adversely affected by uncertain economic factors impacting the consumer sector and by lenders reducing the availability of credit or increasing its cost” that was included in our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008.
     The following risk factors were added or changed since the filing of our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008:
Because our policyholders position could decline and our risk-to-capital could increase beyond the levels necessary to meet regulatory requirements we are considering options to obtain additional capital.

The Office of the Commissioner of Insurance of Wisconsin is our principal insurance regulator. To assess a mortgage guaranty insurer’s capital adequacy, Wisconsin’s insurance regulations require that a mortgage guaranty insurance company maintain “policyholders position” of not less than a minimum computed under a formula. If a mortgage guaranty insurer does not meet the minimum required by the formula it cannot write new business until its policyholders position meets the minimum. Some other states that regulate our mortgage guaranty insurance companies have similar regulations.
Some states that regulate us have provisions that limit the risk-to-capital ratio of a mortgage guaranty insurance company to 25:1. If an insurance company’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit.
We believe the mortgage insurance industry will experience material losses on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on the direction of home prices in California, Florida and other distressed markets, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, we cannot predict with confidence what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Our view of potential losses on these books has trended upward since the first quarter of 2008, including since the time at which we finalized our Form 10-Q for the second quarter of this year. If recent loss trends continue, MGIC’s policyholders position could decline and its risk-to-capital could increase beyond the levels necessary to meet these regulatory requirements and this could occur before the end of 2009. As a result, we are considering options to obtain additional capital, which could occur through the sale of equity or debt securities and/or reinsurance. We cannot predict whether we will be successful in raising additional capital from any source but any sale of additional securities could dilute substantially the interest of existing shareholders.
A downturn in the domestic economy or a decline in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing.
Losses result from events that reduce a borrower’s ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home. Housing values may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues affecting lenders or other factors. The residential mortgage market in the United States has for some time experienced a variety of worsening economic conditions and housing values in many areas continue to decline. The credit crisis that began in September 2008 may result in further deterioration in economic conditions and home values.
The mix of business we write also affects the likelihood of losses occurring.
Even when housing values are stable or rising, certain types of mortgages have higher probabilities of claims. These segments include loans with loan-to-value ratios over 95% (including loans with 100% loan-to-value ratios or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or total debt-to-income ratios of 38% or higher, as well as loans having combinations of higher risk factors. As of September 30, 2008, approximately 59.5% of our primary risk in force consisted of loans with loan-to-value ratios equal to or greater than 95%, 9.6% had FICO credit scores below 620, and 14.0% had limited underwriting, including limited borrower documentation. (In accordance with industry practice, loans approved by Government Sponsored Entities and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (3) to the delinquency table under “Management’s Discussion and Analysis-Results of Consolidated Operation-Losses-Losses Incurred.”)
A material portion of these loans were written in 2005 — 2007 and through the first quarter of 2008. Beginning in the fourth quarter of 2007 we made a series of changes to our underwriting guidelines in an effort to improve the risk profile of the business we are writing, including guideline changes that have not yet become effective. Requirements imposed by new guidelines, however, only affect business written under commitments to insure loans that are issued after those guidelines become effective. Business for which commitments are issued after new guidelines are announced and before they become effective is insured by us in accordance with the guidelines in effect at time of the commitment even if that business would not meet the new guidelines. For commitments we issue for loans that close and are insured by us, a period longer than a calendar quarter can elapse between the time we issue a commitment to insure a loan and the time we receive the payment of the first premium and report the loan in our risk in force, although this period is generally shorter.
As of September 30, 2008, approximately 3.8% of our primary risk in force written through the flow channel, and 46.2% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. We believe that when the reset interest rate significantly exceeds the interest rate at loan origination, claims on ARMs would be substantially higher than for fixed rate loans. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we believe the volume of “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs, increased in 2005 and 2006 and remained at these levels during the first half of 2007, before beginning to decline in the second half of 2007. Because interest-only loans and pay option ARMs are a relatively recent development, we have no meaningful data on their historical performance. We believe claim rates on certain of these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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
Because loss reserve estimates are subject to uncertainties and based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.
We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. The estimated claim rates and claim amounts represent what we believe best reflect the estimate of what will actually be paid on the loans in default as of the reserve date.
The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. Current conditions in the housing and mortgage industries make the assumptions that we use to establish loss reserves more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could materially reduce our ability to mitigate potential loss through property acquisition and resale or expose us to greater loss on resale of properties obtained through the claim settlement process. Changes to our estimates could result in material impact to our results of operations, even in a stable economic environment, and there can be no assurance that actual claims paid by us will not be substantially different than our loss reserves.
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
On January 22, 2008, we announced that we had decided to stop writing the portion of our bulk business that insures loans which are included in Wall Street securitizations because the performance of loans included in such securitizations deteriorated materially in the fourth quarter of 2007 and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. On February 13, 2008, we announced that we had established a premium deficiency reserve of approximately $1.2 billion. As of September 30, 2008, the premium deficiency reserve was

$584 million. This amount is the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on these bulk transactions.
We believe the mortgage insurance industry will experience material losses on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on the direction of home prices in California, Florida and other distressed markets, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, we cannot predict with confidence what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Our view of potential losses on these books has trended upward since the first quarter of 2008, including since the time at which we finalized our Form 10-Q for the second quarter of this year. There can be no assurance that additional premium deficiency reserves on Wall Street Bulk or on other portions of our insurance portfolio will not be required.
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
In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of Fannie Mae and Freddie Mac. As their conservator, FHFA controls and directs the operations of Fannie Mae and Freddie Mac. The appointment of FHFA as conservator or our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of Fannie Mae and Freddie Mac may increase the likelihood that the business practices of Fannie Mae and Freddie Mac change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of Fannie Mae and Freddie Mac are changed by new federal legislation. Such changes may allow Fannie Mae and Freddie Mac to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement.
In addition, both Fannie Mae and Freddie Mac have policies which provide guidelines on terms under which they can conduct business with mortgage insurers with financial strength ratings below Aa3/AA-. For information about how these policies could affect us, see the risk factor titled “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings.”
The amounts that we owe under our revolving credit facility and Senior Notes could be accelerated.
We have a $300 million bank revolving credit facility that matures in March 2010, under which $200 million is currently outstanding, $200 million of Senior Notes due in September 2011 and $300 million of Senior Notes due in November 2015.
Our revolving credit facility includes three financial covenants. First, it requires that we maintain Consolidated Net Worth of no less than $2.00 billion at all times. However, if as of June 30, 2009, our Consolidated Net Worth equals or exceeds $2.75 billion, then the minimum Consolidated Net Worth under the facility will be increased to $2.25 billion at all times from and after June 30, 2009. Consolidated Net Worth is generally defined in our credit agreement as the sum of our consolidated stockholders’ equity (determined in accordance with GAAP) plus the aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063. The current aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063 is $390 million.
At September 30, 2008, our Consolidated Net Worth was approximately $3.0 billion. We expect we will have a net loss in the remainder of 2008, with the result that we expect our Consolidated Net Worth to decline. Our current forecast of our 2008 net loss would result in our forecasted Consolidated Net Worth at December 31, 2008 being materially above the $2.0 billion minimum. There can be no assurance that our actual results will not be materially worse than our forecast or that losses in periods after 2008 will not reduce our Consolidated Net Worth below the minimum amount required.
In addition, regardless of our results of operations, our Consolidated Net Worth would be reduced to the extent the carrying value of our investment portfolio declines from its carrying value at September 30, 2008 due to market value adjustments and to the extent we pay dividends to our shareholders. At September 30, 2008, the modified duration of our fixed income portfolio was 4.6 years, which means that an instantaneous parallel upward shift in the yield curve of 100 basis points would result in a decline of 4.6% (approximately $344 million) in the market value of this portfolio. Market value adjustments could also occur as a result of changes in credit spreads.
The other two financial covenants require that MGIC’s risk-to-capital ratio not exceed 22:1 and that MGIC maintain policyholders position of not less than the amount required by Wisconsin insurance regulations. We discuss MGIC’s risk-to-capital ratio and its policyholders position in the risk factor titled “Because our policyholders position could decline and our risk-to-capital could increase beyond the levels necessary to meet regulatory requirements we are exploring options to obtain additional capital.”

Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve their corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholder’s equity of at least 15% of our consolidated shareholders equity.
We currently have sufficient liquidity at our holding company to repay the amounts owed under our revolving credit facility. If (i) we fail to maintain any of the requirements under the credit facility discussed above, (ii) we fail to make a payment of principal when due under the credit facility or a payment of interest within five days after due under the credit facility, (iii)  we fail to make an interest payment when due under either series of our Senior Notes or (iv) our payment obligations under our Senior Notes are declared due and payable (including for one of the reasons noted in the following paragraph) and we are not successful in obtaining an agreement from banks holding a majority of the debt outstanding under the facility to change (or waive) the applicable requirement, then banks holding a majority of the debt outstanding under the facility would have the right to declare the entire amount of the outstanding debt due and payable.
If (i) we fail to meet any of the covenants of the Senior Notes discussed above, (ii) we fail to make a payment of principal of the Senior Notes when due or a payment of interest on the Senior Notes within thirty days after due or (iii) the debt under our bank facility is declared due and payable (including for one of the reasons noted in the previous paragraph) and we are not successful in obtaining an agreement from holders of a majority of the applicable series of Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of either series of our Senior Notes each would have the right to accelerate the maturity of that debt. In addition, the Trustee of these two issues of Senior Notes, which is also a lender under our bank credit facility, could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.
In the event the amounts owing under our credit facility or Senior Notes are accelerated, we may not have sufficient funds to repay such amounts.
The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.
These alternatives to private mortgage insurance include:
•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration and the Veterans Administration,

•	lenders and other investors holding mortgages in portfolio and self-insuring,

•	investors using credit enhancements other than private mortgage insurance, using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, or accepting credit risk without credit enhancement, and

•	lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to- value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio that has private mortgage insurance.
We believe the Federal Housing Administration, which in recent years was not viewed by us as a significant competitor, has substantially increased its market share in 2008, including insuring a number of loans that would meet our current underwriting guidelines at a cost to the borrower that is lower than the cost of our insurance.
Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings.
Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC, our principal mortgage insurance subsidiary, is A with a negative outlook. The financial strength of MGIC is rated A1 by Moody’s Investors Service and is under review for a potential downgrade. The financial strength of MGIC is rated A- by Fitch Ratings with a negative outlook.
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
We have submitted written remediation plans to both Freddie Mac and Fannie Mae. Freddie Mac has publicly announced that our remediation plan is acceptable to it. We believe that Fannie Mae views its process of reviewing remediation plans as a process that should continue until the party submitting the remediation plan has regained a rating of at least Aa3/AA-. Our remediation plans include projections of our future financial performance. There can be no assurance that we will be able to successfully complete our remediation plans. In addition, there can be no assurance that Freddie Mac and Fannie Mae will continue the positions described above with respect to mortgage insurers that have been downgraded below Aa3/AA-.
Apart from the effect of the eligibility requirements of the GSEs, we believe lenders who hold mortgages in portfolio and choose to obtain mortgage insurance on the loans assess a mortgage insurer’s financial strength rating as one element of the process through which they select mortgage insurers. As a result of these considerations, including MGIC’s recent ratings downgrades, MGIC may be competitively disadvantaged.
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
In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. Our private mortgage insurance competitors include:
•	PMI Mortgage Insurance Company,

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	Republic Mortgage Insurance Company, whose parent, based on information filed with the SEC through November 1, 2008, is our largest shareholder, and

•	CMG Mortgage Insurance Company.
Our relationships with our customers could be adversely affected by a variety of factors, including continued tightening of our underwriting guidelines, which have resulted in our declining to insure some of the loans originated by our customers, and our announcement that we plan to discontinue ceding new business under excess of loss reinsurance programs. We believe the Federal Housing Administration, which in recent years was not viewed by us as a significant competitor, has substantially increased its market share in 2008, including insuring a number of loans that would meet our current underwriting guidelines at a cost to the borrower that is lower than the cost of our insurance.
While the mortgage insurance industry has not had new entrants in many years, it is possible that the perceived increase in credit quality of loans that are being insured today combined with the deterioration of the financial strength ratings of the existing mortgage insurance companies could encourage the formation of start-up mortgage insurers.

If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.
The factors that affect the volume of low-down-payment mortgage originations include:
•	restrictions on mortgage credit due to more stringent underwriting standards and liquidity issues affecting lenders,

•	the level of home mortgage interest rates,

•	the health of the domestic economy as well as conditions in regional and local economies,

•	housing affordability,

•	population trends, including the rate of household formation,

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have loan-to-value ratios that require private mortgage insurance, and

•	government housing policy encouraging loans to first-time homebuyers.
We are susceptible to disruptions in the servicing of mortgage loans that we insure.
We depend on reliable, consistent third-party servicing of the loans that we insure. A recent trend in the mortgage lending and mortgage loan servicing industry has been towards consolidation of loan servicers. This reduction in the number of servicers could lead to disruptions in the servicing of mortgage loans covered by our insurance policies. In addition, current housing market trends have led to significant increases in the number of delinquent mortgage loans requiring servicing. These increases have strained the resources of servicers, reducing their ability to undertake mitigation efforts that could help limit our losses. Future housing market conditions could lead to additional such increases. Managing a substantially higher volume of non-performing loans could lead to disruptions in the servicing of mortgage loans covered by our insurance policies. Disruptions in servicing, in turn, could contribute to a rise in delinquencies among those loans and could have a material adverse effect on our business, financial condition and operating results.

ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 10, 2008.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer J. Michael Lauer
Executive Vice President and
Chief Financial Officer

\s\ Joseph J. Komanecki Joseph J. Komanecki
Senior Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

2.1	Securities Repurchase Agreement, between Sherman Financial Group LLC and Mortgage Guaranty Insurance Corporation, dated as of August 13, 2008. [Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008]

2.2	Credit Agreement, between Sherman Financial Group LLC and Mortgage Guaranty Insurance Corporation, dated as of August 13, 2008. [Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008]

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2007, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2008 and through updating of various statistical and other information