Form 10-K
period 2008-12-31
MGIC INVESTMENT CORP
filed 2009-03-02
CIK 876437

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008: Approximately $756 million*
* Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 25, 2009: 124,951,497
The following documents have been incorporated by reference in this Form 10-K, as indicated:

Part and Item Number of Form 10-K Into
Document	Which Incorporated*
Proxy Statement for the 2009 Annual Meeting of Shareholders	Items 10 through 14 of Part III
* In each case, to the extent provided in the Items listed

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
EX-10.2.12
EX-10.2.13
EX-10.2.14
EX-10.2.15
EX-10.2.16
EX-10.6
EX-10.8
EX-10.11.1
EX-10.11.2
EX-11
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-99.1
EX-99.2

PART I
Item 1. Business.
A. General
          We are a holding company, and through our wholly owned subsidiary Mortgage Guaranty Insurance Corporation (“MGIC”) we are the leading provider of private mortgage insurance in the United States. In 2008, our net premiums written exceeded $1.4 billion and our new insurance written was $48.2 billion. As of December 31, 2008, our insurance in force was $227.0 billion and our risk in force was $59.0 billion. For further information about our results of operations, see our consolidated financial statements in Item 8. MGIC is licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. In addition to mortgage insurance on first liens, we, through our subsidiaries, provide lenders with various underwriting and other services and products related to home mortgage lending.
     Overview of the Private Mortgage Insurance Industry
     The private mortgage insurance industry was established in 1957 to provide a private market alternative to federal government insurance programs. Private mortgage insurance covers losses from homeowner defaults on residential first mortgage loans, reducing and, in some instances, eliminating the loss to the insured institution if the homeowner defaults. Private mortgage insurance plays an important role in the housing finance system by expanding home ownership opportunities through helping people purchase homes with less than 20% down payments, especially first time homebuyers. In this annual report, we refer to loans with less than 20% down payments as “low down payment” mortgages or loans. During 2007 and 2008 more than $550 billion of mortgages were insured by private mortgage insurance companies, allowing approximately 4 million borrowers to access low down payment loans. Private mortgage insurance facilitates the sale of low down payment mortgages in the secondary mortgage market to the Federal National Mortgage Association, commonly known as Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly known as Freddie Mac. In this annual report, we refer to Fannie Mae and Freddie Mac collectively as the “GSEs.” The GSEs purchase residential mortgages from mortgage lenders and investors as part of their governmental mandate to provide liquidity in the secondary mortgage market and we believe that the GSEs purchased over 50% of the mortgages underlying our flow new insurance written during the last five years. As a result, the private mortgage insurance industry in the U.S. is defined in part by the requirements and practices of the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of companies in the mortgage insurance industry. Private mortgage insurance also reduces the regulatory capital that depository institutions are required to hold against low down payment mortgages.
     The U.S. single-family residential mortgage market has historically experienced long-term growth, including an increase in mortgage debt outstanding every year between 1985, when our company began operations, and 2007. The rate of growth in U.S. residential mortgage debt was particularly strong from 2001 through 2006. In 2007, this growth rate began slowing and we believe that U.S. residential mortgage debt outstanding decreased in 2008. During the last several years of this period of increased growth and continuing through 2007, the mortgage lending industry increasingly made home loans at higher loan-to-value ratios, to individuals with higher risk credit profiles and based on less documentation and verification of information provided by the borrower. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008, payroll employment in the U.S. decreased substantially and almost all areas experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry. After earning an average of approximately $580 million annually from 2004 through 2006 and earnings of $169 million in the first half of 2007, we had net losses of $1.670 billion for full-year 2007 and $518.9 million for 2008. During 2008, the insurer financial strength rating of MGIC was downgraded a number of times by all three rating agencies. See the risk factor titled “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A. Beginning in late 2007 and continuing through 2008, we made significant underwriting changes that limited the types of loans that we will insure in an effort to improve the risk profile of our new business.
     Due to the changing environment described above and the credit crisis that began in the third quarter of 2008, at this time we are facing two particularly significant challenges, which we believe are shared by the other participants in our industry:
•	Whether we will have access to sufficient capital to continue to write new business. For additional information about this challenge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Capital” in Item 7.

•	Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single-family mortgages. For additional information about this challenge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Future of the Domestic Residential Housing Finance System” in Item 7.
     General Information About Our Company
     We are a Wisconsin corporation. Our principal office is located at MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 (telephone number (414) 347-6480).
     Historically, our investments in joint ventures and related loss or income from joint ventures principally consisted of our investment and related earnings in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC, C-BASS, and Sherman Financial Group LLC, Sherman. In 2007, joint venture losses included an impairment charge equal to our entire equity interest in C-BASS, as well as equity losses incurred by C-BASS in the fourth quarter that reduced the carrying value of our $50 million note from C-BASS to zero. As a result, beginning in 2008, our joint venture income principally consisted of income from Sherman. In August of 2008, we sold our entire interest in Sherman to Sherman. Beginning in the fourth quarter of 2008, our results of operations are no longer affected by any joint venture results.
     As used in this annual report, “we,” “us” and “our” refer to MGIC Investment Corporation’s consolidated operations. Sherman, C-BASS and our other less than majority-owned joint ventures and investments are not consolidated with us for financial reporting purposes, are not our subsidiaries and are not included in the terms “we,” “us” and “our.” The description of our business in this document generally does not apply to our Australian operations, which are immaterial. For information about our Australian operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Australia” in Item 7.
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

B. The MGIC Book
          In our industry, a “book” is a group of loans that a mortgage insurer insures in a particular period, normally a calendar year. We refer to the insurance that has been written by MGIC as the “MGIC Book.”
     Types of Product
     In general, there are two principal types of private mortgage insurance: “primary” and “pool.” We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant to us.
     Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “claim amount”). For the effect of bankruptcy cramdowns on the claim amount, see “—Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Claims” below. In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure process. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance is generally written on first mortgage loans secured by owner occupied single-family homes, which are one-to-four family homes and condominiums. Primary insurance is also written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.
     References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. References in this document to “primary insurance” include insurance written in bulk transactions that is supplemental to mortgage insurance written in connection with the origination of the loan or that reduces a lender’s credit risk to less than 51% of the value of the property. For more than the past five years, reports by private mortgage insurers to the trade association for the private mortgage insurance industry have classified mortgage insurance that is supplemental to other mortgage insurance or that reduces a lender’s credit risk to less than 51% of the value of the property as pool insurance. The trade association classification is used by members of the private mortgage insurance industry in reports to Inside Mortgage Finance, a mortgage industry publication that computes and publishes primary market share information.
     Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New insurance written on a flow basis was $46.6 billion in 2008 compared to $69.0 billion in 2007 and $39.3 billion in 2006. New insurance written for bulk transactions was $1.6 billion for 2008 compared to $7.8 billion in 2007 and $18.9 billion for 2006. As noted in “- Bulk Transactions” below, in the fourth quarter of 2007, we decided to stop writing the portion of our bulk business that insures mortgage loans included in home equity (or “private label”) securitizations, which are the terms the market uses to refer to securitizations sponsored by firms besides the GSEs or Ginnie Mae, such as Wall Street investment banks. We refer to portfolios of loans we insured through the bulk channel that we knew would serve as collateral in a home equity securitization as “Wall Street bulk transactions.” While we will continue to insure loans on a bulk basis when we believe that the loans will be sold to a GSE or retained by the lender, we expect the volume of any future business written through the bulk channel will be insignificant to us.

     The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in our records) and primary risk in force (the coverage percentage applied to the unpaid principal balance) for the MGIC Book as of the dates indicated:
Primary Insurance and Risk In Force

	December 31,
	2008	2007	2006	2005	2004
	(In millions)
Direct Primary Insurance In Force	$226,955	$211,745	$176,531	$170,029	$177,091
Direct Primary Risk In Force	$58,981	$55,794	$47,079	$44,860	$45,981
     For loans sold to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. For other loans, the lender determines the coverage percentage we provide, from the coverage percentages that we offer.
     We charge higher premium rates for higher coverage percentages. Higher coverage percentages generally result in increased severity, which is the amount paid on a claim, and lower coverage percentages generally result in decreased severity. In accordance with GAAP for the mortgage insurance industry, reserves for losses are only established for loans in default. Because, historically, relatively few defaults typically occur in the early years of a book of business, the higher premium revenue from deeper coverage has historically been generally recognized before any significant higher losses resulting from that deeper coverage may be incurred. See “- Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation - Claims.” Our premium pricing methodology generally targets substantially similar returns on capital regardless of the depth of coverage. However, there can be no assurance that changes in the level of premium rates adequately reflect the risks associated with changes in the depth of coverage.
     In recent years the GSEs, with mortgage insurers, have offered programs under which, on delivery of an insured loan to a GSE, the primary coverage was restructured to an initial shallow tier of coverage followed by a second tier that was subject to an overall loss limit, and compensation may have been paid to the GSE reflecting services or other benefits realized by the mortgage insurer from the coverage conversion. Lenders receive guaranty fee relief from the GSEs on mortgages delivered with these restructured coverage percentages. We believe that the GSEs ceased offering these programs in 2008, though we continue to insure loans subject to these programs.
     In general, mortgage insurance coverage cannot be terminated by the insurer. However, a mortgage insurer may terminate or rescind coverage for, among other reasons, non-payment of premium and in the case of certain material misrepresentations made in connection with the issuance of the insurance policy. See “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Loss Mitigation.” Mortgage insurance coverage is renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by Freddie Mac or Fannie Mae, a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower’s request when the principal balance of the loan is 80% or less of the home’s current value.
     Under the federal Homeowners Protection Act, or HPA, a borrower has the right to stop paying premiums for private mortgage insurance on loans closed after July 28, 1999 secured by a property comprised of one dwelling unit that is the borrower’s primary residence when certain loan-to-value ratio thresholds determined by the value of the home at loan origination and other requirements are met. Generally, the loan-to-value ratios used in this annual report represent the ratio, expressed as a percentage, of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured and do not reflect subsequent housing price appreciation or depreciation. In general, under the HPA a borrower may stop making mortgage insurance payments when the loan-to-value ratio is scheduled to reach 80% (based on the loan’s amortization schedule) or actually reaches 80% if the borrower so requests and if certain requirements relating to the borrower’s payment history, the absence of junior liens and a decline in the property’s value since origination are satisfied. In addition, a borrower’s obligation to make payments for private mortgage insurance generally terminates regardless of whether a borrower so requests when the loan-to-value ratio (based on the loan’s amortization schedule) reaches 78% of the unpaid principal balance of the mortgage and the borrower is or later becomes current in his mortgage payments. A borrower’s right to stop paying for private mortgage insurance applies only to borrower paid mortgage insurance. The HPA requires that lenders give borrowers certain notices with regard to the cancellation of private mortgage insurance.
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
     The percentage of primary risk written with respect to loans representing refinances was 21.9% in 2008 compared to 23.2% in 2007 and 32.0% in 2006. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. When a lender and borrower modify a loan rather than replace it with a new one, or enters into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan.
     In addition to varying with the coverage percentage, our premium rates for insurance vary depending upon the perceived risk of a claim on the insured loan and, thus, take into account, among other things, the loan-to-value ratio, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an adjustable rate mortgage or ARM), the mortgage term, whether the loan finances a home in a market we categorize as higher risk, whether the property is the borrower’s primary residence and, for A-, subprime loans and certain other loans, the location of the borrower’s credit score within a range of credit scores. In general, in this annual report we classify as “A-” loans that have FICO credit scores between 575 and 619 and we classify as “subprime” loans that have FICO credit scores of less than 575. However, in this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans, although as discussed in footnote 3 to the table titled “Default Statistics for the MGIC Book” in “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Defaults” below, certain “doc waiver” GSE loans are included as “full doc” loans by us.

A FICO credit score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac and Company.
     Premium rates cannot be changed after the issuance of coverage. Because we believe that over the long term each region of the United States is subject to similar factors affecting risk of loss on insurance written, we generally utilize a nationally based, rather than a regional or local, premium rate policy for insurance written through the flow channel. However, beginning in 2008, changes in our underwriting guidelines implemented more restrictive standards in markets and for loan characteristics that we categorize as higher risk.
     The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium. Our industry refers to loans having this requirement as “borrower paid.” If the borrower is not required to pay the premium, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees. Our industry refers to loans in which the premium is paid by the lender as “lender paid.” Most of our primary insurance in force and new insurance written, other than through bulk transactions, is borrower paid mortgage insurance. New insurance written through bulk transactions is generally paid by the securitization vehicles or investors that hold the mortgages, and the mortgage note rate generally does not reflect the premium for the mortgage insurance. In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they were reviewing the appropriateness of all mortgage insurers’ lender-paid insurance premium rates. We have not received subsequent updates regarding the status of these reviews.
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
     During each of the last three years, the monthly premium plan represented more than 85% of our new insurance written. The annual and single premium plans represented the remaining new insurance written.
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
     We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant to us. New pool risk written was $145 million in 2008 compared to $211 million in 2007 and $240 million in 2006. New pool risk written during 2006 and 2007 was primarily comprised of risk associated with loans delivered to the GSEs (“agency pool insurance”), loans insured through private label securitizations, loans delivered to the Federal Home Loan Banks under their mortgage purchase programs and loans made under state housing finance programs. New pool risk written during 2008 was primarily comprised of risk associated with agency pool insurance and loans made under state housing finance programs. Direct pool risk in force at December

31, 2008 was $1.9 billion compared to $2.8 billion and $3.1 billion at December 31, 2007 and 2006, respectively. The risk amounts referred to above represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance these loans to a “AA” level based on a rating agency model. Under this model, at December 31, 2008, 2007 and 2006 for $2.5 billion, $4.1 billion, and $4.4 billion, respectively, of risk without these limits, risk in force is calculated at $150 million, $475 million, and $473 million, respectively. New risk written, under this model, for the years ended December 31, 2008, 2007 and 2006 was $1 million, $2 million and $4 million, respectively.
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
     In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they were reviewing the appropriateness of all mortgage insurers’ criteria and underwriting requirements for pool insurance on mortgages to the extent that they do not meet such insurer’s published underwriting guidelines. We have not received subsequent updates regarding the status of these reviews.
     Risk Sharing Arrangements. We have participated in risk sharing arrangements with the GSEs and captive reinsurance arrangements with subsidiaries of certain mortgage lenders that reinsure a portion of the risk on loans originated or serviced by the lenders which have MGIC primary insurance.
     In a February 1, 1999 circular addressed to all mortgage insurers licensed in New York, the New York Department of Insurance said that it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law. These guidelines, which were to ensure that the reinsurance constituted a legitimate transfer of risk and were fair and equitable to the parties, have not been issued. As discussed under “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A, we provided information regarding captive mortgage reinsurance arrangements to the New York Department of Insurance and the Minnesota Department of Commerce. The complaint in the RESPA litigation described in “- Pool Insurance” alleged that MGIC pays “inflated” captive reinsurance premiums in violation of RESPA. Since December 2006, class action litigation was separately brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. We are not a defendant in any of these cases and we believe no other mortgage insurer is a defendant.
     In addition, we participate in risk sharing arrangements with persons unrelated to our customers. When we reinsure a portion of our risk through such a reinsurer, we make an upfront payment or cede a portion of our premiums in return for a reinsurer agreeing to indemnify us for its share of losses incurred. Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it can reduce the amount of capital we are required to retain against potential future losses for rating agency and insurance regulatory purposes.

     For further information about risk sharing arrangements, see “Management’s Discussion and Analysis—Results of Consolidated Operations—Risk Sharing Arrangements” in Item 7 and Note 9 to our consolidated financial statements in Item 8.
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
     In the fourth quarter of 2007, we decided to stop writing the portion of our bulk business insuring loans included in Wall Street bulk transactions. These securitizations represented approximately 41% and 66% of our new insurance written for bulk transactions during 2007 and 2006, respectively, and 10% of our risk in force, or 74% of our bulk risk in force, at December 31, 2008. New insurance written for bulk transactions was $1.6 billion during 2008, all of which were eligible for delivery to the GSEs, compared to $7.8 billion for 2007 and $18.9 billion for 2006. We wrote no new business through the bulk channel during the second half of 2008. We expect the volume of any future business written through the bulk channel will be insignificant to us. In general, the loans insured by us in Wall Street bulk transactions consisted of loans with reduced underwriting documentation; cash out refinances that exceed the standard underwriting requirements of the GSEs; A- loans; subprime loans; and jumbo loans. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. The conforming loan limit is subject to annual adjustment, and for mortgages covering a home with one dwelling unit was $417,000 for 2006, 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008. For additional information about new insurance written through the bulk channel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Bulk Transactions” in Item 7.
     Customers
     Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. In 2008, we issued coverage on mortgage loans for more than 3,300 of our master policyholders. Our top 10 customers, none of whom represented more than 10% of our consolidated revenues, generated 40.3% of our new insurance written on a flow basis in 2008, compared to 43.0% in 2007 and 34.2% in 2006.
     When writing insurance for Wall Street bulk transactions, we historically dealt primarily with securitizers of the loans or other owners of the loans, who considered whether credit enhancement provided through the structure of the securitization would eliminate or reduce the need for mortgage insurance.
     Sales and Marketing and Competition
     Sales and Marketing. We sell our insurance products through our own employees, located throughout all regions of the United States, Puerto Rico and Guam.

     Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the Veterans Administration. These agencies sponsor government-backed mortgage insurance programs, which during 2008 accounted for approximately 60.3%, of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance, a substantial increase from approximately 22.7% in both 2007 and 2006, according to statistics reported by Inside Mortgage Finance. We believe the FHA, which in recent years was not viewed by us as a significant competitor, accounted for the overwhelming majority of this increase in 2008.
     Loans insured by the FHA cannot exceed maximum principal amounts which are determined by a percentage of the conforming loan limit. For loans originated in the first half of 2007, the maximum FHA loan amount for homes with one dwelling unit in “high cost” areas was as high as $362,790; this amount was temporarily increased to up to $729,750 in the most costly areas for loans originated in the second half of 2007 or during 2008. For loans originated in 2009, this limit was lowered to $721,050 in Alaska and Hawaii and $625,500 in other states. Loans insured by the Veteran’s Administration do not have mandated maximum principal amounts but have maximum limits on the amount of the guaranty provided by the Veteran’s Administration to the lender. For loans closed on or after December 10, 2004, the maximum Veteran’s Administration guaranty is $156,375 in Alaska and Hawaii and $104,250 in other states.
     In addition to competition from the FHA and the Veteran’s Administration, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.
     Private mortgage insurers are also subject to competition from the GSEs to the extent that they are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Future of the Domestic Residential Housing Finance System” for a discussion about the risk that private mortgage insurance will not remain a significant credit enhancement for low down payment single-family mortgages and “Changes in the business practices of Fannie Mae and Freddie Mac could reduce our revenues or increase our losses” in Item 1A for a discussion of how potential changes in the GSEs’ business practices could affect us.
     The capital markets and their participants have historically competed with mortgage insurers by offering alternative products and services and may further develop as competitors to private mortgage insurers in ways we cannot predict. Competition from such alternative products and services was substantial prior to 2007 but declined materially in late 2007 and their presence was insignificant in 2008.
     Prior to 2008, we and other mortgage insurers also competed with transactions structured to avoid mortgage insurance on low down payment mortgage loans. These transactions include self-insuring, and “80-10-10” and similar loans (generally referred to as “piggyback loans”), which are loans comprised of both a first and a second mortgage (for example, an 80% loan-to-value ratio first mortgage and a 10% loan-to-value ratio second mortgage), with the loan-to-value ratio of the first mortgage below what investors require for mortgage insurance, compared to a loan in which the first mortgage covers the entire borrowed amount (which in the preceding example would be a 90% loan-to-value ratio mortgage). Competition from piggyback structures was substantial prior to 2007 but declined materially later in 2007 and declined further in 2008.

     The U.S. private mortgage insurance industry currently consists of seven active mortgage insurers and their affiliates; one of the seven is a joint venture in which another mortgage insurer participates and another is, according to filings with the Securities and Exchange Commission as of February 20, 2009, our largest shareholder. The names of these mortgage insurers are listed under “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A. In 2008, a mortgage insurer ceased writing new insurance and placed its existing book of business in run-off. According to Inside Mortgage Finance, which obtains its data from reports provided by us and other mortgage insurers that are to be prepared on the same basis as the reports by insurers to the trade association for the private mortgage insurance industry, for more than ten years, we have been the largest private mortgage insurer based on new primary insurance written, with a market share of 24.5% in 2008, 21.3% in 2007, 21.6% in 2006, 22.9% in 2005 and 23.5% in 2004, and at December 31, 2008, we also had the largest book of direct primary insurance in force. For more than five years, these reports do not include as “primary mortgage insurance” insurance on certain loans classified by us as primary insurance, such as loans insured through bulk transactions that already had mortgage insurance placed on the loans at origination.
     The private mortgage insurance industry is highly competitive. We believe that we currently compete with other private mortgage insurers based on customer relationships, name recognition, reputation, the ancillary products and services provided to lenders (including contract underwriting services), the strength of management teams and field organizations, the depths of databases covering insured loans and the effective use of technology and innovation in the delivery and servicing of insurance products. Several private mortgage insurers compete based on the types of captive mortgage reinsurance that they offer. Historically, the industry has competed for business written through the flow channel principally on the basis of programs involving captive mortgage reinsurance, agency pool insurance, and other similar structures involving lenders; the provision of contract underwriting and related fee-based services to lenders; financial strength as it is perceived by persons making or influencing the selection of a mortgage insurer; the provision of other products and services that meet lender needs for risk management, affordable housing, loss mitigation, capital markets and training support; and the effective use of technology and innovation in the delivery and servicing of insurance products. We believe competition for Wall Street bulk business was based principally on the premium rate and the portion of loans submitted for insurance that the insurers were willing to insure.
     The complaint in the RESPA litigation described in “- Pool Insurance” alleged, among other things, that captive mortgage reinsurance, agency pool insurance, and contract underwriting we provided violated RESPA.
     Certain private mortgage insurers compete for flow business by offering lower premium rates than other companies, including us, either in general or with respect to particular customers or classes of business. On a case-by-case basis, we will adjust premium rates, generally depending on the risk characteristics, loss performance or class of business of the loans to be insured, or the costs associated with doing such business.
     The mortgage insurance industry historically viewed a financial strength rating of Aa3/AA- as critical to writing new business. At the time that this annual report was finalized, the financial strength of MGIC, our principal mortgage insurance subsidiary, was rated Ba2 by Moody’s Investors Service and the outlook for this rating was considered, by Moody’s, to be developing; Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC was A- with a negative outlook; and the financial strength of MGIC was rated A- by Fitch Ratings with a negative outlook. MGIC could be further downgraded by one or more of these rating agencies.

     For further information about the importance of our ratings, see the risk factor titled “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.
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
     Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the years ended December 31, 2008, 2007 and 2006. However, a generally positive economic environment for residential real estate that continued through a portion of 2007 may have mitigated the effect of some of these costs, the claims for which may lag, by as much as several years, deterioration in the economic environment for residential real estate. There can be no assurance that contract underwriting remedies will not be material in the future.

     In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they were reviewing all mortgage insurers’ business justifications for activities, such as contract underwriting services, that have the potential for creating non-insurance related contingent liabilities. We have not received subsequent updates regarding the status of these reviews.
     Risk Management
     We believe that mortgage credit risk is materially affected by:
•	the borrower’s credit strength, including the borrower’s credit history, debt-to-income ratios, and cash reserves and the willingness of a borrower with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home;

•	the loan product, which encompasses the loan-to-value ratio, the type of loan instrument, including whether the instrument provides for fixed or variable payments and the amortization schedule, the type of property and the purpose of the loan;

•	origination practices of lenders and the percentage of coverage on insured loans;

•	the size of loans insured; and

•	the condition of the economy, including housing values and employment, in the area in which the property is located.
     We believe that, excluding other factors, claim incidence increases:
•	for loans with lower FICO credit scores compared to loans with higher FICO credit scores;

•	for loans with less than full underwriting documentation compared to loans with full underwriting documentation;

•	during periods of economic contraction and housing price depreciation, including when these conditions may not be nationwide, compared to periods of economic expansion and housing price appreciation;

•	for loans with higher loan-to-value ratios compared to loans with lower loan-to-value ratios;

•	for ARMs when the reset interest rate significantly exceeds the interest rate at loan origination;

•	for loans that permit the deferral of principal amortization compared to loans that require principal amortization with each monthly payment;

•	for loans in which the original loan amount exceeds the conforming loan limit compared to loans below that limit; and

•	for cash out refinance loans compared to rate and term refinance loans.
     Other types of loan characteristics relating to the individual loan or borrower may also affect the risk potential for a loan. The presence of a number of higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to lower the risk.

     We charge higher premium rates to reflect the increased risk of claim incidence that we perceive is associated with a loan, although not all higher risk characteristics are reflected in the premium rate. There can be no assurance that our premium rates adequately reflect the increased risk, particularly in a period of economic recession, slowing home price appreciation or housing price declines. For additional information, see our risk factors in Item 1A, including the one titled “The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.”
     In 2008, we made significant underwriting changes that limited the types of loans that we will insure. For information about these changes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — New insurance written” in Item 7.
     Delegated Underwriting and GSE Automated Underwriting Approvals. Delegated underwriting is a program under which approved lenders are allowed to commit us to insure loans originated through the flow channel. Until January 2007, lenders were able to commit us to insure loans utilizing only their own underwriting guidelines and underwriting evaluation. In addition, from 2000 through January 2007, loans approved by the automated underwriting services of the GSEs were automatically approved for MGIC mortgage insurance. As a result, during this period, a substantial majority of the loans insured by us through the flow channel were approved as a result of loan approvals by the automated underwriting services of the GSEs or through delegated underwriting programs, including those utilizing lenders’ proprietary underwriting services. Beginning in 2007, loans that did not meet our underwriting guidelines would not automatically be insured by us even though the loans were approved by the underwriting services described above. As a result, our delegated underwriting program began requiring lenders to commit us to insure only loans that complied with our underwriting guidelines.
     Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation
     Exposure to Catastrophic Loss. The private mortgage insurance industry has from time to time experienced catastrophic loss similar to the losses currently being experienced. Prior to the current cycle of such losses, the last time that private mortgage insurers experienced substantial losses was in the mid-to-late 1980s. From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share. To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed, particularly on pool insurance. These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (1) severe regional recessions and attendant declines in property values in the nation’s energy producing states; (2) the lenders’ development of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (3) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.
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

     The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default, or default rate, as of December 31, 2004-2008:
Default Statistics for the MGIC Book

	December 31,
	2008	2007	2006	2005	2004
PRIMARY INSURANCE
Insured loans in force	1,472,757	1,437,432	1,283,174	1,303,084	1,413,678
Loans in default	182,188	107,120	78,628	85,788	85,487
Default rate — all loans	12.37%	7.45%	6.13%	6.58%	6.05%
Flow loans in default	122,693	61,352	42,438	47,051	44,925
Default rate — flow loans	9.51%	4.99%	4.08%	4.52%	3.99%
Bulk loans in force(1)	182,268	208,903	243,395	263,225	288,587
Bulk loans in default(1)	59,495	45,768	36,190	38,737	40,562
Default rate — bulk loans	32.64%	21.91%	14.87%	14.72%	14.06%
Prime loans in default(2)	95,672	49,333	36,727	41,395	39,988
Default rate — prime loans	7.90%	4.33%	3.71%	4.11%	3.66%
A-minus loans in default(2)	31,907	22,863	18,182	20,358	20,734
Default rate — A-minus loans	30.19%	19.20%	16.81%	17.21%	15.00%
Subprime loans in default(2)	13,300	12,915	12,227	13,762	14,150
Default rate — subprime loans	43.30%	34.08%	26.79%	25.20%	22.78%
Reduced documentation loans delinquent(3)	41,309	22,009	11,492	10,273	10,615
Default rate — reduced doc loans	32.88%	15.48%	8.19%	8.39%	8.89%
POOL INSURANCE
Insured loans in force	603,332	757,114	766,453	767,920	790,935
Loans in default	33,884	25,224	20,458	23,772	25,500
Percentage of loans in default (default rate)	5.62%	3.33%	2.67%	3.10%	3.22%

(1)	At December 31, 2008, 118,000 bulk loans in force and 45,482 bulk loans in default related to Wall Street bulk transactions. Among other things, the default rate for bulk loans is influenced by our decision to stop writing the portion of our bulk business that we refer to as “Wall Street bulk transactions.” This decision increases the default rate because it results in a greater percentage of the bulk business consisting of vintages that traditionally have higher default rates.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to MGIC at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

     Different areas of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of loans we insured that were in default as of December 31, 2008, 2007 and 2006 for the 15 states for which we paid the most losses during 2008:
State Default Rates

	December 31,
	2008	2007	2006
California	25.17%	13.60%	6.31%
Florida	29.46	12.30	4.62
Michigan	13.61	9.78	9.07
Arizona	21.54	7.48	3.13
Ohio	9.93	8.01	8.03
Illinois	13.28	7.73	6.36
Georgia	14.36	8.79	8.07
Texas	8.68	6.27	6.45
Nevada	25.10	8.73	4.12
Minnesota	13.17	9.07	7.71
Colorado	9.02	6.27	6.97
Virginia	11.99	6.62	4.27
Massachusetts	10.86	7.42	5.68
Indiana	10.07	6.77	6.80
New York	10.52	7.49	5.84
Other states	9.03	5.85	5.54
     The default inventory for the 15 states for which we paid the most losses during 2008, at the dates indicated, appears in the table below.
Default Inventory by State

	December 31,
	2008	2007	2006
California	14,960	6,925	3,000
Florida	29,384	12,548	4,526
Michigan	9,853	7,304	6,522
Arizona	6,338	2,169	800
Ohio	8,555	6,901	6,395
Illinois	9,130	5,435	4,092
Georgia	7,622	4,623	3,492
Texas	10,540	7,103	6,490
Nevada	3,916	1,337	530
Minnesota	3,642	2,478	1,820
Colorado	2,328	1,534	1,354
Virginia	3,360	1,761	981
Massachusetts	2,634	1,596	1,027
Indiana	5,497	3,763	3,392
New York	4,493	3,153	2,458
Other states	59,936	38,490	31,749

	182,188	107,120	78,628

     Claims. Claims result from defaults which are not cured. Whether a claim results from an uncured default depends, in large part, on the borrower’s equity in the home at the time of default, the borrower’s or the lender’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage and the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the default. Various factors affect the frequency and amount of claims, including local housing prices and employment levels, and interest rates.
     Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the underlying property (typically through foreclosure). Depending on the applicable state foreclosure law, generally at least twelve months pass from the date of default to payment of a claim on an uncured default. The rate at which claims are received and paid has slowed recently due to various state and lender foreclosure moratoriums, servicing delays including as a result of attempts to modify loans, fraud investigations by us, our pursuit of mitigation opportunities and a lack of capacity in the court systems.
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
     Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are typically received during the first two years following issuance of coverage on a loan. This is typically followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination. Thereafter, the number of claims typically received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or housing price depreciation. Due in part to the subprime component of loans insured in Wall Street bulk transactions (which were the majority of our bulk transactions prior to 2007), the peak claim period for bulk loans has generally occurred earlier than for prime loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. As of December 31, 2008, 66% of the MGIC Book of primary insurance in force had been written on or after January 1, 2006, although a portion of that insurance arose from the refinancing of earlier originations. See “- Insurance In Force by Policy Year.”
     Another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan and local market conditions. The average claim severity on the MGIC Book of primary insurance was $52,239 for 2008, compared to $37,165 for 2007, and $28,228 in 2006. The continued increase in average claim severity in 2008 was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties due to slowing home price appreciation or home price declines in some areas.

     Information about net claims we paid during 2006 through 2008 appears in the table below.
Net paid claims ($ millions)

	2008	2007	2006
Prime (FICO 620 & >)	$547	$332	$251
A-Minus (FICO 575-619)	250	161	125
Subprime (FICO < 575)	132	101	68
Reduced doc (All FICOs)	395	190	81
Other	48	45	50

Direct losses paid	1,372	829	575

Reinsurance	(19)	(12)	(8)

Net losses paid	1,353	817	567

LAE	48	53	44

Net losses and LAE before terminations	1,401	870	611

Reinsurance terminations	(265)	—	—

Net losses and LAE paid	$1,136	$870	$611

     Information regarding the 15 states for which we paid the most primary losses during 2008 appears in the table below.
Primary paid claims by state ($ millions)

	2008	2007	2006
California	$315.8	$81.7	$2.8
Florida	129.3	37.6	4.4
Michigan	98.9	98.0	73.8
Arizona	60.8	10.5	0.7
Ohio	58.3	73.2	71.5
Illinois	52.0	34.9	20.5
Georgia	50.4	35.4	39.6
Texas	47.7	51.1	48.9
Nevada	45.1	12.3	1.4
Minnesota	43.2	33.6	16.0
Colorado	32.5	31.6	30.1
Virginia	32.3	12.7	1.8
Massachusetts	28.9	24.3	6.5
Indiana	26.0	33.3	34.8
New York	23.9	13.2	9.2
Other states	278.8	201.0	162.6

	$1,323.9	$784.4	$524.6
     There have been recent proposals to give bankruptcy judges the authority to reduce mortgage balances in bankruptcy cases. Such reductions are sometimes referred to as bankruptcy cramdowns. A bankruptcy cramdown is not an event that entitles an insured party to make a claim under our insurance policy. If a borrower ultimately satisfies his or her mortgage after a bankruptcy cramdown, then our insurance policies provide that we would not be required to pay any claim. Under our insurance policies, however, if a borrower re-defaults on a mortgage after a bankruptcy cramdown, the claim we would be required to pay would be based upon the original, unreduced loan balance. We are not aware of any bankruptcy cramdown proposals that would change these provisions of our insurance policies.
     Loss Mitigation. Before paying a claim, we review the loan file to determine whether we are required, under the applicable insurance policy, to pay the claim or whether we are entitled to reduce the amount of the claim. For example, all of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligation to mitigate our loss by performing reasonable loss mitigation efforts or diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We also do not cover losses resulting from property damage that has not been repaired.
     In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur most often after we have received a claim. Historically, claims submitted to us on policies we rescinded represented less than 5% of our claims resolved during the year. This increased to approximately 15% in the fourth quarter of 2008. In light of the number of claims investigations we are pursuing and our perception that books of insurance we wrote before 2008 contain a significant number of loans involving fraud, we expect our rescission rate to increase. When we rescind coverage, we return all premiums previously paid to us under the policy and are relieved of our obligation to pay a claim under the policy, although if the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. Historically, we have received an immaterial number of such objections, but that may change as our rate of rescissions increases.
     Most of our rescissions involve material misrepresentations made, or fraud committed, in connection with the origination of a loan regarding information we received and relied upon when the loan was insured. In general, our insurance policies allow us to rescind coverage if a material misrepresentation is made and if the lender or related parties such as the originator and the mortgage loan broker were aware of such misrepresentation. Ultimately, our ability to rescind coverage for material misrepresentation requires a thorough investigation of the facts surrounding the origination of the insured mortgage loan and the discovery of sufficient evidence regarding a misrepresentation and the materiality of the misrepresentation. These types of investigations are very fact-intensive, can be more difficult in reduced documentation and no documentation loan scenarios and often depend on factors outside our control, including whether the borrower cooperates with our investigation.
     One of the loss mitigation techniques available to us is obtaining a deficiency judgment against the borrower and attempting to recover some or all of the paid claim from the borrower. However, ten states, including Arizona, Illinois, New York, Ohio, Texas and Virginia, prohibit mortgage guaranty insurance companies from obtaining deficiency judgments if the applicable property is a single-family home that the borrower lived in. In five other states, including California, deficiency judgments are effectively prohibited. Finally, some states, including, Florida, Indiana, Illinois and Ohio (when, in the latter two states, the circumstances prohibiting deficiency judgments do not apply), have a judicial foreclosure process in which a deficiency judgment is obtained. In our experience, the increased time and costs associated with separate actions to obtain a deficiency judgment usually outweigh the potential benefits of collecting the deficiency judgment. In recent years, recoveries on deficiency judgments have been less than 1% of our paid claims. The recent increase in our paid claims has not been accompanied by a similar increase in recoveries on deficiency judgments. This has occurred because the number of borrowers against whom we are seeking deficiency judgments has not increased. This in turn is due to our view that the number of borrowers whose credit quality would warrant our seeking deficiency judgments has remained essentially unchanged despite the substantial increase in the number of potential deficiency candidates.
     Loss Reserves and Premium Deficiency Reserves
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
     After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date. We establish premium deficiency reserves, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. In the fourth quarter of 2007, we recorded premium deficiency reserves of $1,211 million relating to Wall Street bulk transactions remaining in our insurance in force. As of December 31, 2008, this premium deficiency reserve was $454 million. A premium deficiency reserve represents the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on the applicable loans.
     For further information about loss reserves, see “Management’s Discussion and Analysis—Results of Consolidated Operations—Losses” in Item 7 and Note 8 to our consolidated financial statements in Item 8.
     Geographic Dispersion
     The following table reflects the percentage of primary risk in force in the top 10 states and top 10 core-based statistical areas for the MGIC Book at December 31, 2008:
Dispersion of Primary Risk In Force

Top 10 States
1. Florida	8.2%
2. California	7.6
3. Texas	7.0
4. Illinois	4.5
5. Pennsylvania	4.3
6. Ohio	4.3
7. Michigan	3.9
8. Georgia	3.5
9. New York	3.2
10. North Carolina	2.7

Total	49.2%

Top 10 core-based statistical areas
1. Chicago-Naperville-Joliet	3.1%
2. Atlanta-Sandy Springs-Marietta	2.4
3. Houston-Baytown-Sugarland	2.1
4. Washington-Arlington-Alexandria	1.9
5. Phoenix-Mesa-Scottsdale	1.8
6. Riverside-San Bernardino-Ontario	1.7
7. San Juan-Caguas-Guaynabo	1.7
8. Los Angeles-Long Beach-Glendale	1.7
9. Dallas-Plano-Irving	1.4
10. Philadelphia	1.4

Total	19.2%

     The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.
     Insurance In Force by Policy Year
     The following table sets forth for the MGIC Book the dispersion of our primary insurance in force as of December 31, 2008, by year(s) of policy origination since we began operations in 1985:
Primary Insurance In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions of dollars)
1985-2001	$8,555	$1,208	$9,763	4.3%
2002	5,955	1,205	7,160	3.2
2003	12,850	2,090	14,940	6.6
2004	14,104	2,268	16,372	7.2
2005	21,137	5,732	26,869	11.8
2006	27,428	11,300	38,728	17.1
2007	60,394	6,661	67,055	29.5
2008	44,566	1,502	46,068	20.3

Total	$194,989	$31,966	$226,955	100.0%

     Risk In Force and Product Characteristics of Risk In Force
     At December 31, 2008 and 2007, 97% and 95%, respectively, of our risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of our primary risk in force as of December 31, 2008, by year(s) of policy origination since we began operations in 1985:
Primary Risk In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions of dollars)
1985-2001	$2,116	$311	$2,427	4.1%
2002	1,578	344	1,922	3.3
2003	3,381	621	4,002	6.8
2004	3,780	640	4,420	7.5
2005	5,584	1,767	7,351	12.5
2006	7,050	3,490	10,540	17.9
2007	15,427	1,741	17,168	29.1
2008	10,925	226	11,151	18.8

Total	$49,841	$9,140	$58,981	100.0%

     The following table reflects at the dates indicated the (1) total dollar amount of primary risk in force for the MGIC Book and (2) percentage of that primary risk in force, as determined on the basis of information available on the date of mortgage origination, by the categories indicated.
Characteristics of Primary Risk In Force

	December 31,	December 31,
	2008	2007
Direct Risk In Force (In Millions):	$58,981	$55,794

Loan-to-value ratios:(1)
100s	29.6%	30.1%
95s	29.1	27.5
90s(2)	35.6	35.3
80s	5.7	7.1

Total	100.0%	100.0%

Loan Type:
Fixed(3)	89.3%	86.4%
Adjustable rate mortgages (“ARMs”)(4)	10.7	13.6

Total	100.0%	100.0%

Original Insured Loan Amount:(5)
Conforming loan limit and below	94.3%	94.0%
Non-conforming	5.7	6.0

Total	100.0%	100.0%

Mortgage Term:
15-years and under	1.1%	1.2%
Over 15 years	98.9	98.8

Total	100.0%	100.0%

Property Type:
Single-family(6)	89.7%	89.9%
Condominium	9.3	8.9
Other(7)	1.0	1.2

Total	100.0%	100.0%

Occupancy Status:
Primary residence	93.1%	92.8%
Second home	3.5	3.3
Non-owner occupied	3.4	3.9

Total	100.0%	100.0%

Documentation:
Reduced documentation(8)	12.0%	14.7%
Full documentation	88.0	85.3

Total	100.0%	100.0%

FICO Score:(9)
Prime (FICO 620 and above)	90.7%	88.4%
A Minus (FICO 575 - 619)	7.2	8.8
Subprime (FICO below 575)	2.1	2.8

Total	100.0%	100.0%

(1)	Loan-to-value ratio represents the ratio (expressed as a percentage) of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured and does not reflect subsequent housing price appreciation or depreciation. Subordinate mortgages may also be present. For purposes of the table, loan-to-value ratios are classified as in excess of 95% (“100s”, a classification that includes 97% to 103% loan-to-value ratio loans); in excess of 90% loan-to-value ratio and up to 95% loan-to-value ratio (“95s”); in excess of 80% loan-to-value ratio and up to 90% loan-to-value ratio (“90s”); and equal to or less than 80% loan-to-value ratio (“80s”).

(2)	We include in our classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 2008 and 2007, 1.2% and 1.3%, respectively, of the primary risk in force consisted of these types of loans.

(3)	Includes fixed rate mortgages with temporary buydowns (where in effect the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan), ARMs in which the initial interest rate is fixed for at least five years and balloon payment mortgages (a loan with a maturity, typically five to seven years, that is shorter than the loan’s amortization period).

(4)	Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2008, 2007 and 2006, represented 3.8%, 4.5% and 5.5%, respectively, of primary risk in force. As indicated in note (3), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2008, 2007 and 2006, ARMs with loan-to-value ratios in excess of 90% represented 2.7%, 4.0% and 6.1%, respectively, of primary risk in force.

(5)	Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual adjustment and was $417,000 for 2006, 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(6)	Includes townhouse-style attached housing with fee simple ownership.

(7)	Includes cooperatives and manufactured homes deemed to be real estate.

(8)	Reduced documentation loans, many of which are commonly referred to as “Alt-A” loans, are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2008, 2007 and 2006, reduced documentation loans represented 6.8%, 8.2% and 7.9%, respectively, of risk in force written through the flow channel and 40.3%, 41.2% and 42.3%, respectively of risk in force written through the bulk channel. In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(9)	Represents the FICO score at loan origination. The weighted average FICO score at loan origination for new insurance written in 2008, 2007 and 2006 was 733, 691 and 690, respectively.
C. Other Business and Joint Ventures
     We provide various mortgage services for the mortgage finance industry, such as portfolio retention and secondary marketing of mortgage-related assets. Our eMagic.com LLC subsidiary provides an Internet portal through which mortgage industry participants can access products and services of wholesalers, investors and vendors necessary to make a home mortgage loan. Our Myers Internet, Inc. subsidiary provides website hosting, design and marketing solutions for mortgage originators and real estate agents.
     For information about our Australian operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Australia” in Item 7.

     At December 31, 2008, we owned approximately 45.5% of the equity interest in C-BASS, which prior to 2008 was one of our principal joint ventures included in the “Income from joint ventures, net of tax” line in our Consolidated Statement of Operations. A third party has an option that expires in December 2014 to purchase 22.5% of C-BASS’ equity from us for an exercise price of $2.5 million. C-BASS is a joint venture with its senior management and Radian Group Inc. that was formerly engaged principally in the business of investing in the credit risk of subprime single-family residential mortgages. In 2007, C-BASS ceased its operations and is managing its portfolio pursuant to a consensual, non-bankruptcy restructuring, under which its assets are to be paid out over time to its secured and unsecured creditors. For further information about C-BASS, see “Management’s Discussion and Analysis—Results of Consolidated Operations” in Item 7 and Note 10 to our consolidated financial statements in Item 8.
     Until August 2008, when we sold our entire interest in Sherman to Sherman, Sherman was a joint venture with its senior management and Radian Group Inc. Our interest sold represented approximately 24.25% of Sherman’s equity. In September 2007, we sold certain interests in Sherman for approximately $240.8 million. For further information about Sherman, which during 2008 was our principal joint venture included in the “Income from joint ventures, net of tax” line in our Consolidated Statement of Operations, see “Management’s Discussion and Analysis—Results of Consolidated Operations” in Item 7 and Note 10 to our consolidated financial statements in Item 8.
D. Investment Portfolio
     Policy and Strategy
     At December 31, 2008, the fair value of our investment portfolio and cash and cash equivalents was approximately $8.1 billion. As of December 31, 2008, approximately $394 million of our portfolio was held at the parent company level and the remainder of our portfolio was held by our subsidiaries, primarily MGIC. The portion of our portfolio that is held at the parent company level is held in cash or cash equivalents. The remainder of the discussion of our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.
     Approximately 49% of our investment portfolio is managed by either BlackRock, Inc. or Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio.

     Our current policies emphasize preservation of capital, as well as total return. Therefore, our investment portfolio consists almost entirely of high-quality, fixed-income investments. We seek liquidity through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates. Our investment policies in effect at December 31, 2008 limited investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. At that date, the maximum aggregate book value of the holdings of a single obligor or non-government money market mutual fund was:

U.S. government securities	No limit
Pre-refunded municipals escrowed in Treasury securities	No limit(1)
U.S. government agencies (in total)(2)	15% of portfolio market value
Securities rated “AA” or “AAA”	3% of portfolio market value
Securities rated “Baa” or “A”	2% of portfolio market value

(1)	No limit subject to liquidity considerations.

(2)	As used with respect to our investment portfolio, U.S. government agencies include GSEs (which, in the sector table below are included as part of U.S. Treasuries), Federal Home Loan Banks and the Tennessee Valley Authority.
     At December 31, 2008, based on amortized cost, approximately 94.4% of our total fixed income investment portfolio was invested in securities rated “A” or better, with 56.7% rated “AAA” and 23.9% rated “AA,” in each case by at least one nationally recognized securities rating organization. For information related to the portion of our investment portfolio that is insured by financial guarantors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition” in Item 7.
     Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.
     Investment Operations
     At December 31, 2008, municipal securities represented 89.5% of the fair value of our total investment portfolio and derivative financial instruments in our investment portfolio were immaterial. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 6.2%, 23.1%, 18.2% and 43.1%, respectively, of the total fair value of our investment in debt securities. Auction rate and mortgage-backed securities represented 7.4% and 2.0%, respectively, of the total fair value of our investment in debt securities. Our after-tax yield for 2008 was 3.5%, compared to after-tax yields of 4.2% and 4.0% in 2007 and 2006, respectively.

     Our ten largest holdings at December 31, 2008 appear in the table below:

Market Value
(in thousands
of dollars)
1. Illinois State General Obligations	$150,245
2. Montana St. Higher Student Asst	62,500
3. Harris St. Higher Student Asst	59,260
4. New York Sales Tax Asset Receivable	55,237
5. Penn State Higher Educ Asst	54,700
6. Florida St. Brd Ed Lottery Rev	54,607
7. San Joaquin Hills California	51,963
8. California St. Economic Recovery	49,671
9. North Carolina Municipal Power	48,920
10. Brazos Texas Higher Education	48,100

$635,203

Note: This table excludes securities issued by U.S. government, U.S. government agencies, GSEs, Federal Home Loan Banks and the Tennessee Valley Authority.
     The sectors of our investment portfolio at December 31, 2008 appear in the table below:

Percentage of
Portfolio’s Market Value
1. Municipal	87.1%
2. Asset Backed	3.4
3. Corporate	3.3
4. U.S. Treasuries	2.5
5. Foreign	2.2
6. Preferred Stock	1.3
7. Other Taxable	0.2

100.0%

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
     Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a discussion of a February 1, 1999 circular letter from the New York Insurance Department and a January 31, 2000 letter from the Illinois Department of Insurance, see “The MGIC Book—Types of Product—Pool Insurance” and “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A. For a description of limits on dividends payable, see “Management’s Discussion and Analysis—Liquidity and Capital Resources” in Item 7 and Note 13 to our consolidated financial statements in Item 8.
     Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators. See “Management’s Discussion and Analysis — Liquidity and Capital Resources — Capital” in Item 7 for information about regulations governing our capital adequacy, information about our current capital and our expectations regarding our future capital position.
     We are required to establish a contingency loss reserve in an amount equal to 50% of earned premiums. These amounts cannot be withdrawn for a period of 10 years, except under certain circumstances. For further information, see Note 2 to our consolidated financial statements in Item 8.
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
     Wisconsin’s insurance regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the Office of the Commissioner of Insurance of Wisconsin. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities. In addition, the insurance regulations of other states in which MGIC is a licensed insurer require notification to the state’s insurance department a specified time before a person acquires control of us. If regulators in these states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated. For further information about regulatory proceedings applicable to us and our industry, see “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A.
     As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs. These requirements are subject to change from time to time. Currently, we are an approved mortgage insurer for both Freddie Mac and Fannie Mae but our longer term eligibility could be negatively affected as discussed under “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A. In September 2008, the FHFA was appointed as the conservator of both of the GSEs. It is uncertain what impact the appointment of the FHFA as the GSEs’ conservator may have on the GSEs’ operations and activities. For additional information about the potential impact that any such changes may have on us, see the risk factor titled “Changes in the business practices of Fannie Mae and Freddie Mac could reduce our revenues or increase our losses.” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Future of the Domestic Residential Housing Finance System” in Item 7.
     The GSEs have approved the terms of our master policy. Any new master policy, or material changes to our existing master policy, would be subject to approval by the GSE’s
     For information about the importance of our ratings, see the risk factor titled “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A.
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
     There can be no assurance that other federal laws and regulations affecting these institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry. In this regard, see the risk factor titled “Changes in the business practices of Fannie Mae and Freddie Mac could reduce our revenues or increase our losses” in Item 1A.
F. Employees
     At December 31, 2008, we had approximately 1,160 full- and part-time employees, of whom approximately 30% were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” employees has ranged from fewer than 200 to as many as 500.
G. Website Access
     We make available, free of charge, through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file these materials with the Securities and Exchange Commission. The address of our website is http://mtg.mgic.com, and such reports and amendments are accessible through the “Investor Information” and “Stockholder Information” links at such address.
Item 1A. Risk Factors.
     Forward-Looking Statements and Risk Factors
     Our revenues and losses may be affected by the risk factors discussed below. These risk factors are an integral part of this annual report.
     These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. Forward looking statements consist of statements which relate to matters other than historical fact, including matters that inherently refer to future events. Among others, statements that include words such as we “believe”, “anticipate”, or “expect”, or words of similar import, are forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. No reader of this annual report should rely on the fact that such statements are current at any time other than the time at which this annual report was filed with the Securities and Exchange Commission.
Because our policyholders position could decline and our risk-to-capital could increase beyond the levels necessary to meet regulatory requirements we are considering options to obtain additional capital.
     The Office of the Commissioner of Insurance of Wisconsin is our principal insurance regulator. To assess a mortgage guaranty insurer’s capital adequacy, Wisconsin’s insurance regulations require that a mortgage guaranty insurance company maintain “policyholders position” of not less than a minimum computed under a prescribed formula. If a mortgage guaranty insurer does not meet the minimum required by the formula it cannot write new business until its policyholders position meets the minimum. Some other states that regulate our mortgage guaranty insurance companies have similar regulations.

     Some states that regulate us have provisions that limit the risk-to-capital ratio of a mortgage guaranty insurance company to 25:1. If an insurance company’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit.
     The mortgage insurance industry is experiencing material losses, especially on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices in California, Florida and other distressed markets, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, there is significant uncertainty surrounding what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Our view of potential losses on these books has trended upward since the first quarter of 2008, including since the time at which we finalized our Quarterly Report on Form 10-Q for the third quarter of 2008. Unless recent loss trends materially mitigate, MGIC’s policyholders position could decline and its risk-to-capital could increase beyond the levels necessary to meet regulatory requirements to write new business and this could occur before the end of 2009. As a result, we are considering options to obtain capital to write new business, which could occur through the sale of equity or debt securities, from reinsurance and/or through the use of claims paying resources that should not be needed to cover obligations on our existing insurance in force. While we have not pursued raising capital from private sources, we initiated discussions with the US Treasury late in October 2008 to seek a capital investment and/or reinsurance under the Troubled Assets Relief Program (“TARP”). We understand there is intense competition for TARP and other government assistance. We cannot predict whether we will be successful in obtaining capital from any source but any sale of additional securities could dilute substantially the interest of existing shareholders and other forms of capital relief could also result in additional costs.
Changes in the business practices of Fannie Mae and Freddie Mac could reduce our revenues or increase our losses.
     The majority of our insurance written is for loans sold to Fannie Mae and Freddie Mac, each of which is a government sponsored entity, or GSE. As a result, the business practices of the GSEs affect the entire relationship between them and mortgage insurers and include:
•	the level of private mortgage insurance coverage, subject to the limitations of Fannie Mae and Freddie Mac’s charters (which may be changed by federal legislation) when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

•	the amount of loan level delivery fees (which result in higher costs to borrowers) that Fannie Mae or Freddie Mac assess on loans that require mortgage insurance,

•	whether Fannie Mae or Freddie Mac influence the mortgage lender’s selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

•	the underwriting standards that determine what loans are eligible for purchase by Fannie Mae or Freddie Mac, which can affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans,

•	the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and

•	the circumstances in which mortgage servicers must perform activities intended to avoid or mitigate loss on insured mortgages that are delinquent.
     In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of Fannie Mae and Freddie Mac. As their conservator, FHFA controls and directs the operations of Fannie Mae and Freddie Mac. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of Fannie Mae and Freddie Mac or other factors may increase the likelihood that the business practices of Fannie Mae and Freddie Mac change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of Fannie Mae and Freddie Mac are changed by new federal legislation. Such changes may allow Fannie Mae and Freddie Mac to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement.
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
     Even when housing values are stable or rising, certain types of mortgages have higher probabilities of claims. These segments include loans with loan-to-value ratios over 95% (including loans with 100% loan-to-value ratios or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or total debt-to-income ratios of 38% or higher, as well as loans having combinations of higher risk factors. As of December 31, 2008, approximately 60% of our primary risk in force consisted of loans with loan-to-value ratios equal to or greater than 95%, 9.3% had FICO credit scores below 620, and 13.7% had limited underwriting, including limited borrower documentation. A material portion of these loans were written in 2005 — 2007 and through the first quarter of 2008. (In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (3) to the table titled “Default Statistics for the MGIC Book” in Item 1.)
     Beginning in the fourth quarter of 2007 we made a series of changes to our underwriting guidelines in an effort to improve the risk profile of our new business. Requirements imposed by new guidelines, however, only affect business written under commitments to insure loans that are issued after those guidelines become effective. Business for which commitments are issued after new guidelines are announced and before they become effective is insured by us in accordance with the guidelines in effect at time of the commitment even if that business would not meet the new guidelines. For commitments we issue for loans that close and are insured by us, a period longer than a calendar quarter can elapse between the time we issue a commitment to insure a loan and the time we receive the payment of the first premium and report the loan in our risk in force, although this period is generally shorter.
     As of December 31, 2008, approximately 3.7% of our primary risk in force written through the flow channel, and 46.0% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. We believe that when the reset interest rate significantly exceeds the interest rate at loan origination, claims on ARMs would be substantially higher than for fixed rate loans. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we believe the volume of “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs, increased in 2005 and 2006 and remained at these levels during the first half of 2007, before beginning to decline in the second half of 2007. We believe claim rates on certain of these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.
     Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for actual losses even under our current underwriting guidelines. We do, however, believe that given the various changes in our underwriting guidelines that are effective in 2008, our 2008 book (which consists of loans we committed to insure in 2008 that closed and become insured by us) will generate underwriting profit, although as economic conditions have continued to deteriorate the amount of such profit has declined over the amount we were expecting at the end of the third quarter of 2008.
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

Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.
     We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss on delinquent loans. The estimated claim rates and claim amounts represent what we believe best reflect the estimate of what will actually be paid on the loans in default as of the reserve date.
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
      In January  2008, we announced that we had decided to stop writing the portion of our bulk business that insures loans which are included in Wall Street securitizations because the performance of loans included in such securitizations deteriorated materially in the fourth quarter of 2007 and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. As of December 31, 2007 we established a premium deficiency reserve of approximately $1.2 billion. As of December 31, 2008, the premium deficiency reserve was $454 million. At each date, the premium deficiency reserve is the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on these bulk transactions.

     The mortgage insurance industry is experiencing material losses, especially on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices in California, Florida and other distressed markets, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, there is significant uncertainty surrounding what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Our view of potential losses on these books has trended upward since the first quarter of 2008, including since the time at which we finalized our Quarterly Report on Form 10-Q for the third quarter of 2008. There can be no assurance that additional premium deficiency reserves on Wall Street Bulk or on other portions of our insurance portfolio will not be required.
The amounts that we owe under our revolving credit facility and Senior Notes could be accelerated.
     We have a $300 million bank revolving credit facility that matures in March 2010 under which $200 million is currently outstanding, $200 million of Senior Notes due in September 2011 and $300 million of Senior Notes due in November 2015.
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
     At December 31, 2008, our Consolidated Net Worth was approximately $2.7 billion. We expect we will have a net loss in 2009, with the result that we expect our Consolidated Net Worth to decline. There can be no assurance that losses in or after 2009 will not reduce our Consolidated Net Worth below the minimum amount required.
     In addition, regardless of our results of operations, our Consolidated Net Worth would be reduced to the extent the carrying value of our investment portfolio declines from its carrying value at December 31, 2008 due to market value adjustments. At December 31, 2008, the modified duration of our fixed income portfolio was 4.3 years, which means that an instantaneous parallel upward shift in the yield curve of 100 basis points would result in a decline of 4.3% (approximately $340 million) in the market value of this portfolio. Market value adjustments could also occur as a result of changes in credit spreads.
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
     The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba2 by Moody’s Investors Service and the outlook for this rating is considered, by Moody’s, to be developing. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is A- with a negative outlook. The financial strength of MGIC is rated A- by Fitch Ratings with a negative outlook.
     The mortgage insurance industry historically viewed a financial strength rating of Aa3/AA- as critical to writing new business. In part this view has resulted from the mortgage insurer eligibility requirements of the GSEs, which each year purchase the majority of loans insured by us and the rest of the mortgage insurance industry, along with the risk-based capital stress test for the GSEs which provided incentives for the GSEs to use private mortgage insurance provided by insurers with the highest ratings.
     At the beginning of 2007, all of the eight private mortgage insurers then writing new insurance had ratings of at least Aa3/AA- and all of them were treated the same under the risk-based capital stress test applicable to the GSEs. Since then, one of the eight private mortgage insurers ceased writing new insurance and six of the other seven private mortgage insurers have been downgraded below Aa3/AA-. The only private mortgage insurer that has maintained a rating of at least Aa3/AA- has an insignificant market share.
     In February 2008, after several private mortgage insurers were downgraded below Aa3/AA-, Freddie Mac and Fannie Mae announced that they were temporarily suspending the portion of their eligibility requirements that impose additional restrictions on a mortgage insurer that is downgraded below Aa3/AA- if the affected insurer commits to submitting a written remediation plan for their approval. After Freddie Mac and Fannie Mae suspended this portion of their eligibility requirements, we were downgraded below Aa3/AA-. We have submitted written remediation plans to both Freddie Mac and Fannie Mae. We believe that both Freddie Mac and Fannie Mae view their processes of reviewing remediation plans as continuing processes that should continue until the party submitting the remediation plan has regained a rating of at least Aa3/AA-. Our remediation plans include projections of our future financial performance. There can be no assurance that we will be able to successfully complete our remediation plans. In addition, there can be no assurance that Freddie Mac and Fannie Mae will continue the positions described above with respect to mortgage insurers that have been downgraded below Aa3/AA-.
     Apart from the effect of the eligibility requirements of the GSEs, we believe lenders who hold mortgages in portfolio and choose to obtain mortgage insurance on the loans assess a mortgage insurer’s financial strength rating as one element of the process through which they select mortgage insurers. As a result of these considerations, including MGIC’s ratings downgrades since the beginning of 2008, MGIC may be competitively disadvantaged.
Loan modification and other similar programs may not provide material benefits to us.
     Beginning in the fourth quarter of 2008, the federal government, including through the FDIC and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. All of these programs are being rolled out or in their early stages and it is unclear whether they will result in a significant number of loan modifications. In February 2009, the Obama Administration announced the Homeowner Affordability and Stability Plan that has the intent of helping millions of homeowners receive more favorable mortgage terms. Full details of the plan were not available at the time this annual report was finalized. One or more of these programs may be implemented in a manner that eliminates the need for mortgage insurance for groups of loans that our industry has traditionally insured. Even if a loan is modified, we do not know how many modified loans will subsequently re-default, resulting in losses for us that could be greater than we would have paid had the loan not been modified. As a result, we cannot ascertain with confidence whether these programs will provide material benefits to us. In addition, because we do not have information in our database for all of the parameters used to determine which loans are eligible for modification programs, our estimates of the number of qualifying loans are inherently uncertain. If legislation is enacted to permit a mortgage balance to be reduced in bankruptcy, we would still be responsible to pay the original balance if the borrower re-defaulted on that mortgage after its balance had been reduced. Various government entities and private parties have enacted foreclosure moratoriums. A moratorium does not affect the accrual of interest and other expenses on a loan. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium additional interest and expenses would be due which could result on our losses on loans subject to the moratorium being higher than if there had been no moratorium.
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
     In each year, most of our premiums are from insurance that has been written in prior years. As a result, the length of time insurance remains in force, which is also generally referred to as persistency, is a significant determinant of our revenues. The factors affecting the length of time our insurance remains in force include:
•	the level of current mortgage interest rates compared to the mortgage coupon rates on the insurance in force, which affects the vulnerability of the insurance in force to refinancings, and

•	mortgage insurance cancellation policies of mortgage investors along with the current value of the homes underlying the mortgages in the insurance in force.
     During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. At December 31, 2008 persistency was at 84.4%, compared to the record low of 44.9% at September 30, 2003. Since the 1990s, refinancing has become easier to accomplish and less costly for many consumers. Hence, even in an interest rate and house price environment favorable to persistency improvement, persistency may not reach its December 31, 1990 level. Recently, mortgage interest rates have reached historic lows by some measures, and we expect to see an increase in the portion of our business attributable to refinances.
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
     We believe the Federal Housing Administration, which until 2008 was not viewed by us as a significant competitor, substantially increased its market share in 2008.
Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.
     Competition for private mortgage insurance premiums occurs not only among private mortgage insurers but also with mortgage lenders through captive mortgage reinsurance transactions. In these transactions, a lender’s affiliate reinsures a portion of the insurance written by a private mortgage insurer on mortgages originated or serviced by the lender. As discussed under “We are subject to risk from private litigation and regulatory proceedings” below, we provided information to the New York Insurance Department and the Minnesota Department of Commerce about captive mortgage reinsurance arrangements and the Department of Housing and Urban Development, commonly referred to as HUD, issued a subpoena covering similar information. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.
     In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. Our private mortgage insurance competitors include:
•	PMI Mortgage Insurance Company,

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	Republic Mortgage Insurance Company, whose parent, based on information filed with the SEC through February 20, 2009, is our largest shareholder, and

•	CMG Mortgage Insurance Company.
     Our relationships with our customers could be adversely affected by a variety of factors, including continued tightening of our underwriting guidelines, which have resulted in our declining to insure some of the loans originated by our customers, and our decision to discontinue ceding new business under excess of loss reinsurance programs. We believe the Federal Housing Administration, which in recent years was not viewed by us as a significant competitor, substantially increased its market share in 2008.
     While the mortgage insurance industry has not had new entrants in many years, the perceived increase in credit quality of loans that are being insured today combined with the deterioration of the financial strength ratings of the existing mortgage insurance companies could encourage new entrants.
Our common stock could be delisted from the NYSE.
     The listing of our common stock on the NYSE is subject to compliance with NYSE’s continued listing standards, including that the average closing price of our common stock during any 30 trading day period equal or exceed $1.00 and that our average market capitalization for any such period equal or exceed $25 million. The NYSE can also, in its discretion, discontinue listing a company’s common stock if the company discontinues a substantial portion of its operations. If we do not satisfy any of NYSE’s continued listing standards or if we cease writing new insurance, our common stock could be delisted from the NYSE unless we cure the deficiency during the time provided by the NYSE. If the NYSE were to delist our common stock, it likely would result in a significant decline in the trading price, trading volume and liquidity of our common stock. We also expect that the suspension and delisting of our common stock would lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume. As a result, it could become significantly more difficult for our shareholders to sell their shares of our common stock at prices comparable to those in effect prior to delisting or at all.
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

     In October 2007, the Division of Enforcement of the Securities and Exchange Commission requested that we voluntarily furnish documents and information primarily relating to C-BASS, the now-terminated merger with Radian and the subprime mortgage assets “in the Company’s various lines of business.” We are providing responsive documents and/or other information to the Securities and Exchange Commission. As part of its initial information request, the SEC staff informed us that this investigation should not be construed as an indication by the SEC or its staff that any violation of the securities laws has occurred, or as a reflection upon any person, entity or security.
     In 2008, complaints in five separate purported stockholder class action lawsuits were filed against us, several of our officers and an officer of C-BASS. The allegations in the complaints are generally that through these individuals we violated the federal securities laws by failing to disclose or misrepresenting C-BASS’s liquidity, the impairment of our investment in C-BASS, the inadequacy of our loss reserves and that we were not adequately capitalized. The collective time period covered by these lawsuits begins on October 12, 2006 and ends on February 12, 2008. The complaints seek damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaints. We believe, among other things, that the allegations in the complaints are not sufficient to prevent their dismissal and intend to defend against them vigorously. However, we are unable to predict the outcome of these cases or estimate our associated expenses or possible losses.
     Other lawsuits alleging violations of the securities laws could be brought against us. In December 2008, a holder of a class of certificates in a publicly offered securitization for which C-BASS was the sponsor brought a purported class action under the federal securities laws against C-BASS; the issuer of such securitization, which was an affiliate of a major Wall Street underwriter; and the underwriters alleging material misstatements in the offering documents. The complaint describes C-BASS as a venture of MGIC, Radian Group and the management of C-BASS and refers to Doe defendants who are unknown to the plaintiff but who the complaint says are legally responsible for the events described in the complaint. The complaint also says that the plaintiff will seek to amend the complaint when the identities of these additional defendants have been ascertained.
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
     The Internal Revenue Service conducted an examination of our federal income tax returns for taxable years 2000 though 2004. On June 1, 2007, as a result of this examination, we received a revenue agent report. The adjustments reported on the revenue agent report would substantially increase taxable income for those tax years and resulted in the issuance of an assessment for unpaid taxes totaling $189.5 million in taxes and accuracy related penalties, plus applicable interest. We have agreed with the Internal Revenue Service on certain issues and paid $10.5 million in additional taxes and interest. The remaining open issue relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits, or REMICs. This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The Internal Revenue Service has indicated that it does not believe, for various reasons, that we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income.

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
     In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (the Basel I), which set out international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the Basel Committee issued an update to Basel I (as revised in November 2005, Basel II). Basel II was implemented by many banks in the United States and many other countries in 2008 and may be implemented by the remaining banks in the United States and many other countries in 2009. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities.
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
We may not be able to recover the capital we invested in our Australian operations for many years and may not recover all of such capital.
     We have committed significant resources to begin international operations, primarily in Australia, where we started to write business in June 2007. In view of our need to dedicate capital to our domestic mortgage insurance operations, we have been exploring alternatives for our Australian activities which may include a sale of our Australian operations. As a result, we have reduced our Australian headcount and suspended writing new business in Australia. Unless we are successful in a sale in the first half of 2009, we may place our existing Australian book of business into runoff. In addition to the general economic and insurance business-related factors discussed above, we are subject to a number of other risks from having deployed capital in Australia, including foreign currency exchange rate fluctuations and interest-rate volatility particular to Australia.

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
Item 1B. Unresolved Staff Comments.
     None.
Item 2. Properties.
     At December 31, 2008, we leased office space in various cities throughout the United States under leases expiring between 2009 and 2015 and which required annual rentals of $2.8 million in 2008.
     We own our headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.
Item 3. Legal Proceedings.
     Complaints in five purported stockholder class action lawsuits have been filed against us and several of our officers. Wayne County Employees’ Retirement System v. MGIC Investment Corporation was filed in May 2008, Plumbers’ & Pipefitters’ Local #562 Pension Fund v. MGIC Investment Corporation was filed in May 2008, Teamsters Local 456 Annuity Fund v. MGIC Investment Corporation was filed in June 2008, Minneapolis Firefighters’ Relief Association v. MGIC Investment Corporation was filed in July 2008 and Fulton County Employees’ Retirement System v. MGIC Investment Corporation was filed in October 2008. With the exception of Wayne County Employees’ Retirement System, which was filed in the U.S. District Court for the Eastern District of Michigan, all of these lawsuits were filed in the U.S. District Court for the Eastern District of Wisconsin.
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
     In addition, we are involved in other litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of this pending litigation will not have a material adverse effect on our financial position or results of operations.

     For information about the risk of certain legal proceedings, see the text under “We are subject to the risk of private litigation and regulatory proceedings” under “Risk factors” in Item 1A, which is incorporated by reference.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Executive Officers
     Certain information with respect to our executive officers as of March 1, 2009 is set forth below:

Name and Age	Title
Curt S. Culver, 56	Chairman of the Board and Chief Executive Officer of MGIC Investment Corporation and MGIC; Director of MGIC Investment Corporation and MGIC

Patrick Sinks, 52	President and Chief Operating Officer of MGIC Investment Corporation and MGIC

J. Michael Lauer, 64	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC

Lawrence J. Pierzchalski, 56	Executive Vice President- Risk Management of MGIC

Jeffrey H. Lane, 59	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

James A. Karpowicz, 61	Senior Vice President-Chief Investment Officer and Treasurer of MGIC Investment Corporation and MGIC

Michael G. Meade, 59	Senior Vice President-Information Services and Chief Information Officer of MGIC
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
     Mr. Karpowicz has served as our and MGIC’s Senior Vice President-Chief Investment Officer and Treasurer since January, 2005 and has been Treasurer since 1998. From 1986 to January, 2005, he held various positions within MGIC’s investment operations organization, the last of which was Vice President.
     Mr. Meade has served as MGIC’s Senior Vice President-Information Services and Chief Information Officer since February 1992. From 1985 to 1992 he held various positions within MGIC’s information services organization, the last of which was Vice President-Information Services.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     (a) Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2007 and 2008 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

	2007		2008
Quarter	High	Low	High	Low
First	$68.96	$53.90	$22.72	$9.60
Second	66.46	53.61	14.14	5.41
Third	57.94	27.28	12.50	3.51
Fourth	36.71	16.18	8.91	1.58
     In 2007 and 2008, we declared and paid the following cash dividends:

	2007	2008
Quarter
First	$.250	$.025
Second	.250	.025
Third	.250	.025
Fourth	.025	.000

	$0.775	$0.075

     In October 2008, the Board discontinued payment of our dividend. The payment of future dividends is subject to the discretion of our Board and will depend on many factors, including our operating results, financial condition and capital position. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. For a discussion of these restrictions, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this annual report and Note 11 to our consolidated financial statements in Item 8, which are incorporated by reference.
     As of February 15, 2009, the number of shareholders of record was 140. In addition, we estimate there are more than 60,000 beneficial owners of shares held by brokers and fiduciaries.
     Information regarding equity compensation plans is contained in Item 12.
     (b) Not applicable.
     (c) We did not repurchase any shares of Common Stock during the fourth quarter of 2008.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands of dollars, except per share data)
Summary of Operations
Revenues:
Net premiums written	$1,466,047	1,345,794	$1,217,236	$1,252,310	$1,305,417

Net premiums earned	$1,393,180	1,262,390	$1,187,409	$1,238,692	$1,329,428
Investment income, net	308,517	259,828	240,621	228,854	215,053
Realized investment (losses) gains, net	(12,486)	142,195	(4,264)	14,857	17,242
Other revenue	32,315	28,793	45,403	44,127	50,970

Total revenues	1,721,526	1,693,206	1,469,169	1,526,530	1,612,693

Losses and expenses:
Losses incurred, net	3,071,501	2,365,423	613,635	553,530	700,999
Change in premium deficiency reserves	(756,505)	1,210,841	—	—	—
Underwriting and other expenses	271,314	309,610	290,858	275,416	278,786
Reinsurance fee	1,781	—	—	—	—
Interest expense	71,164	41,986	39,348	41,091	41,131

Total losses and expenses	2,659,255	3,927,860	943,841	870,037	1,020,916

(Loss) income before tax and joint ventures	(937,729)	(2,234,654)	525,328	656,493	591,777
(Credit) provision for income tax	(394,329)	(833,977)	130,097	176,932	159,348
Income (loss) from joint ventures, net of tax	24,486	(269,341)	169,508	147,312	120,757

Net (loss) income	$(518,914)	(1,670,018)	$564,739	$626,873	$553,186

Weighted average common shares outstanding (in thousands)	113,962	81,294	84,950	92,443	98,245

Diluted (loss) earnings per share	$(4.55)	(20.54)	$6.65	$6.78	$5.63

Dividends per share	$0.075	0.775	$1.00	$0.525	$0.225

Balance sheet data
Total investments	$7,045,536	5,896,233	$5,252,422	$5,295,430	$5,418,988
Total assets	9,182,829	7,716,361	6,621,671	6,357,569	6,380,691
Loss reserves	4,775,552	2,642,479	1,125,715	1,124,454	1,185,594
Premium deficiency reserves	454,336	1,210,841	—	—	—
Short- and long-term debt	698,446	798,250	781,277	685,163	639,303
Convertible debentures	375,593	—	—	—	—
Shareholders’ equity	2,367,200	2,594,343	4,295,877	4,165,055	4,143,639
Book value per share	18.93	31.72	51.88	47.31	43.05

	Year Ended December 31,
	2008	2007	2006	2005	2004
New primary insurance written ($ millions)	$48,230	$76,806	$58,242	$61,503	$62,902
New primary risk written ($ millions)	11,669	19,632	15,937	16,836	16,792
New pool risk written ($ millions)(1)	145	211	240	358	208

Insurance in force (at year-end) ($ millions)
Direct primary insurance	226,955	211,745	176,531	170,029	177,091
Direct primary risk	58,981	55,794	47,079	44,860	45,981
Direct pool risk(1)	1,902	2,800	3,063	2,909	3,022

Primary loans in default ratios
Policies in force	1,472,757	1,437,432	1,283,174	1,303,084	1,413,678
Loans in default	182,188	107,120	78,628	85,788	85,487
Percentage of loans in default	12.37%	7.45%	6.13%	6.58%	6.05%
Percentage of loans in default — bulk	32.64%	21.91%	14.87%	14.72%	14.06%

Insurance operating ratios (GAAP)
Loss ratio	220.4%	187.3%	51.7%	44.7%	52.7%
Expense ratio(2)	14.2%	15.8%	17.0%	15.9%	14.6%

Combined ratio	234.6%	203.1%	68.7%	60.6%	67.3%

Risk-to-capital ratio (statutory)
Combined insurance companies	14.7:1	11.9:1	7.5:1	7.4:1	7.9:1

(1)	Represents contractual aggregate loss limits and, for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, for $2.5 billion, $4.1 billion, $4.4 billion, $5.0 billion and $4.9 billion, respectively, of risk without such limits, risk is calculated at $1 million, $2 million, $4 million, $51 million and $65 million, respectively, for new risk written and $150 million, $475 million, $473 million, $469 million and $418 million, respectively, for risk in force, the estimated amount that would credit enhance these loans to a “AA” level based on a rating agency model.

(2)	The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. As calculated, the loss ratio does not reflect any effects due to premium deficiency. The expense ratio is the ratio, expressed as a percentage, of the combined insurance operations underwriting expenses to net premiums written.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Through our subsidiary MGIC, we are the leading provider of private mortgage insurance in the United States to the home mortgage lending industry. Our principal product is primary mortgage insurance. Primary mortgage insurance may be written through the flow market channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk market channel, in which portfolios of loans are individually insured in single, bulk transactions. Prior to 2008, we wrote significant volume through the bulk channel, substantially all of which was Wall Street bulk business, which we discontinued writing in 2007. We expect any future business written through the bulk channel will be insignificant to us. Prior to 2009, we also wrote pool mortgage insurance. We do not expect we will write any significant pool mortgage insurance in the future.
     As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the delinquency table under “Results of Consolidated Operations-Losses-Losses Incurred”. The discussion of our business in this document generally does not apply to our Australian operations which are immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see “—Australia” below.
Forward Looking Statements
     As discussed under “Forward Looking Statements and Risk Factors” in Item 1A of Part 1 of this annual report to which readers of this annual report should refer because such risk factors are an integral part of the discussion below, actual results may differ materially from the results contemplated by forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make in the following discussion or elsewhere in this annual report even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. Therefore no reader of this annual report should rely on these statements being accurate as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

Outlook
     At this time, we are facing two particularly significant challenges, which we believe are shared by the other participants in our industry:
•	Whether we will have access to sufficient capital to continue to write new business. This challenge is discussed under “Capital” below.

•	Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. This challenge is discussed under “Future of the Domestic Residential Housing Finance System” below.
     Capital
     The mortgage insurance industry is experiencing material losses, especially on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices in California, Florida and other distressed markets, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, there is significant uncertainty surrounding what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Our view of potential losses on these books has trended upward since the first quarter of 2008, including since the time at which we finalized our Quarterly Report on Form 10-Q for the third quarter of 2008.
     The Office of the Commissioner of Insurance of Wisconsin (“OCI”) is MGIC’s principal insurance regulator. To assess a mortgage guaranty insurer’s capital adequacy, Wisconsin’s insurance regulations require that a mortgage guaranty insurance company maintain “policyholders position” of not less than a minimum computed under a prescribed formula. Policyholders position is the insurer’s net worth, contingency reserve and a portion of the reserves for unearned premiums, with credit given for authorized reinsurance. The minimum policyholders position (MPP) required by the formula depends on the insurance in force and whether the loans insured are primary insurance or pool insurance and further depends on the LTV ratio of the individual loans and their coverage percentage (and in the case of pool insurance, the amount of any deductible). If a mortgage guaranty insurer does not meet MPP it cannot write new business until its policyholders position meets the minimum.
     In February 2009, we received clarification from the OCI regarding the methodology used in calculating the excess of our policyholders position over the MPP. The clarification effectively reduces the required MPP by our reserves established for delinquent loans, beginning with our December 31, 2008 calculations. At December 31, 2008, MGIC’s policyholders position exceeded the required minimum by more than $1.5 billion, and we exceeded the required minimum by $1.6 billion on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.)
     Some states that regulate us have provisions that limit the risk-to-capital ratio (see “Liquidity and Capital Resources—Risk to Capital”) of a mortgage guaranty insurance company to 25:1. If an insurance company’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit. It is also our understanding that certain states have clarified their calculation of risk-to-capital to reduce risk in force for established loss reserves. We have used this methodology beginning with our December 31, 2008 calculations. At December 31, 2008 MGIC’s risk-to-capital was 12.9:1 and was 14.7:1 on a combined statutory basis.
     In addition to the uncertainties that could result in increased losses, there are other items that could favorably impact our future losses. For example, our estimated loss reserves reflect loss mitigation from rescissions using only the rate at which we have rescinded claims during recent periods, as discussed under “Results of Consolidated Operations—Losses—Losses Incurred”. In light of the number of claims investigations we are pursuing and our perception that books of insurance we wrote before 2008 contain a significant number of loans involving fraud, we expect our rescission rate during future periods to increase. The insured can dispute our right to rescind coverage, and whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. Also, our estimated loss reserves do not take account of the effect of potential benefits that might be realized from third party and governmental loan modification programs.
     Because these and other factors that will affect our future losses are subject to significant uncertainty, there is significant uncertainty regarding the level of our future losses. However, unless recent loss trends materially mitigate, MGIC’s policyholders position could decline and its risk-to-capital could increase beyond the levels necessary to meet regulatory requirements and this could occur before the end of 2009.
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
     We are considering options to obtain capital to write new business, which could occur through the sale of equity or debt securities, from reinsurance and/or through the use of claims paying resources that should not be needed to cover obligations on our existing insurance in force. While we have not pursued raising capital from private sources, we initiated discussions with the US Treasury late in October 2008 to seek a capital investment and/or reinsurance under the Troubled Assets Relief Program (“TARP”). We understand there is intense competition for TARP and other government assistance. We cannot predict whether we will be successful in obtaining capital from any source but any sale of additional securities could dilute substantially the interest of existing shareholders and other forms of capital relief could also result in additional costs.
     Our senior management believes that one of the capital generating options referred to above will be feasible or that the uncertainties described above will develop in a manner such that we will be able to continue to write new business through the end of 2009. We can, however, give no assurance in this regard, and higher losses, adverse changes in our relationship with the GSEs, or reduced benefits from loss mitigation, among other factors, could result in senior management’s belief not being realized. In addition, to the extent this belief of senior management is a “forward-looking statement” under Section 21E(c) of the Securities Exchange Act of 1934, as amended (and without thereby suggesting that other forward-looking statements we make in this annual report are not accompanied by meaningful cautionary statements because the reference to such cautionary statements does not appear in immediate proximity to such other forward-looking statements), the statements under Item 1.A. “Risk Factors” are intended to provide additional meaningful cautionary statements that identify additional material factors that could cause actual results to differ materially from those in this forward-looking statement of senior management.

     Future of the Domestic Housing Finance System
     For decades, Fannie Mae and Freddie Mac have been the principal factor in determining the availability of single-family mortgages in the United States for conforming loans. From the summer of 2007 to the summer of 2008, the combined common and preferred equity market capitalization of the GSEs declined on the order of $140 billion, the FHFA was appointed conservator of each GSE and their most senior management was replaced by executives designated by the federal government. As their conservator, FHFA controls and directs the operations of Fannie Mae and Freddie Mac. In connection with the conservatorship, the United States Treasury has committed a $200 billion facility to each GSE to support its capital, which is a $100 billion increase from the original facility established for each GSE at the time the conservatorship began. Both GSEs have either drawn or announced their intention to draw material amounts under their respective facilities to cure deficiencies in their regulatory capital as of September 30, 2008, which is the last period end reported on prior to finalization of this annual report.
     Under the charters of the GSEs, which are contained in federal statutes subject to amendment by legislation, the GSEs must obtain credit enhancement on single-family mortgages that they purchase when the LTV ratio exceeds 80%. Such low down payment mortgages form the foundation of our business. For decades private mortgage insurance has been the mortgage market’s preferred form of credit enhancement for conforming loans. (For a few years that ended in 2007, piggyback loans, which are loans comprised of both a first and second mortgage, with the LTV ratio of the first mortgage below what investors require for mortgage insurance, took substantial market share from private mortgage insurance. As shown by their recent performance in declining housing markets, we believe piggybacks cannot be fairly viewed as credit enhancements.)
     As a result of the conservatorship of the GSEs and the mortgage insurance programs of the FHA and other federal agencies, the federal government has assumed the leading role in the residential mortgage market. These circumstances could lead Congress to undertake a wide ranging review of the system of residential mortgage finance in the United States, including what role the government should play. We believe there are strong policy reasons that favor the continuation of private mortgage insurance as the preferred credit enhancement for conforming loans. We cannot predict, however, the scope of any changes that may be made to the housing finance system as a result of such review or the effect such changes would have on our industry.
Debt at our Holding Company and Holding Company Capital Resources
     At December 31, 2008, we had approximately $394 million in short-term investments at our holding company. These investments were virtually all of our holding company’s liquid assets. Our holding company’s obligations include $1.090 billion in indebtedness, $400 million of which is scheduled to mature before the end of 2011 and must be serviced pending scheduled maturity. See Notes 6 and 7 to our consolidated financial statements contained in Item 8 for additional information about this indebtedness. See “Liquidity and Capital Resources — Debt at our Holding Company and Holding Company Capital Resources” for information about restrictions on MGIC’s payment of dividends to our holding company and our expectation that we will not be seeking additional dividends that would increase our holding company’s cash resources in 2009. Historically, dividends from MGIC have been the principal source of our holding company’s cash inflow.
Private and Public Efforts to Modify Mortgage Loans and Reduce Foreclosure
     In September the Emergency Economic Stabilization Act of 2008 was enacted. Included in this legislation is the TARP which, among other provisions, allows mortgage assets to be purchased by the federal government from financial institutions. To the extent assets are acquired or controlled by a government agency such agency must implement a plan that seeks to maximize assistance to homeowners to minimize foreclosures. In February 2009, the Obama Administration announced the Homeowner Affordability and Stability Plan that has the intent of helping millions of homeowners receive more favorable mortgage terms. Full details of the plan were not available at the time this annual report was finalized.
     In the fourth quarter of 2008, the Federal Deposit Insurance Corporation, in its capacity as a receiver for troubled banks, the GSEs and several lenders adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. Similarly, various state and local governments have enacted foreclosure moratoriums, many with the stated goal of reducing foreclosures by giving lenders and borrowers additional time to modify loans to make them more affordable to borrowers.

     There can be no assurance that foreclosure avoidance or modification plans will materially reduce the level of delinquencies and claims we are currently experiencing or could experience in the future. For additional information about the potential impact that any plans and programs enacted by legislation may have on us, see the risk factor titled “Loan modification and other similar programs may not provide material benefits to us” in Item 1A.
Factors Affecting Our Results
Our results of operations are affected by:
•	Premiums written and earned

Premiums written and earned in a year are influenced by:
•	New insurance written, which increases the size of the in force book of insurance, is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from other mortgage insurers and alternatives to mortgage insurance.

•	Cancellations, which reduce the size of the in force book of insurance that generates premiums. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available.

•	Rescissions, which require us to return any premiums received related to the rescinded policy.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders (“captives”) and risk sharing arrangements with the GSEs.
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
     Our investment portfolio is comprised almost entirely of fixed income securities rated “A” or higher. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums received, investment earnings, net claim payments and expenses, less cash provided by (or used for) non-operating activities, such as debt or stock issuance or dividend payments. Realized gains and losses are a function of the difference between the amount received on sale of a security and the security’s amortized cost, as well as any “other than temporary” impairments. The amount received on sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.
•	Losses incurred
     Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies,” except in the case of premium deficiency reserves, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:
•	The state of the economy and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured. Higher average loan amounts tend to increase losses incurred.

•	The percentage of coverage on insured loans. Deeper average coverage tends to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

•	Rescission rates. Our estimated loss reserves reflect mitigation from rescissions of coverage using only the rate at which we have rescinded claims during recent periods. As we continue to investigate more claims for misrepresentation, we expect the number of rescissions to increase. The rate of rescissions may also continue to increase as fraud may be more prevalent in our insurance in force, which could ultimately decrease our losses incurred from what they would have been had our rescission rate been lower.

•	The distribution of claims over the life of a book. Historically, the first two years after a loan is originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy and other factors can affect this pattern. For example, a weak economy can lead to claims from older books continuing at stable levels or experiencing a lower rate of decline. We are currently seeing such performance as it relates to delinquencies from our older books and, to the extent we were notified of such delinquencies as of December 31, 2008, such performance is reflected in our loss reserves.
•	Changes in premium deficiency reserves
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
     Interest expense reflects the interest associated with our debt obligations. Our long-term debt obligations at December 31, 2008 include our $300 million of 5.375% Senior Notes due in November 2015, $200 million of 5.625% Senior Notes due in September 2011, $200 million outstanding under a credit facility expiring in March 2010 and $390 million in convertible debentures due in 2063, as discussed in Notes 6 and 7 to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” below.
•	Income (loss) from joint ventures
     Our results of operations have also been affected by the results of our joint ventures, which are accounted for under the equity method. Historically, joint venture income principally consisted of the aggregate results of our investment in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC (C-BASS) and Sherman Financial Group LLC (Sherman).
C-BASS
     C-BASS, a limited liability company, is an unconsolidated, less than 50%-owned joint venture investment of ours that is not controlled by us. Historically, C-BASS was principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. In the third quarter of 2007, as a result of margin calls from lenders that C-BASS was unable to meet, C-BASS’s purchases of mortgages and mortgage securities and its securitization activities ceased. C-BASS is managing its portfolio pursuant to a consensual, non-bankruptcy restructuring, under which its assets are to be paid out over time to its secured and unsecured creditors.
     In 2007, joint venture losses included an impairment charge equal to our entire equity interest in C-BASS, as well as the reduction of the carrying value of our $50 million note from C-BASS to zero, which was due to equity losses incurred by C-BASS in the fourth quarter of 2007.
Sherman
     During the period in which we held an equity interest in Sherman, Sherman was principally engaged in purchasing and collecting for its own account delinquent consumer receivables, which are primarily unsecured, and in originating and servicing subprime credit card receivables. The factors that affect Sherman’s consolidated results of operations are discussed in our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008, to which you should refer.

     Beginning in the first quarter of 2008, our joint venture income principally consisted of income from Sherman. In the third quarter of 2008, we sold our entire interest in Sherman to Sherman. As a result, beginning in the fourth quarter of 2008, our results of operations are no longer affected by any joint venture results. See “Results of Consolidated Operations — Joint Ventures — Sherman” for discussion of our sale of interest in Sherman and related note receivable.
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
Australia
     In 2007, we began providing mortgage insurance to lenders in Australia. At December 31, 2008 the equity value of our Australian operations was approximately $100 million and our risk in force in Australia was approximately $1.0 billion. In Australia, mortgage insurance is a single premium product that covers the entire loan balance. As a result, our Australian risk in force represents the entire amount of the loans that we have insured. However, the mortgage insurance we provide only covers the unpaid loan balance after the sale of the underlying property. In view of our need to dedicate capital to our domestic mortgage insurance operations, we have been exploring alternatives for our Australian activities which may include a sale of our Australian operations. As a result, we have reduced our Australian headcount and suspended writing new business in Australia. We do not expect to write new business in Australia unless required in connection with an agreed upon sale of this business.

     Summary of 2008 Results
     Our results of operations in 2008 were principally affected by:
•	Premiums written and earned
     Premiums written and earned during 2008 increased compared to 2007. The increase in premiums resulted from the continued increase in the average insurance in force; however the effect of the higher in force has been somewhat offset by lower average premium yields due to a shift in the mix of new writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates.
•	Investment income
     Investment income in 2008 was higher when compared to 2007 due to an increase in the average amortized cost of invested assets, offset by a decrease in the pre-tax yield.
•	Realized (losses) gains
     Realized losses for 2008 included “other than temporary” impairments on our investment portfolio of approximately $62.5 million and realized losses on the sales of investments of approximately $12.8 million, offset by a $62.8 million gain from the sale of our remaining interest in Sherman. Realized gains in 2007 included a $162.9 million pre-tax gain on the sale of a portion our interest in Sherman.
•	Losses incurred
     Losses incurred for 2008 significantly increased compared to 2007 primarily due to a significant increase in the default inventory, offset by a smaller increase in the estimates regarding how much will be paid on claims, or severity, and a slight decrease in the estimates regarding how many delinquencies will result in a claim, or claim rate, when compared to 2007. The default inventory increased by 75,068 delinquencies in 2008, compared to an increase of 28,492 in 2007. The continued increase in estimated severity was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties due to home price declines. The decrease in estimated claim rate for 2008 was primarily due to an increase in our loss mitigation efforts that resulted in an increased number of rescissions and claim denials for misrepresentation, ineligibility and policy exclusions.

•	Premium deficiency
     During 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $757 million from $1,211 million, as of December 31, 2007, to $454 million as of December 31, 2008. The $454 million premium deficiency reserve as of December 31, 2008 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
•	Underwriting and other expenses
     Underwriting and other expenses for 2008 decreased when compared to 2007. The decrease reflects our lower volumes of new insurance written as well as a focus on expenses in difficult market conditions. Also, 2007 included $12.3 million in one-time expenses associated with a terminated merger.
•	Interest expense
     Interest expense for 2008 increased when compared to 2007. The increase primarily reflects the issuance of our convertible debentures in March and April of 2008.
•	Income from joint ventures
     Income from joint ventures, net of tax, was $24.5 million in 2008 compared to a loss from joint ventures, net of tax, of $269.3 million for 2007. The income from joint ventures in 2008 is related to our remaining interest in Sherman that was sold in the third quarter of 2008. The gain on the sale of our interest is included in realized gains on our statements of operations. The loss from joint venture in 2007 was due primarily to the impairment of our investment in C-BASS.
•	(Credit) provision for income tax
     The effective tax rate credit on our pre-tax loss was (42.1%) in 2008, compared to (37.3%) in 2007. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. The difference in the rate was primarily the result of a smaller loss from underwriting operations during 2008, compared to 2007.

Results of Consolidated Operations
New insurance written
     The amount of our primary new insurance written during the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
	($ billions)
NIW — Flow Channel	$46.6	$69.0	$39.3
NIW — Bulk Channel	1.6	7.8	18.9

Total Primary NIW	$48.2	$76.8	$58.2

Refinance volume as a % of primary flow NIW	26%	24%	23%
     The decrease in new insurance written on a flow basis in 2008, compared to 2007, was primarily due to changes in our underwriting guidelines discussed below, as well as a decrease in the total mortgage origination market and greater usage of FHA insurance programs as an alternative to mortgage insurance. For a discussion of new insurance written through the bulk channel, see “Bulk transactions” below.
     We anticipate our flow new insurance written for 2009 will be significantly below the level written in 2008, due to changes in our underwriting guidelines discussed below as well as premium rate increases implemented during 2008, neither of which were fully implemented at the beginning of 2008. We believe our changes in guidelines and premium rates have led to greater usage of FHA insurance programs as an alternative to private mortgage insurance. Additionally, both GSEs have implemented adverse market charges on all loans and credit risk-based loan level price adjustments on loans with certain risk characteristics which include loans that qualify for private mortgage insurance. The application of these loan level price adjustments results in a materially higher monthly payment for the borrower, which we also believe has led to greater usage of FHA insurance programs as an alternative to private mortgage insurance. Our level of new insurance written could also be affected by other items, as noted in our risk factors in Item 1A, which are an integral part of this Management’s Discussion and Analysis.

     The percentage of our volume written on a flow basis that includes segments we view as having a higher probability of claim continued to increase through 2007. In particular, the percentage of our flow new insurance written with loan-to-value ratios greater than 95% grew to 42% in 2007, compared to 34% in 2006. For 2008 the percentage of our flow new insurance written with loan-to-value ratios greater than 95% declined to 18%, and was only 3% for the fourth quarter of 2008.
     We have implemented a series of changes to our underwriting guidelines that are designed to improve the credit risk profile of our new insurance written. The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk. We also implemented premium rate increases. Several underwriting guidelines and premium rate changes were implemented during 2008, although a significant portion of our new business in the first quarter of 2008 was committed to prior to the effective date of these changes. The chart below shows, for the years ended December 31, 2007 and 2008, as well as each quarter ended in 2008, our flow new insurance written and the percentage of our flow new insurance written that would have qualified with our underwriting guidelines in place as of December 31, 2008.
Flow NIW ($ in billions)

Year ended	Quarter ended				Year ended
Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Dec. 31, 2008
$69.0	$18.1	$13.4	$9.7	$5.4	$46.6
Percentage of Flow NIW that Qualified with our Underwriting Guidelines in Place as of December 31, 2008

Year ended	Quarter ended				Year ended
Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Dec. 31, 2008
21.1%	31.8%	59.1%	80.1%	89.1%	55.9%
     We regularly review our underwriting guidelines. Additional changes to our guidelines, which include further limitations on the types of refinance loans we will insure, have been announced and will be effective in the first quarter of 2009.

Cancellations and insurance in force
     New insurance written and cancellations of primary insurance in force during the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	($ billions)
NIW	$48.2	$76.8	$58.2
Cancellations	(32.9)	(41.6)	(51.7)

Change in primary insurance in force	$15.3	$35.2	$6.5

Direct primary insurance in force as of December 31,	$227.0	$211.7	$176.5

     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Our persistency rate (percentage of insurance remaining in force from one year prior) was 84.4% at December 31, 2008, an increase from 76.4% at December 31, 2007 and 69.6% at December 31, 2006. These persistency rate improvements reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.
Bulk transactions
     New insurance written for bulk transactions was $1.6 billion for 2008 compared to $7.8 billion for 2007 and $18.9 billion for 2006. The decrease in bulk writings was primarily due to our decision in the fourth quarter of 2007 to stop insuring Wall Street bulk transactions. The majority of the bulk business in 2008 was lender paid transactions that included a higher percentage of prime loans (we have consistently classified as “prime” all loans with FICO scores of 620 and above) than was typically present in Wall Street bulk transactions and the remainder was bulk business with the GSEs, which also included a similar percentage of prime loans. Wall Street bulk transactions represented approximately 41%, 66% and 89% of our new insurance written for bulk transactions during 2007, 2006 and 2005, respectively, and at December 31, 2008 included approximately 118,000 loans with insurance in force of approximately $19.8 billion and risk in force of approximately $5.8 billion, which is approximately 72% of our bulk risk in force.
     We wrote no new business through the bulk channel during the second half of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.
Pool insurance
     In addition to providing primary insurance coverage, we have also insured pools of mortgage loans. New pool risk written during 2008, 2007 and 2006 was $145 million, $211 million and $240 million, respectively. Our direct pool risk in force was $1.9 billion, $2.8 billion and $3.1 billion at December 31, 2008, 2007 and 2006, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at December 31, 2008, 2007 and 2006 for $2.5 billion, $4.1 billion and $4.4 billion, respectively, of risk without these limits, risk in force is calculated at $150 million, $475 million and $473 million, respectively. For the years ended December 31, 2008, 2007 and 2006 for $23 million, $32 million and $56 million, respectively, of risk without contractual aggregate loss limits, new risk written under this model was $1 million, $2 million and $4 million, respectively.
     We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.
Net premiums written and earned
     Net premiums written and earned during 2008 increased compared to 2007. The average insurance in force continued to increase; however the effect of the higher in force has been somewhat offset by lower average premium yields due to a shift in the mix of new writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates. We expect our average insurance in force to continue to be higher in 2009, compared to 2008, with our insurance in force balance stabilizing or decreasing slightly throughout 2009.
     We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) to continue at approximately the level experienced during 2008. We expect a reduction in business in 2009 that has higher premiums (we are no longer insuring new Wall Street Bulk transactions; as a result of our underwriting changes, our future volume of loans with loan-to-value ratios greater than 95%, loans classified as A-minus and reduced documentation loans, which carry higher premium rates should be insignificant), will be offset by lower ceded premium due to captive terminations and run-offs. In a termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. In a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans.
     Net premium written and earned during 2007 increased compared to 2006 due to a higher average insurance in force, offset by lower average premium yields.
Risk sharing arrangements
     For the nine months ended September 30, 2008, approximately 34.4% of our flow new insurance written was subject to arrangements with captives or risk sharing arrangements with the GSEs compared to 47.7% for the year ended December 31, 2007 and 47.5% for the year ended December 31, 2006. We expect the percentage of new insurance written subject to risk sharing arrangements to continue to decline in 2009 for the reasons discussed below. The percentage of new insurance written covered by these arrangements is shown only for the nine months ended September 30, 2008 because this percentage normally increases after the end of a quarter. Such increases can be caused by, among other things, the transfer of a loan in the secondary market, which can result in a mortgage insured during a quarter becoming part of a risk sharing arrangement in a subsequent quarter. New insurance written through the bulk channel is not subject to risk sharing arrangements. Premiums ceded in these arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
     Effective on and after June 1, 2008, Freddie Mac-approved private mortgage insurers, including MGIC, may not cede new risk if the gross risk or gross premium ceded to captive reinsurers is greater than 25%. Freddie Mac stated that it made this change to allow mortgage insurers to retain more insurance premiums to pay current claims and rebuild their capital bases. Fannie Mae made similar changes to its requirements. Effective June 1, 2008, we made appropriate changes to the terms of our arrangements with those captives that had exceeded the 25% limit.
     Effective January 1, 2009 we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. New business will continue to be ceded under quota share reinsurance arrangements. During 2008, many of our captive arrangements were either terminated or placed into run-off.

     We anticipate that our ceded premiums related to risk sharing agreements will be significantly less in 2009 compared to amounts ceded in 2008.
     See discussion under “-Losses” regarding losses assumed by captives.
     In June 2008 we entered into a reinsurance agreement with an affiliate of HCC Insurance Holdings, Inc. The reinsurance agreement is effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began on April 1, 2008 and ends on December 31, 2010, subject to two one-year extensions that may be exercised by HCC. We believe that substantially all of our insurance committed to subsequent to April 1, 2008 will qualify under the reinsurance agreement. The reinsurance agreement is expected to provide additional claims-paying resources when loss ratios exceed 100% for insurance written beginning April 1, 2008.
     The agreement is accounted for under deposit accounting rather than reinsurance accounting, because under the guidance of SFAS 113 “Accounting for Reinsurance Contracts”, we concluded that the reinsurance agreement does not result in the reasonable possibility that the reinsurer will suffer a significant loss.
      When our financial strength rating as determined by two rating agencies is in the “A” category or higher the agreement provides for a 20% quota share agreement, but allows us to retain 80% of the ceded premium (“profit commission”). The profit commission is used to cover losses that otherwise would be ceded to the reinsurer until the profit commission is exhausted. The premium ceded to the reinsurer and the brokerage commission paid to an affiliate of the reinsurer, net of a profit commission retained by us, is recorded as reinsurance fee expense on our statement of operations. In loss environments where loss ratios are less than 80% for the insurance covered by this agreement we expect the net expense will be approximately 5% of net premiums earned on business covered by the agreement. Under the terms of the agreement, if our financial strength rating as determined by two rating agencies falls below the “A” category, we are no longer entitled to the profit commission and our net expense will increase to reflect we no longer receive this profit commission, but this increase will be partially offset by an increase of reinsured losses. In February 2009, Moody’s Investors Service reduced MGIC’s financial strength rating to Ba2 with a developing outlook. The financial strength of MGIC is rated A-, with a negative outlook, by both Standard and Poor’s Rating Services and Fitch Ratings. The reinsurance fee for the year ended December 31, 2008 is separately shown in the statements of operations.
Investment income
     Investment income for 2008 increased when compared to 2007 due to an increase in the average amortized cost of invested assets, offset by a decrease in the average investment yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The portfolio’s average pre-tax investment yield was 3.87% at December 31, 2008 and 4.69% at December 31, 2007. The portfolio’s average after-tax investment yield was 3.49% at December 31, 2008 and 4.18% at December 31, 2007. Assuming shorter-term yields remain at their current levels, we expect the investment yield on our portfolio as a whole will continue to decline because we are investing available funds in shorter maturities so that they will be available for claim payments without the need to obtain the necessary funds through sales of our fixed income investments.
     Investment income for 2007 increased when compared to 2006 due to an increase in the average investment yield, as well as an increase in the average amortized cost of invested assets.
Realized (losses) gains
     Realized losses for 2008 included “other than temporary” impairments on our investment portfolio of approximately $62.5 million on our fixed income investments including debt instruments issued by Fannie Mae, Freddie Mac, Lehman Brothers and AIG, and realized losses on the sales of investments of approximately $12.8 million, offset by a $62.8 million gain from the sale of our remaining interest in Sherman. Realized gains in 2007 included a $162.9 million pre-tax gain on the sale of a portion our interest in Sherman. There were no “other than temporary” impairments in 2007 or 2006.
Other revenue
     Other revenue for 2008 increased when compared to 2007. The increase in other revenue was primarily the result of other non-insurance operations.
     Other revenue for 2007 decreased when compared to 2006. The decrease was primarily the results of other non-insurance operations and a decrease in revenue from contract underwriting.
Losses
     As discussed in “—Critical Accounting Policies”, and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due. Loss reserves are established based on our estimate of the number of loans in our inventory of delinquent loans that will not cure their delinquency and thus result in a claim, which is referred to as the claim rate (historically, a substantial majority of delinquent loans have eventually cured), and further estimating the amount that we will pay in claims on the loans that do not cure, which is referred to as claim severity.
     Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could materially reduce our ability to mitigate potential losses through property acquisition and resale or expose us to greater losses on resale of properties obtained through the claim settlement process. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.
     Our estimates could also be positively affected by government efforts to assist current borrowers in refinancing to new loan instruments, assisting delinquent borrowers and lenders in modifying their mortgage notes into something more affordable, and forestalling foreclosures. In addition private company efforts may have a positive impact on our loss development. However, all of these efforts are in their early stages and therefore we are unsure of their magnitude or the benefit to us or our industry, and as a result are not factored into our current reserving. For additional information about the potential impact that any plans and programs enacted by legislation may have on us, see the risk factor titled “Loan modification and other similar programs may not provide material benefits to us” in Item 1A.
     Our estimates could also be positively affected by the extent of fraud that we uncover in the loans we have insured; higher rates of fraud should lead to higher rates of rescission, although the relationship may not be linear. Rescissions and denials totaled $85 million in the fourth quarter of 2008 and $171 million for the year ending December 31, 2008. Rescissions and denials totaled only $7 million in the fourth quarter of 2007 and totaled only $28 million for the year ended December 31, 2007.
     Losses incurred
     In 2008, net losses incurred were $3,071 million, of which $2,684 million related to current year loss development and $387 million related to unfavorable prior years’ loss development. In 2007, net losses incurred were $2,365 million, of which $1,846 million related to current year loss development and $519 million related to unfavorable prior years’ loss development. See Note 8 to our consolidated financial statements in Item 8.
     The amount of losses incurred pertaining to current year loss development represents the estimated amount to be ultimately paid on default notices received in the current year. Losses incurred pertaining to the current year increased in 2008, compared to 2007, primarily due to a significant increase in the default inventory offset by a smaller increase in estimated severity, as well as a slight decrease in estimated claim rate, when each are compared to the same period in 2007. The default inventory increased by 75,068 delinquencies in 2008, compared to an increase of 28,492 in 2007. The continued increase in estimated severity was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties due to home price declines. The increase in estimated severity was less substantial than the increase experienced during 2007. The slight decrease in estimated claim rate for 2008 was primarily due to an increase in our loss mitigation efforts that resulted in an increased number of rescissions and claim denials for misrepresentation, ineligibility and policy exclusions. The estimated claim rate is based on recent historical experience and does not take into account any potential benefits of third party and governmental mitigation programs that are in their early stages for which we have no data on historical performance. Losses incurred pertaining to the current year increased in 2007, compared to 2006, primarily due to significant increases in the default inventory and estimated severity and claim rate, when each are compared to 2006.
     Our loss estimates are established based upon historical experience. We continue to experience increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 6,900 as of December 31, 2007 to 14,960 as of December 31, 2008. Our Florida delinquencies increased from 12,500 as of December 31, 2007 to 29,380 as December 31, 2008. The average claim paid on California loans in 2008 was more than twice as high as the average claim paid for the remainder of the country.
     The amount of losses incurred relating to prior year loss development represents actual claim payments that were higher or lower than what was estimated by us at the end of the prior year as well as a re-estimation of amounts to be ultimately paid on defaults remaining in our default inventory from the end of the prior year. This re-estimation is the result of our review of current trends in default inventory, such as defaults that have resulted in a claim, the amount of the claim, the change in relative level of defaults by geography and the change in average loan exposure. The $387 million addition to losses incurred relating to prior years in 2008 was due primarily to the significant increases in severity during the year, as compared to our estimates when originally establishing the reserves at December 31, 2007. The increase in losses incurred in 2008 related to prior years is also a result of more defaults remaining in inventory at December 31, 2008 from a year prior. These defaults have a higher estimated claim rate when compared to a year prior. The $518.9 million increase in losses incurred in 2007 related to prior years was due primarily to the significant increases in severity and the significant deterioration in cure rates experienced during the year, as compared to our estimates when originally establishing the reserves at December 31, 2006.
     We believe that the foregoing trends will likely continue into 2009. These trends may also continue beyond 2009.
     As discussed under “—Risk Sharing Arrangements”, a portion of our flow new insurance written is subject to reinsurance arrangements with lender captives. The majority of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder are quota share agreements. As discussed under “Risk Sharing Arrangements” effective January 1, 2009 we will no longer cede new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss, which is typically between 4% and 5%, the captives are responsible for the second aggregate layer of loss, which is typically 5% or 10%, and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically ranged from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%. As noted under “Risk Sharing Arrangements” based on changes to the GSE requirements, beginning June 1, 2008 our captive arrangements, both aggregate excess of loss and quota share, are limited to a 25% cede rate.
     Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account. However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. In the event that the captives’ incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captives obligations, transfer the assets in the trust accounts to us, and retain all future premium payments. We intend to exercise this additional remedy when it is available to us. However, if the captive would challenge our right to do so, the matter would be determined by arbitration. The total fair value of the trust fund assets under these agreements at December 31, 2008 was approximately $582 million. During 2008, $265 million of trust fund assets were transferred to us as a result of captive terminations. There were no material captive terminations in 2007. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and there was a corresponding decrease in our reinsurance recoverable on loss reserves, which is offset by a decrease in our net losses paid.
     In 2008 the captive arrangements reduced our losses incurred by approximately $476 million. We anticipate that the reduction in losses incurred will be lower in 2009, compared to 2008, as some of our captive arrangements have been terminated.
     Information about the composition of the primary insurance default inventory at December 31, 2008, 2007 and 2006 appears in the table below.

	2008	2007	2006
Total loans delinquent (1)	182,188	107,120	78,628
Percentage of loans delinquent (default rate)	12.37%	7.45%	6.13%

Prime loans delinquent (2)	95,672	49,333	36,727
Percentage of prime loans delinquent (default rate)	7.90%	4.33%	3.71%

A-minus loans delinquent (2)	31,907	22,863	18,182
Percentage of A-minus loans delinquent (default rate)	30.19%	19.20%	16.81%

Subprime credit loans delinquent (2)	13,300	12,915	12,227
Percentage of subprime credit loans delinquent (default rate)	43.30%	34.08%	26.79%

Reduced documentation loans delinquent (3)	41,309	22,009	11,492
Percentage of reduced doc loans delinquent (default rate)	32.88%	15.48%	8.19%

(1)	At December 31, 2008 and 2007, 45,482 and 39,704 loans in default, respectively, related to Wall Street bulk transactions.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 NIW. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.
     The pool notice inventory increased from 25,224 at December 31, 2007 to 33,884 at December 31, 2008; the pool notice inventory was 20,458 at December 31, 2006.
     The average primary claim paid for 2008 was $52,239 compared to $37,165 for 2007 and $28,228 for 2006. We expect the average primary claim paid to continue to increase in 2009, although we do not expect the increase in 2009 to be as sizeable as the increase experienced during 2008. We expect these increases will be driven by our higher average insured loan sizes as well as decreases in our ability to mitigate losses through the sale of properties in some geographical regions, as certain housing markets, like California and Florida, continue to be weak.
     The average claim paid for the top 5 states (based on 2008 losses paid) for the years ended December 31, 2008, 2007 and 2006 appears in the table below.
Average claim paid

	2008	2007	2006
California	$115,409	$96,196	$55,540
Florida	69,061	56,846	23,158
Michigan	37,020	35,607	31,181
Arizona	67,058	58,211	19,048
Ohio	32,638	31,859	29,172
Other states	42,985	33,651	27,532

All states	$52,239	$37,165	$28,228

     The average loan size of our insurance in force at December 31, 2008, 2007 and 2006 appears in the table below.
Average loan size

	2008	2007	2006
Total insurance in force	$154,100	$147,308	$137,574
Prime (FICO 620 & >)	151,240	141,690	129,696
A-Minus (FICO 575-619)	132,380	133,460	129,116
Subprime (FICO < 575)	121,230	124,530	127,298
Reduced doc (All FICOs)	208,020	209,990	202,984
     The average loan size of our insurance in force at December 31, 2008, 2007 and 2006 for the top 5 states (based on 2008 losses paid) appears in the table below.
Average loan size

	2008	2007	2006
California	$293,442	$291,578	$274,984
Florida	180,261	178,063	163,573
Michigan	121,001	119,428	117,126
Arizona	190,339	185,518	163,619
Ohio	116,046	113,276	110,162
All other states	148,523	141,297	131,247

     Information about net paid claims during the years ended December 31, 2008, 2007 and 2006 appears in the table below.
Net paid claims ($ millions)

	2008	2007	2006
Prime (FICO 620 & >)	$547	$332	$251
A-Minus (FICO 575-619)	250	161	125
Subprime (FICO < 575)	132	101	68
Reduced doc (All FICOs)	395	190	81
Other	48	45	50

Direct losses paid	1,372	829	575
Reinsurance	(19)	(12)	(8)

Net losses paid	$1,353	$817	$567

LAE	48	53	44

Net losses and LAE paid before terminations	$1,401	$870	$611

Reinsurance terminations	(265)	—	—

Net losses and LAE paid	$1,136	$870	$611

     Primary claims paid for the top 15 states (based on 2008 losses paid) and all other states for the years ended December 31, 2008, 2007 and 2006 appear in the table below.
Primary paid claims by state ($ millions)

	2008	2007	2006
California	$315.8	$81.7	$2.8
Florida	129.3	37.6	4.4
Michigan	98.9	98.0	73.8
Arizona	60.8	10.5	0.7
Ohio	58.3	73.2	71.5
Illinois	52.0	34.9	20.5
Georgia	50.4	35.4	39.6
Texas	47.7	51.1	48.9
Nevada	45.1	12.3	1.4
Minnesota	43.2	33.6	16.0
Colorado	32.5	31.6	30.1
Virginia	32.3	12.7	1.8
Massachusetts	28.9	24.3	6.5
Indiana	26.0	33.3	34.8
New York	23.9	13.2	9.2
Other states	278.8	201.0	162.6

	$1,323.9	$784.4	$524.6

     The default inventory in those same states at December 31, 2008, 2007 and 2006 appears in the table below.
Default inventory by state

	2008	2007	2006
California	14,960	6,925	3,000
Florida	29,384	12,548	4,526
Michigan	9,853	7,304	6,522
Arizona	6,338	2,169	800
Ohio	8,555	6,901	6,395
Illinois	9,130	5,435	4,092
Georgia	7,622	4,623	3,492
Texas	10,540	7,103	6,490
Nevada	3,916	1,337	530
Minnesota	3,642	2,478	1,820
Colorado	2,328	1,534	1,354
Virginia	3,360	1,761	981
Massachusetts	2,634	1,596	1,027
Indiana	5,497	3,763	3,392
New York	4,493	3,153	2,458
Other states	59,936	38,490	31,749

	182,188	107,120	78,628

     Our 2008 paid claims were lower than we anticipated at the beginning of the year due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums, servicing delays, court delays, loan modifications, our fraud investigations and our claim rescissions and denials. Due to the uncertainty regarding how these and other factors will affect our net paid claims in 2009, it is difficult to estimate our 2009 claims paid. However, we believe that paid claims in 2009 will exceed, perhaps significantly, the $1.4 billion paid in 2008. See “Contractual Obligations” below.
     As of December 31, 2008, 66% of our primary insurance in force was written subsequent to December 31, 2005. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. However, the pattern of claims frequency can be affected by many factors, including low persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business.

     Premium deficiency
     Historically all of our insurance risks were included in a single grouping and the calculations to determine if a premium deficiency existed were performed on our entire in force book. As of September 30, 2007, based on these calculations there was no premium deficiency on our total in force book. During the fourth quarter of 2007, we experienced significant increases in our default inventory, and severities and claim rates on loans in default. We further examined the performance of our in force book and determined that the performance of loans included in Wall Street bulk transactions was significantly worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. As a result we began separately measuring the performance of Wall Street bulk transactions and decided to stop writing this business. Consequently, as of December 31, 2007, we performed separate premium deficiency calculations on the Wall Street bulk transactions and on the remainder of our in force book to determine if premium deficiencies existed. As a result of those calculations, we recorded a premium deficiency reserve of $1,211 million in the fourth quarter of 2007 to reflect the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on the Wall Street bulk transactions. The discount rate used in the calculation of the premium deficiency reserve, 4.70%, was based upon our pre-tax investment yield at December 31, 2007. As of December 31, 2007 there was no premium deficiency related to the remainder of our in force business.
     During 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $757 million from $1,211 million, as of December 31, 2007, to $454 million as of December 31, 2008. The $454 million premium deficiency reserve as of December 31, 2008 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2008 was 4.0%.

     The components of the premium deficiency reserve at December 31, 2008 and 2007 appears in the table below.

	December 31,
	2008	2007
	($ millions)
Present value of expected future premium	$712	$901

Present value of expected future paid losses and expenses	(3,063)	(3,561)

Net present value of future cash flows	(2,351)	(2,660)

Established loss reserves	1,897	1,449

Net deficiency	$(454)	$(1,211)

     Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors. First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results. The decrease in the premium deficiency reserve for the year ended December 31, 2008 was $757 million, as shown in the chart below, which represents the net result of actual premiums, losses and expenses offset by $134 million change in assumptions primarily related to higher estimated ultimate losses.

	($ in millions)
Premium Deficiency Reserve at December 31, 2007		$(1,211)

Paid Claims and LAE	770
Increase in loss reserves	448
Premium earned	(234)
Effects of present valuing on future premiums, losses and expenses	(93)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		891

Change in premium deficiency reserve to reflect change in assumptions relating to premiums, losses, expenses and discount rate (1)		(134)

Premium Deficiency Reserve at December 31, 2008		$(454)

(1)	A negative number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a deficiency of prior premium deficiency reserves.
     At the end of 2008, we performed a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. That analysis concluded that, as of December 31, 2008, there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.
     The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. Similar to our loss reserve estimates, our estimates for premium deficiency reserves could be adversely affected by several factors, including a deterioration of regional or economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses. Assumptions used in calculating the deficiency reserves can also be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings and could be material.
Underwriting and other expenses
     Underwriting and other expenses for 2008 decreased when compared to 2007. The decrease reflects our lower volumes of new insurance written as well as a focus on expenses in difficult market conditions. Also, 2007 included $12.3 million in one-time expenses associated with a terminated merger.
     Underwriting and other expenses for 2007 increased when compared to 2006 primarily due to one-time expenses associated with a terminated merger, as well as international expansion.
Ratios
     The table below presents our loss, expense and combined ratios for our combined insurance operations for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Loss ratio	220.4%	187.3%	51.7%
Expense ratio	14.2%	15.8%	17.0%

Combined ratio	234.6%	203.1%	68.7%

     The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in 2008, compared to 2007, is due to an increase in losses incurred, partially offset by an increase in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in 2008, compared to 2007, is due to a decrease in underwriting and other expenses as well as an increase in premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.
Interest expense
     Interest expense for 2008 increased compared to 2007. The increase primarily reflects the issuance of the $390 million of convertible debentures in March and April of 2008. See discussion of our future interest expense as it relates to our convertible debentures in Note 2 to our consolidated financial statements in Item 8.
     Interest expense for 2007 increased slightly when compared to 2006 due to higher average amounts outstanding under our commercial paper program and credit facility.

Income taxes
     The effective tax rate credit on our pre-tax loss was (42.1%) in 2008, compared to (37.3%) in 2007. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. The difference in the rate was primarily the result of a smaller loss from underwriting operations during 2008, compared to 2007.
     The effective tax rate credit on our pre-tax loss was (37.3%) in 2007, compared to an effective tax rate on our pre-tax income of 24.8% in 2006. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. The difference in the rate was primarily the result of a pre-tax loss during 2007, compared to pre-tax income during 2006.
     At December 31, 2008 we had net deferred tax assets of $307 million and made an assessment of the need to establish a valuation allowance for these assets. In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction. The reserves are included in taxable income in future years when they are released for statutory accounting purposes (see “Liquidity and Capital Resources — Risk-to-Capital”) or when the taxpayer elects to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. Since the tax effect on these reserves exceeds the gross deferred tax assets less deferred tax liabilities, we believe that all gross deferred tax assets at December 31, 2008 are fully realizable. Therefore, we established no valuation reserve.
     In 2009, since we have redeemed the remaining balance of our tax and loss bonds the remaining contingency reserves will be released and will no longer be available to support any net deferred tax assets. Therefore, any credit for income taxes, relating to future operating losses, will be reduced or eliminated by the establishment of a valuation allowance. We estimate that the total amount of tax benefits we will be able to recognize in 2009 will be limited to between $50 million and $100 million.
Joint ventures
     Our equity in the earnings from Sherman and C-BASS and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, is shown separately, net of tax, on our consolidated statement of operations. Income from joint ventures, net of tax, was $24.5 million in 2008 compared to a loss from joint ventures, net of tax, of $269.3 million for 2007. The loss from joint venture in 2007 was due primarily to the impairment of our investment in C-BASS, which is discussed below. In the third quarter of 2008, we sold our remaining interest in Sherman to Sherman. As a result, beginning in the fourth quarter of 2008, we no longer have income or loss from joint ventures.
     C-BASS
     Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As described in Note 10 to our consolidated financial statements in Item 8, in the third quarter of 2007, we concluded that our total equity interest in C-BASS was impaired. In addition, during the fourth quarter of 2007 due to additional losses incurred by C-BASS, we reduced the carrying value of our $50 million note from C-BASS to zero under equity method accounting.
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
     At the time of sale the Note had a fair value of $69.5 million (18.25% discount to par). The fair value was determined by comparing the terms of the note to the discounts and yields on comparable bonds. The value was also discounted for illiquidity and lack of ratings. The discount will be amortized to interest income over the life of the note. The gain recognized on the sale was $62.8 million, and is included in realized investment gains on the statement of operations for the year ended December 31, 2008.
     The sale of our interest in Sherman was effected as a repurchase of our interest by Sherman. We believe that Sherman will repay the Note in accordance with its terms. If in the future Sherman were to experience financial distress, there is a risk that Sherman would be unable to meet its obligations under the Note or, if Sherman were unable to meet its obligations generally, that creditors of Sherman would seek to set aside the entire transaction and obtain the return to Sherman of the consideration received by us in the transaction. We cannot predict Sherman’s future performance but its business is sensitive to its ability to purchase receivable portfolios on favorable terms and to service those receivables such that it meets its return targets. In addition, the volume of credit card originations and the related returns on the credit card portfolio are impacted by general economic conditions and consumer behavior. Sherman’s operations are principally financed with debt under credit facilities.
     For some time there has been significant tightening in credit markets, which have become even tighter beginning in September 2008 with the onset of the credit crisis, with the result that lenders are generally becoming more restrictive in the amount of credit they are willing to provide and in the terms of credit that is provided. Credit tightening could adversely impact Sherman’s ability to obtain sufficient funding to maintain or expand its business and could increase the cost of funding that is obtained.
     For additional information regarding the sale of our interest please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008.
     Summary Sherman income statements for the periods indicated appear below. The year ended December 31, 2008 only reflects Sherman’s results and our share of income from Sherman through July 31, 2008 as a result of the sale of our interest in August 2008. Prior to the sale of our interest, we did not consolidate Sherman with us for financial reporting purposes, and we did not control Sherman. Sherman’s internal controls over its financial reporting were not part of our internal controls over our financial reporting. However, our internal controls over our financial reporting include processes to assess the effectiveness of our financial reporting as it pertains to Sherman. We believe those processes are effective in the context of our overall internal controls.

Sherman Summary Income Statement:

	Year ended December 31, ($ in millions)
	2008*	2007	2006
Revenues from receivable portfolios	$660.3	$994.3	$1,031.6
Portfolio amortization	264.8	488.1	373.0

Revenues, net of amortization	395.5	506.2	658.6

Credit card interest income and fees	475.6	692.9	357.3
Other revenue	35.3	60.8	35.6

Total revenues	906.4	1,259.9	1,051.5

Total expenses	740.1	991.5	702.0

Income before tax	$166.3	$268.4	$349.5

Company’s income from Sherman	$35.6	$81.6	$121.9

*	The year ended December 31, 2008 only reflects Sherman’s results and our income from Sherman through July 31, 2008 as a result of the sale of our remaining interest in August 2008.
     The “Company’s income from Sherman” line item in the table above includes $3.6 million, $15.6 million and $12.0 million of additional amortization expense in 2008, 2007 and 2006, respectively, above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value.
     In September 2007 we sold a portion of our interest in Sherman to an entity owned by Sherman’s senior management. The interest sold by us represented approximately 16% of Sherman’s equity. We received a cash payment of $240.8 million in the sale and recorded a $162.9 million pre-tax gain, which is reflected in our results of operations for 2007 as a realized gain.
Financial Condition
     As of December 31, 2008, 81% of our investment portfolio was invested in tax-preferenced securities. In addition, at December 31, 2008, based on book value, approximately 94% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. Approximately 24% of our investment portfolio is covered by the financial guaranty industry. We evaluate the credit risk of securities through analysis of the underlying fundamentals of each issuer. A breakdown of the portion of our investment portfolio covered by the financial guaranty industry by credit rating, including the rating without the guarantee is shown below.

	($ millions) Guarantor Rating
Underlying Rating	AAA	BBB+	B	Caa1	All

AAA	$2	$27	$—	$—	$29
AA	278	627	3	2	910
A	166	523	4	12	705
BBB	9	57	15	—	81

	$455	$1,234	$22	$14	$1,725
     If all of the companies in the financial guaranty industry lose their ‘AAA’ ratings, the percentage of our fixed income portfolio rated ‘A’ or better will decline by 1% to 93% ‘A’ or better. Our maximum exposure to any individual financial guarantor is 11%.
     At December 31, 2008, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of our credit exposure to any one issue, issuer and type of instrument. At December 31, 2008, the modified duration of our fixed income investment portfolio was 4.3 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.3% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
     At December 31, 2008, the investment portfolio had gross unrealized losses of $256.6 million. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
			($ thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,106	$245	$1,242	$160	$14,348	$405
Obligations of U.S. states and political subdivisions	1,640,406	102,437	552,191	135,138	2,192,597	237,575
Corporate debt securities	72,711	4,127	1,677	126	74,388	4,253
Mortgage-backed securities	41,867	14,251	—	—	41,867	14,251
Debt issued by foreign sovereign governments	—	—	—	—	—	—
Equity securities	227	10	2,062	135	2,289	145

Total investment portfolio	$1,768,317	$121,070	$557,172	$135,559	$2,325,489	$256,629

     During 2008, the municipal bond market experienced historically poor performance, and resulted in approximately one-third of our securities (580 issues) being in an unrealized loss position as of December 31, 2008. The unrealized losses in all categories of our investments were primarily caused by widening spreads. Of those securities in an unrealized loss position greater than 12 months, 101 securities had a fair value greater than 80% of amortized cost and 65 securities had a fair value less than 80% of amortized cost. We do not believe the unrealized losses are related to specific issuer defaults and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2008.
     We held approximately $524 million in auction rate securities (“ARS”) backed by student loans at December 31, 2008. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed. The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately guaranteed by the United States Department of Education. At December 31, 2008, our ARS portfolio was 100% AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings. We carry our ARS portfolio at par. For additional information on our investment portfolio and our ARS portfolio see Notes 4 and 5 to our consolidated financial statements in Item 8.
     At December 31, 2008, our total assets included $1.1 billion of cash and cash equivalents as shown on our consolidated balance sheet in Item 8. In addition, included in “Other assets” on our consolidated balance sheet at December 31, 2008 is $32.9 million in real estate acquired as part of the claim settlement process. The properties, which are held for sale, are carried at fair value. Also included in “Other assets” is $72.1 million of principal and interest receivable related to the sale of our remaining interest in Sherman.
     At December 31, 2008 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015,

as well as $200 million outstanding under a credit facility, with a total fair value of $538.3 million. The credit facility is scheduled to expire in March 2010. This credit facility is discussed under “Liquidity and Capital Resources” below.
     At December 31, 2008, we also had $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. At issuance, within the $390 million principal amount was an embedded derivative with a value of $16.9 million. The amount of the derivative is treated as a discount on issuance and is being amortized over the expected life of five years to interest expense. The fair value of the convertible debentures was approximately $145.7 million at December 31, 2008.
     In February 2009, the Internal Revenue Service informed us that it plans to conduct an examination of our federal income tax returns for 2005 through 2007. We believe that income taxes related to these years have been properly provided for in our financial statements.
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
     The total amount of unrecognized tax benefits as of December 31, 2008 is $87.9 million. Included in that total are $76.0 million in benefits that would affect our effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $21.4 million for the payment of interest as of December 31, 2008. The establishment of this liability required estimates of potential outcomes of various issues and required significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2008, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $63.2 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through December 31, 2008, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued through a portion of 2007 may have mitigated the effect of some of these costs, the claims for which may lag, by as much as several years, deterioration in the economic environment for residential real estate. There can be no assurance that contract underwriting remedies will not be material in the future.
Liquidity and Capital Resources
Overview
     Our sources of funds consist primarily of:
•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums that we will receive from our existing insurance in force as well as policies that we write in the future,

•	amounts, if any, remaining available under our credit facility expiring in March 2010,

•	amounts received from the redemption of U.S. government non-interest bearing tax and loss bonds (which are discussed below),

•	amounts that we expect to recover from captives (which are discussed in “Results of Consolidated Operations — Risk-Sharing Arrangements”

and “Results of Consolidated Operations — Losses — Losses Incurred” above) and

•	amounts we may recover under our reinsurance agreement with HCC (which are discussed in “Results of Consolidated Operations — Risk-Sharing Arrangements” above).
     Our obligations consist primarily of:
•	claims payments under MGIC’s mortgage guaranty insurance policies,

•	the amount outstanding under our credit facility that expires in March 2010,

•	our $200 million of 5.625% Senior Notes due in September 2011,

•	our $300 million of 5.375% Senior Notes due in November 2015,

•	our $390 million of convertible debentures due in 2063,

•	interest on the foregoing debt instruments and

•	the other costs and operating expenses of our business.
     Historically cash inflows from premiums have exceeded claim payments. When this is the case, we invest positive cash flows pending future payments of claims and other expenses. However, we anticipate that in the full year 2009, and in accordance with the assumptions underlying the table under “Contractual obligations” below, also in 2010, claim payments will exceed premiums received. As discussed under “—Losses incurred” above, due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, loan modifications, fraud investigations and claim rescissions and denials, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.
     During 2008, we redeemed in exchange for cash from the US Treasury approximately $972 million of tax and loss bonds. In January of 2009, we redeemed $398 million of tax and loss bonds. We plan to redeem an additional $34 million in the first quarter of 2009. After the first quarter redemption, we will no longer hold any tax and loss bonds. Tax and loss bonds that we purchased were not assets on our balance sheet but were recorded as payments of current federal taxes. For further information about tax and loss bonds, see Note 2 to our consolidated financial statements in Item 8.
     To increase our capital position, late in the first quarter and early in the second quarter of 2008, we raised net proceeds of approximately $840 million through the sale of our common stock and junior convertible debentures. In the second quarter of 2008, we further enhanced our claims paying resources by entering into the reinsurance agreement with HCC discussed under “Results of Consolidated Operations-Risk sharing arrangements.” In the third quarter of 2008 we sold our remaining interest in Sherman and recognized a gain of $62.8 million. As discussed under “Overview—Outlook—Capital,” we may need additional capital in 2009 to continue to write new business.
Debt at Our Holding Company and Holding Company Capital Resources
     For information about debt at our holding company, see Notes 6 and 7 to our consolidated financial statements in Item 8. You should also review “Overview—Debt at our Holding Company and Holding Company Capital Resources” above.
     The credit facility, senior notes and convertible debentures described in these notes are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which historically has been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During 2008, MGIC paid three quarterly dividends of $15 million each to our holding company, which increased the cash resources of our holding company. As has been the case for the past several years, as a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. In light of the matters discussed under “Overview—Outlook—Capital,” we do not anticipate seeking approval in 2009 for any additional dividends from MGIC that would increase our cash resources at the holding company.
     The credit facility requires us to maintain Consolidated Net Worth of no less than $2.00 billion at all times. However, if as of June 30, 2009, Consolidated Net Worth equals or exceeds $2.75 billion, then the minimum Consolidated Net Worth under the facility will be increased to $2.25 billion at all times from and after June 30, 2009. Consolidated Net Worth is generally defined in our credit agreement as the sum of our consolidated shareholders’ equity plus the aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063, currently $390 million. The credit facility also requires MGIC to maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulations. At December 31, 2008, these requirements were met. Our Consolidated Net Worth at December 31, 2008 was approximately $2.7 billion. At December 31, 2008 MGIC’s risk-to-capital was 12.9:1 and MGIC exceeded MPP by more than $1.5 billion. See additional discussion of risk-to-capital and MPP under “Overview—Outlook—Capital”. You should also review our risk factor titled “The amounts that we owe under our revolving credit facility and Senior Notes could be accelerated” in Item 1A.

     As of December 31, 2008, we had a total of approximately $394 million in short-term investments at our holding company. These investments are virtually all of our holding company’s liquid assets. Our holding company’s obligations include $400 million of debt which is scheduled to mature before the end of 2011. Our use of funds at the holding company includes interest payments on our Senior Notes, credit facility and junior convertible debentures. On an annual basis, in aggregate, these uses total approximately $74 million, based on the current rate in effect on our credit facility and assuming a full year of interest on the entire $390 million of debentures. In October 2008 we eliminated the dividend on our common stock. See Note 7 to our consolidated financial statements in Item 8 for a discussion of our rights to defer payment of interest on our junior convertible debentures. The annual interest payments on these debentures approximate $35 million.
     We may from time to time seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.
Risk-to-Capital
     We consider our risk-to-capital ratio an important indicator of our financial strength and our ability to write new business. Some states that regulate us have provisions that limit the risk-to-capital ratio of a mortgage guaranty insurance company to 25:1 (see “Outlook—Capital”). If an insurance company’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit.
     This ratio is computed on a statutory basis for our combined insurance operations and is our net risk in force divided by our policyholders’ position. Our net risk in force included both primary and pool risk in force. The risk amount represents pools of loans or bulk deals with contractual aggregate loss limits and in some cases without these limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.

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
     Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	December 31,
	2008	2007
	($ in millions)
Risk in force — net (1)	$54,496	$57,527

Statutory policyholders’ surplus	$1,613	$1,351
Statutory contingency reserve	2,086	3,464

Statutory policyholders’ position	$3,699	$4,815

Risk-to-capital:	14.7:1	11.9:1

(1)	Risk in force — net at December 31, 2008, as shown in the table above, is net of reinsurance and established loss reserves as discussed under “Capital” above. Risk in force — net at December 31, 2007 is net of reinsurance.
     The increase in risk-to-capital during 2008 is the result of a decrease in statutory policyholders’ position. Statutory policyholders’ position decreased in 2008, primarily due to losses incurred, offset by a capital contribution to our subsidiary, MGIC, from the proceeds raised by the sale of our common stock and convertible debentures. If our insurance in force continues to grow, our risk in force would also grow. To the extent our statutory policyholders’ position does not increase at the same rate as our growth in risk in force, our risk-to-capital ratio will increase. Similarly, if our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will increase.
     We expect that our risk-to-capital ratio will increase above its level at December 31, 2008. See further discussion under “Overview-Capital” above as well as our risk factor titled “Because our policyholders position could decline and our risk-to-capital could increase beyond the levels necessary to meet regulatory requirements we are considering options to obtain additional capital” in Item 1A.

Financial Strength Ratings
     At the time this annual report was finalized, the financial strength of MGIC, our principal mortgage insurance subsidiary, was rated Ba2 by Moody’s Investors Service and the outlook of this rating was considered, by Moody’s, to be developing; Standard and Poor’s Rating Services’ insurer financial strength rating of MGIC was A- with a negative outlook; and the financial strength of MGIC was rated A- by Fitch Ratings with a negative outlook.
     For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings” in Item 1A.
Contractual Obligations
     At December 31, 2008, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

		Less than			More than
Contractual Obligations ($ millions):	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,148	$74	$524	$102	$2,448
Operating lease obligations	16	6	7	3	—
Purchase obligations	—	—	—	—	—
Pension, SERP and other post-retirement benefit plans	141	8	19	25	89
Other long-term liabilities	4,776	2,436	2,245	95	—

Total	$8,081	$2,524	$2,795	$225	$2,537

     Our long-term debt obligations at December 31, 2008 include our $300 million of 5.375% Senior Notes due in November 2015, $200 million of 5.625% Senior Notes due in September 2011, $200 million outstanding under a credit facility expiring in March 2010 and $390 million in convertible debentures due in 2063, including related interest, as discussed in Notes 6 and 7 to our consolidated financial statements in Item 8 and under “—Liquidity and Capital Resources” above. For discussions related to our debt covenants see “-Liquidity and Capital Resources” and our risk factor titled “The amounts that we owe under our revolving credit facility and Senior Notes could be accelerated” In Item 1A. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 14 to our consolidated financial statements in Item 8. See Note 11 to our consolidated financial statement in Item 8 for discussion of expected benefit payments under our benefit plans.

     Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. We are including these liabilities because we agreed to do so in 2005 to resolve a comment from the staff of the SEC. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. As discussed under “—Losses incurred” above, due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, loan modifications, fraud investigations and claim rescissions and denials will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 8 to our consolidated financial statements in Item 8 and “-Critical Accounting Policies” below. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.
     The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. We can not make a reasonably reliable estimate of the timing of payment for the liability for unrecognized tax benefits, net of payments on account, of $19.7 million. See Note 12 to our consolidated financial statement in Item 8 for additional discussion on unrecognized tax benefits.
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
     The incurred but not reported, or IBNR, reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rates and claims amounts for the estimated number of defaults not reported. As of December 31, 2008 and 2007, we had IBNR reserves of $480 million and $368 million, respectively.
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

     In considering the potential sensitivity of the factors underlying our best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations. For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor would change the reserve amount by approximately $184 million as of December 31, 2008. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Losses incurred	Reserve at
	related to	end of
	prior years (1)	prior year
2008	$(387,104)	$2,642,479
2007	(518,950)	1,125,715
2006	90,079	1,124,454
2005	126,167	1,185,594
2004	13,451	1,061,788

(1)	A positive number for a prior year indicates a redundancy of loss reserves, and a negative number for a prior year indicates a deficiency of loss reserves.
     Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could materially reduce our ability to mitigate potential losses through property acquisition and resale or expose us to greater losses on resale of properties obtained through the claim settlement process. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.
     Our estimates could also be positively affected by government efforts to assist current borrowers in refinancing to new loan instruments, assisting delinquent borrowers and lenders in modifying their mortgage notes into something more affordable, and forestalling foreclosures. In addition private company efforts may have a positive impact on our loss development. However, all of these efforts are in their early stages and therefore we are unsure of their magnitude or the benefit to us or our industry, and as a result are not factored into our current reserving.
     Our estimates could also be positively affected by the extent of fraud that we uncover in the loans we have insured; higher rates of fraud should lead to higher rates of rescission, although the relationship may not be linear. Rescissions and denials totaled $85 million in the fourth quarter of 2008 and $171 million for the year ending December 31, 2008. In the fourth quarter of 2007 rescissions and denials totaled only $7 million and totaled only $28 million for the year ended December 31, 2007.
     Loss reserves in the most recent years contain a greater degree of uncertainty, even though the estimates are based on the best available data.
     Premium deficiency reserve
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

     As is the case with our loss reserves, as discussed above, the severity of claims and claim rates, as well as persistency for the premium deficiency calculation, are likely to be affected by external events, including actual economic conditions. However, our estimation process does not include a correlation between these economic conditions and our assumptions because it is our experience that an analysis of that nature would not produce reliable results. In considering the potential sensitivity of the factors underlying management’s best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on the premium deficiency reserve and, correspondingly, on our results of operations. For example, a $1,000 change in the average severity combined with a 1% change in the average claim rate could change the Wall Street bulk premium deficiency reserve amount by approximately $125 million. Additionally, a 5% change in the persistency of the underlying loans could change the Wall Street bulk premium deficiency reserve amount by approximately $22 million. We do not anticipate changes in the discount rate will be significant enough as to result in material changes in the calculation.
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
     Because our insurance premiums are earned over time, changes in persistency result in deferred insurance policy acquisition costs being amortized against revenue over a comparable period of time. At December 31, 2008, the persistency rate of our primary mortgage insurance was 84.4%, compared to 76.4% at December 31, 2007. This change did not significantly affect the amortization of deferred insurance policy acquisition costs for the period ended December 31, 2008. A 10% change in persistency would not have a material effect on the amortization of deferred insurance policy acquisition costs in the subsequent year.
     If a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.
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
Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state, corporate, auction rate (backed by student loans) and mortgage-backed securities. Non-financial assets which utilize Level 3 inputs include real estate acquired through claim settlement. Additionally, financial liabilities utilizing Level 3 inputs consist of derivative financial instruments.
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
Assets and liabilities classified as Level 3 are as follows:
•	Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities. Our investments in auction-rate securities were classified as Level 3 beginning in the fourth quarter of 2008 as quoted prices were unavailable due to events described in Note 4 to our consolidated financial statements and as there became increased doubt as to the liquidity of the securities. In particular, announced settlements in the fourth quarter of 2008 specified that re-marketers of the ARS provide liquidity to retail investors prior to providing liquidity to institutional investors and we did not observe a majority of issuers replacing these securities with another form of financing. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at December 31, 2008. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, forward projections of the interest rate benchmarks, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities. The DCF model is based on the following key assumptions:
o	Nominal credit risk as the securities are ultimately guaranteed by the United States Department of Education

o	Five years to liquidity

o	Continued receipt of contractual interest; and

o	Discount rates incorporating a 1.50% spread for liquidity risk
A 1.00% change in the discount rate would change the value of our ARS by approximately $17 million. A two year change to the years to liquidity assumption would change the value of our ARS by approximately $1 million. The remainder of our level 3 securities are valued based on the present value of expected cash flows utilizing data provided by the trustees.
•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.
•	As discussed in Note 7 to our consolidated financial statements in Item 8 the derivative related to the outstanding debentures was valued using the Black-

Scholes model. Remaining derivatives were valued internally, based on the present value of expected cash flows utilizing data provided by the trustees.
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
     We complete a quarterly review of invested assets for evidence of “other than temporary” impairments. A cost basis adjustment and realized loss will be taken on invested assets whose value decline is deemed to be “other than temporary”. Additionally, for investments written down, income accruals will be stopped absent evidence that payment is likely and an assessment of the collectibility of previously accrued income is made. Factors used in determining investments whose value decline may be considered “other than temporary” include, among others, the following:
•	Investments with a market value less than 80% of amortized costs
•	For fixed income and preferred stocks, declines in credit ratings to below investment grade from appropriate rating agencies
•	Other securities which are under pressure due to market constraints or event risk
•	Intention and ability to hold fixed income securities to recovery

•	Length of time in a unrealized loss position
     For the year ended December 31, 2008 we recognized “other than temporary” impairment charges of approximately $63 million on our fixed income investments, including Fannie Mae, Freddie Mac, Lehman Brothers and AIG. There were no “other than temporary” asset impairment charges on our investment portfolio for the years ending December 31, 2007 and 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     At December 31, 2008, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2008, the modified duration of our fixed income investment portfolio was 4.3 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.3% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
     The interest rate on our $300 million credit facility is variable and is based on, at our option, LIBOR plus a margin that varies with MGIC’s financial strength rating or a base rate specified in the credit agreement. For each 100 basis point change in LIBOR or the base rate, our interest cost, expressed on an annual basis, would change by 1%. Based on the amount outstanding under our credit facility as of December 31, 2008, this would result in a change of $2 million.

Item 8. Financial Statements and Supplementary Data.
     The following consolidated financial statements are filed pursuant to this Item 8:

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006
(Audited)

	2008	2007	2006
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$1,661,544	$1,513,395	$1,357,107
Assumed	12,221	3,288	2,052
Ceded (note 9)	(207,718)	(170,889)	(141,923)

Net premiums written	1,466,047	1,345,794	1,217,236
Increase in unearned premiums	(72,867)	(83,404)	(29,827)

Net premiums earned (note 9)	1,393,180	1,262,390	1,187,409

Investment income, net of expenses (note 4)	308,517	259,828	240,621
Realized investment (losses) gains, net (note 4)	(12,486)	142,195	(4,264)
Other revenue	32,315	28,793	45,403

Total revenues	1,721,526	1,693,206	1,469,169

Losses and expenses:
Losses incurred, net (notes 8 and 9)	3,071,501	2,365,423	613,635
Change in premium deficiency reserves (note 8)	(756,505)	1,210,841	—
Underwriting and other expenses	271,314	309,610	290,858
Reinsurance fee (note 9)	1,781	—	—
Interest expense (notes 6 and 7)	71,164	41,986	39,348

Total losses and expenses	2,659,255	3,927,860	943,841

(Loss) income before tax and joint ventures	(937,729)	(2,234,654)	525,328
(Credit) provision for income tax (note 12)	(394,329)	(833,977)	130,097
Income (loss) from joint ventures, net of tax (note 10)	24,486	(269,341)	169,508

Net (loss) income	$(518,914)	$(1,670,018)	$564,739

(Loss) earnings per share (note 13):

Basic	$(4.55)	$(20.54)	$6.70

Diluted	$(4.55)	$(20.54)	$6.65

Weighted average common shares outstanding - basic (shares in thousands, note 2)	113,962	81,294	84,332

Weighted average common shares outstanding - diluted (shares in thousands, note 2)	113,962	81,294	84,950

Dividends per share	$0.075	$0.775	$1.000

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Audited)

	2008	2007
	(In thousands of dollars)
ASSETS

Investment portfolio (note 4):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2008-$7,120,690; 2007-$5,791,562)	$7,042,903	$5,893,591
Equity securities (cost, 2008-$2,778; 2007-$2,689)	2,633	2,642

Total investment portfolio	7,045,536	5,896,233

Cash and cash equivalents	1,097,334	288,933
Accrued investment income	90,856	72,829
Reinsurance recoverable on loss reserves (note 9)	232,988	35,244
Prepaid reinsurance premiums (note 9)	4,416	8,715
Premiums receivable	97,601	107,333
Home office and equipment, net	32,255	34,603
Deferred insurance policy acquisition costs	11,504	11,168
Investments in joint ventures (note 10)	—	143,694
Income taxes recoverable	406,568	865,665
Other assets	163,771	251,944

Total assets	$9,182,829	$7,716,361

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Loss reserves (notes 8 and 9)	$4,775,552	$2,642,479
Premium deficiency reserves (note 8)	454,336	1,210,841
Unearned premiums (note 9)	336,098	272,233
Short- and long-term debt (note 6)	698,446	798,250
Convertible debentures (note 7)	375,593	—
Other liabilities	175,604	198,215

Total liabilities	6,815,629	5,122,018

Contingencies (note 15)

Shareholders’ equity (note 13):
Common stock, $1 par value, shares authorized 460,000,000; shares issued 2008 - 130,118,744; 2007 - 123,067,426 outstanding 2008 - 125,068,350; 2007 - 81,793,185	130,119	123,067
Paid-in capital	367,067	316,649
Treasury stock (shares at cost 2008 - 5,050,394; 2007 - 41,274,241)	(276,873)	(2,266,364)
Accumulated other comprehensive (loss) income, net of tax (note 2)	(106,789)	70,675
Retained earnings	2,253,676	4,350,316

Total shareholders’ equity	2,367,200	2,594,343

Total liabilities and shareholders’ equity	$9,182,829	$7,716,361

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008, 2007 and 2006
(Audited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (loss) (note 2)	earnings	income (loss)
	(In thousands of dollars)
Balance, December 31, 2005	$122,549	$280,052	$(1,834,434)	$77,499	$5,519,389

Net income	—	—	—	—	564,739	$564,739
Change in unrealized investment gains and losses, net	—	—	—	5,796	—	5,796
Unrealized gain (loss) on derivatives, net	—	—	—	777	—	777
Dividends declared	—	—	—	—	(85,497)
Common stock shares issued	480	24,386	—	—	—
Repurchase of outstanding common shares	—	—	(385,629)	—	—
Reissuance of treasury stock	—	(25,074)	18,097	—	—
Equity compensation	—	31,030	—	—	—
Defined benefit plan adjustments, net	—	—	—	(17,786)
Other	—	—	—	(497)	—	(497)

Comprehensive income	—	—	—	—	—	$570,815

Balance, December 31, 2006	$123,029	$310,394	$(2,201,966)	$65,789	$5,998,631

Net loss	—	—	—	—	(1,670,018)	$(1,670,018)
Change in unrealized investment gains and losses, net	—	—	—	(17,767)	—	(17,767)
Dividends declared	—	—	—	—	(63,819)
Common stock shares issued	38	2,205	—	—	—
Repurchase of outstanding common shares	—	—	(75,659)	—	—
Reissuance of treasury stock	—	(14,187)	11,261	—	—
Equity compensation	—	18,237	—	—	—
Defined benefit plan adjustments, net	—	—	—	14,561	—	14,561
Change in the liability for unrecognized tax benefits	—	—	—	—	85,522
Unrealized foreign currency translation adjustment				8,456		8,456
Other	—	—	—	(364)	—	(364)

Comprehensive loss	—	—	—	—	—	$(1,665,132)

Balance, December 31, 2007	$123,067	$316,649	$(2,266,364)	$70,675	$4,350,316

Net loss					(518,914)	(518,914)
Change in unrealized investment gains and losses, net (note 4)	—	—	—	(116,939)	—	(116,939)
Dividends declared (note 13)	—	—	—	—	(8,159)
Common stock shares issued (13)	7,052	68,706	—	—	—
Reissuance of treasury stock (13)	—	(41,686)	1,989,491	—	(1,569,567)
Equity compensation (note 13)	—	20,562	—	—	—
Defined benefit plan adjustments, net (note 11)	—	—	—	(44,649)	—	(44,649)
Unrealized foreign currency translation adjustment	—	—		(16,354)		(16,354)
Other	—	2,836	—	478	—	478

Comprehensive loss	—	—	—	—	—	$(696,378)

Balance, December 31, 2008	$130,119	$367,067	$(276,873)	$(106,789)	$2,253,676

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(Audited)

	2008	2007	2006
	(In thousands of dollars)
Cash flows from operating activities:
Net (loss) income	$(518,914)	$(1,670,018)	$564,739
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	10,024	12,922	14,202
Capitalized deferred insurance policy acquisition costs	(10,360)	(11,321)	(8,555)
Depreciation and other amortization	34,304	25,177	22,317
(Increase) decrease in accrued investment income	(18,027)	(8,183)	1,723
(Increase) decrease in reinsurance recoverable on loss reserves	(197,744)	(21,827)	1,370
Decrease (increase) in prepaid reinsurance premiums	4,299	905	(12)
Decrease (increase) in premium receivable	9,732	(19,262)	3,476
Decrease (increase) in real estate aquired	112,340	(25,992)	(44,652)
Increase in loss reserves	2,133,073	1,516,764	1,261
(Decrease) increase in premium deficiency reserve	(756,505)	1,210,841	—
Increase in unearned premiums	63,865	82,572	29,838
Decrease (increase) in income taxes recoverable	459,097	(814,624)	(32,465)
Equity (earnings) losses from joint ventures	(33,794)	424,346	(249,473)
Distributions from joint ventures	22,195	51,512	150,549
Realized loss (gain)	12,486	(142,195)	4,264
Other	38,837	20,354	37,215

Net cash provided by operating activities	1,364,908	631,971	495,797

Cash flows from investing activities:
Purchase of equity securities	(89)	(95)	(90)
Purchase of fixed maturities	(3,592,600)	(2,721,294)	(1,841,293)
Additional investment in joint ventures	(546)	(3,903)	(75,948)
Sale of investment in joint ventures	150,316	240,800	—
Note receivable from joint ventures	—	(50,000)	—
Proceeds from sale of fixed maturities	1,724,780	1,690,557	1,563,889
Proceeds from maturity of fixed maturities	413,328	331,427	311,604
Other	19,547	(1,262)	1,881

Net cash used in investing activities	(1,285,264)	(513,770)	(39,957)

Cash flows from financing activities:
Dividends paid to shareholders	(8,159)	(63,819)	(85,495)
(Repayment of) proceeds from note payable	(100,000)	300,000	—
Proceeds from issuance of long-term debt	—	—	199,958
Repayment of long-term debt	—	(200,000)	—
Repayment of short-term debt	—	(87,110)	(110,908)
Net proceeds from convertible debentures	377,199	—	—
Proceeds from reissuance of treasury stock	383,959	1,484	1,677
Payments for repurchase of common stock	—	(75,659)	(385,629)
Common stock shares issued	75,758	2,098	18,100
Excess tax benefits from share-based payment arrangements	—	—	4,939

Net cash provided by (used in) financing activities	728,757	(123,006)	(357,358)

Net increase (decrease) in cash and cash equivalents	808,401	(4,805)	98,482
Cash and cash equivalents at beginning of year	288,933	293,738	195,256

Cash and cash equivalents at end of year	$1,097,334	$288,933	$293,738

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006
1.	Nature of business

MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”) and several other subsidiaries, is principally engaged in the mortgage insurance business. We provide mortgage insurance to lenders throughout the United States and to government sponsored entities (“GSEs”) to protect against loss from defaults on low down payment residential mortgage loans. In 2007, we began providing mortgage insurance to lenders in Australia. Our Australian operations are included in our consolidated financial statements; however they are not material to our consolidated results. Through certain other non-insurance subsidiaries, we also provide various services for the mortgage finance industry, such as contract underwriting and portfolio analysis and retention. Our principal product is primary mortgage insurance. Primary mortgage insurance may be written through the flow market channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk market channel, in which portfolios of loans are individually insured in single, bulk transactions. Prior to 2008, we wrote significant volume through the bulk channel, substantially all of which was Wall Street bulk business, which we discontinued writing in 2007. We expect any future business written through the bulk channel will be insignificant to us. Prior to 2009, we also wrote pool mortgage insurance. We do not expect we will write any significant pool mortgage insurance in the future.

At December 31, 2008, our direct domestic primary insurance in force (representing the principal balance in our records of all mortgage loans that we insure) and direct domestic primary risk in force (representing the insurance in force multiplied by the insurance coverage percentage) was approximately $227.0 billion and $59.0 billion, respectively. Our direct pool risk in force at December 31, 2008 was approximately $1.9 billion. Our risk in force in Australia at December 31, 2008 was approximately $1.0 billion; this represents the risk associated with 100% coverage on the insurance in force. However the mortgage insurance we provide in Australia only covers the unpaid loan balance after the sale of the underlying property. In view of our need to dedicate capital to our domestic mortgage insurance operations, we have been exploring alternatives for our Australian activities which may include a sale of our Australian operations. As a result, we have reduced our Australian headcount and suspended writing new business in Australia. We do not expect to write new business in Australia unless required in connection with an agreed upon sale of this business.

Historically a significant portion of the mortgage insurance provided by us through the bulk channel has been used as a credit enhancement for securitizations. During the fourth quarter of 2007, the performance of loans included in Wall Street bulk transactions deteriorated materially and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. Therefore, during the fourth quarter of 2007, we decided to stop writing that portion of our bulk business. A Wall Street bulk transaction is any bulk transaction where we had knowledge that the loans would serve as collateral in a home equity securitization. In general, loans included in Wall Street bulk transactions had lower average FICO scores and a higher percentage of ARMs or adjustable rate mortgages, compared to our remaining business. We continue to provide mortgage insurance on bulk transactions with the GSEs or for portfolio transactions where the lender will hold the loans.

2.	Basis of presentation and summary of significant accounting policies

The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of MGIC Investment Corporation and its majority-owned subsidiaries. All intercompany transactions have been eliminated. Historically, our investments in joint ventures and related loss or income from joint ventures principally consisted of our investment and related earnings in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC (C-BASS), and Sherman Financial Group LLC (Sherman). In 2007, joint venture losses included an impairment charge equal to our entire equity interest in C-BASS, as well as equity losses incurred by C-BASS in the fourth quarter that reduced the carrying value of our $50 million note from C-BASS to zero. As a result, beginning in 2008, our joint venture income principally consisted of income from Sherman. In August of 2008, we sold our entire interest in Sherman to Sherman. We review our investments in joint ventures for evidence of “other than temporary” impairments, such as an inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. There were no “other than temporary” equity investment impairment charges for the years ending December 31, 2008 and 2006. Our equity in the earnings of joint ventures is shown separately, net of tax, on the statement of operations. (See note 10.)

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

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state, corporate, auction rate (backed by student loans) and mortgage-backed securities. Non-financial assets which utilize Level 3 inputs include real estate acquired through claim settlement. Additionally, financial liabilities utilizing Level 3 inputs consist of derivative financial instruments.

The adoption of SFAS No. 157 resulted in no changes to January 1, 2008 retained earnings. (See note 5.)

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

We complete a quarterly review of invested assets for evidence of “other than temporary” impairments. A cost basis adjustment and realized loss will be taken on invested assets whose value decline is deemed to be “other than temporary”. Factors used in determining investments whose value decline may be considered “other than temporary” include, among others, the following:
•	Investments with a fair value less than 80% of amortized costs

•	For fixed income and preferred stocks, declines in credit ratings to below investment grade from appropriate rating agencies

•	Other securities which are under pressure due to market constraints or event risk

•	Intention and ability to hold fixed income securities to recovery

•	Length of time in an unrealized loss position
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

Home office and equipment is shown net of accumulated depreciation of $56.3 million, $51.7 million and $47.6 million at December 31, 2008, 2007 and 2006,

respectively. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $4.5 million, $4.4 million and $4.4 million, respectively.

Deferred insurance policy acquisition costs

Costs associated with the acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs (“DAC”). For each underwriting year book of business, these costs are amortized to income in proportion to estimated gross profits over the estimated life of the policies. We utilize anticipated investment income in our calculation. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development. If a premium deficiency exists, we reduce the related DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the related DAC balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

During 2008, 2007 and 2006, we amortized $10.0 million, $12.9 million and $14.2 million, respectively, of deferred insurance policy acquisition costs.

Loss reserves

Reserves are established for reported insurance losses and loss adjustment expenses based on when we receive notices of default on insured mortgage loans. A default is defined as an insured loan with a mortgage payment that is 45 days or more past due. Reserves are also established for estimated losses incurred on notices of default not yet reported to us. In accordance with GAAP for the mortgage insurance industry, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loss reserves are established by our estimate of the number of loans in our inventory of delinquent loans that will not cure their delinquency and thus result in a claim, which is referred to as the claim rate, and further estimating the amount that we will pay in claims on the loans that do not cure, which is referred to as claim severity. Our loss estimates are established based upon historical experience. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

The incurred but not reported (“IBNR”) reserves result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rates and claims amounts for the estimated number of defaults not reported.

Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process. (See note 8.)

Premium deficiency reserves

After our loss reserves are initially established, we perform premium deficiency tests using our best estimate assumptions as of the testing date. Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. The discount rate used in the calculation of the premium deficiency reserve was based upon our pre-tax investment yield at December 31, 2008 and 2007, respectively. Products are grouped for premium deficiency purposes based on similarities in the way the products are acquired, serviced and measured for profitability.

Calculations of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other factors, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries and these affects could be material. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings. (See note 8.)

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

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves, which are recorded for regulatory purposes. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. However, to the extent incurred losses exceed 35% of net premiums earned in a calendar year, early withdrawals may be made from the contingency reserves with regulatory approval, which would lead to amounts being included in taxable income earlier than the tenth year. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. We account for these purchases as a payment of current federal income taxes.

Deferred income taxes are provided under the liability method, which recognizes the future tax effects of temporary differences between amounts reported in the financial statements and the tax bases of these items. The expected tax effects are computed at the current federal tax rate.

We provide for uncertain tax positions and the related interest and penalties based on our assessment of whether a tax benefit is more likely than not to be sustained upon examination of taxing authorities. (See note 12.)

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

We offer both medical and dental benefits for retired domestic employees and their spouses. Under the plan retirees pay a premium for these benefits. In October 2008 we amended our postretirement benefit plan. The amendment, which is effective January 1, 2009, terminates the benefits provided to retirees once they reach the age of 65. This amendment reduces our accumulated postretirement benefit obligation by $59.2 million as of December 31, 2008. The amendment will also reduce our net periodic benefit cost in future periods beginning with calendar year 2009. We accrue the estimated costs of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits. Historically benefits were generally funded as they were due. The cost to us has not been significant. In 2008, approximately $1.3 million benefits were paid from the fund, and approximately $0.5 million were funded by us. (See note 11.)

Reinsurance

Loss reserves and unearned premiums are reported before taking credit for amounts ceded under reinsurance treaties. Ceded loss reserves are reflected as “Reinsurance recoverable on loss reserves”. Ceded unearned premiums are reflected as “Prepaid reinsurance premiums”. We remain liable for all reinsurance ceded. (See note 9.)

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

Share-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” under the modified prospective method. This statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. The fair value recognition provisions of SFAS No. 123 were voluntarily adopted by us in 2003 prospectively to all employee awards granted or modified on or after January 1, 2003. Under SFAS 123R, we are required to record compensation expense for all awards granted after the date of adoption and for all the unvested portion of previously granted awards that remained outstanding at the date of adoption. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to five years. (See note 13.)

Earnings per share

Our basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings Per Share”. Basic EPS is based on the weighted average number of common shares outstanding. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include stock awards, stock options and the dilutive effect of our convertible debentures. In accordance with SFAS 128, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. For the years ended December 31, 2008, 2007 and 2006 our net loss (income) is the same for both basic and diluted EPS. The following is a reconciliation of the weighted average number of shares; however for the years ended December 31, 2008 and 2007 common stock equivalents of 23.1 million and 0.3 million, respectively, were not included because they were anti-dilutive. For 2008 the 23.1 million of common stock equivalents includes 22.7 million share equivalents related to our convertible debentures and 0.4 million related to restricted shares or share units. For 2007 the 0.3 million of common stock equivalents related to restricted shares or share units.

	Years Ended December 31,
	2008	2007	2006
	(shares in thousands)
Weighted-average shares - Basic	113,692	81,294	84,332
Common stock equivalents	—	—	618

Weighted-average shares - Diluted	113,692	81,294	84,950

For the years ended December 31, 2008 and 2007, 2.5 million shares and 2.6 million shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the year ended December 31, 2006, 1.3 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive and 0.4 million shares of performance stock awards have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on performance measures established for a specific performance period. (See note 13.)

Comprehensive income

Our total comprehensive income, as calculated per SFAS No. 130, “Reporting Comprehensive Income”, was as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands of dollars)
Net (loss) income	$(518,914)	$(1,670,018)	$564,739
Other comprehensive (loss) income	(177,464)	4,886	6,076

Total comprehensive (loss) income	$(696,378)	$(1,665,132)	$570,815

Other comprehensive (loss) income (net of tax):
Change in unrealized net derivative gains and losses	$—	$—	$777
Change in unrealized gains and losses on investments	(116,939)	(17,767)	5,796
Change related to benefit plans	(44,649)	14,561	—
Unrealized foreign currency translation adjustment	(16,354)	8,456	—
Other	478	(364)	(497)

Other comprehensive (loss) income	$(177,464)	$4,886	$6,076

At December 31, 2008, accumulated other comprehensive loss of ($106.8) million included ($51.0) million of net unrealized losses on investments, ($47.9) million relating to defined benefit plans and ($7.9) million related to foreign currency translation adjustment. At December 31, 2007, accumulated other comprehensive income of $70.7 million included $65.9 million of net unrealized gains on investments, ($3.2) million relating to defined benefit plans, $8.5 million related to foreign currency translation adjustment and ($0.5) million relating to the accumulated other comprehensive loss of our joint venture investment. (See notes 4 and 11.)

Recent accounting pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 132R-1 which amends FASB Statement No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. We are currently evaluating the provisions of this statement and the impact, if any, this statement will have on our disclosures.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Our fair value policies are consistent with the guidance in this FSP.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. We are currently evaluating the provisions of this FSP and do not believe it will have a material impact on our calculations of basic and diluted earnings per share.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The adoption will result in a net-of-tax increase to our shareholders’ equity of approximately $63 million on January 1, 2009 and will result in a net-of-tax increase to interest expense of approximately $11 million for the year ended December 31, 2008 and $15 million annually thereafter, through April 1, 2013. These increases result from our Convertible Junior Subordinated Debentures discussed in Note 7.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the provisions of this statement and the impact, if any, this statement will have on our disclosures.

In February 2008, the FASB issued FSP FAS 157-2, “Effective date of FASB Statement No. 157”. This statement defers the effective date of FAS 157 for all non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the requirements of this statement and the impact, if any, this statement will have on our financial position and results of operations.

Cash and cash equivalents

We consider cash equivalents to be money market funds and investments with original maturities of three months or less.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2007 and 2006 amounts to allow for consistent financial reporting.

3.	Related party transactions

We provided certain services to C-BASS and Sherman in 2007 and 2006 in exchange for fees. In addition, C-BASS provided certain services to us during 2008, 2007 and 2006 in exchange for fees. The net impact of these transactions was not material to us.

4.	Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2008 and 2007 are shown below. Debt securities consist of fixed maturities and short-term investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008:	Cost	Gains	Losses	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$168,917	$21,297	$(405)	$189,809
Obligations of U.S. states and political subdivisions	6,401,903	141,612	(237,575)	6,305,940
Corporate debt securities	314,648	6,278	(4,253)	316,673
Mortgage-backed securities	151,774	3,307	(14,251)	140,830
Debt securities issued by foreign sovereign governments	83,448	6,203	—	89,651

Total debt securities	7,120,690	178,697	(256,484)	7,042,903
Equity securities	2,778	—	(145)	2,633

Total investment portfolio	$7,123,468	$178,697	$(256,629)	$7,045,536

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007:	Cost	Gains	Losses	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$128,708	$3,462	$(804)	$131,366
Obligations of U.S. states and political subdivisions	4,958,994	132,094	(26,109)	5,064,979
Corporate debt securities	449,380	4,625	(8,206)	445,799
Mortgage-backed securities	164,974	1,118	(1,486)	164,606
Debt securities issued by foreign sovereign governments	89,506	57	(2,722)	86,841

Total debt securities	5,791,562	141,356	(39,327)	5,893,591
Equity securities	2,689	1	(48)	2,642

Total investment portfolio	$5,794,251	$141,357	$(39,375)	$5,896,233

The amortized cost and fair values of debt securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
	Cost	Value
	(In thousands of dollars)
Due in one year or less	$432,727	$435,045
Due after one year through five years	1,606,915	1,630,086
Due after five years through ten years	1,230,379	1,283,317
Due after ten years	3,174,995	3,029,725

	6,445,016	6,378,173

Auction rate securities	523,900	523,900
Mortgage-backed securities	151,774	140,830

Total at December 31, 2008	$7,120,690	$7,042,903

At December 31, 2008 and 2007, the investment portfolio had gross unrealized losses of $256.6 million and $39.4 million, respectively. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
			(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,106	$245	$1,242	$160	$14,348	$405
Obligations of U.S. states and political subdivisions	1,640,406	102,437	552,191	135,138	2,192,597	237,575
Corporate debt securities	72,711	4,127	1,677	126	74,388	4,253
Mortgage-backed securities	41,867	14,251	—	—	41,867	14,251
Debt issued by foreign sovereign governments	—	—	—	—	—	—
Equity securities	227	10	2,062	135	2,289	145

Total investment portfolio	$1,768,317	$121,070	$557,172	$135,559	$2,325,489	$256,629

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Losses	Value	Losses	Value	Losses
			(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$14,453	$569	$24,937	$235	$39,390	$804
Obligations of U.S. states and political subdivisions	829,595	23,368	206,723	2,741	1,036,318	26,109
Corporate debt securities	70,347	8,197	2,701	9	73,048	8,206
Mortgage-backed securities	15,401	64	96,167	1,422	111,568	1,486
Debt issued by foreign sovereign governments	82,835	2,722	—	—	82,835	2,722
Equity securities	110	1	2,166	47	2,276	48

Total investment portfolio	$1,012,741	$34,921	$332,694	$4,454	$1,345,435	$39,375

Our investment portfolio consists primarily of tax-exempt municipal bonds. During 2008, the municipal bond market experienced historically poor performance, and resulted in approximately one-third of our securities (580 issues) being in an unrealized loss position as of December 31, 2008. The unrealized losses in all categories of our investments were primarily caused by widening spreads. Of those securities in an unrealized loss position greater than 12 months, 101 securities had a fair value greater than 80% of amortized cost and 65 securities had a fair value less than 80% of amortized cost. We do not believe the unrealized losses are related to specific issuer defaults and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider those investments to be other-than-temporarily impaired at December 31, 2008.

For the year ended December 31, 2008 we recognized “other than temporary” impairment charges of approximately $63 million on our fixed income investments, including debt instruments issued by Fannie Mae, Freddie Mac, Lehman Brothers and AIG. There were no “other than temporary” asset impairment charges on our investment portfolio for the years ending December 31, 2007 and 2006.

We held approximately $524 million in auction rate securities (ARS) backed by student loans at December 31, 2008. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed. The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately guaranteed by the United States Department of Education. At December 31, 2008, our ARS portfolio was 100% AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. At December 31, 2008, our entire ARS portfolio, consisting of 47 investments in ARS, was subject to failed auctions; however, we had redeemed at par $16.7 million in ARS from the period when the auctions began to fail through the end of 2008. Subsequent to December 31, 2008, and through January 27, 2009, we redeemed an additional $2.0 million in ARS at par. To date, we have collected all interest due on our ARS and expect to continue to do so in the future.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, the investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. We believe that issuers and financial markets are exploring alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. We intend to hold our ARS until we can recover the full principal amount through one of the means described above, and have the ability to do so based on our other sources of liquidity.

We evaluated our entire ARS portfolio for temporary or other-than-temporary impairment at December 31, 2008. As a result of this review, we determined that the fair value of our ARS portfolio at December 31, 2008, approximates par value, and accordingly, we have not recorded any impairment. Since the estimated fair values could change significantly based on future market conditions, we will continue to assess the fair value of our ARS for substantive changes in relevant market conditions or other changes that may alter our estimates described above. We may be required to record an unrealized holding loss or an impairment charge to earnings if we determine that our investment portfolio has incurred a decline in fair value that is temporary or other-than-temporary, respectively.

Net investment income is comprised of the following:

	2008	2007	2006
	(In thousands of dollars)
Fixed maturities	$287,869	$244,126	$228,805
Equity securities	2,162	391	1,598
Cash equivalents	15,487	15,900	11,535
Other	6,552	2,675	1,872

Investment income	312,070	263,092	243,810
Investment expenses	(3,553)	(3,264)	(3,189)

Net investment income	$308,517	$259,828	$240,621

The net realized investment gains (losses) and change in net unrealized appreciation (depreciation) of investments are as follows:

	2008	2007	2006
	(In thousands of dollars)
Net realized investment gains (losses) on investments:
Fixed maturities	$(76,397)	$(18,575)	$(5,526)
Equity securities	107	(820)	1,262
Joint ventures	61,877	162,860	—
Other	1,927	(1,270)	—

	$(12,486)	$142,195	$(4,264)

Change in net unrealized appreciation (depreciation):
Fixed maturities	$(179,816)	$(26,751)	$8,929
Equity securities	(98)	(21)	(10)
Other	(710)	(254)	—

	$(180,624)	$(27,026)	$8,919

     The reclassification adjustment relating to the change in investment gains and losses is as follows:

	2008	2007	2006
	(In thousands of dollars)
Unrealized holding (losses) gains arising during the period, net of tax	$(75,464)	$(4,633)	$8,833
Less: reclassification adjustment for net gains included in net income, net of tax	(41,475)	(13,134)	(3,037)

Change in unrealized investment gains and losses, net of tax	$(116,939)	$(17,767)	$5,796

The gross realized gains and the gross realized losses on securities were $22.5 million and $96.9 million, respectively, in 2008, $7.1 million and $27.8 million, respectively, in 2007 and $2.9 million and $7.2 million, respectively, in 2006.

The tax (benefit) expense related to the changes in net unrealized (depreciation) appreciation was ($63.7) million, ($9.3) million and $3.1 million for 2008, 2007 and 2006, respectively.

We had $22.9 million and $21.5 million of investments on deposit with various states at December 31, 2008 and 2007, respectively, due to regulatory requirements of those state insurance departments.

5.	Fair value measurements

As discussed in Note 2, we adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008. Both standards address aspects of the expanding application of fair-value accounting. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition. For the year ended December 31, 2008, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.

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

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state, corporate, auction rate (backed by student loans) and mortgage-backed securities. Non-financial assets which utilize Level 3 inputs include real estate acquired through claim settlement. Additionally, financial liabilities utilizing Level 3 inputs consisted of derivative financial instruments.

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

Assets and liabilities classified as Level 3 are as follows:

•	Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities. Our investments in auction rate securities were classified as Level 3 beginning in the fourth quarter of 2008 as quoted prices were unavailable due to events described in Note 4 and as there became increased doubt as to the liquidity of the securities. In particular, announced settlements in the fourth quarter of 2008 specified that re-marketers of the ARS provide liquidity to retail investors prior to providing liquidity to institutional investors and we did not observe a majority of issuers replacing these securities with another form of financing. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at December 31, 2008. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction rate securities. The DCF model is based on the following key assumptions.
o	Nominal credit risk as securities are ultimately guaranteed by the United States Department of Education

o	5 years to liquidity

o	Continued receipt of contractual interest; and

o	Discount rates incorporating a 1.50% spread for liquidity risk
The remainder of our level 3 securities are valued based on the present value of expected cash flows utilizing data provided by the trustees.

•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

•	As discussed in Note 7 the derivative related to the outstanding debentures was valued using the Black-Scholes model. Remaining derivatives were valued internally, based on the present value of expected cash flows utilizing data provided by the trustees.

Fair value measurements for items measured at fair value included the following as of December 31, 2008 (in thousands of dollars):

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Securities available-for-sale	$7,045,536	$281,248	$6,218,338	$545,950
Real estate acquired (1)	32,858	—	—	32,858

Liabilities
Other liabilities (derivatives)	$—	$—	$—	$—

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the year ended December 31, 2008 is as follows (in thousands of dollars):

	Securities
	Available-	Real Estate	Other
	for-Sale	Acquired	Liabilities

Balance at January 1, 2008	$37,195	$145,198	$(12,132)
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(20,226)	—	—
Included in earnings and reported as other revenue	—	—	(6,823)
Included in earnings and reported as losses incurred, net	—	(19,126)	—
Included in other comprehensive income	2,455	—	—
Purchases, issuances and settlements	2,626	(93,214)	18,955
Transfers in/and or out of Level 3	523,900	—	—

Balance at December 31, 2008	$545,950	$32,858	$—

Amount of total gains (losses) included in earnings for the year ended December 31, 2008 attributable to the change in unrealized gains (losses) on assets (liabilities) still held at December 31, 2008	$(16,838)	$(8,011)	$—

Additional fair value disclosures related to our investment portfolio are included in Note 4. Fair value disclosures related to our debt are included in Notes 6 and 7.

6.	Short- and long-term debt, excluding convertible debentures discussed in Note 7.

We have a $300 million bank revolving credit facility, expiring in March 2010 that was amended most recently in June 2008. In 2007, we drew the entire amount available under this facility. In July 2008, we repaid $100 million borrowed under this facility. The amount that we repaid remains available for re-borrowing pursuant to the terms of our credit agreement. At December 31, 2008 and 2007, $200 million and $300 million, respectively, was outstanding under this facility.

The credit facility requires us to maintain Consolidated Net Worth of no less than $2.00 billion at all times. However, if as of June 30, 2009, Consolidated Net Worth equals or exceeds $2.75 billion, then the minimum Consolidated Net Worth under the facility will be increased to $2.25 billion at all times from and after June 30, 2009. Consolidated Net Worth is generally defined in our credit agreement as the sum of our consolidated shareholders’ equity plus the aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063, currently $390 million. The credit facility also requires Mortgage Guaranty Insurance Corporation (“MGIC”) to maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulations (“MPP”). At December 31, 2008, these requirements were met. Our Consolidated Net Worth at December 31, 2008 was approximately $2.7 billion. At December 31, 2008 MGIC’s risk-to-capital was 12.9:1 and MGIC exceeded MPP by more than $1.5 billion. (See note 13 — “Statutory Capital”.)
At December 31, 2008 and 2007 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholder’s equity of at least 15% of our consolidated shareholders equity.

The credit facility is filed as an exhibit to our March 31, 2005 Quarterly Report on Form 10-Q and the Indenture governing the Senior Notes is filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2000. Amendments to our credit facility were filed as exhibits to our December 31, 2007 10-K/A and to our Current Report on Form 8-K filed on June 25, 2008. At December 31, 2008 and 2007, the fair value of the amount outstanding under the credit facility and Senior Notes was $538.3 million and $772.0 million, respectively. The fair value of our credit facility was approximated at par and the fair value of our Senior Notes was determined using publicly available trade information.

Interest payments on all long-term and short-term debt, excluding convertible debentures, were $40.7 million, $42.6 million and $36.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

If (i) we fail to maintain any of the requirements under the credit facility discussed above, (ii) we fail to make a payment of principal when due under the credit facility or a payment of interest within five days after due under the credit facility or (iii) our payment obligations under our Senior Notes are declared due and payable (including for one of the reasons noted in the following paragraph) and we are not successful in obtaining an agreement from banks holding a majority of the debt outstanding under the facility to change (or waive) the applicable requirement, then banks holding a majority of the debt outstanding under the facility would have the right to declare the entire amount of the outstanding debt due and payable.

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

7.	Convertible debentures and related derivatives

In March 2008 we completed the sale of $365 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. The debentures have an effective interest rate of 19% after consideration of the value associated with the convertible feature. In April 2008, the initial purchasers exercised an option to purchase an additional $25 million aggregate principal amount of these debentures. The debentures were sold in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the debentures is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2008. As long as no event of default with respect to the debentures has occurred and is continuing, we may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures. Violations of the covenants under the Indenture governing the debentures, including covenants to provide certain documents to the trustee, are not events of default under the Indenture and would not allow the acceleration of amounts that we owe under the debentures. Similarly, events of default under, or acceleration of, any of our other obligations, including those described in Note 6 would not allow the acceleration of amounts that we owe under the debentures. However, violations of the events of default under the Indenture, including a failure to pay principal when due under the debentures and certain events of bankruptcy, insolvency or receivership involving our holding company would allow acceleration of amounts that we owe under the debentures.

The debentures rank junior to all of our existing and future senior indebtedness. The net proceeds of the debentures were approximately $377 million. A portion of the net proceeds of the debentures and a concurrent offering of common stock (see Note 13) was used to increase the capital of MGIC, our principal insurance subsidiary, in order to enable us to expand the volume of our new insurance written, and a portion is available for our general corporate purposes. Debt issuance costs are being amortized over the expected life of five years to interest expense.

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

Interest payments on the convertible debentures were $17.8 million for the year ended December 31, 2008

The debentures are currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. The initial conversion price represents a 20% conversion premium based on the $11.25 per share price to the public in our concurrent common stock offering. (See Note 13.)

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

At issuance approximately $52.8 million in face value of the convertible debentures could not be settled in our common shares without prior shareholder approval and thus required bifurcation of the embedded derivative related to those convertible debentures. The derivative value of $16.9 million was determined using the Black-Scholes model, and is treated as a discount on issuance of the convertible debentures and amortized over the expected life of five years to interest expense. Prior to shareholder approval, changes in the fair value of the derivative were reflected in our results of operations. Since the changes in fair value corresponded to changes in our stock price, a decrease in our stock price resulted in a decrease in the derivative liability. On the date of shareholder approval, June 27, 2008, the value of the derivative had decreased to $5.9 million. On this date the amount was re-classified from a liability to shareholders’ equity on the consolidated balance sheet, and subsequent changes in the fair value of the derivative will not be reflected on our financial statements. The change in fair value of the derivative from issuance to shareholder approval of approximately $11.0 million is included in other revenue on our statement of operations for the year ended December 31, 2008.

The Indenture governing the Convertible Debentures is filed as an exhibit to our March 31, 2008 Quarterly Report on Form 10-Q. The fair value of the convertible debentures was approximately $145.7 million at December 31, 2008, as determined using available pricing for these debentures or similar instruments.

8.	Loss reserves and premium deficiency reserves

Loss reserves

As described in Note 2, we establish reserves to recognize the estimated liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. Loss reserves are established by our estimate of the number of loans in our inventory of delinquent loans that will not cure their delinquency and thus result in a claim, which is referred to as the claim rate, and further estimating the amount that we will pay in claims on the loans that do not cure, which is referred to as claim severity. Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could materially reduce our ability to mitigate potential losses through property acquisition and resale or expose us to greater losses on resale of properties obtained through the claim settlement process. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

Our estimates could also be positively affected by government efforts to assist current borrowers in refinancing to new loan instruments, assisting delinquent borrowers and lenders in modifying their mortgage notes into something more affordable, and forestalling foreclosures. In addition private company efforts may have a positive impact on our loss development. However, all of these efforts are in their early stages and therefore we are unsure of their magnitude or the benefit to us or our industry, and as a result are not factored into our current reserving.

Our estimates could also be positively affected by the extent of fraud that we uncover in the loans we have insured; higher rates of fraud should lead to higher rates of rescissions, although the relationship may not be linear. Rescissions and denials totaled $85 million in the fourth quarter of 2008 and $171 million for the year ending December 31, 2008. Rescissions and denials totaled only $7 million in the fourth quarter of 2007 and totaled only $28 million for the year ended December 31, 2007.

The following table provides a reconciliation of beginning and ending loss reserves for each of the past three years:

	2008	2007	2006
	(In thousands of dollars)
Reserve at beginning of year	$2,642,479	$1,125,715	$1,124,454
Less reinsurance recoverable	35,244	13,417	14,787

Net reserve at beginning of year	2,607,235	1,112,298	1,109,667

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	2,684,397	1,846,473	703,714
Prior years (1)	387,104	518,950	(90,079)

Subtotal	3,071,501	2,365,423	613,635

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	68,397	51,535	27,114
Prior years	1,332,579	818,951	583,890
Reinsurance terminations (2)	(264,804)	—	—

Subtotal	1,136,172	870,486	611,004

Net reserve at end of year	4,542,564	2,607,235	1,112,298
Plus reinsurance recoverables	232,988	35,244	13,417

Reserve at end of year	$4,775,552	$2,642,479	$1,125,715

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(2)	In a termination, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and there is a corresponding decrease in reinsurance recoverable on loss reserves, which is offset by a decrease in net losses paid. (See note 9.)

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

Current year losses incurred significantly increased in 2008 compared to 2007 primarily due to significant increases in the default inventory, offset by a smaller increase in estimated severity and a slight decrease in the estimated claim rate. The continued increase in estimated severity was primarily the result of the default inventory containing higher loan exposures with expected higher average claim payments as well as our inability to mitigate losses through the sale of properties due to home price declines. The increase was less substantial than the increase experienced during 2007. The slight decrease in estimated claim rate for the year was in part due to an increase in our mitigation efforts, including rescissions and denials for misrepresentation, ineligibility and policy exclusions. This decrease in estimated claim rate is based on recent historical experience and does not take into account any potential benefits of third party and governmental mitigation programs that are in their early stages for which we have no data on historical performance. Current year losses incurred significantly increased in 2007 compared to 2006 primarily due to significant increases in the default inventory and estimated severity and claim rate, when each are compared to the same period in 2006. The primary insurance notice inventory increased from 107,120 at December 31, 2007 to 182,188 at December 31, 2008. The primary insurance notice inventory was 78,628 at December 31, 2006. Pool insurance notice inventory increased from 25,224 at December 31, 2007 to 33,884 at December 31, 2008. The pool insurance notice inventory was 20,458 at December 31, 2006. The average primary claim paid for 2008 was $52,239, compared to $37,165 in 2007 and $28,228 in 2006.

The development of the reserves in 2008, 2007 and 2006 is reflected in the prior year line. The $387.1 million increase in losses incurred in 2008 related to prior years was primarily related to the significant increase in severity during the year, as compared to our estimates when originally establishing the reserves at December 31, 2007. The increase in losses incurred in 2008 related to prior years is also a result of more defaults remaining in inventory at December 31, 2008 from a year prior. These defaults have a higher estimated claim rate when compared to a year prior. The $518.9 million increase in losses incurred in 2007 related to prior years was due primarily to the significant increases in severity and the significant deterioration in cure rates experienced during the year, as compared to our estimates when originally establishing the reserves at December 31, 2006. The $90.1 million reduction in losses incurred related to prior years in 2006 was due primarily to more favorable loss trends experienced during that year, when compared to our estimates when originally establishing the reserves at December 31, 2005.
The lower portion of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. Since historically it has taken, on average, about twelve months for a default which is not cured to develop into a paid claim, most losses paid relate to default notices received in prior years. Due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums, servicing delays, court delays, loan modifications, our fraud investigations and our claim rescissions and denials for misrepresentation there is increased uncertainty regarding how long it may take for current and future defaults that do not cure to develop into a paid claim. The lower portion of the table also includes a decrease in losses paid related to terminated reinsurance agreements as noted in footnote (2) of the table above.

Information about the composition of the primary insurance default inventory at December 31, 2008 and 2007 appears in the table below.

	December 31,	December 31,
	2008	2007
Total loans delinquent	182,188	107,120
Percentage of loans delinquent (default rate)	12.37%	7.45%

Prime loans delinquent*	95,672	49,333
Percentage of prime loans delinquent (default rate)	7.90%	4.33%

A-minus loans delinquent*	31,907	22,863
Percent of A-minus loans delinquent (default rate)	30.19%	19.20%

Subprime credit loans delinquent*	13,300	12,915
Percentage of subprime credit loans delinquent (default rate)	43.30%	34.08%

Reduced documentation loans delinquent**	41,309	22,009
Percentage of reduced documentation loans delinquent (default rate)	32.88%	15.48%

*	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel. However, we classify all loans without complete documentation as “reduced documentation” loans regardless of FICO score rather than as a prime, “A-minus” or “subprime” loan.

**	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by MGIC as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 NIW. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.
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

During 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $757 million from $1,211 million, as of December 31, 2007, to $454 million as of December 31, 2008. The $454 million premium deficiency reserve as of December 31, 2008 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2008 was 4.0%.

The components of the premium deficiency reserve at December 31, 2008 and 2007 appears in the table below.

	December 31,
	2008	2007
	($ millions)
Present value of expected future premium	$712	$901

Present value of expected future paid losses and expenses	(3,063)	(3,561)

Net present value of future cash flows	(2,351)	(2,660)

Established loss reserves	1,897	1,449

Net deficiency	$(454)	$(1,211)

Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors. First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results. The decrease in the premium deficiency reserve for the year ended December 31, 2008 was $757 million, as shown in the chart below, which represents the net result of actual premiums, losses and expenses offset by $134 million change in assumptions primarily related to higher estimated ultimate losses.

		($ in millions)
Premium Deficiency Reserve at December 31, 2007		$(1,211)

Paid claims and LAE	770
Increase in loss reserves	448
Premium earned	(234)
Effects of present valuing on future premiums, losses and expenses	(93)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		891

Change in premium deficiency reserve to reflect change in assumptions relating to premiums, losses, expenses and discount rate (1)		(134)

Premium Deficiency Reserve at December 31, 2008		$(454)

(1)	A negative number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a deficiency of prior premium deficiency reserves.
At the end of 2008 we performed a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. That analysis concluded that, as of December 31, 2008, there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. Similar to our loss reserve estimates, our estimates for premium deficiency reserves could be adversely affected by several factors, including a deterioration of regional or economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses. Assumptions used in calculating the deficiency reserves can also be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimates will affect future period earnings and could be material.

9.	Reinsurance

We cede a portion of our business to reinsurers and record assets for reinsurance recoverable on loss reserves and prepaid reinsurance premiums. We cede primary business to reinsurance subsidiaries of certain mortgage lenders (“captives”). The majority of ceded premiums relates to these agreements. Historically, most of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder have been quota share agreements. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss (typically 4% or 5%), the captives are responsible for the second aggregate layer of loss (typically 5% or 10%) and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically range from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%. Beginning June 1, 2008 our captive arrangements, both aggregate excess of loss and quota share, are limited to a 25% cede rate.

Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account. However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off (in a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans). In the event that the captives’ incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captives’ obligations, transfer the assets in the trust accounts to us, and retain all future premium payments. We intend to exercise this additional remedy when it is available to us. The total fair value of the trust fund assets under these agreements at December 31, 2008 approximated $582 million. During 2008, $265 million of trust fund assets were transferred to us as a result of captive terminations. There were no material captive terminations in 2007. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and there was a corresponding decrease in our reinsurance recoverable on loss reserves, which is offset by a decrease in our net losses paid.

Effective January 1, 2009 we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. New business will continue to be ceded under quota share reinsurance arrangements. During 2008, many of our captive arrangements have either been terminated or placed into run-off.

Since 2005, we have entered into three separate aggregate excess of loss reinsurance agreements under which we ceded approximately $130 million of risk in force in the aggregate to three special purpose reinsurance companies. In 2008, we terminated one of these excess of loss reinsurance agreements. The remaining amount of ceded risk in force at December 31, 2008 was approximately $50.6 million. Additionally, certain pool polices written by us have been reinsured with one domestic reinsurer. We receive a ceding commission under certain reinsurance agreements.

Generally, reinsurance recoverables on primary loss reserves and prepaid reinsurance premiums are supported by trust funds or letters of credit. As such we have not established an allowance against these recoverables.

The effect of these agreements on premiums earned and losses incurred is as follows:

	2008	2007	2006
	(In thousands of dollars)
Premiums earned:
Direct	$1,601,610	$1,430,964	$1,327,270
Assumed	3,588	3,220	2,049
Ceded	(212,018)	(171,794)	(141,910)

Net premiums earned	$1,393,180	$1,262,390	$1,187,409

Losses incurred:
Direct	$3,553,029	$2,399,233	$621,298
Assumed	1,456	517	203
Ceded	(482,984)	(34,327)	(7,866)

Net losses incurred	$3,071,501	$2,365,423	$613,635

In June 2008 we entered into a reinsurance agreement with an affiliate of HCC Insurance Holdings, Inc. (“HCC”). The reinsurance agreement is effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began April 1, 2008 and ends on December 31, 2010, subject to two one-year extensions that may be exercised by HCC.

The reinsurance agreement is expected to provide additional claims-paying resources when loss ratios exceed 100% for new insurance written beginning April 1, 2008.

The agreement is accounted for under deposit accounting rather than reinsurance accounting, because under the guidance of SFAS 113 “Accounting for Reinsurance Contracts”, we concluded that the reinsurance agreement does not result in the reasonable possibility that the reinsurer will suffer a significant loss.

When our financial strength rating as determined by two rating agencies is in the “A” category or higher the agreement provides for a 20% quota share agreement, but allows us to retain 80% of the ceded premium (“profit commission”). The profit commission is used to cover losses that otherwise would be ceded to the reinsurer until the profit commission is exhausted. The premium ceded to the reinsurer and the brokerage commission paid to an affiliate of the reinsurer, net of a profit commission retained by us, is recorded as reinsurance fee expense on our statement of operations. In loss environments where loss ratios are less than 80% for the insurance covered by this agreement, we expect the net expense will be approximately 5% of net premiums earned on business covered by the agreement. Under the terms of the agreement, if our financial strength rating as determined by two rating agencies falls below the “A” category, we are no longer entitled to the profit commission and our net expense will increase to reflect we no longer receive this profit commission, but will be partially offset by an increase of reinsured losses. In February 2009, Moody’s Investors Service reduced MGIC’s financial strength rating to Ba2 with a developing outlook. The financial strength of MGIC is rated A-, with a negative outlook, by both Standard and Poor’s Rating Services and Fitch Ratings. The reinsurance fee for the year ended December 31, 2008 was approximately $1.8 million.

10.	Investments in joint ventures

C-BASS

C-BASS, a limited liability company, is an unconsolidated, less than 50%-owned investment of ours that is not controlled by us. Historically, C-BASS was principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. In 2007, C-BASS ceased its operations and is managing its portfolio pursuant to a consensual, non-bankruptcy restructuring, under which its assets are to be paid out over time to its secured and unsecured creditors. As discussed below, in the third quarter of 2007, we concluded that our total equity interest in C-BASS was impaired. In addition, during the fourth quarter of 2007 due to additional losses incurred by C-BASS, we reduced the carrying value of our $50 million note from C-BASS to zero under equity method accounting. At December 31, 2008 our current book value of C-BASS, including our note receivable from C-BASS, remains at zero.

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

On July 30, 2007, we announced that we had concluded that the value of our investment in C-BASS had been materially impaired and that the amount of the impairment could be our entire investment. In connection with the determination of our results of operations for the quarter ended September 30, 2007, we wrote down our entire equity investment in C-BASS through an impairment charge of $466 million. This impairment charge is reflected in our results of operations for year ended December 31, 2007.

We measured the value of our investment based upon the potential market for the equity interest in C-BASS and expected future cash flows of C-BASS, including a consensual, non-bankruptcy restructuring, which, subsequently occurred on November 16, 2007 through an override agreement with C-BASS’s creditors. The override agreement provides that C-BASS’s assets are to be paid out over time to its secured and unsecured creditors. The information used in our valuation was provided by C-BASS. We believe there is a high degree of uncertainty surrounding the amounts and timing of C-BASS’s cash flows and our analysis of them involved significant management judgment based upon currently available facts and circumstances, which are subject to change. The market analysis as well as our analysis of the cash flow projections reflected little or no value for our equity interest in C-BASS. Based on these analyses our entire equity interest in C-BASS was written down through an impairment charge under the guidance of APB 18 — Equity Method of Accounting.

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

A summary C-BASS balance sheet and income statements at the date and for the periods indicated appear below.
         C-BASS Summary Balance Sheet:

December 31,
2007
(in millions of dollars)
Total assets	$5,833

Debt	$2,468

Total liabilities	$6,761

Owners’ deficit	$(928)

        C-BASS Summary Income Statement:

	Year ended December 31,
	2007	2006
	(In millions of dollars)
Total net revenue	$(1,647.8)	$572.9

Total expense	259.3	282.4

Net (loss) income	$(1,907.1)	$290.5

Company’s (loss) income from C-BASS	$(499.6)	$133.7

Sherman

During the period in which we held an equity interest in Sherman, Sherman was principally engaged in the business of purchasing and collecting for its own account delinquent consumer assets which are primarily unsecured, and in originating and servicing subprime credit card receivables. The borrowings used to finance these activities are included in Sherman’s balance sheet. A substantial portion of Sherman’s consolidated assets are investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman’s results of operations are sensitive to estimates by Sherman’s management of ultimate collections on these portfolios.

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

At the time of sale the note had a fair value of $69.5 million (18.25% discount to par). The fair value was determined by comparing the terms of the Note to the discounts and yields on comparable bonds. The fair value was also discounted for illiquidity and lack of ratings. The discount will be amortized to interest income over the life of the Note. The gain recognized on the sale was $62.8 million, and is included in realized investment gains (losses) on the statement of operations for the year ended December 31, 2008.

As a result of the sale we are entitled to an additional cash payment if by approximately early March 2009 Sherman or certain of its management affiliates enter into a definitive agreement covering a transaction involving the sale or purchase of interests in Sherman in which the fair value of the consideration reflects a value of Sherman over $1 billion plus an additional amount. The additional amount was $33 million if a definitive agreement had been entered into by early September 2008 and increases by $11 million for each monthly period that elapses after early September 2008 until a monthly period beginning in early February 2009, when the additional amount is $100 million. A qualifying purchase or sale transaction must close for us to be entitled to an additional payment.

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

For additional information regarding the sale of our interest please refer to our Current Report on Form 8-K filed on August 14, 2008. Our investment in Sherman on an equity basis at December 31, 2008 and 2007 was zero and $115.3 million, respectively.
Sherman Summary Balance Sheet:

December 31,
2007
(in million of dollars)
Total assets	$2,242

Debt	$1,611

Total liabilities	$1,821

Members’ equity	$421

       Sherman Summary Income Statement:

	Year Ended December 31,
	2008*	2007	2006
	(In millions of dollars)
Revenues from receivable portfolios	$660.3	$994.3	$1,031.6
Portfolio amortization	264.8	488.1	373.0

Revenues, net of amortization	395.5	506.2	658.6

Credit card interest income and fees	475.6	692.9	357.3
Other revenue	35.3	60.8	35.6

Total revenues	906.4	1,259.9	1,051.5

Total expenses	740.1	991.5	702.0

Income before tax	$166.3	$268.4	$349.5

Company’s income from Sherman	$35.6	$81.6	$121.9

*	The year ended December 31, 2008 only reflects Sherman’s results and our income from Sherman through July 31, 2008 as a result of the sale of our remaining interest in August 2008.
The “Company’s income from Sherman” line item in the table above includes $3.6 million, $15.6 million and $12.0 million of additional amortization expense in 2008, 2007 and 2006, respectively, above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value.

In September 2007, we sold a portion of our interest in Sherman to an entity owned by Sherman’s senior management. The interest sold by us represented approximately 16% of Sherman’s equity. We received a cash payment of $240.8 million in the sale. We recorded a $162.9 million pre-tax gain on this sale, which is reflected in our results of operations for the year ended December 31, 2007 as a realized gain.

11.	Benefit plans

We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. We also offer both medical and dental benefits for retired domestic employees and their spouses under a postretirement benefit plan. In October 2008 we amended our postretirement benefit plan. The amendment, which is effective January 1, 2009, terminates the benefits provided to retirees once they reach the age of 65. This amendment reduces our accumulated postretirement benefit obligation as of December 31, 2008 as shown in the charts below. The amendment will also reduce our net periodic benefit cost in future periods beginning with calendar year

2009. The following tables provide the components of aggregate annual net periodic benefit cost, the amounts recognized in the consolidated balance sheet, changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans:
Components of Net Periodic Benefit Cost for fiscal year ending

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
1. Company Service Cost	$8,677	$10,047	$3,886	$3,377
2. Interest Cost	13,950	12,225	4,966	3,874
3. Expected Return on Assets	(19,348)	(17,625)	(3,766)	(3,269)
4. Other Adjustments	—	—	—	—

Subtotal	3,279	4,647	5,086	3,982
5. Amortization of :
a. Net Transition Obligation/(Asset)	—	—	283	283
b. Net Prior Service Cost/(Credit)	684	564	—	—
c. Net Losses/(Gains)	510	552	—	—

Total Amortization	1,194	1,116	283	283
6. Net Periodic Benefit Cost	4,473	5,763	5,369	4,265
7. Cost of SFAS 88 Events	—	—	—	—

8. Total Expense for Year	$4,473	$5,763	$5,369	$4,265

Reconciliation of Net Balance Sheet (Liability)/Asset

	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
1. Net Balance Sheet (Liability)/Asset at End of Prior Year	51,106	31,918	(23,143)	(31,218)
2. Amount Recognized in AOCI at End of Prior Year	2,247	16,667	2,737	10,696

3. (Accrued)/Prepaid Benefit Cost (before Adjustment) at End of Prior Year	53,353	48,585	(20,406)	(20,522)
4. Net Periodic Benefit (Cost)/Income for Fiscal Year	(4,473)	(5,762)	(5,369)	(4,267)
5. (Cost)/Income of SFAS 88 Events	—	—	—	—
6. Employer Contributions	33,000	10,300	—	3,400
7. Benefits Paid Directly by Company	230	230	(43)	983
8. Other Adjustment	—	—	—	—

9. (Accrued)/Prepaid Benefit Cost (before Adjustment) at End of Year	82,110	53,353	(25,818)	(20,406)
10. Amount Recognized in AOCI at End of Year	(104,420)	(2,247)	30,726	(2,737)

11. Net Balance Sheet (Liability)/Asset at End of Year	(22,310)	51,106	4,908	(23,143)

Development of Funded Status

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
Actuarial Value of Benefit Obligations
1. Measurement Date	12/31/2008	12/31/2007	12/31/2008	12/31/2007
2. Accumulated Benefit Obligation	202,475	177,285	25,282	73,358
3. Projected Benefit Obligation	229,039	207,431	—	—

Funded Status
1. Projected Accumulated Benefit Obligation	(229,039)	(207,431)	(25,282)	(73,358)
2. Plan Assets at Fair Value	206,729	258,536	30,190	50,215

3. Funded Status — Overfunded	N/A	51,105	4,908	N/A
4. Funded Status — Underfunded	(22,310)	N/A	N/A	(23,143)

Accumulated Other Comprehensive Income

	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
1. Net Actuarial (Gain)/Loss	$101,646	$(1,210)	$27,319	$1,320
2. Net Prior Service Cost/(Credit)	2,774	3,457	(58,045)	—
3. Net Transition Obligation/(Asset)	—	—	—	1,417

4. Total at Year End	104,420	2,247	(30,726)	2,737

Information for Plans with PBO / APBO in Excess of Plan Assets

	12/31/2008	12/31/2007	12/31/2008	12/31/2007
	(In thousands of dollars)
1. Projected Benefit Obligation/ Accumulated Postretirement Benefit Obligation	$229,039	$13,375	$—	$—
2. Accumulated Benefit Obligation / Accumulated Postretirement Benefit Obligation	202,475	5,675	—	73,358
3. Fair Value of Plan Assets	206,729	—	—	50,215

Information for Plans with PBO / APBO Less Than Plan Assets

	12/31/2008	12/31/2007	12/31/2008	12/31/2007
	(In thousands of dollars)
1. Projected Benefit Obligation/ Accumulated Postretirement Benefit Obligation	$—	$194,056	$—	$—
2. Accumulated Benefit Obligation / Accumulated Postretirement Benefit Obligation	—	171,610	25,282	—
3. Fair Value of Plan Assets	—	258,536	30,190	—

     The changes in the projected benefit obligation are as follows:
Change in Projected Benefit Obligation

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
1. Benefit Obligation at Beginning of Year	$207,431	$202,950	$73,357	$74,807
2. Company Service Cost	8,677	10,047	3,886	3,377
3. Interest Cost	13,950	12,225	4,966	3,875
4. Plan Participants’ Contributions	—	—	539	495
5. Net Actuarial (Gain)/Loss due to Assumption Changes	(7,725)	(14,922)	3,523	(4,644)
6. Net Actuarial (Gain)/Loss due to Plan Experience	11,317	2,816	(49)	(3,074)
7. Benefit Payments from Fund	(4,381)	(5,455)	(1,265)	—
8. Benefit Payments Directly by Company	(230)	(230)	(496)	(1,479)
9. Plan Amendments	—	—	(59,179)	—
10. Benefit Obligation at End of Year	$229,039	$207,431	$25,282	$73,357

The changes in the fair value of the net assets available for plan benefits are as follows:

Change in Plan Assets

	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
1. Fair Value of Plan Assets at Beginning of Year	$258,536	$234,868	$50,215	$43,590
2. Company Contributions	33,230	10,530	—	4,383
3. Plan Participants’ Contributions	—	—	539	495
4. Benefit Payments from Fund	(4,381)	(5,455)	(1,265)	—
5. Benefit Payments paid directly by Company	(230)	(230)	(496)	(1,479)
6. Actual Return on Assets	(80,426)	18,823	(18,760)	3,226
7. Adjustment	—	—	(43)
8. Fair Value of Plan Assets at End of Year	206,729	258,536	30,190	50,215

Change in Net Actuarial Loss/(Gain)

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
1. Net Actuarial Loss/(Gain) at end of prior year	$(1,211)	$12,645	$1,320	$8,995
2. Amortization Credit/(Cost) For Year	(510)	(552)	—	—
3. Liability Loss/(Gain)	3,593	(12,106)	3,473	(7,718)
4. Asset Loss/(Gain)	99,774	(1,198)	22,526	43
5. Net Actuarial Loss/(Gain) at year end	$101,646	$(1,211)	$27,319	$1,320

Change in Accumulated Other Comprehensive Income (AOCI)

1. AOCI in Prior Year	$2,247	$16,667	$2,737	$10,696
2. Increase/(Decrease) in AOCI
a. Recognized during year — Net Recognized Transition Transition (Obligation)/Asset	—	—	(283)	(283)
b. Recognized during year — Prior Service (Cost)/Credit	(683)	(564)	—	—
c. Recognized during year — Net Actuarial (Losses)/Gains	(510)	(552)	—	—
d. Occurring during year — Prior Service Cost	—	—	(59,179)	—
e. Occurring during year — Net Actuarial Losses/(Gains)	103,366	(13,304)	25,999	(7,676)
f. Increase (decrease) due to adoption of SFAS 158	N/A	N/A	N/A	N/A
g. Other adjustments	—	—	—	—
3. AOCI in Current Year	$104,420	$2,247	$(30,726)	$2,737

Amortizations Expected to be Recognized During Next Fiscal Year

	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
1. Amortization of Net Transition Obligation/(Asset)	$—	$—	$—	$283
2. Amortization of Prior Service Cost/(Credit)	632	684	(6,509)	—
3. Amortization of Net Losses/(Gains)	6,876	456	1,888	—

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.
Actuarial Assumptions

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate	6.50%	6.50%	6.50%	6.50%
2. Rate of Compensation Increase	3.00%	4.50%	N/A	N/A
3. Social Security Increase	N/A	N/A	N/A	N/A
4. Pension Increases for Participants In-Payment Status	N/A	N/A	N/A	N/A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate	6.50%	6.00%	6.50%	6.00%
2. Expected Long-term Return on Plan Assets	7.50%	7.50%	7.50%	7.50%
3. Rate of Compensation Increase	4.50%	4.50%	N/A	N/A
4. Social Security Increase	N/A	N/A	N/A	N/A
5. Pension Increases for Participants In-Payment Status	N/A	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year	N/A	N/A	8.00%	8.50%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate	N/A	N/A	2015	2015
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

     The weighted-average asset allocations of the plans are as follows:
Plan Assets

			Other Postretirement
	Pension Plan		Benefits
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
Allocation of Assets at year end
1. Equity Securities	70%	77%	100%	100%
2. Debt Securities	19%	20%	0%	0%
3. Real Estate	2%	3%	0%	0%
4. Other	9%	0%	0%	0%

5. Total	100%	100%	100%	100%

Target Allocation of Assets
1. Equity Securities	77%	80%	100%	100%
2. Debt Securities	20%	17%	0%	0%
3. Real Estate	3%	3%	0%	0%
4. Other	0%	0%	0%	0%

5. Total	100%	100%	100%	100%
Our pension plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:
•	Total return should exceed growth in the Consumer Price Index

•	Achieve competitive investment results

•	Provide consistent investment returns

•	Meet or exceed the actuarial return assumption
The primary focus in developing asset allocation ranges for the portfolio is the assessment of the portfolio’s investment objectives and the level of risk that is acceptable to obtain those objectives. To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities was, as of December 31, 2008:

	Minimum	Maximum
Fixed Income	0%	30%
Equity	70%	100%
Cash equivalents	0%	10%
Investment in international oriented funds is limited to a maximum of 20% of the equity range.
In 2009, we decided to substantially increase the allocation range for fixed income securities.
Our postretirement plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:
•	Total return should exceed growth in CPI

•	Achieve competitive investment results
The primary focus in developing asset allocation ranges for the account is the assessment of the account’s investment objectives and the level of risk that is acceptable to obtain those objectives. To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum
Fixed Income	0%	10%
Equity	90%	100%
Given the long term nature of this portfolio and the lack of any immediate need for cash flow, it is anticipated that the equity investments will consist of growth stocks and will typically be at the higher end of the allocation ranges above. Investment in international oriented funds is limited to a maximum of 18% of the portfolio.

The following tables show the actual and estimated future contributions and actual and estimated future benefit payments.
Company Contributions

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
Company Contributions for the Year Ending:
1. Current - 1	$10,530	$10,036	$4,383	$4,379
2. Current	33,230	10,530	—	4,383
3. Current + 1	10,000	9,262	—	3,000

Benefits Paid Directly by the Company

	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
Benefits Paid Directly by the Company for the Year Ending:
1. Current - 1	$230	$36	$1,478	$1,440
2. Current	230	230	1,761	1,479
3. Current + 1	284	262	1,817	2,114

Plan Participants’ Contributions

	12/31/2008	12/31/2007	12/31/2008	12/31/2007
		(In thousands of dollars)
Plan Participants’ Contributions for the Year Ending:
1. Current - 1	$—	$—	$495	$361
2. Current	—	—	539	495
3. Current + 1	—	—	436	533

Benefit Payments (Total)

	12/31/2008	12/31/2007	12/31/2008	12/31/2007
	(In thousands of dollars)
Actual Benefit Payments for the Year Ending:
1. Current - 1	$5,685	$2,869	$983	$1,440
2. Current	4,611	5,685	1,222	1,479
Expected Benefit Payments for the Year Ending:
3. Current + 1	6,169	4,761	1,380	1,581
4. Current + 2	7,256	5,530	1,608	1,851
5. Current + 3	8,444	6,603	1,920	2,167
6. Current + 4	9,655	7,567	2,140	2,548
7. Current + 5	10,895	8,892	2,224	2,890
8. Current + 6 - 10	75,028	66,628	14,354	20,177

The following other postretirement benefit payments, which reflect future service, are expected to be paid in the following fiscal years:

	Other Postretirement
	Benefits
	Gross	Medicare Part	Net
	Benefits	D Subsidy	Benefits
	(In thousands of dollars)
Fiscal Year
2009	1,380	—	1,380
2010	1,608	—	1,608
2011	1,920	—	1,920
2012	2,140	—	2,140
2013	2,224	—	2,224
Years 2014 - 2018	14,354	—	14,354
Health care sensitivities
For measurement purposes, an 8.5% health care trend rate was used for pre-65 benefits for 2008. In 2009, the rate is assumed to be 8.0%, decreasing to 5.0% by 2015 and remaining at this level beyond.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands of dollars)
Effect on total service and interest cost components	$1,920	$(1,500)
Effect on postretirement benefit obligation	2,608	(2,295)
We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a profit sharing contribution of up to 5% of each participant’s eligible compensation. We provide a matching 401(k) savings contribution on employees’ before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. We recognized profit sharing expense and 401(k) savings plan expense of $4.5 million, $2.7 million and $5.6 million in 2008, 2007 and 2006, respectively.

12. Income taxes
Net deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands of dollars)
Deferred tax assets	$396,024	$681,858
Deferred tax liabilities	(88,808)	(56,008)

Net deferred tax asset	$307,216	$625,850

We have deducted contingency reserves on our federal income tax returns in prior periods and purchased tax and loss bonds, which we account for as a payment of federal income tax. These reserves can be released into taxable income in future years. Since the tax effect on these reserves exceeds the gross deferred tax assets less deferred tax liabilities, we believe that all gross deferred tax assets at December 31, 2008 are fully realizable and no valuation reserve was established. In 2009, the remainder of these reserves will be released and will no longer be available to support any net deferred tax assets. This would likely have a material impact on our results from operations in future periods, as any credit for income taxes, relating to future operating losses, will be reduced or eliminated by the valuation allowance.
The components of the net deferred tax asset as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands of dollars)
Unearned premium reserves	$32,769	$25,951
Deferred policy acquisition costs	(3,763)	(3,775)
Loss reserves	69,875	54,399
Unrealized depreciation (appreciation) in investments	27,521	(35,547)
Alternative minimum tax credit carryforward	27,719	—
Mortgage investments	17,765	31,391
Benefit plans	8,606	(6,794)
Deferred compensation	18,605	21,858
Investments in joint ventures	(74,560)	114,522
Premium deficiency reserves	159,018	423,794
Loss due to “other than temporary” impairments	16,669	—
Other, net	6,992	51

Net deferred tax asset	$307,216	$625,850

The following summarizes the components of the (credit) provision for income tax:

	2008	2007	2006
	(In thousands of dollars)
Current	$(654,245)	$(369,507)	$133,998
Deferred	254,409	(465,580)	(6,784)
Other	5,507	1,110	2,883

(Credit) provision for income tax	$(394,329)	$(833,977)	$130,097

We (received) paid ($938.1) million, ($176.3) million and $227.3 million in federal income tax in 2008, 2007 and 2006, respectively. At December 31, 2008, 2007 and 2006, we owned $431.5 million, $1,319.6 million and $1,686.5 million, respectively, of tax and loss bonds.
The reconciliation of the federal statutory income tax (credit) rate to the effective income tax (credit) rate is as follows:

	2008	2007	2006
Federal statutory income tax (credit) rate	(35.0)%	(35.0)%	35.0%
Tax exempt municipal bond interest	(7.5)	(2.6)	(10.7)
Other, net	0.4	0.3	0.5

Effective income tax (credit) rate	(42.1)%	(37.3)%	24.8%

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
In February 2009, the Internal Revenue Service informed us that it plans to conduct an examination of our federal income tax returns for 2005 through 2007. We believe that income taxes related to these years have been properly provided for in the financial statements.
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

Unrecognized tax benefits
(in millions of dollars)
Balance at December 31, 2007	$86.1
Additions based on tax positions related to the current year	0.7
Additions for tax positions of prior years	1.1
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2008	$87.9

The total amount of unrecognized tax benefits that would affect our effective tax rate is $76.0 million and $74.8 million as of December 31, 2008 and 2007, respectively. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. During 2008, we recognized $1.1 million in interest. As of December 31, 2008 and 2007 we had $21.4 million and $20.3 million of accrued interest related to uncertain tax positions, respectively. The statute of limitations related to the consolidated federal income tax return is closed for all tax years prior to 2000.

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
13. Shareholders’ equity, dividend restrictions and statutory capital
In March 2008 we completed the public offering and sale of 42.9 million shares of our common stock at a price of $11.25 per share. We received net proceeds of approximately $460 million, after deducting underwriting discount and offering expenses. Of the 42.9 million shares of common stock sold, 7.1 million were newly issued shares and 35.8 million were common shares issued out of treasury. The cost of the treasury shares issued exceeded the proceeds from the sale by approximately $1.6 billion, which resulted in a deficiency. The deficiency was charged to paid-in capital related to previous treasury share transactions, and the remainder was charged to retained earnings.
A portion of the net proceeds of the offering along with the net proceeds of the debentures (See Note 7.) was used to increase the capital of MGIC, our principal insurance subsidiary, in order to enable us to expand the volume of our new insurance written and a portion is available for our general corporate purposes.
In June 2008 our shareholders approved an amendment to our Articles of Incorporation that increased the number of authorized shares of common stock from 300 million to 460 million. We have 28.9 million authorized shares reserved for conversion under our convertible debentures. (See Note 7.)
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
The credit facility, senior notes and convertible debentures, discussed in Notes 6 and 7, are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which historically has been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During 2008, MGIC paid three quarterly dividends of $15 million each to our holding company, which increased the cash resources of our holding company. As has been the case for the past several years, as a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. We do not anticipate seeking approval in 2009 for any additional dividends from MGIC that would increase our cash resources at the holding company. Our other insurance subsidiaries can pay $3.6 million of dividends to us without such regulatory approval.
Certain of our non-insurance subsidiaries also have requirements as to maintenance of net worth.
In 2008, 2007 and 2006, we paid dividends of $8.2 million, $63.8 million and $85.5 million, respectively, or $0.075 per share in 2008, $0.775 per share in 2007 and $1.00 per share in 2006. In the fourth quarter of 2008, we suspended the payment of dividends.
Accounting Principles
The accounting principles used in determining statutory financial amounts differ from GAAP, primarily for the following reasons:
Under statutory accounting practices, mortgage guaranty insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned. Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. Changes in contingency loss reserves impact the statutory statement of operations. Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact GAAP operations. A premium deficiency reserve that may be recorded on a GAAP basis when present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves, may not be recorded on a statutory basis if the present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses.
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
Under statutory accounting practices, changes in deferred tax assets and liabilities are recognized as a separate component of gains and losses in statutory surplus. Under GAAP, changes in deferred tax assets and liabilities are recorded on the statement of operations as a component of the (credit) provision for income tax.
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
The statutory net income, surplus and the contingency reserve liability of the insurance subsidiaries (excluding the non-insurance companies), as well as the surplus contributions made to MGIC and other insurance subsidiaries and dividends paid by MGIC to us, are as follows:

Year Ended	Net (loss)		Contingency
December 31,	Income	Surplus	Reserve (1)
	(In thousands of dollars)
2008	$(172,196)	$1,612,953	$2,087,265
2007	$467,928	$1,352,455	$3,465,428
2006	$398,059	$1,592,040	$4,851,083

(1)	Decreases in contingency reserves in 2007 and 2008 reflect early withdrawals for incurred losses that exceeded 35% of net premiums earned in a calendar year, in accordance with insurance regulations.

		Surplus contributions
	Surplus contributions	made to other insurance
Year Ended	made to MGIC	subsidiaries	Dividends paid by MGIC
December 31,	by the parent company	by the parent company	to the parent company
		(In thousands of dollars)
2008	$550,000	$175,000	$170,000
2007	—	35,000	320,000
2006	—	—	570,001
Statutory capital
The mortgage insurance industry is experiencing material losses, especially on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices in California, Florida and other distressed markets, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, there is significant uncertainty surrounding what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Our view of potential losses on these books has trended upward since the first quarter of 2008, including since the time at which we finalized our Quarterly Report on Form 10-Q for the third quarter of 2008.
The Office of the Commissioner of Insurance of Wisconsin is MGIC’s principal insurance regulator. To assess a mortgage guaranty insurer’s capital adequacy, Wisconsin’s insurance regulations require that a mortgage guaranty insurance company maintain “policyholders position” of not less than a minimum computed under a formula. Policyholders position is the insurer’s net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums, with credit given for authorized reinsurance. The minimum required by the formula (“MPP”) depends on the insurance in force and whether the loans insured are primary insurance or pool insurance and further depends on the LTV ratio of the individual loans and their coverage percentage (and in the case of pool insurance, the amount of any deductible). If a mortgage guaranty insurer does not meet MPP it cannot write new business until its policyholders position meets the minimum.
Some states that regulate us have provisions that limit the risk-to-capital ratio of a mortgage guaranty insurance company to 25:1. This ratio is computed on a statutory basis for our combined insurance operations and is our net risk in force divided by our policyholders’ position. Policyholders’ position consists primarily of statutory policyholders’ surplus, plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year. If an insurance company’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit.
In February 2009, we received clarification from the OCI regarding the methodology used in calculating the excess of our policyholders position over the MPP. The clarification effectively reduces the required MPP by our reserves established for delinquent loans, beginning with our December 31, 2008 calculations. It is also our understanding that certain states have clarified their calculation of risk-to-capital to reduce risk in force for established loss reserves. We have used this methodology beginning with our December 31, 2008 calculations.
At December 31, 2008, MGIC exceeded MPP by more than $1.5 billion, and we exceeded MPP by $1.6 billion on a combined basis. At December 31, 2008 MGIC’s risk-to-capital was 12.9:1 and was 14.7:1 on a combined basis.
In addition to the uncertainties that could result in increased losses, there are other items that could favorably impact our future losses. For example, our estimated loss reserves reflect loss mitigation from rescissions using only the rate at which we have rescinded claims during recent periods, as discussed in Note 8. In light of the number of claims investigations we are pursuing and our perception that books of insurance we wrote before 2008 contain a significant number of loans involving fraud, we expect our rescission rate during future periods to increase. The insured can dispute our right to rescind coverage, and whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. Also, our estimated loss reserves do not take account of the effect of potential benefits that might be realized from third party and governmental loan modification programs.
Because the factors that will affect our future losses are subject to significant uncertainty, there is significant uncertainty regarding the level of our future losses. However, if recent loss trends continue MGIC’s policyholders position would decline and its risk-to-capital would increase beyond the levels necessary to meet regulatory requirements. Depending on the level of future losses, this could occur before the end of 2009.
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
We are considering options to obtain capital to write new business, which could occur through the sale of equity or debt securities, from reinsurance and/or through the use of claims paying resources that should not be needed to cover obligations on our existing insurance in force. While we have not pursued raising capital from private sources, we initiated discussions with the US Treasury late in October 2008 to seek a capital investment and/or reinsurance under the Troubled Assets Relief Program (“TARP”). We understand there is intense competition for TARP and other government assistance. We cannot predict whether we will be successful in obtaining capital from any source but any sale of additional securities could dilute substantially the interest of existing shareholders and other forms of capital relief could also result in additional costs.
Our senior management believes that one of the capital generating options referred to above will be feasible or that the uncertainties described above will develop in a manner such that we will be able to continue to write new business through the end of 2009. We can, however, give no assurance in this regard, and higher losses, adverse changes in our relationship with the GSEs, or reduced benefits from loss mitigation, among other factors, could result in senior management’s belief not being realized.

Share-based compensation plans
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to five years.
The compensation cost that has been charged against income for the share-based plans was $17.4 million, $19.3 million and $33.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The related income tax benefit recognized for the share-based compensation plans was $6.1 million, $6.8 million and $11.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
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

     A summary of option activity in the stock incentive plans during 2008 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option
Outstanding, December 31, 2007	$56.26	2,587,880

Granted	—	—
Exercised	—	—
Forfeited or expired	64.26	(73,730)

Outstanding, December 31, 2008	$56.03	2,514,150

There were no options granted in 2008, 2007 or 2006. For the years ended December 31, 2007 and 2006, the total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $0.7 million and $13.1 million, respectively. The total amount of value received from exercise of options was $2.9 million and $24.5 million, and the related net tax benefit realized from the exercise of those stock options was $0.3 million and $4.6 million for the years ended December 31, 2007 and 2006, respectively. There were no options exercised in 2008.

     The following is a summary of stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
Exercise		Remaining	Average		Remaining	Average
Price		Average	Exercise		Average	Exercise
Range	Shares	Life (years)	Price	Shares	Life (years)	Price
$35.75 - 47.31	1,062,100	1.9	$44.80	747,370	2.3	$44.55

$53.70 - 68.20	1,452,050	3.5	$64.24	1,341,400	3.4	$63.92

Total	2,514,150	2.8	$56.03	2,088,770	3.0	$56.99

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 was zero. The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $3.48 as of December 31, 2008 which would have been received by the option holders had all option holders exercised their options on that date. Because our closing stock price at December 31, 2008 was below all exercise prices, none of the outstanding options had any intrinsic value.
A summary of restricted stock or restricted stock units during 2008 is as follows:

	Weighted
	Average
	Grant Date
	Fair Market
	Value	Shares
Restricted stock outstanding at December 31, 2007	$62.74	1,415,970

Granted	15.38	1,258,315
Vested	63.40	(204,102)
Forfeited	51.69	(99,253)

Restricted stock outstanding at December 31, 2008	$37.89	2,370,930

At December 31, 2008, the 2.4 million shares of restricted stock outstanding consisted of 1.4 million shares that are subject to performance conditions (“performance shares”) and 1.0 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2007 and 2006 was $62.17 and $64.67, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant. At December 31, 2008,

3,004,229 shares were available for future grant under the 2002 stock incentive plan. Of the shares available for future grant, 2,905,609 are available for restricted stock awards. The total fair value of restricted stock vested during 2008, 2007 and 2006 was $3.3 million, $20.7 million and $17.4 million, respectively.
As of December 31, 2008, there was $49.0 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the Plan. Of this total, $33.8 million of unrecognized compensation costs relate to performance shares and $15.2 million relates to time vested shares. The unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.4 years.
Under terms of our Shareholder Rights Agreement each outstanding share of our Common Stock is accompanied by one Right. The “Distribution Date” occurs ten days after an announcement that a person has become the beneficial owner (as defined in the Agreement) of the Designated Percentage of our Common Stock (the date on which such an acquisition occurs is the “Shares Acquisition Date” and a person who makes such an acquisition is an “Acquiring Person”), or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in ownership by a person of 15 percent or more of the Common Stock. The Designated Percentage is 15% or more, except that for certain investment advisers and investment companies advised by such advisers, the Designated Percentage is 20% or more if certain conditions are met. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-half of one share of our Common Stock at a Purchase Price of $225 per full share (equivalent to $112.50 for each one-half share), subject to adjustment. If there is an Acquiring Person, then each Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of our shares of Common Stock (or if after the Shares Acquisition Date, we are acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on July 22, 2009, subject to extension. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.
14. Leases
We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next six years. Generally, rental payments are fixed.
Total rental expense under operating leases was $8.1 million, $7.7 million and $6.9 million in 2008, 2007 and 2006, respectively.
At December 31, 2008, minimum future operating lease payments are as follows (in thousands of dollars):

2009	$6,054
2010	4,830
2011	2,277
2012	1,448
2013 and thereafter	1,054

Total	$15,663

15. Litigation and contingencies
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
In 2008, complaints in five separate purported stockholder class action lawsuits were filed against us, several of our officers and an officer of C-BASS. The allegations in the complaints are generally that through these individuals we violated the federal securities laws by failing to disclose or misrepresenting C-BASS’s liquidity, the impairment of our investment in C-BASS, the inadequacy of our loss reserves and that we were not adequately capitalized. The collective time period covered by these lawsuits begins on October 12, 2006 and ends on February 12, 2008. The complaints seek damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaints. We believe, among other things, that the allegations in the complaints are not sufficient to prevent their dismissal and intend to defend against them vigorously. However, we are unable to predict the outcome of these cases or estimate our associated expenses or possible losses.
Other lawsuits alleging violations of the securities laws could be brought against us. In December 2008, a holder of a class of certificates in a publicly offered securitization for which C-BASS was the sponsor brought a purported class action under the federal securities laws against C-BASS; the issuer of such securitization, which was an affiliate of a major Wall Street underwriter; and the underwriters alleging material misstatements in the offering documents. The complaint describes C-BASS as a venture of MGIC, Radian Group and the management of C-BASS and refers to Doe defendants who are unknown to the plaintiff but who the complaint says are legally responsible for the events described in the complaint.
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
Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the years ended December 31, 2008, 2007 and 2006.
See Note 12 for a description of federal income tax contingencies.

16. Unaudited quarterly financial data

	Quarter				2008
2008	First	Second	Third	Fourth	Year
	(In thousands of dollars, except per share data)
Net premiums written	$368,454	$371,797	$365,042	$360,754	$1,466,047
Net premiums earned	345,488	350,292	342,312	355,088	1,393,180
Investment income, net of expenses	72,482	76,982	78,612	80,441	308,517
Losses incurred, net (a)	691,648	688,143	788,272	903,438	3,071,501
Change in premium deficiency reserves	(263,781)	(158,898)	(204,240)	(129,586)	(756,505)
Underwriting and other expenses	76,986	68,236	62,424	63,668	271,314
Net loss	(34,394)	(97,899)	(113,274)	(273,347)	(518,914)
Loss per share (a):
Basic	(0.41)	(0.79)	(0.91)	(2.21)	(4.55)
Diluted	(0.41)	(0.79)	(0.91)	(2.21)	(4.55)

(a) Our view of potential losses on the 2006 and 2007 books of business has trended upward since the first quarter of 2008.

	Quarter				2007
2007	First	Second	Third(b)	Fourth(c)(d)	Year
	(In thousands of dollars, except per share data)
Net premiums written	$304,034	$320,988	$340,244	$380,528	$1,345,794
Net premiums earned	299,021	306,451	320,966	335,952	1,262,390
Investment income, net of expenses	62,970	61,927	64,777	70,154	259,828
Losses incurred, net	181,758	235,226	602,274	1,346,165	2,365,423
Change in premium deficiency reserves	—	—	—	1,210,841	1,210,841
Underwriting and other expenses	75,072	75,330	86,325	72,883	309,610
Net income (loss)	92,363	76,715	(372,469)	(1,466,627)	(1,670,018)
Earnings (loss) per share (a):
Basic	1.13	0.94	(4.61)	(18.17)	(20.54)
Diluted	1.12	0.93	(4.61)	(18.17)	(20.54)

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

(b)	The third quarter results included a net-of-tax impairment charge of $303 million related to our investment in C-BASS. (See Note 10.)

(c)	The fourth quarter results included the establishment of premium deficiency reserves related to our Wall Street bulk business. (See Notes 1 and 8.)

(d)	The fourth quarter results reflect the significant deterioration in the performance of loans insured experienced during that quarter, as reported under losses incurred.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
MGIC Investment Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
February 27, 2009

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
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
     The effectiveness of our internal control over financial reporting, as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control during the Fourth Quarter
     There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
     This information (other than on the executive officers) will be included in our Proxy Statement for the 2009 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.
     We intend to disclose on our website any waivers and amendments to our Code of Business Conduct that are required to be disclosed under Item 5.05 of Form 8-K.
Item 11. Executive Compensation.
     This information will be included in our Proxy Statement for the 2009 Annual Meeting of Shareholders and, other than information covered by Instruction (9) to Item 402 (a) of Regulation S-K of the Securities and Exchange Commission, is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2009 Annual Meeting of Shareholders, and is hereby incorporated by reference.
     The table below sets forth certain information, as of December 31, 2008, about options outstanding under our 1991 Stock Incentive Plan (the “1991 Plan”) and our 2002 Stock Incentive Plan (the “2002 Plan”). Other than under these plans, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units issued under the Deferred Compensation Plan for Non-Employee Directors, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)	(b)	(c)
Weighted
		Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining Available
	to be Issued Upon	Outstanding	Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	2,514,150	$56.03	3,004,229*
Equity compensation plans not approved by security holders		- 0 -	- 0 -
Total	2,514,150	$56.03	3,004,229*

*	All of these shares are available under the 2002 Plan. The 2002 Plan provides that the number of shares available is increased by the number of shares that must be purchased at a purchase price of not less than fair market value as a condition to the award of restricted stock. The 2002 Plan limits the number of shares awarded as restricted stock or deliverable under restricted stock units to 5,900,000 shares, of which 2,905,609 shares remained available at December 31, 2008.
Item 13. Certain Relationships and Related Transactions.
     To the extent applicable, this information will be included in our Proxy Statement for the 2009 Annual Meeting of Shareholders, and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services.
     This information will be included in our Proxy Statement for the 2009 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)
1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:
Consolidated statements of operations for each of the three years in the period ended December 31, 2008
Consolidated balance sheets at December 31, 2008 and 2007
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2008
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2008
Notes to consolidated financial statements
Report of independent registered public accounting firm
2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:
Report of independent registered public accounting firm on financial statement schedules
Schedules at and for the specified years in the three-year period ended December 31, 2008:
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2009.
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

/s/ Kenneth M. Jastrow Kenneth M. Jastrow, II, Director

/s/ Daniel P. Kearney Daniel P. Kearney, Director

/s/ Michael E. Lehman Michael E. Lehman, Director

/s/ William A. McIntosh William A. McIntosh, Director

/s/ Leslie M. Muma Leslie M. Muma, Director

/s/ Donald T. Nicolaisen Donald T. Nicolaisen, Director

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2008

			Amount at
	Amortized	Fair	which shown in
Type of Investment	Cost	Value	the balance sheet
	(In thousands of dollars)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$168,917	$189,809	$189,809
States, municipalities and political subdivisions	6,401,903	6,305,940	6,305,940
Foreign governments	83,448	89,651	89,651
Public utilities	—	—	—
All other corporate bonds	466,422	457,503	457,503

Total fixed maturities	7,120,690	7,042,903	7,042,903
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	2,778	2,633	2,633

Total equity securities	2,778	2,633	2,633

Total investments	$7,123,468	$7,045,536	$7,045,536

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2008 and 2007

	2008	2007
	(In thousands of dollars)
ASSETS
Fixed maturities (amortized cost, 2008-$1,032; 2007-$262,445)	$1,032	$262,871
Cash and cash equivalents	393,851	26,266
Investment in subsidiaries, at equity in net assets	3,038,012	3,085,810
Accounts receivable — affiliates	1,303	1,799
Income taxes receivable — affiliates	9,082	10,845
Accrued investment income	403	963
Other assets	13,676	12,237

Total assets	$3,457,359	$3,400,791

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Short and long-term debt	$698,446	$798,211
Convertible debentures	375,593	—
Other liabilities	16,120	8,237

Total liabilities	1,090,159	806,448

Shareholders’ equity
Common stock, $1 par value, shares authorized 460,000,000; shares issued 2008 - 130,118,744; 2007 - 123,067,426; outstanding 2008 - 125,068,350 ; 2007 - 81,793,185	130,119	123,067
Paid-in capital	367,067	316,649
Treasury stock (shares at cost, 2008 - 5,050,394; 2007 - 41,274,241)	(276,873)	(2,266,364)
Accumulated other comprehensive income, net of tax	(106,789)	70,675
Retained earnings	2,253,676	4,350,316

Total shareholders’ equity	2,367,200	2,594,343

Total liabilities and shareholders’ equity	$3,457,359	$3,400,791

See accompanying supplementary notes to Parent Company condensed financial statements

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands of dollars)
Revenues:
Equity in undistributed net (loss) income of subsidiaries	$(617,813)	$(1,967,700)	$18,850
Dividends received from subsidiaries	170,000	320,000	570,001
Investment income, net of expenses	10,136	7,596	2,521
Realized investment gains, net	113	—	—
Other income	1,740	—	—

Total (losses) revenues	(435,824)	(1,640,104)	591,372

Expenses:
Operating expenses	515	300	268
Interest expense	71,164	41,986	39,348

Total expenses	71,679	42,286	39,616

(Loss) income before tax	(507,503)	(1,682,390)	551,756

Provision (credit) for income tax	11,411	(12,372)	(12,983)

Net (loss) income	(518,914)	(1,670,018)	564,739

Other comprehensive (loss) income, net	(177,464)	4,886	(11,710)

Comprehensive (loss) income	$(696,378)	$(1,665,132)	$553,029

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands of dollars)
Cash flows from operating activities:
Net (loss) income	$(518,914)	$(1,670,018)	$564,739
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed net loss (income) of subsidiaries	617,813	1,967,700	(18,850)
Decrease (increase) in accounts receivable — affiliates	496	59	(907)
Decrease (increase) in income taxes receivable	1,763	(4,504)	994
Decrease (increase) in accrued investment income	560	(450)	(493)
(Increase) decrease in other assets	(1,439)	620	(562)
Increase (decrease) in other liabilities	7,883	(1,138)	299
Other	14,612	17,779	31,368

Net cash provided by operating activities	122,774	310,048	576,588

Cash flows from investing activities:
Transactions with subsidiaries	(745,784)	(87,500)	(27,500)
Purchase of fixed maturities	(37,200)	(274,177)	(25,000)
Sale of fixed maturities	299,038	38,703	196

Net cash used in investing activities	(483,946)	(322,974)	(52,304)

Cash flows from financing activities:
Dividends paid to shareholders	(8,159)	(63,819)	(85,495)
Proceeds from note payable	—	300,000	—
Proceeds from issuance of long-term debt	—	—	199,958
Repayment of long-term debt	(100,000)	(200,000)	—
Repayment of short-term debt	—	(87,110)	(110,908)
Net proceeds from convertible debentures	377,199	—	—
Proceeds from reissuance of treasury stock	383,959	1,484	1,677
Payments for repurchase of common stock	—	(75,659)	(385,629)
Common stock shares issued	75,758	2,098	18,100

Net cash provided by (used in) financing activities	728,757	(123,006)	(362,297)

Net increase (decrease) in cash and cash equivalents	367,585	(135,932)	161,987
Cash and cash equivalents at beginning of year	26,266	162,198	211

Cash and cash equivalents at end of year	$393,851	$26,266	$162,198

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
Note B
     Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that our insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. As a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. Our other insurance subsidiaries can pay $3.6 million of dividends without such regulatory approval.
     In 2008, 2007 and 2006, we paid dividends of $8.2 million, $63.8 million and $85.5 million, respectively, or $0.075 per share in 2008, $0.775 per share in 2007 and $1.00 per share in 2006. In the fourth quarter of 2008, we suspended the payment of dividends.

MGIC INVESTMENT CORPORATION
SCHEDULE IV — REINSURANCE
MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2008, 2007 and 2006

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
	(In thousands of dollars)
2008	$1,601,610	$212,018	$3,588	$1,393,180	0.3%

2007	$1,430,964	$171,794	$3,220	$1,262,390	0.3%

2006	$1,327,270	$141,910	$2,049	$1,187,409	0.2%

INDEX TO EXHIBITS
[Item 15(a)3]

Exhibit
Number	Description of Exhibit

2.1	Securities Purchase Agreement, dated as of September 14, 2007, by and among, Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc. and Sherman Capital LLC(1)

2.2	Securities Repurchase Agreement, between Sherman Financial Group LLC and Mortgage Guaranty Insurance Corporation, dated as of August 13, 2008.(2)

2.3	Credit Agreement, between Sherman Financial Group LLC and Mortgage Guaranty Insurance Corporation, dated as of August 13, 2008.(3)

3.1	Articles of Incorporation, as amended.(4)

3.2	Amended and Restated Bylaws(5)

4.1	Article 6 of the Articles of Incorporation (included within Exhibit 3.1)

4.2	Amended and Restated Bylaws (included as Exhibit 3.2)

4.3	Rights Agreement, dated as of July 22, 1999, between MGIC Investment Corporation and Firstar Bank Milwaukee, N.A., which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common shares(6)

4.3.1	First Amendment to Rights Agreement, dated as of October 28, 2002, between MGIC Investment Corporation and U.S. Bank National Association(7)

4.3.2	Second Amendment to Rights Agreement, dated as of October 28, 2002, between MGIC Investment Corporation and Wells Fargo Bank Minnesota, National Association (as successor Rights Agent to U.S. Bank National Association)(8)

4.3.3	Third Amendment to Rights Agreement, dated as of May 14, 2004, between MGIC Investment Corporation and Wells Fargo Bank Minnesota, National Association(9)

4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee(10)

4.5	Five-Year Credit Agreement, dated as of March 31, 2005, between MGIC Investment Corporation and the lenders named therein(11)

4.5.1	Amendment No. 1 to Five-Year Credit Agreement, dated as of March 14, 2008, between MGIC Investment Corporation and the lenders named therein.(12)

4.5.2	Amendment No. 2 to Five-Year Credit Agreement, dated as of June 23, 2008, between MGIC Investment Corporation and the lenders named therein.(13)

Exhibit
Number	Description of Exhibit

4.6	Indenture, dated as of March 28, 2008 between U.S. Bank National Association, as trustee, and MGIC Investment Corporation.(14)

[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 602(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan(15)

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan(16)

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan(17)

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan(18)

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(19)

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(20)

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(21)

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(22)

10.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)(23)

10.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement(24)

10.2.8	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008).(25)

10.2.9	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008).(26)

10.2.10	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008).(27)

10.2.11	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008).(28)

10.2.12	Amendment to Restricted Stock and Restricted Stock Unit Agreement, dated as of December 8, 2008, between MGIC Investment Corporation and Curt S. Culver

10.2.13	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and Certain of its Officers

10.2.14	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and its Directors

10.2.15	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009).

10.2.16	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009).

Exhibit
Number	Description of Exhibit

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan(29)

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended(30)

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.(31)

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan(32)

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan(33)

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan(34)

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan(35)

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan(36)

10.6	Executive Bonus Plan

10.7	Supplemental Executive Retirement Plan(37)

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors (As Amended in February 2009)

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors(38)

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors(39)

10.11.1	Form of Key Executive Employment and Severance Agreement

10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement

10.12	Form of Agreement Not to Compete(40)

10.13	Amended and Restated Call Option Agreement, dated as of September 13, 2006, by and among the Company, Radian Guaranty, Inc., and Sherman Capital, L.L.C.(41)

11	Statement re: computation of per share earnings

21	Direct and Indirect Subsidiaries and Joint Venture

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Exhibit

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”).

99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.

99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.
     The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: our Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997, 1999, 2001, 2002, 2003, 2004, 2005 or 2006 (the “1993 10-K,” “1994 10-K,” “1997 10-K,” “1999 10-K,” “2001 10-K,” “2002 10-K,” “2004 10-K,” “2005 10-K,” and “2006 10-K” respectively); our Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 10-K/A”); our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2005 or 2008, June 30, 1994, 1998, 2007 or 2008 or September 30, 2004 (the “March 31, 2005 10-Q,” “March 31, 2008 10-Q,” “June 30, 1994 10-Q,” “June 30, 1998 10-Q,” “June 30, 2007 10-Q,” “June 30, 2008 10-Q,” and “September 30, 2004 10-Q,” respectively); our registration Statement Form 8-A filed July 27, 1999 (the “8-A”), as amended by Amendment No. 1 filed October 29, 2002 (the “8-A/A-No. 1”) and by Amendment No. 2 filed May 14, 2004 (the “8-A/A-No. 2”); our Current Reports on Form 8-K dated October 17, 2000 (the “October 2000 8-K”), February 1, 2005 (the “February 2005 8-K), January 31, 2006 (the “January 2006 8-K”), September 15, 2006 (the “September 2006 8-K”) December 18, 2006 (the “December 2006 8-K”), September 20, 2007 (the “September 2007 8-K”), June 23, 2008 (the “June 2008 8-K”), August 13, 2008 (the “August 2008 8-K”); or to our Proxy Statement for our 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed.

(1)	Exhibit 2.1 to the September 2007 8-K.

(2)	Exhibit 2.1 to the August 2008 8-K.

(3)	Exhibit 2.2 to the August 2008 8-K.

(4)	Exhibit 3.1 to the June 30, 2008 10-Q.

(5)	Exhibit 3 to the December 2006 8-K.

(6)	Exhibit 4.1 to the 8-A.

(7)	Exhibit 4.2 to the 8-A/A-No. 1.

(8)	Exhibit 4.3 to the 8-A/A-No. 1.

(9)	Exhibit 4.4 to the 8-A/A-No. 2.

(10)	Exhibit 4.1 to the October 2000 8-K.

(11)	Exhibit 4.2 to the March 31, 2005 10-Q.

(12)	Exhibit 4.5.1 to the 2008 10-K/A.

(13)	Exhibit 4.5.2 to the June 2008 8-K.

(14)	Exhibit 4.6 to the March 31, 2008 10-Q.

(15)	Exhibit 10.1 to the 2002 10-K.

(16)	Exhibit 10.1.1 to the 2002 10-K.

(17)	Exhibit 10.2 to the 2002 10-K.

(18)	Exhibit 10.2.1 to the 2002 10-K.

(19)	Exhibit 10.2.1 to the 2005 10-K.

(20)	Exhibit 10.2.2 to the 2005 10-K.

(21)	Exhibit 10.2.4 to the 2006 10-K.

(22)	Exhibit 10.2.5 to the 2006 10-K.

(23)	Exhibit 10.2.4 to the 2004 10-K

(24)	Exhibit 10.2.5 to the 2004 10-K.

(25)	Exhibit 10.2.8 to the March 31, 2008 10-Q.

(26)	Exhibit 10.2.9 to the March 31, 2008 10-Q.

(27)	Exhibit 10.2.10 to the March 31, 2008 10-Q.

(28)	Exhibit 10.2.11 to the March 31, 2008 10-Q.

(29)	Exhibit 10.7 to the 1999 10-K.

(30)	Exhibit B to the 2005 Proxy Statement.

(31)	Exhibit 10.9 to the 1999 10-K.

(32)	Exhibit 10.4.1 to the 2001 10-K.

(33)	Exhibit 10.4.2 to the 2001 10-K.

(34)	Exhibit 10.10 to the 1999 10-K.

(35)	Exhibit 10.5.1 to the 2001 10-K.

(36)	Exhibit 10.5.2 to the 2001 10-K.

(37)	Exhibit 10.7 to the June 30, 2007 10-Q.

(38)	Exhibit 10.24 to the 1993 10-K.

(39)	Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

(40)	Exhibit 10.3 to the February 2005 8-K.

(41)	Exhibit 1.2 to the September 2006 8-K.
Supplementary List of the Exhibits which relate to management contracts or compensatory plans or arrangements:
10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)

10.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement

10.2.8	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008)

10.2.9	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008)

10.2.10	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008)

10.2.11	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008)

10.2.12	Amendment to Restricted Stock and Restricted Stock Unit Agreement, dated as of December 8, 2008, between MGIC Investment Corporation and Curt S. Culver

10.2.13	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and Certain of its Officers

10.2.14	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and its Directors

10.2.15	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009)

10.2.16	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009)

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan

10.6	Executive Bonus Plan

10.7	Supplemental Executive Retirement Plan

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.11.1	Form of Key Executive Employment and Severance Agreement

10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement

10.12	Form of Agreement Not to Compete