Form 10-Q
period 2009-03-31
MGIC INVESTMENT CORP
filed 2009-05-11
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2009

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
YES ☑            NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	04/30/09	125,093,963

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2009 (Unaudited) and December 31, 2008

		As adjusted
		(note 1)
	March 31,	December 31,
	2009	2008
	(In thousands of dollars)
ASSETS
Investment portfolio (note 7):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2009-$7,381,815; 2008-$7,120,690)	$7,422,731	$7,042,903
Equity securities (cost, 2009-$2,802; 2008-$2,778)	2,707	2,633

Total investment portfolio	7,425,438	7,045,536

Cash and cash equivalents	1,212,697	1,097,334
Accrued investment income	94,394	90,856
Reinsurance recoverable on loss reserves	303,550	232,988
Prepaid reinsurance premiums	4,152	4,416
Premiums receivable	96,918	97,601
Home office and equipment, net	31,065	32,255
Deferred insurance policy acquisition costs	10,741	11,504
Income taxes recoverable	—	370,473
Other assets	153,729	163,771

Total assets	$9,332,684	$9,146,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves	$5,248,173	$4,775,552
Premium deficiency reserves (note 11)	289,535	454,336
Unearned premiums	327,212	336,098
Short- and long-term debt (note 2)	667,180	698,446
Convertible debentures (note 3)	277,034	272,465
Income taxes payable	20,450	—
Other liabilities	178,426	175,604

Total liabilities	7,008,010	6,712,501

Contingencies (note 5)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 460,000,000; shares issued, 03/31/2009 - 130,118,744 12/31/08 - 130,118,744; shares outstanding, 03/31/09 - 125,085,652 12/31/08 - 125,068,350	130,119	130,119
Paid-in capital	431,268	440,542
Treasury stock (shares at cost, 03/31/09 - 5,033,092 12/31/08 - 5,050,394)	(268,518)	(276,873)
Accumulated other comprehensive loss, net of tax	(30,328)	(106,789)
Retained earnings	2,062,133	2,247,234

Total shareholders’ equity	2,324,674	2,434,233

Total liabilities and shareholders’ equity	$9,332,684	$9,146,734

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
		As adjusted
		(note 1)
	2009	2008
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$377,954	$420,546
Assumed	1,463	2,763
Ceded	(31,904)	(54,855)

Net premiums written	347,513	368,454
Decrease (increase) in unearned premiums, net	8,317	(22,966)

Net premiums earned	355,830	345,488
Investment income, net of expenses	77,173	72,482
Realized investment losses, net	(17,261)	(1,194)
Other revenue	19,442	7,099

Total revenues	435,184	423,875

Losses and expenses:
Losses incurred, net	757,893	691,648
Change in premium deficiency reserves (note 11)	(164,801)	(263,781)
Underwriting and other expenses, net	62,549	76,986
Reinsurance fee (note 4)	26,407	—
Interest expense	23,926	11,073

Total losses and expenses	705,974	515,926

Loss before tax and joint ventures	(270,790)	(92,051)
Credit for income tax (note 10)	(86,230)	(47,577)
Income from joint ventures, net of tax	—	9,977

Net loss	$(184,560)	$(34,497)

Loss per share (note 6):
Basic	$(1.49)	$(0.41)

Diluted	$(1.49)	$(0.41)

Weighted average common shares outstanding — diluted (shares in thousands, note 6)	123,999	84,127

Dividends per share	$—	$0.025

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Year Ended December 31, 2008 and Three Months Ended March 31, 2009 (unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (loss)	earnings	(loss) income
			(In thousands of dollars)
Balance, December 31, 2007	$123,067	$316,649	$(2,266,364)	$70,675	$4,350,316

Net loss	—	—	—	—	(525,356)	$(525,356)
Change in unrealized investment gains and losses, net	—	—	—	(116,939)	—	(116,939)
Dividends declared	—	—	—	—	(8,159)
Common stock shares issued	7,052	68,706	—	—	—
Reissuance of treasury stock	—	(41,686)	1,989,491	—	(1,569,567)
Equity compensation	—	20,562	—	—	—
Defined benefit plan adjustments, net	—	—	—	(44,649)	—	(44,649)
Unrealized foreign currency translation adjustment	—	—	—	(16,354)	—	(16,354)
Convertible debentures issued (note 3)	—	77,300	—	—	—
Other	—	(989)	—	478	—	478

Comprehensive loss	—	—	—	—	—	$(702,820)

Balance, December 31, 2008, as adjusted (note 1)	$130,119	$440,542	$(276,873)	$(106,789)	$2,247,234

Net loss	—	—	—	—	(184,560)	$(184,560)
Change in unrealized investment gains and losses, net	—	—	—	77,234	—	77,234
Reissuance of treasury stock, net	—	(12,631)	8,355	—	(541)
Equity compensation	—	3,357	—	—	—
Unrealized foreign currency translation adjustment	—	—	—	(773)	—	(773)

Comprehensive loss	—	—	—	—	—	$(108,099)

Balance, March 31, 2009	$130,119	$431,268	$(268,518)	$(30,328)	$2,062,133

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
	March 31,
		As adjusted
		(note 1)
	2009	2008
	(In thousands of dollars)
Cash flows from operating activities:
Net loss	$(184,560)	$(34,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	2,073	2,260
Increase in deferred insurance policy acquisition costs	(1,310)	(2,070)
Depreciation and amortization	17,350	4,778
Increase in accrued investment income	(3,538)	(7,619)
Increase in reinsurance recoverable on loss reserves	(70,562)	(53,991)
Decrease in prepaid reinsurance premiums	264	117
Decrease in premium receivable	683	4,557
Decrease in real estate acquired	13,557	34,500
Increase in loss reserves	472,621	374,852
Decrease in premium deficiency reserve	(164,801)	(263,781)
(Decrease) increase in unearned premiums	(8,886)	23,834
Decrease in income taxes recoverable	390,923	211,062
Equity earnings in joint ventures	—	(12,785)
Distributions from joint ventures	—	297
Realized losses	17,261	1,194
Other	(51,411)	(21,832)

Net cash provided by operating activities	429,664	260,876

Cash flows from investing activities:
Purchase of fixed maturities	(1,142,507)	(887,898)
Purchase of equity securities	(24)	(22)
Additional investment in joint ventures	—	(208)
Proceeds from sale of fixed maturities	738,040	394,889
Proceeds from maturity of fixed maturities	114,125	159,602
Other	(4,513)	58,422

Net cash used in investing activities	(294,879)	(275,215)

Cash flows from financing activities:
Dividends paid to shareholders	—	(2,048)
Repayment of long-term debt	(19,422)	—
Net proceeds from convertible debentures	—	353,770
Reissuance of treasury stock	—	385,169
Common stock issued	—	75,758

Net cash (used in) provided by financing activities	(19,422)	812,649

Net increase in cash and cash equivalents	115,363	798,310
Cash and cash equivalents at beginning of period	1,097,334	288,933

Cash and cash equivalents at end of period	$1,212,697	$1,087,243

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 1 — Basis of presentation and summary of certain significant accounting policies
The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K.
In the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly present our financial position and results of operations for the periods indicated. The results of operations for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.
New Accounting Standards
Effective January 1, 2009 we have adopted FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. This FSP requires retrospective application. As such, amounts relating to 2008 have been retrospectively adjusted to reflect our adoption of this standard.
The following tables show the impact of our adoption of this FSP on our 2008 financial results:

CONSOLIDATED BALANCE SHEETS

		As originally
	As adjusted	reported
	December 31,	December 31,
	2008	2008
	(Unaudited)	(audited)
	(in thousand of dollars)
Income taxes recoverable	$370,473	$406,568
Convertible debentures	272,465	375,593
Shareholders’ equity	2,434,233	2,367,200
CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31,
		As originally
	As adjusted	reported
	2008	2008
	(Unaudited)
	(in thousands of dollars, except per share data)
Interest expense	$11,073	$10,914
Credit for income tax	(47,577)	(47,521)
Net loss	(34,497)	(34,394)
Diluted loss per share	(0.41)	(0.41)
In addition the adoption will result in a net-of-tax increase to interest expense of $10.6 million for 2009, $13.3 million for 2010, $16.6 million for 2011, $20.6 million for 2012 and $5.9 million for 2013. These increases, and those shown in the tables above, result from our Convertible Junior Subordinated Debentures issued in 2008 and discussed in Note 3.
Effective January 1, 2009 we have adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, interim periods within those years, and on a retrospective basis for all historical periods presented. The adoption of this FSP did not have an impact on our calculations of basic and diluted earnings per share due to our current net loss position.
In April 2009 the Financial Accounting Standards Board (FASB) issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009. We have elected not to early adopt these FSPs. We are currently evaluating the provisions of these FSPs and the impact on our financial statements and disclosures.
In December 2008, the FASB issued FSP 132R-1 which amends FASB Statement No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. We are currently evaluating the provisions of this statement and the impact, if any, this statement will have on our disclosures.
Reclassifications
Certain reclassifications have been made in the accompanying financial statements to 2008 amounts to conform to 2009 presentation.
Note 2 — Short- and long-term debt
We have a $300 million bank revolving credit facility, expiring in March 2010 that was amended most recently in June 2008. At March 31, 2009 and December 31, 2008, $200 million was outstanding under this facility and the remainder of the facility remains available for borrowing pursuant to the terms of our credit agreement.
The credit facility requires us to maintain Consolidated Net Worth of no less than $2.00 billion at all times. However, if as of June 30, 2009, Consolidated Net Worth equals or exceeds $2.75 billion, then the minimum Consolidated Net Worth under the facility will be increased to $2.25 billion at all times from and after June 30, 2009. Consolidated Net Worth is generally defined in our credit agreement as the sum of our consolidated shareholders’ equity plus the aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063, currently approximately $390 million. The credit facility also requires Mortgage Guaranty Insurance Corporation (“MGIC”), our principal insurance subsidiary, to maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulations (“MPP”). At March 31, 2009, these requirements were met. Our Consolidated Net Worth at March 31, 2009 was approximately $2.7 billion. At March 31, 2009 MGIC’s risk-to-capital was 14.2:1 and MGIC exceeded MPP by approximately $1.2 billion.

In March 2009, we repurchased approximately $31.3 million in par value of our 5.625% Senior Notes due in September 2011. We recognized a gain on the repurchases of approximately $11.9 million, which is included in other revenue on the Consolidated Statement of Operations for the three months ended March 31, 2009. At March 31, 2009 we had approximately $169 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015 outstanding. At December 31, 2008 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015 outstanding. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholder’s equity of at least 15% of our consolidated shareholders equity.
The credit facility is filed as an exhibit to our March 31, 2005 Quarterly Report on Form 10-Q and the Indenture governing the Senior Notes is filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2000. Amendments to our credit facility were filed as exhibits to our December 31, 2007 10-K/A and to our Current Report on Form 8-K filed on June 25, 2008. At March 31, 2009 and December 31, 2008, the fair value of the amount outstanding under the credit facility and Senior Notes was $458.9 million and $538.3 million, respectively. The fair value of our credit facility was approximated at par and the fair value of our Senior Notes was determined using publicly available trade information.
Interest payments on all long-term and short-term debt, excluding the convertible debentures, were $8.7 million and $10.2 million for the three months ended March 31, 2009 and 2008, respectively.
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
Note 3 — Convertible debentures and related derivatives
In March and April 2008 we completed the sale of $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate. For more information about the effective interest rate, see the discussion of FSP APB 14-1 in Note 1 — New Accounting Standards and related effect on interest expense. At March 31, 2009, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $277 million, with the unamortized discount reflected in equity. The debentures were sold in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the debentures is payable semi-annually in arrears on April 1 and October 1 of each year. As long as no event of default with respect to the debentures has occurred and is continuing, we may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures. Violations of the covenants under the Indenture governing the debentures, including covenants to provide certain documents to the trustee, are not events of default under the Indenture and would not allow the acceleration of amounts that we owe under the debentures. Similarly, events of default under, or acceleration of, any of our other obligations, including those described in “Note 2 — Short- and long-term debt” would not allow the acceleration of amounts that we owe under the debentures. However, violations of the events of default under the Indenture, including a failure to pay principal when due under the debentures and certain events of bankruptcy, insolvency or receivership involving our holding company would allow acceleration of amounts that we owe under the debentures.
On March 11, 2009 we sent notice to the holders of record of our convertible debentures that we were deferring to April 1, 2019 the interest payment that was scheduled to be paid on April 1, 2009. During this 10-year deferral period the deferred interest will continue to accrue and compound semi-annually to the extent permitted by applicable law at an annual rate of 9%.
When interest on the debentures is deferred, we are required, not later than a specified time, to use reasonable commercial efforts to begin selling qualifying securities to persons who are not our affiliates. The specified time is one business day after we pay interest on the debentures that was not deferred, or if earlier, the fifth anniversary of the scheduled interest payment date on which the deferral started. Qualifying securities are common stock, certain warrants and certain non-cumulative perpetual preferred stock. The requirement to use such efforts to sell such securities is called the Alternative Payment Mechanism.
The net proceeds of Alternative Payment Mechanism sales are to be applied to the payment of deferred interest, including the compound portion., We cannot pay deferred interest other than from the net proceeds of Alternative Payment Mechanism sales, except at the final maturity of the debentures or at the tenth anniversary of the start of the interest deferral. The Alternative Payment Mechanism does not require us to sell common stock or warrants before the fifth anniversary of the interest payment date on which that deferral started if the net proceeds (counting any net proceeds of those securities previously sold under the Alternative Payment Mechanism) would exceed the 2% cap. The 2% cap is 2% of the average closing price of our common stock times the number of our outstanding shares of common stock. The average price is determined over a specified period ending before the issuance of the common stock or warrants being sold, and the number of outstanding shares is determined as of the date of our most recent publicly released financial statements.
We are not required to issue under the Alternative Payment Mechanism a total of more than 10 million shares of common stock, including shares underlying qualifying warrants. In addition, we may not issue under the Alternative Payment Mechanism qualifying preferred stock if the total net proceeds of all issuances would exceed 25% of the aggregate principal amount of the debentures.
The Alternative Payment Mechanism does not apply during any period between scheduled interest payment dates if there is a “market disruption event” that occurs over a specified portion of such period. Market disruption events include any material adverse change in domestic or international economic or financial conditions.
In addition to the deferral of the interest that would have been payable April 1, 2009, we have the right to defer interest that is payable on subsequent scheduled interest payment dates if we give notice as required by the debentures. Any deferral of such interest would be on terms equivalent to those described above.
The provisions of the Alternative Payment Mechanism are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the debentures, which are contained in the Indenture, dated as of March 28, 2008, between us and U.S. Bank National Association. The Indenture is filed as Exhibit 4.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
The debentures rank junior to all of our existing and future senior indebtedness. The net proceeds of the debentures were approximately $377 million. A portion of the net proceeds of the debentures and a concurrent offering of common stock was used to increase the capital of MGIC and a portion is available for our general corporate purposes. Debt issuance costs are being amortized over the expected life of five years to interest expense.
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
The debentures are currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. If a holder elects to convert their debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for the deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert.
In lieu of issuing shares of common stock upon conversion of the debentures occurring after April 6, 2013, we may, at our option, make a cash payment to converting holders equal to the value of all or some of the shares of our common stock otherwise issuable upon conversion.
The fair value of the convertible debentures was approximately $70.2 million at March 31, 2009, as determined using available pricing for these debentures or similar instruments.
Note 4 — Reinsurance
Effective January 1, 2009, we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured on an excess of loss basis through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. New business will continue to be ceded under quota share reinsurance arrangements, limited to a 25% cede rate.
In June 2008 we entered into a reinsurance agreement that was effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began April 1, 2008 and was scheduled to end on December 31, 2010, subject to two one-year extensions that could have been exercised by the reinsurer. Effective March 20, 2009, we terminated this reinsurance agreement. The termination resulted in a reinsurance fee of $26.4 million as reflected in our results of operations for the three months ended March 31, 2009. There are no further obligations under this reinsurance agreement.
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
In October 2007, the Division of Enforcement of the Securities and Exchange Commission requested that we voluntarily furnish documents and information primarily relating to C-BASS, the now-terminated merger with Radian and the subprime mortgage assets “in the Company’s various lines of business.” We have provided responsive documents and information to the Securities and Exchange Commission and understand this investigation is ongoing.
In the second, third and fourth quarters of 2008, complaints in five separate purported stockholder class action lawsuits were filed against us, several of our officers and an officer of C-BASS. The allegations in the complaints are generally that through these individuals we violated the federal securities laws by failing to disclose or misrepresenting C-BASS’s liquidity, the impairment of our investment in C-BASS, the inadequacy of our loss reserves and that we were not adequately capitalized. The collective time period covered by these lawsuits begins on October 12, 2006 and ends on February 12, 2008. The complaints seek damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. In March 2009, the five lawsuits were consolidated and a lead plaintiff was appointed. Under the schedule established by the Court, a consolidated complaint is to be filed by June 15, 2009. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaints. We believe, among other things, that the allegations in the complaints are not sufficient to prevent their dismissal and intend to defend against them vigorously. However, we are unable to predict the outcome of these cases or estimate our associated expenses or possible losses.
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
The IRS is presently examining our federal income tax returns for 2005 through 2007. We have not received any proposed adjustments to taxable income or assessments from the IRS related to these years. We believe that income taxes related to these years have been properly provided for in our financial statements.
Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the three months ended March 31, 2009 and 2008.
Note 6 — Earnings per share
Our basic and diluted earnings per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings Per Share” and FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities with non-forfeitable rights to dividends of 1.8 million and 1.2 million, respectively, for the three months ended March 31, 2009 and 2008 because they were anti-dilutive due to our reported net loss. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debentures (issued in March 2008). In accordance with SFAS 128, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. The following is a reconciliation of the weighted average number of shares; however for the three months ended March 31, 2009 and 2008 common stock equivalents of 29.4 million and 2.2 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended
	March 31,
	2009	2008
	(in thousands)
Weighted-average shares — Basic	123,999	84,127
Common stock equivalents	—	—

Weighted-average shares — Diluted	123,999	84,127

Note 7 — Fair value measurements
We adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008. Both standards address aspects of the expanding application of fair-value accounting. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition. For the three months ended March 31, 2009 and 2008, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.
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
Assets and liabilities classified as Level 3 are as follows:
•	Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities. Our investments in auction-rate securities were classified as Level 3 beginning in the fourth quarter of 2008 as observable inputs or value drivers were unavailable due to events described in Note 4 of our Notes to Financial

Statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2008 and March 31, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions.
o	Nominal credit risk as securities are ultimately guaranteed by the United States Department of Education;

o	5 years to liquidity;

o	Continued receipt of contractual interest; and

o	Discount rates incorporating a 1.50% spread for liquidity risk
The remainder of our level 3 securities are valued based on the present value of expected cash flows utilizing data provided by the trustees.
•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.
Fair value measurements for items measured at fair value included the following as of March 31, 2009 and December 31, 2008:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands of dollars)
March 31, 2009

Assets
Securities available-for-sale	$7,425,438	$350,219	$6,542,936	$532,283
Real estate acquired (1)	19,301	—	—	19,301

December 31, 2008

Assets
Securities available-for-sale	$7,045,536	$281,248	$6,218,338	$545,950
Real estate acquired (1)	32,858	—	—	32,858

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.
For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2009 and 2008 is as follows:

	Securities
	Available-	Real Estate	Other
	for-Sale	Acquired	Liabilities
	(in thousands of dollars)
Balance at December 31, 2008	$545,950	$32,858	$—
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(10,107)	—	—
Included in earnings and reported as other revenue	—	—	—
Included in earnings and reported as losses incurred, net	—	(153)	—
Included in other comprehensive income	751	—	—
Purchases, issuances and settlements	(4,311)	(13,404)
Transfers in/and or out of Level 3	—	—	—

Balance at March 31, 2009	$532,283	$19,301	$—

Amount of total gains (losses) included in earnings for the period attributable to the change in unrealized gains (losses) on assets still held at March 31, 2009	$(10,107)	$(160)	$—

Balance at January 1, 2008	$37,195	$145,198	$(12,132)
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(2,715)	—	—
Included in earnings and reported as other revenue	—	—	(3,473)
Included in earnings and reported as losses incurred, net	—	(5,587)	—
Included in other comprehensive income	(1,939)	—	—
Purchases, issuances and settlements	(28)	(28,913)	(4,942)
Transfers in/and or out of Level 3	—	—	—

Balance at March 31, 2008	$32,513	$110,698	$(20,547)

Amount of total gains (losses) included in earnings for the period attributable to the change in unrealized gains (losses) on assets still held at March 31, 2008	$(2,715)	$(6,588)	$(3,473)

For the three months ended March 31, 2009 we recognized “other than temporary” impairments on our investment portfolio of approximately $25.7 million. There were no “other than temporary” impairments recognized for the three months ended March 31, 2008.

Note 8 — Comprehensive income
Our total comprehensive income, as calculated per SFAS No. 130, Reporting Comprehensive Income, was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands of dollars)
Net loss	$(184,560)	$(34,497)
Other comprehensive income (loss)	76,461	(31,458)

Total comprehensive loss	$(108,099)	$(65,955)

Other comprehensive income (loss) (net of tax):
Change in unrealized gains and losses on investments	$77,234	$(35,149)
Unrealized foreign currency translation adjustment	(773)	3,624
Other	—	67

Other comprehensive income (loss)	$76,461	$(31,458)

At March 31, 2009, accumulated other comprehensive loss of ($30.3) million included ($47.9) million relating to defined benefit plans and ($8.6) million related to foreign currency translation adjustment, offset by $26.2 million of net unrealized gains on investments. At December 31, 2008, accumulated other comprehensive loss of ($106.8) million included ($51.0) million of net unrealized losses on investments, ($47.9) million relating to defined benefit plans and ($7.9) million related to foreign currency translation adjustment.
Note 9 — Benefit Plans
The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended
	March 31,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2009	2008	2009	2008
		(In thousands of dollars)
Service cost	$2,045	$2,036	$301	$888
Interest cost	3,672	3,332	400	1,179
Expected return on plan assets	(3,821)	(4,805)	(553)	(941)
Recognized net actuarial loss	1,719	114	472	—
Amortization of transition obligation	—	—	—	71
Amortization of prior service cost	158	171	(1,515)	—

Net periodic benefit cost	$3,773	$848	$(895)	$1,197

In October 2008 we amended our postretirement benefit plan under which we provide both medical and dental benefits for our retired employees and their spouses. Under this plan retirees pay a premium for these benefits. The amendment, which is effective January 1, 2009, includes the termination of benefits provided to retirees once they reach the age of 65. This amendment significantly reduced our accumulated postretirement benefit obligation. The amendment also reduces our net periodic benefit cost in future periods beginning with the three months ended March 31, 2009. (The 2008 net periodic benefits costs in the table above are not affected by the amendment.)
We previously disclosed in our financial statements for the year ended December 31, 2008 that we expected to contribute approximately $10.0 million and zero, respectively, to our pension and postretirement plans in 2009. In the first quarter of 2009 we have not yet made any contributions to the pension plan.
Note 10 — Income Taxes
Valuation Allowance
We review the need to establish a valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have reduced our credit for income tax by establishing a valuation allowance of $31 million in the first quarter of 2009.
In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction. The reserves are included in taxable income in future years when they are released for statutory accounting purposes (see “Liquidity and Capital Resources — Risk-to-Capital”) or when the taxpayer elects to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. Since the tax effect on these reserves exceeded the gross deferred tax assets less deferred tax liabilities, we believe that all gross deferred tax assets recorded in periods prior to March 31, 2009 were fully realizable. Therefore, we established no valuation reserve.
In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds. Therefore, the remaining contingency reserves will be released and will no longer be available to support any net deferred tax assets. Beginning with the first quarter of 2009, any credit for income taxes, relating to operating losses, will be reduced or eliminated by the establishment of a valuation allowance. The valuation allowance, established in the first quarter and recorded as a discrete period tax adjustment, reduced our credit for income taxes by $31 million. In the event of future operating losses, due to the anticipated establishment of valuation allowances, we will no longer be able to provide any credit for income taxes.
Note 11 — Premium Deficiency Reserve
The components of the premium deficiency reserve at March 31, 2009 and December 31, 2008 appears in the table below.

	March 31,	December 31,
	2009	2008
	(in millions of dollars)
Present value of expected future premium	$656	$712

Present value of expected future paid losses and expenses	(2,767)	(3,063)

Net present value of future cash flows	(2,111)	(2,351)

Established loss reserves	1,822	1,897

Net deficiency	$(289)	$(454)

The decrease in the premium deficiency reserve for the three months ended March 31, 2009 was $165 million, as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a $119 million change in assumptions primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums.

	(in millions of dollars)
Premium Deficiency Reserve at December 31, 2008		$(454)

Paid Claims and LAE	166
Decrease in loss reserves	(75)
Premium earned	(44)
Effects of present valuing on future premiums, losses and expenses	(1)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		46

Change in premium deficiency reserve to reflect change in assumptions relating to premiums, losses, expenses and discount rate (1)		119

Premium Deficiency Reserve at March 31, 2009		$(289)

(1)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     Through our subsidiary MGIC, we are the leading provider of private mortgage insurance in the United States to the home mortgage lending industry.
     As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008. We refer to this Discussion as the “10-K MD&A.” In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the delinquency table under “Results of Consolidated Operations-Losses-Losses Incurred”. The discussion of our business in this document generally does not apply to our international operations which are immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see “Overview—Australia” in our 10-K MD&A.
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
Outlook
     At this time, we are facing two particularly significant challenges, which we believe are shared by the other participants in our industry:
•	Whether we will have access to sufficient capital to continue to write new business. This challenge is discussed under “Capital” below.

•	Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. This challenge is discussed under “Future of the Domestic Residential Housing Finance System” in our 10-K MD&A.

     For additional information about these challenges, see the portions of our 10-K MD&A titled “Overview — Future of the Domestic Housing Finance System,” “Overview — Debt at our Holding Company and Holding Company Capital Resources” and “Overview — Private and Public Efforts to Modify Mortgage Loans and Reduce Foreclosure.”
Capital
     The mortgage insurance industry is experiencing material losses, especially on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, we cannot predict with confidence what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Unless loss trends materially mitigate, these incurred losses could reduce our policyholders position and increase our risk-to-capital beyond the levels necessary to meet regulatory requirements and this could occur before the end of 2009. For additional information on these regulatory requirements see the portion of our 10-K MD&A titled “Overview — Capital.”
     At March 31, 2009, MGIC’s policyholders position exceeded the required minimum by approximately $1.2 billion, and we exceeded the required minimum by approximately $1.3 billion on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At March 31, 2009 MGIC’s risk-to-capital was 14.2:1 and was 16.1:1 on a combined statutory basis. For additional information about how we calculate risk-to-capital, see “Liquidity and Capital Resources — Risk to Capital” below.
     We believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force, even in scenarios in which losses materially exceed those that would result in not meeting regulatory requirements. We are in discussions with the Office of the Commissioner of Insurance of Wisconsin (“OCI”) regarding contributing funds to a subsidiary of MGIC that would provide capital to enable the subsidiary to write new business. While we have had positive discussions with the OCI on this structure, its implementation is subject to regulatory approvals, GSE approval and approval from our Board of Directors. If approved, MGIC would cease writing new insurance and the newly capitalized subsidiary would simultaneously commence writing new insurance. The subsidiary would have its own MPP and risk-to-capital calculations to assess its capital adequacy related to its book of business. MGIC would no longer need to maintain the level of capital necessary to write new business but would only need sufficient resources to pay its claims.
     Based on this initiative and other options discussed in our 10-K MD&A under “Overview — Capital” our senior management believes that we will be able to continue to write new business on an uninterrupted basis. We can, however, give no assurance in this regard, and higher losses, adverse changes in our relationship with the GSEs, or reduced benefits from loss mitigation, among other factors, could result in senior management’s belief not being realized. In addition, to the extent this belief of senior management is a “forward-looking statement” under Section 21E(c) of the Securities Exchange Act of 1934, as amended (and without thereby suggesting that other forward-looking statements we make in this quarterly report are not accompanied by meaningful cautionary statements because the reference to such cautionary statements does not appear in immediate proximity to such other forward-looking statements), the statements in our Risk Factors, which are an integral part of this Management’s Discussion and Analysis, are intended to provide additional meaningful cautionary statements that identify additional material factors that could cause actual results to differ materially from those in this forward-looking statement of senior management.
Factors Affecting Our Results
Our results of operations are affected by:
•	Premiums written and earned
            Premiums written and earned in a year are influenced by:
•	New insurance written, which increases insurance in force, is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from other mortgage insurers and alternatives to mortgage insurance.

•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies canceled due to claim payment.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders (“captives”) and risk sharing arrangements with the GSEs.
     Premiums are generated by the insurance that is in force during all or a portion of the period. Hence, changes in the average insurance in force in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by differences in the average premium rate between the two periods as well as by premiums that are ceded to captives or the GSEs. Also, new insurance written and cancellations during a period will generally have a greater effect on premiums written and earned in subsequent periods than in the period in which these events occur.
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
    Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in the 10-K MD&A, except in the case of premium deficiency reserves, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:
•	The state of the economy and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured, with higher average loan amounts tending to increase losses incurred.

•	The percentage of coverage on insured loans, with deeper average coverage tending to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

•	Rescission rates. Our estimated loss reserves reflect mitigation from rescissions of coverage using only the rate at which we have rescinded claims during recent periods.

•	The distribution of claims over the life of a book. Historically, the first two years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy and other factors can affect this pattern. For example, a weak economy can lead to claims from older books continuing at stable levels or experiencing a lower rate of decline. We are currently seeing such performance as it relates to delinquencies from our older books. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.
•	Changes in premium deficiency reserves
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
     Interest expense reflects the interest associated with our outstanding debt obligations. Our long-term debt obligations at March 31, 2009 include our $300 million of 5.375% Senior Notes due in November 2015, approximately $169 million of 5.625% Senior Notes due in September 2011, $200 million outstanding under a credit facility expiring in March 2010 and $390 million in convertible debentures due in 2063 (interest on these debentures accrues even if we defer the payment of interest), as discussed in Notes 2 and 3 of our Notes to Consolidated Financial Statements and under “Liquidity and Capital Resources” below. Also as discussed in Note 1 of the Consolidated Financial Statements, we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19%. At March 31, 2009, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $277 million, with the unamortized discount reflected in equity.
•	Income from joint ventures

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
Mortgage Insurance Earnings and Cash Flow Cycle
     In our industry, a “book” is the group of loans insured in a particular calendar year. In general, the majority of any underwriting profit (premium revenue minus losses) that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and losses increase.

2009 First Quarter Results
Our results of operations in the first quarter of 2009 were principally affected by:
•	Net premiums written and earned
     Net premiums written during the first quarter of 2009 decreased when compared to the first quarter of 2008 due to lower average premium yields which are a result of the shift in the mix of newer writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates, offset by a higher average insurance in force and lower ceded premiums due to captive terminations and run-offs. Net premiums earned during the first quarter of 2009 increased when compared to the first quarter of 2008 due to a decrease in new policies insured with a single premium compared to the prior period.
•	Investment income
     Investment income in the first quarter of 2009 was higher when compared to the first quarter of 2008 due to an increase in the average amortized cost of invested assets, offset by a decrease in the pre-tax yield.
•	Realized losses
     Realized losses for the first quarter of 2009 increased compared to the first quarter of 2008, and included “other than temporary” impairments on our investment portfolio of approximately $25.7 million offset by net realized gains on the sales of fixed income investments of approximately $8.4 million. Realized losses in the first quarter of 2008 resulted from net realized losses on the sales of fixed income investments.
•	Losses incurred
     Losses incurred for the first quarter of 2009 increased compared to the first quarter of 2008 primarily due to a larger increase in the default inventory. The default inventory increased by 13,530 delinquencies in the first quarter of 2009, compared to an increase of 6,469 in the first quarter of 2008. The estimated severity continued to increase in the first quarter of 2009 primarily as a result of the default inventory containing higher loan exposures with expected higher average claim payments. The increase in severity was less substantial than the increase experienced during the first quarter of 2008. The estimated claim rate remained flat for the first quarter of 2009, compared to a slight increase in the estimated claim rate in the first quarter of 2008.
•	Premium deficiency
     During the first quarter of 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $165 million from $454 million, as of December 31, 2008, to $289 million as of March 31, 2009. The decrease in the premium deficiency represents the net result of actual premiums, losses and expenses as well as a $119 million change in assumptions primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums. The $289 million premium deficiency reserve as of

March 31, 2009 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
•	Underwriting and other expenses
     Underwriting and other expenses for the first quarter of 2009 decreased when compared to the same period in 2008. The decrease reflects our lower volumes of new insurance written as well as a focus on expenses in difficult market conditions. Also, the first quarter of 2008 included $3.3 million in one-time consulting fees associated with the common stock offering and private placement of the junior subordinated convertible debentures.
•	Interest expense
     Interest expense for the first quarter of 2009 increased when compared to the first quarter of 2008. The increase primarily reflects the issuance of our convertible debentures in late March and April of 2008 (interest on these debentures accrues even if we defer the payment of interest). Also as discussed in Note 1 of the Consolidated Financial Statements, we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19%.
•	Income from joint ventures
     We had no income from joint ventures in the first quarter of 2009. Income from joint ventures, net of tax, was $10.0 million in the first quarter of 2008. The income from joint ventures in 2008 was related to our interest in Sherman that was sold in the third quarter of 2008.
•	Credit for income tax
     The effective tax rate credit on our pre-tax loss was (31.8%) in the first quarter of 2009, compared to (51.7%) in the first quarter of 2008. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. The difference in the rate was primarily the result of the establishment of a valuation allowance, which reduced the amount of tax benefits provided during the first quarter of 2009.

Results of Consolidated Operations
New insurance written
     The amount of our primary new insurance written during the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
	($ billions)
NIW — Flow Channel	$6.4	$18.1
NIW — Bulk Channel	—	1.0

Total Primary NIW	$6.4	$19.1

Refinance volume as a % of primary flow NIW	58%	35%
     The decrease in new insurance written on a flow basis in the first quarter of 2009, compared to the first quarter of 2008, was primarily due to changes in our underwriting guidelines discussed below, as well as a decrease in the total mortgage origination market and greater usage of FHA insurance programs as an alternative to mortgage insurance. For a discussion of new insurance written through the bulk channel, see “— Bulk transactions” below.
     We anticipate our flow new insurance written for 2009 will continue to be significantly below the level written in the corresponding periods in 2008, due to changes in our underwriting guidelines as well as premium rate increases discussed below. We believe our changes in guidelines and premium rates have lead to greater usage of FHA insurance programs as an alternative to private mortgage insurance. Additionally, both GSEs have implemented adverse market charges on all loans and credit risk-based loan level price adjustments on loans with certain risk characteristics which include loans that qualify for private mortgage insurance. The application of these loan level price adjustments results in a materially higher monthly payment for the borrower, which we also believe has lead to greater usage of FHA insurance programs as an alternative to private mortgage insurance. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.
     Beginning in late 2007, we began implementing a series of changes to our underwriting guidelines that are designed to improve the credit risk profile of our new insurance written. The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk. We regularly review our underwriting guidelines. Additional changes to our guidelines, which include further limitations on the types of refinance loans we will insure, were effective in the first quarter of 2009. We also implemented premium rate increases during 2008.

     As shown in the table below, the percentage of our volume written on a flow basis that includes segments we view as having a higher probability of claim declined significantly in 2008 and the first quarter of 2009 as a result of the changes we made in our underwriting guidelines.

	Three months ended	Year ended	Year ended
	March 31,	December 31,	December 31,
	2009	2008	2007
Product mix as a % of flow NIW
> 95% LTVs	1%	18%	42%
ARMs	1%	1%	3%
FICO < 620	0%	2%	8%
Reduced documentation	0%	2%	10%
     We believe that given the various changes in our underwriting guidelines noted above, our 2008 and 2009 books will generate underwriting profit.
Cancellations and insurance in force
     New insurance written and cancellations of primary insurance in force during the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
	($ billions)
NIW	$6.4	$19.1
Cancellations	(9.5)	(9.4)

Change in primary insurance in force	$(3.1)	$9.7

     Direct primary insurance in force was $223.9 billion at March 31, 2009 compared to $227.0 billion at December 31, 2008 and $221.4 billion at March 31, 2008.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Our persistency rate (percentage of insurance remaining in force from one year prior) was 85.1% at March 31, 2009, an increase from 84.4% at December 31, 2008 and 77.5% at March 31, 2008. These persistency rate improvements reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.

Bulk transactions
     We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.
     The majority of the bulk business we wrote in 2008 was lender paid transactions that included a higher percentage of prime loans (we have consistently classified as “prime” all loans with FICO scores of 620 and above) than was typically present in Wall Street bulk transactions and the remainder was bulk business with the GSEs, which also included a similar percentage of prime loans. Wall Street bulk transactions represented approximately 41%, 66% and 89% of our new insurance written for bulk transactions during 2007, 2006 and 2005, respectively, and at March 31, 2009 included approximately 113,700 loans with insurance in force of approximately $18.9 billion and risk in force of approximately $5.6 billion, which is approximately 64% of our bulk risk in force.
Pool insurance
     We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.
     Our direct pool risk in force was $1.8 billion, $1.9 billion and $2.7 billion at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at March 31, 2009, December 31, 2008 and March 31, 2008, for $2.5 billion, $2.5 billion and $4.0 billion, respectively, of risk without these limits, risk in force is calculated at $149 million, $150 million and $475 million, respectively
Net premiums written and earned
     Net premiums written during the first quarter of 2009 decreased when compared to the first quarter of 2008 due to lower average premium yields which are a result of the shift in the mix of newer writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates, offset by a higher average insurance in force, increases, in 2008, of our premium rates and lower ceded premiums due to captive terminations and run-offs. In a termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. In a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans.
     Net premiums earned during the first quarter of 2009 increased when compared to the first quarter of 2008 due to a decrease in new policies insured with a single premium compared to the prior period.

     We expect our average insurance in force in the remainder of 2009 to approximate our average insurance in force for the comparable periods in 2008, with our insurance in force balance decreasing slightly throughout 2009. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) to continue at approximately the level experienced during 2008 and the first quarter of 2009.
Risk sharing arrangements
     For the three months ended December 31, 2008, approximately 24.1% of our flow new insurance written was subject to arrangements with captives or risk sharing arrangements with the GSEs compared to 34.4% for the year ended December 31, 2008 and 44.7% for the three months ended March 31, 2008. We expect the percentage of new insurance written subject to risk sharing arrangements to continue to decline in 2009 for the reasons discussed below. The percentage of new insurance written covered by these arrangements is shown only for the three months ended December 31, 2008 because this percentage normally increases after the end of a quarter. Such increases can be caused by, among other things, the transfer of a loan in the secondary market, which can result in a mortgage insured during a quarter becoming part of a risk sharing arrangement in a subsequent quarter. New insurance written through the bulk channel is not subject to risk sharing arrangements. Premiums ceded in these arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
     Effective January 1, 2009 we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 under excess of loss agreements will run off pursuant to the terms of the particular captive arrangement. New business will continue to be ceded under quota share reinsurance arrangements, limited to a 25% cede rate. During 2008, many of our captive arrangements were either terminated or placed into run-off.
     We anticipate that our ceded premiums related to risk sharing agreements will be significantly less in the remainder of 2009 compared to amounts ceded in corresponding periods in 2008.
     See discussion under “-Losses” regarding losses assumed by captives.
     In June 2008 we entered into a reinsurance agreement that was effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began on April 1, 2008 and was scheduled to end on December 31, 2010, subject to two one-year extensions that could have been exercised by the reinsurer. Due to our rating agency downgrades in the first quarter of 2009, under the terms of the reinsurance agreement we ceased being entitled to a profit commission, making the agreement less favorable to us. Effective March 20, 2009, we terminated this reinsurance agreement. The termination resulted in a reinsurance fee of $26.4 million as reflected in our results of operations for the three months ended March 31, 2009. There are no further obligations under this reinsurance agreement.

Investment income
     Investment income for the first quarter of 2009 increased when compared to the first quarter of 2008 due to an increase in the average amortized cost of invested assets, offset by a decrease in the average investment yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The portfolio’s average pre-tax investment yield was 3.70% at March 31, 2009 and 4.28% at March 31, 2008. Assuming shorter-term yields remain at their current levels, we expect the investment yield on our portfolio as a whole will continue to decline because we are investing available funds in shorter maturities so that they will be available for claim payments without the need to obtain the necessary funds through sales of our fixed income investments.
Realized losses
     Realized losses for the first quarter of 2009 included “other than temporary” impairments on our investment portfolio of approximately $25.7 million offset by net realized gains on the sales of fixed income investments of approximately $8.4 million. Realized losses in the first quarter of 2008 resulted from net realized losses on the sales of fixed income investments. There were no “other than temporary” impairments in the first quarter of 2008.
Other revenue
     Other revenue for the first quarter of 2009 increased when compared to the first quarter of 2008. The increase in other revenue was primarily the result of $11.9 million in gains recognized from the repurchases of $31.3 million in par value of our Senior Notes due in September 2011.
Losses
     As discussed in “—Critical Accounting Policies” in our 10-K MD&A, and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due. Loss reserves are established based on our estimate of the number of loans in our default inventory that will result in a claim payment, which is referred to as the claim rate (historically, a substantial majority of delinquent loans have eventually cured their delinquency), and further estimating the amount of the claim payment, which is referred to as claim severity.
     Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values, which expose us to greater losses on resale of properties obtained through the claim settlement process and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.
     Our estimates could also be positively affected by government efforts to assist current borrowers in refinancing to new loan instruments, assisting delinquent borrowers and lenders in modifying their mortgage notes into something more affordable, and forestalling foreclosures. In addition private company efforts may have a positive impact on our loss development. However, all of these efforts are in their early stages and therefore we are unsure of their magnitude or the benefit to us or our industry, and as a result are not factored into our current reserving. For additional information about the potential impact that any plans and programs enacted by legislation may have on us, see the risk factor titled “Loan modification and other similar programs may not provide material benefits to us.”
Losses incurred
     Losses incurred for the first quarter of 2009 increased compared to the first quarter of 2008 primarily due to a larger increase in the default inventory. The default inventory increased by 13,530 delinquencies in the first quarter of 2009, compared to an increase of 6,469 in the first quarter of 2008. The estimated severity continued to increase in the first quarter of 2009 primarily as a result of the default inventory containing higher loan exposures with expected higher average claim payments. The increase in estimated severity was less substantial than the increase experienced during the first quarter of 2008. The estimated claim rate remained flat for the first quarter of 2009, compared to a slight increase in the estimated claim rate in the first quarter of 2008.
     Our loss estimates are established based upon historical experience. We continue to experience increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 14,960 as of December 31, 2008 to 17,009 as of March 31, 2009. Our Florida delinquencies increased from 29,384 as of December 31, 2008 to 32,689 as March 31, 2009. The average claim paid on California loans in 2008 and 2009 was more than twice as high as the average claim paid for the remainder of the country. Rescissions and denials totaled $163 million in the first quarter of 2009, compared to $21 million in the first quarter of 2008.
     We believe that the foregoing trends will likely continue into the latter half of 2009. These trends may also continue beyond 2009.
     As discussed under “—Risk Sharing Arrangements”, a portion of our flow new insurance written is subject to reinsurance arrangements with lender captives. The majority of these reinsurance arrangements have, historically, been aggregate excess of loss reinsurance agreements, and the remainder were quota share agreements. As discussed under “—Risk Sharing Arrangements” effective January 1, 2009 we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 under excess of loss agreements will run off pursuant to the terms of the particular captive arrangement. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss, which is typically between 4% and 5%, the captives are responsible for the second aggregate layer of loss, which is typically 5% or 10%, and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically ranged from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%. Beginning June 1, 2008 our quota share captive arrangements are limited to a 25% cede rate.
     Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account. However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. In the event that the captives’ incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captives obligations, transfer the assets in the trust accounts to us, and retain all future premium payments. We intend to exercise this additional remedy when it is available to us. However, if the captive would challenge our right to do so, the matter would be determined by arbitration. The total fair value of the trust fund assets under these agreements at March 31, 2009 was approximately $605 million. During 2008, $265 million of trust fund assets were transferred to us as a result of captive terminations. There were no material captive terminations in the first quarter of 2009.
     In the first quarter of 2009 the captive arrangements reduced our losses incurred by approximately $74 million, compared to $60 million during the first quarter of 2008. We anticipate that the reduction in losses incurred will be significantly lower in the remainder of 2009, compared to the same period in 2008, as some of our captive arrangements were terminated late in 2008.
     Information about the composition of the primary insurance default inventory at March 31, 2009, December 31, 2008 and March 31, 2008 appears in the table below.

	March 31,	December 31,	March 31,
	2009	2008	2008
Total loans delinquent (1)	195,718	182,188	113,589
Percentage of loans delinquent (default rate)	13.51%	12.37%	7.68%

Prime loans delinquent (2)	106,184	95,672	52,571
Percentage of prime loans delinquent (default rate)	8.88%	7.90%	4.44%

A-minus loans delinquent (2)	31,633	31,907	22,748
Percentage of A-minus loans delinquent (default rate)	30.91%	30.19%	19.22%

Subprime credit loans delinquent (2)	12,666	13,300	12,267
Percentage of subprime credit loans delinquent (default rate)	42.69%	43.30%	34.33%

Reduced documentation loans delinquent (3)	45,235	41,309	26,003
Percentage of reduced doc loans delinquent (default rate)	37.31%	32.88%	18.54%

(1)	At March 31, 2009, December 31, 2008 and March 31, 2008, 45,174, 45,482 and 40,200 loans in default, respectively, related to Wall Street bulk transactions.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.
     The pool notice inventory increased from 33,884 at December 31, 2008 to 35,154 at March 31, 2009; the pool notice inventory was 25,638 at March 31, 2008.
     The average primary claim paid for the first quarter of 2009 was $53,585 compared to $51,193 for the first quarter of 2008. We expect the average primary claim paid to continue to increase in 2009, although we do not expect the increase in the remainder of 2009 to be as sizeable as the increase experienced during the corresponding period of 2008. We expect these increases will be driven by our higher average insured loan sizes.
     The average claim paid for the top 5 states (based on 2009 losses paid) for the three months ended March 31, 2009 and 2008 appears in the table below.

Average claim paid

	Three months ended
	March 31,
	2009	2008
California	$117,037	$115,917
Florida	67,667	70,398
Michigan	36,563	37,158
Arizona	60,645	72,317
Georgia	45,215	39,070
Other states	44,919	41,581

All states	$53,585	$51,193
     The average loan size of our insurance in force at March 31, 2009, December 31, 2008 and March 31, 2008 appears in the table below.
Average loan size

	March 31,	December 31,	March 31,
	2009	2008	2008
Total insurance in force	$154,590	$154,100	$149,790
Prime (FICO 620 & >)	152,080	151,240	145,050
A-Minus (FICO 575-619)	131,700	132,380	133,890
Subprime (FICO < 575)	120,480	121,230	123,570
Reduced doc (All FICOs)	207,020	208,020	209,540
     The average loan size of our insurance in force at March 31, 2009, December 31, 2008 and March 31, 2008 for the top 5 states (based on 2009 losses paid) appears in the table below.
Average loan size

	March 31,	December 31,	March 31,
	2009	2008	2008
California	$292,219	$293,442	$293,421
Florida	180,008	180,261	179,574
Michigan	121,063	121,001	120,025
Arizona	190,064	190,339	188,076
Georgia	148,184	148,052	146,031
All other states	146,745	146,130	141,459

     Information about net paid claims during the three months ended March 31, 2009 and 2008 appears in the table below.

	Three months ended
	March 31,
Net paid claims ($ millions)	2009	2008
Prime (FICO 620 & >)	$160	$137
A-Minus (FICO 575-619)	59	68
Subprime (FICO < 575)	24	39
Reduced doc (All FICOs)	92	107
Other	18	12

Direct losses paid	353	363
Reinsurance	(9)	(3)

Net losses paid	344	360
LAE	12	13

Net losses and LAE paid before terminations	356	373
Reinsurance terminations	—	(2)

Net losses and LAE paid	$356	$371

     Primary claims paid for the top 15 states (based on 2009 losses paid) and all other states for the three months ended March 31, 2009 and 2008 appear in the table below.

	Three months ended
	March 31,
Paid claims by state ($ millions)	2009	2008
California	$69.8	$82.0
Florida	33.4	30.0
Michigan	25.9	28.9
Arizona	22.6	12.7
Georgia	15.5	14.2
Nevada	13.3	10.4
Illinois	12.6	12.6
Minnesota	12.4	14.5
Ohio	11.6	18.3
Texas	10.9	14.4
Virginia	9.0	6.6
Colorado	6.9	10.5
New Jersey	6.5	5.7
Indiana	6.2	7.6
Massachusetts	5.8	8.8
Other states	72.9	73.7

	335.3	350.9
Other (Pool, LAE, Reinsurance)	21.0	20.0

	$356.3	$370.9

     The default inventory in those same states at March 31, 2009, December 31, 2008 and March 31, 2008 appears in the table below.
     Default inventory by state

	March 31,	December 31,	March 31,
	2009	2008	2008
California	17,009	14,960	8,473
Florida	32,689	29,384	15,631
Michigan	10,316	9,853	7,163
Arizona	7,280	6,338	2,796
Georgia	8,170	7,622	4,726
Nevada	4,783	3,916	1,762
Illinois	9,997	9,130	5,599
Minnesota	3,914	3,642	2,604
Ohio	8,683	8,555	6,701
Texas	10,132	10,540	6,792
Virginia	3,638	3,360	2,026
Colorado	2,610	2,328	1,632
New Jersey	4,186	3,756	2,280
Indiana	5,674	5,497	3,711
Massachusetts	2,909	2,634	1,729
Other states	63,728	60,673	39,964

	195,718	182,188	113,589

     Our 2008 paid claims were lower than we anticipated at the beginning of 2008 due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums, servicing delays, court delays, loan modifications, our claims investigations and our claim rescissions and denials. These factors continue to affect our paid claims in 2009. Due to the uncertainty regarding how these and other factors will affect our net paid claims in 2009, it is difficult to estimate our full year 2009 claims paid. However, we believe that paid claims in 2009 will exceed the $1.4 billion paid in 2008.
     As of March 31, 2009, 67% of our primary insurance in force was written subsequent to December 31, 2005. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. We are currently experiencing such performance as it relates to delinquencies from our older books.
Premium deficiency
     During the first quarter of 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $165 million from $454 million, as of December 31, 2008, to $289 million as of March 31, 2009. During the first three months of 2008 the premium deficiency reserve on Wall Street bulk transaction declined by $264 million from $1,211 million as of December 31, 2007 to $947 million as of March 31, 2008. The $289 million premium deficiency reserve as of March 31, 2009 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
     The components of the premium deficiency reserve at March 31, 2009 and December 31, 2008 appears in the table below.

	March 31,	December 31,
	2009	2008
	($ millions)
Present value of expected future premium	$656	$712

Present value of expected future paid losses and expenses	(2,767)	(3,063)

Net present value of future cash flows	(2,111)	(2,351)

Established loss reserves	1,822	1,897

Net deficiency	$(289)	$(454)

     Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors. First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results. The decrease in the premium deficiency reserve for the three months ended March 31, 2009 was $165 million, as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a $119 million change in assumptions primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums.

	($ millions)
Premium Deficiency Reserve at December 31, 2008		$(454)

Paid Claims and LAE	166
Decrease in loss reserves	(75)
Premium earned	(44)
Effects of present valuing on future premiums, losses and expenses	(1)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		46

Change in premium deficiency reserve to reflect change in assumptions relating to premiums, losses, expenses and discount rate (1)		119

Premium Deficiency Reserve at March 31, 2009		$(289)

(1)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.
     At the end of the first quarter of 2009, we performed a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. That analysis concluded that, as March 31, 2009, there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.
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

Underwriting and other expenses
     Underwriting and other expenses for the first quarter of 2009 decreased when compared to the same period in 2008. The decrease reflects our lower volumes of new insurance written as well as a focus on expenses in difficult market conditions. Also, the first quarter of 2008 included $3.3 million in one-time consulting fees associated with the common stock offering and private placement of the junior subordinated convertible debentures.
Ratios
     The table below presents our loss, expense and combined ratios for our combined insurance operations for the three months ended March 31, 2009 and 2008.

	Three months ended
	March 31,
	2009	2008
Loss ratio	213.0%	200.2%
Expense ratio	14.7%	16.0%

Combined ratio	227.7%	216.2%

     The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in the first quarter of 2009, compared to the first quarter of 2008, is due to an increase in losses incurred, partially offset by an increase in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in the first quarter of 2009, compared to the first quarter of 2008, is due to a decrease in underwriting and other expenses, which was partially offset by a decrease in premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.
Interest expense
     Interest expense for the first quarter of 2009 increased when compared to the first quarter of 2008. The increase primarily reflects the issuance of our convertible debentures in late March and April of 2008 (interest on these debentures accrues even if we defer the payment of interest). Also as discussed in Note 1 of the Consolidated Financial Statements, we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19%.

Income taxes
     The effective tax rate credit on our pre-tax loss was (31.8%) in the first quarter of 2009, compared to (51.7%) in the first quarter of 2008. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt municipal bonds. The difference in the rate was primarily the result of the establishment of a valuation allowance, which reduced the amount of tax benefits provided during the first quarter of 2009.
     We review the need to establish a valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction. The reserves are included in taxable income in future years when they are released for statutory accounting purposes (see “Liquidity and Capital Resources — Risk-to-Capital”) or when the taxpayer elects to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. Since the tax effect on these reserves exceeded the gross deferred tax assets less deferred tax liabilities, we believe that all gross deferred tax assets recorded in periods prior to March 31, 2009 were fully realizable. Therefore, we established no valuation reserve.
     In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $432 million. Therefore, the remaining contingency reserves will be released and will no longer be available to support any net deferred tax assets. Beginning with the first quarter of 2009, any credit for income taxes, relating to operating losses, will be reduced or eliminated by the establishment of a valuation allowance. The valuation allowance, established in the first quarter and recorded as a discrete period tax adjustment, reduced our credit for income taxes by $31 million. In the event of future operating losses, due to the anticipated establishment of valuation allowances, we will no longer be able to provide any credit for income taxes.
Joint ventures
     In the third quarter of 2008, we sold our remaining interest in Sherman to Sherman. As a result, beginning in the fourth quarter of 2008, we no longer have income or loss from joint ventures. Our equity in the earnings from Sherman and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, was previously shown separately, net of tax, on our consolidated statement of operations. Income from joint ventures, net of tax, was $10.0 million in the first quarter of 2008.
Sherman
     In August 2008 we sold our entire interest in Sherman to Sherman. Our interest sold represented approximately 24.25% of Sherman’s equity. The sale price was paid $124.5 million in cash and by delivery of Sherman’s unsecured promissory note in the principal amount of $85 million. The scheduled maturity of the Note is February 13, 2011 and it bears interest, payable monthly, at the annual rate equal to three-month LIBOR plus 500 basis points. The Note is issued under a Credit Agreement, dated August 13, 2008, between Sherman and MGIC. For additional information regarding the sale of our interest please refer to our 10-K MD&A and our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008.
     A summary Sherman income statement for the period indicated appears below. Prior to the sale of our interest, we did not consolidate Sherman with us for financial reporting purposes, and we did not control Sherman. Sherman’s internal controls over its financial reporting were not part of our internal controls over our financial reporting. However, our internal controls over our financial reporting included processes to assess the effectiveness of our financial reporting as it pertains to Sherman. We believe those processes were effective in the context of our overall internal controls.
     Sherman Summary Income Statement:

Three months ended
March 31, 2008
($ millions)
Revenues from receivable portfolios	$289.8
Portfolio amortization	123.3

Revenues, net of amortization	166.5

Credit card interest income and fees	217.5
Other revenue	17.9

Total revenues	401.9

Total expenses	336.3

Income before tax	$65.6

Company’s income from Sherman	$13.8

Financial Condition
     At March 31, 2009, based on fair value, approximately 95% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. Approximately 27% of our investment portfolio is covered by the financial guaranty industry. We evaluate the credit risk of securities through analysis of the underlying fundamentals of each issuer. A breakdown of the portion of our investment portfolio covered by the financial guaranty industry by credit rating, including the rating without the guarantee is shown below.

	($ millions) Guarantor Rating
Underlying Rating	AAA	BBB+	Caa1	CCC	All

AAA	$3	$32	$—	$—	$35
AA	296	747	2	—	1,045
A	172	630	36	5	843
BBB	7	62	—	13	82
BB	5	6	—	—	11

	$483	$1,477	$38	$18	$2,016
     If all of the companies in the financial guaranty industry lose their ‘AAA’ ratings, the percentage of our fixed income portfolio rated ‘A’ or better will decline by 1% to 94% ‘A’ or better. Our maximum exposure to any individual financial guarantor is 13% of our total investment portfolio.
     At March 31, 2009, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of our credit exposure to any one issue, issuer and type of instrument. At March 31, 2009, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
     We held approximately $521 million in auction rate securities (“ARS”) backed by student loans at March 31, 2009. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed. The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately guaranteed by the United States Department of Education. At March 31, 2009, approximately 90% of our ARS portfolio was AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings. See additional discussion of auction rate securities backed by student loans in Notes 4 and 5 of the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

     At March 31, 2009, our total assets included $1.2 billion of cash and cash equivalents as shown on our consolidated balance sheet. In addition, included in “Other assets” on our consolidated balance sheet at March 31, 2009 is $19.3 million in real estate acquired as part of the claim settlement process. The properties, which are held for sale, are carried at fair value. Also included in “Other assets” is $73.6 million of principal and interest receivable related to the sale of our remaining interest in Sherman.
     At March 31, 2009 we had $169 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, as well as $200 million outstanding under a credit facility, with a total fair value of $458.9 million. The credit facility is scheduled to expire in March 2010. This credit facility is discussed under “Liquidity and Capital Resources” below.
     At March 31, 2009, we also had $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063, which at March 31, 2009 are reflected as a liability on our consolidated balance sheet at the current amortized value of $277 million, with the value of the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $70.2 million at March 31, 2009.
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
     The IRS is presently examining our federal income tax returns for 2005 through 2007. We have not received any proposed adjustments to taxable income or assessments from the IRS related to these years. We believe that income taxes related to these years have been properly provided for in our financial statements.
     The total amount of unrecognized tax benefits as of March 31, 2009 is $90.4 million. All of the benefits would affect our effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $22.0 million for the payment of interest as of March 31, 2009. The establishment of this liability required estimates of potential outcomes of various issues and required significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2009, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $62.1 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through March 31, 2009, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until 2007 may have mitigated the effect of some of these costs, the claims for which may lag, by as much as several years, deterioration in the economic environment for residential real estate. There can be no assurance that contract underwriting remedies will not be material in the future.
Liquidity and Capital Resources
Overview
     Our sources of funds consist primarily of:
•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums that we will receive from our existing insurance in force as well as policies that we write in the future,

•	amounts, if any, remaining available under our credit facility expiring in March 2010 and

•	amounts that we expect to recover from captives (which is discussed in “Results of Consolidated Operations — Risk-Sharing Arrangements” and “Results of Consolidated Operations — Losses — Losses Incurred” above).
     Our obligations at March 31, 2009 consist primarily of:
•	claims payments under MGIC’s mortgage guaranty insurance policies,

•	the amount outstanding under our credit facility that expires in March 2010,

•	$169 million of 5.625% Senior Notes due in September 2011,

•	$300 million of 5.375% Senior Notes due in November 2015,

•	$390 million of convertible debentures due in 2063,

•	interest on the foregoing debt instruments, including deferred interest on our convertible debentures and

•	the other costs and operating expenses of our business.
     Historically cash inflows from premiums have exceeded claim payments. When this is the case, we invest positive cash flows pending future payments of claims and other expenses. However, we anticipate that in the full year 2009, and possibly 2010, claim payments will exceed premiums received. As discussed under “Results of Consolidated Operations — Losses —Losses incurred” above, due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, loan modifications, claims investigations and claim rescissions and denials, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.
     During the first quarter of 2009, we redeemed in exchange for cash from the US Treasury approximately $432 million of tax and loss bonds. We no longer hold any tax and loss bonds. Tax and loss bonds that we purchased were not assets on our balance sheet but were recorded as payments of current federal taxes. For further information about tax and loss bonds, see Note 2, “Income taxes,” to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008.
Debt at Our Holding Company and Holding Company Capital Resources
     For information about debt at our holding company, see Notes 2 and 3 of the Notes to the Consolidated Financial Statements.
     The credit facility, senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which historically has been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During the first three quarters of 2008, MGIC paid three dividends of $15 million each to our holding company, which increased the cash resources of our holding company. As has been the case for the past several years, as a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. In light of the matters discussed under “Overview” of this Form 10-Q and our 10-K MD&A, we do not anticipate seeking approval for any additional dividends from MGIC that would increase the cash resources at the holding company in 2009.

     The credit facility requires us to maintain Consolidated Net Worth of no less than $2.00 billion at all times. However, if as of June 30, 2009, Consolidated Net Worth equals or exceeds $2.75 billion, then the minimum Consolidated Net Worth under the facility will be increased to $2.25 billion at all times from and after June 30, 2009. Consolidated Net Worth is generally defined in our credit agreement as the sum of our consolidated shareholders’ equity plus the aggregate outstanding principal amount of our 9% Convertible Junior Subordinated Debentures due 2063, currently approximately $390 million. The credit facility also requires MGIC to maintain a statutory risk-to-capital ratio of not more than 22:1 and maintain policyholders’ position (which includes MGIC’s statutory surplus and its contingency reserve) of not less than the amount required by Wisconsin insurance regulations. At March 31, 2009, these requirements were met. Our Consolidated Net Worth at March 31, 2009 was approximately $2.7 billion. At March 31, 2009 MGIC’s risk-to-capital was 14.2:1 and MGIC exceeded MPP by approximately $1.2 billion. See additional discussion of risk-to-capital and MPP under “Overview—Outlook—Capital” in our 10-K MD&A and under “Overview — Capital” above in this Form 10-Q. You should also review our risk factor titled “The amounts that we owe under our revolving credit facility and Senior Notes could be accelerated.”
     As of March 31, 2009, we had a total of approximately $358 million in short-term investments at our holding company. These investments are virtually all of our holding company’s liquid assets. As of March 31, 2009, our holding company’s obligations included $369 million of debt which is scheduled to mature before the end of 2011 and must be serviced pending scheduled maturity. On an annual basis, our current use of funds at the holding company for interest payments on our Senior Notes and credit facility approximates $36 million. See note 3 of the Notes to the Consolidated Financial Statements for a discussion of our election to defer payment of interest on our junior convertible debentures. The annual interest payments on these debentures approximate $35 million, excluding semi-annual compounding interest on the deferral.
     In March 2009, we repurchased approximately $31.3 million in par value of our 5.625% Senior Notes due in September 2011. We recognized a gain on the repurchases of approximately $11.9 million, which is included in other revenue on the Consolidated Statement of Operations for the three months ended March 31, 2009. We may from time to time seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.
Risk-to-Capital
     We consider our risk-to-capital ratio an important indicator of our financial strength and our ability to write new business. Some states that regulate us have provisions that limit the risk-to-capital ratio of a mortgage guaranty insurance company to 25:1 (see “Outlook — Overview — Capital” in our 10-K MD&A). If an insurance company’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit.
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
     The premium deficiency reserve discussed under “Results of Consolidated Operations — Losses — Premium deficiency” above is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses, so no deficiency is recorded on a statutory basis.
     Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2009	2008
	($ millions)
Risk in force — net (1)	$52,946	$54,496

Statutory policyholders’ surplus	$1,425	$1,613
Statutory contingency reserve	1,854	2,086

Statutory policyholders’ position	$3,279	$3,699

Risk-to-capital:	16.1:1	14.7:1

(1)	Risk in force — net, as shown in the table above, is net of reinsurance and established loss reserves as discussed under “Overview-Outlook-Capital” in our 10-K MD&A.
     The increase in risk-to-capital during the first quarter of 2009 is the result of a decrease in statutory policyholders’ position. Statutory policyholders’ position decreased in the first quarter of 2009, primarily due to losses incurred. If our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will continue to increase.
     In April 2009 the North Carolina Department of Insurance clarified that a mortgage insurer’s risk outstanding does not include the company’s risk on policies that are currently in default and for which loss reserves have been established. Our risk-to-

capital calculations as shown in the table above do not reflect this clarification from the North Carolina Insurance Department. We anticipate including this clarification in our risk-to-capital calculations beginning with our June 30, 2009 calculations.
     We expect that our risk-to-capital ratio will increase above its level at March 31, 2009. See further discussion under “Overview-Capital” above as well as our Risk Factor titled “Because our policyholders position could decline and our risk-to-capital could increase beyond the levels necessary to meet regulatory requirements we are considering options to obtain additional capital”.
Financial Strength Ratings
     The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba2 by Moody’s Investors Service and the outlook for this rating is considered, by Moody’s, to be developing. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is BB and the outlook for this rating is stable. The financial strength of MGIC is rated BBB by Fitch Ratings with a negative outlook.
     For further information about the importance of MGIC’s ratings, see our Risk Factor titled “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings”.
Contractual Obligations
     At March 31, 2009, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
		Less than			More than
Contractual Obligations ($ millions):	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,106	$272	$288	$102	$2,444
Operating lease obligations	16	6	7	3	—
Purchase obligations	—	—	—	—	—
Pension, SERP and other post-retirement benefit plans	141	8	19	25	89
Other long-term liabilities	5,248	2,362	2,729	157	—

Total	$8,511	$2,648	$3,043	$287	$2,533

     Our long-term debt obligations at March 31, 2009 include our $300 million of 5.375% Senior Notes due in November 2015, $169 million of 5.625% Senior Notes due in September 2011, $200 million outstanding under a credit facility expiring in March 2010 and $390 million in convertible debentures due in 2063, including related interest, as discussed in Notes 2 and 3 to our consolidated financial statements and under “Liquidity and Capital Resources” above. The interest payment on our convertible debentures that was scheduled to be paid on April 1, 2009, but which we elected to defer for 10 years as discussed in Note 3 to our consolidated financial statements, is included in the “More than 5 years” column in the table above. For discussions related to our debt covenants see “-Liquidity and Capital Resources” and our Risk Factor titled “The amounts that we owe under our revolving credit facility and Senior Notes could be accelerated.” Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. See Note 11 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of expected benefit payments under our benefit plans.
     Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. We are including these liabilities because we agreed to do so in 2005 to resolve a comment from the staff of the SEC. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. As discussed under “—Losses incurred” above, due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, loan modifications, claims investigations and claim rescissions and denials, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and “-Critical Accounting Policies” in our 10-K MD&A. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.
     The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. We can not make a reasonably reliable estimate of the timing of payment for the liability for unrecognized tax benefits, net of payments on account, of $22.2 million. See Note 12 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion on unrecognized tax benefits.

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
     Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2009, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2009, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
     The interest rate on our $300 million credit facility is variable and is based on, at our option, LIBOR plus a margin that varies with MGIC’s financial strength rating or a base rate specified in the credit agreement. For each 100 basis point change in LIBOR or the base rate, our interest cost, expressed on an annual basis, would change by 1%. Based on the amount outstanding under our credit facility as of March 31, 2009, this would result in a change of $2 million.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The allegations in the complaints are generally that through the officers named in the complaints, we violated the federal securities laws by failing to disclose or misrepresenting C-BASS’s liquidity, the impairment of our investment in C-BASS, the inadequacy of our loss reserves and that we were not adequately capitalized. The collective time period covered by these lawsuits begins on October 12, 2006 and ends on February 12, 2008. The complaints seek damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. In March 2009, the five lawsuits were consolidated in the U.S. District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. Under the schedule established by the Court, a consolidated complaint is to be filed in by June 15, 2009.
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
Item 1 A. Risk Factors
     With the exception of the changes set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

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
     The mortgage insurance industry is experiencing material losses, especially on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, there is significant uncertainty surrounding what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Unless recent loss trends materially mitigate, MGIC’s policyholders position could decline and its risk-to-capital could increase beyond the levels necessary to meet regulatory requirements to write new business and this could occur before the end of 2009. As a result, we are considering options to obtain capital to write new business, which could occur through the use of claims paying resources that should not be needed to cover obligations on our existing insurance in force, from reinsurance and/or through the sale of equity or debt securities. While we have not pursued raising capital from private sources, we have had discussions with the Office of the Commissioner of Insurance of Wisconsin to explore capital options and the US Treasury to seek a capital investment and/or reinsurance. We understand there is intense competition for government assistance. We cannot predict whether we will be successful in obtaining capital from any source but any sale of additional securities could dilute substantially the interest of existing shareholders and other forms of capital relief could also result in additional costs.
We may not continue to realize benefits from rescissions at the levels we have recently experienced.
     Historically, claims submitted to us on policies we rescinded were less than 5% of our claims resolved during a year. This increased to approximately 15% in the fourth quarter of 2008 and was over 20% in the first quarter of 2009. Rescissions have materially mitigated our paid losses in 2008 and 2009. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions during the second and third quarters of 2009, we can give no assurance that rescissions will continue to mitigate paid losses at the same level we have recently experienced. In addition, if the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy.
Your ownership in our company may be diluted by additional capital that we could raise or if the holders of our convertible debentures convert their debentures into shares of our common stock.
     We have filed, and the SEC has declared effective, a shelf registration statement that would allow us to sell up to $850 million of common stock, preferred stock, debt and other types of securities. While we have no current plans to sell any securities under this registration statement, any capital that we do raise through the sale of common stock or equity or equity-linked securities senior to our common stock or convertible into our common stock will dilute your ownership percentage in our company and may decrease the market price of our common shares. Furthermore, the securities may have rights, preferences and privileges that are senior or otherwise superior to those of our common shares.
     We have approximately $390 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. We have elected to defer the payment of approximately $17.6 million of interest on these debentures that would have been due April 1, 2009 and may defer additional interest in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also converted into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our Convertible Junior Subordinated Debentures due in 2063 are convertible, at the holder’s option, into shares of our common stock. For information about the terms of conversion, see Note 3, “Convertible debentures and related derivatives,” to our consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q. Through the end of the first quarter of 2009, no holder of our convertible debentures had elected to convert them into shares of our common stock. Through May 5, 2009, when this Quarterly Report on Form 10-Q was finalized, at the election of holders of our convertible debentures, we issued 44,229 shares of our common stock in exchange for $477,000 of our convertible debentures. Of the shares issued, 35,333 shares were issued in exchange for the principal amount of the convertible debentures and the remaining 8,896 shares were issued in exchange for the deferred interest owed pursuant to the convertible debentures that were exchanged. In addition, we paid holders of the convertible debentures a nominal amount of cash in lieu of issuing fractional shares in connection with these conversions. We relied on Section 3(a)(9) of the Securities Act of 1933, as amended, as providing an exemption from registering the exchange of these shares of common stock under the Securities Act.

ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 11, 2009.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer

J. Michael Lauer
Executive Vice President and Chief Financial Officer

\s\ Joseph J. Komanecki

Joseph J. Komanecki
Senior Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

10.11.3	Form of Letter Agreement Amending Certain of the Company’s Key Executive Employment and Severance Agreements [Incorporated by reference to Exhibit 10.11.3 to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2009]

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and through updating of various statistical and other information