Form 10-Q
period 2009-06-30
MGIC INVESTMENT CORP
filed 2009-08-10
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2009

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

YES ☐	NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	07/31/09	125,101,730

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2009 (Unaudited) and December 31, 2008

		As adjusted
		(note 1)
	June 30,	December 31,
	2009	2008
	(In thousands of dollars)
ASSETS
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2009-$7,412,380; 2008-$7,120,690)	$7,475,530	$7,042,903
Equity securities (cost, 2009-$2,826; 2008-$2,778)	2,748	2,633

Total investment portfolio	7,478,278	7,045,536

Cash and cash equivalents	1,008,190	1,097,334
Accrued investment income	89,404	90,856
Reinsurance recoverable on loss reserves	363,520	232,988
Prepaid reinsurance premiums	3,857	4,416
Premiums receivable	95,834	97,601
Home office and equipment, net	30,146	32,255
Deferred insurance policy acquisition costs	9,973	11,504
Income taxes recoverable	—	370,473
Other assets	142,827	163,771

Total assets	$9,222,029	$9,146,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves (note 12)	$5,698,638	$4,775,552
Premium deficiency reserves (note 12)	227,149	454,336
Unearned premiums	313,084	336,098
Short- and long-term debt (note 2)	426,948	698,446
Convertible debentures (note 3)	281,486	272,465
Income taxes payable	28,177	—
Other liabilities	229,538	175,604

Total liabilities	7,205,020	6,712,501

Contingencies (note 5)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 460,000,000; shares issued, 06/30/2009 - 130,162,973 12/31/08 - 130,118,744; shares outstanding, 06/30/09 - 125,101,730 12/31/08 - 125,068,350	130,163	130,119
Paid-in capital	435,410	440,542
Treasury stock (shares at cost, 06/30/09 - 5,061,243 12/31/08 - 5,050,394)	(269,698)	(276,873)
Accumulated other comprehensive loss, net of tax (note 9)	(1,459)	(106,789)
Retained earnings	1,722,593	2,247,234

Total shareholders’ equity	2,017,009	2,434,233

Total liabilities and shareholders’ equity	$9,222,029	$9,146,734

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		As adjusted		As adjusted
		(note 1)		(note 1)
	2009	2008	2009	2008
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$359,781	$423,766	$737,735	$844,312
Assumed	844	3,239	2,307	6,002
Ceded	(30,242)	(55,208)	(62,146)	(110,063)

Net premiums written	330,383	371,797	677,896	740,251
Decrease (increase) in unearned premiums, net	16,749	(21,505)	25,066	(44,471)

Net premiums earned	347,132	350,292	702,962	695,780
Investment income, net of expenses	78,036	76,982	155,209	149,464
Realized investment gains (losses), excluding other-than-temporary impairments (note 7)	23,920	(1,755)	32,361	(2,949)
Net investment impairment losses (note 7)	(9,401)	(8,508)	(35,103)	(8,508)
Other revenue	14,795	7,522	34,237	14,621

Total revenues	454,482	424,533	889,666	848,408

Losses and expenses:
Losses incurred, net	769,631	688,143	1,527,524	1,379,791
Change in premium deficiency reserves (note 12)	(62,386)	(158,898)	(227,187)	(422,679)
Underwriting and other expenses, net	61,721	68,236	124,270	145,222
Reinsurance fee (note 4)	—	363	26,407	363
Interest expense	23,930	22,946	47,856	34,019

Total losses and expenses	792,896	620,790	1,498,870	1,136,716

Loss before tax and joint ventures	(338,414)	(196,257)	(609,204)	(288,308)
Provision (credit) for income tax (note 11)	1,421	(85,215)	(84,809)	(132,792)
Income from joint ventures, net of tax	—	11,157	—	21,134

Net loss	$(339,835)	$(99,885)	$(524,395)	$(134,382)

Loss per share (note 6):
Basic	$(2.74)	$(0.81)	$(4.22)	$(1.29)

Diluted	$(2.74)	$(0.81)	$(4.22)	$(1.29)

Weighted average common shares outstanding — diluted (shares in thousands, note 6)	124,244	123,834	124,122	103,981

Dividends per share	$—	$0.025	$—	$0.050

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Year Ended December 31, 2008 and Six Months Ended June 30, 2009 (unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (loss)	earnings	(loss) income
			(In thousands of dollars)
Balance, December 31, 2007	$123,067	$316,649	$(2,266,364)	$70,675	$4,350,316

Net loss	—	—	—	—	(525,356)	$(525,356)
Change in unrealized investment gains and losses, net	—	—	—	(116,939)	—	(116,939)
Dividends declared	—	—	—	—	(8,159)
Common stock shares issued	7,052	68,706	—	—	—
Reissuance of treasury stock, net	—	(41,686)	1,989,491	—	(1,569,567)
Equity compensation	—	20,562	—	—	—
Defined benefit plan adjustments, net	—	—	—	(44,649)	—	(44,649)
Unrealized foreign currency translation adjustment	—	—	—	(16,354)	—	(16,354)
Convertible debentures issued (note 3)	—	77,300	—	—	—
Other	—	(989)	—	478	—	478

Comprehensive loss	—	—	—	—	—	$(702,820)

Balance, December 31, 2008, as adjusted (note 1)	$130,119	$440,542	$(276,873)	$(106,789)	$2,247,234

Net loss	—	—	—	—	(524,395)	$(524,395)
Change in unrealized investment gains and losses, net	—	—	—	90,677	—	90,677
Common stock shares issued	44	167	—	—	—
Reissuance of treasury stock, net	—	(11,652)	7,175	—	(541)
Equity compensation	—	6,353	—	—	—
Unrealized foreign currency translation adjustment	—	—	—	14,653	—	14,653
Other	—	—	—	—	295

Comprehensive loss	—	—	—	—	—	$(419,065)

Balance, June 30, 2009	$130,163	$435,410	$(269,698)	$(1,459)	$1,722,593

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended
	June 30,
		As adjusted
		(note 1)
	2009	2008
	(In thousands of dollars)
Cash flows from operating activities:
Net loss	$(524,395)	$(134,382)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	3,961	4,393
Increase in deferred insurance policy acquisition costs	(2,430)	(3,618)
Depreciation and amortization	32,201	14,734
Decrease (increase) in accrued investment income	1,452	(13,636)
Increase in reinsurance recoverable on loss reserves	(130,532)	(135,329)
Decrease in prepaid reinsurance premiums	559	593
Decrease (increase) in premium receivable	1,767	(1,303)
Decrease in book value of real estate owned	25,000	80,231
Increase in loss reserves	923,086	758,691
Decrease in premium deficiency reserve	(227,187)	(422,679)
(Decrease) increase in unearned premiums	(23,014)	48,152
Decrease in income taxes recoverable	398,650	647,163
Equity earnings in joint ventures	—	(29,363)
Distributions from joint ventures	—	22,010
Realized gains (losses), excluding other-than-temporary impairments	(32,361)	11,457
Net investment impairment losses	35,103	—
Other	(51,799)	9,717

Net cash provided by operating activities	430,061	856,831

Cash flows from investing activities:
Purchase of fixed maturities	(2,260,868)	(2,040,723)
Purchase of equity securities	(48)	(43)
Additional investment in joint ventures	—	(490)
Sale of investment in joint ventures	—	27,594
Proceeds from sale of fixed maturities	1,641,643	852,957
Proceeds from maturity of fixed maturities	318,961	241,101
Other	32,867	2,496

Net cash used in investing activities	(267,445)	(917,108)

Cash flows from financing activities:
Dividends paid to shareholders	—	(5,013)
Repayment of note payable	(200,000)	—
Repayment of long-term debt	(51,760)	—
Net proceeds from convertible debentures	—	377,303
Reissuance of treasury stock	—	383,959
Common stock issued	—	75,758

Net cash (used in) provided by financing activities	(251,760)	832,007

Net (decrease) increase in cash and cash equivalents	(89,144)	771,730
Cash and cash equivalents at beginning of period	1,097,334	288,933

Cash and cash equivalents at end of period	$1,008,190	$1,060,663

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
In the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly present our financial position and results of operations for the periods indicated. We have considered subsequent events through the date of this filing, August 10, 2009. The results of operations for the six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.
New Accounting Standards
In May 2009 the Financial Accounting Standards Board (FASB) issued FASB Statement 165, “Subsequent Events”. The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We have applied these requirements beginning with the quarter ended June 30, 2009.
In June 2009 the FASB issued Statement 167, “Amendments to FASB Interpretation 46(R).” The objective of this statement is to improve financial reporting by companies involved with variable interest entities. The statement is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the provisions of this statement and the impact on our financial statements and disclosures.
In June 2009 the FASB issued Statement 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162”. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then existing non-SEC accounting and reporting standards. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our financial statement disclosures beginning in the third quarter of 2009 will contain Codification citations in place of any corresponding references to legacy accounting pronouncements.
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
The following tables show the impact of our adoption of this FSP on our 2008 financial results:
     CONSOLIDATED BALANCE SHEET

		As originally
	As adjusted	reported
	December 31,	December 31,
	2008	2008
	(Unaudited)	(audited)
	(in thousand of dollars)
Income taxes recoverable	$370,473	$406,568
Convertible debentures	272,465	375,593
Shareholders’ equity	2,434,233	2,367,200
     CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
		As originally		As originally
	As adjusted	reported	As adjusted	reported
	(Unaudited) (In thousands of dollars, except per share data)
Interest expense	$22,946	$19,891	$34,019	$30,805
Credit for income tax	(85,215)	(84,146)	(132,792)	(131,667)
Net loss	(99,885)	(97,899)	(134,382)	(132,293)
Diluted loss per share	(0.81)	(0.79)	(1.29)	(1.27)
In addition the adoption will result in an increase to interest expense of $16.3 million for 2009, $20.4 million for 2010, $25.5 million for 2011, $31.7 million for 2012 and $9.0 million for 2013. These increases, and those shown in the tables above, result from our Convertible Junior Subordinated Debentures issued in 2008 and discussed in Note 3.
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
In April 2009 the Financial Accounting Standards Board (FASB) issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, “Fair Value Measurements”. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The FSPs are effective for interim and annual periods ending after June 15, 2009. We adopted the provision of these FSPs as of April 1, 2009. The adoption of these standards did not have a material impact on our financial position or results of operations. (See Note 7.)
In December 2008, the FASB issued FSP 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which amends FASB Statement No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP is effective for fiscal years ending after December 15, 2009. We are currently evaluating the provisions of this statement and the impact this statement will have on our disclosures.
Reclassifications
Certain reclassifications have been made in the accompanying financial statements to 2008 amounts to conform to 2009 presentation.
Note 2 — Short- and long-term debt, excluding convertible debentures discussed in Note 3
In June 2009 we repaid the $200 million that was then outstanding under our bank revolving credit facility and terminated the facility. At December 31, 2008 we had $200 million outstanding under that facility, which was scheduled to expire in March 2010.
Through June 30, 2009, we repurchased approximately $71.6 million in par value of our 5.625% Senior Notes due in September 2011. We recognized a gain on the repurchases of approximately $19.9 million, which is included in other revenue on the

Consolidated Statement of Operations for the six months ended June 30, 2009. At June 30, 2009 we had approximately $128.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015 outstanding. At December 31, 2008 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015 outstanding. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholder’s equity of at least 15% of our consolidated shareholders equity.
If (i) we fail to meet any of the covenants of the Senior Notes discussed above or (ii) we fail to make a payment of principal of the Senior Notes when due or a payment of interest on the Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the applicable series of Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of either series of our Senior Notes each would have the right to accelerate the maturity of that debt. In addition, the Trustee of these two issues of Senior Notes could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.
At June 30, 2009 and December 31, 2008, the fair value of the amount outstanding under our Senior Notes was $290.8 million and $338.3 million, respectively. The fair value of amounts outstanding under our credit facility at December 31, 2008 was $200 million. The fair value of our credit facility was approximated at par and the fair value of our Senior Notes was determined using publicly available trade information.
Interest payments on all long-term and short-term debt, excluding the convertible debentures, were $20.1 million and $21.4 million for the six months ended June 30, 2009 and 2008, respectively.
Note 3 — Convertible debentures and related derivatives
In March and April 2008 we completed the sale of $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. For more information about the effective interest rate and related effect on interest expense, see the discussion of FSP APB 14-1 in Note 1 — New Accounting Standards. At June 30, 2009 and December 31, 2008 we had $389.5 million and $390.0 million, respectively, of principal amount outstanding on the convertible debentures with the amortized value reflected as a liability on our consolidated balance sheet of $281.5 million and $272.5 million, respectively, with the unamortized discount reflected in equity. The debentures were sold in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the debentures is payable semi-annually in arrears on April 1 and October 1 of each year. As long as no event of default with respect to the debentures has occurred and is continuing, we may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures. Violations of the covenants under the Indenture governing the debentures, including covenants to provide certain documents to the trustee, are not events of default under the Indenture and would not allow the acceleration of amounts that we owe under the debentures. Similarly, events of default under, or acceleration of, any of our other obligations, including those described in “Note 2 — Short- and long-term debt, excluding convertible debentures discussed in Note 3” would not allow the acceleration of amounts that we owe under the debentures. However, violations of the events of default under the Indenture, including a failure to pay principal when due under the debentures and certain events of bankruptcy, insolvency or receivership involving our holding company would allow acceleration of amounts that we owe under the debentures.
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
The net proceeds of Alternative Payment Mechanism sales are to be applied to the payment of deferred interest, including the compound portion. We cannot pay deferred interest other than from the net proceeds of Alternative Payment Mechanism sales, except at the final maturity of the debentures or at the tenth anniversary of the start of the interest deferral. The Alternative Payment Mechanism does not require us to sell common stock or warrants before the fifth anniversary of the interest payment date on which that deferral started if the net proceeds (counting any net proceeds of those securities previously sold under the Alternative Payment Mechanism) would exceed the 2% cap. The 2% cap is 2% of the average closing price of our common stock times the number of our outstanding shares of common stock. The average price is determined over a specified period ending before the issuance of the common stock or warrants being sold, and the number of outstanding shares is determined as of the date of our most recent publicly released financial statements.
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
The debentures rank junior to all of our existing and future senior indebtedness. The net proceeds of the debentures were approximately $377 million. A portion of the net proceeds of the debentures and a concurrent offering of common stock was used to increase the capital of MGIC and a portion was used for our general corporate purposes. Debt issuance costs are being amortized over the expected life of five years to interest expense.
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
The debentures are currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. If a holder elects to convert their debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for the deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In the second quarter of 2009, we issued 44,220 shares of our common stock on conversion of $477,000 principal amount of our convertible debentures.
In lieu of issuing shares of common stock upon conversion of the debentures occurring after April 6, 2013, we may, at our option, make a cash payment to converting holders equal to the value of all or some of the shares of our common stock otherwise issuable upon conversion.
The fair value of the convertible debentures was approximately $161.7 million at June 30, 2009, as determined using available pricing for these debentures or similar instruments.

Note 4 — Reinsurance
Effective January 1, 2009, we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured on an excess of loss basis through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. New business remains eligible to be ceded under quota share reinsurance arrangements, limited to a 25% cede rate.
In June 2008 we entered into a reinsurance agreement that was effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began April 1, 2008 and was scheduled to end on December 31, 2010, subject to two one-year extensions that could have been exercised by the reinsurer. Effective March 20, 2009, we terminated this reinsurance agreement. The termination resulted in a reinsurance fee of $26.4 million as reflected in our results of operations for the six months ended June 30, 2009. There are no further obligations under this reinsurance agreement.
Note 5 — Litigation and contingencies
In addition to the matters described below, we are involved in other litigation in the ordinary course of business. In our opinion, the ultimate resolution of this ordinary course litigation will not have a material adverse effect on our financial position or results of operations.
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
We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements, that could have a material adverse effect on us.
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
In October 2007, the Division of Enforcement of the Securities and Exchange Commission requested that we voluntarily furnish documents and information primarily relating to C-BASS, the now-terminated merger with Radian and the subprime mortgage assets “in the Company’s various lines of business.” We have provided responsive documents and/or other information to the Securities and Exchange Commission and understand this matter is ongoing.
Five previously-filed class purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Consolidated Class Action Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. The Complaint also names two officers of C-BASS with respect to the Complaint’s allegations regarding C-BASS. The purported class period covered by this lawsuit begins on October 12, 2006 and ends on February 12, 2008. The complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaint. We will be filing a motion to dismiss this consolidated complaint in August 2009. However, we are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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
Historically, claims submitted to us on policies we rescinded were not a material portion of our claims paid during a year. However, beginning in 2008 and continuing through the end of the second quarter of 2009 rescissions have materially mitigated our paid losses. If an insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. We are not involved in arbitration or judicial proceedings regarding a material amount of our rescissions. However, we have had discussions with lenders regarding their objections to rescissions that in the aggregate are material.
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
Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the six months ended June 30, 2009 and 2008.

Note 6 — Earnings (loss) per share
Our basic and diluted earnings (loss) per share (“EPS”) have been calculated in accordance with SFAS No. 128, “Earnings Per Share” and FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities with non-forfeitable rights to dividends of 1.9 million and 1.6 million, respectively, for the three months ended June 30, 2009 and 2008 and 1.9 million and 1.4 million, respectively for the six months ended June 30, 2009 and 2008 because they were anti-dilutive due to our reported net loss. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debentures (issued in March 2008). In accordance with SFAS 128, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. The following is a reconciliation of the weighted average number of shares; however for the three months ended June 30, 2009 and 2008 common stock equivalents of 35.0 million and 27.3 million, respectively, and for the six months ended June 30, 2009 and 2008 common stock equivalents of 35.3 million and 16.6 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)
Weighted-average shares — Basic	124,244	123,834	124,122	103,981
Common stock equivalents	—	—	—	—

Weighted-average shares — Diluted	124,244	123,834	124,122	103,981

Note 7 — Investments
The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at June 30, 2009 and December 31, 2008 are shown below. Debt securities consist of fixed maturities and short-term investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009:	Cost	Gains	Losses (1)	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$385,452	$4,100	$(734)	$388,818
Obligations of U.S. states and political subdivisions	5,568,475	159,722	(106,762)	5,621,435
Corporate debt securities	1,218,646	20,159	(8,464)	1,230,341
Residential mortgage-backed securities	129,247	3,307	(9,279)	123,275
Debt securities issued by foreign sovereign governments	110,560	1,954	(853)	111,661

Total debt securities	7,412,380	189,242	(126,092)	7,475,530
Equity securities	2,826	1	(79)	2,748

Total investment portfolio	$7,415,206	$189,243	$(126,171)	$7,478,278

(1)	There are no other-than-temporary losses included in other comprehensive income at June 30, 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008:	Cost	Gains	Losses	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$168,917	$21,297	$(405)	$189,809
Obligations of U.S. states and political subdivisions	6,401,903	141,612	(237,575)	6,305,940
Corporate debt securities	314,648	6,278	(4,253)	316,673
Residential mortgage-backed securities	151,774	3,307	(14,251)	140,830
Debt securities issued by foreign sovereign governments	83,448	6,203	—	89,651

Total debt securities	7,120,690	178,697	(256,484)	7,042,903
Equity securities	2,778	—	(145)	2,633

Total investment portfolio	$7,123,468	$178,697	$(256,629)	$7,045,536

The amortized cost and fair values of debt securities at June 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
June 30, 2009	Cost	Value
	(In thousands of dollars)
Due in one year or less	$146,111	$146,790
Due after one year through five years	2,207,553	2,248,021
Due after five years through ten years	1,320,007	1,368,731
Due after ten years	3,091,762	3,079,297

	6,765,433	6,842,839

Auction rate securities	517,700	509,417
Residential mortgage-backed securities	129,247	123,274

Total at June 30, 2009	$7,412,380	$7,475,530

	Amortized	Fair
December 31, 2008	Cost	Value
	(In thousands of dollars)
Due in one year or less	$432,727	$435,045
Due after one year through five years	1,606,915	1,630,086
Due after five years through ten years	1,230,379	1,283,317
Due after ten years	3,174,995	3,029,725

	6,445,016	6,378,173

Auction rate securities	523,900	523,900
Residential mortgage-backed securities	151,774	140,830

Total at December 31, 2008	$7,120,690	$7,042,903

At June 30, 2009 and December 31, 2008, the investment portfolio had gross unrealized losses of $126.2 million and $256.6 million, respectively. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2009	Value	Losses	Value	Losses	Value	Losses
			(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$194,539	$512	$1,384	$221	$195,923	$733
Obligations of U.S. states and political subdivisions	1,015,304	18,782	960,961	87,980	1,976,265	106,762
Corporate debt securities	390,124	8,189	4,660	275	394,784	8,464
Residential mortgage-backed securities	—	—	32,481	9,279	32,481	9,279
Debt issued by foreign sovereign governments	5,951	45	25,819	808	31,770	853
Equity securities	95	1	2,252	79	2,347	80

Total investment portfolio	$1,606,013	$27,529	$1,027,557	$98,642	$2,633,570	$126,171

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
			(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,106	$245	$1,242	$160	$14,348	$405
Obligations of U.S. states and political subdivisions	1,640,406	102,437	552,191	135,138	2,192,597	237,575
Corporate debt securities	72,711	4,127	1,677	126	74,388	4,253
Residential mortgage-backed securities	41,867	14,251	—	—	41,867	14,251
Debt issued by foreign sovereign governments	—	—	—	—	—	—
Equity securities	227	10	2,062	135	2,289	145

Total investment portfolio	$1,768,317	$121,070	$557,172	$135,559	$2,325,489	$256,629

There were 501 securities in an unrealized loss position at June 30, 2009. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at June 30, 2009 and December 31, 2008, compared to the interest rates at the time of purchase. Of those securities in an unrealized loss position greater than 12 months, 238 securities had a fair value greater than 80% of amortized cost and 16 securities had a fair value less than 80% of amortized cost.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The FSP requires us to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which we assert that we do not have the intent to sell the security, and it is more likely than not that we will not be required to sell the security before recovery of our cost basis. Under this FSP the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (such as changes in interest rates or market conditions) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. This FSP is effective for the quarter ending June 30, 2009.
Each quarter we perform reviews of our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to the following:
•	the extent and duration of the decline;

•	failure of the issuer to make scheduled interest or principal payments;

•	change in rating below investment grade;

•	adverse conditions specifically related to the security, an industry, or a geographic area, and

•	our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery.
Under the current guidance a debt security impairment is deemed other than temporary if (1) we either intend to sell the security, or its is more likely than not that we will be required to sell the security before recovery or (2) we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the second quarter and first six months of 2009 we recognized OTTI in earnings of $9.4 million and $35.1 million, respectively, related to securities that we intend to sell.
The net realized investment gains (losses) are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands of dollars)
Net realized investment gains (losses) on investments:
Fixed maturities	$14,375	$(9,965)	$(3,034)	(10,888)
Equity securities	12	(13)	136	(7)
Joint ventures	—	(274)	—	(274)
Other	132	(11)	156	(288)

	$14,519	$(10,263)	$(2,742)	(11,457)

Note 8 — Fair value measurements
We adopted SFAS No. 157 and SFAS No. 159 effective January 1, 2008. Both standards address aspects of the expanding application of fair-value accounting. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition. For the six months ended June 30, 2009 and 2008, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.
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
Assets and liabilities classified as Level 3 are as follows:
•	Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities. Our investments in auction-rate securities were classified as Level 3 beginning in the fourth quarter of 2008 as observable inputs or value drivers were unavailable due to events described in Note 4 of our Notes to Financial Statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2008 and June 30, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions.
o	Nominal credit risk as securities are ultimately guaranteed by the United States Department of Education;

o	Liquidity by December 31, 2012;

o	Continued receipt of contractual interest; and

o	Discount rates incorporating at least a 1.50% spread for liquidity risk
The remainder of our level 3 securities are valued based on the present value of expected cash flows utilizing data provided by the trustees.

•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.
Fair value measurements for items measured at fair value included the following as of June 30, 2009 and December 31, 2008:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands of dollars)
June 30, 2009
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$388,818	$388,818	$—	$—
Obligations of U.S. states and political subdivisions	5,621,435	—	5,235,097	386,338
Corporate debt securities	1,230,341	2,370	1,093,901	134,070
Residential mortgage-backed securities	123,275	—	123,275	—
Debt securities issued by foreign sovereign governments	111,661	99,898	11,763	—

Total debt securities	7,475,530	491,086	6,464,036	520,408
Equity securities	2,748	2,427		321

Total investments	7,478,278	493,513	6,464,036	520,729
Real estate acquired (1)	7,858	—	—	7,858

December 31, 2008
Assets
Total investments	$7,045,536	$281,248	$6,218,338	$545,950
Real estate acquired (1)	32,858	—	—	32,858

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.
For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2009 and 2008 is as follows:

	Obligations of U.S.
	States and Political	Corporate Debt	Equity	Total	Real Estate
	Subdivisions	Securities	Securities	Investments	Acquired
	(In thousands of dollars)
Balance at March 31, 2009	$393,512	$138,450	$321	$532,283	$19,301
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	—	—	—	—	—
Included in earnings and reported as losses incurred, net	—	—	—	—	(1,736)
Included in other comprehensive income	(6,103)	(2,180)	—	(8,283)	—

Purchases, issuances and settlements	(1,071)	(2,200)	—	(3,271)	(9,707)
Transfers in and/or out of Level 3	—	—	—	—	—

Balance at June 30, 2009	$386,338	$134,070	$321	$520,729	$7,858

Amount of total losses included in earnings for the three month period ended June 30, 2009 attributable to the change in unrealized losses on assets still held at June 30, 2009	$—	$—	$—	$—	$(1,142)

	Obligations of U.S.
	States and Political	Corporate Debt	Equity	Total	Real Estate
	Subdivisions	Securities	Securities	Investments	Acquired
	(In thousands of dollars)
Balance at December 31, 2008	$395,388	$150,241	$321	$545,950	$32,858
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	—	(10,107)	—	(10,107)	—
Included in earnings and reported as losses incurred, net	—	—	—	—	(1,889)
Included in other comprehensive income	(6,103)	(1,429)	—	(7,532)	—

Purchases, issuances and settlements	(2,947)	(4,635)	—	(7,582)	(23,111)
Transfers in and/or out of Level 3	—	—	—	—	—

Balance at June 30, 2009	$386,338	$134,070	$321	$520,729	$7,858

Amount of total losses included in earnings for the six month period ended June 30, 2009 attributable to the change in unrealized losses on assets still held at June 30, 2009	$—	$(10,107)	$—	$(10,107)	$(1,167)

	Total Investments	Real Estate Acquired	Other Liabilities
	(In thousands of dollars)
Balance at March 31, 2008	$32,513	$110,698	$(20,547)
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment losses, net	(3,339)	—	—
Included in earnings and reported as other revenue	—	—	(3,351)
Included in earnings and reported as losses incurred, net	—	(12,171)	—
Included in other comprehensive income	5,482	—	—
Purchases, issuances and settlements	2,692	(33,908)	1,741
Transfers in and/or out of Level 3	—	—	—

Balance at June 30, 2008	$37,348	$64,619	$(22,157)

Amount of total losses included in earnings for the three month period ended June 30, 2008 attributable to the change in unrealized gains (losses) on assets (liabilities) still held at June 30, 2008	$(3,339)	$(11,893)	$(14,416)

	Total Investments	Real Estate Acquired	Other Liabilities
	(In thousands of dollars)
Balance at January 1, 2008	$37,195	$145,198	$(12,132)
Total realized/unrealized gains (losses):

Included in earnings and reported as realized investment losses, net	(6,054)	—	—
Included in earnings and reported as other revenue	—	—	(6,823)
Included in earnings and reported as losses incurred, net	—	(17,758)	—
Included in other comprehensive income	3,543	—	—
Purchases, issuances and settlements	2,664	(62,821)	(3,202)
Transfers in and/or out of Level 3	—	—	—

Balance at June 30, 2008	$37,348	$64,619	$(22,157)

Amount of total losses included in earnings for the six month period ended June 30, 2008 attributable to the change in unrealized gains (losses) on assets (liabilities) still held at June 30, 2008	$(6,054)	$(15,807)	$(17,888)

Note 9 — Comprehensive income
Our total comprehensive income, as calculated per SFAS No. 130, “Reporting Comprehensive Income”, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In thousands of dollars)
Net loss	$(339,835)	$(99,885)	$(524,395)	$(134,382)
Other comprehensive income (loss)	28,869	(28,290)	105,330	(59,748)

Total comprehensive loss	$(310,966)	$(128,175)	$(419,065)	$(194,130)

Other comprehensive income (loss) (net of tax):
Change in unrealized gains and losses on investments	$13,443	$(32,155)	90,677	(67,304)
Unrealized foreign currency translation adjustment	15,426	4,219	14,653	7,847
Other	—	(354)	—	(291)

Other comprehensive income (loss)	$28,869	$(28,290)	$105,330	$(59,748)

At June 30, 2009, accumulated other comprehensive loss of ($1.5) million included ($47.9) million relating to defined benefit plans, offset by $6.7 million related to foreign currency translation adjustment and $39.7 million of net unrealized gains on investments. At December 31, 2008, accumulated other comprehensive loss of ($106.8) million included ($51.0) million of net unrealized losses on investments, ($47.9) million relating to defined benefit plans and ($7.9) million related to foreign currency translation adjustment.
Note 10 — Benefit Plans
The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended
	June 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2009	2008	2009	2008
		(In thousands of dollars)
Service cost	$2,032	$2,036	$339	$888
Interest cost	3,478	3,332	332	1,179
Expected return on plan assets	(3,849)	(4,805)	(562)	(941)
Recognized net actuarial loss	1,446	114	380	—
Amortization of transition obligation	—	—	—	71
Amortization of prior service cost	201	171	(1,515)	—

Net periodic benefit cost	$3,308	$848	$(1,026)	$1,197

	Six Months Ended
	June 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2009	2008	2009	2008
		(In thousands of dollars)
Service cost	$4,077	$4,072	$640	$1,776
Interest cost	7,150	6,664	732	2,358
Expected return on plan assets	(7,670)	(9,610)	(1,115)	(1,882)
Recognized net actuarial loss	3,165	228	852	—
Amortization of transition obligation	—	—	—	142
Amortization of prior service cost	359	342	(3,030)	—

Net periodic benefit cost	$7,081	$1,696	$(1,921)	$2,394

In October 2008 we amended our postretirement benefit plan under which we provide both medical and dental benefits for our retired employees and their spouses. Under this plan retirees pay a premium for these benefits. The amendment, which is effective January 1, 2009, includes the termination of benefits provided to retirees once they reach the age of 65. This amendment significantly reduced our accumulated postretirement benefit obligation. The amendment also reduces our net periodic benefit cost in future periods beginning with the six months ended June 30, 2009. The 2008 net periodic benefits costs in the table above are not affected by the amendment.
We previously disclosed in our financial statements for the year ended December 31, 2008 that we expected to contribute approximately $10.0 million and zero, respectively, to our pension and postretirement plans in 2009. In the first half of 2009 we have not yet made any contributions to the pension plan.
In May 2009 we amended our profit sharing and 401(k) savings plan such that no new investments can be made in company stock.

Note 11 — Income Taxes
Valuation Allowance
We review the need to establish a valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have reduced our credit for income tax by establishing a valuation allowance in the first six months of 2009.
In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction. The reserves are included in taxable income in future years when they are released for statutory accounting purposes (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Risk-to-Capital”) or when the taxpayer elects to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. Since the tax effect on these reserves exceeded the gross deferred tax assets less deferred tax liabilities, we believe that all gross deferred tax assets recorded in periods prior to March 31, 2009 were fully realizable. Therefore, we established no valuation reserve.
In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds. Therefore, the remaining contingency reserves will be released and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any credit for income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. The valuation allowance, established in the first six months of 2009, reduced our credit for income taxes by $164.1 million, as shown in the table below. In the event of future operating losses, due to the anticipated establishment of valuation allowances, we will no longer be able to provide any credit for income taxes.

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
	($ millions)
Credit for income taxes	$(131.7)	$(248.9)
Valuation allowance	133.1	164.1

Tax provision (benefit)	$1.4	$(84.8)

Note 12 — Loss Reserves and Premium Deficiency Reserve
Loss Reserves
Losses incurred for the second quarter of 2009 increased compared to the second quarter of 2008 primarily due to a larger increase in the default inventory. The default inventory increased by 16,519 delinquencies in the second quarter of 2009, compared to an increase of 14,642 in the second quarter of 2008. We believe that the default inventory will continue to increase in the second half of 2009. The estimated severity remained relatively stable in the second quarter of 2009, but was higher than the comparable period in 2008. The estimated claim rate remained flat in the second quarter of 2009 and 2008.
Losses incurred for the first six months of 2009 increased compared to the same periods in 2008 primarily due to a larger increase in the default inventory. The default inventory increased by 30,049 delinquencies in the first half of 2009, compared to an increase of 21,111 in the first half of 2008. The estimated severity continued to increase in the first half of 2009 primarily as a result of the default inventory containing higher loan exposures with expected higher average claim payments. The increase in estimated severity was less substantial than the increase experienced during the first half of 2008. The estimated claim rate remained flat for the first half of 2009, compared to a slight increase in the estimated claim rate in the first half of 2008.
Our loss estimates are established based upon historical experience. We continue to experience increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 14,960 as of December 31, 2008 to 17,009 as of March 31, 2009 and 17,892 as of June 30, 2009. Our Florida delinquencies increased from 29,380 as of December 31, 2008 to 32,689 as of March 31, 2009 and 34,901 as of June 30, 2009. The average claim paid on California loans in 2008 and 2009 was more than twice as high as the average claim paid for the remainder of the country.
Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 and continuing through the end of the second quarter of 2009 rescissions have materially mitigated our paid losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions during the remainder of 2009, we can give no assurance that rescissions will continue to mitigate paid losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. See our risk factor titled “We may not continue to realize benefits from rescissions at the level we have recently experienced.” We rescinded approximately $286 million and $449 million, respectively, of claim obligations that would have otherwise been paid or applied to a deductible in the second quarter and first six months of 2009, compared to $31 million and $52 million, respectively, in the second quarter and first six months of 2008. Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received two quarters or less before the end of our most recently completed quarter to allow sufficient time for a substantial percentage of the claims received in these two quarters to reach resolution.

As of June 30, 2009
Ever to Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)
Q1 2008	12.6%	99.9%
Q2 2008	15.5%	99.2%
Q3 2008	16.5%	93.6%
Q4 2008	11.8%	79.1%

(1)	This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.

(2)	This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims rescinded.
We anticipate that the ever-to-date rescission rate in the most recent quarters will increase as the ever-to-date resolution percentage approaches 100%.
Information about the composition of the primary insurance default inventory at June 30, 2009, December 31, 2008 and June 30, 2008 appears in the table below. Reduced documentation loans only appear in the reduced documentation category and do not appear in any of the other categories.

	June 30,	December 31,	June 30,
	2009	2008	2008
Total loans delinquent (1)	212,237	182,188	128,231
Percentage of loans delinquent (default rate)	14.97%	12.37%	8.60%

Prime loans delinquent (2)	119,174	95,672	60,505
Percentage of prime loans delinquent (default rate)	10.15%	7.90%	5.01%

A-minus loans delinquent (2)	33,418	31,907	24,859
Percentage of A-minus loans delinquent (default rate)	33.81%	30.19%	21.80%

Subprime credit loans delinquent (2)	12,819	13,300	12,425
Percentage of subprime credit loans delinquent (default rate)	44.78%	43.30%	36.59%

Reduced documentation loans delinquent (3)	46,826	41,309	30,442
Percentage of reduced doc loans delinquent (default rate)	40.19%	32.88%	22.51%

(1)	At June 30, 2009, December 31, 2008 and June 30, 2008, 44,975, 45,482 and 41,312 loans in default, respectively, related to Wall Street bulk transactions.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.

Premium Deficiency Reserve
The components of the premium deficiency reserve at June 30, 2009, March 31, 2009 and December 31, 2008 appears in the table below.

	June 30,	March 31,	December 31,
	2009	2009	2008
		($ millions)
Present value of expected future premium	$595	$656	$712

Present value of expected future paid losses and expenses	(2,491)	(2,767)	(3,063)

Net present value of future cash flows	(1,896)	(2,111)	(2,351)

Established loss reserves	1,669	1,822	1,897

Net deficiency	$(227)	$(289)	$(454)

The decrease in the premium deficiency reserve for the three and six months ended June 30, 2009 was $62 million and $227 million, respectively, as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a $120 million and $239 million, respectively, change in assumptions for the second quarter and six months ended June 30, 2009 primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums. The lower estimated ultimate losses and lower estimated ultimate premiums were primarily due to higher expected rates of rescissions.

	($ millions)
Premium Deficiency Reserve at March 31, 2009		$(289)

Paid Claims and LAE	139
Decrease in loss reserves	(153)
Premium earned	(43)
Effects of present valuing on future premiums, losses and expenses	(1)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(58)

Change in premium deficiency reserve to reflect change in assumptions relating to premiums, losses, expenses and discount rate (1)		120

Premium Deficiency Reserve at June 30, 2009		$(227)

(1)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

	($ millions)
Premium Deficiency Reserve at December 31, 2008		$(454)

Paid Claims and LAE	305
Decrease in loss reserves	(228)
Premium earned	(87)
Effects of present valuing on future premiums, losses and expenses	(2)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(12)

Change in premium deficiency reserve to reflect change in assumptions relating to premiums, losses, expenses and discount rate (1)		239

Premium Deficiency Reserve at June 30, 2009		$(227)

(1)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Outlook
     At this time, we are facing two particularly significant challenges, which we believe are shared by the other participants in our industry:
•	Whether we will have access to sufficient capital to continue to write new business. This challenge is discussed under “Capital” below.

•	Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. This challenge is discussed under “Overview — Future of the Domestic Residential Housing Finance System” in our 10-K MD&A.

     For additional information about these challenges, see the portions of our 10-K MD&A titled “Overview — Future of the Domestic Housing Finance System,” “Overview — Debt at our Holding Company and Holding Company Capital Resources” and “Overview — Private and Public Efforts to Modify Mortgage Loans and Reduce Foreclosure.”
Capital
     At June 30, 2009, MGIC’s policyholders position exceeded the required minimum by approximately $1.0 billion, and we exceeded the required minimum by approximately $1.1 billion on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At June 30, 2009 MGIC’s risk-to-capital was 13.8:1 and was 15.8:1 on a combined statutory basis. Beginning with our June 30, 2009 risk-to-capital calculations we have deducted risk in force on policies currently in default and for which loss reserves have been established. For additional information about how we calculate risk-to-capital, see “Liquidity and Capital Resources — Risk to Capital” below.
     The mortgage insurance industry is experiencing material losses, especially on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, we cannot predict with confidence what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. Unless loss trends materially mitigate, we expect that these incurred losses will reduce our policyholders position and increase our risk-to-capital beyond the levels necessary to meet current regulatory requirements. This could occur in the first or second quarter of 2010, or earlier; the timing will primarily depend on the level of new loan default notices and the claim rate associated with loans in default. For additional information on these regulatory requirements see the portion of our 10-K MD&A titled “Overview — Capital.”
     We believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force, even in scenarios in which losses materially exceed those that would result in not meeting regulatory requirements. In July 2009, we announced that the Office of the Commissioner of Insurance of Wisconsin (“OCI”) would allow a reactivation plan under which MGIC would contribute up to $1 billion, to MGIC Indemnity Corporation (“MIC”), a wholly owned subsidiary of MGIC, to enable MIC to begin writing new mortgage guaranty insurance. MGIC’s contribution was to be made in two $500 million installments, the first of which was to be made not later than July 31, 2009. The second contribution was to be made within five business days after January 1, 2011 if MIC was then writing new business and the contribution was not disallowed by the OCI. Before we can begin writing new business in MIC, the OCI must specifically authorize MIC to write new business and MIC must obtain licenses in the states where it will transact business. In addition, as a practical matter, MIC must also be approved as an eligible mortgage insurer by the GSEs.
     On August 3, 2009, we announced that in connection with the discussions to have MIC approved as an eligible mortgage insurer by the GSEs, we delayed the date on which we would make the first contribution of capital to MIC to a date to be determined by us and acceptable to the OCI. We also announced that the amount of the contribution to MIC will be determined as part of the discussions with the GSEs and that it was expected to be reduced from what we had anounced in July.
     The plan to use MIC to write new business was driven by our concern that in the future MGIC might not meet regulatory capital requirements to continue to write new business. These requirements are present in certain states while other jurisdictions do not have specific capital requirements. It is possible that as part of obtaining GSE approval of MIC as an eligible mortgage insurer, MIC would write new business in certain states and MGIC would continue to write new business in the remaining jurisdictions. If this structure were implemented, the amount of capital needed by MIC to write new business would be less than it would need if it wrote business in all jurisdictions. As a result, MGIC would reduce its contribution of capital to MIC.
     The discussions with the GSEs to have MIC approved as an eligible mortgage insurer are ongoing; in this regard, Fannie Mae’s Form 10-Q filing made on August 6, 2009 says, “As of August 5, 2009, we have not approved MIC as a qualified mortgage insurer, but we remain in discussions with MGIC. Any capital contribution by MGIC to a subsidiary would result in less liquidity available to MGIC to pay claims on its existing book of business, resulting in an increased risk that MGIC might not pay its claims in full in the future.” These discussions include alternatives other than MIC writing new business in certain states and MGIC continuing to write new business in the remaining jurisdictions. In addition, TARP or other governmental funding could be alternatives to MIC.
Factors Affecting Our Results
Our results of operations are affected by:
•	Premiums written and earned

Premiums written and earned in a year are influenced by:
•	New insurance written, which increases insurance in force, is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers and alternatives to mortgage insurance.

•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies canceled due to claim payment.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders (“captives”) and risk sharing arrangements with the GSEs.
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
     Our investment portfolio is comprised almost entirely of fixed income securities rated “A” or higher. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums received, investment earnings, net claim payments and expenses, less cash provided by (or used for) non-operating activities, such as debt or stock issuance or dividend payments. Realized gains and losses are a function of the difference between the amount received on sale of a security and the security’s amortized cost, as well as any “other than temporary” impairments recognized in earnings. The amount received on sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.
•	Losses incurred
     Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in the 10-K MD&A, except in the case of premium deficiency reserves, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:
•	The state of the economy and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured, with higher average loan amounts tending to increase losses incurred.

•	The percentage of coverage on insured loans, with deeper average coverage tending to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

•	The rates at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions and denials, which we collectively refer to as rescissions, of coverage using the rate at which we have rescinded claims during recent periods.

•	The distribution of claims over the life of a book. Historically, the first two years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy and other factors can affect this pattern. For example, a weak economy can lead to claims from older books continuing at stable levels or experiencing a lower rate of decline. We are currently seeing such performance as it relates to delinquencies from our older books. See “— Mortgage Insurance Earnings and Cash Flow Cycle” below.
•	Changes in premium deficiency reserves
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
     Interest expense reflects the interest associated with our outstanding debt obligations. Our long-term debt obligations at June 30, 2009 include our approximately $128.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, and $390 million in convertible debentures due in 2063 (interest on these debentures accrues even if we defer the payment of interest and compounds), as discussed in Notes 2 and 3 of our Notes to Consolidated Financial Statements and under “Liquidity and Capital Resources” below. Also as discussed in

Note 1 of the Consolidated Financial Statements, we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19% at the time of issuance. At June 30, 2009, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $281 million, with the unamortized discount reflected in equity.
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
     Beginning in the first quarter of 2008, our joint venture income principally consisted of income from Sherman. In the third quarter of 2008, we sold our entire interest in Sherman to Sherman. As a result, beginning in the fourth quarter of 2008, our results of operations are no longer affected by any joint venture results. See “Results of Consolidated Operations - Joint Ventures — Sherman” for discussion of our sale of interest in Sherman and related note receivable.
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
2009 Second Quarter Results
     Our results of operations in the second quarter of 2009 were principally affected by:
•	Net premiums written and earned
     Net premiums written and earned during the second quarter of 2009 decreased when compared to the second quarter of 2008 due to lower average premium yields which are a result of the shift in the mix of newer writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates and a lower average insurance in force, offset by lower ceded premiums due to captive terminations and run-offs.
•	Investment income
     Investment income in the second quarter of 2009 was higher when compared to the second quarter of 2008 due to an increase in the average amortized cost of invested assets, offset by a decrease in the pre-tax yield.
•	Realized gains (losses)
     Realized gains for the second quarter of 2009 included $23.9 million in net realized gains on the sale of fixed income investments, offset by $9.4 million in “other than temporary” impairment losses. Realized losses for the second quarter of 2008 included $1.8 million in net realized losses on the sale of fixed income investments, as well as $8.5 million in “other than temporary” impairment losses.
•	Losses incurred
     Losses incurred for the second quarter of 2009 increased compared to the second quarter of 2008 primarily due to a larger increase in the default inventory. The default inventory increased by 16,519 delinquencies in the second quarter of 2009, compared to an increase of 14,642 in the second quarter of 2008. The estimated severity remained relatively stable in the second quarter of 2009, but was higher than the comparable period in 2008. The estimated claim rate remained flat in the second quarter of 2009 and 2008.
•	Premium deficiency
     During the second quarter of 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $62 million from $289 million, as of March 31, 2009, to $227 million as of June 30, 2009. The decrease in the premium deficiency represents the net result of actual premiums, losses and expenses as well as a net change of $120 million in assumptions primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums. The $227 million premium deficiency reserve as of June 30, 2009 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
•	Underwriting and other expenses
     Underwriting and other expenses for the second quarter of 2009 decreased when compared to the same period in 2008. The decrease reflects our lower contract underwriting volume as well as a reduction in headcount and a focus on expenses in difficult market conditions.
•	Interest expense

     Interest expense for the second quarter of 2009 increased when compared to the second quarter of 2008. The increase is primarily the result of interest on our convertible debentures (interest on these debentures accrues even if we defer the payment of interest). As discussed in Note 1 of the Consolidated Financial Statements, we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19%. The increase in interest expense was partially offset by reductions in interest expense due to the repurchase of some of our Senior Notes due in 2011.
•	Income from joint ventures
     We had no income from joint ventures in the second quarter of 2009. Income from joint ventures, net of tax, was $11.2 million in the second quarter of 2008. The income from joint ventures in 2008 was related to our interest in Sherman that was sold in the third quarter of 2008.
•	Provision (credit) for income tax
     We provided income taxes of $1.4 million in the second quarter of 2009, compared to a credit for income taxes of $85.2 million in the second quarter of 2008. The income tax credit in the second quarter of 2009 was decreased due to the establishment of a valuation allowance for deferred taxes of $133.1 million.

Results of Consolidated Operations
New insurance written
     The amount of our primary new insurance written during the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		($ billions)
NIW — Flow Channel	$5.9	$13.4	$12.3	$31.5
NIW — Bulk Channel	—	0.6	—	1.6

Total Primary NIW	$5.9	$14.0	$12.3	$33.1

Refinance volume as a % of primary flow NIW	44%	26%	51%	31%
     The decrease in new insurance written on a flow basis in the second quarter and first six months of 2009, compared to the same periods in 2008, was primarily due to changes in our underwriting guidelines as well as premium rate increases discussed below. We believe our changes in guidelines and premium rates have lead to greater usage of FHA insurance programs as an alternative to private mortgage insurance. Additionally, both GSEs have implemented adverse market charges on all loans and credit risk-based loan level price adjustments on loans with certain risk characteristics which include loans that qualify for private mortgage insurance. The application of these loan level price adjustments results in a materially higher monthly payment for the borrower, which we also believe has lead to greater usage of FHA insurance programs as an alternative to private mortgage insurance. For a discussion of new insurance written through the bulk channel, see “— Bulk transactions” below.
     We anticipate our flow new insurance written for 2009 will continue to be significantly below the level written in the corresponding periods in 2008 due to the reasons noted in the preceding paragraph. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.
     Beginning in late 2007 and continuing through the first quarter of 2009, we implemented a series of changes to our underwriting guidelines that are designed to improve the credit risk profile of our new insurance written. The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk. We also implemented premium rate increases during 2008.
     As shown in the table below, the percentage of our volume written on a flow basis that includes certain segments that we view as having a higher probability of claim declined significantly in 2008 and the first half of 2009 as a result of the changes we made in our underwriting guidelines.

	Six months ended	Year ended	Year ended
	June 30,	December 31,	December 31,
	2009	2008	2007
Product mix as a % of flow NIW
> 95% LTVs	1%	18%	42%
ARMs (1)	1%	1%	3%
FICO < 620	0%	2%	8%
Reduced documentation (2)	0%	2%	10%

(1)	Consists of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”).

(2)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.
     We believe that given the various changes in our underwriting guidelines noted above, our 2008 and 2009 books will generate underwriting profit.
Cancellations and insurance in force
     New insurance written and cancellations of primary insurance in force during the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		($ billions)
NIW	$5.9	$14.0	$12.3	$33.1
Cancellations	(9.7)	(9.0)	(19.2)	(18.4)

Change in primary insurance in force	$(3.8)	$5.0	$(6.9)	$14.7

     Direct primary insurance in force was $220.1 billion at June 30, 2009 compared to $227.0 billion at December 31, 2008 and $226.4 billion at June 30, 2008.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Our persistency rate (percentage of insurance remaining in force from one year prior) was 85.1% at June 30, 2009, an increase from 84.4% at December 31, 2008 and 79.7% at June 30, 2008. These persistency rate improvements reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.
Bulk transactions
     We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant. Wall Street bulk transactions, as of June 30, 2009, included approximately 108,000 loans with insurance in force of approximately $17.9 billion and risk in force of approximately $5.3 billion, which is approximately 73% of our bulk risk in force.
Pool insurance
     We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.
     Our direct pool risk in force was $1.8 billion, $1.9 billion and $2.4 billion at June 30, 2009, December 31, 2008 and June 30, 2008, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at June 30, 2009, December 31, 2008 and June 30, 2008, for $2.3 billion, $2.5 billion and $2.8 billion, respectively, of risk without these limits, risk in force is calculated at $146 million, $150 million and $306 million, respectively.
Net premiums written and earned
     Net premiums written during the second quarter and first six months of 2009 decreased when compared to the comparable periods in 2008 due to lower average premium yields which are a result of the shift in the mix of newer writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates, offset by increases, in 2008, of our premium rates and lower ceded premiums due to captive terminations and run-offs. In a termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. In a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans. Net premiums written have also decreased in the second quarter and first six months of 2009 compared to the same periods in 2008 due to higher levels of rescissions, which result in a return of premium.
     Net premiums earned during the first six months of 2009 increased when compared to the first six months of 2008 due to a decrease in new policies insured with a single premium compared to the prior period. Higher volumes of single premiums during the first six months of 2008 resulted in increases to unearned premium reserves, which decrease premiums earned.

     We expect our average insurance in force in the remainder of 2009 to be below our average insurance in force for the comparable periods in 2008, with our insurance in force balance decreasing slightly throughout 2009. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) to continue at approximately the level experienced during 2008 and the first half of 2009.
Risk sharing arrangements
     For the three months ended March 31, 2009, approximately 6.5% of our flow new insurance written was subject to arrangements with captives or risk sharing arrangements with the GSEs compared to 34.4% for the year ended December 31, 2008. We expect the percentage of new insurance written subject to risk sharing arrangements to continue to decline in 2009 for the reasons discussed below. The percentage of new insurance written covered by these arrangements is shown only for the three months ended March 31, 2009 because this percentage normally increases after the end of a quarter. Such increases can be caused by, among other things, the transfer of a loan in the secondary market, which can result in a mortgage insured during a quarter becoming part of a risk sharing arrangement in a subsequent quarter. Premiums ceded in these arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
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
     We anticipate that our ceded premiums related to risk sharing agreements will be significantly less in the remainder of 2009 compared to amounts ceded in corresponding periods in 2008 for the reasons discussed above.
     See discussion under “-Losses” regarding losses assumed by captives.
     In June 2008 we entered into a reinsurance agreement that was effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began on April 1, 2008 and was scheduled to end on December 31, 2010, subject to two one-year extensions that could have been exercised by the reinsurer. Due to our rating agency downgrades in the first quarter of 2009, under the terms of the reinsurance agreement we ceased being entitled to a profit commission, making the agreement less favorable to us. Effective March 20, 2009, we terminated this reinsurance agreement. The termination resulted in a reinsurance fee of $26.4 million as reflected in our results of operations for the six months ended June 30, 2009. There are no further obligations under this reinsurance agreement.

Investment income
     Investment income for the second quarter and first six months of 2009 increased when compared to the same periods in 2008 due to an increase in the average amortized cost of invested assets, offset by a decrease in the average investment yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The portfolio’s average pre-tax investment yield was 3.76% at June 30, 2009 and 3.87% at June 30, 2008. We expect a decline in investment income as the average amortized cost of invested assets decreases due to claims payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.
Realized gains (losses)
     Realized gains for the second quarter of 2009 included $23.9 million of net realized gains on the sales of fixed income investments offset by $9.4 million in “other than temporary” impairments on our investment portfolio. Realized losses for the second quarter of 2008 included $1.8 million in net realized losses on the sale of fixed income investments, as well as $8.5 million in “other than temporary” impairment losses.
     Realized losses for the first six months of 2009 included $35.1 million in “other than temporary” impairments on our investment portfolio, offset by $32.4 million of net realized gains on the sales of fixed income investments. Realized losses for the first six months of 2008 included $2.9 million in net realized losses on the sale of fixed income investments, as well as $8.5 million in “other than temporary” impairment losses.
Other revenue
     Other revenue for the second quarter and first six months of 2009 increased when compared to the same periods in 2008. The increase in other revenue was primarily the result of $8.0 million in gains recognized from the repurchases of $40.3 million in par value of our Senior Notes due in September 2011 in the second quarter of 2009 and $19.9 million in gains recognized in the first six months of 2009 from the repurchases of $71.6 million in par value of our September 2011 Senior Notes.
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
     Our estimates could also be positively affected by government efforts to assist current borrowers in refinancing to new loans, assisting delinquent borrowers and lenders in reducing their mortgage payments, and forestalling foreclosures. In addition private company efforts may have a positive impact on our loss development. However, all of these efforts are in their early stages and therefore we are unsure of their magnitude or the benefit to us or our industry, and as a result are not factored into our current reserving. For additional information about the potential impact that any plans and programs enacted by legislation may have on us, see the risk factor titled “Loan modification and other similar programs may not provide material benefits to us.”
Losses incurred
     Losses incurred for the second quarter of 2009 increased compared to the second quarter of 2008 primarily due to a larger increase in the default inventory. The default inventory increased by 16,519 delinquencies in the second quarter of 2009, compared to an increase of 14,642 in the second quarter of 2008. We believe that the default inventory will continue to increase in the second half of 2009. The estimated severity remained relatively stable in the second quarter of 2009, but was higher than the comparable period in 2008. The estimated claim rate remained flat in the second quarter of 2009 and 2008.
     Losses incurred for the first six months of 2009 increased compared to the same periods in 2008 primarily due to a larger increase in the default inventory. The default inventory increased by 30,049 delinquencies in the first half of 2009, compared to an increase of 21,111 in the first half of 2008. The estimated severity continued to increase in the first half of 2009 primarily as a result of the default inventory containing higher loan exposures with expected higher average claim payments. The increase in estimated severity was less substantial than the increase experienced during the first half of 2008. The estimated claim rate remained flat for the first half of 2009, compared to a slight increase in the estimated claim rate in the first half of 2008.
     Our loss estimates are established based upon historical experience. We continue to experience increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 14,960 as of December 31, 2008 to 17,009 as of March 31, 2009

and 17,892 as of June 30, 2009. Our Florida delinquencies increased from 29,380 as of December 31, 2008 to 32,689 as of March 31, 2009 and 34,901 as of June 30, 2009. The average claim paid on California loans in 2008 and 2009 was more than twice as high as the average claim paid for the remainder of the country.
     Historically, claim rescissions were not a material portion of our claims resolved during a year. However, beginning in 2008 and continuing through the end of the second quarter of 2009 rescissions have materially mitigated our paid losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions during the remainder of 2009, we can give no assurance that rescissions will continue to mitigate paid losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. See our risk factor titled “We may not continue to realize benefits from rescissions at the level we have recently experienced.” We rescinded approximately $286 million and $449 million, respectively, of claim obligations that would have otherwise been paid or applied to a deductible in the second quarter and first six months of 2009, compared to $31 million and $52 million, respectively, in the second quarter and first six months of 2008. Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received two quarters or less before the end of our most recently completed quarter to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.
As of June 30, 2009
Ever to Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the	ETD Claims Rescission	ETD Claims Resolution
Claim was Received	Rate(1)	Percentage(2)
Q1 2008	12.6%	99.9%
Q2 2008	15.5%	99.2%
Q3 2008	16.5%	93.6%
Q4 2008	11.8%	79.1%

(1)	This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.

(2)	This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims rescinded.
     We anticipate that the ever-to-date rescission rate in the most recent quarters will increase as the ever-to-date resolution percentage approaches 100%.
     As discussed under “—Risk Sharing Arrangements,” a portion of our flow new insurance written is subject to reinsurance arrangements with lender captives. The majority of these reinsurance arrangements have, historically, been aggregate excess of loss reinsurance agreements, and the remainder were quota share agreements. As discussed under “—Risk Sharing Arrangements” effective January 1, 2009 we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 under excess of loss agreements will run off pursuant to the terms of the particular captive arrangement. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss, which is typically between 4% and 5%, the captives are responsible for the second aggregate layer of loss, which is typically 5% or 10%, and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically ranged from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%. Beginning June 1, 2008 our quota share captive arrangements are limited to a 25% cede rate.
     Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account. However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. In the event that the captives’ incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captives obligations, transfer the assets in the trust accounts to us, and retain all future premium payments. We intend to exercise this additional remedy when it is available to us. However, if the captive would challenge our right to do so, the matter would be determined by arbitration. The total fair value of the trust fund assets under these agreements at June 30, 2009 was approximately $625 million. During 2008, $265 million of trust fund assets were transferred to us as a result of captive terminations. There were no material captive terminations in the first six months of 2009. We expect material terminations in the second half of 2009, however we expect that the level of terminations will be lower than the level experienced during 2008.
     In the second quarter and first six months of 2009 the captive arrangements reduced our losses incurred by approximately $65 million and $139 million, respectively, compared to $90 million and $148 million, respectively, during the second quarter and first six months of 2008. We anticipate that the reduction in losses incurred will be significantly lower in the remainder of 2009, compared to the same period in 2008, as some of our captive arrangements were terminated late in 2008.
     Information about the composition of the primary insurance default inventory at June 30, 2009, December 31, 2008 and June 30, 2008 appears in the table below. Within the tables below, reduced documentation loans only appear in the reduced documentation category and do not appear in any of the other categories.

	June 30,	December 31,	June 30,
	2009	2008	2008
Total loans delinquent (1)	212,237	182,188	128,231
Percentage of loans delinquent (default rate)	14.97%	12.37%	8.60%

Prime loans delinquent (2)	119,174	95,672	60,505
Percentage of prime loans delinquent (default rate)	10.15%	7.90%	5.01%

A-minus loans delinquent (2)	33,418	31,907	24,859
Percentage of A-minus loans delinquent (default rate)	33.81%	30.19%	21.80%

Subprime credit loans delinquent (2)	12,819	13,300	12,425
Percentage of subprime credit loans delinquent (default rate)	44.78%	43.30%	36.59%

Reduced documentation loans delinquent (3)	46,826	41,309	30,442
Percentage of reduced doc loans delinquent (default rate)	40.19%	32.88%	22.51%

(1)	At June 30, 2009, December 31, 2008 and June 30, 2008, 44,975, 45,482 and 41,312 loans in default, respectively, related to Wall Street bulk transactions.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.
     The pool notice inventory increased from 33,884 at December 31, 2008 to 37,146 at June 30, 2009; the pool notice inventory was 25,577 at June 30, 2008.
     The average primary claim paid for the second quarter and first six months of 2009 was $51,363 and $52,427, respectively, compared to $53,282 and $52,234, respectively, for the second quarter and first six months of 2008. The average claim paid can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.
     The average claim paid for the top 5 states (based on 2009 losses paid) for the three and six months ended June 30, 2009 and 2008 appears in the table below.

Average claim paid

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
California	$107,005	$117,843	$112,583	$116,920
Florida	66,237	70,463	66,877	70,433
Michigan	38,746	37,335	37,718	37,244
Arizona	61,880	74,437	61,294	73,497
Georgia	41,086	41,101	43,048	40,070
Other states	45,097	42,162	45,012	41,866

All states	$51,363	$53,282	$52,427	$52,234
     The average loan size of our insurance in force at June 30, 2009, December 31, 2008 and June 30, 2008 appears in the table below.

	June 30,	December 31,	June 30,
Average loan size	2009	2008	2008
Total insurance in force	$155,230	$154,100	$151,770
Prime (FICO 620 & >)	153,090	151,240	147,880
A-Minus (FICO 575-619)	131,220	132,380	133,410
Subprime (FICO < 575)	119,690	121,230	122,750
Reduced doc (All FICOs)	205,890	208,020	209,380
     The average loan size of our insurance in force at June 30, 2009, December 31, 2008 and June 30, 2008 for the top 5 states (based on 2009 losses paid) appears in the table below.

	June 30,	December 31,	June 30,
Average loan size	2009	2008	2008
California	$291,194	$293,442	$294,085
Florida	179,538	180,261	180,218
Michigan	121,191	121,001	120,466
Arizona	189,631	190,339	189,896
Georgia	148,468	148,052	147,107
All other states	147,540	146,130	143,650

     Information about net paid claims during the three and six months ended June 30, 2009 and 2008 appears in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
Net paid claims ($ millions)	2009	2008	2009	2008
Prime (FICO 620 & >)	$188	$144	$348	$281
A-Minus (FICO 575-619)	57	73	116	141
Subprime (FICO < 575)	26	37	50	76
Reduced doc (All FICOs)	79	116	171	223
Other	27	12	45	24

Direct losses paid	377	382	730	745
Reinsurance	(10)	(6)	(19)	(14)

Net losses paid	367	376	711	731
LAE	13	12	25	25

Net losses and LAE paid before terminations	380	388	736	756
Reinsurance terminations	—	(3)	—	(5)

Net losses and LAE paid	$380	$385	$736	$751

     Primary claims paid for the top 15 states (based on 2009 losses paid) and all other states for the three and six months ended June 30, 2009 and 2008 appear in the table below.

	Three months ended		Six months ended
	June 30,		June 30,
Paid Claims by state ($ millions)	2009	2008	2009	2008
California	$50.9	$92.2	$120.7	$174.1
Florida	40.3	36.0	73.6	66.0
Michigan	30.9	27.6	56.8	56.5
Arizona	25.6	16.8	48.2	29.4
Georgia	15.6	15.1	31.2	29.4
Nevada	15.7	12.4	28.9	22.8
Illinois	14.5	14.8	27.1	27.4
Ohio	14.5	17.0	26.1	35.4
Texas	12.3	12.4	23.2	26.8
Minnesota	10.6	11.3	23.0	25.8
Virginia	9.2	10.4	18.2	17.0
Indiana	7.2	6.6	13.4	14.3
Colorado	5.4	9.0	12.3	19.5
New Jersey	5.5	4.9	12.1	10.6
Missouri	6.4	6.7	11.8	12.2
Other states	85.3	76.8	158.6	153.7

	349.9	370.0	685.2	720.9
Other (Pool, LAE, Reinsurance)	30.0	15.0	51.0	30.0

	$379.9	$385.0	$736.2	$750.9

     The default inventory in those same states at June 30, 2009, December 31, 2008 and June 30, 2008 appears in the table below.
Default inventory by state

	June 30,	December 31,	June 30,
	2009	2008	2008
California	17,892	14,960	10,220
Florida	34,901	29,384	19,401
Michigan	10,969	9,853	7,625
Arizona	7,800	6,338	3,649
Georgia	8,897	7,622	5,293
Nevada	5,263	3,916	2,282
Illinois	11,229	9,130	6,344
Ohio	9,381	8,555	6,895
Texas	10,862	10,540	7,263
Minnesota	4,237	3,642	2,847
Virginia	3,978	3,360	2,346
Indiana	6,236	5,497	4,085
Colorado	2,879	2,328	1,758
New Jersey	4,591	3,756	2,650
Missouri	3,595	3,263	2,397
Other states	69,527	60,044	43,176

	212,237	182,188	128,231

     Our 2008 paid claims were lower than we anticipated at the beginning of 2008 due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums, servicing delays, court delays, loan modifications, our claims investigations and our claim rescissions. These factors continue to affect our paid claims in 2009. Due to the uncertainty regarding how these and other factors will affect our net paid claims in 2009, it is difficult to estimate our full year 2009 claims paid. However, we believe that paid claims in 2009 will exceed the $1.4 billion paid in 2008 and due in part to the expiration of various foreclosure moratoriums in the first and second quarters of 2009, we expect our paid claims in the second half of 2009 will exceed those in the first half.
     As of June 30, 2009, 69% of our primary insurance in force was written subsequent to December 31, 2005. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. We are currently experiencing such performance as it relates to delinquencies from our older books.
Premium deficiency

     During the second quarter of 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $62 million from $289 million, as of March 31, 2009, to $227 million as of June 30, 2009. During the first six months of 2009 the premium deficiency reserve on Wall Street bulk transaction declined by $227 million from $454 million as of December 31, 2008. During the second quarter of 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $159 million from $947 million, as of March 31, 2008, to $788 million as of June 30, 2008. During the first six months of 2008 the premium deficiency reserve on Wall Street bulk transaction declined by $423 million from $1,211 million as of December 31, 2007. The $227 million premium deficiency reserve as of June 30, 2009 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
     The components of the premium deficiency reserve at June 30, 2009, March 31, 2009 and December 31, 2008 appear in the table below.

	June 30,	March 31,	December 31,
	2009	2009	2008
		($ millions)
Present value of expected future premium	$595	$656	$712

Present value of expected future paid losses and expenses	(2,491)	(2,767)	(3,063)

Net present value of future cash flows	(1,896)	(2,111)	(2,351)

Established loss reserves	1,669	1,822	1,897

Net deficiency	$(227)	$(289)	$(454)

     Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors. First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results. The decrease in the premium deficiency reserve for the three and six months ended June 30, 2009 was $62 million and $227 million, respectively, as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a net change of $120 million and $239 million, respectively, in assumptions for the second quarter and six months ended June 30, 2009 primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums. The lower estimated ultimate losses and lower estimated ultimate premiums were primarily due to higher expected rates of rescissions.

	($ millions)
Premium Deficiency Reserve at March 31, 2009		$(289)

Paid Claims and LAE	139
Decrease in loss reserves	(153)
Premium earned	(43)
Effects of present valuing on future premiums, losses and expenses	(1)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(58)

Change in premium deficiency reserve to reflect change in assumptions relating to premiums, losses, expenses and discount rate (1)		120

Premium Deficiency Reserve at June 30, 2009		$(227)

(1)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

	($ millions)
Premium Deficiency Reserve at December 31, 2008		$(454)

Paid Claims and LAE	305
Decrease in loss reserves	(228)
Premium earned	(87)
Effects of present valuing on future premiums, losses and expenses	(2)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(12)

Change in premium deficiency reserve to reflect change in assumptions relating to premiums, losses, expenses and discount rate (1)		239

Premium Deficiency Reserve at June 30, 2009		$(227)

(1)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.
     At the end of the second quarter of 2009, we performed a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. That analysis concluded that, as June 30, 2009, there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.
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
Underwriting and other expenses
     Underwriting and other expenses for the second quarter and first six months of 2009 decreased when compared to the same periods in 2008. The decrease reflects our lower contract underwriting volume as well as reductions in headcount and a focus on expenses in difficult market conditions.
Ratios
     The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and six months ended June 30, 2009 and 2008.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Loss ratio	221.7%	196.4%	217.3%	198.3%
Expense ratio	15.2%	14.0%	14.9%	15.0%

Combined ratio	236.9%	210.4%	232.2%	213.3%

     The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in the second quarter and first six months of 2009, compared to the same periods in 2008 is primarily due to an increase in losses incurred. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the second quarter of 2009, compared to the second quarter of 2008, is due to a decrease in premiums written, which was partially offset by a decrease in underwriting and other expenses. The expense ratio was slightly lower in the first six months of 2009 compared to the same period in 2008, due a decrease in underwriting and other expenses, which was partially offset by a decrease in premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.
Interest expense
     Interest expense for the second quarter and first six months of 2009 increased when compared to the same periods in 2008. The increase primarily reflects the issuance of our convertible debentures in late March and April of 2008 (interest on these debentures accrues even if we defer the payment of interest). Also as discussed in Note 1 of the Consolidated Financial Statements, we adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19%. The increase in interest expense has been partially offset by the repurchase of our Senior Notes due in September 2011.
Income taxes
     The effective tax rate (credit) on our pre-tax loss was 0.4% in the second quarter of 2009, compared to (43.4%) in the second quarter of 2008. The effective tax rate (credit) in the first six months of 2009 was (13.9%) compared to (46.1%) for the first six months of 2008. The difference in the rate was primarily the result of the establishment of a valuation allowance, which reduced the amount of tax benefits provided during the second quarter and first six months of 2009.
     We review the need to establish a valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction. The reserves are included in taxable income in future years when they are released for statutory accounting purposes (see “Liquidity and Capital Resources — Risk-to-Capital”) or when the taxpayer elects to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. Since the tax effect on these reserves exceeded the gross deferred tax assets less deferred tax liabilities, we believe that all gross deferred tax assets recorded in periods prior to the quarter ended March 31, 2009 were fully realizable. Therefore, we established no valuation reserve.
     In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $432 million. Therefore, the remaining contingency reserves will be released and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any credit for income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. The valuation allowance, established in the first six months of 2009, reduced our credit for income taxes by $164.1 million. In the event of future operating losses, due to the anticipated establishment of valuation allowances, we will no longer be able to provide any credit for income taxes.
Joint ventures
     In the third quarter of 2008, we sold our remaining interest in Sherman to Sherman. As a result, beginning in the fourth quarter of 2008, we no longer have income or loss from joint ventures. Our equity in the earnings from Sherman and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, was previously shown separately, net of tax, on our consolidated statement of operations. Income from joint ventures, net of tax, was $11.2 million and $21.1 million, respectively, in the second quarter and first six months of 2008.
     Our interest in Sherman sold represented approximately 24.25% of Sherman’s equity. The sale price was paid $124.5 million in cash and by delivery of Sherman’s unsecured promissory note in the principal amount of $85 million. The scheduled maturity of the Note is February 13, 2011 and it bears interest, payable monthly, at the annual rate equal to three-month LIBOR plus 500 basis points. The Note is issued under a Credit Agreement, dated August 13, 2008, between Sherman and MGIC. For additional information regarding the sale of our interest please refer to our 10-K MD&A and our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008.
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

Sherman Summary Income Statement:

	Three months ended	Six months ended
	June 30,	June 30,
	2008	2008
	($ millions)
Revenues from receivable portfolios	$273.2	$573.7
Portfolio amortization	110.6	233.9

Revenues, net of amortization	162.6	339.8

Credit card interest income and fees	202.1	408.9
Other revenue	16.3	34.2

Total revenues	381.0	782.9

Total expenses	302.5	638.8

Income before tax	$78.5	$144.1

Company’s income from Sherman	$17.3	$31.1

Financial Condition
     At June 30, 2009, based on fair value, approximately 95% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. The composition of ratings at June 30, 2009 and December 31, 2008 are shown in the table below. While the percentage of our investment portfolio rated ‘A’ or better has not changed since December 31, 2008, the percentage of our investment portfolio rated ‘AAA’ has declined and the percentage rated ‘AA’ and ‘A’ has increased. Contributing to the changes in ratings is an increase in corporate bond investments (we expect such increases to continue and to lead to the percentage of the investment portfolio rated ‘AAA’ to continue to decline), and downgrades of municipal investments. The municipal downgrades can be attributed to downgrades of the financial guaranty insurers and downgrades to the underlying credit.

Investment Portfolio Ratings

	At	At
	June 30, 2009	December 31, 2008
AAA	45%	58%
AA	32%	24%
A	18%	13%

A or better	95%	95%

BBB and below	5%	5%

Total	100%	100%

     Approximately 26% of our investment portfolio is covered by the financial guaranty industry. We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. A breakdown of the portion of our investment portfolio covered by the financial guaranty industry by credit rating, including the rating without the guarantee is shown below.
June 30, 2009

			Guarantor Rating
Underlying Rating	AA	Baa1	Ba3	R	NR	All
			($ millions)
AAA	$3	$6	$25	$—	$—	$34
AA	279	550	173	2	—	1,004
A	173	346	256	37	1	813
BBB	6	37	29	—	14	86
BB	—	6	—	—	—	6

	$461	$945	$483	$39	$15	$1,943
     At June 30, 2009, based on fair value, $6 million of fixed income securities are relying on financial guaranty insurance to elevate their rating to ‘A’ and above. Any future downgrades of these financial guarantor ratings would leave the percentage of fixed income securities ‘A’ and above effectively unchanged.
     At June 30, 2009, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy also limits the amount of our credit exposure to any one issue, issuer and type of instrument. At June 30, 2009, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

     We held approximately $509 million in auction rate securities (“ARS”) backed by student loans at June 30, 2009. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed. The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately guaranteed by the United States Department of Education. At June 30, 2009, approximately 90% of our ARS portfolio was AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings. See additional discussion of auction rate securities backed by student loans in Notes 4 and 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of Part II of our Annual Report on Form 10-K.
     At June 30, 2009, our total assets included $1.0 billion of cash and cash equivalents as shown on our consolidated balance sheet. In addition, included in “Other assets” on our consolidated balance sheet at June 30, 2009 was $7.9 million in real estate acquired as part of the claim settlement process. The properties, which are held for sale, are carried at fair value. Also included in “Other assets” is $75.1 million of principal and interest receivable related to the sale of our remaining interest in Sherman.
     At June 30, 2009 we had $128.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, with a combined fair value of $290.8 million. At June 30, 2009, we also had $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063, which at June 30, 2009 are reflected as a liability on our consolidated balance sheet at the current amortized value of $281.5 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $161.7 million at June 30, 2009.
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
     The total amount of unrecognized tax benefits as of June 30, 2009 is $90.9 million. All of the benefits would affect our effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $22.2 million for the payment of interest as of June 30, 2009. The establishment of this liability required estimates of potential outcomes of various issues and required significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2009, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $60.6 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through June 30, 2009, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until 2007 may have mitigated the effect of some of these costs, the claims for which may lag, by as much as several years, deterioration in the economic environment for residential real estate. There can be no assurance that contract underwriting remedies will not be material in the future.
Liquidity and Capital Resources
Overview
     Our sources of funds consist primarily of:
•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from captives (which is discussed in “Results of Consolidated Operations — Risk-Sharing Arrangements” and “Results of Consolidated Operations — Losses — Losses Incurred” above).

     Our obligations at June 30, 2009 consist primarily of:
•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$128.4 million of 5.625% Senior Notes due in September 2011,

•	$300 million of 5.375% Senior Notes due in November 2015,

•	$389.5 million of convertible debentures due in 2063,

•	interest on the foregoing debt instruments, including deferred interest on our convertible debentures and

•	the other costs and operating expenses of our business.
     Beginning in 2009, claim payments exceeded premiums received. We expect that this trend will continue. As discussed under “Results of Consolidated Operations — Losses -Losses incurred” above, due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, loan modifications, claims investigations and claim rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.
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
     The senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which historically has been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During the first three quarters of 2008, MGIC paid three dividends of $15 million each to our holding company, which increased the cash resources of our holding company. As has been the case for the past several years, as a result of extraordinary dividends paid, MGIC cannot currently pay any dividends without regulatory approval. In light of the matters discussed under “Overview” of this Form 10-Q and our 10-K MD&A, we do not anticipate seeking approval for any additional dividends from MGIC that would increase the cash resources at the holding company in 2009.
     As of June 30, 2009, we had a total of approximately $124 million in short-term investments at our holding company. These investments are virtually all of our holding company’s liquid assets. As of June 30, 2009, our holding company’s obligations included $128.4 million of debt which is scheduled to mature before the end of 2011 and must be serviced pending scheduled maturity. On an annual basis, as of June 30, 2009 our use of funds at the holding company for interest payments on our Senior Notes approximated $23 million. See note 3 of the Notes to the Consolidated Financial Statements for a discussion of our election to defer payment of interest on our junior convertible debentures. The annual interest payments on these debentures approximate $35 million, excluding interest on the interest payment that has been deferred.
     In the first six months of 2009, we repurchased for cash approximately $71.6 million in par value of our 5.625% Senior Notes due in September 2011. We recognized a gain on the repurchases of approximately $19.9 million, which is included in other revenue on the Consolidated Statement of Operations for the six months ended June 30, 2009. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.
Risk-to-Capital
     We consider our risk-to-capital ratio an important indicator of our financial strength and our ability to write new business. Some states that regulate us have provisions that limit the risk-to-capital ratio of a mortgage guaranty insurance company to 25:1 (see “Outlook — Overview — Capital” above). If an insurance company’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit.
     This ratio is computed on a statutory basis for our combined insurance operations and is our net risk in force divided by our policyholders’ position. Our net risk in force included both primary and pool risk in force, and excludes risk on policies that are currently in default and for which loss reserves have been established. The risk amount represents pools of loans or bulk deals with contractual aggregate loss limits and in some cases without these limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.

     The premium deficiency reserve discussed under “Results of Consolidated Operations - Losses — Premium deficiency” above is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses, so no deficiency is recorded on a statutory basis.
     Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2009	2008
	($ in millions)
Risk in force — net (1)	$45,040	$54,496

Statutory policyholders’ surplus	$1,249	$1,613
Statutory contingency reserve	1,608	2,086

Statutory policyholders’ position	$2,857	$3,699

Risk-to-capital:	15.8:1	14.7:1

(1)	Risk in force — net, as shown in the table above, for June 30, 2009 is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established. Risk in force — net for December 31, 2008 is net of reinsurance and established loss reserves.
     State insurance regulators have clarified that a mortgage insurer’s risk outstanding does not include the company’s risk on policies that are currently in default and for which loss reserves have been established. Beginning with our June 30, 2009 risk-to-capital calculations we have deducted risk in force on policies currently in default and for which loss reserves have been established. The risk-to-capital calculation for December 31, 2008 includes a reduction to risk in force for established reserves only and not the full exposure of loans in default.
     Statutory policyholders’ position decreased in the second quarter and first six months of 2009, primarily due to losses incurred. If our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will continue to increase.
     We expect that our risk-to-capital ratio will increase above its level at June 30, 2009. See further discussion under “Overview-Capital” above as well as our Risk Factor titled “We may not be able to execute our plan to write new insurance in an MGIC subsidiary”.

Financial Strength Ratings
     The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba2 by Moody’s Investors Service and the rating is under review. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is BB and the outlook for this rating is negative. The financial strength of MGIC is rated BBB- by Fitch Ratings with a negative outlook.
     For further information about the importance of MGIC’s ratings, see our Risk Factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”.
Contractual Obligations
     At June 30, 2009, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

			Payments due by period
		Less than			More than
Contractual Obligations ($ millions):	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,846	$58	$239	$102	$2,447
Operating lease obligations	16	6	7	3	—
Purchase obligations	—	—	—	—	—
Pension, SERP and other post-retirement benefit plans	141	8	19	25	89
Other long-term liabilities	5,699	2,393	2,565	741	—

Total	$8,702	$2,465	$2,830	$871	$2,536

     Our long-term debt obligations at June 30, 2009 include our approximately $128.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Notes 2 and 3 to our consolidated financial statements and under “Liquidity and Capital Resources” above. The interest payment on our convertible debentures that was scheduled to be paid on April 1, 2009, but which we elected to defer for 10 years as discussed in Note 3 to our consolidated financial statements, is included in the “More than 5 years” column in the table above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. See Note 11 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of expected benefit payments under our benefit plans.
     Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. We are including these liabilities because we agreed to do so in 2005 to resolve a comment from the staff of the SEC. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. As discussed under “—Losses incurred” above, due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, loan modifications, claims investigations and claim rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 and “—Critical Accounting Policies” in our 10-K MD&A. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.
     The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. We can not make a reasonably reliable estimate of the timing of payment for the liability for unrecognized tax benefits, net of payments on account, of $22.6 million. See Note 12 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion on unrecognized tax benefits.
Forward Looking Statements and Risk Factors
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

     Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2009 and in Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2009, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2009, the modified duration of our fixed income investment portfolio was 4.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 4.1% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Five previously-filed class purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Consolidated Class Action Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. The Complaint also names two officers of C-BASS with respect to the Complaint’ allegations regarding C-BASS. The purported class period covered by this lawsuit begins on October 12, 2006 and ends on February 12, 2008. The complaints seek damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. We will be filing a motion to dismiss this consolidated complaint in August 2009.
     With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaint. We believe, among other things, that the allegations in the complaint are not sufficient to prevent their dismissal and intend to defend against them vigorously. However, we are unable to predict the outcome of this case or estimate our associated expenses or possible losses.
     In addition to the above litigation, we face other litigation and regulatory risks. For additional information about such other litigation and regulatory risks you should review our Risk Factor titled “We are subject to the risk of private litigation and regulatory proceedings.”
Item 1 A. Risk Factors
     With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2009. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.
     The risk factors titled “Because our policyholders position could decline and our risk-to-capital could increase beyond the levels necessary to meet regulatory requirements we are considering options to obtain additional capital, ” “ The amounts that we owe under our revolving credit facility and Senior Notes could be accelerated” and “Our financial strength rating has been downgraded below Aa3/AA-, which could reduce the volume of our new business writings” which were included in our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2009, have been eliminated and the following three risk factors have been added:

We may not be able to execute our plan to write new insurance in an MGIC subsidiary.
     In July 2009, the OCI allowed a plan for us to write new mortgage insurance in MGIC Indemnity Corporation (“MIC”), a wholly owned subsidiary of MGIC. This plan is driven by our concern that in the future MGIC will not meet regulatory capital requirements to write new business.
     Before MIC can begin writing new business, the OCI must also specifically authorize MIC to do so. In addition, each state must approve MIC to write mortgage guaranty policies. As a practical matter, MIC’s ability to write mortgage insurance depends on being approved as an eligible mortgage insurer by the GSEs. We cannot predict whether we will be successful in obtaining such approvals (in this regard, Fannie Mae’s Form 10-Q filing made on August 6, 2009 says, “As of August 5, 2009, we have not approved MIC as a qualified mortgage insurer, but we remain in discussions with MGIC. Any capital contribution by MGIC to a subsidiary would result in less liquidity available to MGIC to pay claims on its existing book of business, resulting in an increased risk that MGIC might not pay its claims in full in the future.”) or for MGIC to implement any alternative structure that would enable MGIC to continue to write new mortgage insurance if in the future MGIC did not meet regulatory capital requirements to continue to write new business. Even if such approvals are obtained, we cannot predict the conditions on which they may be given. In addition, the authorization of the OCI will be needed for any changes regarding MIC. Any capital relief that could be made available through TARP or other external sources could dilute substantially the interest of existing shareholders and could also have additional costs. We cannot predict whether any source of external capital will be available to us.
We may not be able to repay the amounts that we owe under our Senior Notes due in September 2011.

     As of July 31, 2009, we had a total of approximately $100 million in short-term investments available at our holding company. These investments are virtually all of our holding company’s liquid assets. As of July 31, 2009, our holding company had approximately $99.1 million of Senior Notes due in September 2011 (during 2009 through July 31, our holding company purchased $100.9 million principal amount of these Notes) and $300 million of Senior Notes due in November 2015 outstanding. On an annual basis as of July 31, 2009, our holding company’s current use of funds for interest payments on its Senior Notes approximates $22 million. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve their corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity.
     See Note 3, “Convertible debentures and related derivatives,” to our consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q for more information regarding our holding company’s assets and liabilities as of that date, including information about its junior convertible debentures and its election to defer payment of interest on them that was scheduled to be paid April 1, 2009.
MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.
     The majority of our insurance written is for loans sold to Fannie Mae and Freddie Mac, each of which has mortgage insurer eligibility requirements. As result of MGIC’s financial strength rating being below Aa3/AA-, it is operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction between a mortgage insurer and the GSE that continues until the mortgage insurer under the remediation plan once again has a rating of at least Aa3/AA-. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan. If MGIC ceases being eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.
     The following risk factors were changed since the filing of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009:
We may not continue to realize benefits from rescissions at the levels we have recently experienced.
     Historically, claims submitted to us on policies we rescinded were not a material portion of our claims paid during a year. However, beginning in 2008 and continuing through the end of the second quarter of 2009 rescissions have materially mitigated our paid losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions during the remainder of 2009, we can give no assurance that rescissions will continue to mitigate paid losses at the same level we have recently experienced. In addition, if the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. We are not involved in arbitration or judicial proceedings regarding a material amount of our rescissions. However, we have had discussions with lenders regarding their objections to rescissions that in the aggregate are material.
     In addition, our loss reserving methodology includes estimates of the number of loans in our delinquency inventory that will be successfully rescinded. A variance between ultimate actual rescission rates and these estimates could materially affect our losses. See “Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.”
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
     We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements, that could have a material adverse effect on us.
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
     In October 2007, the Division of Enforcement of the Securities and Exchange Commission requested that we voluntarily furnish documents and information primarily relating to C-BASS, the now-terminated merger with Radian and the subprime mortgage assets “in the Company’s various lines of business.” We have provided responsive documents and/or other information to the Securities and Exchange Commission and understand this matter is ongoing.
     Five previously-filed class purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Consolidated Class Action Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. The Complaint also names two officers of C-BASS with respect to the Complaint’s allegations regarding C-BASS. The purported class period covered by this lawsuit begins on October 12, 2006 and ends on February 12, 2008. The complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the complaint. We will be filing a motion to dismiss this consolidated complaint in August 2009. However, we are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders of the Company was held on May 14, 2009.

(b)	Not applicable.

(c)	Matters voted upon at the Annual Meeting and the number of shares voted for, against, abstaining from voting and broker non-votes were as follows.
(1)	Election of four Directors for terms expiring in 2012.

	FOR	WITHHELD
Karl E. Case	109,952,907	2,373,809
Curt S. Culver	109,750,207	2,576,509
William A. McIntosh	109,919,224	2,407,492
Leslie M. Muma	103,590,399	8,736,317
(2)	Ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of MGIC Investment Corporation for 2009.

For:	110,566,564
Against:	1,519,179
Abstaining from Voting:	240,973

ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 10, 2009.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer

\s\ Timothy J. Mattke
Timothy J. Mattke
Vice President and Controller

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit
4.1	Amended and Restated Rights Agreement, dated as of July 7, 2009, between MGIC Investment Corporation and Wells Fargo Bank, National Association [Incorporated by reference to Exhibit (4.1) to Amendment No. 3 to the Registration Statement on Form 8-A/A of MGIC Investment Corporation (Commission File No. 1-10816) filed on July 10, 2009].

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2009, and through updating of various statistical and other information