Form 10-Q
period 2009-09-30
MGIC INVESTMENT CORP
filed 2009-11-09
CIK 876437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2009

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/31/09	125,101,817

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
(Unaudited)

		As adjusted
		(note 1)
	September 30,	December 31,
	2009	2008
	(In thousands of dollars)
ASSETS
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2009-$7,572,232; 2008-$7,120,690)	$7,851,897	$7,042,903
Equity securities (cost, 2009-$2,861; 2008-$2,778)	2,894	2,633

Total investment portfolio	7,854,791	7,045,536

Cash and cash equivalents	869,722	1,097,334
Accrued investment income	90,447	90,856
Reinsurance recoverable on loss reserves	384,400	232,988
Prepaid reinsurance premiums	3,782	4,416
Premiums receivable	95,312	97,601
Home office and equipment, net	29,425	32,255
Deferred insurance policy acquisition costs	9,303	11,504
Income taxes recoverable	—	370,473
Other assets	143,809	163,771

Total assets	$9,480,991	$9,146,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Loss reserves (note 12)	$6,314,445	$4,775,552
Premium deficiency reserves (note 12)	207,803	454,336
Unearned premiums	299,591	336,098
Short- and long-term debt (note 2)	384,690	698,446
Convertible debentures (note 3)	286,512	272,465
Income taxes payable	13,873	—
Other liabilities	324,976	175,604

Total liabilities	7,831,890	6,712,501

Contingencies (note 5)

Shareholders’ equity:
Common stock, $1 par value, shares authorized 460,000,000; shares issued, 09/30/2009 - 130,162,973 12/31/08 - 130,118,744; shares outstanding, 09/30/09 - 125,101,730 12/31/08 - 125,068,350	130,163	130,119
Paid-in capital	439,267	440,542
Treasury stock (shares at cost, 09/30/09 - 5,061,243 12/31/08 - 5,050,394)	(269,698)	(276,873)
Accumulated other comprehensive income (loss), net of tax (note 9)	144,545	(106,789)
Retained earnings	1,204,824	2,247,234

Total shareholders’ equity	1,649,101	2,434,233

Total liabilities and shareholders’ equity	$9,480,991	$9,146,734

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		As adjusted		As adjusted
		(note 1)		(note 1)
	2009	2008	2009	2008
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$301,747	$416,094	$1,039,482	$1,260,406
Assumed	826	3,315	3,133	9,317
Ceded	(24,319)	(54,367)	(86,465)	(164,430)

Net premiums written	278,254	365,042	956,150	1,105,293
Decrease (increase) in unearned premiums, net	15,261	(22,730)	40,327	(67,201)

Net premiums earned	293,515	342,312	996,477	1,038,092
Investment income, net of expenses	75,528	78,612	230,737	228,076
Realized investment gains, excluding other-than-temporary impairments (note 7)	33,483	59,582	65,844	56,633
Net investment impairment losses (note 7)	—	(31,669)	(35,103)	(40,177)
Other revenue	10,811	12,795	45,048	27,416

Total revenues	413,337	461,632	1,303,003	1,310,040

Losses and expenses:
Losses incurred, net	971,043	788,272	2,498,567	2,168,063
Change in premium deficiency reserves (note 12)	(19,346)	(204,240)	(246,533)	(626,919)
Underwriting and other expenses, net	59,133	62,424	183,403	207,646
Reinsurance fee (note 4)	—	607	26,407	970
Interest expense	20,586	23,366	68,442	57,385

Total losses and expenses	1,031,416	670,429	2,530,286	1,807,145

Loss before tax and joint ventures	(618,079)	(208,797)	(1,227,283)	(497,105)
Benefit from income taxes (note 11)	(100,311)	(90,060)	(185,120)	(222,852)
Income from joint ventures, net of tax	—	3,352	—	24,486

Net loss	$(517,768)	$(115,385)	$(1,042,163)	$(249,767)

Loss per share (note 6):
Basic	$(4.17)	$(0.93)	$(8.39)	$(2.26)

Diluted	$(4.17)	$(0.93)	$(8.39)	$(2.26)

Weighted average common shares outstanding — diluted (shares in thousands, note 6)	124,296	123,834	124,180	110,647

Dividends per share	$—	$0.025	$—	$0.075

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Year Ended December 31, 2008 and Nine Months Ended September 30, 2009 (unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (loss)	earnings	(loss) income
			(In thousands of dollars)
Balance, December 31, 2007	$123,067	$316,649	$(2,266,364)	$70,675	$4,350,316

Net loss	—	—	—	—	(525,356)	$(525,356)
Change in unrealized investment gains and losses, net	—	—	—	(116,939)	—	(116,939)
Dividends declared	—	—	—	—	(8,159)
Common stock shares issued	7,052	68,706	—	—	—
Reissuance of treasury stock, net	—	(41,686)	1,989,491	—	(1,569,567)
Equity compensation	—	20,562	—	—	—
Defined benefit plan adjustments, net	—	—	—	(44,649)	—	(44,649)
Unrealized foreign currency translation adjustment	—	—	—	(16,354)	—	(16,354)
Convertible debentures issued (note 3)	—	77,300	—	—	—
Other	—	(989)	—	478	—	478

Comprehensive loss	—	—	—	—	—	$(702,820)

Balance, December 31, 2008, as adjusted (note 1)	$130,119	$440,542	$(276,873)	$(106,789)	$2,247,234

Net loss	—	—	—	—	(1,042,163)	$(1,042,163)
Change in unrealized investment gains and losses, net	—	—	—	230,870	—	230,870
Common stock shares issued	44	167	—	—	—
Reissuance of treasury stock, net	—	(11,652)	7,175	—	(541)
Equity compensation	—	10,210	—	—	—
Unrealized foreign currency translation adjustment	—	—	—	20,464	—	20,464
Other	—	—	—	—	294

Comprehensive loss	—	—	—	—	—	$(790,829)

Balance, September 30, 2009	$130,163	$439,267	$(269,698)	$144,545	$1,204,824

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended
	September 30,
	2009	As adjusted (note 1) 2008
	(In thousands of dollars)
Cash flows from operating activities:
Net loss	$(1,042,163)	$(249,767)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition	5,974	7,736
Increase in deferred insurance policy acquisition costs	(3,773)	(9,019)
Depreciation and amortization	47,376	23,058
Decrease (increase) in accrued investment income	409	(20,303)
Increase in reinsurance recoverable on loss reserves	(151,412)	(289,129)
Decrease in prepaid reinsurance premiums	634	1,165
Decrease in premium receivable	2,289	6,625
Decrease in book value of real estate owned	29,595	95,755
Increase in loss reserves	1,538,893	1,370,772
Decrease in premium deficiency reserve	(246,533)	(626,919)
(Decrease) increase in unearned premiums	(36,507)	63,851
Deferred tax provision	146,217	280,621
Decrease in income taxes recoverable (current)	108,785	268,919
Equity earnings in joint ventures	—	(33,794)
Distributions from joint ventures	—	22,195
Realized investment gains, excluding other-than-temporary impairments	(65,844)	(56,633)
Net investment impairment losses	35,103	40,177
Other	48,422	(2,341)

Net cash provided by operating activities	417,465	892,969

Cash flows from investing activities:
Purchase of fixed maturities	(3,362,579)	(2,703,798)
Purchase of equity securities	(1,356)	(65)
Additional investment in joint ventures	—	(546)
Sale of investment in joint ventures	—	150,316
Proceeds from sale of equity securities	1,273	—
Proceeds from sale of fixed maturities	2,525,731	1,287,236
Proceeds from maturity of fixed maturities	411,445	324,093
Increase in payable for securities	68,334	120,139

Net cash used in investing activities	(357,152)	(822,625)

Cash flows from financing activities:
Dividends paid to shareholders	—	(8,159)
Repayment of note payable	(200,000)	(100,000)
Repayment of long-term debt	(87,659)	—
(Repayment of) net proceeds from convertible debentures	(477)	377,199
Reissuance of treasury stock	—	383,959
Common stock issued	211	75,758

Net cash (used in) provided by financing activities	(287,925)	728,757

Net (decrease) increase in cash and cash equivalents	(227,612)	799,101
Cash and cash equivalents at beginning of period	1,097,334	288,933

Cash and cash equivalents at end of period	$869,722	$1,088,034

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
In the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly present our financial position and results of operations for the periods indicated. We have considered subsequent events through the date of this filing, November 9, 2009. The results of operations for the nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.
Capital
At September 30, 2009, MGIC’s policyholders position exceeded the required regulatory minimum by approximately $456 million, and we exceeded the required minimum by approximately $543 million on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At September 30, 2009 MGIC’s risk-to-capital was 17.3:1 and was 19.7:1 on a combined statutory basis.
For some time, we have been working to implement a plan to write new mortgage insurance in MGIC Indemnity Corporation (“MIC”), a wholly owned subsidiary of MGIC. This plan is driven by our belief that MGIC will not meet regulatory capital requirements in Wisconsin (which would prevent MGIC from writing new business anywhere) or in certain jurisdictions (which would prevent MGIC from writing business in the particular jurisdiction) and may not be able to obtain appropriate waivers of these requirements. This could occur in the first quarter of 2010, or earlier; the timing will primarily depend on the level of new loan default notices and the claim rate associated with loans in default. In addition to Wisconsin, these capital requirements are present in 16 jurisdictions while the remaining jurisdictions in which MGIC does business do not have specific capital requirements applicable to mortgage insurers. Before MIC can begin writing new business, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) must specifically authorize MIC to do so and MIC must obtain or reactivate licenses in the jurisdictions where it will transact business. In addition, as a practical matter, MIC’s ability to write mortgage insurance depends on being approved as an eligible mortgage insurer by Fannie Mae and/or Freddie Mac (together, the “GSEs”).

On October 14, 2009, we, MGIC and MIC entered into an agreement (the “Agreement”) with Fannie Mae under which MGIC agreed to contribute $200 million to MIC and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Agreement. The contribution to MIC was made on October 21, 2009. Under the Agreement, MIC will be eligible to write mortgage insurance only if the OCI grants MGIC a waiver from Wisconsin’s capital requirements and only in those 16 jurisdictions in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements applicable to mortgage insurers and if MGIC fails to obtain relief from those requirements or a specified waiver of them. We expect MGIC will be able to obtain waivers in a number of these jurisdictions such that MGIC, rather than MIC, will write new business there. The Agreement, including certain restrictions imposed on us, MGIC and MIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.
Under the Agreement, MIC has been approved as an eligible mortgage insurer by Fannie Mae only though December 31, 2011. Whether MIC will continue as an eligible mortgage insurer after that date will be determined by Fannie Mae’s mortgage insurer eligibility requirements then in effect. Further, under the Agreement we cannot capitalize MIC with more than a $200 million contribution, without prior approval from Fannie Mae, which limits the amount of business MIC can write. We believe that the amount of capital that we have contributed to MIC will be more than sufficient to write business for the term of the Agreement in the jurisdictions in which, giving effect to our expectation that MGIC will obtain waivers of regulatory capital requirements in certain jurisdictions as referred to above, MIC is eligible to do so under the Agreement. There can be no assurances, however, that in fact MIC’s capital will be sufficient to permit this level of writings.
We have been working closely with Freddie Mac to approve MIC as an eligible mortgage insurer. Freddie Mac has informed us that they will need additional analysis prior to approving MIC as an eligible mortgage insurer. This analysis could take some time to complete. There can be no assurance that Freddie Mac will approve MIC as an eligible mortgage insurer.
We are also working closely with the OCI to receive the approvals that MIC requires to begin writing new insurance. While in July 2009 the OCI approved a transaction under which we would have contributed more than $200 million to MIC and MIC would have written mortgage insurance in all jurisdictions in place of MGIC, the OCI has not approved the plan to write mortgage insurance through MIC contemplated by the Agreement nor has it yet granted MGIC a waiver from the regulatory capital requirements in Wisconsin. There can be no assurance that we will be able to obtain, in a timely fashion or at all, the approvals from OCI necessary to allow MGIC to continue to write new insurance or the approvals necessary for MIC to write new insurance in any jurisdiction. Similarly, there can be no assurances that MIC will receive the necessary approvals from any or all of the jurisdictions in which MGIC would be prohibited from doing so due to MGIC’s failure to meet applicable regulatory capital requirements.
Depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC will not write business. It is also possible that the OCI could take actions that would prohibit MGIC and/or MIC from writing new business in any jurisdiction.
A failure to meet regulatory capital requirements does not mean that MGIC does not have sufficient resources to pay claims on its insurance. Even in scenarios in which losses materially exceed those that would result in not meeting regulatory requirements, we believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force. Our estimates of our claims paying resources and claim obligations are based on various assumptions, including our anticipated rescission activity.
New Accounting Guidance
Beginning with this quarterly filing, our financial statement disclosures have been modified to eliminate references to legacy accounting pronouncements in accordance with the Codification of accounting standards issued by the Financial Accounting Standards Board (FASB). The Codification, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009, is now the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.
In June 2009 new accounting guidance intended to improve financial reporting by companies involved with variable interest entities was issued. The guidance is effective for annual reporting periods beginning after November 15, 2009. We are currently evaluating the provisions of this guidance and the impact, if any, on our financial statements and disclosures.
In May 2009 new accounting guidance regarding subsequent events was issued. The objective of the guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. We have applied these requirements beginning with the quarter ended June 30, 2009.
Effective January 1, 2009 we adopted new accounting guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The guidance requires retrospective application. As such, amounts relating to 2008 have been retrospectively adjusted to reflect our adoption of this guidance.
The following tables show the impact of our adoption of this guidance on our 2008 financial results:

     CONSOLIDATED BALANCE SHEET

		As originally
	As adjusted	reported
	December 31,	December 31,
	2008	2008
	(Unaudited)	(Audited)
	(in thousand of dollars)
Income taxes recoverable	$370,473	$406,568
Convertible debentures	272,465	375,593
Shareholders’ equity	2,434,233	2,367,200
     CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
		As originally		As originally
	As adjusted	reported	As adjusted	reported
		(Unaudited)
		(in thousand of dollars, except per share data)
Interest expense	$23,366	$20,119	$57,385	$50,924
Benefit from income taxes	(90,060)	(88,924)	(222,852)	(220,591)
Net loss	(115,385)	(113,274)	(249,767)	(245,567)
Diluted loss per share	(0.93)	(0.91)	(2.26)	(2.22)
In addition the adoption of this guidance will result in an increase to interest expense of $16.3 million for 2009, $20.4 million for 2010, $25.5 million for 2011, $31.7 million for 2012 and $9.0 million for 2013. These increases, and those shown in the tables above, result from our Convertible Junior Subordinated Debentures issued in 2008 and discussed in Note 3.
Effective January 1, 2009 we adopted new accounting guidance regarding participating securities. The standard clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, interim periods within those years, and on a retrospective basis for all historical periods presented. The adoption of this guidance did not have an impact on our calculations of basic and diluted earnings per share due to our current net loss position.
During the second quarter of 2009, we adopted new accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The new guidance revises the recognition and reporting requirements for other-than-temporary impairments on our fixed income securities. In the second quarter of 2009, we also adopted additional application guidance on measuring fair value in less active markets.

The adoption of this guidance did not have a material impact on our financial condition or results of operations. (See Note 7.)
In December 2008, new guidance that provides additional information on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan was issued. The guidance is effective for fiscal years ending after December 15, 2009. We are currently evaluating the provisions of this statement and the impact this statement will have on our disclosures.
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
In 2009, through September 30, 2009, we repurchased approximately $113.9 million in par value of our 5.625% Senior Notes due in September 2011. We recognized a gain on the repurchases of approximately $26.3 million, which is included in other revenue on the Consolidated Statement of Operations for the nine months ended September 30, 2009. At September 30, 2009 we had approximately $86.1 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015 outstanding. At December 31, 2008 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015 outstanding. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholder’s equity of at least 15% of our consolidated shareholders equity. We believe we were in compliance with all covenants at September 30, 2009.
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
At September 30, 2009 and December 31, 2008, the fair value of the amount outstanding under our Senior Notes was $288.9 million and $338.3 million, respectively. The fair value of amounts outstanding under our credit facility at December 31, 2008 was $200 million. The fair value of our credit facility was approximated at par and the fair value of our Senior Notes was determined using publicly available trade information.
Interest payments on all long-term and short-term debt, excluding the convertible debentures, were $22.7 million and $29.8 million for the nine months ended September 30, 2009 and 2008, respectively.
Note 3 — Convertible debentures and related derivatives
In March and April 2008 we completed the sale of $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. For more information about the effective interest rate and related effect on interest expense, see the discussion of convertible debt instruments in Note 1 — New Accounting Guidance. At September 30, 2009 and December 31, 2008 we had $389.5 million and $390.0 million, respectively, of principal amount outstanding on the convertible debentures with the amortized value reflected as a liability on our consolidated balance sheet of $286.5 million and $272.5 million, respectively, with the unamortized discount reflected in equity. At September 30, 2009 we also had $18.3 million of deferred interest outstanding on the convertible debentures which is included in other liabilities on the consolidated balance sheet.
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
Interest on the debentures that would have been payable on the scheduled interest payment dates has been deferred for 10 years past the scheduled payment date. During this 10-year deferral period the deferred interest will continue to accrue and compound semi-annually to the extent permitted by applicable law at an annual rate of 9%. We also have the right to defer interest that is payable on subsequent scheduled interest payment dates if we give notice as required by the debentures. Any deferral of such interest would be on terms equivalent to those described above.
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
The fair value of the convertible debentures was approximately $290.2 million and $145.7 million, respectively, at September 30, 2009 and December 31, 2008, as determined using available pricing for these debentures or similar instruments.
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
The reinsurance recoverable on loss reserves related to captive agreements was approximately $354 million at September 30, 2009. The total fair value of the trust fund assets under our captive agreements at September 30, 2009 was approximately $604 million. During the first nine months of 2009, $41 million of trust fund assets were transferred to us as a result of captive terminations. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and there was a corresponding decrease in our reinsurance recoverable on loss reserves, which is offset by a decrease in our net losses paid. Subsequent to the third quarter of 2009, through the date that this quarterly report was finalized, an additional $74 million of trust fund assets were transferred to us as a result of captive terminations.

In June 2008 we entered into a reinsurance agreement that was effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began April 1, 2008 and was scheduled to end on December 31, 2010, subject to two one-year extensions that could have been exercised by the reinsurer. Effective March 20, 2009, we terminated this reinsurance agreement. The termination resulted in a reinsurance fee of $26.4 million as reflected in our results of operations for the nine months ended September 30, 2009. There are no further obligations under this reinsurance agreement.
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
We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us.
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
Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. The Complaint also names two officers of C-BASS with respect to the Complaint’s allegations regarding C-BASS. The purported class period covered by the Complaint begins on October 12, 2006 and ends on February 12, 2008. The Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the Complaint. We filed a motion to dismiss the Complaint in August 2009 and briefing is expected to be completed in November 2009. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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
Historically, claims submitted to us on policies we rescinded were not a material portion of our claims resolved during a year. However, beginning in 2008 rescissions have materially mitigated our paid losses. If an insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. We are not involved in arbitration or judicial proceedings regarding a material amount of our rescissions. However, we continue to have discussions with lenders regarding their objections to rescissions that in the aggregate are material.
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
Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the nine months ended September 30, 2009 and 2008. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans on which we also provided contract underwriting services makes a claim for a contract underwriting remedy more likely to occur. In the third quarter of 2009, we experienced an increase in claims for contract underwriting remedies, which may continue. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.
Note 6 — Earnings (loss) per share
Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities with non-forfeitable rights to dividends of 1.8 million and 1.6 million, respectively, for the three months ended September 30, 2009 and 2008 and 1.9 million and 1.4 million, respectively for the nine months ended September 30, 2009 and 2008 because they were anti-dilutive due to our reported net loss. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debentures (issued in March 2008). In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. The following is a reconciliation of the weighted average number of shares; however for the three months ended September 30, 2009 and 2008 common stock equivalents of 32.1 million and 27.3 million, respectively, and for the nine months ended September 30, 2009 and 2008 common stock equivalents of 33.5 million and 20.8 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in thousands)
Weighted-average shares — Basic	124,296	123,834	124,180	110,647
Common stock equivalents	—	—	—	—

Weighted-average shares — Diluted	124,296	123,834	124,180	110,647

Note 7 — Investments
The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2009 and December 31, 2008 are shown below. Debt securities consist of fixed maturities and short-term investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses (1)	Value
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$569,285	$9,364	$(1,333)	$577,316
Obligations of U.S. states and political subdivisions	5,165,290	268,570	(36,179)	5,397,681
Corporate debt securities	1,599,410	45,135	(5,243)	1,639,302
Residential mortgage-backed securities	126,566	4,485	(6,731)	124,320
Debt securities issued by foreign sovereign governments	111,681	2,180	(583)	113,278

Total debt securities	7,572,232	329,734	(50,069)	7,851,897
Equity securities	2,861	34	(1)	2,894

Total investment portfolio	$7,575,093	$329,768	$(50,070)	$7,854,791

(1)	There were no other-than-temporary losses included in other comprehensive income at September 30, 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008:	Cost	Gains	Losses	Value
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$168,917	$21,297	$(405)	$189,809
Obligations of U.S. states and political subdivisions	6,401,903	141,612	(237,575)	6,305,940
Corporate debt securities	314,648	6,278	(4,253)	316,673
Residential mortgage-backed securities	151,774	3,307	(14,251)	140,830
Debt securities issued by foreign sovereign governments	83,448	6,203	—	89,651

Total debt securities	7,120,690	178,697	(256,484)	7,042,903
Equity securities	2,778	—	(145)	2,633

Total investment portfolio	$7,123,468	$178,697	$(256,629)	$7,045,536

The amortized cost and fair values of debt securities at September 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
September 30, 2009	Cost	Value
	(In thousands of dollars)
Due in one year or less	$48,591	$49,009
Due after one year through five years	2,297,023	2,361,658
Due after five years through ten years	1,658,842	1,737,149
Due after ten years	2,925,260	3,079,805

	6,929,716	7,227,621

Auction rate securities (1)	515,950	499,956
Residential mortgage-backed securities	126,566	124,320

Total at September 30, 2009	$7,572,232	$7,851,897

	Amortized	Fair
December 31, 2008	Cost	Value
	(In thousands of dollars)
Due in one year or less	$432,727	$435,045
Due after one year through five years	1,606,915	1,630,086
Due after five years through ten years	1,230,379	1,283,317
Due after ten years	3,174,995	3,029,725

	6,445,016	6,378,173

Auction rate securities (1)	523,900	523,900
Residential mortgage-backed securities	151,774	140,830

Total at December 31, 2008	$7,120,690	$7,042,903

(1)	At September 30, 2009 and December 31, 2008, 98% of auction rate securities had a contractual maturity greater than 10 years.
At September 30, 2009 and December 31, 2008, the investment portfolio had gross unrealized losses of $50.1 million and $256.6 million, respectively. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$150,178	$1,161	$1,459	$172	$151,637	$1,333
Obligations of U.S. states and political subdivisions	460,684	12,638	484,067	23,541	944,751	36,179
Corporate debt securities	260,662	5,189	1,540	54	262,202	5,243
Residential mortgage-backed securities	—	—	33,479	6,731	33,479	6,731
Debt issued by foreign sovereign governments	30,542	583	—	—	30,542	583
Equity securities	1,285	1	—	—	1,285	1

Total investment portfolio	$903,351	$19,572	$520,545	$30,498	$1,423,896	$50,070

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,106	$245	$1,242	$160	$14,348	$405
Obligations of U.S. states and political subdivisions	1,640,406	102,437	552,191	135,138	2,192,597	237,575
Corporate debt securities	72,711	4,127	1,677	126	74,388	4,253
Residential mortgage-backed securities	41,867	14,251	—	—	41,867	14,251
Debt issued by foreign sovereign governments	—	—	—	—	—	—
Equity securities	227	10	2,062	135	2,289	145

Total investment portfolio	$1,768,317	$121,070	$557,172	$135,559	$2,325,489	$256,629

There were 261 securities in an unrealized loss position at September 30, 2009. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at September 30, 2009 and December 31, 2008, compared to the interest rates at the time of purchase. Of those securities in an unrealized loss position greater than 12 months at September 30, 2009, 109 securities had a fair value greater than 80% of amortized cost and 7 securities had a fair value less than 80% of amortized cost.
In April 2009, new accounting guidance regarding the recognition and presentation of other-than-temporary impairments were issued. The new guidance require us to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which we assert that we do not have the intent to sell the security, and it is more likely than not that we will not be required to sell the security before recovery of our cost basis. Under this guidance the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (such as changes in interest rates or market conditions) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. This guidance was effective beginning with the quarter ending June 30, 2009.
Each quarter we perform reviews of our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:
•	our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery;

•	extent and duration of the decline;

•	failure of the issuer to make scheduled interest or principal payments;

•	change in rating below investment grade; and

•	adverse conditions specifically related to the security, an industry, or a geographic area.
Under the current guidance a debt security impairment is deemed other than temporary if (1) we either intend to sell the security, or its is more likely than not that we will be required to sell the security before recovery or (2) we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the third quarter of 2009 we had no OTTI recognized in earnings. During the first nine months of 2009 we recognized OTTI in earnings of $35.1 million.
The net realized investment gains (losses) are as follows:

	Three months ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands of dollars)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$33,074	$(34,209)	$30,035	(45,097)
Equity securities	40	58	181	51
Joint ventures	—	62,769	—	62,495
Other	369	(705)	525	(993)

	$33,483	$27,913	$30,741	16,456

In the third quarter of 2009, there were gross realized gains on the sale of fixed income investments of $34.8 million offset by gross realized losses on the sale of fixed income securities of $1.3 million. In the first nine months of 2009, there were gross realized gains on the sale of fixed income investments of $82.2 million offset by gross realized losses on the sale of fixed income securities of $16.4 million and OTTI impairments of $35.1 million. The net realized gains on investments during 2009 was primarily the result of reducing the proportion of our investment portfolio in tax exempt municipal securities while increasing the proportion of taxable securities principally since the tax benefits of holding tax exempt municipal securities are no longer available based on our current net loss position. The majority of the gross realized losses on sales during 2009 were due to credit concerns related to these securities which became more pronounced in the first half of 2009.
Note 8 — Fair value measurements
We adopted fair value accounting guidance that became effective January 1, 2008. This guidance address aspects of the expanding application of fair-value accounting. The guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements and provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition. For the nine months ended September 30, 2009 and 2008, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.
In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:
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
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed throughout this process which includes reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. On a quarterly basis, we perform quality controls over values received from the pricing sources which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. We have not made any adjustments to the prices obtained from the independent pricing sources.
Assets and liabilities classified as Level 3 are as follows:
•	Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 4 of our Notes to Financial Statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2008 and September 30, 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions.
•	Nominal credit risk as securities are ultimately guaranteed by the United States Department of Education;

•	Liquidity by December 31, 2012;

•	Continued receipt of contractual interest; and

•	Discount rates incorporating at least a 2.00% spread for liquidity risk.
The remainder of our level 3 securities are valued based on the present value of expected cash flows utilizing data provided by the trustees.
•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.
Fair value measurements for items measured at fair value included the following as of September 30, 2009 and December 31, 2008:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(in thousand of dollars)
September 30, 2009
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$577,316	$577,316	$—	$—

Obligations of U.S. states and political subdivisions	5,397,681	—	5,019,180	378,501

Corporate debt securities	1,639,302	2,329	1,505,141	131,832
Residential mortgage-backed securities	124,320	26,698	97,622	—

Debt securities issued by foreign sovereign governments	113,278	102,147	11,131	—

Total debt securities	7,851,897	708,490	6,633,074	510,333
Equity securities	2,894	2,573	—	321

Total investments	$7,854,791	$711,063	$6,633,074	$510,654
Real estate acquired (1)	3,263	—	—	3,263

December 31, 2008
Assets
Total investments	$7,045,536	$281,248	$6,218,338	$545,950
Real estate acquired (1)	32,858	—	—	32,858

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.
For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Obligations of U.S.
	States and Political	Corporate Debt	Equity	Total	Real Estate
	Subdivisions	Securities	Securities	Investments	Acquired
		(in thousand of dollars)
Balance at June 30, 2009	$386,338	$134,070	$321	$520,729	$7,858
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	—	—	—	—	—

Included in earnings and reported as losses incurred, net	—	—	—	—	585
Included in other comprehensive income	(5,674)	(2,038)	—	(7,712)	—

Purchases, issuances and settlements	(2,163)	(200)	—	(2,363)	(5,180)
Transfers in and/or out of Level 3	—	—	—	—	—

Balance at September 30, 2009	$378,501	$131,832	$321	$510,654	$3,263

Amount of total losses included in earnings for the three month period ended September 30, 2009 attributable to the change in unrealized losses on assets still held at September 30, 2009	$—	$—	$—	$—	$(122)

	Obligations of U.S.
	States and Political	Corporate Debt	Equity	Total	Real Estate
	Subdivisions	Securities	Securities	Investments	Acquired
		(in thousands of dollars)
Balance at December 31, 2008	$395,388	$150,241	$321	$545,950	$32,858
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	—	(10,107)	—	(10,107)	—

Included in earnings and reported as losses incurred, net	—	—	—	—	(1,304)
Included in other comprehensive income	(11,777)	(3,467)	—	(15,244)	—

Purchases, issuances and settlements	(5,110)	(4,835)	—	(9,945)	(28,291)
Transfers in and/or out of Level 3	—	—	—	—	—

Balance at September 30, 2009	$378,501	$131,832	$321	$510,654	$3,263

Amount of total losses included in earnings for the nine month period ended September 30, 2009 attributable to the change in unrealized losses on assets still held at September 30, 2009	$—	$(10,107)	$—	$(10,107)	$(413)

		Real Estate
	Total Investments	Acquired	Other Liabilities
	(in thousands of dollars)
Balance at June 30, 2008	$37,348	$64,619	$(22,157)
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment losses, net	(8,157)	—	—
Included in earnings and reported as other revenue	—	—	—
Included in earnings and reported as losses incurred, net	—	(837)	—
Included in other comprehensive income	(750)	—	—
Purchases, issuances and settlements	323	(14,339)	22,157
Transfers in and/or out of Level 3	—	—	—

Balance at September 30, 2008	$28,764	$49,443	$—

Amount of total losses included in earnings for the three month period ended September 30, 2008 attributable to the change in unrealized gains (losses) on assets (liabilities) still held at September 30, 2008	$(6,278)	$(4,230)	$—

		Real Estate
	Total Investments	Acquired	Other Liabilities
	(in thousands of dollars)
Balance at January 1, 2008	$37,195	$145,198	$(12,132)
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment losses, net	(14,211)	—	—
Included in earnings and reported as other revenue	—	—	(6,823)
Included in earnings and reported as losses incurred, net	—	(18,595)	—
Included in other comprehensive income	2,793	—	—
Purchases, issuances and settlements	2,987	(77,160)	18,955
Transfers in and/or out of Level 3	—	—	—

Balance at September 30, 2008	$28,764	$49,443	$—

Amount of total losses included in earnings for the nine month period ended September 30, 2008 attributable to the change in unrealized gains (losses) on assets (liabilities) still held at September 30, 2008	$(12,156)	$(12,388)	$—

Note 9 — Comprehensive income
Our total comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
	Septemer 30,		September 30,
	2009	2008	2009	2008
		(In thousands of dollars)
Net loss	$(517,768)	$(115,385)	$(1,042,163)	$(249,767)
Other comprehensive income (loss)	146,004	(126,219)	251,334	(185,967)

Total comprehensive loss	$(371,764)	$(241,604)	$(790,829)	$(435,734)

Other comprehensive income (loss) (net of tax):
Change in unrealized gains and losses on investments	$140,193	$(110,989)	230,870	(178,293)
Unrealized foreign currency translation adjustment	5,811	(15,607)	20,464	(7,761)
Other	—	377	—	87

Other comprehensive income (loss)	$146,004	$(126,219)	$251,334	$(185,967)

At September 30, 2009, accumulated other comprehensive loss of $144.5 million included $179.8 million of net unrealized gains on investments and $12.6 million related to foreign currency translation adjustment, offset by ($47.9) million relating to defined benefit plans. At December 31, 2008, accumulated other comprehensive loss of ($106.8) million included ($51.0) million of net unrealized losses on investments, ($47.9) million relating to defined benefit plans and ($7.9) million related to foreign currency translation adjustment.
Note 10 — Benefit Plans
The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended
	September 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2009	2008	2009	2008
		(In thousands of dollars)
Service cost	$2,039	$2,303	$320	$1,055
Interest cost	3,575	3,643	366	1,304
Expected return on plan assets	(3,835)	(4,869)	(558)	(942)
Recognized net actuarial loss	1,583	141	426	—
Amortization of transition obligation	—	—	—	70
Amortization of prior service cost	180	170	(1,515)	—

Net periodic benefit cost	$3,542	$1,388	$(961)	$1,487

	Nine Months Ended
	September 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2009	2008	2009	2008
		(In thousands of dollars)
Service cost	$6,116	$6,375	$960	$2,831
Interest cost	10,725	10,307	1,098	3,662
Expected return on plan assets	(11,505)	(14,479)	(1,673)	(2,824)
Recognized net actuarial loss	4,748	369	1,278	—
Amortization of transition obligation	—	—	—	212
Amortization of prior service cost	539	512	(4,545)	—

Net periodic benefit cost	$10,623	$3,084	$(2,882)	$3,881

In October 2008 we amended our postretirement benefit plan under which we provide both medical and dental benefits for our retired employees and their spouses. Under this plan retirees pay a premium for these benefits. The amendment, which was effective January 1, 2009, includes the termination of benefits provided to retirees once they reach the age of 65. This amendment significantly reduced our accumulated postretirement benefit obligation. The amendment also reduces our net periodic benefit cost in future periods beginning in 2009. The 2008 net periodic benefits costs in the table above are not affected by the amendment.
We previously disclosed in our financial statements for the year ended December 31, 2008 that we expected to contribute approximately $10.0 million and zero, respectively, to our pension and postretirement plans in 2009. We contributed $10.0 million to the pension plan in the third quarter of 2009.
In May 2009 we amended our profit sharing and 401(k) savings plan such that no new investments can be made in company stock.
Note 11 — Income Taxes
Valuation Allowance
We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have reduced our benefit from income tax by establishing a valuation allowance in the first nine months of 2009.
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
In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $432 million. Therefore, the remaining contingency reserves will be released and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. The valuation allowance, established in the first nine months of 2009, reduced our benefit from income taxes by $297.6 million, as shown in the table below. In the third quarter of 2009, our deferred tax asset valuation allowance decreased by the deferred tax liability related to $279.7 million of unrealized gains that were recorded to equity. This decrease in the valuation allowance resulted in a tax benefit of $100.3 million in the third quarter of 2009. In the event of future operating losses, it is likely that a tax provision (benefit) will be recorded as an offset to any taxes recorded to equity for changes in unrealized gains or other items in other comprehensive income.

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
	($ in millions)
Benefit from income taxes	$(233.8)	$(482.7)
Valuation allowance	133.5	297.6

Tax provision (benefit)	$(100.3)	$(185.1)

Recently enacted legislation will expand the carryback period for certain net operating losses from 2 years to 5 years. Based on results through September 2009, we estimate that approximately $178 million will be recovered due to this change. The exact amount of the recovery will be determined by results for the remainder of this year, with any tax benefit being recorded in the fourth quarter of 2009. Since the carryback period includes years where we have not reached final agreements on the amount of taxes due with the IRS, the receipt of any taxes recoverable may be delayed and subject to any final settlement.
Giving full effect to the carryback of net operating losses under the new legislation described above, for federal income tax purposes, we have approximately $136 million of net operating loss carryforwards as of September 30, 2009. Any unutilized carryforwards are scheduled to expire at the end of tax year 2029.
Note 12 — Loss Reserves and Premium Deficiency Reserve
Loss Reserves
Losses incurred for the third quarter of 2009 increased compared to the third quarter of 2008. The default inventory increased by 23,373 delinquencies in the third quarter of 2009, compared to an increase of 23,677 in the third quarter of 2008. We believe that the default inventory will continue to increase in the fourth quarter of 2009. The estimated severity remained relatively stable in the third quarter of 2009 and increased in the third quarter of 2008, but the estimated severity was higher at September 30, 2009 than at September 30, 2008. The estimated claim rate remained flat in the third quarter of 2009 and decreased in the third quarter of 2008.
Losses incurred for the first nine months of 2009 increased compared to the same periods in 2008 primarily due to a larger increase in the default inventory. The default inventory increased by 53,422 delinquencies in the first nine months of 2009, compared to an increase of 44,788 in the first nine months of 2008. The estimated severity continued to increase slightly in the first nine months of 2009 primarily as a result of the default inventory containing higher loan exposures with expected higher average claim payments. The increase in estimated severity was less substantial than the increase experienced during the first nine months of 2008. The estimated claim rate remained flat for the first nine months of 2009 and 2008.
Our loss estimates are established based upon historical experience. We continue to experience increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 14,960 as of December 31, 2008 to 17,892 as of June 30, 2009 and 19,083 as of September 30, 2009. Our Florida delinquencies increased from 29,380 as of December 31, 2008 to 34,901 as of June 30, 2009 and 37,503 as of September 30, 2009. The average claim paid on California loans in 2008 and 2009 was more than twice as high as the average claim paid for the remainder of the country.
Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 rescissions have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions during the remainder of 2009, we can give no assurance that rescissions will continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. Rescissions mitigated our paid losses by approximately $390 million and $839 million, respectively, during the third quarter and first nine months of 2009, compared to $45 million and $97 million, respectively during the third quarter and first nine months of 2008. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. Our loss reserving methodology incorporates the effects rescission activity are expected to have on the losses we will pay on our delinquent inventory. Variances between our ultimate actual rescission rates and these estimates could materially affect our losses incurred. The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately and included in “Other liabilities” on our consolidated balance sheet.
Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received two quarters or less before the end of our most recently completed quarter to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of September 30, 2009
Ever to Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)
Q1 2008	12.7%	100.0%
Q2 2008	15.9%	99.8%
Q3 2008	20.8%	98.9%
Q4 2008	22.0%	94.9%
Q1 2009	20.0%	84.6%

(1)	This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.

(2)	This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims rescinded.
We anticipate that the ever-to-date rescission rate in the more recent quarters will increase as the ever-to-date resolution percentage approaches 100%.
Information about the composition of the primary insurance default inventory at September 30, 2009, December 31, 2008 and September 30, 2008 appears in the table below. Reduced documentation loans only appear in the reduced documentation category and do not appear in any of the other categories.

	September 30,	December 31,	September 30,
	2009	2008	2008
Total loans delinquent (1)	235,610	182,188	151,908
Percentage of loans delinquent (default rate)	16.92%	12.37%	10.20%

Prime loans delinquent (2)	137,789	95,672	76,110
Percentage of prime loans delinquent (default rate)	11.91%	7.90%	6.25%

A-minus loans delinquent (2)	36,335	31,907	28,384
Percentage of A-minus loans delinquent (default rate)	37.95%	30.19%	25.93%

Subprime credit loans delinquent (2)	13,432	13,300	12,705
Percentage of subprime credit loans delinquent (default rate)	48.26%	43.30%	39.62%

Reduced documentation loans delinquent (3)	48,054	41,309	34,709
Percentage of reduced doc loans delinquent (default rate)	42.85%	32.88%	26.75%

(1)	At September 30, 2009, December 31, 2008 and September 30, 2008, 46,167, 45,482 and 42,899 loans in default, respectively, related to Wall Street bulk transactions and 16,802, 13,275 and 9,923 loans in default, respectively, were in our claims received inventory.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.
Premium Deficiency Reserve
The components of the premium deficiency reserve at September 30, 2009, June 30, 2009 and December 31, 2008 appears in the table below.

	September 30,	June 30,	December 31,
	2009	2009	2008
	($ millions)
Present value of expected future premium	$489	$595	$712
Present value of expected future paid losses and expenses	(2,341)	(2,491)	(3,063)

Net present value of future cash flows	(1,852)	(1,896)	(2,351)
Established loss reserves	1,644	1,669	1,897

Net deficiency	$(208)	$(227)	$(454)

The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2009 was $19 million and $246 million, respectively, as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for the third quarter is primarily related to lower estimated ultimate premiums and the change in assumptions for the nine months ended September 30, 2009 is primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums. The lower estimated ultimate losses and lower estimated ultimate premiums were primarily due to higher expected rates of rescissions.

	($ millions)
Premium Deficiency Reserve at June 30, 2009		$(227)
Paid claims and LAE	136
Decrease in loss reserves	(25)
Premium earned	(35)
Effects of present valuing on future premiums, losses and expenses	31

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		107

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses and expenses and discount rate (1)		(88)

Premium Deficiency Reserve at September 30, 2009		$(208)

(1)	A negative number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a deficiency of prior premium deficiency reserves.

	($ millions)
Premium Deficiency Reserve at December 31, 2008		$(454)
Paid claims and LAE	441
Decrease in loss reserves	(253)
Premium earned	(122)
Effects of present valuing on future premiums, losses and expenses	29

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		95

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses and expenses and discount rate (2)		151

Premium Deficiency Reserve at September 30, 2009		$(208)

(2)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

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
Outlook
     At this time, we are facing two particularly significant challenges, which we believe are shared by the other participants in our industry:
•	Whether we will have access to sufficient capital to continue to write new business. This challenge is discussed under “Capital” below.

•	Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. This challenge is discussed under “Fannie Mae and Freddie Mac” below.

     For additional information about these challenges, see the portions of our 10-K MD&A titled “Overview — Future of the Domestic Housing Finance System,” “Overview — Debt at our Holding Company and Holding Company Capital Resources” and “Overview — Private and Public Efforts to Modify Mortgage Loans and Reduce Foreclosure.”
Capital
     At September 30, 2009, MGIC’s policyholders position exceeded the required regulatory minimum by approximately $456 million, and we exceeded the required minimum by approximately $543 million on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At September 30, 2009 MGIC’s risk-to-capital was 17.3:1 and was 19.7:1 on a combined statutory basis. Beginning with our June 30, 2009 risk-to-capital calculations we have deducted risk in force on policies currently in default and for which loss reserves have been established. For additional information about how we calculate risk-to-capital, see “Liquidity and Capital Resources — Risk to Capital” below.
     For some time, we have been working to implement a plan to write new mortgage insurance in MGIC Indemnity Corporation (“MIC”), a wholly owned subsidiary of MGIC. This plan is driven by our belief that MGIC will not meet regulatory capital requirements in Wisconsin (which would prevent MGIC from writing new business anywhere) or in certain jurisdictions (which would prevent MGIC from writing business in the particular jurisdiction) and may not be able to obtain appropriate waivers of these requirements. This could occur in the first quarter of 2010, or earlier; the timing will primarily depend on the level of new loan default notices and the claim rate associated with loans in default. In addition to Wisconsin, these capital requirements are present in 16 jurisdictions while the remaining jurisdictions in which MGIC does business do not have specific capital requirements applicable to mortgage insurers. Before MIC can begin writing new business, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) must specifically authorize MIC to do so and MIC must obtain or reactivate licenses in the jurisdictions where it will transact business. In addition, as a practical matter, MIC’s ability to write mortgage insurance depends on being approved as an eligible mortgage insurer by Fannie Mae and/or Freddie Mac (together, the “GSEs”).
     On October 14, 2009, we, MGIC and MIC entered into an agreement (the “Agreement”) with Fannie Mae under which MGIC agreed to contribute $200 million to MIC and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Agreement. The contribution to MIC was made on October 21, 2009. Under the Agreement, MIC will be eligible to write mortgage insurance only if the OCI grants MGIC a waiver from Wisconsin’s capital requirements and only in those 16 jurisdictions in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements applicable to mortgage insurers and if MGIC fails to obtain relief from those requirements or a specified waiver of them. We expect MGIC will be able to obtain waivers in a number of these jurisdictions such that MGIC, rather than MIC, will write new business there. The Agreement, including certain restrictions imposed on us, MGIC and MIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.

     Under the Agreement, MIC has been approved as an eligible mortgage insurer by Fannie Mae only though December 31, 2011. Whether MIC will continue as an eligible mortgage insurer after that date will be determined by Fannie Mae’s mortgage insurer eligibility requirements then in effect. Further, under the Agreement we cannot capitalize MIC with more than a $200 million contribution, without prior approval from Fannie Mae, which limits the amount of business MIC can write. We believe that the amount of capital that we have contributed to MIC will be more than sufficient to write business for the term of the Agreement in the jurisdictions in which, giving effect to our expectation that MGIC will obtain waivers of regulatory capital requirements in certain jurisdictions as referred to above, MIC is eligible to do so under the Agreement. There can be no assurance, however, that in fact MIC’s capital will be sufficient to permit this level of writings.
     We have been working closely with Freddie Mac to approve MIC as an eligible mortgage insurer. Freddie Mac has informed us that they will need additional analysis prior to approving MIC as an eligible mortgage insurer. This analysis could take some time to complete. There can be no assurance that Freddie Mac will approve MIC as an eligible mortgage insurer.
     We are also working closely with the OCI to receive the approvals that MIC requires to begin writing new insurance. While in July 2009 the OCI approved a transaction under which we would have contributed more than $200 million to MIC and MIC would have written mortgage insurance in all jurisdictions in place of MGIC, the OCI has not approved the plan to write mortgage insurance through MIC contemplated by the Agreement nor has it yet granted MGIC a waiver from the regulatory capital requirements in Wisconsin. There can be no assurance that we will be able to obtain, in a timely fashion or at all, the approvals from OCI necessary to allow MGIC to continue to write new insurance or the approvals necessary for MIC to write new insurance in any jurisdiction. Similarly, there can be no assurances that MIC will receive the necessary approvals from any or all of the jurisdictions in which MGIC would be prohibited from doing so due to MGIC’s failure to meet applicable regulatory capital requirements.
     Depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC will not write business. It is also possible that the OCI could take actions that would prohibit MGIC and/or MIC from writing new business in any jurisdiction.
     A failure to meet regulatory capital requirements does not mean that MGIC does not have sufficient resources to pay claims on its insurance. Even in scenarios in which losses materially exceed those that would result in not meeting regulatory requirements, we believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force. Our estimates of our claims paying resources and claim obligations are based on various assumptions, including our anticipated rescission activity.

Fannie Mae and Freddie Mac
     In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement. The Obama administration has announced that it will announce its plans regarding the future of the GSEs in early 2010.
     For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). In September 2009, Fannie Mae announced that, effective January 1, 2010, it would expand broadly the types of loans eligible for charter coverage. Fannie Mae’s announcement also said it would eliminate its reduced coverage program in the second quarter of 2010. During the third quarter of 2009, a majority of our volume has been on loans with GSE standard coverage, a substantial portion of our volume has been on loans with reduced coverage, and a minor portion of our volume has been on loans with charter coverage. We charge higher premium rates for higher coverages. To the extent lenders selling loans to Fannie Mae chose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.
Factors Affecting Our Results
Our results of operations are affected by:
•	Premiums written and earned

Premiums written and earned in a year are influenced by:
•	New insurance written, which increases insurance in force, is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. New insurance written does not include loans previously insured by us which are modified, such as loans modified under the Home Affordable Refinance Program.

•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies canceled due to claim payment.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders (“captives”) and risk sharing arrangements with the GSEs.
     Premiums are generated by the insurance that is in force during all or a portion of the period. Hence, changes in the average insurance in force in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by differences in the average premium rate between the two periods as well as by premiums that are returned or expected to be returned in connection with rescissions and premiums ceded to captives or the GSEs. Also, new insurance written and cancellations during a period will generally have a greater effect on premiums written and earned in subsequent periods than in the period in which these events occur.
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
     Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in the 10-K MD&A, except in the case of premium deficiency reserves, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

•	The state of the economy, including unemployment, and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured, with higher average loan amounts tending to increase losses incurred.

•	The percentage of coverage on insured loans, with deeper average coverage tending to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

•	The rates at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions and denials, which we collectively refer to as rescissions, of coverage using the rate at which we have rescinded claims during recent periods.

•	The distribution of claims over the life of a book. Historically, the first two years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy, including unemployment, and other factors can affect this pattern. For example, a weak economy can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. We are currently seeing such performance as it relates to delinquencies from our older books. See “— Mortgage Insurance Earnings and Cash Flow Cycle” and “—Losses Incurred” below.
•	Changes in premium deficiency reserves
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
     Interest expense reflects the interest associated with our outstanding debt obligations. Our long-term debt obligations at September 30, 2009 include approximately $86.1 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, and $390 million in convertible debentures due in 2063 (interest on these debentures accrues even if we defer the payment of interest and compounds), as discussed in Notes 2 and 3 of our Notes to Consolidated Financial Statements and under “Liquidity and Capital Resources” below. Also as discussed in Note 1 of the Consolidated Financial Statements, we adopted new guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19% at the time of issuance. At September 30, 2009, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $286.5 million, with the unamortized discount reflected in equity.
•	Income from joint ventures
     During the period in which we held an equity interest in Sherman Financial Group, Sherman was principally engaged in purchasing and collecting for its own account delinquent consumer receivables, which are primarily unsecured, and in originating and servicing subprime credit card receivables. The factors that affect Sherman’s consolidated results of operations are discussed in our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008, to which you should refer.
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
2009 Third Quarter Results
     Our results of operations in the third quarter of 2009 were principally affected by:
•	Net premiums written and earned
     Net premiums written and earned during the third quarter of 2009 decreased when compared to the third quarter of 2008 due to a lower average insurance in force, due to reduced levels of new insurance written, and lower average premium yields which are a result of the shift in the mix of newer writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates, offset by lower ceded premiums due to captive terminations and run-offs. Our net premiums written and earned during the third quarter of 2009 were also negatively impacted as a result of higher levels of rescissions in the quarter as well as an increase in our estimate for expected premium refunds due to an increase in our expected rescission levels.
•	Investment income
     Investment income in the third quarter of 2009 was lower when compared to the third quarter of 2008 due to a decrease in the pre-tax yield, offset by an increase in the average amortized cost of invested assets.
•	Realized gains (losses) and other-than-temporary impairments
     Realized gains for the third quarter of 2009 included $33.5 million in net realized gains on the sale of fixed income investments. Realized gains for the third quarter of 2008 included $62.8 million from the sale of our interest in Sherman, which was offset by realized losses on sales of investments of $3.2 million and other-than-temporary impairments on our investment portfolio of $31.7 million.
•	Losses incurred
     Losses incurred for the third quarter of 2009 increased compared to the third quarter of 2008. The default inventory increased by 23,373 delinquencies in the third quarter of 2009, compared to an increase of 23,677 in the third quarter of 2008. The estimated severity remained relatively stable in the third quarter of 2009, but was higher than the comparable period in 2008. The estimated claim rate remained flat in the third quarter of 2009 and decreased in the third quarter of 2008.

•	Premium deficiency
     During the third quarter of 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $19 million from $227 million, as of June 30, 2009, to $208 million as of September 30, 2009. The decrease in the premium deficiency represents the net result of actual premiums, losses and expenses as well as a net change in assumptions primarily related to lower estimated premiums. The $208 million premium deficiency reserve as of September 30, 2009 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
•	Underwriting and other expenses
     Underwriting and other expenses for the third quarter of 2009 decreased when compared to the same period in 2008. The decrease reflects our lower contract underwriting volume as well as a reduction in headcount and a focus on expenses in difficult market conditions.
•	Interest expense
     Interest expense for the third quarter of 2009 decreased when compared to the third quarter of 2008. The decrease is primarily the result of repaying the $200 million credit facility in the second quarter of 2009 as well as the repurchase, during 2009, of approximately $113.9 million of our Senior Notes due in September 2011. These reductions were somewhat offset by an increase in interest on our convertible debentures (interest on these debentures accrues even if we defer the payment of interest). As discussed in Note 1 of the Consolidated Financial Statements, we adopted new guidance regarding accounting for convertible debt instruments, on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19%.
•	Income from joint ventures
     We had no income from joint ventures in the third quarter of 2009. Income from joint ventures, net of tax, was $3.3 million in the third quarter of 2008. The income from joint ventures in 2008 was related to our interest in Sherman that was sold in the third quarter of 2008.
•	Provision for (benefit) from income tax
     We had a benefit from income taxes of $100.3 million in the third quarter of 2009, compared to a benefit from income taxes of $90.1 million in the third quarter of 2008. In the third quarter of 2009, our deferred tax asset valuation allowance decreased by the deferred tax liability related to $279.7 million of unrealized gains that were recorded to equity. This decrease in the valuation allowance resulted in a tax benefit of $100.3 million in the third quarter of 2009. Any tax credit on our operating losses is reduced due to the establishment of a valuation allowance for deferred taxes of $133.5 million.

Results of Consolidated Operations
New insurance written
     The amount of our primary new insurance written during the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		($ billions)
NIW — Flow Channel	$4.6	$9.7	$17.0	$41.2
NIW — Bulk Channel	—	—	—	1.6

Total Primary NIW	$4.6	$9.7	$17.0	$42.8

Refinance volume as a % of primary flow NIW	23%	12%	43%	27%
     The decrease in new insurance written on a flow basis in the third quarter and first nine months of 2009, compared to the same periods in 2008, was primarily due to changes in our underwriting guidelines as well as premium rate increases discussed below. We believe our changes in guidelines and premium rates have lead to greater usage of FHA insurance programs as an alternative to private mortgage insurance. Additionally, both GSEs have implemented adverse market charges on all loans and credit risk-based loan level price adjustments on loans with certain risk characteristics which include loans that qualify for private mortgage insurance. The application of these loan level price adjustments results in a materially higher monthly payment for the borrower, which we also believe has lead to greater usage of FHA insurance programs as an alternative to private mortgage insurance. For a discussion of new insurance written through the bulk channel, see “— Bulk transactions” below.
     We anticipate our flow new insurance written for the remainder of 2009 will continue to be significantly below the level written in the corresponding period in 2008 due to the reasons noted in the preceding paragraph. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.
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
     As shown in the table below, the percentage of our volume written on a flow basis that includes certain segments that we view as having a higher probability of claim declined significantly in 2008 and 2009 as a result of the changes we made in our underwriting guidelines.

	Nine months ended	Year ended	Year ended
	September 30,	December 31,	December 31,
	2009	2008	2007
Product mix as a % of flow NIW
> 95% LTVs	1%	18%	42%
ARMs (1)	1%	1%	3%
FICO < 620	0%	2%	8%
Reduced documentation (2)	0%	2%	10%

(1)	Consists of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”).

(2)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.
     We believe that given the various changes in our underwriting guidelines noted above, our business written beginning in the second quarter of 2008 will generate underwriting profit.
Cancellations and insurance in force
     New insurance written and cancellations of primary insurance in force during the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		Sepember 30,
	2009	2008	2009	2008
	($ billions)
NIW	$4.6	$9.7	$17.0	$42.8
Cancellations	(7.9)	(7.9)	(27.2)	(26.3)

Change in primary insurance in force	$(3.3)	$1.8	$(10.2)	$16.5

     Direct primary insurance in force was $216.8 billion at September 30, 2009 compared to $227.0 billion at December 31, 2008 and $228.2 billion at September 30, 2008.
     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.
     Our persistency rate (percentage of insurance remaining in force from one year prior) was 85.2% at September 30, 2009, an increase from 84.4% at December 31, 2008 and 82.1% at September 30, 2008. These persistency rate improvements reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.
Bulk transactions
     We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant. Wall Street bulk transactions, as of September 30, 2009, included approximately 104,000 loans with insurance in force of approximately $17.2 billion and risk in force of approximately $5.1 billion, which is approximately 63% of our bulk risk in force.
Pool insurance
     We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.
     Our direct pool risk in force was $1.7 billion, $1.9 billion and $2.2 billion at September 30, 2009, December 31, 2008 and September 30, 2008, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at September 30, 2009, December 31, 2008 and September 30, 2008, for $2.1 billion, $2.5 billion and $2.7 billion, respectively, of risk without these limits, risk in force is calculated at $142 million, $150 million and $306 million, respectively.
Net premiums written and earned
     Net premiums written during the third quarter and first nine months of 2009 decreased when compared to the comparable periods in 2008 due to a lower average insurance in force, due to reduced levels of new insurance written, and lower average premium yields which are a result of the shift in the mix of newer writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates, offset by increases, in 2008, of our premium rates and lower ceded premiums due to captive terminations and run-offs. In a captive termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. In a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans. Net premiums written and earned have also decreased in the third quarter and first nine months of 2009 compared to the same periods in 2008 due to higher levels of rescissions and expected rescissions, which result in a return of premium.
     We expect our average insurance in force in the fourth quarter of 2009 to be below our average insurance in force for the comparable period in 2008 and the third quarter of 2009. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) in the fourth quarter of 2009 to continue at approximately the level experienced during the first nine months of 2009 and to be higher than the level experienced during the third quarter of 2009. We anticipate that the increase in our expected premium refunds related to expected rescissions in the fourth quarter of 2009 will be smaller than the increase experienced during the third quarter of 2009.
Risk sharing arrangements
     For the six months ended June 30, 2009, approximately 5.5% of our flow new insurance written was subject to arrangements with captives or risk sharing arrangements with the GSEs compared to 34.4% for the year ended December 31, 2008. We expect the percentage of new insurance written subject to risk sharing arrangements to continue to decline in 2009 for the reasons discussed below. The percentage of new insurance written covered by these arrangements is shown only for the six months ended June 30, 2009 because this percentage normally increases after the end of a quarter. Such increases can be caused by, among other things, the transfer of a loan in the secondary market, which can result in a mortgage insured during a quarter becoming part of a risk sharing arrangement in a subsequent quarter. Premiums ceded in these arrangements are reported in the period in which they are ceded regardless of when the mortgage was insured.
     Effective January 1, 2009, we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 under excess of loss agreements will run off pursuant to the terms of the particular captive arrangement. New business will continue to be ceded under quota share reinsurance arrangements, limited to a 25% cede rate. Beginning in 2008, many of our captive arrangements were either terminated or placed into run-off.
     We anticipate that our ceded premiums related to risk sharing agreements will be significantly less in the fourth quarter of 2009 compared to amounts ceded in fourth quarter of 2008 for the reasons discussed above.
     See discussion under “—Losses” regarding losses assumed by captives.
     In June 2008 we entered into a reinsurance agreement that was effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began on April 1, 2008 and was scheduled to end on December 31, 2010, subject to two one-year extensions that could have been exercised by the reinsurer. Due to our rating agency downgrades in the first quarter of 2009, under the terms of the reinsurance agreement we ceased being entitled to a profit commission, making the agreement less favorable to us. Effective March 20, 2009, we terminated this reinsurance agreement. The termination resulted in a reinsurance fee of

$26.4 million as reflected in our results of operations for the nine months ended September 30, 2009. There are no further obligations under this reinsurance agreement.
Investment income
     Investment income for the third quarter of 2009 decreased when compared to the same period in 2008 due to a decrease in the average investment yield, offset by an increase in the average amortized cost of invested assets. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The portfolio’s average pre-tax investment yield was 3.76% at September 30, 2009 and 4.05% at September 30, 2008. We expect a decline in investment income as the average amortized cost of invested assets decreases due to claims payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.
     Investment income for the first nine months of 2009 increased when compared to the same period in 2008 due to an increase in the average amortized cost of invested assets, offset by a decrease in the average investment yield.
Realized gains (losses) and other-than-temporary impairments
     Realized gains for the third quarter of 2009 were primarily the result of $33.5 million of net realized gains on the sales of fixed income investments. The net realized gains on investments are primarily the result of the sale of fixed income securities. We are in the process of reducing the proportion of our investment portfolio in tax exempt municipal securities while increasing the proportion of taxable securities. We are shifting the portfolio to corporate securities since the tax benefits of holding tax exempt municipal securities are no longer available based on our current net loss position. Realized gains for the third quarter of 2008 included $62.8 million from the sale of our interest in Sherman, which was offset by “other-than-temporary” impairments on our investment portfolio of $31.7 million and realized losses on sales of investments of $3.2 million.
     Realized losses for the first nine months of 2009 included $65.8 million of net realized gains on the sale of fixed income investments, offset by $35.1 million in “other than temporary” impairments on our investment portfolio. Realized gains for the first nine months of 2008 included $62.8 million from the sale of our interest in Sherman, which was offset by $40.2 million in “other than temporary” impairment losses and realized losses on the sale of investments.
Other revenue
     Other revenue for the third quarter of 2009 decreased when compared to the third quarter of 2008 due to decreases in contract underwriting and other non-insurance revenues, offset by gains recognized in the third quarter of 2009 from the repurchases of $42.3 million in par value of our September 2011 Senior Notes.

     Other revenue for the first nine months of 2009 increased when compared to the same period in 2008. The increase in other revenue was primarily the result of $26.3 million in gains recognized from the repurchases of $113.9 million in par value of our Senior Notes due in September 2011, offset by decreases in contract underwriting and other non-insurance revenues.
Losses
     As discussed in “—Critical Accounting Policies” in our 10-K MD&A, and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due. Loss reserves are established based on our estimate of the number of loans in our default inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Historically, a substantial majority of borrowers have eventually cured their delinquent loans by making their overdue payments, but this percentage has decreased significantly.
     Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values, which expose us to greater losses on resale of properties obtained through the claim settlement process and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.
     Our estimates could also be positively affected by government efforts to assist current borrowers in refinancing to new loans, assisting delinquent borrowers and lenders in reducing their mortgage payments, and forestalling foreclosures. In addition, private company efforts may have a positive impact on our loss development.
     One such program is the Home Affordable Modification Program (“HAMP”), which was announced by the US Treasury early this year. Some of HAMP’s eligibility criteria require current information about borrowers, such as his or her current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We are aware of approximately 14,500 loans in our delinquent inventory at September 30, 2009 for which the HAMP trial period has begun and that an immaterial number of loans have successfully completed the trial period. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP.
     Under HAMP, a net present value test (the “NPV Test”) is used to determine if loan modifications will be offered. For loans owned or guaranteed by the GSEs, servicers may, depending on the results of the NPV Test and other factors, be required to offer loan modifications, as defined by HAMP, to borrowers. The GSEs have announced that beginning December 1, 2009 they will change how the NPV Test is used. These changes will make it more difficult for some loans to be modified under HAMP. While we lack sufficient data to determine the impact of these changes, we believe that they may materially decrease the number of our loans that will participate in HAMP.
     All of the programs, including HAMP, designed to assist current borrowers in refinancing to new loans, assist delinquent borrowers and lenders in reducing their mortgage payments, and forestall foreclosures are in their early stages and therefore we are unsure of their magnitude or the benefit to us or our industry, and as a result are not factored into our current reserving. For additional information about the potential impact that any plans and programs enacted by legislation may have on us, see the risk factor titled “Loan modification and other similar programs may not provide material benefits to us.”
Losses incurred
     Losses incurred for the third quarter of 2009 increased compared to the third quarter of 2008. The default inventory increased by 23,373 delinquencies in the third quarter of 2009, compared to an increase of 23,677 in the third quarter of 2008. The estimated severity remained relatively stable in the third quarter of 2009 and increased during the third quarter of 2008, but the estimated severity was higher at September 30, 2009 than at September 30, 2008. The estimated claim rate remained flat in the third quarter of 2009 and decreased in the third quarter of 2008.
     Losses incurred for the first nine months of 2009 increased compared to the same periods in 2008 primarily due to a larger increase in the default inventory. The default inventory increased by 53,422 delinquencies in the first nine months of 2009, compared to an increase of 44,788 in the first nine months of 2008. The estimated severity continued to increase slightly in the first nine months of 2009 primarily as a result of the default inventory containing higher loan exposures with expected higher average claim payments. The increase in estimated severity was less substantial than the increase experienced during the first nine months of 2008. The estimated claim rate remained flat for the first nine months of 2009 and 2008.
     Our loss estimates are established based upon historical experience. We continue to experience increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California. In California we have experienced an increase in delinquencies, from 14,960 as of December 31, 2008 to 17,892 as of June 30, 2009 and 19,083 as of September 30, 2009. Our Florida delinquencies increased from 29,380 as of December 31, 2008 to 34,901 as of June 30, 2009 and 37,503 as of September

30, 2009. The average claim paid on California loans in 2008 and 2009 was more than twice as high as the average claim paid for the remainder of the country.
     Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 rescissions have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions during the remainder of 2009, we can give no assurance that rescissions will continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by arbitration or judicial proceedings. See our risk factor titled “We may not continue to realize benefits from rescissions at the level we have recently experienced.” Rescissions mitigated our paid losses by approximately $390 million and $839 million, respectively, during the third quarter and first nine months of 2009, compared to $45 million and $97 million, respectively, during the third quarter and first nine months of 2008. These figures include amounts that would have resulted either in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. Our loss reserving methodology incorporates the effects rescission activity are expected to have on the losses we will pay on our delinquent inventory. Variances between our ultimate actual rescission rates and these estimates could materially affect our losses incurred. The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately and included in “Other liabilities” on our consolidated balance sheet.
     Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received two quarters or less before the end of our most recently completed quarter to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.
As of September 30, 2009
Ever-to-Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)
Q1 2008	12.7%	100.0%
Q2 2008	15.9%	99.8%
Q3 2008	20.8%	98.9%
Q4 2008	22.0%	94.9%
Q1 2009	20.0%	84.6%

(1)	This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.

(2)	This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims rescinded.
     We anticipate that the ever-to-date rescission rate in the more recent quarters will increase as the ever-to-date resolution percentage approaches 100%.

     As discussed under “—Risk Sharing Arrangements,” a portion of our flow new insurance written is subject to reinsurance arrangements with lender captives. The majority of these reinsurance arrangements have, historically, been aggregate excess of loss reinsurance agreements, and the remainder were quota share agreements. As discussed under “—Risk Sharing Arrangements” effective January 1, 2009 we are no longer ceding new business under excess of loss reinsurance treaties with lender captives. Loans reinsured through December 31, 2008 under excess of loss agreements will run off pursuant to the terms of the particular captive arrangement. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss, which is typically between 4% and 5%, the captives are responsible for the second aggregate layer of loss, which is typically 5% or 10%, and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically ranged from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%. Beginning June 1, 2008 new loans insured through quota share captive arrangements are limited to a 25% cede rate.
     Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account. However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. In the event that the captives’ incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captives obligations, transfer the assets in the trust accounts to us, and retain all future premium payments. We intend to exercise this additional remedy when it is available to us. However, if the captive would challenge our right to do so, the matter would be determined by arbitration. The reinsurance recoverable on loss reserves related to captive agreements was approximately $354 million at September 30, 2009. The total fair value of the trust fund assets under these agreements at September 30, 2009 was approximately $604 million. During 2008, $265 million of trust fund assets were transferred to us as a result of captive terminations. During the first nine months of 2009, $41 million of trust fund assets were transferred to us. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and there was a corresponding decrease in our reinsurance recoverable on loss reserves, which is offset by a decrease in our net losses paid. Subsequent to the third quarter of 2009, through the date this quarterly report was finalized, an additional $74 million of trust fund assets were transferred to us as a result of captive terminations.

     In the third quarter and first nine months of 2009 the captive arrangements reduced our losses incurred by approximately $64 million and $203 million, respectively, compared to $157 million and $306 million, respectively, during the third quarter and first nine months of 2008. We anticipate that the reduction in losses incurred will continue to be lower in fourth quarter of 2009, compared to the same period in 2008, as some of our captive arrangements were terminated in 2008 and 2009.
     Information about the composition of the primary insurance default inventory at September 30, 2009, December 31, 2008 and September 30, 2008 appears in the table below. Within the tables below, reduced documentation loans only appear in the reduced documentation category and do not appear in any of the other categories.

	September 30,	December 31,	September 30,
	2009	2008	2008
Total loans delinquent (1)	235,610	182,188	151,908
Percentage of loans delinquent (default rate)	16.92%	12.37%	10.20%

Prime loans delinquent (2)	137,789	95,672	76,110
Percentage of prime loans delinquent (default rate)	11.91%	7.90%	6.25%

A-minus loans delinquent (2)	36,335	31,907	28,384
Percentage of A-minus loans delinquent (default rate)	37.95%	30.19%	25.93%

Subprime credit loans delinquent (2)	13,432	13,300	12,705
Percentage of subprime credit loans delinquent (default rate)	48.26%	43.30%	39.62%

Reduced documentation loans delinquent (3)	48,054	41,309	34,709
Percentage of reduced doc loans delinquent (default rate)	42.85%	32.88%	26.75%

(1)	At September 30, 2009, December 31, 2008 and September 30, 2008, 46,167, 45,482 and 42,899 loans in default, respectively, related to Wall Street bulk transactions and 16,802, 13,275 and 9,923 loans in default, respectively, were in our claims received inventory.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.
     The pool notice inventory increased from 33,884 at December 31, 2008 to 40,820 at September 30, 2009; the pool notice inventory was 29,916 at September 30, 2008.

     The average primary claim paid for the third quarter and first nine months of 2009 was $53,016 and $52,636, respectively, compared to $53,930 and $52,737, respectively, for the third quarter and first nine months of 2008. The average claim paid can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.
     The average claim paid for the top 5 states (based on 2009 paid claims) for the three and nine months ended September 30, 2009 and 2008 appears in the table below.
Average claim paid

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
California	$105,317	$116,058	$110,072	$116,641
Florida	65,706	68,810	66,386	69,886
Michigan	38,995	36,067	38,116	36,918
Arizona	62,839	64,170	61,860	69,900
Nevada	76,141	84,472	76,744	85,231
Other states	43,671	40,816	43,477	40,562

All states	$53,016	$53,930	$52,636	$52,737
The average loan size of our insurance in force at September 30, 2009, December 31, 2008 and September 30, 2008 appears in the table below.

	September 30,	December 31,	September 30,
Average loan size	2009	2008	2008
Total insurance in force	$155,740	$154,100	$153,290
Prime (FICO 620 & >)	153,930	151,240	150,040
A-Minus (FICO 575-619)	130,850	132,380	133,090
Subprime (FICO < 575)	119,100	121,230	121,990
Reduced doc (All FICOs)	204,700	208,020	208,660
     The average loan size of our insurance in force at September 30, 2009, December 31, 2008 and September 30, 2008 for the top 5 states (based on 2009 paid claims) appears in the table below.

	September 30,	December 31,	September 30,
Average loan size	2009	2008	2008
California	$290,085	$293,442	$293,425
Florida	178,905	180,261	180,475
Michigan	121,249	121,001	120,982
Arizona	189,215	190,339	190,673
Nevada	221,217	223,861	224,511
All other states	147,286	145,201	143,650
     Information about net paid claims during the three and nine months ended September 30, 2009 and 2008 appears in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
Net paid claims ($ millions)	2009	2008	2009	2008
Prime (FICO 620 & >)	$204	$131	$552	$412
A-Minus (FICO 575-619)	57	54	173	195
Subprime (FICO < 575)	21	32	71	108
Reduced doc (All FICOs)	100	94	271	317
Other	30	12	75	36

Direct losses paid	412	323	1,142	1,068
Reinsurance	(12)	(4)	(31)	(13)

Net losses paid	400	319	1,111	1,055
LAE	17	11	42	36

Net losses and LAE paid before terminations	417	330	1,153	1,091
Reinsurance terminations	(41)	—	(41)	(5)

Net losses and LAE paid	$376	$330	$1,112	$1,086

     Primary claims paid for the top 15 states (based on 2009 paid claims) and all other states for the three and nine months ended September 30, 2009 and 2008 appear in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
Paid Claims by state ($ millions)	2009	2008	2009	2008
California	$59.6	$81.9	$180.3	$256.1
Florida	52.3	32.6	125.9	98.6
Michigan	26.6	20.8	83.4	77.3
Arizona	28.6	15.9	76.8	45.3
Nevada	21.8	12.0	50.8	34.8
Georgia	12.6	8.9	43.7	38.3
Illinois	13.0	11.9	40.1	39.3
Ohio	13.4	12.2	39.5	47.6
Texas	13.0	10.9	36.2	37.6
Minnesota	13.0	8.6	35.9	34.4
Virginia	11.4	7.9	29.6	24.9
Indiana	8.3	5.7	21.7	19.9
Massachusetts	7.7	5.9	18.6	23.0
New York	6.5	5.3	18.2	17.5
Colorado	5.4	6.4	17.7	26.0
Other states	88.6	64.0	248.5	211.3

	381.8	310.9	1,066.9	1,031.9
Other (Pool, LAE, Reinsurance)	(6.0)	19.0	45.0	54.0

	$375.8	$329.9	$1,111.9	$1,085.9

     The default inventory in those same states at September 30, 2009, December 31, 2008 and September 30, 2008 appears in the table below.
     Default inventory by state

	September 30,	December 31,	September 30,
	2009	2008	2008
California	19,083	14,960	12,037
Florida	37,503	29,384	23,799
Michigan	12,145	9,853	8,672
Arizona	8,474	6,338	4,776
Nevada	5,664	3,916	2,865
Georgia	10,021	7,622	6,283
Illinois	12,715	9,130	7,586
Ohio	10,434	8,555	7,637
Texas	12,600	10,540	8,634
Minnesota	4,558	3,642	3,205
Virginia	4,304	3,360	2,782
Indiana	6,756	5,497	4,832
Massachusetts	3,460	2,634	2,260
New York	5,849	4,493	3,909
Colorado	3,283	2,328	1,996
Other states	78,761	59,936	50,635

	235,610	182,188	151,908

     The default inventory at September 30, 2009, December 31, 2008 and September 30, 2008 separated between our flow and bulk business appears in the table below.
     Default inventory

	September 30,	December 31,	September 30,
	2009	2008	2008
Flow	171,584	122,693	98,023
Bulk	64,026	59,495	53,885

	235,610	182,188	151,908

     The flow default inventory by policy year at September 30, 2009, December 31, 2008 and September 30, 2008 appears in the table below.
     Flow Default inventory by Policy Year

	September 30,	December 31,	September 30,
Policy year:	2009	2008	2008
2003 and prior	26,565	24,042	21,769
2004	12,932	10,266	8,875
2005	19,941	15,462	12,998
2006	31,529	24,315	20,005
2007	67,485	43,211	31,494
2008	13,044	5,397	2,882
2009	88	—	—

	171,584	122,693	98,023

     Our 2008 paid claims were lower than we anticipated at the beginning of 2008 due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums, servicing delays, court delays, loan modifications and our claims investigations. These factors continue to affect our paid claims in 2009, however, we believe that paid claims in each of 2009 and 2010 will exceed the $1.4 billion paid in 2008.
     As of September 30, 2009, 70% of our primary insurance in force was written subsequent to December 31, 2005. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. We are currently experiencing such performance as it relates to delinquencies from our older books.
Premium deficiency
     During the third quarter of 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $19 million from $227 million, as of June 30, 2009, to $208 million as of September 30, 2009. During the first nine months of 2009 the premium deficiency reserve on Wall Street bulk transaction declined by $246 million from $454 million as of December 31, 2008. During the third quarter of 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $204 million from $788 million, as of June 30, 2008, to $584 million as of September 30, 2008. During the first nine months of 2008 the premium deficiency reserve on Wall Street bulk transaction declined by $627 million from $1,211 million as of December 31, 2007. The premium deficiency reserve as of each date reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
     The components of the premium deficiency reserve at September 30, 2009, June 30, 2009 and December 31, 2008 appear in the table below.

	September 30,	June 30,	December 31,
	2009	2009	2008
	($ millions)
Present value of expected future premium	$489	$595	$712

Present value of expected future paid losses and expenses	(2,341)	(2,491)	(3,063)

Net present value of future cash flows	(1,852)	(1,896)	(2,351)

Established loss reserves	1,644	1,669	1,897

Net deficiency	$(208)	$(227)	$(454)

     Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors. First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserves has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results. The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2009 was $19 million and $246 million, respectively, as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for the third quarter is primarily related to lower estimated ultimate premiums and the change in assumptions for the nine months ended September 30, 2009 is primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums. The lower estimated ultimate losses and lower estimated ultimate premiums were primarily due to higher expected rates of rescissions.

	($ millions)
Premium Deficiency Reserve at June 30, 2009		$(227)

Paid Claims and LAE	136
Decrease in loss reserves	(25)
Premium earned	(35)
Effects of present valuing on future premiums, losses and expenses	31

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		107

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses and expenses and discount rate (1)		(88)

Premium Deficiency Reserve at September 30, 2009		$(208)

(1)	A negative number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a deficiency of prior premium deficiency reserves.

	($ millions)
Premium Deficiency Reserve at December 31, 2008		$(454)

Paid Claims and LAE	441
Decrease in loss reserves	(253)
Premium earned	(122)
Effects of present valuing on future premiums, losses and expenses	29

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		95

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses and expenses and discount rate (2)		151

Premium Deficiency Reserve at September 30, 2009		$(208)

(2)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.
     At the end of the third quarter of 2009, we performed a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. That analysis concluded that, as September 30, 2009, there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.
     The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. Similar to our loss reserve estimates, our estimates for premium deficiency reserves could be adversely affected by several factors, including a deterioration of regional or economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses. Assumptions used in calculating the deficiency reserves can also be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings and could be material.
Underwriting and other expenses
     Underwriting and other expenses for the third quarter and first nine months of 2009 decreased when compared to the same periods in 2008. The decrease reflects our lower contract underwriting volume as well as reductions in headcount and a focus on expenses in difficult market conditions.
Ratios
     The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and nine months ended September 30, 2009 and 2008.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Loss ratio	330.8%	230.3%	250.7%	208.8%
Expense ratio	16.4%	13.5%	15.4%	14.5%

Combined ratio	347.2%	243.8%	266.1%	223.3%

     The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in the third quarter and first nine months of 2009, compared to the same periods in 2008 is primarily due to an increase in losses incurred, as well a decrease in premium earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the third quarter and first nine months of 2009, compared to the same periods in 2008, is due to a decrease in premiums written, which was partially offset by a decrease in underwriting and other expenses. The combined ratio is the sum of the loss ratio and the expense ratio.
Interest expense
     Interest expense for the third quarter of 2009 decreased when compared to the third quarter of 2008. The decrease is primarily the result of repaying the $200 million credit facility in the second quarter of 2009 as well as the repurchase, in the first three quarters of 2009, of approximately $113.9 million of our Senior Notes due in September 2011. These reductions were somewhat offset by an increase in interest on our convertible debentures (interest on these debentures accrues even if we defer the payment of interest). As discussed in Note 1 of the Consolidated Financial Statements, we adopted new guidance regarding accounting for convertible debt instruments, on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19%.
     Interest expense for the first nine months of 2009 increased when compared to the same period in 2008. The increase primarily reflects the issuance of our convertible debentures in late March and April of 2008. The increase in interest expense has been partially offset by the repayment of our credit facility and the repurchase of our Senior Notes due in September 2011.
Income taxes
     The effective tax rate (benefit) on our pre-tax loss was (16.2%) in the third quarter of 2009, compared to (43.1%) in the third quarter of 2008. The effective tax rate (benefit) in the first nine months of 2009 was (15.1%) compared to (44.8%) for the first nine months of 2008. The difference in the rate was primarily the result of the establishment of a valuation allowance, which reduced the amount of tax benefits provided during the third quarter and first nine months of 2009.
     We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction. The reserves are included in taxable income in future years when they are released for statutory accounting purposes (see “Liquidity and Capital Resources — Risk-to-Capital”) or when the taxpayer elects to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. Since the tax effect on these reserves exceeded the gross deferred tax assets less deferred tax liabilities, we believe that all gross deferred tax assets recorded in periods prior to the quarter ended March 31, 2009 were fully realizable. Therefore, we established no valuation reserve.

     In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $432 million. Therefore, the remaining contingency reserves will be released and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. The valuation allowance, established in the first nine months of 2009, reduced our benefit from income taxes by $297.6 million. In the third quarter of 2009, our deferred tax asset valuation allowance decreased by the deferred tax liability related to $279.7 million of unrealized gains that were recorded to equity. This decrease in the valuation allowance resulted in a tax benefit of $100.3 million in the third quarter of 2009. In the event of future operating losses, it is likely that a tax provision (benefit) will be recorded as an offset to any taxes recorded to equity for changes in unrealized gains or other items in other comprehensive income.
     Recently enacted legislation will expand the carryback period for certain net operating losses from 2 years to 5 years. Based on results through September 2009, we estimate that approximately $178 million will be recovered due to this change. The exact amount of the recovery will be determined by results for the remainder of this year, with any tax benefit being recorded in the fourth quarter of 2009. Since the carryback period includes years where we have not reached final agreements on the amount of taxes due with the IRS, the receipt of any taxes recoverable may be delayed and subject to any final settlement.
     Giving full effect to the carryback of net operating losses under the new legislation described above, for federal income tax purposes, we have approximately $136 million of net operating loss carryforwards as of September 30, 2009. Any unutilized carryforwards are scheduled to expire at the end of tax year 2029.
Joint ventures
     In the third quarter of 2008, we sold our remaining interest in Sherman to Sherman. As a result, beginning in the fourth quarter of 2008, we no longer have income or loss from joint ventures. Our equity in the earnings from Sherman and certain other joint ventures and investments, accounted for in accordance with the equity method of accounting, was previously shown separately, net of tax, on our consolidated statement of operations. Income from joint ventures, net of tax, was $3.3 million and $24.5 million, respectively, in the third quarter and first nine months of 2008.
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
Sherman Summary Income Statement:

	Three months ended	Nine months ended
	September 30,	September 30,
	2008	2008
	($ millions)
Revenues from receivable portfolios	$86.6	$660.3
Portfolio amortization	30.9	264.8

Revenues, net of amortization	55.7	395.5

Credit card interest income and fees	66.7	475.6
Other revenue	1.1	35.3

Total revenues	123.5	906.4

Total expenses	101.3	740.1

Income before tax	$22.2	$166.3

Company’s income from Sherman	$4.5	$35.6

Financial Condition
     At September 30, 2009, based on fair value, approximately 94% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. The composition of ratings at September 30, 2009 and December 31, 2008 are shown in the table below. While the percentage of our investment portfolio rated ‘A’ or better has not changed materially since December 31, 2008, the percentage of our investment portfolio rated ‘AAA’ has declined and the percentage rated ‘AA’ and ‘A’ has increased. Contributing to the changes in ratings is an increase in corporate bond investments (we expect such increases to continue and to lead to the percentage of the investment portfolio rated ‘AAA’ to continue to decline), and downgrades of municipal investments. The municipal downgrades can be attributed to downgrades of the financial guaranty insurers and downgrades to the underlying credit.

     Investment Portfolio Ratings

	At	At
	September 30, 2009	December 31, 2008
AAA	44%	58%
AA	31%	24%
A	19%	13%

A or better	94%	95%

BBB and below	6%	5%

Total	100%	100%

     Approximately 24% of our investment portfolio is covered by the financial guaranty industry. We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. A breakdown of the portion of our investment portfolio covered by the financial guaranty industry by credit rating, including the rating without the guarantee is shown below. The ratings are provided by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.
     September 30, 2009

	Guarantor Rating
Underlying Rating	AA	Baa1	CC	R	NR	All
	($ millions)
AAA	$2	$—	$20	$—	$—	$22
AA	288	454	161	2	—	905
A	203	392	238	38	—	871
BBB	6	34	29	—	15	84
BB	—	6	—	—	—	6

	$499	$886	$448	$40	$15	$1,888
     At September 30, 2009, based on fair value, $6 million of fixed income securities are relying on financial guaranty insurance to elevate their rating to ‘A’ and above. Any future downgrades of these financial guarantor ratings would leave the percentage of fixed income securities ‘A’ and above effectively unchanged.
     At September 30, 2009, derivative financial instruments in our investment portfolio were immaterial. We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At September 30, 2009, the modified duration of our fixed income investment portfolio was 3.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.
     We held approximately $500 million in auction rate securities (“ARS”) backed by student loans at September 30, 2009. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed. The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately guaranteed by the United States Department of Education. At September 30, 2009, approximately 90% of our ARS portfolio was AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings. See additional discussion of auction rate securities backed by student loans in Notes 4 and 5 of the Notes to the Consolidated Financial Statements contained in Item 8 of Part II of our Annual Report on Form 10-K.
     At September 30, 2009, our total assets included $870 million of cash and cash equivalents as shown on our consolidated balance sheet. In addition, included in “Other assets” is $76.6 million of principal and interest receivable related to the sale of our remaining interest in Sherman.
     At September 30, 2009 we had $86.1 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, with a combined fair value of $288.9 million, outstanding. At September 30, 2009, we also had $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at September 30, 2009 are reflected as a liability on our consolidated balance sheet at the current amortized value of $286.5 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $290.2 million at September 30, 2009. At September 30, 2009 we also had $18.3 million of deferred interest outstanding on the convertible debentures which is included in other liabilities on the consolidated balance sheet.
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
     The total amount of unrecognized tax benefits as of September 30, 2009 is $90.5 million. All of the benefits would affect our effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $22.4 million for the payment of interest as of September 30, 2009. The establishment of this liability required estimates of potential outcomes of various issues and required significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2009, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $59.4 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. Through September 30, 2009, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans on which we also provided contract underwriting services makes a claim for a contract underwriting remedy more likely to occur. In the third quarter of 2009, we experienced an increase in claims for contract underwriting remedies, which may continue. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.
Liquidity and Capital Resources
Overview
     Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	premiums that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from captives (which is discussed in “Results of Consolidated Operations — Risk-Sharing Arrangements” and “Results of Consolidated Operations — Losses — Losses Incurred” above).
     Our obligations at September 30, 2009 consist primarily of:
•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$86.1 million of 5.625% Senior Notes due in September 2011,

•	$300 million of 5.375% Senior Notes due in November 2015,

•	$389.5 million of convertible debentures due in 2063,

•	interest on the foregoing debt instruments, including $18.3 million of deferred interest on our convertible debentures and

•	the other costs and operating expenses of our business.
     For the first time in many years, in 2009, claim payments exceeded premiums received. We expect that this trend will continue. As discussed under “Results of Consolidated Operations — Losses —Losses incurred” above, due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, loan modifications, claims investigations and rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.
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
     We anticipate that any taxes recovered due to the change in the net operating loss carryback period, as discussed under “Income Taxes” above, will primarily be credited to our operating subsidiaries.

Debt at Our Holding Company and Holding Company Capital Resources
     For information about debt at our holding company, see Notes 2 and 3 of the Notes to the Consolidated Financial Statements.
     The senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which historically has been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During the first three quarters of 2008, MGIC paid three dividends of $15 million each to our holding company, which increased the cash resources of our holding company. MGIC cannot currently pay any dividends without regulatory approval. In light of the matters discussed under “Overview” of this Form 10-Q and our 10-K MD&A, we do not anticipate seeking approval for any additional dividends from MGIC that would increase the cash resources at the holding company in 2009. In addition, under the terms of our Agreement with Fannie Mae, discussed under “Overview” of this Form 10-Q, MGIC may not pay dividends to our holding company without Fannie Mae’s consent, however Fannie Mae has consented to dividends of not more than $100 million in the aggregate to purchase existing debt obligations of our holding company or to pay such obligations at maturity. Any such dividends would require regulatory approval and may require other approvals.
     As of September 30, 2009, we had a total of approximately $97 million in short-term investments at our holding company ($92 million as of October 31, 2009). These investments are virtually all of our holding company’s liquid assets. As of September 30, 2009, our holding company’s obligations included $86.1 million of debt ($78.4 million as of October 31, 2009) which is scheduled to mature before the end of 2011 and must be serviced pending scheduled maturity. On an annual basis, as of September 30, 2009 our use of funds at the holding company for interest payments on our Senior Notes approximated $21 million. See note 3 of the Notes to the Consolidated Financial Statements for a discussion of our election to defer payment of interest on our junior convertible debentures. The annual interest payments on these debentures approximate $35 million, excluding interest on the interest payments that have been deferred.
     In the first nine months of 2009, we repurchased for cash approximately $113.9 million in par value of our 5.625% Senior Notes due in September 2011. We recognized a gain on the repurchases of approximately $26.3 million, which is included in other revenue on the Consolidated Statement of Operations for the nine months ended September 30, 2009. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.
Risk-to-Capital
     Our risk-to-capital ratio is computed on a statutory basis for our combined insurance operations and is our net risk in force divided by our policyholders’ position. Our net risk in force includes both primary and pool risk in force, and excludes risk on policies that are currently in default and for which loss reserves have been established. The risk amount represents pools of loans or bulk deals with contractual aggregate loss limits and in some cases without these limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.
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
     Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	September 30,	December 31,
	2009	2008
	($ in millions)
Risk in force — net (1)	$43,193	$54,496

Statutory policyholders’ surplus	$945	$1,613
Statutory contingency reserve	1,246	2,086

Statutory policyholders’ position	$2,191	$3,699

Risk-to-capital:	19.7:1	14.7:1

(1)	Risk in force — net, as shown in the table above, for September 30, 2009 is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established. Risk in force — net for December 31, 2008 is net of reinsurance and established loss reserves.
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

     Statutory policyholders’ position decreased in the third quarter and first nine months of 2009, primarily due to losses incurred. If our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will continue to increase.
     For additional information regarding regulatory capital see “Overview-Capital” above as well as our Risk Factor titled “While our plan to write new insurance in an MGIC subsidiary is moving forward, we cannot guarantee that it will allow us to continue to write new insurance in the future”.
Financial Strength Ratings
     The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba2 by Moody’s Investors Service and the rating is under review. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is B+ and the outlook for this rating is negative. The financial strength of MGIC is rated BB- by Fitch Ratings with a negative outlook.
     For further information about the importance of MGIC’s ratings, see our Risk Factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”.
Contractual Obligations
     At September 30, 2009, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
		Less than			More than
Contractual Obligations ($ millions):	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,812	$38	$193	$102	$2,479
Operating lease obligations	16	6	7	3	—
Purchase obligations	—	—	—	—	—
Pension, SERP and other post-retirement benefit plans	141	8	19	25	89
Other long-term liabilities	6,314	2,083	2,968	1,263	—

Total	$9,283	$2,135	$3,187	$1,393	$2,568

     Our long-term debt obligations at September 30, 2009 include our approximately $86.1 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Notes 2 and 3 to our consolidated financial statements and under “Liquidity and Capital Resources” above. The interest payments on our convertible debentures that were scheduled to be paid on April 1 and October 1, 2009, but which we elected to defer for 10 years as discussed in Note 3 to our consolidated financial statements, is included in the “More than 5 years” column in the table above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008. See Note 11 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2008 for discussion of expected benefit payments under our benefit plans.
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
     The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. We can not make a reasonably reliable estimate of the timing of payment for the liability for unrecognized tax benefits, net of payments on account, of $22.4 million. See Note 12 to our consolidated financial statement in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional discussion on unrecognized tax benefits.
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
     Location of Risk Factors: The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by Part II, Item 1 A of our Quarterly Reports on Form 10-Q for the Quarters Ended March 31 and June 30, 2009 and in Part II, Item 1 A of this Quarterly Report on Form 10-Q. The risk factors in the 10-K, as supplemented by those 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2009, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy guidelines also limit the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2009, the modified duration of our fixed income investment portfolio was 3.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint, violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. The Complaint also names two officers of C-BASS with respect to the Complaint’s allegations regarding C-BASS. The purported class period covered by the Complaint begins on October 12, 2006 and ends on February 12, 2008. The Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. We filed a motion to dismiss the Complaint in August 2009 and briefing is expected to be completed in November 2009.
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
Item 1 A. Risk Factors
     With the exception of changes to the risk factors included below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarters Ended March 31 and June 30, 2009. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99.1 to this Quarterly Report on Form 10-Q.
While our plan to write new insurance in an MGIC subsidiary is moving forward, we cannot guarantee that even if it is implemented it will allow us to continue to write new insurance in the future.

     For some time, we have been working to implement a plan to write new mortgage insurance in MGIC Indemnity Corporation (“MIC”), a wholly owned subsidiary of MGIC. This plan is driven by our belief that in the future MGIC will not meet regulatory capital requirements in Wisconsin (which would prevent MGIC from writing new business anywhere) or in certain jurisdictions (which would prevent MGIC from writing business in the particular jurisdiction) and may not be able to obtain appropriate waivers of these requirements. In addition to Wisconsin, these capital requirements are present in 16 jurisdictions while the remaining jurisdictions in which MGIC does business do not have specific capital requirements applicable to mortgage insurers. Before MIC can begin writing new business, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) must specifically authorize MIC to do so and MIC must obtain or reactivate licenses in the jurisdictions where it will transact business. In addition, as a practical matter, MIC’s ability to write mortgage insurance depends on being approved as an eligible mortgage insurer by Fannie Mae and/or Freddie Mac (together, the “GSEs”).
     On October 14, 2009, we, MGIC and MIC entered into an agreement (the “Agreement”) with Fannie Mae under which MGIC agreed to contribute $200 million to MIC and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Agreement. The contribution to MIC was made on October 21, 2009. Under the Agreement, MIC will be eligible to write mortgage insurance only if the OCI grants MGIC a waiver from Wisconsin’s capital requirements and only in those 16 jurisdictions in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements applicable to mortgage insurers and if MGIC fails to obtain relief from those requirements or a specified waiver of them. We expect MGIC will be able to obtain waivers in a number of these jurisdictions such that MGIC, rather than MIC, will write new business there. The Agreement, including certain restrictions imposed on us, MGIC and MIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.
     We have been working closely with Freddie Mac to approve MIC as an eligible mortgage insurer. Freddie Mac has informed us that they will need additional analysis prior to approving MIC as an eligible mortgage insurer. This analysis could take some time to complete. There can be no assurance that Freddie Mac will approve MIC as an eligible mortgage insurer.
     We are also working closely with the OCI to receive the approvals that MIC requires to begin writing new insurance. While in July 2009 the OCI approved a transaction under which we would have contributed more than $200 million to MIC and MIC would have written mortgage insurance in all jurisdictions in place of MGIC, the OCI has not approved the plan to write mortgage insurance through MIC contemplated by the Agreement nor has it yet granted MGIC a waiver from the regulatory capital requirements in Wisconsin. There can be no assurance that we will be able to obtain, in a timely fashion or at all, the approvals from OCI necessary to allow MGIC to continue to write new insurance or the approvals necessary for MIC to write new insurance in any jurisdiction. Similarly, there can be no assurances that MIC will receive the necessary approvals from any or all of the jurisdictions in which MGIC would be prohibited from doing so due to MGIC’s failure to meet applicable regulatory capital requirements.

     Under the Agreement, MIC has been approved as an eligible mortgage insurer by Fannie Mae only though December 31, 2011. Whether MIC will continue as an eligible mortgage insurer after that date will be determined by Fannie Mae’s mortgage insurer eligibility requirements then in effect. Further, under the Agreement we cannot capitalize MIC with more than a $200 million contribution, without prior approval from Fannie Mae, which limits the amount of business MIC can write. While we believe that the amount of capital that we have contributed to MIC will be more than sufficient to write business for the term of the Agreement in the jurisdictions in which MIC is eligible to do so under the Agreement, depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC will not write business.
     A failure to meet regulatory capital requirements does not mean that MGIC does not have sufficient resources to pay claims on its insurance. Even in scenarios in which losses materially exceed those that would result in not meeting regulatory requirements, we believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force. Our estimates of our claims paying resources and claim obligations are based on various assumptions, including our anticipated rescission activity.
Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.
     The majority of our insurance written is for loans sold to Fannie Mae and Freddie Mac. As a result, the business practices of the GSEs affect the entire relationship between them and mortgage insurers and include:
•	the level of private mortgage insurance coverage, subject to the limitations of the GSEs’ charters (which may be changed by federal legislation) when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

•	the amount of loan level delivery fees (which result in higher costs to borrowers) that the GSEs assess on loans that require mortgage insurance,

•	whether the GSEs influence the mortgage lender’s selection of the mortgage insurer providing coverage and, if so, any transactions that are related to that selection,

•	the underwriting standards that determine what loans are eligible for purchase by the GSEs, which can affect the quality of the risk insured by the mortgage insurer and the availability of mortgage loans,

•	the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law, and

•	the programs established by the GSEs intended to avoid or mitigate loss on insured mortgages and the circumstances in which mortgage servicers must implement such programs.
     In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement. The Obama administration has announced that it will announce its plans regarding the future of the GSEs in early 2010.
     For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). In September 2009, Fannie Mae announced that, effective January 1, 2010, it would expand broadly the types of loans eligible for charter coverage. Fannie Mae’s announcement also said it would eliminate its reduced coverage program in the second quarter of 2010. During the third quarter of 2009, a majority of our volume has been on loans with GSE standard coverage, a substantial portion of our volume has been on loans with reduced coverage, and a minor portion of our volume has been on loans with charter coverage. We charge higher premium rates for higher coverages. To the extent lenders selling loans to Fannie Mae chose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.
     Both of the GSEs have policies which provide guidelines on terms under which they can conduct business with mortgage insurers with financial strength ratings below Aa3/AA-. For information about how these policies could affect us, see the risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”
We may not be able to repay the amounts that we owe under our Senior Notes due in September 2011.
     As of October 31, 2009, we had a total of approximately $92 million in short-term investments available at our holding company. These investments are virtually all of our holding company’s liquid assets. As of October 31, 2009, our holding company had approximately $78.4 million of Senior Notes due in September 2011 (during 2009 through October 31, our holding company purchased $121.6 million principal amount of these Notes) and $300 million of Senior Notes due in November 2015 outstanding. On an annual basis as of October 31, 2009, our holding company’s current use of funds for interest payments on its Senior Notes approximates $21 million.
     While under the Agreement (see the risk factor titled “While our plan to write new insurance in an MGIC subsidiary is moving forward, we cannot guarantee that even if it is implemented it will allow us to continue to write new insurance in the future.”), MGIC may not pay dividends to our holding company without Fannie Mae’s consent, Fannie Mae has consented to dividends of not more than $100 million in the aggregate to purchase existing debt obligations of our holding company or to pay such obligations at maturity. Any dividends from MGIC to our holding company would require the approval of the OCI, and may require other approvals.
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
     See Note 3, “Convertible debentures and related derivatives,” to our consolidated financial statements for more information regarding our holding company’s assets and liabilities as of that date, including information about its junior convertible debentures and its election to defer payment of interest on them that was scheduled to be paid April 1, 2009. As previously announced, our holding company also elected to defer payment of interest on these debentures that was scheduled to be paid October 1, 2009.
Loan modification and other similar programs may not provide material benefits to us.
     Beginning in the fourth quarter of 2008, the federal government, including through the FDIC and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. All of these programs are in their early stages. For the quarter ending September 30, 2009, we modified loans with risk in force of $244 million.
     One such program is the Home Affordable Modification Program (“HAMP”), which was announced by the US Treasury early this year. Some of HAMP’s eligibility criteria require current information about borrowers, such as his or her current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We are aware of approximately 14,500 loans in our delinquent inventory at September 30, 2009 for which the HAMP trial period has begun and that an immaterial number of loans have successfully completed the trial period. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP.
     Under HAMP, a net present value test (the “NPV Test”) is used to determine if loan modifications will be offered. For loans owned or guaranteed by the GSEs, servicers may, depending on the results of the NPV Test and other factors, be required to offer loan modifications, as defined by HAMP, to borrowers. The GSEs have announced that beginning December 1, 2009 they will change how the NPV Test is used. These changes will make it more difficult for some loans to be modified under HAMP. While we lack sufficient data to determine the impact of these changes, we believe that they may materially decrease the number of our loans that will participate in HAMP.
     Even if a loan is modified, the effect on us of loan modifications depends on how many modified loans subsequently re-default, which in turn can be affected by changes in housing values. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. At this point, we cannot predict with a high degree of confidence what the ultimate re-default rate will be, and therefore we cannot ascertain with confidence whether these programs will provide material benefits to us. In addition, because we do not have information in our database for all of the parameters used to determine which loans are eligible for modification programs, our estimates of the number of loans qualifying for modification programs are inherently uncertain. If legislation is enacted to permit a mortgage balance to be reduced in bankruptcy, we would still be responsible to pay the original balance if the borrower re-defaulted on that mortgage after its balance had been reduced. Various government entities and private parties have enacted foreclosure moratoriums. A moratorium does not affect the accrual of interest and other expenses on a loan. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium additional interest and expenses would be due which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

ITEM 6. EXHIBITS
     The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2009.

MGIC INVESTMENT CORPORATION
/s/ J. Michael Lauer
J. Michael Lauer
Executive Vice President and Chief Financial Officer

/s/ Timothy J. Mattke
Timothy J. Mattke
Vice President and Controller

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit
4.1	Amended and Restated Rights Agreement, dated as of July 7, 2009, between MGIC Investment Corporation and Wells Fargo Bank, National Association [Incorporated by reference to Exhibit (4.1) to Amendment No. 3 to the Registration Statement on Form 8-A/A of MGIC Investment Corporation (Commission File No. 1-10816)]

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being “filed”)

99.1	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and September 30, 2009, and through updating of various statistical and other information

99.2	Letter Agreement dated as of October 14, 2009, by and between MGIC Investment Corporation, Mortgage Guaranty Insurance Corporation and MGIC Indemnity Corporation and Federal National Mortgage Association [Incorporated by reference to Exhibit 99.2 to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2009]