Form 10-K
period 2009-12-31
MGIC INVESTMENT CORP
filed 2010-03-01
CIK 876437

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☑ No
State the aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2009: Approximately $535 million*
* Solely for purposes of computing such value and without thereby admitting that such persons are affiliates of the Registrant, shares held by directors and executive officers of the Registrant are deemed to be held by affiliates of the Registrant. Shares held are those shares beneficially owned for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 but excluding shares subject to stock options.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 24, 2010: 125,563,583
The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*

Proxy Statement for the 2010 Annual Meeting of Shareholders	Items 10 through 14 of Part III
*        In each case, to the extent provided in the Items listed.

PART I
Item 1. Business.
A. General
     We are a holding company and through wholly owned subsidiaries we are the leading provider of private mortgage insurance in the United States. In 2009, our net premiums written exceeded $1.2 billion and our new insurance written was $19.9 billion. As of December 31, 2009, our insurance in force was $212.2 billion and our risk in force was $54.3 billion. For further information about our results of operations, see our consolidated financial statements in Item 8. As of December 31, 2009, our principal subsidiary, Mortgage Guaranty Insurance Corporation (“MGIC”), was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. Through December 31, 2009, MGIC wrote all of our new insurance throughout the United States. However, in 2010 MGIC Indemnity Corporation (“MIC”) is expected to begin writing new insurance in jurisdictions where MGIC does not meet minimum capital requirements and does not obtain a waiver of those requirements. For more information about the formation of MIC and our plans to utilize it to continue writing new insurance throughout the United States, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Capital” in Item 7. In addition to mortgage insurance on first liens, we, through our subsidiaries, provide lenders with various underwriting and other services and products related to home mortgage lending.
     Overview of the Private Mortgage Insurance Industry
     The private mortgage insurance industry was established in 1957 by MGIC to provide a private market alternative to federal government insurance programs. Private mortgage insurance covers losses from homeowner defaults on residential first mortgage loans, reducing and, in some instances, eliminating the loss to the insured institution if the homeowner defaults. Private mortgage insurance plays an important role in the housing finance system by expanding home ownership opportunities through helping people purchase homes with less than 20% down payments, especially first time homebuyers. In this annual report, we refer to loans with less than 20% down payments as “low down payment” mortgages or loans. During 2008 and 2009, approximately $193 billion and $82 billion, respectively, of mortgages were insured by private mortgage insurance companies.
     Private mortgage insurance facilitates the sale of low down payment mortgages in the secondary mortgage market to the Federal National Mortgage Association, commonly known as Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly known as Freddie Mac. In this annual report, we refer to Fannie Mae and Freddie Mac collectively as the “GSEs.” The GSEs purchase residential mortgages from mortgage lenders and investors as part of their governmental mandate to provide liquidity in the secondary mortgage market and we believe that the GSEs purchased over 50% of the mortgages underlying our flow new insurance written during the last five years. As a result, the private mortgage insurance industry in the U.S. is defined in part by the requirements and practices of the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of companies in the mortgage insurance industry. See the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.” in Item 1A. Private mortgage insurance also reduces the regulatory capital that depository institutions are required to hold against low down payment mortgages that they hold as assets.
     The U.S. single-family residential mortgage market has historically experienced long-term growth, including an increase in mortgage debt outstanding every year between 1985, when MGIC began operations, and 2007. The rate of growth in U.S. residential mortgage debt was particularly strong from 2001 through 2006. In 2007, this growth rate began slowing and, since 2007, U.S. residential mortgage debt has decreased. During the last several years of this period of increased growth and continuing through 2007, the mortgage lending industry increasingly made home loans at higher loan-to-value ratios, to individuals with higher risk credit profiles and based on less documentation and verification of information regarding the borrower. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008 and 2009, payroll employment in the U.S. decreased substantially and substantially all areas experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry. After earning an average of approximately $580 million annually from 2004 through 2006 and earnings of $169 million in the first half of 2007, we had net losses of $1.670 billion for 2007, $525.4 million for 2008 and $1.322 billion for 2009. Beginning in 2008 and 2009, the insurer financial strength rating of MGIC was downgraded a number of times by all three rating agencies. See the risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.
     Beginning in late 2007, we implemented a series of changes to our underwriting guidelines that are designed to improve the credit risk profile of our new insurance written. The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk and include the creation of two tiers of “restricted markets.” Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. Beginning in September 2009, we removed several markets from our restricted markets list and moved several other markets from our Tier Two restricted market list (for which our underwriting guidelines are most limiting) to our Tier One restricted market list.
     Due to the changing environment, including that described above, at this time we are facing two particularly significant challenges:
•	Whether we will have access to sufficient capital to continue to write new business beyond 2011. For additional information about this challenge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Capital” in Item 7.

•	Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. For additional information about this challenge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Fannie Mae and Freddie Mac” in Item 7.
     General Information About Our Company
     We are a Wisconsin corporation. Our principal office is located at MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 (telephone number (414) 347-6480).
     For many years ending in 2008, we had significant investments in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC, or “C-BASS,” and Sherman Financial Group LLC, or “Sherman.” In 2007, joint venture losses in our results of operations included an impairment charge equal to our entire equity interest in C-BASS, as well as equity losses incurred by C-BASS in the fourth quarter that reduced the carrying value of our $50 million note from C-BASS to zero. As a result, beginning in 2008, our joint venture income principally consisted of income from Sherman. In August 2008, we sold our entire interest in Sherman to Sherman. Beginning in the fourth quarter of 2008, our results of operations are no longer affected by any joint venture results.
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
     Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “claim amount”). For the effect of bankruptcy cramdowns on the claim amount, see “—Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation – Claims” below. In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure process, which can be lengthened due to foreclosure moratoriums. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance is generally written on first mortgage loans secured by owner occupied single-family homes, which are one-to-four family homes and condominiums. Primary insurance is also written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.
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
     Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New insurance written on a flow basis was $19.9 billion in 2009 compared to $46.6 billion in 2008 and $69.0 billion in 2007. No new insurance written for bulk transactions was written in 2009, compared to $1.6 billion for 2008 and $7.8 billion in 2007. As noted in “- Bulk Transactions” below, in the fourth quarter of 2007, we decided to stop writing the portion of our bulk business that insures mortgage loans included in home equity (or “private label”) securitizations, which are the terms the market uses to refer to securitizations sponsored by firms besides the GSEs or Ginnie Mae, such as Wall Street investment banks. We refer to portfolios of loans we insured through the bulk channel that we knew would serve as collateral in a home equity securitization as “Wall Street bulk transactions.” While we will continue to insure loans on a bulk basis when we believe that the loans will be sold to a GSE or retained by the lender, we expect the volume of any future business written through the bulk channel will be insignificant to us.
     The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in our records) and primary risk in force (the coverage percentage applied to the unpaid principal balance) for the MGIC Book as of the dates indicated:
Primary Insurance and Risk In Force

	December 31,
	2009	2008	2007	2006	2005
			(In millions)
Direct Primary Insurance In Force	$212,182	$226,955	$211,745	$176,531	$170,029

Direct Primary Risk In Force	$54,343	$58,981	$55,794	$47,079	$44,860
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
     In recent years the GSEs, with mortgage insurers, have offered programs under which, on delivery of an insured loan to a GSE, the primary coverage was restructured to an initial shallow tier of coverage followed by a second tier that was subject to an overall loss limit, and compensation may have been paid to the GSE reflecting services or other benefits realized by the mortgage insurer from the coverage conversion. Lenders receive guaranty fee relief from the GSEs on mortgages delivered with these restructured coverage percentages. We believe that the GSEs ceased offering these programs in 2008, though we continue to insure loans subject to these programs. See “— Sales and Marketing and Competition — Competition” below for a discussion of Fannie Mae’s expansion of the types of loans eligible for “charter coverage” and its plans to eliminate its “reduced coverage” program in the second quarter of 2010.
     In general, mortgage insurance coverage cannot be terminated by the insurer. However, a mortgage insurer may terminate or rescind coverage for, among other reasons, non-payment of premium and in the case of certain material misrepresentations made in connection with the issuance of the insurance policy. See “— Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Loss Mitigation.” Mortgage insurance coverage is renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by Freddie Mac or Fannie Mae, a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower’s request when the principal balance of the loan is 80% or less of the home’s current value.
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
     Coverage tends to continue in areas experiencing economic contraction and housing price depreciation. The persistency of coverage in these areas coupled with cancellation of coverage in areas experiencing economic expansion and housing price appreciation can increase the percentage of an insurer’s portfolio comprised of loans in economically weak areas. This development can also occur during periods of heavy mortgage refinancing because refinanced loans in areas of economic expansion experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing, while refinanced loans in economically weak areas not experiencing property value appreciation are more likely to require mortgage insurance at the time of refinancing or not qualify for refinancing at all and thus remain subject to the mortgage insurance coverage.
     The percentage of primary risk written with respect to loans representing refinances was 36.0% in 2009 compared to 21.9% in 2008 and 23.2% in 2007. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. When a lender and borrower modify a loan rather than replace it with a new one, or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans, including those modified under the Home Affordable Refinance Program, are not included in our new insurance written.
     In addition to varying with the coverage percentage, our premium rates for insurance vary depending upon the perceived risk of a claim on the insured loan and thus take into account, among other things, the loan-to-value ratio, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an adjustable rate mortgage), the mortgage term, whether the loan finances a home in a market we categorize as higher risk and whether the property is the borrower’s primary residence. Historically, only our premium rates for A-, subprime loans and certain other loans varied based on the location of the borrower’s credit score within a range of credit scores. Subject to regulatory approval, effective May 1, 2010, we will price our insurance after considering the borrowers’ credit scores for all flow new insurance written. In general, in this annual report we classify as “A-” loans that have FICO credit scores between 575 and 619 and we classify as “subprime” loans that have FICO credit scores of less than 575. However, in this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans, although as discussed in footnote 4 to the table titled “Default Statistics for the MGIC Book” in “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Defaults” below, certain “doc waiver” GSE loans are included as “full doc” loans by us in accordance with industry practice. A FICO credit score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac and Company.
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
     The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium. Our industry refers to loans having this requirement as “borrower paid.” If the borrower is not required to pay the premium, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees. Our industry refers to loans in which the premium is paid by the lender as “lender paid.” Most of our primary insurance in force and new insurance written, other than through bulk transactions, is borrower paid mortgage insurance. New insurance written through bulk transactions was generally paid by the securitization vehicles or investors that hold the mortgages, and the mortgage note rate generally does not reflect the premium for the mortgage insurance. In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they were reviewing the appropriateness of all mortgage insurers’ lender-paid insurance premium rates. We are uncertain of the status of these reviews.
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
     We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant to us. New pool risk written was $4 million in 2009, $145 million in 2008 and $211 million in 2007. New pool risk written during 2007 was primarily comprised of risk associated with loans delivered to the GSEs (“agency pool insurance”), loans insured through private label securitizations, loans delivered to the Federal Home Loan Banks under their mortgage purchase programs and loans made under state housing finance programs. New pool risk written during 2008 was primarily comprised of risk associated with agency pool insurance and loans made under state housing finance programs. Direct pool risk in force at December 31, 2009 was $1.7 billion compared to $1.9 billion and $2.8 billion at December 31, 2008 and 2007, respectively. The risk amounts referred to above represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance these loans to a “AA” level based on a rating agency model. Under this model, at December 31, 2009, 2008 and 2007 for $2.0 billion, $2.5 billion and $4.1 billion, respectively, of risk without these limits, risk in force is calculated at $190 million, $150 million and $475 million, respectively.
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
     In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they were reviewing the appropriateness of all mortgage insurers’ criteria and underwriting requirements for pool insurance on mortgages to the extent that they do not meet such insurer’s published underwriting guidelines. We are uncertain of the status of these reviews.
     Risk Sharing Arrangements.
     We have participated in risk sharing arrangements with the GSEs and captive reinsurance arrangements with subsidiaries of certain mortgage lenders that reinsure a portion of the risk on loans originated or serviced by the lenders which have MGIC primary insurance.
     In a February 1, 1999 circular addressed to all mortgage insurers licensed in New York, the New York Department of Insurance said that it was in the process of developing guidelines that would articulate the parameters under which captive mortgage reinsurance is permissible under New York insurance law. These guidelines, which were to ensure that the reinsurance constituted a legitimate transfer of risk and were fair and equitable to the parties, have not been issued. As discussed under “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A, we provided information regarding captive mortgage reinsurance arrangements to the New York Department of Insurance, the Minnesota Department of Commerce and the Department of Housing and Urban Development, commonly referred to as HUD. The complaint in the RESPA litigation described in “- Pool Insurance” alleged that MGIC pays “inflated” captive reinsurance premiums in violation of RESPA. Since December 2006, class action litigation was separately brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. We are not a defendant in any of these cases and we believe no other mortgage insurer is a defendant.
     In addition, we periodically participate in risk sharing arrangements with persons unrelated to our customers. When we reinsure a portion of our risk through such a reinsurer, we make an upfront payment or cede a portion of our premiums in return for a reinsurer agreeing to indemnify us for its share of losses incurred. Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it can reduce the amount of capital we are required to retain against potential future losses for rating agency and insurance regulatory purposes.
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
     In the fourth quarter of 2007, we decided to stop writing the portion of our bulk business insuring loans included in Wall Street bulk transactions. These securitizations represented approximately 41% and 66% of our new insurance written for bulk transactions during 2007 and 2006, respectively, and 9% of our risk in force, or 62% of our bulk risk in force, at December 31, 2009. New insurance written for bulk transactions was $1.6 billion during 2008, all of which were eligible for delivery to the GSEs, compared to $7.8 billion for 2007. We wrote no new business through the bulk channel after the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant to us. In general, the loans insured by us in Wall Street bulk transactions consisted of loans with reduced underwriting documentation; cash out refinances that exceed the standard underwriting requirements of the GSEs; A- loans; subprime loans; and jumbo loans. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. The conforming loan limit is subject to annual adjustment, and for mortgages covering a home with one dwelling unit was $417,000 for 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008 and remained at that amount throughout 2009. For additional information about new insurance written through the bulk channel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Bulk Transactions” in Item 7.

     Customers
     Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers, none of whom represented more than 10% of our consolidated revenues, generated 39.3% of our new insurance written on a flow basis in 2009, compared to 40.3% in 2008 and 43.0% in 2007. In the fourth quarter of 2009, Countrywide and an affiliate (“Countrywide”) commenced litigation against us as a result of its dissatisfaction with our rescissions practices shortly after it ceased doing business with us. See the risk factor titled “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A as well as Item 3, “Legal Proceedings,” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Countrywide and its Bank of America affiliates accounted for 12.0% of our flow new insurance written in 2008 and 8.3% of our new insurance written in the first three quarters of 2009. In addition, another customer with whom we still do business accounted for almost 14% of our flow new insurance written in 2009.
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
     Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the Federal Housing Administration (“FHA”) and, to a lesser degree, the Veterans Administration. These agencies sponsor government-backed mortgage insurance programs, which during 2009 and 2008 accounted for approximately 84.6% and 60.4%, respectively, of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance, a substantial increase from approximately 22.7% in 2007, according to statistics reported by Inside Mortgage Finance. We believe the FHA, which until 2008 was not viewed by us as a significant competitor, accounted for the overwhelming majority of this increase in both 2008 and 2009.
     Loans insured by the FHA cannot exceed maximum principal amounts which are determined by a percentage of the conforming loan limit. For loans originated in the first half of 2007, the maximum FHA loan amount for homes with one dwelling unit in “high cost” areas was as high as $362,790; this amount was temporarily increased to up to $729,750 in the most costly areas for loans originated in the second half of 2007 or during 2008. For loans originated in 2009 and 2010, this limit was lowered to $721,050 in Alaska and Hawaii and $625,500 in other states. Loans insured by the Veteran’s Administration do not have mandated maximum principal amounts but have maximum limits on the amount of the guaranty provided by the Veteran’s Administration to the lender. For loans closed on or after December 10, 2004, the maximum Veteran’s Administration guaranty is $156,375 in Alaska and Hawaii and $104,250 in other states.
     In addition to competition from the FHA and the Veteran’s Administration, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states,

including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.
     Private mortgage insurers are also subject to competition from the GSEs to the extent that they are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage. Fannie Mae has also announced that it would eliminate its reduced coverage program in the second quarter of 2010. In recent years, a majority of our volume has been on loans with GSE standard coverage, a substantial portion of our volume has been on loans with reduced coverage, and a minor portion of our volume has been on loans with charter coverage. We charge higher premium rates for higher coverages. To the extent lenders selling loans to Fannie Mae choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Fannie Mae and Freddie Mac” for a discussion about the risk that private mortgage insurance will not remain a significant credit enhancement for low down payment single family mortgages and “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.” in Item 1A for a discussion of how potential changes in the GSEs’ business practices could affect us.
     The capital markets and their participants have historically competed with mortgage insurers by offering alternative products and services and may further develop as competitors to private mortgage insurers in ways we cannot predict. Competition from such alternative products and services was substantial prior to 2007 but declined materially in late 2007 and their presence was insignificant in 2008 and 2009.
     Prior to 2008, we and other mortgage insurers also competed with transactions structured to avoid mortgage insurance on low down payment mortgage loans. These transactions include self-insuring, and “80-10-10” and similar loans (generally referred to as “piggyback loans”), which are loans comprised of both a first and a second mortgage (for example, an 80% loan-to-value ratio first mortgage and a 10% loan-to-value ratio second mortgage), with the loan-to-value ratio of the first mortgage below what investors require for mortgage insurance, compared to a loan in which the first mortgage covers the entire borrowed amount (which in the preceding example would be a 90% loan-to-value ratio mortgage). Competition from piggyback structures was substantial prior to 2007 but declined materially later in 2007 and declined further in 2008 and remained low in 2009.
     The U.S. private mortgage insurance industry currently consists of seven active mortgage insurers and their affiliates and one new entrant that has said it will begin to write new business in the second quarter of 2010. One of the seven is a joint venture in which another mortgage insurer participates, another is, according to filings with the Securities and Exchange Commission as of February 20, 2010, our largest shareholder and the new entrant reported that one of its investors is JPMorgan Chase, which is one of our customers. The names of these mortgage insurers can be found in “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A. In 2008, a mortgage insurer ceased writing new insurance and placed its existing book of business in run-off. According to Inside Mortgage Finance, which obtains its data from reports provided by us and other mortgage insurers that are to be prepared on the same basis as the reports by insurers to the trade association for the private mortgage insurance industry, for more than ten years, we have been the largest private mortgage insurer based on new primary insurance written, with a market share of 26.0% in 2009, 24.5% in 2008, 21.3% in 2007, 21.6% in 2006 and 22.9% in 2005, and at December 31, 2009, we also had the largest book of direct primary insurance in force. For more than five years, these reports do not include as “primary mortgage insurance” insurance on certain loans classified by us as primary insurance, such as loans insured through bulk transactions that already had mortgage insurance placed on the loans at origination.
     The private mortgage insurance industry is highly competitive. We believe that we currently compete with other private mortgage insurers based on customer relationships, name recognition, reputation, the ancillary products and services provided to lenders (including contract underwriting services), the strength of management teams and field organizations, the depths of databases covering insured loans and the effective use of technology and innovation in the delivery and servicing of insurance products. Our relationships with our customers could be adversely affected by a variety of factors, including rescission of loans that affect the customer and our decision to discontinue ceding new business under excess of loss captive reinsurance programs. In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescissions practices shortly after it ceased doing business with us. See the risk factor titled “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A as well as Item 3, “Legal Proceedings,” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found at “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A. Several private mortgage insurers compete based on the types of captive mortgage reinsurance that they offer.
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
     The mortgage insurance industry historically viewed a financial strength rating of Aa3/AA- as critical to writing new business. At the time that this annual report was finalized, the financial strength of MGIC, our principal mortgage insurance subsidiary, was rated Ba3 by Moody’s Investors Service (the outlook for this rating is negative) and B+ by Standard & Poor’s Rating Services (the outlook for this rating is negative). In January 2010, at our request, Fitch Ratings withdrew its ratings of MGIC. MGIC could be further downgraded by either or both of these rating agencies. As a result of MGIC’s financial strength rating being below Aa3/AA-, it is operating with each GSE as an eligible insurer under a remediation plan. For further information about the importance of MGIC’s ratings, see our Risk Factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.
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
     Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the years ended December 31, 2009, 2008 and 2007. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans on which we also provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. In the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which may continue. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.
     In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they were reviewing all mortgage insurers’ business justifications for activities, such as contract underwriting services, that have the potential for creating non-insurance related contingent liabilities. We are uncertain of the status of these reviews.
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
     Beginning in late 2007, we implemented a series of changes to our underwriting guidelines that are designed to improve the credit risk profile of our new insurance written. The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk and include the creation of two tiers of “restricted markets.” Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. Beginning in September 2009, we removed several markets from our restricted markets list and moved several other markets from our Tier Two restricted market list (for which our underwriting guidelines are most limiting) to our Tier One restricted market list. For information about changes to our underwriting guidelines, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — New insurance written” in Item 7.
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
     Defaults. The claim cycle on private mortgage insurance begins with the insurer’s receipt of notification of a default on an insured loan from the lender. We define a default as an insured loan with a mortgage payment that is 45 days or more past due. Lenders are required to notify us of defaults within 130 days after the initial default, although most lenders do so earlier. The incidence of default is affected by a variety of factors, including the level of borrower income growth, unemployment, divorce and illness, the level of interest rates, rates of housing price appreciation or depreciation and general borrower creditworthiness. Defaults that are not cured result in a claim to us. See “- Claims.” Defaults may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage. In addition, when a policy is rescinded or a claim is denied we remove the default from our default inventory.

     The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default, or default rate, as of December 31, 2005-2009:
Default Statistics for the MGIC Book

	December 31,
	2009	2008	2007	2006	2005

PRIMARY INSURANCE
Insured loans in force	1,360,456	1,472,757	1,437,432	1,283,174	1,303,084
Loans in default(1)	250,440	182,188	107,120	78,628	85,788
Default rate – all loans	18.41%	12.37%	7.45%	6.13%	6.58%
Flow loans in default	185,828	122,693	61,352	42,438	47,051
Default rate – flow loans	15.46%	9.51%	4.99%	4.08%	4.52%
Bulk loans in force	158,089	182,268	208,903	243,395	263,225
Bulk loans in default(2)	64,612	59,495	45,768	36,190	38,737
Default rate – bulk loans	40.87%	32.64%	21.91%	14.87%	14.72%
Prime loans in default(3)	150,642	95,672	49,333	36,727	41,395
Default rate – prime loans	13.29%	7.90%	4.33%	3.71%	4.11%
A-minus loans in default(3)	37,711	31,907	22,863	18,182	20,358
Default rate – A-minus loans	40.66%	30.19%	19.20%	16.81%	17.21%
Subprime loans in default(3)	13,687	13,300	12,915	12,227	13,762
Default rate – subprime loans	50.72%	43.30%	34.08%	26.79%	25.20%
Reduced documentation loans delinquent(4)	48,400	41,309	22,009	11,492	10,273
Default rate – reduced doc loans	45.26%	32.88%	15.48%	8.19%	8.39%
POOL INSURANCE
Insured loans in force	526,559	603,332	757,114	766,453	767,920
Loans in default	44,231	33,884	25,224	20,458	23,772
Percentage of loans in default (default rate)	8.40%	5.62%	3.33%	2.67%	3.10%

(1)	At December 31, 2009, 2008 and 2007, 45,907, 45,482 and 39,704 loans in default, respectively, related to Wall Street bulk transactions and at December 31, 2009, 2008, 2007, 2006 and 2005, 16,389, 13,275, 5,055, 2,906 and 1,914 loans in default, respectively, were in our claims received inventory.

(2)	Among other things, the default rate for bulk loans is influenced by our decision to stop writing the portion of our bulk business that we refer to as “Wall Street bulk transactions.” This decision increases the default rate because it results in a greater percentage of the bulk business consisting of vintages that traditionally have higher default rates.

(3)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to MGIC at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel. However, in this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans.

(4)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

     Different areas of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of loans we insured that were in default as of December 31, 2009, 2008 and 2007 for the 15 states for which we paid the most losses during 2009:
State Default Rates

	December 31,
	2009	2008	2007
California	34.21%	25.17%	13.60%
Florida	42.61	29.46	12.30
Michigan	19.25	13.61	9.78
Arizona	33.55	21.54	7.48
Nevada	42.01	25.10	8.73
Georgia	22.38	14.36	8.79
Illinois	21.70	13.28	7.73
Ohio	13.96	9.93	8.01
Minnesota	18.12	13.17	9.07
Texas	12.11	8.68	6.27
Virginia	16.90	11.99	6.62
Indiana	14.22	10.07	6.77
Massachusetts	15.22	10.86	7.42
Colorado	14.58	9.02	6.27
Missouri	13.18	9.19	6.04
All other states	14.14	9.10	5.95
     The default inventory for the 15 states for which we paid the most losses during 2009, at the dates indicated, appears in the table below.
Default Inventory by State

	December 31,
	2009	2008	2007
California	19,661	14,960	6,925
Florida	38,924	29,384	12,548
Michigan	12,759	9,853	7,304
Arizona	8,791	6,338	2,169
Nevada	5,803	3,916	1,337
Georgia	10,905	7,622	4,623
Illinois	13,722	9,130	5,435
Ohio	11,071	8,555	6,901
Minnesota	4,674	3,642	2,478
Texas	13,668	10,540	7,103
Virginia	4,464	3,360	1,761
Indiana	7,005	5,497	3,763
Massachusetts	3,661	2,634	1,596
Colorado	3,451	2,328	1,534
Missouri	4,195	3,263	2,149
All other states	87,686	61,166	39,494

	250,440	182,188	107,120

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
     Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are typically received during the first two years following issuance of coverage on a loan. This is typically followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination. Thereafter, the number of claims typically received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or housing price depreciation. Due in part to the subprime component of loans insured in Wall Street bulk transactions, the peak claim period for bulk loans has generally occurred earlier than for prime loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. We are currently seeing such performance as it relates to delinquencies from our older books and all of our books are being affected by the condition of the economy and housing price depreciation. As of December 31, 2009, 54% of the MGIC Book of primary insurance in force had been written on or after January 1, 2007, although a portion of that insurance arose from the refinancing of earlier originations. See “- Insurance In Force by Policy Year.”
     Another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan and local market conditions. The average claim severity on the MGIC Book of primary insurance was $52,627 for 2009, compared to $52,239 for 2008, and $37,165 in 2007. The continued increase in average claim severity in 2009 was primarily a result of the default inventory containing higher loan exposures with expected higher average claim payments.

     Information about net claims we paid during 2007 through 2009 appears in the table below.
Net paid claims ($ millions)

	2009	2008	2007
Prime (FICO 620 & >)	$831	$547	$332
A-Minus (FICO 575-619)	231	250	161
Subprime (FICO < 575)	95	132	101
Reduced doc (All FICOs)	388	395	190
Other	104	48	45

Direct losses paid	1,649	1,372	829

Reinsurance	(41)	(19)	(12)

Net losses paid	$1,608	$1,353	$817

LAE	60	48	53

Net losses and LAE before terminations	1,668	1,401	870

Reinsurance terminations	(119)	(265)	—

Net losses and LAE paid	$1,549	$1,136	$870

     Information regarding the 15 states for which we paid the most primary losses during 2009 appears in the table below.
Primary paid claims by state ($ millions)

	2009	2008	2007
California	$253	$316	$82
Florida	195	129	38
Michigan	111	99	98
Arizona	110	61	10
Nevada	75	45	12
Georgia	62	50	35
Illinois	59	52	35
Ohio	54	58	73
Minnesota	52	43	34
Texas	51	48	51
Virginia	48	32	13
Indiana	32	26	33
Massachusetts	27	29	24
Colorado	27	33	32
Missouri	26	22	17
All other states	363	281	197

Total	1,545	1,324	784
Other	4	(188)	86

Net paid claims	$1,549	$1,136	$870

     From time to time, proposals to give bankruptcy judges the authority to reduce mortgage balances in bankruptcy cases have been made. Such reductions are sometimes referred to as bankruptcy cramdowns. A bankruptcy cramdown is not an event that entitles an insured party to make a claim under our insurance policy. If a borrower ultimately satisfies his or her mortgage after a bankruptcy cramdown, then our insurance policies provide that we would not be required to pay any claim. Under our insurance policies, however, if a borrower re-defaults on a mortgage after a bankruptcy cramdown, the claim we would be required to pay would be based upon the original, unreduced loan balance. We are not aware of any bankruptcy cramdown proposals that would change these provisions of our insurance policies.

     Loss Mitigation. Before paying a claim, we can review the loan file to determine whether we are required, under the applicable insurance policy, to pay the claim or whether we are entitled to reduce the amount of the claim. For example, all of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligation to mitigate our loss by performing reasonable loss mitigation efforts or diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We also do not cover losses resulting from property damage that has not been repaired. We are currently reviewing the loan files for the majority of the claims submitted to us.
     In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur most often after we have received a claim. Historically, policy rescissions and claim denials, which we collectively refer to as “rescissions” and variations of this term, were not a material portion of our claims resolved during a year. However, beginning in 2008 rescissions have materially mitigated our paid and incurred losses. For further information about our recent rescission rates, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Losses – Losses Incurred” in Item 7. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions during 2010, we can give no assurance that rescissions will continue to mitigate paid and incurred losses at the same level we have recently experienced. For further information, see “We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper” in Item 1A.
     When we rescind coverage, we return all premiums previously paid to us under the policy and are relieved of our obligation to pay a claim under the policy, although if the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims. We have filed an arbitration case against Countrywide regarding rescissions. For more information about this lawsuit and arbitration case, see the risk factor titled, “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A as well as Item 3, “Legal Proceedings”. In addition, we continue to have discussions with other lenders regarding their objections to rescissions that in the aggregate are material and are involved in other arbitration proceedings with respect to an amount of rescissions that are not material.
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
     One of the loss mitigation techniques available to us is obtaining a deficiency judgment against the borrower and attempting to recover some or all of the paid claim from the borrower. However, eleven states, including Arizona, Illinois, Ohio, Texas and Virginia, prohibit mortgage guaranty insurance companies from obtaining deficiency judgments if the applicable property is a single-family home that the borrower lived in. In six other states, including California, deficiency judgments are effectively prohibited. Finally, some states, including, Florida, Indiana, Illinois and Ohio (when, in the latter two states, there is a non-owner occupied property), have a judicial foreclosure process in which a deficiency judgment is obtained. In our experience, the increased time and costs associated with separate actions to obtain a deficiency judgment usually outweigh the potential benefits of collecting the deficiency judgment. In recent years, recoveries on deficiency judgments have been less than 1% of our paid claims. The recent increase in our paid claims has not been accompanied by a similar increase in recoveries on deficiency judgments. This has occurred because the number of borrowers against whom we are seeking deficiency judgments has not increased. This in turn is due to our view that the number of borrowers whose credit quality would warrant our seeking deficiency judgments has remained essentially unchanged despite the substantial increase in the number of potential deficiency candidates.
     Loss Reserves and Premium Deficiency Reserves
     A significant period of time typically elapses between the time when a borrower defaults on a mortgage payment, which is the event triggering a potential future claim payment by us, the reporting of the default to us and the eventual payment of the claim related to the uncured default or a rescission. To recognize the liability for unpaid losses related to outstanding reported defaults, or default inventory, we establish loss reserves, representing the estimated percentage of defaults which will ultimately result in a claim, which is known as the claim rate, and the estimated severity of the claims which will arise from the defaults included in the default inventory. Our loss reserve estimates are established based upon historical experience, including rescission activity. In accordance with GAAP for the mortgage insurance industry, we generally do not establish loss reserves for future claims on insured loans which are not currently in default.
     We also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (“loss adjustment expenses”), and for losses and loss adjustment expenses from defaults which have occurred, but which have not yet been reported to us.
     Our reserving process bases our estimates of future events on our past experience. However, estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree. For further information, see our risk factors in Item 1A, including the ones titled “Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses, losses may have a disproportionate adverse effect on our earnings in certain periods” and “Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves” and “We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper”.
     After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date. We establish premium deficiency reserves, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. In the fourth quarter of 2007, we recorded premium deficiency reserves of $1,211 million relating to Wall Street bulk transactions remaining in our insurance in force. As of December 31, 2009, this premium deficiency reserve was $193 million. A premium deficiency reserve represents the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on the applicable loans.
     For further information about loss reserves, see “Management’s Discussion and Analysis—Results of Consolidated Operations—Losses” in Item 7 and Note 8 to our consolidated financial statements in Item 8.

     Geographic Dispersion
     The following table reflects the percentage of primary risk in force in the top 10 states and top 10 core-based statistical areas for the MGIC Book at December 31, 2009:
Dispersion of Primary Risk in Force
Top 10 States

1. Florida	8.0%
2. California	7.6
3. Texas	7.0
4. Illinois	4.5
5. Pennsylvania	4.4
6. Ohio	4.3
7. Michigan	3.8
8. Georgia	3.5
9. New York	3.4
10. Wisconsin	2.7

Total	49.2%

Top 10 Core-based statistical areas

1. Chicago-Naperville-Joliet	3.1%
2. Atlanta-Sandy Springs-Marietta	2.4
3. Houston-Baytown-Sugarland	2.2
4. Washington-Arlington-Alexandria	1.9
5. Phoenix-Mesa-Scottsdale	1.7
6. Los Angeles-Long Beach-Glendale	1.7
7. San Juan-Caguas-Guaynabo	1.6
8. Riverside-San Bernardino-Ontario	1.6
9. Philadelphia	1.5
10. Dallas-Plano-Irving	1.4

Total	19.1%

     The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

     Insurance In Force by Policy Year
     The following table sets forth for the MGIC Book the dispersion of our primary insurance in force as of December 31, 2009, by year(s) of policy origination since we began operations in 1985:
Primary Insurance In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions of dollars)
1985-2002	$11,906	$2,118	$14,024	6.6%
2003	10,486	1,839	12,325	5.8
2004	11,816	1,976	13,792	6.5
2005	18,368	4,747	23,115	10.9
2006	23,704	9,688	33,392	15.7
2007	54,201	6,165	60,366	28.5
2008	36,071	614	36,685	17.3
2009	18,483	—	18,483	8.7

Total	$185,035	$27,147	$212,182	100.0%

     Risk In Force and Product Characteristics of Risk in Force
     At both December 31, 2009 and 2008, 97% of our risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of our primary risk in force as of December 31, 2009, by year(s) of policy origination since we began operations in 1985:
Primary Risk In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions of dollars)
1985-2002	$3,058	$579	$3,637	6.7%
2003	2,810	546	3,356	6.2
2004	3,216	555	3,771	6.9
2005	4,886	1,456	6,342	11.7
2006	6,103	2,952	9,055	16.6
2007	13,889	1,499	15,388	28.3
2008	8,812	140	8,952	16.5
2009	3,842	—	3,842	7.1

Total	$46,616	$7,727	$54,343	100.0%

     The following table reflects at the dates indicated the (1) total dollar amount of primary risk in force for the MGIC Book and (2) percentage of that primary risk in force, as determined on the basis of information available on the date of mortgage origination, by the categories indicated.
Characteristics of Primary Risk in Force

	December 31,	December 31,
	2009	2008
Direct Risk in Force (In Millions):	$54,343	$58,981

Loan-to-value ratios:(1)
100s	28.2%	29.6%
95s	29.5	29.1
90s(2)	37.0	35.6
80s	5.3	5.7

Total	100.0%	100.0%

Loan Type:
Fixed(3)	90.5%	89.3%
Adjustable rate mortgages (“ARMs”)(4)	9.5	10.7

Total	100.0%	100.0%

Original Insured Loan Amount:(5)
Conforming loan limit and below	94.7%	94.3%
Non-conforming	5.3	5.7

Total	100.0%	100.0%

Mortgage Term:
15-years and under	1.2%	1.1%
Over 15 years	98.8	98.9

Total	100.0%	100.0%

Property Type:
Single-family(6)	89.3%	89.7%
Condominium	9.6	9.3
Other(7)	1.1	1.0

Total	100.0%	100.0%

Occupancy Status:
Primary residence	93.5%	93.1%
Second home	3.4	3.5
Non-owner occupied	3.1	3.4

Total	100.0%	100.0%

Documentation:
Reduced documentation(8)	10.8%	12.0%
Full documentation	89.2	88.0

Total	100.0%	100.0%

FICO Score:(9)
Prime (FICO 620 and above)	91.4%	90.7%
A Minus (FICO 575 – 619)	6.7	7.2
Subprime (FICO below 575)	1.9	2.1

Total	100.0%	100.0%

(1)	Loan-to-value ratio represents the ratio (expressed as a percentage) of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured and does not reflect subsequent housing price appreciation or depreciation. Subordinate mortgages may also be present. For purposes of the table, loan-to-value ratios are classified as in excess of 95% ( “100s”, a classification that includes 97% to 103% loan-to-value ratio loans); in excess of 90% loan-to-value ratio and up to 95% loan-to-value ratio (“95s”); in excess of 80% loan-to-value ratio and up to 90% loan-to-value ratio (“90s”); and equal to or less than 80% loan-to-value ratio (“80s”).

(2)	We include in our classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At December 31, 2009 and 2008, 1.3% and 1.2%, respectively, of the primary risk in force consisted of these types of loans.

(3)	Includes fixed rate mortgages with temporary buydowns (where in effect the applicable interest rate is typically reduced by one or two percentage points during the first two years of the loan), ARMs in which the initial interest rate is fixed for at least five years and balloon payment mortgages (a loan with a maturity, typically five to seven years, that is shorter than the loan’s amortization period).

(4)	Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2009, 2008 and 2007, represented 3.5%, 3.8% and 4.5%, respectively, of primary risk in force. As indicated in note (3), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2009, 2008 and 2007, ARMs with loan-to-value ratios in excess of 90% represented 2.3%, 2.7% and 4.0%, respectively, of primary risk in force.

(5)	Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual adjustment and was $417,000 for 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008 and remained at such level throughout 2009. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(6)	Includes townhouse-style attached housing with fee simple ownership.

(7)	Includes cooperatives and manufactured homes deemed to be real estate.

(8)	Reduced documentation loans, many of which are commonly referred to as “Alt-A” loans, are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2009, 2008 and 2007, reduced documentation loans represented 6.1%, 6.8% and 8.2%, respectively, of risk in force written through the flow channel and 38.9%, 40.3% and 41.2%, respectively of risk in force written through the bulk channel. In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(9)	Represents the FICO score at loan origination. The weighted average FICO score at loan origination for new insurance written in 2009, 2008 and 2007 was 760, 733 and 691, respectively.
C. Other Business and Joint Ventures
     We provide various mortgage services for the mortgage finance industry, such as portfolio retention and secondary marketing of mortgage-related assets. Our eMagic.com LLC subsidiary provides an Internet portal through which mortgage industry participants can access products and services of wholesalers, investors and vendors necessary to make a home mortgage loan. Using the trade name Myers Internet, eMagic.com also provides website hosting, design and marketing solutions for mortgage originators and real estate agents.
     For information about our Australian operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Australia” in Item 7.
     At December 31, 2009, we owned approximately 45.5% of the equity interest in C-BASS, which prior to 2008 was one of our principal joint ventures included in the “Income from joint ventures, net of tax” line in our Consolidated Statement of Operations. A third party has an option that expires in December 2014 to purchase 22.5% of C-BASS’ equity from us for an exercise price of $2.5 million. C-BASS is a joint venture with its senior management and Radian Group Inc. that was formerly engaged principally in the business of investing in the credit risk of subprime single-family residential mortgages. In 2007, C-BASS ceased its operations and is managing its portfolio pursuant to a consensual, non-bankruptcy restructuring, under which its assets are to be paid out over time to its secured and unsecured creditors. For further information about C-BASS, see “Management’s Discussion and Analysis—Results of Consolidated Operations” in Item 7 and Note 10 to our consolidated financial statements in Item 8.
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
D. Investment Portfolio
     Policy and Strategy
     At December 31, 2009, the fair value of our investment portfolio and cash and cash equivalents was approximately $8.4 billion. As of December 31, 2009, approximately $84 million of our portfolio was held at the parent company level and the remainder of our portfolio was held by our subsidiaries, primarily MGIC. The portion of our portfolio that is held at the parent company level is held in cash or cash equivalents. The remainder of the discussion of our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.
     Approximately 59% of our investment portfolio is managed by either BlackRock, Inc. or Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio.

     Our current policies emphasize preservation of capital, as well as total return. Therefore, our investment portfolio consists almost entirely of high-quality, fixed-income investments. We seek liquidity through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates. During 2009, we reduced the proportion of our investment portfolio in tax exempt municipal securities while increasing the proportion of taxable securities principally since the tax benefits of holding tax exempt municipal securities are no longer available based on our current net loss position. Our investment policies in effect at December 31, 2009 limited investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. At that date, the maximum aggregate book value of the holdings of a single obligor or non-government money market mutual fund was:

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
     At December 31, 2009, based on amortized cost, approximately 94% of our total fixed income investment portfolio was invested in securities rated “A” or better, with 47% rated “AAA” and 30% rated “AA,” in each case by at least one nationally recognized securities rating organization. For information related to the portion of our investment portfolio that is insured by financial guarantors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” in Item 7.
     Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.
     Investment Operations
     At December 31, 2009, tax exempt and taxable municipal securities represented 63.7% of the fair value of our total investment portfolio and derivative financial instruments in our investment portfolio were immaterial. During 2009 we began shifting our portfolio to a higher concentration of taxable securities, as reflected in the table below. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 2.6%, 35.0%, 20.5% and 33.7%, respectively, of the total fair value of our investment in debt securities. Auction rate and mortgage-backed securities represented 6.8% and 1.4%, respectively, of the total fair value of our investment in debt securities. Our pre-tax yield for 2009 was 3.6%, compared to pre-tax yields of 3.9% and 4.7% in 2008 and 2007, respectively.

     Our ten largest holdings at December 31, 2009 appear in the table below:

Fair Value
(in thousands
of dollars)
1. New York, NY	$80,846
2. Sales Tax Asset Receivable	60,254
3. Montana State Higher Student Assist	58,766
4. Penn State Higher Educ Asst	48,493
5 North Carolina Municipal Power	48,190
6. San Joaquin Hills California	47,983
7. Brazos Texas Higher Education	46,656
8. Bank of America Corp	45,658
9. New York City Water Fin Authority	40,219
10. Florida St. Brd Ed Lottery Rev	39,578

$516,643

Note: This table excludes securities issued by U.S. government, U.S. government agencies, GSEs, Federal Home Loan Banks and the Tennessee Valley Authority.
     The sectors of our investment portfolio at December 31, 2009 appear in the table below:

Percentage of
Portfolio’s
Fair Value
1. Municipal	55.8%
2. Corporate	18.4
3. U.S. Treasuries	12.2
4. Taxable Municipals	7.9
5. Asset Backed	3.9
6. Foreign	1.6
7. Other Taxable	0.2

100.0%

     For further information concerning investment operations, see Note 4 to our consolidated financial statements in Item 8.
E. Regulation
     Direct Regulation
     We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by us and many other insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us.
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
     We are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of net earned premiums. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. For further information, see Note 13 to our consolidated financial statements in Item 8.
     Mortgage insurers are generally single-line companies, restricted to writing residential mortgage insurance business only. Although we, as an insurance holding company, are prohibited from engaging in certain transactions with MGIC, MIC or our other insurance subsidiaries without submission to and, in some instances, prior approval of applicable insurance departments, we are not subject to insurance company regulation on our non-insurance businesses.
     Wisconsin’s insurance regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the Office of the Commissioner of Insurance of Wisconsin. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities. In addition, the insurance regulations of other states in which MGIC and/or MIC are licensed insurers require notification to the state’s insurance department a specified time before a person acquires control of us. If regulators in these states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated. For further information about regulatory proceedings applicable to us and our industry, see “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A.
     As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs. These requirements are subject to change from time to time. Currently, both MGIC and MIC are approved mortgage insurers for both Freddie Mac and Fannie Mae but their longer term eligibility could be negatively affected as discussed, under “While our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received Wisconsin OCI and GSE approval, we cannot guarantee that its implementation will allow us to continue to write new insurance on an uninterrupted basis throughout the United States in the future” and “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A. In September 2008, the FHFA was appointed as the conservator of both of the GSEs. The Obama administration and certain members of Congress have publicly stated that they are considering proposing significant changes to domestic housing policies and regulations including those applicable to the GSEs. As a result, it is uncertain what role that the GSEs will play in the domestic residential housing finance system in the future. For additional information about the potential impact that any such changes in the GSE’s roles may have on us, see the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Fannie Mae and Freddie Mac” in Item 7.
     The GSEs have approved the terms of our master policy. Any new master policy, or material changes to our existing master policy, would be subject to approval by the GSE’s.
     Indirect Regulation
     We are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and the Veteran’s Administration, and lenders. See “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A for a discussion of how potential changes in the GSEs’ business practices could affect us. Private mortgage insurers, including MGIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended to affect competition from government agencies. Proposals are discussed from time to time by Congress and certain federal agencies to reform or modify the FHA and the Government National Mortgage Association, which securitizes mortgages insured by the FHA.
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
     There can be no assurance that other federal laws and regulations affecting these institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry. In this regard, see the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.” in Item 1A.
F. Employees
     At December 31, 2009, we had approximately 1,020 full- and part-time employees, of whom approximately 27% were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” employees has ranged from fewer than 125 to more than 350.
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

While our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received Wisconsin OCI and GSE approval, we cannot guarantee that its implementation will allow us to continue to write new insurance on an uninterrupted basis throughout the United States in the future.
     For some time, we have been working to implement a plan to write new mortgage insurance in MIC, which is driven by our belief that in the future MGIC will not meet minimum regulatory capital requirements to write new business and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which they are present. Absent the waiver granted by the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) referred to below, a failure to meet Wisconsin’s minimum capital requirements would have prevented MGIC from writing new business anywhere. Also, absent a waiver in a particular jurisdiction, failure of MGIC to meet minimum capital requirements of that jurisdiction would prevent MGIC from writing business there. In addition to Wisconsin, these minimum capital requirements are present in 16 jurisdictions while the remaining jurisdictions in which MGIC does business do not have specific capital requirements applicable to mortgage insurers. Before MIC can begin writing new business, it must obtain or update licenses in the jurisdictions where it will transact business.
     In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in those 16 other jurisdictions in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements applicable to mortgage insurers and if MGIC fails to obtain relief from those requirements or a specified waiver of them. The Fannie Mae Agreement, including certain restrictions imposed on us, MGIC and MIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.
     On February 11, 2010, Freddie Mac notified (the “Freddie Mac Notification”) MGIC that we may utilize MIC to write new business in states in which MGIC does not meet minimum regulatory capital requirements to write new business and does not obtain appropriate waivers of those requirements. This conditional approval to use MIC as a “Limited Insurer” will expire December 31, 2012, includes terms substantially similar to those in the Fannie Mae Agreement and is summarized more fully in our Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.
     In December 2009, the OCI issued an order waiving, until December 31, 2011, the requirement that MGIC maintain a specific level of minimum policyholders position to write new business. The waiver may be modified, terminated or extended by the OCI in its sole discretion. In December 2009, the OCI also approved a transaction under which MIC will be eligible to write new mortgage guaranty insurance policies only in jurisdictions where MGIC does not meet minimum capital requirements similar to those waived by the OCI and does not obtain a waiver of those requirements from that jurisdiction’s regulatory authority. MGIC has applied for waivers in all jurisdictions that have the regulatory capital requirements. MGIC has received similar waivers from some of these states. These waivers expire at various times, with the earliest expiration being December 31, 2010. Some jurisdictions have denied the request because a waiver is not authorized under the jurisdictions’ statutes or regulations and others may deny the request on other grounds. There can be no assurances that MIC will receive the necessary approvals from any or all of the jurisdictions in which MGIC would be prohibited from continuing to write new business due to MGIC’s failure to meet applicable regulatory capital requirements or obtain waivers of those requirements.

     Under the Fannie Mae Agreement, MIC has been approved as an eligible mortgage insurer only through December 31, 2011 and Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution without prior approval from each GSE, which limits the amount of business MIC can write. We believe that the amount of capital that MGIC has contributed to MIC will be sufficient to write business for the term of the Fannie Mae Agreement in the jurisdictions in which MIC is eligible to do so. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.
     A failure to meet the specific minimum regulatory capital requirements to insure new business does not mean that MGIC does not have sufficient resources to pay claims on its insurance. Even in scenarios in which losses materially exceed those that would result in not meeting such requirements, we believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force. Our estimates of our claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment more volatile than they would otherwise be. Our anticipated rescission activity is also subject to volatility.
We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.
     Historically, claims submitted to us on policies we rescinded were not a material portion of our claims resolved during a year. However, beginning in 2008 rescissions have materially mitigated our paid losses. In 2009, rescissions mitigated our paid losses by $1.2 billion, which includes amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we can give no assurance that rescissions will continue to mitigate paid losses at the same level we have recently experienced.
     In addition, if the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. Countrywide and an affiliate (“Countrywide”) have filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims. We have filed an arbitration case against Countrywide regarding rescissions. For more information about this lawsuit and arbitration case, see the risk factor titled, “We are subject to the risk of private litigation and regulatory proceedings” as well as Item 3, “Legal Proceedings.” In addition, we continue to have discussions with other lenders regarding their objections to rescissions that in the aggregate are material and are involved in other arbitration proceedings with respect to an amount of rescissions that are not material.
     In addition, our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates could materially affect our losses. See the risk factor titled, “Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.”
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
     In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement. The Obama administration and certain members of Congress have publicly stated that that they are considering proposing significant changes to the GSEs. As a result, it is uncertain what role that the GSEs will play in the domestic residential housing finance system in the future.
     For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage. Fannie Mae has also announced that it would eliminate its reduced coverage program in the second quarter of 2010. In recent years, a majority of our volume was on loans with GSE standard coverage, a substantial portion of our volume has been on loans with reduced coverage, and a minor portion of our volume has been on loans with charter coverage. We charge higher premium rates for higher coverages. To the extent lenders selling loans to Fannie Mae choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.
     Both of the GSEs have policies which provide guidelines on terms under which they can conduct business with mortgage insurers with financial strength ratings below Aa3/AA-. For information about how these policies could affect us, see the risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”
Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing.
     Losses result from events that reduce a borrower’s ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions, including unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home. Housing values may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues affecting lenders or other factors. The residential mortgage market in the United States has for some time experienced a variety of worsening economic conditions, including a material decline in housing values that has been nationwide, with declines continuing in a number of areas. The recession that began in December 2007 may result in further deterioration in home values and employment. In addition, even were this recession to end formally, home values may continue to deteriorate and unemployment levels may continue to increase or remain elevated.
The mix of business we write also affects the likelihood of losses occurring.
     Even when housing values are stable or rising, certain types of mortgages have higher probabilities of claims. These segments include loans with loan-to-value ratios over 95% (including loans with 100% loan-to-value ratios or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or total debt-to-income ratios of 38% or higher, as well as loans having combinations of higher risk factors. As of December 31, 2009, approximately 60% of our primary risk in force consisted of loans with loan-to-value ratios equal to or greater than 95%, 8.6% had FICO credit scores below 620, and 10.8% had limited underwriting, including limited borrower documentation. A material portion of these loans were written in 2005 — 2007 and through the first quarter of 2008. (In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (4) to the table titled “Default Statistics for the MGIC Book” in Item 1.
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
     The changes to our underwriting guidelines since the fourth quarter of 2007 include the creation of two tiers of “restricted markets.” Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. Beginning in September 2009, we removed several markets from our restricted markets list and moved several other markets from our Tier Two restricted market list (for which our underwriting guidelines are most limiting) to our Tier One restricted market list.
     As of December 31, 2009, approximately 3.6% of our primary risk in force written through the flow channel, and 42.2% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. We believe that when the reset interest rate significantly exceeds the interest rate at loan origination, claims on ARMs would be substantially higher than for fixed rate loans. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.
     Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will prove adequate to compensate for actual losses even under our current underwriting guidelines. We do, however, believe that given the various changes in our underwriting guidelines that were effective beginning in the first quarter of 2008, our insurance written beginning in the second quarter of 2008 will generate underwriting profits.
Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses, losses may have a disproportionate adverse effect on our earnings in certain periods.
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
     We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss on delinquent loans. The estimated claim rates and claim amounts represent what we believe best reflect the estimate of what will actually be paid on the loans in default as of the reserve date and incorporates anticipated mitigation from rescissions.
     The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. Current conditions in the housing and mortgage industries make the assumptions that we use to establish loss reserves more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, a drop in housing values that could materially reduce our ability to mitigate potential loss through property acquisition and resale or expose us to greater loss on resale of properties obtained through the claim settlement process and mitigation from rescissions being materially less than assumed. Changes to our estimates could result in material impact to our results of operations, even in a stable economic environment, and there can be no assurance that actual claims paid by us will not be substantially different than our loss reserves.
The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.
     We set premiums at the time a policy is issued based on our expectations regarding likely performance over the long-term. Our premiums are subject to approval by state regulatory agencies, which can delay or limit our ability to increase our premiums. Generally, we cannot cancel the mortgage insurance coverage or adjust renewal premiums during the life of a mortgage insurance policy. As a result, higher than anticipated claims generally cannot be offset by premium increases on policies in force or mitigated by our non-renewal or cancellation of insurance coverage. The premiums we charge, and the associated investment income, may not be adequate to compensate us for the risks and costs associated with the insurance coverage provided to customers. An increase in the number or size of claims, compared to what we anticipate, could adversely affect our results of operations or financial condition.
     In January 2008, we announced that we had decided to stop writing the portion of our bulk business that insures loans which are included in Wall Street securitizations because the performance of loans included in such securitizations deteriorated materially in the fourth quarter of 2007 and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. As of December 31, 2007 we established a premium deficiency reserve of approximately $1.2 billion. As of December 31, 2009, the premium deficiency reserve was $193 million. At each date, the premium deficiency reserve is the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on these bulk transactions.
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
     As of December 31, 2009, we had a total of approximately $84 million in short-term investments available at our holding company. These investments are virtually all of our holding company’s liquid assets. As of January 18, 2010, our holding company had approximately $78.4 million of Senior Notes due in September 2011 (during 2009, our holding company purchased $121.6 million principal amount of these Notes) and $300 million of Senior Notes due in November 2015 outstanding. On an annual basis as of December 31, 2009, our holding company’s current use of funds for interest payments on its Senior Notes approximates $21 million.
     While under the Fannie Mae Agreement and the Freddie Mac Notification (see the risk factor titled “While our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received Wisconsin OCI and GSE approval, we cannot guarantee that its implementation will allow us to continue to write new insurance on an uninterrupted basis throughout the United States in the future”) MGIC may not pay dividends to our holding company without the GSEs’ consent, the GSEs have consented to dividends of not more than $100 million in the aggregate to purchase existing debt obligations of our holding company or to pay such obligations at maturity. Any dividends from MGIC to our holding company would require the approval of the OCI, and may require other approvals.
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
     See Notes 6 and 7 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for more information regarding our holding company’s assets and liabilities as of that date, including information about its junior convertible debentures and its election to defer payment of interest on them.
MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.
     The majority of our insurance written is for loans sold to Fannie Mae and Freddie Mac, each of which has mortgage insurer eligibility requirements. As a result of MGIC’s financial strength rating being below Aa3/AA-, it is operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction between a mortgage insurer and the GSE that continues until the mortgage insurer under the remediation plan once again has a rating of at least Aa3/AA-. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan. If MGIC ceases being eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

Loan modification and other similar programs may not provide material benefits to us and may increase our losses.
     Beginning in the fourth quarter of 2008, the federal government, including through the FDIC and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. For the quarter ending December 31, 2009, we were notified of modifications involving loans with risk in force of approximately $263 million.
     One such program is the Home Affordable Modification Program (“HAMP”), which was announced by the US Treasury in early 2009. Some of HAMP’s eligibility criteria require current information about borrowers, such as his or her current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We are aware of approximately 29,700 loans in our delinquent inventory at December 31, 2009 for which the HAMP trial period has begun and approximately 2,400 delinquent loans have cured their delinquency after entering HAMP. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP.
     Under HAMP, a net present value test (the “NPV Test”) is used to determine if loan modifications will be offered. For loans owned or guaranteed by the GSEs, servicers may, depending on the results of the NPV Test and other factors, be required to offer loan modifications, as defined by HAMP, to borrowers. As of December 1, 2009, the GSEs changed how the NPV Test is used. These changes made it more difficult for some loans to be modified under HAMP. While we lack sufficient data to determine the impact of these changes, we believe that they may materially decrease the number of our loans that will participate in HAMP. In January 2010 the United States Treasury department has further modified the HAMP eligibility requirements. Effective June 1, 2010 a servicer may evaluate and initiate a HAMP trial modification for a borrower only after the servicer receives certain documents that allow the servicer to verify the borrower’s income and the cause of the borrower’s financial hardship. Previously, these documents were not required to be submitted until after the successful completion of HAMP’s trial modification period. We believe that this will decrease the number of new HAMP trial modifications.
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
     During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.
The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.
     These alternatives to private mortgage insurance include:
•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration, or FHA, and the Veterans Administration,

•	lenders and other investors holding mortgages in portfolio and self-insuring,

•	investors using credit enhancements other than private mortgage insurance, using other credit enhancements in conjunction with reduced levels of private mortgage insurance coverage, or accepting credit risk without credit enhancement, and

•	lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio that has private mortgage insurance.
     The FHA, which until 2008 was not viewed by us as a significant competitor, substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because mortgage insurers have tightened their underwriting guidelines (which has led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). Recent federal legislation and programs have also provided the FHA with greater flexibility in establishing new products and have increased the FHA’s competitive position against private mortgage insurers.
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
•	PMI Mortgage Insurance Company,

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	Republic Mortgage Insurance Company, whose parent, based on information filed with the SEC through January 14, 2010, is our largest shareholder, and

•	CMG Mortgage Insurance Company.
     Our relationships with our customers could be adversely affected by a variety of factors, including continued tightening of and adherence to our underwriting guidelines, which have resulted in our declining to insure some of the loans originated by our customers, rescission of loans that affect the customer and our decision to discontinue ceding new business under excess of loss captive reinsurance programs. In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescissions practices shortly after Countrywide ceased doing business with us. See the risk factor titled “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A as well as Item 3, “Legal Proceedings,” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Countrywide and its Bank of America affiliates accounted for 12.0% of our flow new insurance written in 2008 and 8.3% of our new insurance written in the first three quarters of 2009. The FHA, which in recent years was not viewed by us as a significant competitor, substantially increased its market share beginning in 2008.
     Until recently, the mortgage insurance industry had not had new entrants in many years. Recently, Essent Guaranty, Inc. announced that it would begin writing new mortgage insurance. Essent has publicly reported that one of its investors is JPMorgan Chase which is one of our customers. The perceived increase in credit quality of loans that are being insured today combined with the deterioration of the financial strength ratings of the existing mortgage insurance companies could encourage new entrants. We understand that one potential new entrant has advertised for employees.
     We believe some lenders assess a mortgage insurer’s financial strength rating as an important element of the process through which they select mortgage insurers. As a result of MGIC’s less than investment grade financial strength rating, MGIC may be competitively disadvantaged with these lenders.
Your ownership in our company may be diluted by additional capital that we raise or if the holders of our convertible debentures convert their debentures into shares of our common stock.
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
     We have approximately $390 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. We have elected to defer the payment of a total of approximately $35 million of interest on these debentures. We may also defer additional interest in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also converted into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures.
Our common stock could be delisted from the NYSE.
     The listing of our common stock on the New York Stock Exchange, or NYSE, is subject to compliance with NYSE’s continued listing standards, including that the average closing price of our common stock during any 30 trading day period equal or exceed $1.00 and that our average market capitalization for any such period equal or exceed $15 million. The NYSE can also, in its discretion, discontinue listing a company’s common stock if the company discontinues a substantial portion of its operations. If we do not satisfy any of NYSE’s continued listing standards or if we cease writing new insurance, our common stock could be delisted from the NYSE unless we cure the deficiency during the time provided by the NYSE. If the NYSE were to delist our common stock, it likely would result in a significant decline in the trading price, trading volume and liquidity of our common stock. We also expect that the suspension and delisting of our common stock would lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume. As a result, it could become significantly more difficult for our shareholders to sell their shares of our common stock at prices comparable to those in effect prior to delisting or at all.
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
     A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance, decrease our new insurance written and reduce our revenues.
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

     Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. The Complaint also names two officers of C-BASS with respect to the Complaint’s allegations regarding C-BASS. The purported class period covered by the Complaint begins on October 12, 2006 and ends on February 12, 2008. The Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the Complaint. Our motion to dismiss the Complaint was granted on February 18, 2010. Under the Court’s order, the plaintiff may, on or before March 18, 2010, move for leave to file an amended complaint. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.
     Several law firms have issued press releases to the effect that they are investigating us, including whether the fiduciaries of our 401(k) plan breached their fiduciary duties regarding the plan’s investment in or holding of our common stock or whether we breached other legal or fiduciary obligations to our shareholders. With limited exceptions, our bylaws provide that our officers and 401(k) plan fiduciaries are entitled to indemnification from us for claims against them. We intend to defend vigorously any proceedings that may result from these investigations.
     As we previously disclosed, for some time we have had discussions with lenders regarding their objections to rescissions that in the aggregate are material. On December 17, 2009 Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California. For additional information about this case, see Item 3 of this Form 10-K. We intend to defend MGIC against the allegations in Countrywide’s complaint, and pursue the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us. During 2008 and 2009, rescissions of Countrywide-related flow loans mitigated our paid losses by approximately $100 million. In addition, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. For additional information about rescissions, see the risk factor titled “We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.”
The Internal Revenue Service has proposed significant adjustments to our taxable income for 2000 through 2007.
     The Internal Revenue Service (“IRS”) has completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and has issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments.

The appeals process is ongoing and may last for an extended period of time, although it is reasonably possible that a final resolution may be reached during 2010. The assessment for unpaid taxes related to the REMIC issue for these years is $197.1 million in taxes and accuracy-related penalties, plus applicable interest. Other adjustments during taxable years 2000 through 2007 are not material, and have been agreed to with the IRS. On July 2, 2007, we made a payment on account of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. We believe, after discussions with outside counsel about the issues raised in the examinations and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result from these assessments. If the outcome of this matter differs materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
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
The implementation of the Basel II capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance.
     In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (Basel I), which set out international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the Basel Committee issued an update to Basel I (as revised in November 2005, Basel II). Basel II was implemented by many banks in the United States and many other countries in 2009 and may be implemented by the remaining banks in the United States and many other countries in 2010. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities.
     The Basel II provisions related to residential mortgages and mortgage insurance, or other changes to our customers’ capital requirements, may provide incentives to certain of our bank customers not to insure mortgages having a lower risk of claim and to insure mortgages having a higher risk of claim. The Basel II provisions may also alter the competitive positions and financial performance of mortgage insurers in other ways.
We may not be able to recover the capital we invested in our Australian operations for many years and may not recover all of such capital.
     We have committed significant resources to begin international operations, primarily in Australia, where we started to write business in June 2007. In view of our need to dedicate capital to our domestic mortgage insurance operations, we have reduced our Australian headcount and are no longer writing new business in Australia. In addition to the general economic and insurance business-related factors discussed above, we are subject to a number of other risks from having deployed capital in Australia, including foreign currency exchange rate fluctuations and interest-rate volatility particular to Australia.
We are susceptible to disruptions in the servicing of mortgage loans that we insure.
     We depend on reliable, consistent third-party servicing of the loans that we insure. A recent trend in the mortgage lending and mortgage loan servicing industry has been towards consolidation of loan servicers. This reduction in the number of servicers could lead to disruptions in the servicing of mortgage loans covered by our insurance policies. In addition, current housing market trends have led to significant increases in the number of delinquent mortgage loans requiring servicing. These increases have strained the resources of servicers, reducing their ability to undertake mitigation efforts that could help limit our losses. Future housing market conditions could lead to additional such increases. Managing a substantially higher volume of non-performing loans could lead to disruptions in the servicing of mortgage
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     At December 31, 2009, we leased office space in various cities throughout the United States under leases expiring between 2010 and 2015 and which required annual rental payments of $2.1 million in 2009.
     We own our headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.
Item 3. Legal Proceedings.
     On December 17, 2009, Countrywide Home Loans, Inc. and BAC Home Loans Servicing, LP (collectively, “Countrywide”) filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against Mortgage Guaranty Insurance Corporation (“MGIC”), our principal mortgage insurance subsidiary. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California. On February 18, 2010, Countrywide filed a motion to have the case remanded to the Superior Court of the State of California in San Francisco. On February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration demand, which numbered more than 1,400 loans as of the filing of the demand. On February 25, 2010, we filed a motion to stay proceedings in the Northern District of California in view of, among other things, the parties’ arbitration agreement and the pending arbitration. We intend to defend MGIC against the allegations in Countrywide’s complaint, and to pursue the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us.
     Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. The Complaint also names two officers of C-BASS with respect to the Complaint’s allegations regarding C-BASS. The purported class period covered by the Complaint begins on October 12, 2006 and ends on February 12, 2008. The Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the Complaint. Our motion to dismiss the Complaint was granted on February 18, 2010. Under the Court’s order, the plaintiffs may, on or before March 18, 2010, move for leave to file an amended complaint. Other lawsuits alleging violations of the securities laws could be brought against us.
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
Item 4. [Reserved]
Executive Officers
     Certain information with respect to our executive officers as of March 1, 2010 is set forth below:

Name and Age	Title
Curt S. Culver, 57	Chairman of the Board and Chief Executive Officer of MGIC Investment Corporation and MGIC; Director of MGIC Investment Corporation and MGIC

Patrick Sinks, 53	President and Chief Operating Officer of MGIC Investment Corporation and MGIC

J. Michael Lauer, 65	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC

Lawrence J. Pierzchalski, 57	Executive Vice President— Risk Management of MGIC

Jeffrey H. Lane, 60	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

James A. Karpowicz, 62	Senior Vice President—Chief Investment Officer and Treasurer of MGIC Investment Corporation and MGIC

Michael G. Meade, 60	Senior Vice President—Information Services and Chief Information Officer of MGIC
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
     Mr. Karpowicz has served as our and MGIC’s Senior Vice President—Chief Investment Officer and Treasurer since January 2005 and has been Treasurer since 1998. From 1986 to January, 2005, he held various positions within MGIC’s investment operations organization, the last of which was Vice President.
     Mr. Meade has served as MGIC’s Senior Vice President—Information Services and Chief Information Officer since February 1992. From 1985 to 1992 he held various positions within MGIC’s information services organization, the last of which was Vice President—Information Services.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     (a) Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2008 and 2009 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

	2008		2009
Quarter	High	Low	High	Low
First	$22.72	$9.60	$4.45	$0.70
Second	14.14	5.41	5.90	1.32
Third	12.50	3.51	9.94	3.27
Fourth	8.91	1.58	7.56	3.72
     In 2008, we declared and paid the following cash dividends on our Common Stock

Quarter	2008
First	$.025
Second	.025
Third	.025
Fourth	—
$0.075
     In October 2008, the Board discontinued payment of our cash dividend. Accordingly, no cash dividends were paid in 2009. The payment of future dividends is subject to the discretion of our Board and will depend on many factors, including our operating results, financial condition and capital position. We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. For a discussion of these restrictions, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this annual report and Note 13 to our consolidated financial statements in Item 8, which are incorporated by reference.
     As of February 15, 2010, the number of shareholders of record was 138. In addition, we estimate there are approximately 17,000 beneficial owners of shares held by brokers and fiduciaries.
     Information regarding equity compensation plans is contained in Item 12.
(b)	Not applicable.

(c)	We did not repurchase any shares of Common Stock during the fourth quarter of 2009.

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands of dollars, except per share data)
Summary of Operations
Revenues:
Net premiums written	$1,243,027	1,466,047	$1,345,794	$1,217,236	$1,252,310

Net premiums earned	$1,302,341	1,393,180	$1,262,390	$1,187,409	$1,238,692
Investment income, net	304,678	308,517	259,828	240,621	228,854
Realized investment gains (losses), net,
including net impairment losses	51,934	(12,486)	142,195	(4,264)	14,857
Other revenue	49,573	32,315	28,793	45,403	44,127

Total revenues	1,708,526	1,721,526	1,693,206	1,469,169	1,526,530

Losses and expenses:
Losses incurred, net	3,379,444	3,071,501	2,365,423	613,635	553,530
Change in premium deficiency reserves	(261,150)	(756,505)	1,210,841	—	—
Underwriting and other expenses	239,612	271,314	309,610	290,858	275,416
Reinsurance fee	26,407	1,781	—	—	—
Interest expense	89,266	81,074	41,986	39,348	41,091

Total losses and expenses	3,473,579	2,669,165	3,927,860	943,841	870,037

(Loss) income before tax and joint ventures	(1,765,053)	(947,639)	(2,234,654)	525,328	656,493
(Benefit) provision for income tax	(442,776)	(397,798)	(833,977)	130,097	176,932
Income (loss) from joint ventures, net of tax	—	24,486	(269,341)	169,508	147,312

Net (loss) income	$(1,322,277)	(525,355)	$(1,670,018)	$564,739	$626,873

Weighted average common shares outstanding (in thousands)	124,209	113,962	81,294	84,950	92,443

Diluted (loss) earnings per share	$(10.65)	(4.61)	$(20.54)	$6.65	$6.78

Dividends per share	$—	0.075	$0.775	$1.00	$0.525

Balance sheet data
Total investments	$7,254,465	7,045,536	$5,896,233	$5,252,422	$5,295,430
Cash and cash equivalents	1,185,739	1,097,334	288,933	293,738	195,256
Total assets	9,404,419	9,146,734	7,716,361	6,621,671	6,357,569
Loss reserves	6,704,990	4,775,552	2,642,479	1,125,715	1,124,454
Premium deficiency reserves	193,186	454,336	1,210,841	—	—
Short- and long-term debt	377,098	698,446	798,250	781,277	685,163
Convertible debentures	291,785	272,465	—	—	—
Shareholders’ equity	1,302,581	2,434,233	2,594,343	4,295,877	4,165,055
Book value per share	10.41	19.46	31.72	51.88	47.31

Note:	Certain amounts in the 2008 column have been retrospectively adjusted to reflect the adoption of a new accounting standard regarding convertible debt. See Note 2 to our Consolidated Financial Statements in Item 8.

During 2008 we adopted new accounting standards regarding the recognition and presentation of other-than-temporary impairments. See Note 2 to our Consolidated Financial Statements in Item 8.

	Year Ended December 31,
	2009	2008	2007	2006	2005
New primary insurance written ($ millions)	$19,942	$48,230	$76,806	$58,242	$61,503
New primary risk written ($ millions)	4,149	11,669	19,632	15,937	16,836
New pool risk written ($ millions)(1)	4	145	211	240	358

Insurance in force (at year-end) ($ millions)
Direct primary insurance	212,182	226,955	211,745	176,531	170,029
Direct primary risk	54,343	58,981	55,794	47,079	44,860
Direct pool risk(1)	1,668	1,902	2,800	3,063	2,909

Primary loans in default ratios
Policies in force	1,360,456	1,472,757	1,437,432	1,283,174	1,303,084
Loans in default	250,440	182,188	107,120	78,628	85,788
Percentage of loans in default	18.41%	12.37%	7.45%	6.13%	6.58%
Percentage of loans in default — bulk	40.87%	32.64%	21.91%	14.87%	14.72%

Insurance operating ratios (GAAP)
Loss ratio	259.5%	220.4%	187.3%	51.7%	44.7%
Expense ratio(2)	15.1%	14.2%	15.8%	17.0%	15.9%

Combined ratio	274.6%	234.6%	203.1%	68.7%	60.6%

Risk-to-capital ratio (statutory)
Mortgage Guaranty Insurance Corporation	19.4:1	12.9:1	10.3:1	6.4:1	6.3:1
Combined insurance companies	22.1:1	14.7:1	11.9:1	7.5:1	7.4:1

(1)	Represents contractual aggregate loss limits and, for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, for $2.0 billion, $2.5 billion, $4.1 billion, $4.4 billion and $5.0 billion, respectively, of risk without such limits, risk is calculated at $0 million, $1 million, $2 million, $4 million and $51 million, respectively, for new risk written and $190 million, $150 million, $475 million, $473 million and $469 million, respectively, for risk in force, the estimated amount that would credit enhance these loans to a “AA” level based on a rating agency model.

(2)	The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio, expressed as a percentage, of the combined insurance operations underwriting expenses to net premiums written.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Through our subsidiary MGIC, we are the leading provider of private mortgage insurance in the United States to the home mortgage lending industry.
     As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. In the discussion below, we classify loans, in accordance with industry practice, as “full documentation” loans if they are approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the delinquency table under “Results of Consolidated Operations-Losses-Losses Incurred”. The discussion of our business in this document generally does not apply to our international operations which are immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see “Overview—Australia” below.
Forward Looking Statements
     As discussed under “Forward Looking Statements and Risk Factors” in Item 1A of Part 1 of this Report, actual results may differ materially from the results contemplated by forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. Therefore no reader of this document should rely on these statements being accurate as of any time other than the time at which this document was filed with the Securities and Exchange Commission.
Outlook
     At this time, we are facing two particularly significant challenges:
•	Whether we will have access to sufficient capital to continue to write new business beyond 2011. This challenge is discussed under “Capital” below.

•	Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. This challenge is discussed under “Fannie Mae and Freddie Mac” below.
Capital
     At December 31, 2009, MGIC’s policyholders position exceeded the required regulatory minimum by approximately $213 million, and we exceeded the required minimum by approximately $300 million on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At December 31, 2009 MGIC’s risk-

to-capital was 19.4:1 and was 22.1:1 on a combined statutory basis. Beginning with our June 30, 2009 risk-to-capital calculations we have deducted risk in force on policies currently in default and for which loss reserves have been established. For additional information about how we calculate risk-to-capital, see “Liquidity and Capital Resources — Risk to Capital” below.
     For some time, we have been working to implement a plan to write new mortgage insurance in MIC, which is driven by our belief that in the future MGIC will not meet minimum regulatory capital requirements to write new business and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which they are present. Absent the waiver granted by the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) referred to below, a failure to meet Wisconsin’s minimum capital requirements would have prevented MGIC from writing new business anywhere. Also, absent a waiver in a particular jurisdiction, failure of MGIC to meet minimum capital requirements of that jurisdiction would prevent MGIC from writing business there. In addition to Wisconsin, these minimum capital requirements are present in 16 jurisdictions while the remaining jurisdictions in which MGIC does business do not have specific capital requirements applicable to mortgage insurers. Before MIC can begin writing new business, it must obtain or update licenses in the jurisdictions where it will transact business.
     In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in those 16 other jurisdictions in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements applicable to mortgage insurers and if MGIC fails to obtain relief from those requirements or a specified waiver of them. The Fannie Mae Agreement, including certain restrictions imposed on us, MGIC and MIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission on October 16, 2009.
     On February 11, 2010, Freddie Mac notified (the “Freddie Mac Notification”) MGIC that we may utilize MIC to write new business in states in which MGIC does not meet minimum regulatory capital requirements to write new business and does not obtain appropriate waivers of those requirements. This conditional approval to use MIC as a “Limited Insurer” will expire December 31, 2012, includes terms substantially similar to those in the Fannie Mae Agreement and is summarized more fully in our Form 8-K filed with the Securities and Exchange Commission on February 16, 2010.

     In December 2009, the OCI issued an order waiving, until December 31, 2011, the requirement that MGIC maintain a specific level of minimum policyholders position to write new business. The waiver may be modified, terminated or extended by the OCI in its sole discretion. In December 2009, the OCI also approved a transaction under which MIC will be eligible to write new mortgage guaranty insurance policies only in jurisdictions where MGIC does not meet minimum capital requirements similar to those waived by the OCI and does not obtain a waiver of those requirements from that jurisdiction’s regulatory authority. MGIC has applied for waivers in all jurisdictions that have the regulatory capital requirements. MGIC has received similar waivers from some of these states. These waivers expire at various times, with the earliest expiration being December 31, 2010. Some jurisdictions have denied the request because a waiver is not authorized under the jurisdictions’ statutes or regulations and others may deny the request on other grounds. There can be no assurances that MIC will receive the necessary approvals from any or all of the jurisdictions in which MGIC would be prohibited from continuing to write new business due to MGIC’s failure to meet applicable regulatory capital requirements or obtain waivers of those requirements.
     Under the Fannie Mae Agreement, MIC has been approved as an eligible mortgage insurer only through December 31, 2011 and Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the particular GSE’s mortgage insurer eligibility requirements then in effect. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution without prior approval from the applicable GSE, which limits the amount of business MIC can write. We believe that the amount of capital that MGIC has contributed to MIC will be sufficient to write business for the term of the Fannie Mae Agreement in the jurisdictions in which MIC is eligible to do so. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.
     A failure to meet the specific minimum regulatory capital requirements to insure new business does not mean that MGIC does not have sufficient resources to pay claims on its insurance. Even in scenarios in which losses materially exceed those that would result in not meeting such requirements, we believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force. Our estimates of our claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment more volatile than they would otherwise be. Our anticipated rescission activity is also subject to volatility.
     Our senior management believes that our capital plans described above will be feasible and that we will be able to continue to write new business through the end of 2010. We can, however, give no assurance in this regard and higher losses, adverse changes in our relationship with the GSEs, or reduced benefit from rescission activity, among other factors, could result in senior management’s belief not being realized.

Fannie Mae and Freddie Mac
     In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement. The Obama administration and certain members of Congress have publicly stated that they are considering proposing significant changes to domestic housing policies and regulations including those applicable to the GSEs.
     For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage. Fannie Mae has also announced that it would eliminate its reduced coverage program in the second quarter of 2010. In recent years, a majority of our volume was on loans with GSE standard coverage, a substantial portion of our volume has been on loans with reduced coverage, and a minor portion of our volume has been on loans with charter coverage. We charge higher premium rates for higher coverages. To the extent lenders selling loans to Fannie Mae choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.
     Both of the GSEs have policies which provide guidelines on terms under which they can conduct business with mortgage insurers with financial strength ratings below Aa3/AA-. For information about how these policies could affect us, see the risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”
Debt at our Holding Company and Holding Company Capital Resources
     At December 31, 2009, we had approximately $84 million in short-term investments at our holding company. These investments are virtually all of our holding company’s liquid assets. As of December 31, 2009, our holding company’s obligations included $78.4 million of debt which is scheduled to mature in September 2011 and $300 million of Senior Notes due in November 2015, both of which must be serviced pending scheduled maturity. On an annual basis, as of December 31, 2009 our use of funds at the holding company for interest payments on our Senior Notes approximated $21 million. See Note 7 to our consolidated financial statements contained in Item 8 for a discussion of our election to defer payment of interest on our $389.5 million in junior convertible debentures due in 2063. The annual interest payments on these debentures approximate $35 million, excluding interest on the interest payments that have been deferred. See Notes 6 and 7 to our consolidated financial statements contained in Item 8 for additional information about this indebtedness. Historically, dividends from MGIC have been the principal source of our holding company’s cash inflow. The last such dividend was paid in the third quarter of 2008. In 2010 and 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI. There can be no assurances that such approvals can be obtained in order to service the debt at our holding company. In addition, under the terms of the Fannie Mae Agreement and Freddie Mac Notification, MGIC may not pay dividends to our holding company without each GSE’s consent; however each GSE has consented to dividends of not more than $100 million in the aggregate to purchase existing debt obligations of our holding company or to pay such obligations at maturity.
Loan Modification and Other Similar Programs
     Beginning in the fourth quarter of 2008, the federal government, including through the FDIC and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. For the year ended December 31, 2009, we were notified of modifications involving loans with risk in force of approximately $931 million.
     One such program is the Home Affordable Modification Program (“HAMP”), which was announced by the US Treasury in early 2009. Some of HAMP’s eligibility criteria require current information about borrowers, such as his or her current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We are aware of approximately 29,700 loans in our delinquent inventory at December 31, 2009 for which the HAMP trial period had begun and approximately 2,400 delinquent loans had cured their delinquency after entering HAMP. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP.
     Under HAMP, a net present value test (the “NPV Test”) is used to determine if loan modifications will be offered. For loans owned or guaranteed by the GSEs, servicers may, depending on the results of the NPV Test and other factors, be required to offer loan modifications, as defined by HAMP, to borrowers. Effective December 1, 2009, the GSEs changed how the NPV Test is used. These changes made it more difficult for some loans to be modified under HAMP. While, for the reasons noted above, we lack sufficient data to determine the impact of these changes, we believe that they may materially decrease the number of our loans that will participate in HAMP. In January 2010 the United States Treasury department has further modified the HAMP eligibility requirements. Effective June 1, 2010 a servicer may evaluate and initiate a HAMP trial modification for a borrower only after the servicer receives certain documents that allow the servicer to verify the borrower’s income and the cause of the borrower’s financial hardship. Previously, these documents were not required to be submitted until after the successful completion of HAMP’s trial modification period. We believe that this will decrease the number of new HAMP trial modifications.
     Even if a loan is modified, the effect on us of loan modifications depends on how many modified loans subsequently re-default, which in turn can be affected by changes in housing values. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. At this point, we cannot predict with a high degree of confidence what the ultimate re-default rate will be, and therefore we cannot ascertain with confidence whether these programs will provide material benefits to us. In addition, because we do not have current information in our database for all of the parameters used to determine which loans are eligible for modification programs, our estimates of the number of loans qualifying for modification programs are inherently uncertain. If legislation is enacted to permit a mortgage balance to be reduced in bankruptcy, we would still be responsible to pay the original balance if the borrower re-defaulted on that mortgage after its balance had been reduced. Various government entities and private parties have enacted foreclosure moratoriums. A moratorium does not affect the accrual of interest and other expenses on a loan. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium additional interest and expenses would be due which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.
Factors Affecting Our Results
Our results of operations are affected by:
•	Premiums written and earned

Premiums written and earned in a year are influenced by:
•	New insurance written, which increases insurance in force and, is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. New insurance written does not include loans previously insured by us which are modified, such as loans modified under the Home Affordable Refinance Program.
•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies canceled due to claim payment. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.
•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans. See our discussion of premium rate changes on new insurance written beginning May 1, 2010 under “Results of Consolidated Operations—New insurance written”.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders (“captives”) and risk sharing arrangements with the GSEs.
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
     Our investment portfolio is comprised almost entirely of fixed income securities rated “A” or higher. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums received, investment earnings, net claim payments and expenses, less cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases or dividend payments. Realized gains and losses are a function of the difference between the amount received on sale of a security and the security’s amortized cost, as well as any “other than temporary” impairments recognized in earnings. The amount received on sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.
•	Losses incurred
     Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies”, except in the case of premium deficiency reserves, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:
•	The state of the economy, including unemployment, and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and the strength of local housing markets.

•	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

•	The size of loans insured, with higher average loan amounts tending to increase losses incurred.

•	The percentage of coverage on insured loans, with deeper average coverage tending to increase incurred losses.

•	Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

•	The rates at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions of policies and denials of claims, using the rate at which we have rescinded claims during recent periods. We collectively refer to such rescissions and denials as “rescissions” and variations of this term.

•	The distribution of claims over the life of a book. Historically, the first two years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing price declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. We are currently seeing such performance as it relates to delinquencies from our older books. See “— Mortgage Insurance Earnings and Cash Flow Cycle” and “—Losses Incurred” below.
•	Changes in premium deficiency reserves
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
     Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at December 31, 2009 is comprised of approximately $78.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, and $389.5 million in convertible debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Notes 6 and 7 to our consolidated financial statements contained in Item 8 and under “Liquidity and Capital Resources” below. Also as discussed in Note 2 to our consolidated financial statements contained in Item 8, we adopted, on a retrospective basis, new guidance regarding the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19% at the time of issuance. At December 31, 2009, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $291.8 million, with the unamortized discount reflected in equity.

•	Income from joint ventures
     During the period in which we held an equity interest in Sherman Financial Group, Sherman was principally engaged in purchasing and collecting for its own account delinquent consumer receivables, which are primarily unsecured, and in originating and servicing subprime credit card receivables. The factors that affected Sherman’s consolidated results of operations during this period are discussed in our Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008, to which you should refer.
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
Mortgage Insurance Earnings and Cash Flow Cycle
     In our industry, a “book” is the group of loans insured in a particular calendar year. In general, the majority of any underwriting profit (premium revenue minus losses) that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and increasing losses.
Australia
     In 2007, we began providing mortgage insurance to lenders in Australia. At December 31, 2009 the equity value of our Australian operations was approximately $115 million and our risk in force in Australia was approximately $1.1 billion. In Australia, mortgage insurance is a single premium product that covers the entire loan balance. As a result, our Australian risk in force represents the entire amount of the loans that we have insured. However, the mortgage insurance we provide only covers the unpaid loan balance after the sale of the underlying property. In view of our need to dedicate capital to our domestic mortgage insurance operations, we have reduced our Australian headcount and are no longer writing new business in Australia.
     Summary of 2009 Results
     Our results of operations for 2009 were principally affected by:

•	Net premiums written and earned
     Net premiums written and earned during 2009 decreased when compared to 2008 due to a lower average insurance in force, due to reduced levels of new insurance written, and lower average premium yields which are a result of the shift in the mix of newer writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates, offset by lower ceded premiums due to captive terminations and run-offs. Our net premiums written and earned during 2009 were also negatively impacted as a result of higher levels of rescissions as well as increases in our estimates for expected premium refunds due to increases in our expected rescission levels.
•	Investment income
     Investment income in 2009 was lower when compared to 2008 due to a decrease in the pre-tax yield, offset by an increase in the average amortized cost of invested assets.
•	Realized gains (losses) and other-than-temporary impairments
     Realized gains for 2009 included $92.9 million in net realized gains on the sale of fixed income investments. Realized gains for 2008 included $62.8 million from the sale of our interest in Sherman, which was offset by net realized losses on sales of investments of $9.9 million. Net impairment losses recognized in earnings were $40.9 million in 2009 compared to $65.4 million in 2008.
•	Losses incurred
     Losses incurred for 2009 increased compared to 2008 primarily due to increases in the estimated claim rate and a smaller benefit from captive arrangements, offset by a decrease in the estimated severity. The estimated claim rate increased in 2009 compared to a slight decrease in 2008. The smaller benefit from captive arrangements was due to captive terminations in late 2008 and 2009. The estimated severity decreased in 2009, compared to an increase in 2008. Our losses incurred in both 2008 and 2009 were materially mitigated by rescissions.
•	Premium deficiency
     During 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $261 million from $454 million, as of December 31, 2008, to $193 million as of December 31, 2009. The decrease in the premium deficiency represents the net result of actual premiums, losses and expenses as well as a net change in assumptions primarily related to lower estimated premiums. The $193 million premium deficiency reserve as of December 31, 2009 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.
•	Underwriting and other expenses
     Underwriting and other expenses for 2009 decreased when compared to 2008. The decrease reflects our lower contract underwriting volume as well as a reduction in headcount and a focus on expenses in difficult market conditions.

•	Interest expense
     Interest expense for 2009 increased when compared to 2008. The increase is due to interest on our convertible debentures issued in March and April of 2008 (interest on these debentures accrues even if we defer the payment of interest). As discussed in Note 2 to our consolidated financial statements contained in Item 8, we adopted new guidance regarding accounting for convertible debt instruments, on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19%. The increase in interest on the convertible debentures is somewhat offset by repaying the $200 million credit facility in the second quarter of 2009 as well as the repurchase, during 2009, of approximately $121.6 million of our Senior Notes due in September 2011.
•	Income from joint ventures
     We had no income from joint ventures in 2009. Income from joint ventures, net of tax, was $24.5 million in 2008. The income from joint ventures in 2008 was related to our interest in Sherman that was sold in the third quarter of 2008.
•	Benefit from income taxes
     The effective tax rate benefit on our pre-tax loss was (25.1%) in 2009, compared to (42.0%) in 2008. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt bonds. The difference in the rate was primarily the result of the establishment of a valuation allowance, which reduced the amount of tax benefits recognized during 2009.

Results of Consolidated Operations
New insurance written
     The amount of our primary new insurance written during the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
		($ billions)

NIW — Flow Channel	$19.9	$46.6	$69.0
NIW — Bulk Channel	—	1.6	7.8

Total Primary NIW	$19.9	$48.2	$76.8

Refinance volume as a % of primary flow NIW	40%	26%	24%
     The decrease in new insurance written on a flow basis in 2009, compared to 2008 and 2007, was primarily due to changes in our underwriting guidelines as well as premium rate increases discussed below. We believe our changes in guidelines, as well as changes in guidelines made by other private mortgage insurers, and premium rate changes have led to greater usage of FHA insurance programs as an alternative to private mortgage insurance. Additionally, both GSEs have implemented adverse market charges on all loans and credit risk-based loan level price adjustments on loans with certain risk characteristics which include loans that qualify for private mortgage insurance. The application of these loan level price adjustments results in a materially higher monthly payment for the borrower, which we also believe has lead to greater usage of FHA insurance programs as an alternative to private mortgage insurance. For a discussion of new insurance written through the bulk channel, see “— Bulk transactions” below.
     We anticipate our new insurance written for 2010 will be lower than the level written in 2009 due to the reasons noted in the preceding paragraph, as well as an expected decrease in the total origination market. Our January 2010 new insurance written was $0.6 billion compared to $1.6 billion in January 2009. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors in Item 1A.
     Beginning in late 2007, we implemented a series of changes to our underwriting guidelines that are designed to improve the credit risk profile of our new insurance written. The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk and include the creation of two tiers of “restricted markets.” Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. Beginning in September 2009, we removed several markets from our restricted markets list and moved several other markets from our Tier Two restricted market list (for which our underwriting guidelines are most limiting) to our Tier One restricted market list. We also implemented premium rate increases during 2008.
     In 2009, 93% of our new insurance written had FICO scores of 700 or greater. As shown in the table below, the percentage of our volume written on a flow basis that includes certain segments that we view as having a higher probability of claim declined significantly in 2008 and 2009 as a result of the changes we made in our underwriting guidelines.

	Year ended December 31,
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
     We believe that given the various changes in our underwriting guidelines noted above, our business written beginning in the second quarter of 2008 will generate underwriting profit. Subject to regulatory approval, effective May 1, 2010, we will price our new insurance written after considering, among other things, the borrower’s credit score. Our pricing changes create three new tiers of pricing for full documentation loans for which the applicable borrower has a credit score of 620 or higher. The three new tiers will predominantly result in,
•	lower rates for borrowers with credit scores of 720 and greater,

•	higher rates for borrowers with credit scores between 620 — 679, and

•	no change in rates for borrowers with credit scores between 680 — 719.
     Had these rate changes been in place with respect to new insurance written in the second half of 2009 and the first two months of 2010, the rate changes would have resulted in lower premiums being charged by MGIC for a substantial majority of such new insurance written.
     Given the premium rate increases previously announced by the FHA, which will be effective in the near future, we intend that these price changes will position us to be price competitive with the FHA for loans to borrowers with credit scores of 720 and greater. However, there may be advantages to lenders to insure loans through the FHA, including higher servicing fees than on conventional loans. Although we are not eliminating our previous rates, we expect that lenders will generally begin utilizing our lowered rates as soon as they are able to.

Cancellations and insurance in force
     New insurance written and cancellations of primary insurance in force during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
		($ billions)

NIW	$19.9	$48.2	$76.8
Cancellations	(34.7)	(32.9)	(41.6)

Change in primary insurance in force	$(14.8)	$15.3	$35.2

Direct primary insurance in force as of December 31,	$212.2	$227.0	$211.7

     Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.
     Our persistency rate (percentage of insurance remaining in force from one year prior) was 84.7% at December 31, 2009, an increase from 84.4% at December 31, 2008 and 76.4% at December 31, 2007. These persistency rate improvements in 2008 and 2009 reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.
Bulk transactions
     We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant. Wall Street bulk transactions, as of December 31, 2009, included approximately 100,000 loans with insurance in force of approximately $16.4 billion and risk in force of approximately $4.8 billion, which is approximately 71% of our bulk risk in force.
Pool insurance
     We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.
     Our direct pool risk in force was $1.7 billion, $1.9 billion and $2.8 billion at December 31, 2009, 2008 and 2007, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits. For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at December 31, 2009, 2008 and 2007, for $2.0 billion, $2.5 billion and $4.1 billion, respectively, risk in force is calculated at $190 million, $150 million and $475 million, respectively.
Net premiums written and earned
     Net premiums written during 2009 decreased when compared to 2008 due to the following reasons:
o	lower average insurance in force, due to reduced levels of new insurance written,

o	lower average premium yields which are a result of the shift in the mix of newer writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates, and

o	higher levels of rescissions and expected rescissions, which result in a return of premium.
These were offset by the following:
o	increases, in 2008, of our premium rates, and

o	lower ceded premiums due to captive terminations and run-offs. In a captive termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. In a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans.
     We expect our average insurance in force in 2010 to continue to decline. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) in 2010 to continue at approximately the level experienced during 2009.
     Net premiums written and earned during 2008 increased compared to 2007. The average insurance in force continued to increase; however the effect of the higher in force was somewhat offset by lower average premium yields due to a shift in the mix of new writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates
Risk sharing arrangements
     For the year ended December 31, 2009, approximately 5% of our flow new insurance written was subject to arrangements with captives or risk sharing arrangements with the GSEs compared to 34% for the year ended December 31, 2008 and 48% for the year ended December 31, 2007. We expect the percentage of new insurance written subject to risk sharing arrangements to approximate 5% in 2010 for the reasons discussed below.
     Effective January 1, 2009, we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 under excess of loss agreements will run off pursuant to the terms of the particular captive arrangement. New business will continue to be ceded under quota share reinsurance arrangements, limited to a 25% cede rate. Beginning in 2008, many of our captive arrangements have either been terminated or placed into run-off.
     We anticipate that our ceded premiums related to risk sharing agreements will continue to decline in 2010 for the reasons discussed above.
     See discussion under “-Losses” regarding losses assumed by captives.
     In June 2008 we entered into a reinsurance agreement that was effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began on April 1, 2008 and was scheduled to end on December 31, 2010, subject to two one-year extensions that could have been exercised by the reinsurer. Due to our rating agency downgrades in the first quarter of 2009, under the terms of the reinsurance agreement we ceased being entitled to a profit commission, making the agreement less favorable to us. Effective March 20, 2009, we terminated this reinsurance agreement. The termination resulted in a reinsurance fee of $26.4 million as reflected in our results of operations for the year ended December 31, 2009. There are no further obligations under this reinsurance agreement.
Investment income
     Investment income for 2009 decreased when compared to 2008 due to a decrease in the average investment yield, offset by an increase in the average amortized cost of invested assets. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The portfolio’s average pre-tax investment yield was 3.61% at December 31, 2009 and 3.87% at December 31, 2008. We expect a decline in investment income in 2010 as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.
     Investment income for 2008 increased when compared to 2007 due to an increase in the average amortized cost of invested assets, offset by a decrease in the average investment yield. The portfolio’s average pre-tax investment yield was 4.69% at December 31, 2007.
Realized gains and other-than-temporary impairments
     We had net realized investment gains of $92.9 million in 2009, compared to $52.9 million in 2008. The net realized gains on investments in 2009 are primarily the result of the sale of fixed income securities. We are in the process of reducing the proportion of our investment portfolio in tax exempt municipal securities and increasing the proportion of corporate securities. We are shifting the portfolio to taxable securities because the tax benefits of holding tax exempt municipal securities are no longer available based on our current net loss position. Realized gains for 2008 included $62.8 million from the sale of our interest in Sherman, which was offset by realized losses on sales of investments of $9.9 million.
     Net impairment losses recognized in earnings were $40.9 million in 2009 compared to $65.4 million in 2008. The impairment losses in 2009 related to our fixed income investments,

including credit losses related to collateralized debt obligations, debt instruments issued by health facilities, and mortgage backed bonds. The impairment losses in 2008 related to fixed income investments including debt instruments issued by Fannie Mae, Freddie Mac, Lehman Brothers and AIG.
     Realized gains in 2007 included a $162.9 million gain from the sale of a portion our interest in Sherman, offset by realized losses on the sale of fixed income securities. There were no impairment losses in 2007.
Other revenue
     Other revenue for 2009 increased, when compared to 2008, due to gains of $27.2 million recognized from the repurchase of $121.6 million in par value of our September 2011 Senior Notes, somewhat offset by decreases in contract underwriting revenues.
     Other revenue for 2008 increased when compared to 2007. The increase in other revenue was primarily the result of other non-insurance operations.
Losses
     As discussed in “—Critical Accounting Policies”, and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due. Loss reserves are established based on our estimate of the number of loans in our default inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Historically, a substantial majority of borrowers have eventually cured their delinquent loans by making their overdue payments, but this percentage has decreased significantly in recent years.
     Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the economy, including unemployment, and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values, which expose us to greater losses on resale of properties obtained through the claim settlement process and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.
     In addition, our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates could materially affect our losses. See our risk factor titled “We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.” in Item 1A.
     Our estimates could also be positively affected by government efforts to assist current borrowers in refinancing to new loans, assisting delinquent borrowers and lenders in reducing their mortgage payments, and forestalling foreclosures. In addition, private company efforts may have a positive impact on our loss development. See discussion of HAMP program under “Overview — Loan Modification and Other Similar Programs.”
Losses incurred
     In 2009, net losses incurred were $3,379 million, of which $2,913 million related to current year loss development and $466 million related to unfavorable prior years’ loss development. In 2008, net losses incurred were $3,071 million, of which $2,684 million related to current year loss development and $387 million related to unfavorable prior years’ loss development. See Note 8 of our Notes to Consolidated Financial Statements in Item 8.
     Current year losses incurred increased in 2009 compared to 2008 primarily due to an increase in estimated claim rates and a smaller benefit from captive arrangements, offset by a decrease in estimated severity. The increase in claim rates experienced during 2009 was likely due to general economic conditions, including the unemployment rate, as well as further decreases in home values which can affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. The increase in 2009 claim rates was significantly offset by an increase in expected rescission levels. The smaller benefit from captive arrangements was due to captive terminations in late 2008 and 2009. The decrease in severity, compared to an increase in 2008, was primarily due to an increase in expected rescission levels. The average exposure on policies rescinded in 2009 was higher than the average exposure on claims paid. Current year losses incurred significantly increased in 2008 compared to 2007 primarily due to significant increases in the default inventory, offset by a smaller increase in estimated severity and a slight decrease in the estimated claim rate, when each are compared to the same period in 2007.
     The amount of losses incurred relating to prior year loss development represents actual claim payments that were higher or lower than what was estimated by us at the end of the prior year as well as a re-estimation of amounts to be ultimately paid on defaults remaining in our default inventory from the end of the prior year. This re-estimation is the result of our review of current trends in default inventory, such as defaults that have resulted in a claim, the amount of the claim, the change in relative level of defaults by geography and the change in average loan exposure. The $466 million addition to losses incurred relating to prior years in 2009 was primarily related to more defaults remaining in inventory at December 31, 2009 from a prior year. Historically, approximately 75% of our default inventory was resolved in one year, and therefore at any point in time, approximately 25% of the default inventory was greater than one year old. Of the 182,188 primary defaults in our December 31, 2008 inventory, 91,668 primary defaults, approximately 50%, remained in our default inventory one year later at December 31, 2009. These defaults have a higher estimated claim rate when compared to a year ago because our experience is that as a default ages it become more likely to result in a claim payment. The $387 million increase in losses incurred in 2008 related to prior years was also a result of more defaults remaining in inventory at December 31, 2008 from a year prior.

     Our loss estimates are established based upon historical experience. We continue to experience increases in delinquencies in certain markets with higher than average loan balances, such as Florida and California, however those increases were smaller in 2009 compared to 2008. In 2009 we experienced an increase in delinquencies in California of 4,701, or 7% of our total increase in delinquencies that year, compared to an increase of 8,035 in 2008, or 11% of our total increase in delinquencies that year. In 2009 we experienced an increase in delinquencies in Florida of 9,540, or 14% of our total increase in delinquencies that year, compared to an increase of 16,836 in 2008, or 22% of our total increase in delinquencies that year. The average claim paid on California loans in 2009 remained more than twice as high as the average claim paid for the remainder of the country.
     Before paying a claim, we can review the loan file to determine whether we are required, under the applicable insurance policy, to pay the claim or whether we are entitled to reduce the amount of the claim. For example, all of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligation to mitigate our loss by performing reasonable loss mitigation efforts or diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We also do not cover losses resulting from property damage that has not been repaired. We are currently reviewing the loan files for the majority of the claims submitted to us.
     In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Most of our rescissions involve material misrepresentations made, or fraud committed, in connection with the origination of a loan regarding information we received and relied upon when the loan was insured. Because we review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions were not a material portion of our claims resolved during a year. However, beginning in 2008 rescissions have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions, we can give no assurance that rescissions will continue to mitigate paid and incurred losses at the same level we have recently experienced. Rescissions mitigated our paid losses by approximately $1.2 billion in 2009, compared to $0.2 billion in 2008. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. In 2009, $256 million, of the $1.2 billion mitigated, would have been applied to a deductible had the policy not been rescinded.
     In addition, our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. Based upon the increase in rescission activity during 2008 and 2009, the effects rescissions have on our losses incurred have become material. While we do not incorporate an explicit rescission rate into our reserving methodology, we have estimated the effects rescissions have had on our incurred losses based upon recent rescission history, as shown in the table that follows labeled “Ever to Date Rescission Rates on Claims Received”. We estimate that rescissions mitigated our incurred losses by approximately $2.5 billion in 2009, compared to $0.4 billion in 2008; both of these figures include the benefit of claims not paid as well as the impact on our loss reserves. The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At December 31, 2009 the estimate of this liability totaled $88.3 million. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. At December 31, 2008 this liability was not material to our financial statements. Changes in the liability affect premiums written and earned.
     If the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. Countrywide and an affiliate (“Countrywide”) has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims. We have filed an arbitration case against Countrywide. During 2008 and 2009, rescissions of Countrywide’s flow loans mitigated our paid losses by approximately $100 million. In addition, we have a substantial pipeline of claims investigations involving loans related to Countrywide that we expect will eventually result in future rescissions. For more information about this lawsuit and arbitration case, see Note 15 to our consolidated financial statements in Item 8 and the risk factor titled, “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A. In addition, we continue to have discussions with other lenders regarding their objections to rescissions that in the aggregate are material and are involved in other arbitration proceedings with respect to an amount of rescissions that are not material.
     Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received two quarters or less before the end of our most recently completed quarter to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.
As of December 31, 2009
Ever-to-Date Rescission Rates on Claims Received
(based on count)

		ETD Claims
Quarter in Which the	ETD Rescission	Resolution
Claim was Received	Rate (1)	Percentage (2)
Q1 2008	12.6%	100.0%
Q2 2008	16.0%	100.0%
Q3 2008	21.3%	99.8%
Q4 2008	24.9%	99.2%
Q1 2009	28.0%	97.2%
Q2 2009	22.2%	89.1%

(1)	This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.

(2)	This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims rescinded.

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
     Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account. However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. In the event that the captives’ incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captives obligations, transfer the assets in the trust accounts to us, and retain all future premium payments. We intend to exercise this additional remedy when it is available to us. However, if the captive would challenge our right to do so, the matter would be determined by arbitration. The reinsurance recoverable on loss reserves related to captive agreements was approximately $297 million at December 31, 2009. The total fair value of the trust fund assets under these agreements at December 31, 2009 was approximately $547 million. During 2009, $119 million of trust fund assets were transferred to us. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and there was a corresponding decrease in our reinsurance recoverable on loss reserves, which is offset by a decrease in our net losses paid. During 2008, $265 million of trust fund assets were transferred to us as a result of captive terminations.
     In 2009 the captive arrangements reduced our losses incurred by approximately $234 million, compared to a $476 million captive reduction in 2008. We anticipate that the reduction in losses incurred will be lower in 2010, compared to 2009, as some of our captive arrangements were terminated in 2009.
     A rollforward of our primary insurance default inventory for the years ended December 31, 2009, 2008 and 2007 appears in the table below.

	2009	2008	2007
Default inventory at beginning of year	182,188	107,120	78,628
Plus: New Notices	259,876	263,603	195,407
Less: Cures	(149,251)	(161,069)	(145,198)
Less: Paids (including those charged to a deductible or captive)	(29,732)	(25,318)	(21,113)
Less: Rescissions and denials	(12,641)	(2,148)	(604)

Default inventory at end of year	250,440	182,188	107,120

     Information about the composition of the primary insurance default inventory at December 31, 2009, 2008 and 2007 appears in the table below. Within the tables below, reduced documentation loans only appear in the reduced documentation category and do not appear in any of the other categories.

	2009	2008	2007
Total loans delinquent (1)	250,440	182,188	107,120
Percentage of loans delinquent (default rate)	18.41%	12.37%	7.45%

Prime loans delinquent (2)	150,642	95,672	49,333
Percentage of prime loans delinquent (default rate)	13.29%	7.90%	4.33%

A-minus loans delinquent (2)	37,711	31,907	22,863
Percentage of A-minus loans delinquent (default rate)	40.66%	30.19%	19.20%

Subprime credit loans delinquent (2)	13,687	13,300	12,915
Percentage of subprime credit loans delinquent (default rate)	50.72%	43.30%	34.08%

Reduced documentation loans delinquent (3)	48,400	41,309	22,009
Percentage of reduced doc loans delinquent (default rate)	45.26%	32.88%	15.48%

(1)	At December 31, 2009, 2008 and 2007, 45,907, 45,482 and 39,704 loans in default, respectively, related to Wall Street bulk transactions and 16,389, 13,275 and 5,055 loans in default, respectively, were in our claims received inventory.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel. However, we classify all loans without complete documentation as "reduced documentation'' loans regardless of FICO score rather than as a prime, "A-minus'' or "subprime'' loan.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.
     The pool notice inventory increased from 33,884 at December 31, 2008 to 44,231 at December 31, 2009; the pool notice inventory was 25,224 at December 31, 2007.
     The average primary claim paid for 2009 was $52,627, compared to $52,239 for 2008. The average claim paid can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.
     The average claim paid for the top 5 states (based on 2009 paid claims) for the years ended December 31, 2009, 2008 and 2007 appears in the table below.

Average claim paid	2009	2008	2007
California	$105,552	$115,409	$96,196
Florida	66,059	69,061	56,846
Michigan	38,341	37,020	35,607
Arizona	61,929	67,058	58,211
Nevada	74,601	82,528	73,905
All other states	43,682	40,571	32,994

All states	$52,627	$52,239	$37,165
     The average loan size of our insurance in force at December 31, 2009, 2008 and 2007 appears in the table below.

Average loan size	2009	2008	2007
Total insurance in force	$155,960	$154,100	$147,308
Prime (FICO 620 & >)	154,480	151,240	141,690
A-Minus (FICO 575-619)	130,410	132,380	133,460
Subprime (FICO < 575)	118,440	121,230	124,530
Reduced doc (All FICOs)	203,340	208,020	209,990
     The average loan size of our insurance in force at December 31, 2009, 2008 and 2007 for the top 5 states (based on 2009 paid claims) appears in the table below.

Average loan size	2009	2008	2007
California	$288,650	$293,442	$291,578
Florida	178,262	180,261	178,063
Michigan	121,431	121,001	119,428
Arizona	188,614	190,339	185,518
Nevada	220,506	223,861	222,707
All other states	147,713	145,201	138,155
     Information about net paid claims during the years ended December 31, 2009, 2008 and 2007 appears in the table below.

Net paid claims ($ millions)	2009	2008	2007
Prime (FICO 620 & >)	$831	$547	$332
A-Minus (FICO 575-619)	231	250	161
Subprime (FICO < 575)	95	132	101
Reduced doc (All FICOs)	388	395	190
Other	104	48	45

Direct losses paid	1,649	1,372	829
Reinsurance	(41)	(19)	(12)

Net losses paid	1,608	1,353	817
LAE	60	48	53

Net losses and LAE paid before terminations	1,668	1,401	870
Reinsurance terminations	(119)	(265)	—

Net losses and LAE paid	$1,549	$1,136	$870

     Primary claims paid for the top 15 states (based on 2009 paid claims) and all other states for the years ended December 31, 2009, 2008 and 2007 appears in the table below.

Paid Claims by state ($ millions)	2009	2008	2007
California	$253	$316	$82
Florida	195	129	38
Michigan	111	99	98
Arizona	110	61	10
Nevada	75	45	12
Georgia	62	50	35
Illinois	59	52	35
Ohio	54	58	73
Minnesota	52	43	34
Texas	51	48	51
Virginia	48	32	13
Indiana	32	26	33
Massachusetts	27	29	24
Colorado	27	33	32
Missouri	26	22	17
All other states	363	281	197

	1,545	1,324	784
Other (Pool, LAE, Reinsurance)	4	(188)	86

	$1,549	$1,136	$870

     The default inventory in those same states at December 31, 2009, 2008 and 2007 appears in the table below.

Default inventory by state	2009	2008	2007
California	19,661	14,960	6,925
Florida	38,924	29,384	12,548
Michigan	12,759	9,853	7,304
Arizona	8,791	6,338	2,169
Nevada	5,803	3,916	1,337
Georgia	10,905	7,622	4,623
Illinois	13,722	9,130	5,435
Ohio	11,071	8,555	6,901
Minnesota	4,674	3,642	2,478
Texas	13,668	10,540	7,103
Virginia	4,464	3,360	1,761
Indiana	7,005	5,497	3,763
Massachusetts	3,661	2,634	1,596
Colorado	3,451	2,328	1,534
Missouri	4,195	3,263	2,149
All other states	87,686	61,166	39,494

	250,440	182,188	107,120

     The default inventory at December 31, 2009, 2008 and 2007 separated between our flow and bulk business appears in the table below.

Default inventory	2009	2008	2007
Flow	185,828	122,693	61,352
Bulk	64,612	59,495	45,768

	250,440	182,188	107,120

     The flow default inventory by policy year at December 31, 2009, 2008 and 2007 appears in the table below.

Flow Default inventory by Policy Year
Policy year:	2009	2008	2007
2003 and prior	28,242	24,042	21,886
2004	13,869	10,266	7,905
2005	21,354	15,462	9,909
2006	33,373	24,315	12,637
2007	73,304	43,211	9,015
2008	15,524	5,397	—
2009	162	—	—

	185,828	122,693	61,352

     Beginning in 2008, the rate at which claims are received and paid slowed for a combination of reasons, including foreclosure moratoriums, servicing delays, court delays, loan modifications and our claims investigations. Although these factors continue to affect our paid claims, we believe that paid claims in 2010 will exceed the $1.7 billion paid in 2009.
     As of December 31, 2009, 54% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. We are currently experiencing such performance as it relates to delinquencies from our older books.
Premium deficiency
     During 2009, the premium deficiency reserve on Wall Street bulk transactions declined by $261 million from $454 million, as of December 31, 2008, to $193 million as of December 31, 2009. The $193 million premium deficiency reserve as of December 31, 2009 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2009 was 3.6%. During 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $757 million from $1,211 million, as of December 31, 2007, to $454 million as of December 31, 2008. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2008 was 4.0%.
     The components of the premium deficiency reserve at December 31, 2009, 2008 and 2007 appear in the table below.

	December 31,
	2009	2008		2007
		($	millions)
Present value of expected future premium	$427		$712	$901

Present value of expected future paid losses and expenses	(2,157)		(3,063)	(3,561)

Net present value of future cash flows	(1,730)		(2,351)	(2,660)

Established loss reserves	1,537		1,897	1,449

Net deficiency	$(193)		$(454)	$(1,211)

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
     The decrease in the premium deficiency reserve for the years ended December 31, 2009 and 2008 was $261 million and $757 million, respectively, as shown in the charts below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for 2009 is primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums. The lower estimated ultimate losses and lower estimated ultimate premiums were primarily due to higher expected rates of rescissions. The change in assumption for 2008 primarily related to higher estimated ultimate losses.

	($ millions)
Premium Deficiency Reserve at December 31, 2008		$(454)

Paid claims and LAE	584
Increase (decrease) in loss reserves	(360)
Premium earned	(156)
Effects of present valuing on future premiums, losses and expenses	21

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		89

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses and expenses and discount rate (1)		172

Premium Deficiency Reserve at December 31, 2009		$(193)

(1)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

	($ millions)
Premium Deficiency Reserve at December 31, 2007		$(1,211)

Paid claims and LAE	770
Increase (decrease) in loss reserves	448
Premium earned	(234)
Effects of present valuing on future premiums, losses and expenses	(93)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		891

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses and expenses and discount rate (2)		(134)

Premium Deficiency Reserve at December 31, 2008		$(454)

(2)	A negative number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a deficiency of prior premium deficiency reserves.
     At the end of 2009, and the end of each quarter, we performed a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. That analysis concluded that, as of December 31, 2009, there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

     The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Similar to our loss reserve estimates, our estimates for premium deficiency reserves could be adversely affected by several factors, including a deterioration of regional or economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses. Assumptions used in calculating the deficiency reserves can also be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimates will affect future period earnings and could be material.
Underwriting and other expenses
     Underwriting and other expenses for 2009 decreased when compared to 2008. The decrease reflects our lower contract underwriting volume as well as reductions in headcount and a focus on expenses in difficult market conditions.
     Underwriting and other expenses for 2008 decreased when compared to 2007. The decrease reflects our lower volumes of new insurance written as well as a focus on expenses in difficult market conditions. Also, 2007 included $12.3 million in one-time expenses associated with a terminated merger.
Ratios
     The table below presents our loss, expense and combined ratios for our combined insurance operations for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Loss ratio	259.5%	220.4%	187.3%
Expense ratio	15.1%	14.2%	15.8%

Combined ratio	274.6%	234.6%	203.1%

     The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in 2009, compared to 2008, was due to an increase in losses incurred, as well a decrease in premium earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the expense ratio in 2009, compared to 2008, was due to a decrease in premiums written, which was partially offset by a decrease in underwriting and other expenses. The combined ratio is the sum of the loss ratio and the expense ratio.
     The increase in the loss ratio in 2008, compared to 2007, was due to an increase in losses incurred, partially offset by an increase in premiums earned. The decrease in the expense ratio in 2008, compared to 2007, was due to a decrease in underwriting and other expenses as well as an increase in premiums written.
Interest expense
     Interest expense for 2009 increased when compared to 2008. The increase was primarily due to an increase in interest on our convertible debentures (interest on these debentures accrues even if we defer the payment of interest). As discussed in Note 1 to our consolidated financial statements contained in Item 8, we adopted new guidance regarding accounting for convertible debt instruments, on a retrospective basis, and our interest expense now reflects our non-convertible debt borrowing rate on the convertible debentures of approximately 19%. This increase was partially offset by repaying the $200 million credit facility in the second quarter of 2009 as well as the repurchase, in 2009, of approximately $121.6 million of our Senior Notes due in September 2011.
     Interest expense for 2008 increased compared to 2007. The increase primarily reflected the issuance of the $390 million of convertible debentures in March and April of 2008.
Income taxes
     The effective tax rate benefit on our pre-tax loss was (25.1%) in 2009, compared to (42.0%) in 2008. During those periods, the rate reflected the benefits recognized from tax-preferenced investments. Our tax-preferenced investments that impact the effective tax rate consist almost entirely of tax-exempt bonds. The difference in the rate was primarily the result of the establishment of a valuation allowance, which reduced the amount of tax benefits recognized during 2009. The effective tax rate benefit on our pre-tax loss was (37.3%) in 2007.
     We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we established a valuation allowance during 2009.
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
     In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $431.5 million. Therefore, the remaining contingency reserves were released and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. The valuation allowance, established during 2009, reduced our benefit from income taxes by $238.5 million. During 2009, our deferred tax asset valuation allowance was reduced by the deferred tax liability related to $159.5 million of unrealized gains on investments that were recorded to equity. In the event of future operating losses, it is likely that a tax provision (benefit) will be recorded as an offset to any taxes recorded to equity for changes in unrealized gains or other items in other comprehensive income.
     Recently enacted legislation expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million has been recorded in the Consolidated Statement of Operations in 2009 for the carryback of current year losses. Since the carryback period includes years where we have not reached final agreements on the amount of taxes due with the IRS, the receipt of any taxes recoverable may be delayed and subject to any final settlement.
     Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $856 million of net operating loss carryforwards on a regular tax basis and $130 million of net operating loss carryforwards for computing the alternative minimum tax as of December 31, 2009. Any unutilized carryforwards are scheduled to expire at the end of tax year 2029.
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
C-BASS
     Beginning in February 2007 and continuing through approximately the end of March 2007, the subprime mortgage market experienced significant turmoil. After a period of relative stability that persisted during April, May and through approximately late June, market dislocations recurred and then accelerated to unprecedented levels beginning in approximately mid-July 2007. As described in Note 10 of our Notes to Consolidated Financial Statements in Item 8, in the third quarter of 2007, we concluded that our total equity interest in C-BASS was impaired. In addition, during the fourth quarter of 2007 due to additional losses incurred by C-BASS, we reduced the carrying value of our $50 million note from C-BASS to zero under equity method accounting.

Sherman
     Our interest in Sherman sold in the third quarter of 2008 represented approximately 24.25% of Sherman’s equity. The sale price was paid $124.5 million in cash and by delivery of Sherman’s unsecured promissory note in the principal amount of $85 million (the “Note”). The scheduled maturity of the Note is February 13, 2011 and it bears interest, payable monthly, at the annual rate equal to three-month LIBOR plus 500 basis points. The Note is issued under a Credit Agreement, dated August 13, 2008, between Sherman and MGIC. For additional information regarding the sale of our interest please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008. We recorded a $62.8 million pre-tax gain on this sale, which is reflected in our results of operations for the year ended December 31, 2008 as a realized gain.
     A summary Sherman income statement for the periods indicated appears below. Prior to the sale of our interest, we did not consolidate Sherman with us for financial reporting purposes, and we did not control Sherman. Sherman’s internal controls over its financial reporting were not part of our internal controls over our financial reporting. However, our internal controls over our financial reporting included processes to assess the effectiveness of our financial reporting as it pertains to Sherman. We believe those processes were effective in the context of our overall internal controls.
Sherman Summary Income Statement:

	Year Ended December 31,
	2008*	2007
	(unaudited)	(audited)
	(In millions of dollars)
Revenues from receivable portfolios	$660.3	$994.3
Portfolio amortization	264.8	488.1

Revenues, net of amortization	395.5	506.2

Credit card interest income and fees	475.6	692.9
Other revenue	35.3	60.8

Total revenues	906.4	1,259.9

Total expenses	740.1	991.5

Income before tax	$166.3	$268.4

Company’s income from Sherman	$35.6	$81.6

*	The year ended December 31, 2008 only reflects Sherman’s results and our income from Sherman through July 31, 2008 as a result of the sale of our remaining interest in August 2008.
     The “Company’s income from Sherman” line item in the table above includes $3.6 million and $15.6 million of additional amortization expense in 2008 and 2007, respectively, above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value.
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
Financial Condition
     At December 31, 2009, based on fair value, approximately 94% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. The composition of ratings at December 31, 2009 and 2008 are shown in the table below. While the percentage of our investment portfolio rated ‘A’ or better has not changed materially since December 31, 2008, the percentage of our investment portfolio rated ‘AAA’ has declined and the percentage rated ‘AA’ and ‘A’ has increased. Contributing to the changes in ratings is an increase in corporate bond investments (we expect such increases to continue and to lead to the percentage of the investment portfolio rated ‘AAA’ to decline), and downgrades of municipal investments. The municipal downgrades can be attributed to downgrades of the financial guaranty insurers and downgrades to the underlying credit.
Investment Portfolio Ratings

	At	At
	December 31, 2009	December 31, 2008
AAA	47%	58%
AA	30%	24%
A	17%	13%

A or better	94%	95%

BBB and below	6%	5%

Total	100%	100%

     Approximately 21% of our investment portfolio is guaranteed by the financial guaranty industry. We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. A breakdown of the portion of our investment portfolio covered by the financial guaranty industry by credit rating, including the rating without the guarantee is shown below. The ratings are provided by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

December 31, 2009

	Guarantor Rating
Underlying Rating	AA	AA-	Baa1	CC	R	NR	All
		($ millions)
AAA	$2	$—	$—	$19	$—	$—	$21
AA	192	12	360	180	2	—	746
A	105	28	341	185	15	—	674
BBB	9	—	34	29	—	15	87
BB	—	—	6	—	—	—	6

	$308	$40	$741	$413	$17	$15	$1,534
     At December 31, 2009, based on fair value, $9 million of fixed income securities are relying on financial guaranty insurance to elevate their rating to ‘A’ and above. Any future downgrades of these financial guarantor ratings would leave the percentage of fixed income securities ‘A’ and above effectively unchanged.
     We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At December 31, 2009, the modified duration of our fixed income investment portfolio was 3.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.
     We held approximately $490 million in auction rate securities (“ARS”) backed by student loans at December 31, 2009. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed. In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. At December 31, 2009, our entire ARS portfolio, consisting of 47 investments, was subject to failed auctions; however, we received calls at par for $26.4 million in ARS from the period when the auctions began to fail through the end of 2009. To date, we have collected all interest due on our ARS and expect to continue to do so in the future.
     The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately 97% guaranteed by the United States Department of Education. At December 31, 2009, approximately 90% of our ARS portfolio was AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings. See additional discussion of auction rate securities backed by student loans in Notes 4 and 5 to our consolidated financial statements contained in Item 8.
     At December 31, 2009, our total assets included $1.2 billion of cash and cash equivalents as shown on our consolidated balance sheet. In addition, included in “Other assets” is $78.1 million of principal and interest receivable related to the sale of our remaining interest in Sherman.
     At December 31, 2009, we had $78.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, with a combined fair value of $293.2 million, outstanding. At December 31, 2009, we also had $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at December 31, 2009 are reflected as a liability on our consolidated balance sheet at the current amortized value of $291.8 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $254.3 million at December 31, 2009. At December 31, 2009 we also had $35.8 million of deferred interest outstanding on the convertible debentures which is included in other liabilities on the consolidated balance sheet.
     The Internal Revenue Service (“IRS”) has completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and has issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process is ongoing and may last for an extended period of time, although it is possible that a final resolution may be reached during 2010. The assessment for unpaid taxes related to the REMIC issue for these years is $197.1 million in taxes and accuracy-related penalties, plus applicable interest. Other adjustments during taxable years 2000 through 2007 are not material, and have been agreed to with the IRS. On July 2, 2007, we made a payment of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. Although the resolution of this issue is uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolution of this matter differs materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
     The total amount of unrecognized tax benefits as of December 31, 2009 is $91.1 million. All of the unrecognized tax benefits would affect our effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $22.6 million for the payment of interest as of December 31, 2009. The establishment of this liability required estimates of potential outcomes of various issues and required significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.
     Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2009, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $57.8 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through December 31, 2009, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans on which we also provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. In the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which may continue. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.
Liquidity and Capital Resources
Overview
     Our sources of funds consist primarily of:
•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	net premiums that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from captives (which is discussed in “Results of Consolidated Operations — Risk-Sharing Arrangements” and “Results of Consolidated Operations — Losses — Losses Incurred” above).
     Our obligations at December 31, 2009 consist primarily of:
•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$78.4 million of 5.625% Senior Notes due in September 2011,

•	$300 million of 5.375% Senior Notes due in November 2015,

•	$389.5 million of convertible debentures due in 2063,

•	interest on the foregoing debt instruments, including $35.8 million of deferred interest on our convertible debentures and

•	the other costs and operating expenses of our business.
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
     During the first quarter of 2009, we redeemed in exchange for cash from the US Treasury approximately $432 million of tax and loss bonds. We no longer hold any tax and loss bonds. Tax and loss bonds that we purchased were not assets on our balance sheet but were recorded as payments of current federal taxes. For further information about tax and loss bonds, see Note 12, “Income taxes,” to our consolidated financial statements in Item 8.
     We anticipate that any taxes recovered due to the change in the net operating loss carryback period, as discussed under “Income Taxes” above, will primarily be credited to our operating subsidiaries.
Debt at Our Holding Company and Holding Company Capital Resources
     For information about debt at our holding company, see Notes 6 and 7 to our consolidated financial statements contained in Item 8.
     The senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which historically has been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During 2008, MGIC paid dividends of $45 million to our holding company, which increased its cash resources. In 2009, MGIC did not pay any dividends to our holding company which had this effect. In 2008, other dividends that were immediately contributed to other insurance company subsidiaries were also paid by MGIC to our holding company. In 2010 and 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI. In addition, under the terms of the Fannie Mae Agreement and Freddie Mac Notification, discussed under “Overview”, MGIC may not pay dividends to our holding company without the GSE’s consent; however each GSE has consented to dividends of not more than $100 million in the aggregate to purchase existing debt obligations of our holding company or to pay such obligations at maturity.
     As of December 31, 2009, we had a total of approximately $84 million in short-term investments at our holding company. These investments are virtually all of our holding company’s liquid assets. As of December 31, 2009, our holding company’s obligations included $78.4 million of debt which is scheduled to mature before the end of 2011 and must be serviced pending scheduled maturity and $300 million of Senior Notes due in November 2015. On an annual basis, as of December 31, 2009 our use of funds at the holding company for interest payments on our Senior Notes approximated $21 million. See Note 7 to our consolidated financial statements contained in Item 8 for a discussion of our election to defer payment of interest on our junior convertible debentures. The annual interest payments on these debentures approximate $35 million, excluding interest on the interest payments that have been deferred.
     In 2009, we repurchased for cash approximately $121.6 million in par value of our 5.625% Senior Notes due in September 2011. We recognized a gain on the repurchases of approximately $27.2 million, which is included in other revenue on our consolidated statement of operations for the year ended December 31, 2009. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.
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
     Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	December 31,	December 31,
	2009	2008
	($ in millions)
Risk in force — net (1)	$41,136	$54,496

Statutory policyholders’ surplus	$1,443	$1,613
Statutory contingency reserve	417	2,086

Statutory policyholders’ position	$1,860	$3,699

Risk-to-capital:	22.1:1	14.7:1

(1)	Risk in force — net, as shown in the table above, for December 31, 2009 is net of reinsurance and exposure on policies currently in default ($13.3 billion) and for which loss reserves have been established. Risk in force – net for December 31, 2008 is net of reinsurance and established loss reserves.
MGIC’s separate company risk-to-capital calculation appears in the table below.

	December 31,	December 31,
	2009	2008
	($ in millions)
Risk in force — net (1)	$35,663	$46,378

Statutory policyholders’ surplus	$1,429	$1,529
Statutory contingency reserve	406	2,060

Statutory policyholders’ position	$1,835	$3,589

Risk-to-capital:	19.4:1	12.9:1

(1)	Risk in force – net, as shown in the table above, for December 31, 2009 is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established. Risk in force – net for December 31, 2008 is net of reinsurance and established loss reserves.
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
     Statutory policyholders’ position decreased in 2009, primarily due to losses incurred. If our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will continue to increase.
     For additional information regarding regulatory capital see “Overview-Capital” above as well as our Risk Factor titled “While our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received Wisconsin OCI and GSE approval, we cannot guarantee that its implementation will allow us to continue to write new insurance on an uninterrupted basis throughout the United States in the future.”
Financial Strength Ratings
     The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba3 by Moody’s Investors Service with a negative outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is B+ and the outlook for this rating is negative. In January 2010, at our request, Fitch withdrew its financial strength ratings of MGIC.
     For further information about the importance of MGIC’s ratings, see our Risk Factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”.

Contractual Obligations
     At December 31, 2009, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

		Payments due by period
		Less than			More than
Contractual Obligations ($ millions):	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,797	$56	$183	$102	$2,456
Operating lease obligations	11	5	5	1	—
Purchase obligations	1	1	—	—	—
Pension, SERP and other post-retirement benefit plans	154	9	22	29	94
Other long-term liabilities	6,705	2,413	3,353	939	—

Total	$9,668	$2,484	$3,563	$1,071	$2,550

     Our long-term debt obligations at December 31, 2009 include our approximately $78.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Notes 6 and 7 to our consolidated financial statements contained in Item 8 and under “Liquidity and Capital Resources” above. Interest on our convertible debentures that would have been payable on the scheduled interest payment dates, but which we elected to defer for 10 years as discussed in Note 7 to our consolidated financial statements, is included in the “More than 5 years” column in the table above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 14 to our consolidated financial statements contained in Item 8. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 11 to our consolidated financial statements contained in Item 8 for discussion of expected benefit payments under our benefit plans.
     Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate. As discussed under “—Losses incurred” above, due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, loan modifications, claims investigations and claim rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 8 to our consolidated financial statements contained in Item 8 and “-Critical Accounting Policies”. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.
     The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. We cannot make a reasonably reliable estimate of the timing of payment for the liability for unrecognized tax benefits, net of payments on account, of $22.9 million. See Note 12 to our consolidated financial statements contained in Item 8 for additional discussion on unrecognized tax benefits and open IRS examinations.
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
     The incurred but not reported, or IBNR, reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rates and claims amounts for the estimated number of defaults not reported. As of December 31, 2009 and 2008, we had IBNR reserves of $472 million and $480 million, respectively.
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
     The claims rate and claim amounts are likely to be affected by external events, including actual economic conditions such as changes in unemployment rate, interest rate or housing value. Our estimation process does not include a correlation between claims rate and claims amounts to projected economic conditions such as changes in unemployment rate, interest rate or housing value. Our experience is that analysis of that nature would not produce reliable results. The results would not be reliable as the change in one economic condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. Additionally, the changes and interaction of these economic conditions are not likely homogeneous throughout the regions in which we conduct business. Each economic environment influences our ultimate paid losses differently, even if apparently similar in nature. Furthermore, changes in economic conditions may not necessarily be reflected in our loss development in the quarter or year in which the changes occur. Typically, actual claim results often lag changes in economic conditions by at least nine to twelve months.
     In considering the potential sensitivity of the factors underlying our best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations. For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor would change the reserve amount by approximately $282 million as of December 31, 2009. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Losses incurred	Reserve at
	related to	end of
	prior years (1)	prior year
2009	$(466,765)	$4,775,552
2008	(387,104)	2,642,479
2007	(518,950)	1,125,715
2006	90,079	1,124,454
2005	126,167	1,185,594

(1)	A positive number for a prior year indicates a redundancy of loss reserves, and a negative number for a prior year indicates a deficiency of loss reserves.
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
     In addition, our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses. Based upon the increase in rescission activity during 2008 and 2009, the effects rescissions have on our losses incurred have become material. While we do not incorporate an explicit rescission rate into our reserving methodology, we have estimated the effects rescissions have had on our incurred losses based upon recent rescission history. We estimate that rescissions mitigated our incurred losses by approximately $2.5 billion in 2009, compared to $0.4 million in 2008; both of these figures include the benefit of claims not paid as well as the impact on our loss reserves.
     If the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims. We have filed an arbitration case against Countrywide regarding rescissions. For more information about this lawsuit and arbitration case, see Note 15 to our consolidated financial statements in Item 8 and the risk factor titled, “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A. In addition, we continue to have discussions with other lenders regarding their objections to rescissions that in the aggregate are material and are involved in arbitration proceedings with respect to an amount of rescissions that are not material.
     Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received two quarters or less before the end of our most recently completed quarter to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.
As of December 31, 2009
Ever-to-Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)
Q1 2008	12.6%	100.0%
Q2 2008	16.0%	100.0%
Q3 2008	21.3%	99.8%
Q4 2008	24.9%	99.2%
Q1 2009	28.0%	97.2%
Q2 2009	22.2%	89.1%

(1)	This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.

(2)	This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims rescinded.

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
     One such program is the Home Affordable Modification Program (“HAMP”), which was announced by the US Treasury in early 2009. Some of HAMP’s eligibility criteria require current information about borrowers, such as his or her current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We are aware of approximately 29,700 loans in our delinquent inventory at December 31, 2009 for which the HAMP trial period has begun and approximately 2,400 delinquent loans have cured their delinquency after entering HAMP. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP.
     In addition, private company efforts may have a positive impact on our loss development. All of the programs, including HAMP, are in their early stages and therefore we are unsure of their magnitude or the benefit to us or our industry, and as a result are not factored into our current reserving.
     Loss reserves in the most recent years contain a greater degree of uncertainty, even though the estimates are based on the best available data.
Premium deficiency reserve
     After our reserves are established, we perform premium deficiency calculations using best estimate assumptions as of the testing date. The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings.
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
     As is the case with our loss reserves, as discussed above, the severity of claims and claim rates, as well as persistency for the premium deficiency calculation, are likely to be affected by external events, including actual economic conditions, as well as future rescission activity. However, our estimation process does not include a correlation between these economic conditions and our assumptions because it is our experience that an analysis of that nature would not produce reliable results. In considering the potential sensitivity of the factors underlying management’s best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on the premium deficiency reserve and, correspondingly, on our results of operations. For example, a $1,000 change in the average severity combined with a 1% change in the average claim rate could change the Wall Street bulk premium deficiency reserve amount by approximately $97 million. Additionally, a 5% change in the persistency of the underlying loans could change the Wall Street bulk premium deficiency reserve amount by approximately $13 million. We do not anticipate changes in the discount rate will be significant enough as to result in material changes in the calculation.
Revenue recognition
     When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy term. We have no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender and will have no effect on earned premium. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs discussed below. When a policy is rescinded, all previously collected premium is returned to the lender. The liability associated with our estimate of premium to be returned on expected future rescissions is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in this liability effect premiums written and earned.
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
     Because our insurance premiums are earned over time, changes in persistency result in deferred insurance policy acquisition costs being amortized against revenue over a comparable period of time. At December 31, 2009, the persistency rate of our primary mortgage insurance was 84.7%, compared to 84.4% at December 31, 2008. This change did not significantly affect the amortization of deferred insurance policy acquisition costs for the period ended December 31, 2009. A 10% change in persistency would not have a material effect on the amortization of deferred insurance policy acquisition costs in the subsequent year.
     If a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.
Fair Value Measurements
     We adopted fair value accounting guidance that became effective January 1, 2008. This guidance addresses aspects of the expanding application of fair-value accounting. The guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements and provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition. For the years ended December 31, 2009 and 2008, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.
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
     Assets and liabilities classified as Level 3 are as follows:
     • Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 4. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2009 and 2008. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions.
•	Nominal credit risk as securities are ultimately guaranteed by the United States Department of Education;

•	Liquidity by December 31, 2011 through December 31, 2014;

•	Continued receipt of contractual interest; and

•	Discount rates ranging from 2.23% to 3.23%, which include a spread for liquidity risk.

     A 1.00% change in the discount rate would change the value of our ARS by approximately $13.7 million. A two year change to the years to liquidity assumption would change the value of our ARS by approximately $18.5 million.
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

     Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During 2009 we recognized OTTI in earnings of $40.9 million and an additional $1.8 million of OTTI in other comprehensive income. During 2008 we recognized OTTI in earnings of approximately $65.4 million. There were no OTTI impairment charges on our investment portfolio during 2007.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     At December 31, 2009, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2009, the modified duration of our fixed income investment portfolio was 3.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.7% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 8. Financial Statements and Supplementary Data.
     The following consolidated financial statements are filed pursuant to this Item 8:

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
(Audited)

		As adjusted
		(note 2)
	2009	2008	2007
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$1,346,191	$1,661,544	$1,513,395
Assumed	3,947	12,221	3,288
Ceded (note 9)	(107,111)	(207,718)	(170,889)

Net premiums written	1,243,027	1,466,047	1,345,794
Decrease (increase) in unearned premiums	59,314	(72,867)	(83,404)

Net premiums earned (note 9)	1,302,341	1,393,180	1,262,390

Investment income, net of expenses (note 4)	304,678	308,517	259,828
Realized investment gains, net (note 4)	92,874	52,889	142,195

Total other-than-temporary impairment losses	(42,704)	(65,375)	—
Portion of losses recognized in other comprehensive income (loss), before taxes (note 2)	1,764	—	—

Net impairment losses recognized in earnings	(40,940)	(65,375)	—

Other revenue	49,573	32,315	28,793

Total revenues	1,708,526	1,721,526	1,693,206

Losses and expenses:
Losses incurred, net (notes 8 and 9)	3,379,444	3,071,501	2,365,423
Change in premium deficiency reserves (note 8)	(261,150)	(756,505)	1,210,841
Underwriting and other expenses	239,612	271,314	309,610
Reinsurance fee (note 9)	26,407	1,781	—
Interest expense (notes 6 and 7)	89,266	81,074	41,986

Total losses and expenses	3,473,579	2,669,165	3,927,860

Loss before tax and joint ventures	(1,765,053)	(947,639)	(2,234,654)
Benefit from income taxes (note 12)	(442,776)	(397,798)	(833,977)
Income (loss) from joint ventures, net of tax (note 10)	—	24,486	(269,341)

Net loss	$(1,322,277)	$(525,355)	$(1,670,018)

Loss per share (note 13):
Basic	$(10.65)	$(4.61)	$(20.54)

Diluted	$(10.65)	$(4.61)	$(20.54)

Weighted average common shares outstanding
- basic (shares in thousands, note 2)	124,209	113,962	81,294

Weighted average common shares outstanding
- diluted (shares in thousands, note 2)	124,209	113,962	81,294

Dividends per share	$—	$0.075	$0.775

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Audited)

		As adjusted
		(note 2)
	2009	2008
	(In thousands of dollars)
ASSETS
Investment portfolio (note 4):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2009-$7,091,840; 2008-$7,120,690)	$7,251,574	$7,042,903
Equity securities (cost, 2009-$2,892; 2008-$2,778)	2,891	2,633

Total investment portfolio	7,254,465	7,045,536

Cash and cash equivalents	1,185,739	1,097,334
Accrued investment income	79,828	90,856
Reinsurance recoverable on loss reserves (note 9)	332,227	232,988
Prepaid reinsurance premiums (note 9)	3,554	4,416
Premiums receivable	90,139	97,601
Home office and equipment, net	29,556	32,255
Deferred insurance policy acquisition costs	9,022	11,504
Income taxes recoverable (note 12)	275,187	370,473
Other assets	144,702	163,771

Total assets	$9,404,419	$9,146,734

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Loss reserves (notes 8 and 9)	$6,704,990	$4,775,552
Premium deficiency reserves (note 8)	193,186	454,336
Unearned premiums (note 9)	280,738	336,098
Short- and long-term debt (note 6)	377,098	698,446
Convertible debentures (note 7)	291,785	272,465
Other liabilities	254,041	175,604

Total liabilities	8,101,838	6,712,501

Contingencies (note 15)

Shareholders’ equity (note 13):
Common stock, $1 par value, shares authorized 460,000,000; shares issued 2009 - 130,163,060; 2008 - 130,118,744; outstanding 2009 - 125,101,057; 2008 - 125,068,350	130,163	130,119
Paid-in capital	443,294	440,542
Treasury stock (shares at cost 2009 - 5,062,003; 2008 - 5,050,394)	(269,738)	(276,873)
Accumulated other comprehensive income (loss), net of tax (note 2)	74,155	(106,789)
Retained earnings	924,707	2,247,234

Total shareholders’ equity	1,302,581	2,434,233

Total liabilities and shareholders’ equity	$9,404,419	$9,146,734

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007, 2008 and 2009
(Audited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (loss) (note 2)	earnings	loss
			(In thousands of dollars)
Balance, December 31, 2006	$123,029	$310,394	$(2,201,966)	$65,789	$5,998,631

Net loss	—	—	—	—	(1,670,018)	$(1,670,018)
Change in unrealized investment gains and losses, net	—	—	—	(17,767)	—	(17,767)
Dividends declared	—	—	—	—	(63,819)
Common stock shares issued	38	2,205	—	—	—
Repurchase of outstanding common shares	—	—	(75,659)	—	—
Reissuance of treasury stock	—	(14,187)	11,261	—	—
Equity compensation	—	18,237	—	—	—
Defined benefit plan adjustments, net	—	—	—	14,561	—	14,561
Change in the liability for unrecognized tax benefits	—	—	—	—	85,522
Unrealized foreign currency translation adjustment				8,456		8,456
Other	—	—	—	(364)	—	(364)

Comprehensive loss	—	—	—	—	—	$(1,665,132)

Balance, December 31, 2007	$123,067	$316,649	$(2,266,364)	$70,675	$4,350,316
Net loss					(518,914)	(518,914)
Change in unrealized investment gains and losses, net	—	—	—	(116,939)	—	(116,939)
Dividends declared (note 13)	—	—	—	—	(8,159)
Common stock shares issued (note 13)	7,052	68,706	—	—	—
Reissuance of treasury stock	—	(41,686)	1,989,491	—	(1,569,567)
Equity compensation	—	20,562	—	—	—
Defined benefit plan adjustments, net	—	—	—	(44,649)	—	(44,649)
Unrealized foreign currency translation adjustment	—	—	—	(16,354)	—	(16,354)
Other	—	2,836	—	478	—	478

Comprehensive loss	—	—	—	—	—	$(696,378)

Balance, December 31, 2008 (as originally reported)	$130,119	$367,067	$(276,873)	$(106,789)	$2,253,676
Cumulative effect of accounting change (convertible debt)	—	73,475	—	—	(6,442)

Balance, December 31, 2008 (as adjusted)	$130,119	$440,542	$(276,873)	$(106,789)	$2,247,234

Net loss					(1,322,277)	(1,322,277)
Change in unrealized investment gains and losses, net (note 4)	—	—	—	154,358	—	154,358
Noncredit component of impairment losses, net (note 4)	—	—	—	(1,764)	—	(1,764)
Common stock shares issued upon debt conversion (note 7)	44	263	—	—	—
Reissuance of treasury stock (13)	—	(11,613)	7,135	—	(545)
Equity compensation (note 13)	—	14,102	—	—	—
Defined benefit plan adjustments, net (note 11)	—	—	—	10,704	—	10,704
Unrealized foreign currency translation adjustment	—	—	—	17,646	—	17,646
Other	—	—	—	—	295	—

Comprehensive loss	—	—	—	—	—	$(1,141,333)

Balance, December 31, 2009	$130,163	$443,294	$(269,738)	$74,155	$924,707

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(Audited)

	2009	2008	2007
	(In thousands of dollars)
Cash flows from operating activities:
Net loss	$(1,322,277)	$(525,355)	$(1,670,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	8,204	10,024	12,922
Capitalized deferred insurance policy acquisition costs	(5,722)	(10,360)	(11,321)
Depreciation and other amortization	60,349	33,688	24,695
Decrease (increase) in accrued investment income	11,028	(18,027)	(8,183)
Increase in reinsurance recoverable on loss reserves	(99,239)	(197,744)	(21,827)
Decrease in prepaid reinsurance premiums	862	4,299	905
Decrease (increase) in premium receivable	7,462	9,732	(19,262)
Decrease (increase) in real estate acquired	29,028	112,340	(25,992)
Increase in loss reserves	1,929,438	2,133,073	1,516,764
(Decrease) increase in premium deficiency reserve	(261,150)	(756,505)	1,210,841
(Decrease) increase in unearned premiums	(55,360)	63,865	82,572
Deferred tax provision (benefit)	176,279	411,683	(515,291)
(Increase) decrease in income taxes recoverable (current)	(179,006)	140,460	(302,099)
Equity (earnings) losses from joint ventures	—	(33,794)	424,346
Distributions from joint ventures	—	22,195	51,512
Realized investment gains, excluding other-than-temporary impairments	(92,874)	(52,889)	(142,195)
Net investment impairment losses	40,940	65,375	—
Other	81,992	(47,152)	23,602

Net cash provided by operating activities	329,954	1,364,908	631,971

Cash flows from investing activities:
Purchase of equity securities	(1,387)	(89)	(95)
Purchase of fixed maturities	(4,147,412)	(3,592,600)	(2,721,294)
Additional investment in joint ventures	—	(546)	(3,903)
Proceeds from sale of investment in joint ventures	—	150,316	240,800
Proceeds from sale of equity securities	1,273	—	—
Note receivable from joint ventures	—	—	(50,000)
Proceeds from sale of fixed maturities	3,663,239	1,724,780	1,690,557
Proceeds from maturity of fixed maturities	554,980	413,328	331,427
Net (decrease) increase in payable for securities	(17,890)	19,547	(1,262)

Net cash provided by (used in) investing activities	52,803	(1,285,264)	(513,770)

Cash flows from financing activities:
Dividends paid to shareholders	—	(8,159)	(63,819)
(Repayment of) proceeds from note payable	(200,000)	(100,000)	300,000
Repayment of long-term debt	(94,352)	—	(200,000)
Repayment of short-term debt	—	—	(87,110)
Net proceeds from convertible debentures	—	377,199	—
Proceeds from reissuance of treasury stock	—	383,959	1,484
Payments for repurchase of common stock	—	—	(75,659)
Common stock shares issued	—	75,758	2,098

Net cash (used in) provided by financing activities	(294,352)	728,757	(123,006)

Net increase (decrease) in cash and cash equivalents	88,405	808,401	(4,805)
Cash and cash equivalents at beginning of year	1,097,334	288,933	293,738

Cash and cash equivalents at end of year	$1,185,739	$1,097,334	$288,933

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007
1.	Nature of business
MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation (“MGIC”) and several other subsidiaries, is principally engaged in the mortgage insurance business. We provide mortgage insurance to lenders throughout the United States and to government sponsored entities (“GSEs”) to protect against loss from defaults on low down payment residential mortgage loans. In 2007, we began providing mortgage insurance to lenders in Australia. In view of our need to dedicate capital to our domestic mortgage insurance operations, we have reduced our Australian headcount and are no longer writing new business in Australia. Our Australian operations are included in our consolidated financial statements; however they are not material to our consolidated results. Through certain other non-insurance subsidiaries, we also provide various services for the mortgage finance industry, such as contract underwriting and portfolio analysis and retention. Our principal product is primary mortgage insurance. Primary mortgage insurance may be written through the flow market channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk market channel, in which portfolios of loans are individually insured in single, bulk transactions. Prior to 2008, we wrote significant volume through the bulk channel, substantially all of which was Wall Street bulk business, which we discontinued writing in 2007. We did not write any business through the bulk channel during 2009. Prior to 2009, we also wrote pool mortgage insurance. We wrote an insignificant amount of pool business during 2009.
At December 31, 2009, our direct domestic primary insurance in force (representing the principal balance in our records of all mortgage loans that we insure) and direct domestic primary risk in force (representing the insurance in force multiplied by the insurance coverage percentage) was approximately $212.2 billion and $54.3 billion, respectively. Our direct pool risk in force at December 31, 2009 was approximately $1.7 billion. Our risk in force in Australia at December 31, 2009 was approximately $1.1 billion which represents the risk associated with 100% coverage on the insurance in force. However the mortgage insurance we provided in Australia only covers the unpaid loan balance after the sale of the underlying property.
We have considered subsequent events through the date of this filing.
Capital
At December 31, 2009, MGIC’s policyholders position exceeded the required regulatory minimum by approximately $213 million, and we exceeded the required minimum by approximately $300 million on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At December 31, 2009 MGIC’s risk-to-capital was 19.4:1 and was 22.1:1 on a combined statutory basis.
For some time, we have been working to implement a plan to write new mortgage insurance in MGIC Indemnity Corporation ("MIC"), a wholly owned subsidiary of MGIC, which is driven by our belief that in the future MGIC will not meet minimum regulatory capital requirements to write new business and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which they are present. Absent the waiver granted by the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) referred to below, a failure to meet Wisconsin’s minimum capital requirements would have prevented MGIC from writing new business anywhere. Also, absent a waiver in a particular jurisdiction, failure of MGIC to meet minimum capital requirements of that jurisdiction would prevent MGIC from writing business there. In addition to Wisconsin, these minimum capital requirements are present in 16 jurisdictions while the remaining jurisdictions in which MGIC does business do not have specific capital requirements applicable to mortgage insurers. Before MIC can begin writing new business, it must obtain or update licenses in the jurisdictions where it will transact business.
In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in those 16 other jurisdictions in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements applicable to mortgage insurers and if MGIC fails to obtain relief from those requirements or a specified waiver of them.
On February 11, 2010, Freddie Mac notified (the “Freddie Mac Notification”) MGIC that we may utilize MIC to write new business in states in which MGIC does not meet minimum regulatory capital requirements to write new business and does not obtain appropriate waivers of those requirements. This conditional approval to use MIC as a “Limited Insurer” will expire December 31, 2012 and includes terms substantially similar to those in the Fannie Mae Agreement.

In December 2009, the OCI issued an order waiving, until December 31, 2011, the requirement that MGIC maintain a specific level of minimum policyholders position to write new business. The waiver may be modified, terminated or extended by the OCI in its sole discretion. In December 2009, the OCI also approved a transaction under which MIC will be eligible to write new mortgage guaranty insurance policies only in jurisdictions where MGIC does not meet minimum capital requirements similar to those waived by the OCI and does not obtain a waiver of those requirements from that jurisdiction’s regulatory authority. MGIC has applied for waivers in all jurisdictions that have the regulatory capital requirements. MGIC has received similar waivers from some of these states. These waivers expire at various times, with the earliest expiration being December 31, 2010. Some jurisdictions have denied the request because a waiver is not authorized under the jurisdictions’ statutes or regulations and others may deny the request on other grounds. There can be no assurances that MIC will receive the necessary approvals from any or all of the jurisdictions in which MGIC would be prohibited from continuing to write new business due to MGIC’s failure to meet applicable regulatory capital requirements or obtain waivers of those requirements.
Under the Fannie Mae Agreement, MIC has been approved as an eligible mortgage insurer only through December 31, 2011 and Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution without prior approval from each GSE, which limits the amount of business MIC can write. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.
A failure to meet the specific minimum regulatory capital requirements to insure new business does not mean that MGIC does not have sufficient resources to pay claims on its insurance. Even in scenarios in which losses materially exceed those that would result in not meeting such requirements, we believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force. Our estimates of our claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment more volatile than they would otherwise be. Our anticipated rescission activity is also subject to volatility.
Historically, claims submitted to us on policies we rescinded were not a material portion of our claims resolved during a year. However, beginning in 2008 rescissions have materially mitigated our paid and incurred losses. In 2009, rescissions mitigated our paid losses by $1.2 billion, which includes amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. Our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates could materially affect our losses. In addition, if the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. Countrywide and an affiliate (“Countrywide”) has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims. We have filed an arbitration case against Countrywide regarding rescissions. For more information about this lawsuit and arbitration case, see Note 15. In addition, we continue to have discussions with other lenders regarding their objections to rescissions that in the aggregate are material and are involved in arbitration proceedings with respect to an amount of rescissions that is not material.
Our senior management believes that our capital plans described above will be feasible and that we will be able to continue to write new business through the end of 2010. We can, however, give no assurance in this regard and higher losses, adverse changes in our relationship with the GSEs, or reduced benefit from rescission activity, among other factors, could result in senior management’s belief not being realized.
See additional disclosure regarding statutory capital in Note 13 — “Shareholders’ equity, dividend restrictions and statutory capital”.
Holding company liquidity
At December 31, 2009, we had approximately $84 million in short-term investments at our holding company. These investments are virtually all of our holding company’s liquid assets. As of December 31, 2009, our holding company’s obligations included $78.4 million of debt which is scheduled to mature in September 2011 and $300 million of Senior Notes due in November 2015, both of which must be serviced pending scheduled maturity. On an annual basis, as of December 31, 2009 our use of funds at the holding company for interest payments on our Senior Notes approximated $21 million. See Note 7 for a discussion of our election to defer payment of interest on our $389.5 million in junior convertible debentures due in 2063.
The senior notes and convertible debentures, discussed in Notes 6 and 7, are obligations of our holding company, and not of its subsidiaries. Payment of dividends from our insurance subsidiaries, which historically has been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During the first three quarters of 2008, MGIC paid three quarterly dividends of $15 million each to our holding company, which increased the cash resources of our holding company. MGIC paid no such dividends in 2009. In 2010 and 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI. There can be no assurances that such approvals can be obtained in order to service the debt at our holding company. In addition, under the terms of the Fannie Mae Agreement and the Freddie Mac Notification, MGIC may not pay dividends to our holding company without the GSE’s approval, however the GSEs have consented to dividends of not more than $100 million in the aggregate to purchase existing debt obligations of our holding company or to pay such obligations at maturity.
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
Fair Value Measurements
We adopted fair value accounting guidance that became effective January 1, 2008. This guidance addresses aspects of the expanding application of fair-value accounting. The guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements and provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition. For the years ended December 31, 2009 and 2008, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.
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
To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed throughout this process which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. In addition, on a quarterly basis, we perform quality controls over values received from the pricing sources which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. We have not made any adjustments to the prices obtained from the independent pricing sources.
Assets and liabilities classified as Level 3 are as follows:
•	Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 4 — “Investments”. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31,

2009 and 2008. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions.
▪	Nominal credit risk as securities are ultimately guaranteed by the United States Department of Education;

▪	Liquidity by December 31, 2011 through December 31, 2014;

▪	Continued receipt of contractual interest; and

▪	Discount rates ranging from 2.23% to 3.23%, which include a spread for liquidity risk.
•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.
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
In April 2009, new accounting guidance regarding the recognition and presentation of other-than-temporary impairments was issued. This guidance was effective beginning with the quarter ending June 30, 2009. The new guidance requires us to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which we assert that we do not have the intent to sell the security, and it is more likely than not that we will not be required to sell the security before recovery of our cost basis. Under this guidance the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (such as changes in interest rates or market conditions) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted into net investment income. Each quarter we perform reviews of our investments in order to determine whether declines in fair value below amortized cost were considered other-than-temporary in accordance with applicable guidance. In evaluating whether a decline in fair value is other-than-temporary, we consider several factors including, but not limited to:
▪	our intent to sell the security or whether it is more likely than not that we will be required to sell the security before recovery;

▪	extent and duration of the decline;

▪	failure of the issuer to make scheduled interest or principal payments;

▪	change in rating below investment grade; and

▪	adverse conditions specifically related to the security, an industry, or a geographic area.
Under the current guidance a debt security impairment is deemed other than temporary if (1) we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or (2) we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security.
Home office and equipment
Home office and equipment is carried at cost net of depreciation. For financial statement reporting purposes, depreciation is determined on a straight-line basis for the home office, equipment and data processing hardware over estimated lives of 45, 5 and 3 years, respectively. For income tax purposes, we use accelerated depreciation methods.
Home office and equipment is shown net of accumulated depreciation of $60.1 million, $56.3 million and $51.7 million at December 31, 2009, 2008 and 2007, respectively. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $4.3 million, $4.5 million and $4.4 million, respectively.
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

During 2009, 2008 and 2007, we amortized $8.2 million, $10.0 million and $12.9 million, respectively, of deferred insurance policy acquisition costs.
Loss reserves
Reserves are established for reported insurance losses and loss adjustment expenses based on when we receive notices of default on insured mortgage loans. A default is defined as an insured loan with a mortgage payment that is 45 days or more past due. Reserves are also established for estimated losses incurred on notices of default not yet reported to us. In accordance with GAAP for the mortgage insurance industry, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loss reserves are established by our estimate of the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss estimates are established based upon historical experience, including rescission activity. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.
The incurred but not reported (“IBNR”) reserves result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claims rate and claim amounts for the estimated number of defaults not reported.
Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process. (See note 8.)
Premium deficiency reserves
After our loss reserves are initially established, we perform premium deficiency tests using our best estimate assumptions as of the testing date. Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves. The discount rate used in the calculation of the premium deficiency reserve was based upon our pre-tax investment yield at December 31, 2009 and 2008, respectively. Products are grouped for premium deficiency purposes based on similarities in the way the products are acquired, serviced and measured for profitability.
Calculations of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other factors, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries and these affects could be material. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings. (See note 8.)
Revenue recognition
Our insurance subsidiaries write policies which are guaranteed renewable contracts at the insured’s option on a single, annual or monthly premium basis. The insurance subsidiaries have no ability to reunderwrite or reprice these contracts. Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender and will have no effect on earned premium. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred insurance policy acquisition costs. When a policy is rescinded, all previously collected premium is returned to the lender. The liability associated with our estimate of premium to be returned on expected future rescissions is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in this liability affect premiums written and earned.
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
Deferred income taxes are provided under the liability method, which recognizes the future tax effects of temporary differences between amounts reported in the financial statements and the tax bases of these items. The expected tax effects are computed at the current federal tax rate. We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed in Note 12 —“Income Taxes”, we have reduced our benefit from income tax by establishing a valuation allowance during 2009.
We provide for uncertain tax positions and the related interest and penalties based on our assessment of whether a tax benefit is more likely than not to be sustained under any examination by taxing authorities. (See note 12.)
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
We offer both medical and dental benefits for retired domestic employees, their spouses and eligible dependents. Under the plan retirees pay a premium for these benefits. In October 2008 we amended our postretirement benefit plan. The amendment, which was effective January 1, 2009, terminates the benefits provided to retirees once they reach the age of 65. This amendment reduced our accumulated postretirement benefit obligation as of December 31, 2008. The amendment also reduced our net periodic benefit cost in 2009 and will reduce our net periodic benefit costs in future periods. We accrue the estimated costs of retiree medical and life benefits over the period during which employees render the service that qualifies them for benefits. Historically benefits were generally funded as they were due. The cost to us has not been significant. In 2009, approximately $0.5 million in benefits were paid from the fund, and approximately $0.7 million were funded by us. (See note 11.)

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
Earnings per share
Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities with non-forfeitable rights to dividends of 1.9 million, 1.5 million and 1.2 million, respectively, for the years ended December 31, 2009, 2008 and 2007 because they were anti-dilutive due to our reported net loss. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debentures (issued in March 2008). In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. The following is a reconciliation of the weighted average number of shares; however for the years ended December 31, 2009, 2008 and 2007, common stock equivalents of 37.6 million, 22.8 million and 34 thousand, respectively, were not included because they were anti-dilutive. (See note 13.)

	Years Ended December 31,
	2009	2008	2007
	(shares in thousands)
Weighted-average shares - Basic	124,209	113,962	81,294
Common stock equivalents	—	—	—

Weighted-average shares - Diluted	124,209	113,962	81,294

Other comprehensive income
Our total other comprehensive income was as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands of dollars)
Net loss	$(1,322,277)	$(525,355)	$(1,670,018)
Other comprehensive income (loss)	180,944	(177,464)	4,886

Total other comprehensive loss	$(1,141,333)	$(702,819)	$(1,665,132)

Other comprehensive income (loss) (net of tax):
Change in unrealized gains and losses on investments	$154,358	$(116,939)	$(17,767)
Noncredit component of impairment loss	(1,764)	—	—
Amortization related to benefit plans	10,704	(44,649)	14,561
Unrealized foreign currency translation adjustment	17,646	(16,354)	8,456
Other	—	478	(364)

Other comprehensive income (loss)	$180,944	$(177,464)	$4,886

At December 31, 2009, accumulated other comprehensive income of $74.2 million included $101.6 million of net unrealized gains on investments, ($37.2) million relating to defined benefit plans and $9.8 million related to foreign currency translation adjustment. At December 31, 2008, accumulated other comprehensive loss of ($106.8) million included ($51.0) million of net unrealized losses on investments, ($47.9) million relating to defined benefit plans and ($7.9) million related to foreign currency translation adjustment. (See notes 4 and 11.)
New accounting guidance
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

In January 2010 new accounting guidance was issued that expands the current disclosures on fair value measurements. The guidance will require the disclosure of transfers in and out of levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and separate presentation of purchases, sales, issuances and settlements for level 3 securities, on a gross basis rather than as one net number. The new guidance also clarifies the level of disaggregation required to be disclosed for each class of assets and liabilities and provides clarification on the appropriate disclosures of inputs and valuation techniques used to measure fair value for both recurring and non recurring measurements in levels 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the level 3 securities. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the provisions of this guidance and the impact on our financial statements disclosures.

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

The following tables show the impact of our adoption of this guidance on our 2008 financial results:

CONSOLIDATED BALANCE SHEET

		As originally
	As adjusted	reported
	December 31,	December 31,
	2008	2008
	(in thousand of dollars)
Income taxes recoverable	$370,473	$406,568
Convertible debentures	272,465	375,593
Shareholders’ equity	2,434,233	2,367,200
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,
		As originally
	As adjusted	reported
	2008	2008
	(in thousands of dollars, except per share)
Interest expense	$81,074	$71,164
Benefit from income taxes	(397,798)	(394,329)
Net loss	(525,355)	(518,914)
Diluted loss per share	(4.61)	(4.55)
In addition the adoption of this guidance has resulted in an increase to interest expense of $16.3 million in 2009 and will result in an increase to interest expense of $20.4 million for 2010, $25.5 million for 2011, $31.7 million for 2012 and $9.0 million for 2013. These increases, and those shown in the tables above, result from our Convertible Junior Subordinated Debentures issued in 2008 and discussed in Note 7 —“Convertible debentures and related derivatives”.
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

During the second quarter of 2009, we adopted new accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The new guidance revises the recognition and reporting requirements for other-than-temporary impairments on our fixed income securities. In the second quarter of 2009, we also adopted additional application guidance on measuring fair value in less active markets. The adoption of this guidance did not have a material impact on our financial condition or results of operations. (See Note 4.)

In December 2008, new guidance that provided additional information on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan was issued. The guidance is effective for fiscal years ending after December 15, 2009. We have adopted these disclosures beginning with this annual filing. (See note 11.)

Cash and cash equivalents

We consider cash equivalents to be money market funds and investments with original maturities of three months or less.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2008 and 2007 amounts to allow for consistent financial reporting.

3.	Related party transactions

We provided certain services to C-BASS and Sherman in 2007 in exchange for fees. In addition, C-BASS provided certain services to us during 2009, 2008 and 2007 in exchange for fees. The net impact of these transactions was not material to us.

4.	Investments
The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2009 and 2008 are shown below. Debt securities consist of fixed maturities and short-term investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009:	Cost	Gains	Losses (1)	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$736,668	$4,877	$(6,357)	$735,188
Obligations of U.S. states and political subdivisions	4,607,936	187,540	(59,875)	4,735,601
Corporate debt securities	1,532,571	40,328	(9,158)	1,563,741
Residential mortgage-backed securities	102,062	3,976	(1,986)	104,052
Debt securities issued by foreign sovereign governments	112,603	1,447	(1,058)	112,992

Total debt securities	7,091,840	238,168	(78,434)	7,251,574
Equity securities	2,892	3	(4)	2,891

Total investment portfolio	$7,094,732	$238,171	$(78,438)	$7,254,465

(1)	Gross unrealized losses for residential mortgage-backed securities include $1.8 million in other-than-temporary impairment losses recorded in other comprehensive income, since the adoption of new guidance on other-than-temporary impairments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008:	Cost	Gains	Losses	Value
		(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$168,917	$21,297	$(405)	$189,809
Obligations of U.S. states and political subdivisions	6,401,903	141,612	(237,575)	6,305,940
Corporate debt securities	314,648	6,278	(4,253)	316,673
Residential mortgage-backed securities	151,774	3,307	(14,251)	140,830
Debt securities issued by foreign sovereign governments	83,448	6,203	—	89,651

Total debt securities	7,120,690	178,697	(256,484)	7,042,903
Equity securities	2,778	—	(145)	2,633

Total investment portfolio	$7,123,468	$178,697	$(256,629)	$7,045,536

The amortized cost and fair values of debt securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
December 31, 2009	Cost	Value
	(In thousands of dollars)
Due in one year or less	$184,474	$187,165
Due after one year through five years	2,470,415	2,539,556
Due after five years through ten years	1,441,803	1,483,574
Due after ten years	2,378,886	2,447,177

	6,475,578	6,657,472

Residential mortgage-backed securities	102,062	104,052
Auction rate securities (1)	514,200	490,050

Total at December 31, 2009	$7,091,840	$7,251,574

(1)	At December 31, 2009, 98% of auction rate securities had a contractual maturity greater than 10 years.

At December 31, 2009 and 2008, the investment portfolio had gross unrealized losses of $78.4 million and $256.6 million, respectively. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
			(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$434,362	$6,357	$—	$—	$434,362	$6,357
Obligations of U.S. states and political subdivisions	926,860	29,390	398,859	30,485	1,325,719	59,875
Corporate debt securities	453,804	9,158	—		453,804	9,158
Residential mortgage- backed securities	8,743	1,764	870	222	9,613	1,986
Debt issued by foreign sovereign governments	56,122	1,058	—	—	56,122	1,058
Equity securities	2,398	4	—	—	2,398	4

Total investment portfolio	$1,882,289	$47,731	$399,729	$30,707	$2,282,018	$78,438

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Losses	Value	Losses	Value	Losses
			(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$13,106	$245	$1,242	$160	$14,348	$405
Obligations of U.S. states and political subdivisions	1,640,406	102,437	552,191	135,138	2,192,597	237,575
Corporate debt securities	72,711	4,127	1,677	126	74,388	4,253
Residential mortgage- backed securities	41,867	14,251	—	—	41,867	14,251
Debt issued by foreign sovereign governments	—	—	—	—	—	—
Equity securities	227	10	2,062	135	2,289	145

Total investment portfolio	$1,768,317	$121,070	$557,172	$135,559	$2,325,489	$256,629

There were 456 securities in an unrealized loss position at December 31, 2009. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at December 31, 2009 and 2008, compared to the interest rates at the time of purchase, offset by improvements in the credit spreads on non-

governmental securities. Of those securities in an unrealized loss position greater than 12 months at December, 2009, 89 securities had a fair value greater than 80% of amortized cost and 3 securities had a fair value less than 80% of amortized cost.
Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During 2009 we recognized OTTI in earnings of $40.9 million and an additional $1.8 million of OTTI in other comprehensive income. During 2008 we recognized OTTI in earnings of approximately $65.4 million. Our OTTI was primarily related to securities for which we had the intent to sell. There were no OTTI impairment charges on our investment portfolio during 2007.
The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income (loss) for the year ended December 31, 2009.

(In thousands of dollars)
Beginning balance at January 1, 2009	$—
Addition for the amount related to the credit loss for which an OTTI was not previously recognized	1,021
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	—
Reductions for securities sold during the period (realized)	—

Ending balance at December 31, 2009	$1,021

We held approximately $490 million in auction rate securities (ARS) backed by student loans at December 31, 2009. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed. The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately 97% guaranteed by the United States Department of Education. At December 31, 2009, our ARS portfolio was 90% AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.
In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. At December 31, 2009, our entire ARS portfolio, consisting of 47 investments, was subject to failed auctions;

however, we received calls at par for $26.4 million in ARS from the period when the auctions began to fail through the end of 2009. To date, we have collected all interest due on our ARS.
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
Net investment income is comprised of the following:

	2009	2008	2007
	(In thousands of dollars)
Fixed maturities	$291,304	$287,869	$244,126
Equity securities	819	2,162	391
Cash equivalents	3,056	15,487	15,900
Interest on Sherman note	11,323	4,601	—
Other	1,389	1,951	2,675

Investment income	307,891	312,070	263,092
Investment expenses	(3,213)	(3,553)	(3,264)

Net investment income	$304,678	$308,517	$259,828

The net realized investment gains (losses), including impairment losses, and change in net unrealized appreciation (depreciation) of investments are as follows:

	2009	2008	2007
	(In thousands of dollars)
Net realized investment gains (losses) on investments:
Fixed maturities	$51,109	$(76,397)	$(18,575)
Equity securities	116	107	(820)
Joint ventures	—	61,877	162,860
Other	709	1,927	(1,270)

	$51,934	$(12,486)	$142,195

Change in net unrealized appreciation (depreciation):
Fixed maturities	$237,521	$(179,816)	$(26,751)
Equity securities	144	(98)	(21)
Other	(2,263)	(710)	(254)

	$235,402	$(180,624)	$(27,026)

The reclassification adjustment relating to the change in investment gains and losses is as follows:

	2009	2008	2007
	(In thousands of dollars)
Unrealized holding gains (losses) arising during the period, net of tax	$132,083	$(75,464)	$(4,633)
Less: reclassification adjustment for net gains included in net income, net of tax	20,511	(41,475)	(13,134)

Change in unrealized investment gains (losses), net of tax	$152,594	$(116,939)	$(17,767)

The gross realized gains, gross realized losses and impairment losses are as follows:

	2009	2008	2007
	(In thousands of dollars)
Gross realized gains	$112,148	$22,537	$7,135
Gross realized losses	(19,274)	(31,525)	(27,800)
Impairment losses	(40,940)	(65,375)	—

Net realized gains (losses) on securities	$51,934	$(74,363)	$(20,665)

Gains on sale of interest in joint ventures	—	61,877	162,860

Total net realized gains (losses)	$51,934	$(12,486)	$142,195

The tax expense (benefit) related to the changes in net unrealized (depreciation) appreciation was $82.8 million, ($63.7) million and ($9.3) million for 2009, 2008 and 2007, respectively.

We had $21.8 million and $22.9 million of investments on deposit with various states at December 31, 2009 and 2008, respectively, due to regulatory requirements of those state insurance departments.

5.	Fair value measurements

Fair value measurements for items measured at fair value included the following as of December 31, 2009 and 2008:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(in thousand of dollars)
December 31, 2009
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$735,188	$735,188	$—	$—

Obligations of U.S. states and political subdivisions	4,735,601	—	4,365,260	370,341

Corporate debt securities	1,563,741	2,559	1,431,844	129,338
Residential mortgage-backed securities	104,052	23,613	80,439	—

Debt securities issued by foreign sovereign governments	112,992	101,983	11,009	—

Total debt securities	7,251,574	863,343	5,888,552	499,679
Equity securities	2,891	2,570	—	321

Total investments	$7,254,465	$865,913	$5,888,552	$500,000
Real estate acquired (1)	3,830	—	—	3,830

December 31, 2008
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$189,809	$189,809	$—	$—
Obligations of U.S. states and political subdivisions	6,305,940	—	5,910,552	395,388
Corporate debt securities	316,673	2,483	163,949	150,241
Residential mortgage-backed securities	140,830	—	140,830	—
Debt securities issued by foreign sovereign governments	89,651	86,644	3,007	—

Total debt securities	7,042,903	278,936	6,218,338	545,629
Equity securities	2,633	2,312	—	321

Total investments	$7,045,536	$281,248	$6,218,338	$545,950
Real estate acquired (1)	32,858	—	—	32,858

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2009 and 2008 is as follows:

	Obligations of U.S. S
	tates and Political	Corporate Debt	Equity	Total	Real Estate
	Subdivisions	Securities	Securities	Investments	Acquired
	(in thousand of dollars)
Balance at December 31, 2008	$395,388	$150,241	$321	$545,950	$32,858
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	—	(10,107)	—	(10,107)	—

Included in earnings and reported as losses incurred, net	—	—	—	—	(2,534)
Included in other comprehensive income	(17,439)	(5,961)	—	(23,400)	—

Purchases, issuances and settlements	(7,608)	(4,835)	—	(12,443)	(26,494)
Transfers in and/or out of Level 3	—	—	—	—	—

Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830

Amount of total losses included in earnings for the year ended December 31, 2009 attributable to the change in unrealized losses on assets still held at December 31, 2009	$—	$—	$—	$—	$—

	Obligations
	of U.S States	Corporate	Mortgage-
	and Political	Debt	backed	Equity	Total	Real Estate	Other
	Subdivisions	Securities	Securities	Securities	Investments	Acquired	Liabilities
	(in thousands of dollars)
Balance at January 1, 2008	$11,316	$16,330	$9,228	$321	$37,195	$145,198	$(12,132)
Total realized/unrealized losses:

Included in earnings and reported as realized investment losses, net	—	(10,748)	(9,478)	—	(20,226)	—	—

Included in earnings and reported as other revenue	—	—	—	—	—	—	(6,823)

Included in earnings and reported as losses incurred, net	—	—	—	—	—	(19,126)	—
Included in other comprehensive income	—	2,455	—	—	2,455	—	—

Purchases, issuances and settlements	1,322	1,054	250	—	2,626	(93,214)	18,955
Transfers in and/or out of Level 3	382,750	141,150	—	—	523,900	—	—

Balance at December 31, 2008	$395,388	$150,241	$—	$321	$545,950	$32,858	$—

Amount of total losses included in earnings for the year ended December 31, 2008 attributable to the change in unrealized losses on assets still held at December 31, 2008	$—	$(10,748)	$(6,090)	$—	$(16,838)	$(8,011)	$—

Additional fair value disclosures related to our investment portfolio are included in Note 4. Fair value disclosures related to our debt are included in Notes 6 and 7.

6.	Short- and long-term debt, excluding convertible debentures discussed in Note 7.

In June 2009, we repaid the $200 million that was then outstanding under our bank revolving credit facility and terminated the facility. At December 31, 2008 we had $200 million outstanding under that facility, which was scheduled to expire in March 2010.

In 2009, we repurchased approximately $121.6 million in par value of our 5.625% Senior Notes due in September 2011. We recognized a gain on the repurchases of approximately $27.2 million, which is included in other revenue on the Consolidated Statement of Operations for the year ended December 31, 2009. At December 31, 2009 we had approximately $78.4 million, 5.625% Senior Notes due in September

2011 and $300 million, 5.375% Senior Notes due in November 2015 outstanding. At December 31, 2008 we had $200 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015 outstanding. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholder’s equity of at least 15% of our consolidated shareholders equity. We were in compliance with all covenants at December 31, 2009.

If we fail to meet any of the covenants of the Senior Notes discussed above or we fail to make a payment of principal of the Senior Notes when due or a payment of interest on the Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the applicable series of Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of either series of our Senior Notes each would have the right to accelerate the maturity of that debt. In addition, the Trustee of these two issues of Senior Notes could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.

At December 31, 2009 and 2008, the fair value of the amount outstanding under our Senior Notes was $293.2 million and $338.3 million, respectively. The fair value of amounts outstanding under our credit facility at December 31, 2008 was $200 million. The fair value of our credit facility was approximated at par and the fair value of our Senior Notes was determined using publicly available trade information.

Interest payments on all long-term and short-term debt, excluding the convertible debentures, were $30.8 million, $40.7 million and $42.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

7.	Convertible debentures and related derivatives

In March and April 2008 we completed the sale of $390 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063. The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. For more information about the effective interest rate and related effect on interest expense, see the discussion of convertible debt instruments in Note 2 — New Accounting Guidance. At December 31, 2009 and 2008 we had $389.5 million and $390.0 million, respectively, of principal amount outstanding on the convertible debentures with the amortized value reflected as a liability on our consolidated balance sheet of $291.8 million and $272.5 million, respectively, with the unamortized discount reflected in equity. At December 31, 2009 we also had

$35.8 million of deferred interest outstanding on the convertible debentures which is included in other liabilities on the consolidated balance sheet.

The debentures were sold in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the debentures is payable semi-annually in arrears on April 1 and October 1 of each year. As long as no event of default with respect to the debentures has occurred and is continuing, we may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures. Violations of the covenants under the Indenture governing the debentures, including covenants to provide certain documents to the trustee, are not events of default under the Indenture and would not allow the acceleration of amounts that we owe under the debentures. Similarly, events of default under, or acceleration of, any of our other obligations, including those described in Note 6 — “Short- and long-term debt, excluding convertible debentures discussed in Note 7” would not allow the acceleration of amounts that we owe under the debentures. However, violations of the events of default under the Indenture, including a failure to pay principal when due under the debentures and certain events of bankruptcy, insolvency or receivership involving our holding company would allow acceleration of amounts that we owe under the debentures.

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

When interest on the debentures is deferred, we are required, not later than a specified time, to use reasonable commercial efforts to begin selling qualifying securities to persons who are not our affiliates. The specified time is one business day after we pay interest on the debentures that was not deferred, or if earlier, the fifth anniversary of the scheduled interest payment date on which the deferral started. Qualifying securities are common stock, certain warrants and certain non- cumulative perpetual preferred stock. The requirement to use such efforts to sell such securities is called the Alternative Payment Mechanism.

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

The debentures are currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. If a holder elects to convert their debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for the deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In 2009, we issued 44,316 shares of our common stock on conversion of $478,000 principal amount of our convertible debentures and related deferred interest.

In lieu of issuing shares of common stock upon conversion of the debentures occurring after April 6, 2013, we may, at our option, make a cash payment to converting holders equal to the value of all or some of the shares of our common stock otherwise issuable upon conversion.

The fair value of the convertible debentures was approximately $254.3 million and $145.7 million, respectively, at December 31, 2009 and 2008, as determined using available pricing for these debentures or similar instruments.

8.	Loss reserves and premium deficiency reserves

Loss reserves

As described in Note 2, we establish reserves to recognize the estimated liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. Loss reserves are established by our estimate of the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

One such program is the Home Affordable Modification Program (“HAMP”), which was announced by the US Treasury in early 2009. Some of HAMP’s eligibility criteria require current information about borrowers, such as his or her current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We are aware of approximately 29,700 loans in our delinquent inventory at December 31, 2009 for which the HAMP trial period has begun and approximately 2,400 delinquent loans have cured their delinquency after entering HAMP. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP.

In addition, private company efforts may have a positive impact on our loss development. All of the programs, including HAMP, are in their early stages and therefore we are unsure of their magnitude or the benefit to us or our industry, and as a result are not factored into our current loss reserves.

The following table provides a reconciliation of beginning and ending loss reserves for each of the past three years:

	2009	2008	2007
	(In thousands of dollars)
Reserve at beginning of year	$4,775,552	$2,642,479	$1,125,715
Less reinsurance recoverable	232,988	35,244	13,417

Net reserve at beginning of year	4,542,564	2,607,235	1,112,298

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	2,912,679	2,684,397	1,846,473
Prior years (1)	466,765	387,104	518,950

Subtotal	3,379,444	3,071,501	2,365,423

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	62,491	68,397	51,535
Prior years	1,605,668	1,332,579	818,951
Reinsurance terminations (2)	(118,914)	(264,804)	—

Subtotal	1,549,245	1,136,172	870,486

Net reserve at end of year	6,372,763	4,542,564	2,607,235
Plus reinsurance recoverables	332,227	232,988	35,244

Reserve at end of year	$6,704,990	$4,775,552	$2,642,479

(1)	A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(2)	In a termination, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and there is a corresponding decrease in reinsurance recoverable on loss reserves, which is offset by a decrease in net losses paid. (See note 9.)
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

Current year losses incurred increased in 2009 compared to 2008 primarily due to an increase in claim rates and a smaller benefit from captive arrangements, offset by a decrease in severity. The increase in claim rates experienced during 2009 is likely due to general economic conditions, including the unemployment rate, as well as further decreases in home values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. The increase in 2009 claim rates was significantly offset by an increase in expected rescission levels. The smaller benefit from captive arrangements is due to captive terminations in late 2008 and 2009. The decrease in severity, compared to an increase in 2008, is primarily due to an increase in expected rescission levels. The average exposure on policies rescinded in 2009 was higher than the average exposure on claims paid. Current year losses incurred significantly increased in 2008 compared to 2007 primarily due to significant increases in the default inventory, offset by a smaller increase in estimated severity and a slight decrease in the estimated claim rate, when each are compared to the same period in 2007. The primary insurance notice inventory increased by 68,252 in 2009, compared to an increase of 75,068 in 2008 and an increase of 28,492 in 2007. The average primary claim paid for 2009 was $52,627, compared to $52,239 in 2008 and $37,165 in 2007.
The development of the reserves in 2009, 2008 and 2007 is reflected in the prior year line. The $466.8 million increase in losses incurred in 2009 related to prior years was primarily related to more defaults remaining in inventory at December 31, 2009 from a prior year. Historically, approximately 75% of our default inventory was resolved in one year, and therefore at any point in time, approximately 25% of the default inventory was greater than one year old. Of the 182,188 primary defaults in our December 31, 2008 inventory, 91,668 primary defaults, approximately 50%, remained in our default inventory one year later at December 31, 2009. These defaults have a higher estimated claim rate when compared to a year ago because our experience is that as a default ages it become more likely to result in a claim payment. The $387.1 million increase in losses incurred in 2008 related to prior years was primarily related to the significant increase in severity during the year, as compared to our estimates when originally establishing the reserves at December 31, 2007. The increase in losses incurred in 2008 related to prior years is also a result of more defaults remaining in inventory at December 31, 2008 from a year prior. These defaults have a higher estimated claim rate when compared to a year prior. The $518.9 million increase in losses incurred in 2007 related to prior years was due primarily to the significant increases in severity and the significant deterioration in cure rates experienced during the year, as compared to our estimates when originally establishing the reserves at December 31, 2006.
The lower portion of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. Since historically it has taken, on average, about twelve months for a default which is not cured to develop into a paid claim, most losses paid relate to default notices received in prior years. Due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums, servicing delays, court delays, loan modifications, our fraud investigations and our claim rescissions and denials for misrepresentation it is difficult to estimate how long it may take for current and future defaults that do not cure to develop into a paid claim. The lower portion of the table also includes a decrease in losses paid related to terminated reinsurance agreements as noted in footnote (2) of the table above.
Before paying a claim, we can review the loan file to determine whether we are required, under the applicable insurance policy, to pay the claim or whether we are entitled to reduce the amount of the claim. For example, all of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligation to mitigate our loss by performing reasonable loss mitigation efforts or diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We also do not cover losses resulting from property damage that has not been repaired. We are currently reviewing the loan files for the majority of the claims submitted to us.
In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Most of our rescissions involve material misrepresentations made, or fraud committed, in connection with the origination of a loan regarding information we received and relied upon when the loan was insured. Because we review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 rescissions have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions, we can give no assurance that rescissions will continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Rescissions mitigated our paid losses by approximately $1.2 billion in 2009, compared to $197 million in 2008. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. In 2009, $256 million, of the $1.2 billion mitigated, would have been applied to a deductible had the policy not been rescinded.
In addition, our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition can not be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. Based upon the increase in rescission activity during 2008 and 2009, the effects rescissions have on our losses incurred have become material. While we do not incorporate an explicit rescission rate into our reserving methodology, we have estimated the effects rescissions have had on our incurred losses based upon recent rescission history, as shown in the table that follows labeled “Ever to Date Rescission Rates on Claims Received”. We estimate that rescissions mitigated our incurred losses by approximately $2.5 billion in 2009, compared to $0.4 billion in 2008; both of these figures include the benefit of claims not paid as well as the impact on our loss reserves. The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At December 31, 2009 the estimate of this liability totaled $88.3 million. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. At December 31, 2008 this liability was not material to our financial statements. Changes in the liability affect premiums written and earned.
If the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims. We have filed an arbitration case against Countrywide regarding rescissions. For more information about this lawsuit and arbitration case, see Note 15. In addition, we continue to have discussions with other lenders regarding their objections to rescissions that in the aggregate are material and are involved in other arbitration proceedings with respect to an amount of rescissions that is not material.
Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received two quarters or less before the end of our most recently completed quarter to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.
As of December 31, 2009
Ever to Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)
Q1 2008	12.6%	100.0%
Q2 2008	16.0%	100.0%
Q3 2008	21.3%	99.8%
Q4 2008	24.9%	99.2%
Q1 2009	28.0%	97.2%
Q2 2009	22.2%	89.1%

(1)	This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.

(2)	This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims rescinded.

A rollforward of our primary insurance default inventory for the years ended December 31, 2009 and 2008 appears in the table below.

	2009	2008
Default inventory at beginning of year	182,188	107,120
Plus: New Notices	259,876	263,603
Less: Cures	(149,251)	(161,069)
Less: Paids (including those charged to a deductible or captive)	(29,732)	(25,318)
Less: Rescissions and denials	(12,641)	(2,148)

Default inventory at end of year	250,440	182,188

Information about the composition of the primary insurance default inventory at December 31, 2009 and 2008 appears in the table below. Within the tables below, reduced documentation loans only appear in the reduced documentation category and do not appear in any of the other categories.

	December 31,	December 31,
	2009	2008
Total loans delinquent (1)	250,440	182,188
Percentage of loans delinquent (default rate)	18.41%	12.37%

Prime loans delinquent (2)	150,642	95,672
Percentage of prime loans delinquent (default rate)	13.29%	7.90%

A-minus loans delinquent (2)	37,711	31,907
Percent of A-minus loans delinquent (default rate)	40.66%	30.19%

Subprime credit loans delinquent (2)	13,687	13,300
Percentage of subprime credit loans delinquent (default rate)	50.72%	43.30%

Reduced documentation loans delinquent (3)	48,400	41,309
Percentage of reduced documentation loans delinquent (default rate)	45.26%	32.88%

(1)	At December 31, 2009 and 2008 45,907 and 45,482 loans in default, respectively, related to Wall Street bulk transactions and 16,389 and 13,275 loans in default, respectively, were in our claims received inventory.

(2)	We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel. However, we classify all loans without complete documentation as “reduced documentation” loans regardless of FICO score rather than as a prime, “A-minus” or “subprime” loan.

(3)	In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by MGIC as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 NIW. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.
Pool insurance notice inventory increased from 33,884 at December 31, 2008 to 44,231 at December 31, 2009. The pool insurance notice inventory was 25,224 at December 31, 2007.
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
During 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $261 million from $454 million, as of December 31, 2008, to $193 million as of December 31, 2009. The $193 million premium deficiency reserve as of December 31, 2009 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2009 was 3.6%. During 2008 the premium deficiency reserve on Wall Street bulk transactions declined by $757 million from $1,211 million, as of December 31, 2007, to $454 million as of December 31, 2008. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2008 was 4.0%.

The components of the premium deficiency reserve at December 31, 2009, 2008 and 2007 appear in the table below.

	December 31,	December 31,	December 31,
	2009	2008	2007
		($ millions)
Present value of expected future premium	$427	$712	$901

Present value of expected future paid losses and expenses	(2,157)	(3,063)	(3,561)

Net present value of future cash flows	(1,730)	(2,351)	(2,660)

Established loss reserves	1,537	1,897	1,449

Net deficiency	$(193)	$(454)	$(1,211)

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
The decrease in the premium deficiency reserve for the years ended December 31, 2009 and 2008 was $261 million and $757 million, respectively, as shown in the charts below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for 2009 is primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums. The lower estimated ultimate losses and lower estimated ultimate premiums were primarily due to higher expected rates of rescissions. The change in assumptions for 2008 primarily related to higher estimated ultimate losses.

	($ millions)
Premium Deficiency Reserve at December 31, 2008		$(454)

Paid claims and LAE	584
Increase (decrease) in loss reserves	(360)
Premium earned	(156)
Effects of present valuing on future premiums, losses and expenses	21

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		89

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses and expenses and discount rate (1)		172

Premium Deficiency Reserve at December 31, 2009		$(193)

(1)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

	($ millions)
Premium Deficiency Reserve at December 31, 2007		$(1,211)

Paid claims and LAE	770
Increase (decrease) in loss reserves	448
Premium earned	(234)
Effects of present valuing on future premiums, losses and expenses	(93)

Change in premium deficiency reserve to reflect
actual premium, losses and expenses recognized		891

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses and expenses and discount rate (2)		(134)

Premium Deficiency Reserve at December 31, 2008		$(454)

(2)	A negative number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a deficiency of prior premium deficiency reserves.
Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of December 31, 2009, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Similar to our loss reserve estimates, our estimates for premium deficiency reserves could be adversely affected by several factors, including a deterioration of regional or economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses. Assumptions used in calculating the deficiency reserves can also be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimates will affect future period earnings and could be material.
9.	Reinsurance
We cede a portion of our business to reinsurers and record assets for reinsurance recoverable on loss reserves and prepaid reinsurance premiums. We cede primary business to reinsurance subsidiaries of certain mortgage lenders (“captives”). The majority of ceded premiums relates to these agreements. Historically, most of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder have been quota share agreements. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss (typically 4% or 5%), the captives are responsible for the second aggregate layer of loss (typically 5% or 10%) and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically range from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captive’s portion of both premiums and losses typically ranging from 25% to 50%. Effective January 1, 2009, we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured on an excess of loss basis through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. New business remains eligible to be ceded under quota share reinsurance arrangements, limited to a 25% cede rate. During 2008 and 2009, many of our captive arrangements have either been terminated or placed into run-off.

Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account. In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account. However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off (in a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans). In the event that the captive’s incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captive’s obligations, transfer the assets in the trust accounts to us, and retain all future premium payments.
The reinsurance recoverable on loss reserves related to captive agreements was approximately $297 million at December 31, 2009. The total fair value of the trust fund assets under our captive agreements at December 31, 2009 was approximately $547 million. During 2009, $119 million of trust fund assets were transferred to us as a result of captive terminations. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and there was a corresponding decrease in our reinsurance recoverable on loss reserves, which is offset by a decrease in our net losses paid.
Since 2005, we have entered into three separate aggregate excess of loss reinsurance agreements under which we ceded approximately $130 million of risk in force in the aggregate to three special purpose reinsurance companies. In 2008, we terminated one of these excess of loss reinsurance agreements. The remaining amount of ceded risk in force at December 31, 2009 was approximately $48.1 million. Additionally, certain pool polices written by us have been reinsured with one domestic reinsurer. We receive a ceding commission under certain reinsurance agreements.
Generally, reinsurance recoverables on primary loss reserves and prepaid reinsurance premiums are supported by trust funds or letters of credit. As such, we have not established an allowance against these recoverables.
The effect of these agreements on premiums earned and losses incurred is as follows:

	2009	2008	2007
	(In thousands of dollars)
Premiums earned:
Direct	$1,406,977	$1,601,610	$1,430,964
Assumed	3,339	3,588	3,220
Ceded	(107,975)	(212,018)	(171,794)

Net premiums earned	$1,302,341	$1,393,180	$1,262,390

Losses incurred:
Direct	$3,637,706	$3,553,029	$2,399,233
Assumed	4,290	1,456	517
Ceded	(262,552)	(482,984)	(34,327)

Net losses incurred	$3,379,444	$3,071,501	$2,365,423

In June 2008 we entered into a reinsurance agreement that was effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began April 1, 2008 and was scheduled to end on December 31, 2010, subject to two one-year extensions that could have been exercised by the reinsurer. Effective March 20, 2009, we terminated this reinsurance agreement. The termination resulted in a reinsurance fee of $26.4 million as reflected in our results of operations for the year ended December 31, 2009. There are no further obligations under this reinsurance agreement.
10.	Investments in joint ventures
C-BASS
C-BASS, a limited liability company, is an unconsolidated, less than 50%-owned investment of ours that is not controlled by us. Historically, C-BASS was principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. In 2007, C-BASS ceased its operations and is managing its portfolio pursuant to a consensual, non-bankruptcy restructuring, under which its assets are to be paid out over time to its secured and unsecured creditors. As discussed below, in the third quarter of 2007, we concluded that our total equity interest in C-BASS was impaired. In addition, during the fourth quarter of 2007 due to additional losses incurred by C-BASS, we reduced the carrying value of our $50 million note from C-BASS to zero under equity method accounting. At December 31, 2009 our current book value of C-BASS, including our note receivable from C-BASS, remains at zero.
2007
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
We measured the value of our investment based upon the potential market for the equity interest in C-BASS and expected future cash flows of C-BASS, including a consensual, non-bankruptcy restructuring, which, subsequently occurred on November 16, 2007 through an override agreement with C-BASS’s creditors. The override agreement provides that C-BASS’s assets are to be paid out over time to its secured and unsecured creditors. The information used in our valuation was provided by C-BASS. We believe there is a high degree of uncertainty surrounding the amounts and timing of C-BASS’s cash flows and our analysis of them involved significant management judgment based upon currently available facts and circumstances, which are subject to change. The market analysis as well as our analysis of the cash flow projections reflected little or no value for our equity interest in C-BASS. Based on these analyses our entire equity interest in C-BASS was written down through an impairment charge.
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
A summary C-BASS income statement for the period indicated appears below.

C-BASS Summary Income Statement: (audited)

For the year ended
December 31, 2007
(In millions of dollars)
Total net revenue	$(1,647.8)

Total expense	259.3

Loss before tax	$(1,907.1)

Company’s loss from C-BASS	$(499.6)

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
At the time of sale the note had a fair value of $69.5 million (18.25% discount to par). The fair value was determined by comparing the terms of the Note to the discounts and yields on comparable bonds. The fair value was also discounted for illiquidity and lack of ratings. The discount will be amortized to interest income over the life of the Note. The gain recognized on the sale was $62.8 million, and is included in realized investment gains (losses) on the statement of operations for the year ended December 31, 2008. The value of the Sherman Note and related interest receivable at December 31, 2009 and 2008 was $78.1 million and $72.1 million, respectively, and is included in Other Assets on our consolidated balance sheet.
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
A summary Sherman income statement for the periods indicated appears below. Prior to the sale of our interest, we did not consolidate Sherman with us for financial reporting purposes, and we did not control Sherman. Sherman’s internal controls over its financial reporting were not part of our internal controls over our financial reporting. However, our internal controls over our financial reporting included processes to assess the effectiveness of our financial reporting as it pertains to Sherman. We believe those processes were effective in the context of our overall internal controls.

Sherman Summary Income Statement:

	Year Ended December 31,
	2008*	2007
	(unaudited)	(audited)
	(In millions of dollars)
Revenues from receivable portfolios	$660.3	$994.3
Portfolio amortization	264.8	488.1

Revenues, net of amortization	395.5	506.2

Credit card interest income and fees	475.6	692.9
Other revenue	35.3	60.8

Total revenues	906.4	1,259.9

Total expenses	740.1	991.5

Income before tax	$166.3	$268.4

Company’s income from Sherman	$35.6	$81.6

*	The year ended December 31, 2008 only reflects Sherman’s results and our income from Sherman through July 31, 2008 as a result of the sale of our remaining interest in August 2008.
The “Company’s income from Sherman” line item in the table above includes $3.6 million and $15.6 million of additional amortization expense in 2008 and 2007, respectively, above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value.
     2007
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
We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. We also offer both medical and dental benefits for retired domestic employees and their spouses under a postretirement benefit plan. In October 2008 we amended our postretirement benefit plan. The amendment, which was effective January 1, 2009, terminated the benefits provided to retirees once they reach the age of 65. This amendment reduced our accumulated postretirement benefit obligation as of December 31, 2008 as shown in the charts below. The benefit from this amendment was amortized to net periodic benefit cost in 2009 and future periods. The following tables provide the components of aggregate annual net periodic benefit cost, the amounts recognized in the consolidated balance sheet, changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans:

	Pension and Supplemental			Other Postretirement
	Executive Retirement Plans			Benefits
Components of Net Periodic Benefit Cost for fiscal year ending	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
	(In thousands of dollars)
1. Company Service Cost	$8,154	$8,677	$10,047	$1,280	$3,886	$3,377
2. Interest Cost	14,300	13,950	12,225	1,463	4,966	3,874
3. Expected Return on Assets	(15,340)	(19,348)	(17,625)	(2,229)	(3,766)	(3,269)
4. Other Adjustments	—	—	—	—	—	—

Subtotal	7,114	3,279	4,647	514	5,086	3,982
5. Amortization of :
a. Net Transition Obligation/(Asset)	—	—	—	—	283	283
b. Net Prior Service Cost/(Credit)	716	684	564	(6,059)	—	—
c. Net Losses/(Gains)	6,330	510	552	1,704	—	—

Total Amortization	7,046	1,194	1,116	(4,355)	283	283
6. Net Periodic Benefit Cost	14,160	4,473	5,763	(3,841)	5,369	4,265
7. Cost of SFAS 88 Events	—	—	—	—	—	—

8. Total Expense for Year	$14,160	$4,473	$5,763	$(3,841)	$5,369	$4,265

Reconciliation of Net Balance Sheet (Liability)/Asset	12/31/2009	12/31/2008	12/31/2009	12/31/2008
		(In thousands of dollars)
1. Net Balance Sheet (Liability)/Asset at End of Prior Year	(22,310)	51,106	4,908	(23,143)
2. Amount Recognized in AOCI at End of Prior Year	104,420	2,247	(30,726)	2,737

3. (Accrued)/Prepaid Benefit Cost (before Adjustment) at End of Prior Year	82,110	53,353	(25,818)	(20,406)
4. Net Periodic Benefit (Cost)/Income for Fiscal Year	(14,160)	(4,473)	3,841	(5,369)
5. (Cost)/Income of SFAS 88 Events	—	—	—	—
6. Employer Contributions	10,000	33,000	—	—
7. Plan participants’ contributions	—	—	(281)	(539)
8. Benefits Paid Directly by Company	231	230	738	496
9. Other Adjustment	—	—	105	—
10. (Accrued)/Prepaid Benefit Cost (before Adjustment) at End of Prior Year	78,181	82,110	(21,415)	(25,818)
11. Amount Recognized in AOCI at End of Year	(93,403)	(104,420)	36,190	30,726

12. Net Balance Sheet (Liability)/Asset at End of Year	(15,222)	(22,310)	14,775	4,908

Development of Funded Status

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
		(In thousands of dollars)
Actuarial Value of Benefit Obligations
1. Measurement Date	12/31/2009	12/31/2008	12/31/2009	12/31/2008
2. Accumulated Benefit Obligation	237,257	202,475	24,144	25,282
3. Projected Benefit Obligation	258,592	229,039	—	—

Funded Status
1. Projected Accumulated Benefit Obligation	(258,592)	(229,039)	(24,144)	(25,282)
2. Plan Assets at Fair Value	243,369	206,729	38,920	30,190

3. Funded Status — Overfunded	N/A	N/A	14,776	4,909
4. Funded Status — Underfunded	(15,223)	(22,310)	N/A	N/A
Accumulated Other Comprehensive Income

	12/31/2009	12/31/2008	12/31/2009	12/31/2008
		(In thousands of dollars)
1. Net Actuarial (Gain)/Loss	$90,655	$101,646	$16,517	$27,319
2. Net Prior Service Cost/(Credit)	2,748	2,774	(52,707)	(58,045)
3. Net Transition Obligation/(Asset)	—	—	—	—

4. Total at Year End	93,403	104,420	(36,190)	(30,726)

Information for Plans with PBO / APBO in Excess of Plan Assets

	12/31/2009	12/31/2008	12/31/2009	12/31/2008
	(In thousands of dollars)
1. Projected Benefit Obligation/ Accumulated Postretirement Benefit Obligation	$258,592	$229,039	$—	$—
2. Accumulated Benefit Obligation / Accumulated Postretirement Benefit Obligation	237,257	202,475	—	—
3. Fair Value of Plan Assets	243,369	206,729	—	—

Information for Plans with PBO / APBO Less Than Plan Assets

	12/31/2009	12/31/2008	12/31/2009	12/31/2008
	(In thousands of dollars)
1. Projected Benefit Obligation/ Accumulated Postretirement Benefit Obligation	$—	$—	$—	$—
2. Accumulated Benefit Obligation / Accumulated Postretirement Benefit Obligation	—	—	24,144	25,282
3. Fair Value of Plan Assets	—	—	38,920	30,190

The changes in the projected benefit obligation are as follows:

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Change in Projected Benefit Obligation	12/31/2009	12/31/2008	12/31/2009	12/31/2008
		(In thousands of dollars)
1. Benefit Obligation at Beginning of Year	$229,039	$207,431	$25,282	$73,357
2. Company Service Cost	8,154	8,677	1,280	3,886
3. Interest Cost	14,300	13,950	1,463	4,966
4. Plan Participants’ Contributions	—	—	281	539
5. Net Actuarial (Gain)/Loss due to Assumption Changes	17,428	(7,725)	359	3,523
6. Net Actuarial (Gain)/Loss due to Plan Experience	(5,800)	11,317	(2,490)	(49)
7. Benefit Payments from Fund	(4,988)	(4,381)	(467)	(1,265)
8. Benefit Payments Directly by Company	(231)	(230)	(738)	(496)
9. Plan Amendments	690	—	(721)	(59,179)
10. Other Adjustment			(105)	—
11. Benefit Obligation at End of Year	$258,592	$229,039	$24,144	$25,282
The changes in the fair value of the net assets available for plan benefits are as follows:

Change in Plan Assets

	12/31/2009	12/31/2008	12/31/2009	12/31/2008
		(In thousands of dollars)
1. Fair Value of Plan Assets at Beginning of Year	$206,729	$258,536	$30,190	$50,215
2. Company Contributions	10,000	33,000	—	—
3. Benefit Payments from Fund	(4,988)	(4,381)	(467)	(1,265)
4. Actual Return on Assets	31,628	(80,426)	9,197	(18,760)
5. Fair Value of Plan Assets at End of Year	243,369	206,729	38,920	30,190

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Change in Net Actuarial Loss/(Gain)
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
		(In thousands of dollars)
1. Net Actuarial Loss/(Gain) at end of prior year	$101,646	$(1,211)	$27,319	$1,320
2. Amortization Credit/(Cost) For Year	(6,330)	(510)	(1,704)	—
3. Liability Loss/(Gain)	11,627	3,593	(2,131)	3,473
4. Asset Loss/(Gain)	(16,288)	99,774	(6,967)	22,526
5. Net Actuarial Loss/(Gain) at year end	$90,655	$101,646	$16,517	$27,319

Change in Accumulated Other Comprehensive Income (AOCI)

1. AOCI in Prior Year	$104,420	$2,247	$(30,726)	$2,737
2. Increase/(Decrease) in AOCI
a. Recognized during year — Net Recognized Transition
Transition (Obligation)/Asset	—	—	—	(283)
b. Recognized during year — Prior Service (Cost)/Credit	(716)	(683)	6,059	—
c. Recognized during year — Net Actuarial (Losses)/Gains	(6,330)	(510)	(1,704)	—
d. Occurring during year — Prior Service Cost	690	—	(721)	(59,179)
e. Occurring during year — Net Actuarial Losses/(Gains)	(4,661)	103,366	(9,098)	25,999
f. Increase (decrease) due to adoption of SFAS 158	N/A	N/A	N/A	N/A
g. Other adjustments	—	—	—	—
3. AOCI in Current Year	$93,403	$104,420	$(36,190)	$(30,726)

Amortizations Expected to be Recognized During Next Fiscal Year

	12/31/2009	12/31/2008	12/31/2009	12/31/2008

		(In thousands of dollars)
1. Amortization of Net Transition
Obligation/(Asset)	$—	$—	$—	$—
2. Amortization of Prior Service Cost/(Credit)	559	632	(6,138)	(6,059)
3. Amortization of Net Losses/(Gains)	5,754	6,876	1,025	1,888

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Actuarial Assumptions
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate	6.00%	6.50%	5.75%	6.50%
2. Rate of Compensation Increase	3.00%	3.00%	N/A	N/A
3. Social Security Increase	N/A	N/A	N/A	N/A
4. Pension Increases for Participants In-Payment Status	N/A	N/A	N/A	N/A
Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate	6.50%	6.50%	6.50%	6.50%
2. Expected Long-term Return on Plan Assets	7.50%	7.50%	7.50%	7.50%
3. Rate of Compensation Increase	3.00%	4.50%	N/A	N/A
4. Social Security Increase	N/A	N/A	N/A	N/A
5. Pension Increases for Participants In-Payment Status	N/A	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year	N/A	N/A	8.50%	8.00%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate	N/A	N/A	2017	2015
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

During 2009 we moved a significant portion of the pension plan assets from equity securities to fixed income securities. The weighted-average asset allocations of the plans are as follows:

	Pension Plan		Other Postretirement
			Benefits
Plan Assets
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
Allocation of Assets at year end
1. Equity Securities	30%	70%	100%	100%
2. Debt Securities	70%	19%	0%	0%
3. Real Estate	0%	2%	0%	0%
4. Other	0%	9%	0%	0%

5. Total	100%	100%	100%	100%

Target Allocation of Assets
1. Equity Securities	30%	77%	100%	100%
2. Debt Securities	70%	20%	0%	0%
3. Real Estate	0%	3%	0%	0%
4. Other	0%	0%	0%	0%

5. Total	100%	100%	100%	100%
In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value of our benefit plan assets:
Level 1 – Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs include equity securities, mutual funds, money market funds and certain U.S. Treasury securities and obligations of the U.S. government.
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs include certain municipal, corporate and foreign bonds.
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. There are no securities that utilize Level 3 inputs.
To determine the fair value of securities in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model.
The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31 2009.
Assets at Fair Value as of December 31, 2009

Pension Plan	Level 1	Level 2	Level 3	Total
	(in thousands of dollars)
Mutual Funds	$46,938	$—	$—	$46,938
Common Stocks	33,171	—	—	33,171
Corporate Bonds	—	129,435	—	129,435
U.S. Government Securities	10,332	—	—	10,332
Municipals	—	5,616	—	5,616
Foreign Bonds	—	15,834	—	15,834
Foreign Stocks	2,043	—	—	2,043

Total Assets at fair value	$92,484	$150,885	$—	$243,369

Our pension plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:
Fixed income allocation
•	Protect actuarial benefit payment stream through asset liability matching

•	Reduce volatility of investment returns compared to actuarial benefit liability
Equity allocation
•	Protect long tailed liabilities through the use of equity portfolio

•	Achieve competitive investment results
The primary focus in developing asset allocation ranges for the portfolio is the assessment of the portfolio’s investment objectives and the level of risk that is acceptable to obtain those objectives. To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum
Fixed income	60%	100%
Equity	0%	40%
Cash equivalents	0%	10%

Investment in international oriented funds is limited to a maximum of 25% of the equity range.
The following table sets forth by level, within the fair value hierarchy, the postretirement plan assets at fair value as of December 31 2009.
Assets at Fair Value as of December 31, 2009

Postretirement Plan	Level 1	Level 2	Level 3	Total
	(in thousands of dollars)
Mutual Funds	$38,920	$—	$—	$38,920

Total Assets at fair value	$38,920	$—	$—	$38,920

     Our postretirement plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:
•	Total return should exceed growth in the Consumer Price Index

•	Achieve competitive investment results
The primary focus in developing asset allocation ranges for the portfolio is the assessment of the portfolio’s investment objectives and the level of risk that is acceptable to obtain those objectives. To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum
Fixed income	0%	10%
Equity	90%	100%
Given the long term nature of this portfolio and the lack of any immediate need for significant cash flow, it is anticipated that the equity investments will consist of growth stocks and will typically be at the higher end of the allocation ranges above. Investment in international oriented funds is limited to a maximum of 18% of the portfolio.

The following tables show the actual and estimated future contributions and actual and estimated future benefit payments.

	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Company Contributions
	12/31/2009	12/31/2008	12/31/2009	12/31/2008
		(In thousands of dollars)
Company Contributions for the Year Ending:
1. Current - 1	$33,230	$10,530	$—	$4,383
2. Current	10,231	33,230	—	—
3. Current + 1	10,575	10,284	—	—

Benefits Paid Directly by the Company

	12/31/2009	12/31/2008	12/31/2009	12/31/2008
		(In thousands of dollars)
Benefits Paid Directly by the Company for the Year Ending:
1. Current - 1	$230	$230	$1,761	$1,478
2. Current	231	230	1,205	1,761
3. Current + 1	575	284	1,427	1,817

Plan Participants’ Contributions

	12/31/2009	12/31/2008	12/31/2009	12/31/2008
		(In thousands of dollars)
Plan Participants’ Contributions for the Year Ending:
1. Current - 1	$—	$—	$539	$495
2. Current	—	—	281	539
3. Current + 1	—	—	409	436

Benefit Payments (Total)

	12/31/2009	12/31/2008	12/31/2009	12/31/2008
		(In thousands of dollars)
Actual Benefit Payments for the Year Ending:
1. Current - 1	$4,611	$5,685	$1,222	$983
2. Current	5,218	4,611	923	1,222
Expected Benefit Payments for the Year Ending:
3. Current + 1	7,734	6,169	1,018	1,380
4. Current + 2	8,827	7,256	1,238	1,608
5. Current + 3	10,287	8,444	1,454	1,920
6. Current + 4	11,500	9,655	1,567	2,140
7. Current + 5	13,892	10,895	1,824	2,224
8. Current + 6 - 10	83,034	75,028	11,926	14,354
The following other postretirement benefit payments, which reflect future service, are expected to be paid in the following fiscal years:

		Other Postretirement
	Benefits
	Gross	Medicare Part	Net
	Benefits	D Subsidy	Benefits
		(In thousands of dollars)
Fiscal Year
2010	1,018	—	1,018
2011	1,238	—	1,238
2012	1,454	—	1,454
2013	1,567	—	1,567
2014	1,824	—	1,824
Years 2015 - 2019	11,926	—	11,926
Health care sensitivities

For measurement purposes, an 8.0% health care trend rate was used for pre-65 benefits for 2009. In 2010, the rate is assumed to be 8.5%, decreasing to 5.0% by 2017 and remaining at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands of dollars)
Effect on total service and interest cost components	$340	$(294)
Effect on postretirement benefit obligation	2,654	(2,327)
We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a profit sharing contribution of up to 5% of each participant’s eligible compensation. We provide a matching 401(k) savings contribution on employees’ before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. We recognized profit sharing expense and 401(k) savings plan expense of $3.1 million, $4.5 million and $2.7 million in 2009, 2008 and 2007, respectively.

12.	Income taxes

Net deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands of dollars)
Total deferred tax assets	$558,445	$396,024
Total deferred tax liabilities	(323,126)	(124,903)

Net deferred tax asset before valuation allowance	235,319	271,121
Valuation allowance	(238,490)	—

Net deferred tax (liability ) asset	$(3,171)	$271,121

The components of the net deferred tax (liability) asset as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands of dollars)
Unearned premium reserves	$18,668	$32,769
Convertible debentures	(34,208)	(41,137)
Net operating loss	299,582	—
Loss reserves	101,550	69,875
Unrealized (appreciation) depreciation in investments	(55,840)	27,521
Alternative minimum tax credit carryforward	—	27,719
Mortgage investments	19,073	17,765
Deferred compensation	19,621	18,605
Investments in joint ventures	(208,787)	(74,560)
Premium deficiency reserves	67,615	159,018
Loss due to “other than temporary” impairments	16,858	16,669
Other, net	(8,813)	16,877

Net deferred tax asset before valuation allowance	235,319	271,121
Valuation allowance	(238,490)	—

Net deferred tax (liability) asset	$(3,171)	$271,121

We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have reduced our benefit from income tax by establishing a valuation allowance during 2009.

In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction. The reserves are included in taxable income in future years when they are released for statutory accounting purposes or when the taxpayer elects to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. Since the tax effect on these reserves exceeded the gross deferred tax assets less deferred tax liabilities, we believe that all gross deferred tax assets recorded in periods prior to the quarter ended March 31, 2009 were fully realizable. Therefore, we established no valuation reserve.

In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $431.5 million. Therefore, the remaining contingency reserves were released for tax purposes and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. The valuation allowance, established during 2009, reduced our benefit from income taxes by $238.5 million.

Recently enacted legislation expands the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million has been recorded in the Consolidated Statement of Operations for the carryback of current year losses. Since the carryback period includes years where we have not reached final agreements on the amount of taxes due with the IRS, the receipt of any taxes recoverable may be delayed and subject to any final settlement.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $856 million of net operating loss carryforwards on a regular tax basis and $130 million of net operating loss carryforwards for computing the alternative minimum tax as of December 31, 2009. Any unutilized carryforwards are scheduled to expire at the end of tax year 2029.

The following summarizes the components of the benefit for income taxes:

	2009	2008	2007
	(In thousands of dollars)
Current	$(621,170)	$(654,245)	$(369,507)
Deferred	175,194	250,940	(465,580)
Other	3,200	5,507	1,110

Benefit for income taxes	$(442,776)	$(397,798)	$(833,977)

We received $437.5 million, $938.1 million and $176.3 million in federal income tax in 2009, 2008 and 2007, respectively. These proceeds were primarily from the redemption of tax and loss bonds. At December 31, 2009, 2008 and 2007, we owned $0, $431.5 million and $1,319.6 million, respectively, of tax and loss bonds.

The reconciliation of the federal statutory income tax benefit rate to the effective income tax benefit rate is as follows:

	2009	2008	2007
Federal statutory income tax benefit rate	(35.0)%	(35.0)%	(35.0)%
Valuation allowance	13.5	—	—
Tax exempt municipal bond interest	(3.6)	(7.5)	(2.6)
Other, net	—	0.5	0.3

Effective income tax benefit rate	(25.1)%	(42.0)%	(37.3)%

The Internal Revenue Service (“IRS”) has completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and has issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process is ongoing and may last for an extended period of time, although it is possible that a final resolution may be reached during 2010. The assessment for unpaid taxes related to the REMIC issue for these years is $197.1 million in taxes and accuracy-related penalties, plus applicable interest. Other adjustments during taxable years 2000 through 2007 are not material, and have been agreed to with the IRS. On July 2, 2007, we made a payment of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. Although the resolution of this issue is uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolution of this matter differs materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.

Under current guidance, when evaluating a tax position for recognition and measurement, an entity shall presume that the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. The interpretation adopts a benefit recognition model with a two-step approach, a more-likely-than-not threshold for recognition and derecognition, and a measurement attribute that is the greatest amount of benefit that is cumulatively greater than 50% likely of being realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized tax benefits
	2009	2008	2007
	(in millions of dollars)
Balance at beginning of year	$87.9	$86.1	$81.0
Additions based on tax positions related to the current year	0.3	0.7	1.1
Additions for tax positions of prior years	2.9	1.1	4.0
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at end of year	$91.1	$87.9	$86.1

All of the unrecognized tax benefits would affect our effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. During 2009, we recognized $1.2 million in interest. As of December 31, 2009 and 2008 we had $22.6 million and $21.4 million of accrued interest related to uncertain tax positions, respectively. The statute of limitations related to the consolidated federal income tax return is closed for all tax years prior to 2000.

The establishment of this liability requires estimates of potential outcomes of various issues and requires significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows. Although it is reasonably possible that a significant change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range due to the uncertainty of the potential outcomes.

13.	Shareholders’ equity, dividend restrictions and statutory capital

Effective January 1, 2009 we adopted new accounting guidance regarding accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. The guidance requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. The guidance requires retrospective application. As such, amounts relating to 2008 have been retrospectively adjusted to reflect our adoption of this guidance. The effect of this adoption increased our shareholder’s equity by $77.3 million in 2008. (See note 2.)

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

A portion of the net proceeds of the offering along with the net proceeds of the debentures was used to increase the capital of MGIC, our principal insurance subsidiary, and a portion was also used for our general corporate purposes. (See Note 7.)

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

The senior notes and convertible debentures, discussed in Notes 6 and 7, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. Payment of dividends from our insurance subsidiaries, which historically has been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. During the first three quarters of 2008, MGIC paid three quarterly dividends of $15 million each to our holding company, which increased the cash resources of our holding company. MGIC paid no such dividends in 2009. In 2010 and 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI. There can be no assurances that such approvals can be obtained in order to service the debt at our holding company In addition, under the terms of the Fannie Mae Agreement and the Freddie Mac Notification, MGIC may not pay dividends to our holding company without the GSE’s approval, however the GSEs have consented to dividends of not more than $100 million in the aggregate to purchase existing debt obligations of our holding company or to pay such obligations at maturity. Our other insurance subsidiaries can pay $3.9 million of dividends to our holding company with regulatory notice in 2010.

In 2008 and 2007, we paid dividends of $8.2 million and $63.8 million, respectively, or $0.075 per share in 2008 and $0.775 per share in 2007. In the fourth quarter of 2008, we suspended the payment of dividends.

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
The statutory net income, surplus and the contingency reserve liability of the insurance subsidiaries (excluding the non-insurance companies), as well as the surplus contributions made to MGIC and other insurance subsidiaries and dividends paid by MGIC to us, are as follows:

Year Ended	Net (loss)		Contingency
December 31,	Income	Surplus	Reserve
	(In thousands of dollars)
2009	$(44,669)	$1,442,407	$417,587
2008	$(172,196)	$1,612,953	$2,087,265
2007	$467,928	$1,352,455	$3,465,428

		Surplus contributions
		made to other
	Surplus contributions	insurance
Year Ended	made to MGIC	subsidiaries	Dividends paid by MGIC
December 31,	by the parent company	by the parent company	to the parent company
		(In thousands of dollars)
2009	$—	$—	$—
2008	550,000	175,000	170,000
2007	—	35,000	320,000
Statutory capital
The Office of the Commissioner of Insurance of Wisconsin is MGIC’s principal insurance regulator. To assess a mortgage guaranty insurer’s capital adequacy, Wisconsin’s insurance regulations require that a mortgage guaranty insurance company maintain “policyholders position” of not less than a minimum computed under a formula. Policyholders position is the insurer’s net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums, with credit given for authorized reinsurance. The minimum required by the formula (“MPP”) depends on the insurance in force and whether the loans insured are primary insurance or pool insurance and further depends on the LTV ratio of the individual loans and their coverage percentage (and in the case of pool insurance, the amount of any deductible). If a mortgage guaranty insurer does not meet MPP it may be prohibited from writing new business until its policyholders position meets the minimum.
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
At December 31, 2009, MGIC exceeded MPP by $213 million, and we exceeded MPP by $300 million on a combined basis. At December 31, 2009 MGIC’s risk-to-capital was 19.4:1 and was 22.1:1 on a combined basis. See Note 1 – “Nature of business – Capital” for a discussion of our capital plans.
Share-based compensation plans
We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. Awards under our plans generally vest over periods ranging from one to five years.
The compensation cost that has been charged against income for the share-based plans was $15.2 million, $17.4 million and $19.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. The related income tax benefit recognized for the share-based compensation plans was $5.3 million, $6.1 million and $6.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
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
A summary of option activity in the stock incentive plans during 2009 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option
Outstanding, December 31, 2008	$56.03	2,514,150

Granted	—	—
Exercised	—	—
Forfeited or expired	47.98	(215,750)

Outstanding, December 31, 2009	$56.78	2,298,400

There were no options granted in 2009, 2008 or 2007. For the year ended December 31, 2007, the total intrinsic value of options exercised (i.e., the difference in the market price at exercise and the price paid by the employee to exercise the option) was $0.7 million. The total amount of value received from exercise of options was $2.9 million and the related net tax benefit realized from the exercise of those stock options was $0.3 million for the year ended December 31, 2007. There were no options exercised in 2009 or 2008.

The following is a summary of stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
Exercise		Remaining	Average		Remaining	Average
Price		Average	Exercise		Average	Exercise
Range	Shares	Life (years)	Price	Shares	Life (years)	Price
$43.70 - 47.31	876,950	1.3	$44.71	876,950	1.3	$44.71

$53.70 - 68.20	1,421,450	2.6	$64.23	1,421,450	2.6	$64.23

Total	2,298,400	2.1	$56.78	2,298,400	2.1	$56.78

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was zero. The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $5.78 as of December 31, 2009 which would have been received by the option holders had all option holders exercised their options on that date. Because our closing stock price at December 31, 2009 was below all exercise prices, none of the outstanding options had any intrinsic value.
A summary of restricted stock or restricted stock units during 2009 is as follows:

	Weighted
	Average
	Grant Date
	Fair Market
	Value	Shares
Restricted stock outstanding at December 31, 2008	$37.89	2,370,930

Granted	3.11	1,675,750
Vested	30.34	(567,990)
Forfeited	43.72	(163,380)

Restricted stock outstanding at December 31, 2009	$21.27	3,315,310

At December 31, 2009, the 3.3 million shares of restricted stock outstanding consisted of 2.3 million shares that are subject to performance conditions (“performance shares”) and 1.0 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2008 and 2007 was $15.38 and $62.17, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant. At December 31, 2009, 1,668,889 shares were available for future grant under the 2002 stock incentive plan. Of the shares available for future grant, 1,544,469 are available for restricted stock awards. The total fair value of restricted stock vested during 2009, 2008 and 2007 was $1.3 million, $3.3 million and $20.7 million, respectively.
As of December 31, 2009, there was $34.6 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the Plan. Of this total, $28.4 million of unrecognized compensation costs relate to performance shares and $6.2 million relates to time vested shares. The unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 0.8 years.
14. Leases
We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next six years. Generally, rental payments are fixed.
Total rental expense under operating leases was $6.8 million, $8.1 million and $7.7 million in 2009, 2008 and 2007, respectively.
At December 31, 2009, minimum future operating lease payments are as follows (in thousands of dollars):

2010	$5,112
2011	2,755
2012	1,674
2013	565
2014 and thereafter	464

Total	$10,570

15. Litigation and contingencies
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
Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. The Complaint also names two officers of C-BASS with respect to the Complaint’s allegations regarding C-BASS. The purported class period covered by the Complaint begins on October 12, 2006 and ends on February 12, 2008. The Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported misstatements and omissions. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the Complaint. Our motion to dismiss the Complaint was granted on February 18, 2010. Under the Court’s order, plaintiffs may, on or before March 18, 2010, move for leave to file an amended complaint. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.
Several law firms have issued press releases to the effect that they are investigating us, including whether the fiduciaries of our 401(k) plan breached their fiduciary duties regarding the plan’s investment in or holding of our common stock or whether we breached other legal or fiduciary obligations to our shareholders. With limited exceptions, our bylaws provide that our officers and 401(k) plan fiduciaries are entitled to indemnification from us for claims against them. We intend to defend vigorously any proceedings that may result from these investigations.
As we previously disclosed, for some time we have had discussions with lenders regarding their objections to rescissions that in the aggregate are material. On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. Countrywide’s complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of

California. On February 18, 2010, Countrywide filed a motion to have the case remanded to the Superior Court of the State of California in San Francisco. On February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration demand, which numbered more than 1,400 loans as of the filing of the demand. On February 25, 2010, we filed a motion to stay proceedings in the Northern District of California in view of, among other things, the parties’ arbitration agreement and the pending arbitration. We intend to defend MGIC against the allegations in Countrywide’s complaint, and to pursue the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us. Also we are unable to make a reasonable estimate of what the potential liability to us would be in the event we would be required to change our current rescission practices. During 2008 and 2009, rescissions of Countrywide-related flow loans mitigated our paid losses by approximately $100 million. In addition, we have a substantial pipeline of claims investigations involving loans related to Countrywide that we expect will eventually result in future rescissions.
Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, we have an established reserve for such obligations. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the years ended December 31, 2009, 2008 and 2007. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans on which we also provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. In the second half 2009, we experienced an increase in claims for contract underwriting remedies, which may continue. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.
See note 12 – “Income taxes” for a description of federal income tax contingencies.

16. Unaudited quarterly financial data

	Quarter				2009
2009	First	Second	Third	Fourth	Year
		(In thousands of dollars, except share data)
Net premiums written	$347,513	330,383	278,254	286,877	1,243,027
Net premiums earned	355,830	347,132	293,515	305,864	1,302,341
Investment income, net of expenses	77,173	78,036	75,528	73,941	304,678
Loss incurred, net	757,893	769,631	971,043	880,877	3,379,444
Change in premium deficiency reserves	(164,801)	(62,386)	(19,346)	(14,617)	(261,150)
Underwriting and other expenses	62,549	61,721	59,133	56,209	239,612
Net loss	(184,560)	(339,835)	(517,768)	(280,114)	(1,322,277)
Loss per share (a):
Basic	(1.49)	(2.74)	(4.17)	(2.25)	(10.65)
Diluted	(1.49)	(2.74)	(4.17)	(2.25)	(10.65)

	Quarter				2008
2008	First	Second	Third	Fourth	Year
		(In thousands of dollars, except share data)
Net premiums written	$368,454	$371,797	$365,042	$360,754	$1,466,047
Net premiums earned	345,488	350,292	342,312	355,088	1,393,180
Investment income, net of expenses	72,482	76,982	78,612	80,441	308,517
Loss incurred, net	691,648	688,143	788,272	903,438	3,071,501
Change in premium deficiency reserves	(263,781)	(158,898)	(204,240)	(129,586)	(756,505)
Underwriting and other expenses	76,986	68,236	62,424	63,668	271,314
Net loss	(34,497)	(99,885)	(115,385)	(275,588)	(525,355)
Loss per share (a):
Basic	(0.41)	(0.81)	(0.93)	(2.23)	(4.61)
Diluted	(0.41)	(0.81)	(0.93)	(2.23)	(4.61)

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
MGIC Investment Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company retrospectively adjusted its December 31, 2008 consolidated financial statements to reflect the adoption of a new accounting standard effective January 1, 2009 regarding the accounting for convertible debt instruments that may be settled for cash upon conversion (including partial cash settlement).
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
March 1, 2010

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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.
     Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
     PricewaterhouseCoopers LLP, an independent registered public accounting firm has audited the consolidated financial statements and effectiveness of internal control over financial reporting as of December 31, 2009 as stated in their report which appears herein.
Changes in Internal Control during the Fourth Quarter
     There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     This information (other than on the executive officers) will be included in our Proxy Statement for the 2010 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.
     Our Code of Business Conduct are available on our website (http://mtg.mgic.com) under the “Investor Information; Corporate Governance” links. Written copies of our Code of Business Conduct are available to any shareholder who submits a written request to our Secretary, addressed to: MGIC Investment Corporation, Secretary, P.O. Box 488, Milwaukee, WI 53201. We intend to disclose on our website any waivers and amendments to our Code of Business Conduct that are required to be disclosed under Item 5.05 of Form 8-K.
Item 11. Executive Compensation.
     This information will be included in our Proxy Statement for the 2010 Annual Meeting of Shareholders and is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2010 Annual Meeting of Shareholders, and is hereby incorporated by reference.
     The table below sets forth certain information, as of December 31, 2009, about options outstanding under our 1991 Stock Incentive Plan (the “1991 Plan”) and our 2002 Stock Incentive Plan (the “2002 Plan”). Other than under these plans, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units issued under the Deferred Compensation Plan for Non-Employee Directors, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

(b)
		Weighted	(c)
	(a)	Average	Number of Securities
	Number of Securities	Exercise Price of	Remaining Available For
	to be Issued Upon	Outstanding	Future Issuance Under Equity
	Exercise of	Options,	Compensation Plans
	Outstanding Options,	Warrants and	(Excluding Securities
	Warrants and Rights	Rights	Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	2,298,400	$56.78	1,668,889	*
Equity compensation plans not approved by security holders		- 0 -	- 0 -
Total	2,298,400	$56.78	1,668,889	*

*	All of these shares are available under the 2002 Plan. The 2002 Plan provides that the number of shares available is increased by the number of shares that must be purchased at a purchase price of not less than fair market value as a condition to the award of restricted stock. The 2002 Plan limits the number of shares awarded as restricted stock or deliverable under restricted stock units to 5,900,000 shares, of which 1,544,469 shares remained available at December 31, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     To the extent applicable, this information will be included in our Proxy Statement for the 2010 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.
     This information will be included in our Proxy Statement for the 2010 Annual Meeting of Shareholders, and is hereby incorporated by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a)
1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:
Consolidated statements of operations for each of the three years in the period ended December 31, 2009

Consolidated balance sheets at December 31, 2009 and 2008

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2009

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2009

Notes to consolidated financial statements

Report of independent registered public accounting firm

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:
Schedules at and for the specified years in the three-year period ended December 31, 2009:
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

The report of independent registered public accounting firm on the financial statement schedules in included in Item 8 of this annual report as a combined opinion with the consolidated financial statements.
3.	Exhibits. The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item and, except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-K. Exhibit 32 is not filed as part of this Form 10-K but accompanies this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2010.
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
Chairman of the Board, Chief Executive
Officer and Director
/s/ Kenneth M. Jastrow, II Kenneth M. Jastrow, II, Director
/s/ J. Michael Lauer J. Michael Lauer
Executive Vice President and	/s/ Daniel P. Kearney
Chief Financial Officer (Principal Financial Officer)	Daniel P. Kearney, Director

/s/ Timothy J. Mattke	/s/ Michael E. Lehman
Timothy J. Mattke	Michael E. Lehman, Director
Vice President and Controller
(Principal Accounting Officer)

/s/ James A. Abbott	/s/ William A. McIntosh
James A. Abbott, Director	William A. McIntosh, Director

/s/ Karl E. Case	/s/ Leslie M. Muma
Karl E. Case, Director	Leslie M. Muma, Director

/s/ David S. Engelman	/s/ Donald T. Nicolaisen
David S. Engelman, Director	Donald T. Nicolaisen, Director

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2009

			Amount at
	Amortized	Fair	which shown in
Type of Investment	Cost	Value	the balance sheet
	(In thousands of dollars)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$736,668	$735,188	$735,188
States, municipalities and political subdivisions	4,607,936	4,735,601	4,735,601
Foreign governments	112,603	112,992	112,992
Public utilities	—	—	—
All other corporate bonds	1,634,633	1,667,793	1,667,793

Total fixed maturities	7,091,840	7,251,574	7,251,574
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	2,892	2,891	2,891

Total equity securities	2,892	2,891	2,891

Total investments	$7,094,732	$7,254,465	$7,254,465

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2009 and 2008

		As adjusted
		(Note A)
	2009	2008
	(In thousands of dollars)
ASSETS

Fixed maturities (amortized cost, 2009-$5,220; 2008-$1,032)	$5,280	$1,032
Cash and cash equivalents	79,160	393,851
Investment in subsidiaries, at equity in net assets	1,897,427	3,038,012
Accounts receivable — affiliates	1,344	1,303
Income taxes receivable — affiliates	27,742	—
Accrued investment income	136	403
Other assets	9,799	13,676

Total assets	$2,020,888	$3,448,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:

Short and long-term debt	$377,098	$698,446
Convertible debentures	291,785	272,465
Income taxes payable — affiliates	—	27,013
Accrued interest	49,404	16,118
Other liabilities	20	2

Total liabilities	718,307	1,014,044

Shareholders’ equity
Common stock, $1 par value, shares authorized 300,000,000; shares issued 2009 - 130,163,060; 2008 - 130,118,744; outstanding 2009 - 125,101,057 ; 2008 - 125,068,350	130,163	130,119
Paid-in capital	443,294	440,542
Treasury stock (shares at cost, 2009 - 5,062,003; 2008 - 5,050,394)	(269,738)	(276,873)
Accumulated other comprehensive income (loss), net of tax	74,155	(106,789)
Retained earnings	924,707	2,247,234

Total shareholders’ equity	1,302,581	2,434,233

Total liabilities and shareholders’ equity	$2,020,888	$3,448,277

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
For the Years Ended December 31, 2009, 2008 and 2007

		As adjusted
		(Note A)
	2009	2008	2007
	(In thousands of dollars)
Revenues:
Equity in undistributed net loss of subsidiaries	$(1,326,671)	$(617,813)	$(1,967,700)
Dividends received from subsidiaries	—	170,000	320,000
Investment income, net of expenses	1,026	10,136	7,596
Realized investment (losses) gains, net	(38)	113	—
Other income	27,378	1,740	—

Total losses	(1,298,305)	(435,824)	(1,640,104)

Expenses:
Operating expenses	350	515	300
Interest expense	89,266	81,074	41,986

Total expenses	89,616	81,589	42,286

Loss before tax	(1,387,921)	(517,413)	(1,682,390)

(Credit) provision for income tax	(65,644)	7,942	(12,372)

Net loss	(1,322,277)	(525,355)	(1,670,018)

Other comprehensive income (loss), net	180,944	(177,464)	4,886

Comprehensive loss	$(1,141,333)	$(702,819)	$(1,665,132)

See accompanying supplementary notes to Parent Company condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands of dollars)
Cash flows from operating activities:
Net loss	$(1,322,277)	$(525,355)	$(1,670,018)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in undistributed net loss of subsidiaries	1,326,671	617,813	1,967,700
(Increase) decrease in accounts receivable — affiliates	(41)	496	59
(Increase) decrease in income taxes receivable	(54,755)	37,858	(4,504)
Decrease (increase) in accrued investment income	267	560	(450)
Decrease (increase) in other assets	3,877	(1,439)	620
Increase (decrease) in other liabilities	33,304	7,883	(1,138)
Other	(2,053)	(15,042)	17,779

Net cash (used in) provided by operating activities	(15,007)	122,774	310,048

Cash flows from investing activities:
Transactions with subsidiaries	(1,050)	(745,784)	(87,500)
Purchase of fixed maturities	(6,618)	(37,200)	(274,177)
Sale of fixed maturities	2,336	299,038	38,703

Net cash used in investing activities	(5,332)	(483,946)	(322,974)

Cash flows from financing activities:
Dividends paid to shareholders	—	(8,159)	(63,819)
(Repayment of) proceeds from note payable	(200,000)	—	300,000
Repayment of long-term debt	(94,352)	(100,000)	(200,000)
Repayment of short-term debt	—	—	(87,110)
(Repayment of) net proceeds from convertible debentures	—	377,199	—
Proceeds from reissuance of treasury stock	—	383,959	1,484
Payments for repurchase of common stock	—	—	(75,659)
Common stock shares issued	—	75,758	2,098

Net cash (used in) provided by financing activities	(294,352)	728,757	(123,006)

Net (decrease) increase in cash and cash equivalents	(314,691)	367,585	(135,932)
Cash and cash equivalents at beginning of year	393,851	26,266	162,198

Cash and cash equivalents at end of year	$79,160	$393,851	$26,266

See accompanying supplementary notes to Parent Company condensed financial statements.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT COMPANY ONLY
SUPPLEMENTARY NOTES
Note A
     The accompanying Parent Company financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in Item 8 of this annual report. Certain amounts in the 2008 financial statements have been retrospectively adjusted to reflect the adoption of a new accounting standard regarding convertible debt. See Note 2 to our consolidated financial statements in Item 8.
Note B
     Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders’ surplus and payment of dividends. The maximum amount of dividends that our insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders’ surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years. MGIC cannot currently pay any dividends without regulatory approval. Our other insurance subsidiaries can pay $3.9 million of dividends with regulatory notice.
     In 2009, we did not pay cash dividends. In 2008 and 2007, we paid cash dividends of $8.2 million and $63.8 million, respectively, or $0.075 per share in 2008 and $0.775 per share in 2007.

MGIC INVESTMENT CORPORATION
SCHEDULE IV — REINSURANCE
MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2009, 2008 and 2007

			Assumed		Percentage
		Ceded to	From		of Amount
	Gross	Other	Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
	(In thousands of dollars)
Year ended December 31,
2009	$1,406,977	107,975	3,339	1,302,341	0.3%

2008	$1,601,610	212,018	3,588	1,393,180	0.3%

2007	$1,430,964	$171,794	$3,220	$1,262,390	0.3%

INDEX TO EXHIBITS
[Item 15(a)3]

Exhibit
Number	Description of Exhibit
2.1	Securities Purchase Agreement, dated as of September 14, 2007, by and among, Mortgage Guaranty Insurance Corporation, Radian Guaranty Inc. and Sherman Capital LLC(1)

2.2	Securities Repurchase Agreement, between Sherman Financial Group LLC and Mortgage Guaranty Insurance Corporation, dated as of August 13, 2008.(2)

2.3	Credit Agreement, between Sherman Financial Group LLC and Mortgage Guaranty Insurance Corporation, dated as of August 13, 2008.(3)

3.1	Articles of Incorporation, as amended.(4)

3.2	Amended and Restated Bylaws, as amended on January 28, 2010

4.1	Article 6 of the Articles of Incorporation (included within Exhibit 3.1)

4.2	Amended and Restated Bylaws (included as Exhibit 3.2)

4.3	Amended and Restated Rights Agreement, dated as of July 7, 2009, between MGIC Investment Corporation and Wells Fargo Bank, National Association, which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Shares.(5)

4.3.1	Amendment to Amended and Restated Rights Agreement, dated as of November 30, 2009, between MGIC Investment Corporation and Wells Fargo Bank, National Association.(6)

4.3.2	Amendment to Amended and Restated Rights Agreement, dated as of December 10, 2009, between MGIC Investment Corporation and Wells Fargo Bank, National Association.(7)

4.3.3	Amendment to Amended and Restated Rights Agreement, dated as of December 29, 2009 between MGIC Investment Corporation and Wells Fargo Bank, National Association.(8)

4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee(9)

4.5	[Reserved]

Exhibit
Number	Description of Exhibit
4.6	Indenture, dated as of March 28, 2008 between U.S. Bank National Association, as trustee, and MGIC Investment Corporation.(13)

[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 602(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan(14)

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan(15)

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan(16)

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan(17)

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(18)

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(19)

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(20)

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(21)

10.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)(22)

10.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement(23)

10.2.8	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008).(24)

10.2.9	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008).(25)

10.2.10	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008).(26)

10.2.11	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008).(27)

10.2.12	Amendment to Restricted Stock and Restricted Stock Unit Agreement, dated as of December 8, 2008, between MGIC Investment Corporation and Curt S. Culver(28)

10.2.13	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and Certain of its Officers(29)

10.2.14	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and its Directors(30)

Exhibit
Number	Description of Exhibit
10.2.15	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009).(31)

10.2.16	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009).(32)

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan(33)

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended(34)

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan.(35)

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan(36)

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan(37)

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan(38)

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan(39)

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan(40)

10.6	Executive Bonus Plan

10.7	Supplemental Executive Retirement Plan(41)

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors (As Amended in February 2009)(42)

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors(43)

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors(44)

10.11.1	Form of Key Executive Employment and Severance Agreement(45)

10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement(46)

10.11.3	Form of Letter Agreement Amending Certain of the Company’s Key Executive Employment and Severance Agreements.(47)

10.11.4	Supplemental Plan for Executives covered by MGIC Investment Corporation Key Executive Employment and Severance Agreements.(48)

10.12	Form of Agreement Not to Compete(49)

11	Statement re: computation of per share earnings

Exhibit
Number	Description of Exhibit
21	Direct and Indirect Subsidiaries and Joint Venture

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”).

99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.(51)

99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.(52)
     The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: our Annual Reports on Form 10-K for the years ended December 31, 1993, 1994, 1997, 1999, 2001, 2002, 2003, 2004, 2005, 2006, or 2008 (the “1993 10-K,” “1994 10-K,” “1997 10-K,” “1999 10-K,” “2001 10-K,” “2002 10-K,” “2003 10-K,” “2004 10-K,” “2005 10-K,” “2006 10-K,” and “2008 10-K,” respectively); our Annual Report on Form 10-K/A for the year ended December 31, 2007 (the “2007 10-K/A”); our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2005 or 2008, June 30, 1994, 1998, 2007 or 2008 or September 30, 2004 (the “March 31, 2005 10-Q,” “March 31, 2008 10-Q,” “June 30, 1994 10-Q,” “June 30, 1998 10-Q,” “June 30, 2007 10-Q,” “June 30, 2008 10-Q,” and “September 30, 2004 10-Q,” respectively); our Registration Statement on Form 8-A filed July 27, 1999 (the “8-A”), as amended by Amendment No. 1 filed October 29, 2002 (the “8-A/A-No. 1”), by Amendment No. 2 filed May 14, 2004 (the “8-A/A-No. 2”), by Amendment No. 3 filed July 10, 2009 (the “8-A/A-No. 3”), and by Amendment No. 4 filed December 29, 2009 (the “8-A/A-No. 4”); our Current Reports on Form 8-K dated October 17, 2000 (the “October 2000 8-K”), February 1, 2005 (the “February 2005 8-K), January 31, 2006 (the “January 2006 8-K”), September 15, 2006 (the “September 2006 8-K”), September 20, 2007 (the “September 2007 8-K”), June 23, 2008 (the “June 2008 8-K”), August 13, 2008 (the “August 2008 8-K”), April 7, 2009 (the “April 2009 8-K”), November 30, 2009 (the “November 2009 8-K”), December 10, 2009 (the “December 2009 8-K”), February 18, 2010 (the “February 2010 8-K”); or to our Proxy Statement for our 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”). The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

(1)        Exhibit 2.1 to the September 2007 8-K.
(2)        Exhibit 2.1 to the August 2008 8-K.
(3)        Exhibit 2.2 to the August 2008 8-K.
(4)        Exhibit 3.1 to the June 30, 2008 10-Q.
(5)        Exhibit 4.1 to the 8-A/A-No. 3.
(6)     Exhibit 4.1 to the November 2009 8-K.

(7)         Exhibit 4.1 to the December 2009 8-K.
(8)         Exhibit 4.2 to the 8-A/A-No. 4.
(9)         Exhibit 4.1 to the October 2000 8-K.
(10)         [Reserved]
(11)         [Reserved]
(12)         [Reserved]
(13)         Exhibit 4.6 to the March 31, 2008 10-Q.
(14)         Exhibit 10.1 to the 2002 10-K.
(15)         Exhibit 10.1.1 to the 2002 10-K.
(16)         Exhibit 10.2 to the 2002 10-K.
(17)         Exhibit 10.2.1 to the 2002 10-K.
(18)         Exhibit 10.2.1 to the 2005 10-K.
(19)         Exhibit 10.2.2 to the 2005 10-K.
(20)         Exhibit 10.2.4 to the 2006 10-K.
(21)         Exhibit 10.2.5 to the 2006 10-K.
(22)         Exhibit 10.2.4 to the 2004 10-K
(23)         Exhibit 10.2.5 to the 2004 10-K.
(24)         Exhibit 10.2.8 to the March 31, 2008 10-Q.
(25)         Exhibit 10.2.9 to the March 31, 2008 10-Q.
(26)         Exhibit 10.2.10 to the March 31, 2008 10-Q.
(27)         Exhibit 10.2.11 to the March 31, 2008 10-Q.
(28)         Exhibit 10.2.12 to the 2008 10-K.
(29)         Exhibit 10.2.13 to the 2008 10-K.
(30)         Exhibit 10.2.14 to the 2008 10-K.
(31)         Exhibit 10.2.15 to the 2008 10-K.

(32)         Exhibit 10.2.16 to the 2008 10-K.
(33)         Exhibit 10.7 to the 1999 10-K.
(34)         Exhibit B to the 2005 Proxy Statement.
(35)         Exhibit 10.9 to the 1999 10-K.
(36)         Exhibit 10.4.1 to the 2001 10-K.
(37)         Exhibit 10.4.2 to the 2001 10-K.
(38)         Exhibit 10.10 to the 1999 10-K.
(39)         Exhibit 10.5.1 to the 2001 10-K.
(40)         Exhibit 10.5.2 to the 2001 10-K.
(41)         Exhibit 10.7 to the June 30, 2007 10-Q.
(42)         Exhibit 10.8 to the 2008 10-K.
(43)         Exhibit 10.24 to the 1993 10-K.
(44)         Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.
(45)         Exhibit 10.11.1 to the 2008 Form 10-K.
(46)         Exhibit 10.11.2 to the 2008 Form 10-K.
(47)         Exhibit 10.11.3 to the April 2009 8-K.
(48)         Exhibit 10.1 to the February 2010 8-K.
(49)         Exhibit 10.3 to the February 2005 8-K.
(50)         [Reserved]
(51)         Exhibit 99.1 to the 2008 10-K.
(52)         Exhibit 99.2 to the 2008 10-K.
Supplementary List of the Exhibits which relate to management contracts or compensatory plans or arrangements:

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

10.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)

10.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement

10.2.8	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008)

10.2.9	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008)

10.2.10	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008)

10.2.11	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008)

10.2.12	Amendment to Restricted Stock and Restricted Stock Unit Agreement, dated as of December 8, 2008, between MGIC Investment Corporation and Curt S. Culver

10.2.13	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and Certain of its Officers

10.2.14	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and its Directors

10.2.15	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009)

10.2.16	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009)

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan

10.6	Executive Bonus Plan

10.7	Supplemental Executive Retirement Plan

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors

10.11.1	Form of Key Executive Employment and Severance Agreement

10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement

10.11.3	Form of Letter Agreement Amending Certain of the Company’s Key Executive Employment and Severance Agreements

10.11.4	Supplemental Plan for Executives Covered by MGIC Investment Corporation Key Executive Employment and Severance Agreements

10.12	Form of Agreement Not to Compete