Form 10-Q
period 2010-03-31
MGIC INVESTMENT CORP
filed 2010-05-10
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to ______
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

YES ☒	NO ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	04/30/10	200,445,416

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2010 (Unaudited) and December 31, 2009

	March 31,	December 31,
	2010	2009
ASSETS	(In thousands of dollars)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2010-$7,301,464; 2009-$7,091,840)	$7,467,294	$7,251,574
Equity securities (cost, 2010-$2,922; 2009-$2,892)	2,943	2,891

Total investment portfolio	7,470,237	7,254,465

Cash and cash equivalents	818,123	1,185,739
Accrued investment income	78,285	79,828
Reinsurance recoverable on loss reserves (note 4)	339,427	332,227
Prepaid reinsurance premiums	3,342	3,554
Premiums receivable	86,749	90,139
Home office and equipment, net	28,745	29,556
Deferred insurance policy acquisition costs	8,689	9,022
Income taxes recoverable (note 11)	266,905	275,187
Other assets	149,915	144,702
Total assets	$9,250,417	$9,404,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$6,648,106	$6,704,990
Premium deficiency reserves (note 12)	179,620	193,186
Unearned premiums	265,052	280,738
Short- and long-term debt (note 2)	377,156	377,098
Convertible debentures (note 3)	297,321	291,785
Other liabilities	325,208	254,041

Total liabilities	8,092,463	8,101,838

Contingencies (note 5)

Shareholders' equity:
Common stock, $1 par value, shares authorized 460,000,000; shares issued, 2010 - 130,163,060; 2009 - 130,163,060; shares outstanding, 2010 - 125,561,696; 2009 - 125,101,057	130,163	130,163
Paid-in capital	431,532	443,294
Treasury stock (shares at cost, 2010 - 4,601,364; 2009 - 5,062,003)	(222,894)	(269,738)
Accumulated other comprehensive income, net of tax (note 9)	79,945	74,155
Retained earnings	739,208	924,707

Total shareholders' equity	1,157,954	1,302,581

Total liabilities and shareholders' equity	$9,250,417	$9,404,419

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$275,134	$377,954
Assumed	797	1,463
Ceded	(19,873)	(31,904)

Net premiums written	256,058	347,513
Decrease in unearned premiums, net	15,894	8,317

Net premiums earned	271,952	355,830
Investment income, net of expenses	68,859	77,173
Realized investment gains, net	32,954	8,441
Total other-than-temporary impairment losses	(6,052)	(25,702)
Portion of losses recognized in other comprehensive income, before taxes	-	-
Net impairment losses recognized in earnings	(6,052)	(25,702)
Other revenue	3,057	19,442

Total revenues	370,770	435,184

Losses and expenses:
Losses incurred, net	454,511	757,893
Change in premium deficiency reserves (note 12)	(13,566)	(164,801)
Underwriting and other expenses, net	59,945	62,549
Reinsurance fee	-	26,407
Interest expense	21,018	23,926

Total losses and expenses	521,908	705,974

Loss before tax	(151,138)	(270,790)
Benefit from income taxes	(1,047)	(86,230)

Net loss	$(150,091)	$(184,560)

Loss per share (note 6):
Basic	$(1.20)	$(1.49)
Diluted	$(1.20)	$(1.49)

Weighted average common shares outstanding - diluted (shares in thousands, note 6)	124,889	123,999

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2009 and Three Months Ended March 31, 2010 (unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (loss)	earnings	(loss) income
	(In thousands of dollars)

Balance, December 31, 2008	$130,119	$440,542	$(276,873)	$(106,789)	$2,247,234

Net loss	-	-	-	-	(1,322,277)	$(1,322,277)
Change in unrealized investment gains and losses, net	-	-	-	154,358	-	154,358
Noncredit component of impairment losses, net	-	-	-	(1,764)	-	(1,764)
Common stock shares issued upon debt conversion	44	263	-	-	-
Reissuance of treasury stock, net	-	(11,613)	7,135	-	(545)
Equity compensation	-	14,102	-	-	-
Defined benefit plan adjustments, net	-	-	-	10,704	-	10,704
Unrealized foreign currency translation adjustment	-	-	-	17,646	-	17,646
Other	-	-	-	-	295
Comprehensive loss	-	-	-	-	-	$(1,141,333)

Balance, December 31, 2009	$130,163	$443,294	$(269,738)	$74,155	$924,707

Net loss	-	-	-	-	(150,091)	$(150,091)
Change in unrealized investment gains and losses, net	-	-	-	6,206	-	6,206
Reissuance of treasury stock, net	-	(14,148)	46,844	-	(35,408)
Equity compensation	-	2,386	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	(416)	-	(416)
Comprehensive loss (note 9)	-	-	-	-	-	$(144,301)

Balance, March 31, 2010	$130,163	$431,532	$(222,894)	$79,945	$739,208

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,

	2010	2009
	(In thousands of dollars)
Cash flows from operating activities:
Net loss	$(150,091)	$(184,560)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred insurance policy acquisition costs	1,723	2,073
Capitalized deferred insurance policy acquisition costs	(1,390)	(1,310)
Depreciation and amortization	12,627	17,350
Decrease (increase) in accrued investment income	1,543	(3,538)
Increase in reinsurance recoverable on loss reserves	(7,200)	(70,562)
Decrease in prepaid reinsurance premiums	212	264
Decrease in premium receivable	3,390	683
(Increase) decrease in real estate acquired	(923)	13,557
(Decrease) increase in loss reserves	(56,884)	472,621
Decrease in premium deficiency reserve	(13,566)	(164,801)
Decrease in unearned premiums	(15,686)	(8,886)
Deferred tax (benefit) provision	(3,146)	41,271
Increase in income taxes recoverable (current)	8,546	278,455
Realized investment gains, excluding impairment losses	(32,954)	(8,441)
Net investment impairment losses	6,052	25,702
Other	50,698	19,786
Net cash (used in) provided by operating activities	(197,049)	429,664

Cash flows from investing activities:
Purchase of fixed maturities	(1,330,501)	(1,142,507)
Purchase of equity securities	(30)	(24)
Proceeds from sale of fixed maturities	986,547	738,040
Proceeds from maturity of fixed maturities	157,828	114,125
Net increase (decrease) in payable for securities	15,589	(4,513)
Net cash used in investing activities	(170,567)	(294,879)

Cash flows from financing activities:
Repayment of long-term debt	-	(19,422)
Net cash used in financing activities	-	(19,422)

Net (decrease) increase in cash and cash equivalents	(367,616)	115,363
Cash and cash equivalents at beginning of period	1,185,739	1,097,334
Cash and cash equivalents at end of period	$818,123	$1,212,697

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Note 1 - Basis of presentation and summary of certain significant accounting policies

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K.

In the opinion of management such financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly present our financial position and results of operations for the periods indicated. The results of operations for the three months ended March 31, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010.

Capital

At March 31, 2010, Mortgage Guaranty Insurance Corporation’s (“MGIC”) policyholders position exceeded the required regulatory minimum by approximately $143 million, and we exceeded the required minimum by approximately $215 million on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At March 31, 2010 MGIC’s risk-to-capital was 20.2:1 and was 23.2:1 on a combined statutory basis.

The insurance laws or regulations of 17 states, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1.  Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any contribution of the proceeds from the common stock and the concurrent convertible notes offering to MGIC discussed in Note 13 – “Subsequent Events”, could reach 40 to 1 or even higher.

In December 2009, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, the minimum risk-to-capital ratio. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these states. These waivers expire at various times, with the earliest expiration being December 31, 2010. Some jurisdictions have denied the request because a waiver is not authorized under the jurisdictions’ statutes or regulations and others may deny the request on other grounds. The OCI and other state insurance departments, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or other state insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, MGIC would be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC raised additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the states that have risk-to-capital ratio limits represented approximately 50% of new insurance written in 2009. If we were prevented from writing new business in all states, our insurance operations would be in run-off, meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid, on those loans, until we either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow us to once again write new business.

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its risk-to-capital ratio requirements will not modify or revoke the waiver, that it will renew the waiver when it expires or that we could raise additional capital to comply with the risk-to-capital requirement.

We are in the final stages of implementing a plan to write new mortgage insurance in MIC in selected jurisdictions in order to address the likelihood that in the future MGIC will not meet the minimum regulatory capital requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which minimum requirements are present. In December 2009, the OCI also approved a transaction under which MIC will be eligible to write new mortgage guaranty insurance policies only in jurisdictions where MGIC does not meet minimum capital requirements similar to those waived by the OCI and does not obtain a waiver of those requirements from that jurisdiction’s regulatory authority. MIC has received the necessary approvals to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business due to MGIC’s failure to meet applicable regulatory capital requirements and obtain waivers of those requirements.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in those 16 other jurisdictions in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements and if MGIC fails to obtain relief from those requirements or a specified waiver of them.

On February 11, 2010, Freddie Mac notified MGIC (the “Freddie Mac Notification”) that it may utilize MIC to write new business in states in which MGIC does not meet minimum regulatory capital requirements to write new business and does not obtain appropriate waivers of those requirements. This conditional approval to use MIC as a “Limited Insurer” will expire December 31, 2012. This conditional approval includes terms substantially similar to those in the Fannie Mae Agreement.

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011 and Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution without prior approval from each GSE, which limits the amount of business MIC can write. We believe that the amount of capital that MGIC has contributed to MIC will be sufficient to write business for the term of the Fannie Mae Agreement in the jurisdictions in which MIC is eligible to do so. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force, even in scenarios in which we fail to meet regulatory capital requirements, we cannot assure you that the events that lead to us failing to meet regulatory capital requirements would not also result in our not having sufficient claims paying resources. Furthermore, our estimates of our claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any dispute resolution proceedings related to rescissions that we make.

Historically, claims submitted to us on policies we rescinded were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid and incurred losses. In 2009, rescissions mitigated our paid losses by $1.2 billion and in the first quarter of 2010, rescissions mitigated our paid losses by $373 million (both of these figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we can give no assurance that rescissions will continue to mitigate paid losses at the same level we have recently experienced.

Our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009, compared to $0.6 billion in the first quarter of 2010; both of these figures include the benefit of claims not paid as well as the impact on our loss reserves.  In recent quarters, approximately 25% of claims received in a quarter have been resolved by rescissions.  At March 31, 2010, we had 241,244 loans in our primary delinquency inventory; the resolution of a material portion of these loans will not involve claims.

In addition, if the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy.  Countrywide Home Loans, Inc. and an affiliate (“Countrywide”) has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims. We have filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking material damages. For more information about this lawsuit and arbitration case, see Note 5. In addition, we continue to discuss with other lenders their objections to material rescissions and are involved in other arbitration proceedings with respect to rescissions that are not collectively material in amount.

Holding company liquidity

See Note 13 - “Subsequent Events” for information related to our proceeds from the sale of common stock and issuance of convertible senior notes in April 2010.

At March 31, 2010, we had approximately $85 million in short-term investments at our holding company. Prior to the offerings referred to above, these investments were virtually all of our holding company’s liquid assets. As of March 31, 2010, our holding company’s obligations included $78.4 million of debt which is scheduled to mature in September 2011 and $300 million of Senior Notes due in November 2015, both of which must be serviced pending scheduled maturity.  On an annual basis, as of March 31, 2010 our use of funds at the holding company for interest payments on our Senior Notes approximated $21 million. As a result of the offering of Convertible Senior Notes referred to above, our annual interest payments increased by $17.3 million. See Note 3 for a discussion of our $389.5 million in junior convertible debentures due in 2063, including our election to defer payment of interest on these debentures.

The senior notes and convertible debentures, discussed in Notes 2, 3 and 13 are obligations of our holding company, and not of its subsidiaries. Payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2010 and 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI. There can be no assurances that such approvals can be obtained in order to service the debt at our holding company.

New Accounting Guidance

In January 2010 new accounting guidance was issued that expands the current disclosures on fair value measurements. The guidance will require the disclosure of transfers in and out of levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and separate presentation of purchases, sales, issuances and settlements for level 3 securities, on a gross basis rather than as one net number. The new guidance also clarifies the level of disaggregation required to be disclosed for each class of assets and liabilities and provides clarification on the appropriate disclosures of inputs and valuation techniques used to measure fair value for both recurring and non recurring measurements in levels 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the level 3 securities. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have evaluated the provisions of this guidance and there is no significant impact on our financial statements disclosures.

In June 2009 new accounting guidance intended to improve financial reporting by companies involved with variable interest entities was issued. The guidance is effective for annual reporting periods beginning after November 15, 2009. We have evaluated the provisions of this guidance and there is no impact on our financial statements and disclosures.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2009 amounts to conform to 2010 presentation.

Note 2 - Short- and long-term debt, excluding convertible debentures discussed in Note 3

At March 31, 2010 and December 31, 2009 we had approximately $78.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015 outstanding. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the  designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes.  A designated subsidiary is any of our consolidated subsidiaries which has shareholder’s equity of at least 15% of our consolidated shareholders equity. We were in compliance with all covenants at March 31, 2010.

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

At March 31, 2010 and December 31, 2009, the fair value of the amount outstanding under our Senior Notes was $316.1 million and $293.2 million, respectively. The fair value of our Senior Notes was determined using publicly available trade information.

Interest payments on all long-term and short-term debt, excluding the convertible debentures, were $2.2 million and $8.7 million for the three months ended March 31, 2010 and 2009, respectively.

Note 3 – Convertible debentures and related derivatives

At March 31, 2010 and December 31, 2009 we had $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding. The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At March 31, 2010 and December 31, 2009 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $297.3 million and $291.8 million, respectively, with the unamortized discount reflected in equity. At March 31, 2010 and December 31, 2009 we also had $55.0 million and $35.8 million, respectively, of deferred interest outstanding on the convertible debentures which is included in other liabilities on the consolidated balance sheet. The debentures rank junior to all of our existing and future senior indebtedness.

The debentures were sold in private placements to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Interest on the debentures is payable semi-annually in arrears on April 1 and October 1 of each year. As long as no event of default with respect to the debentures has occurred and is continuing, we may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures. Violations of the covenants under the Indenture governing the debentures, including covenants to provide certain documents to the trustee, are not events of default under the Indenture and would not allow the acceleration of amounts that we owe under the debentures.  Similarly, events of default under, or acceleration of, any of our other obligations, including those described in Note 2 – “Short- and long-term debt, excluding convertible debentures discussed in Note 3” would not allow the acceleration of amounts that we owe under the debentures.  However, violations of the events of default under the Indenture, including a failure to pay principal when due under the debentures and certain events of bankruptcy, insolvency or receivership involving our holding company would allow acceleration of amounts that we owe under the debentures.

Interest on the debentures that would have been payable on the scheduled interest payment dates beginning with April 1, 2009 has been deferred for 10 years past the scheduled payment date. During this 10-year deferral period the deferred interest will continue to accrue and compound semi-annually to the extent permitted by applicable law at an annual rate of 9%. We also have the right to defer interest that is payable on subsequent scheduled interest payment dates if we give notice as required by the debentures. Any deferral of such interest would be on terms equivalent to those described above.

When interest on the debentures is deferred, we are required, not later than a specified time, to use reasonable commercial efforts to begin selling qualifying securities to persons who are not our affiliates. The specified time is one business day after we pay interest on the debentures that was not deferred, or if earlier, the fifth anniversary of the scheduled interest payment date on which the deferral started. Qualifying securities are common stock, certain warrants and certain non-cumulative perpetual preferred stock. The requirement to use such efforts to sell such securities is called the Alternative Payment Mechanism. The common shares issued in April 2010, discussed in Note 13 “Subsequent Events”, are qualifying securities. We have 180 days from the date of issuance of these shares to use the proceeds to pay deferred interest if we elect to do so with such proceeds.

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

The debentures are currently convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. If a holder elects to convert their debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for the deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In 2009, we issued 44,316 shares of our common stock on conversion of $478,000 principal amount of our convertible debentures and related deferred interest.

In lieu of issuing shares of common stock upon conversion of the debentures occurring after April 6, 2013, we may, at our option, make a cash payment to converting holders equal to the value of all or some of the shares of our common stock otherwise issuable upon conversion.

The fair value of the convertible debentures was approximately $427.5 million and $254.3 million, respectively, at March 31, 2010 and December 31, 2009, as determined using available pricing for these debentures or similar instruments.

See Note 13 - “Subsequent Events” for information related to our sale of common stock and issuance of convertible senior notes in April 2010.

Note 4 – Reinsurance

The reinsurance recoverable on loss reserves related to captive agreements was approximately $304 million at March 31, 2010 and $297 million at December 31, 2009. The total fair value of the trust fund assets under our captive agreements at March 31, 2010 was $562 million, compared to $547 million at December 31, 2009. During 2009, $119 million of trust fund assets were transferred to us as a result of captive terminations. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and there was a corresponding decrease in our reinsurance recoverable on loss reserves, which is offset by a decrease in our net losses paid. There were no captive terminations during the first quarter of 2010.

Note 5 – Litigation and contingencies

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

In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce, which regulates insurance, we provided the Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the Minnesota Department of Commerce, and beginning in March 2008 that Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions. In addition, beginning in June 2008, we have received subpoenas from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the Minnesota Department of Commerce, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

Since October 2007, we have been involved in an investigation conducted by the Division of Enforcement of the SEC.  The investigation appears to involve disclosure and financial reporting by us and by a co-investor regarding our respective investments in our Credit-Based Asset Servicing and Securitization (“C-BASS”) joint venture.  We have provided documents to the SEC and a number of our executive officers, as well as other employees, have testified.  This matter is ongoing and no assurance can be given that the SEC staff will not recommend an enforcement action against our company or one or more of our executive officers or other employees.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010.  On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleges that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also names two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS.  The purported class period covered by the Complaint begins on February 6, 2007 and ends on August 13, 2007. The Amended Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On April 12, 2010, we filed a motion in opposition to Plaintiff’s motion for leave to amend its complaint. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the Amended Complaint. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

As we previously disclosed, for some time we have had discussions with lenders regarding their objections to rescissions that in the aggregate are material. On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California. On March 30, 2010, the Court ordered the case remanded to the Superior Court of the State of California in San Francisco. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration demand, which numbered more than 1,400 loans as of the filing of the demand. On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the Superior Court of the State of California and asserting various defenses to the relief sought by MGIC in the arbitration.  The response also seeks damages of at least $150 million, exclusive of interest and costs, as a result of purported breaches of flow insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions.

We provide an outsourced underwriting service to our customers known as contract underwriting. Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, we have an established reserve for such obligations.  The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the three months ended March 31, 2010 and 2009. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans on which we also provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half 2009, we experienced an increase in claims for contract underwriting remedies, which may continue. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

See note 11 – “Income taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (loss) per share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities with non-forfeitable rights to dividends of 1.8 million for both the three months ended March 31, 2010 and 2009 because they were anti-dilutive due to our reported net loss.  Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debentures (issued in March 2008). In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. The following is a reconciliation of the weighted average number of shares; however for the three months ended March 31, 2010 and 2009 common stock equivalents of 34.1 million and 29.4 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended
	March 31,

	2010	2009
	(in thousands)

Weighted-average shares - Basic	124,889	123,999
Common stock equivalents	-	-

Weighted-average shares - Diluted	124,889	123,999

See Note 13 - “Subsequent Events” for information related to our sale of common stock and issuance of convertible senior notes in April 2010.

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at March 31, 2010 and December 31, 2009 are shown below. Debt securities consist of fixed maturities and short-term investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010:	Cost	Gains	Losses (1)	Value
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,159,323	$7,965	$(1,079)	$1,166,209
Obligations of U.S. states and political subdivisions	4,052,546	154,849	(39,473)	4,167,922
Corporate debt securities	1,893,159	47,742	(7,426)	1,933,475
Residential mortgage-backed securities	88,865	4,748	(1,506)	92,107
Debt securities issued by foreign sovereign governments	107,571	1,211	(1,201)	107,581
Total debt securities	7,301,464	216,515	(50,685)	7,467,294
Equity securities	2,922	25	(4)	2,943

Total investment portfolio	$7,304,386	$216,540	$(50,689)	$7,470,237

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009:	Cost	Gains	Losses (1)	Value
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$736,668	$4,877	$(6,357)	$735,188
Obligations of U.S. states and political subdivisions	4,607,936	187,540	(59,875)	4,735,601
Corporate debt securities	1,532,571	40,328	(9,158)	1,563,741
Residential mortgage-backed securities	102,062	3,976	(1,986)	104,052
Debt securities issued by foreign sovereign governments	112,603	1,447	(1,058)	112,992
Total debt securities	7,091,840	238,168	(78,434)	7,251,574
Equity securities	2,892	3	(4)	2,891

Total investment portfolio	$7,094,732	$238,171	$(78,438)	$7,254,465

(1) At March 31, 2010 and December 31, 2009, gross unrealized losses for residential mortgage-backed securities include $1.8 million in other-than-temporary impairment losses recorded in other comprehensive income, since the adoption of new guidance on other-than-temporary impairments.

The amortized cost and fair values of debt securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
March 31, 2010	Cost	Value
	(In thousands of dollars)

Due in one year or less	$552,964	$554,561
Due after one year through five years	2,814,325	2,887,534
Due after five years through ten years	1,338,697	1,381,866
Due after ten years	1,995,238	2,062,366
	6,701,224	6,886,327

Residential mortgage-backed securities	88,865	92,107
Auction rate securities (1)	511,375	488,860

Total at March 31, 2010	$7,301,464	$7,467,294

(1) At March 31, 2010, 98% of auction rate securities had a contractual maturity greater than 10 years.

At March 31, 2010 and December 31, 2009, the investment portfolio had gross unrealized losses of $50.7 million and $78.4 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$222,153	$1,079	$-	$-	$222,153	$1,079
Obligations of U.S. states and political subdivisions	784,176	22,407	338,587	17,066	1,122,763	39,473
Corporate debt securities	505,697	7,426	-	-	505,697	7,426
Residential mortgage-backed securities	8,715	1,323	870	183	9,585	1,506
Debt issued by foreign sovereign governments	53,056	1,122	6,788	79	59,844	1,201
Equity securities	1,130	4	-	-	1,130	4
Total investment portfolio	$1,574,927	$33,361	$346,245	$17,328	$1,921,172	$50,689

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$434,362	$6,357	$-	$-	$434,362	$6,357
Obligations of U.S. states and political subdivisions	926,860	29,390	398,859	30,485	1,325,719	59,875
Corporate debt securities	453,804	9,158	-		453,804	9,158
Residential mortgage-backed securities	8,743	1,764	870	222	9,613	1,986
Debt issued by foreign sovereign governments	56,122	1,058	-	-	56,122	1,058
Equity securities	2,398	4	-	-	2,398	4
Total investment portfolio	$1,882,289	$47,731	$399,729	$30,707	$2,282,018	$78,438

There were 368 securities in an unrealized loss position at March 31, 2010. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at March 31, 2010 and December 31, 2009, compared to the interest rates at the time of purchase as well as the illiquidity premium applied in our auction rate securities discounted cash flow model, offset by improvements in the credit spreads on non-governmental securities. Of those securities in an unrealized loss position greater than 12 months at March 31, 2010, 72 securities had a fair value greater than 80% of amortized cost and no securities had a fair value less than 80% of amortized cost.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the first three months of 2010 we recognized OTTI in earnings of $6.1 million, compared to $25.7 million in the first three months of 2009. Our OTTI for the first quarter of 2010 was primarily related to securities for which we had the intent to sell.

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income (loss) for the three months ended March 31, 2010.

(In thousands of dollars)

Beginning balance at December 31, 2009	$1,021
Addition for the amount related to the credit loss for which an OTTI was not previously recognized	-
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	-
Reductions for securities sold during the period (realized)	-
Ending balance at March 31, 2010	$1,021

We held approximately $489 million in auction rate securities (ARS) backed by student loans at March 31, 2010.  ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately 97% guaranteed by the United States Department of Education.  At March 31, 2010, 90% of our ARS portfolio was AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At March 31, 2010, our entire ARS portfolio, consisting of 47 investments, was subject to failed auctions; however, we received calls at par for $29.2 million in ARS from the period when the auctions began to fail through March 31, 2010. To date, we have collected all interest due on our ARS.

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

The net realized investment gains (losses) are as follows:

	Three months ended
	March 31,
	2010	2009
	(In thousands of dollars)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$26,636	$(17,409)
Equity securities	38	124
Other	228	24

	$26,902	$(17,261)

In the first quarter of 2010, there were gross realized gains on the sale of fixed income investments of $35.7 million offset by gross realized losses on the sale of fixed income securities of $3.0 million and OTTI losses of $6.1 million. In the first three months of 2009, there were gross realized gains on the sale of fixed income investments of $17.9 million offset by gross realized losses on the sale of fixed income securities of $9.5 million and OTTI losses of $25.7 million. The net realized gains on investments during 2009 was primarily the result of reducing the proportion of our investment portfolio in tax exempt municipal securities while increasing the proportion of taxable securities principally since the tax benefits of holding tax exempt municipal securities are no longer available based on our current net loss position. The majority of the gross realized losses on sales during 2009 were due to credit concerns related to these securities which became more pronounced in the first half of 2009.

Note 8 – Fair value measurements

Fair value measurements for items measured at fair value included the following as of March 31, 2010 and December 31, 2009:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousand of dollars)
March 31, 2010
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,166,209	$1,166,209	$-	$-
Obligations of U.S. states and political subdivisions	4,167,922	-	3,800,006	367,916
Corporate debt securities	1,933,475	2,523	1,800,886	130,066
Residential mortgage-backed securities	92,107	20,617	71,490	-
Debt securities issued by foreign sovereign governments	107,581	98,420	9,161	-
Total debt securities	7,467,294	1,287,769	5,681,543	497,982
Equity securities	2,943	2,622	-	321
Total investments	$7,470,237	$1,290,391	$5,681,543	$498,303
Real estate acquired (1)	4,753	-	-	4,753

December 31, 2009
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$735,188	$735,188	$-	$-

Obligations of U.S. states and political subdivisions	4,735,601	-	4,365,260	370,341

Corporate debt securities	1,563,741	2,559	1,431,844	129,338
Residential mortgage-backed securities	104,052	23,613	80,439	-

Debt securities issued by foreign sovereign governments	112,992	101,983	11,009	-
Total debt securities	7,251,574	863,343	5,888,552	499,679
Equity securities	2,891	2,570	-	321
Total investments	$7,254,465	$865,913	$5,888,552	$500,000
Real estate acquired (1)	3,830	-	-	3,830

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no significant transfers of securities between Level 1 and Level 2 during the first quarter of 2010.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2010 and 2009 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(in thousand of dollars)
Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830
Total realized/unrealized losses:

Included in earnings and reported as losses incurred, net	-	-	-	-	(376)
Included in other comprehensive income	907	728	-	1,635	-

Purchases, issuances and settlements	(3,332)	-	-	(3,332)	1,299
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at March 31, 2010	$367,916	$130,066	$321	$498,303	$4,753

Amount of total losses included in earnings for the three months ended March 31, 2010 attributable to the change in unrealized losses on assets still held at March 31, 2010	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(in thousand of dollars)
Balance at December 31, 2008	$395,388	$150,241	$321	$545,950	$32,858
Total realized/unrealized losses:

Included in earnings and reported as realized investment losses, net	-	(10,107)	-	(10,107)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(153)

Included in other comprehensive income	-	751	-	751	-
Purchases, issuances and settlements	(1,876)	(2,435)	-	(4,311)	(13,404)
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at March 31, 2009	$393,512	$138,450	$321	$532,283	$19,301

Amount of total losses included in earnings for the three months ended March 31, 2009 attributable to the change in unrealized losses on assets still held at March 31, 2009	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7. Fair value disclosures related to our debt are included in Notes 2 and 3.

Note 9 - Comprehensive income

Our total other comprehensive income was as follows:

	Three months ended
	March 31,

	2010	2009
	(In thousands of dollars)

Net loss	$(150,091)	$(184,560)
Other comprehensive income (loss)	5,790	76,461

Total other comprehensive loss	$(144,301)	$(108,099)

Other comprehensive income (loss) (net of tax):
Change in unrealized gains and losses on investments	$6,206	$77,234
Noncredit component of impairment loss	-	-
Unrealized foreign currency translation adjustment	(416)	(773)

Other comprehensive income (loss)	$5,790	$76,461

At March 31, 2010, accumulated other comprehensive income of $79.9 million included $107.8 million of net unrealized gains on investments, ($37.2) million relating to defined benefit plans and $9.3 million related to foreign currency translation adjustment. At December 31, 2009, accumulated other comprehensive income of $74.2 million included $101.6 million of net unrealized gains on investments, ($37.2) million relating to defined benefit plans and $9.8 million related to foreign currency translation adjustment.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended
	March 31,

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2010	2009	2010	2009
	(In thousands of dollars)

Service cost	$2,184	$2,045	$324	$301
Interest cost	3,821	3,672	340	400
Expected return on plan assets	(3,597)	(3,821)	(720)	(553)
Recognized net actuarial loss	1,438	1,719	256	472
Amortization of transition obligation	-	-	-	-
Amortization of prior service cost	140	158	(1,535)	(1,515)

Net periodic benefit cost	$3,986	$3,773	$(1,335)	$(895)

We previously disclosed in our financial statements for the year ended December 31, 2009 that we expected to contribute approximately $10.0 million and zero, respectively, to our pension and postretirement plans in 2010. We have not yet made any such contributions to the pension plan.

Note 11 – Income Taxes

Valuation Allowance

We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have reduced our benefit from income tax by establishing a valuation allowance.

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

In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $431.5 million. Therefore, the remaining contingency reserves were released for tax purposes and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance.  We have reduced our benefit from income taxes due to the establishment of a valuation allowance for the three months ended March 31, 2010 and March 31, 2009 as follows:

	Three months ended
	March 31,
	2010	2009
	($ in millions)
Benefit from income taxes	$(60.7)	$(117.2)
Valuation allowance	59.7	31.0

Tax provision (benefit)	$(1.0)	$(86.2)

The total valuation allowance as of March 31, 2010 and December 31, 2009 is $298.2 million and $238.5 million, respectively.

Recently enacted legislation expands the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million has been recorded during 2009 in the Consolidated Statement of Operations for the carryback of 2009 losses.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1.1 billion of net operating loss carryforwards on a regular tax basis and $323 million of net operating loss carryforwards for computing the alternative minimum tax as of March 31, 2010. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 and 2030.

The Internal Revenue Service (“IRS”) has completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and has issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process is ongoing and may last for an extended period of time, but at this time it is difficult to predict with any certainty when it may conclude. The assessment for unpaid taxes related to the REMIC issue for these years is $197.1 million in taxes and accuracy-related penalties, plus applicable interest. Other adjustments during taxable years 2000 through 2007 are not material, and have been agreed to with the IRS. On July 2, 2007, we made a payment on account of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. We believe, after discussions with outside counsel about the issues raised in the examinations and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result from these assessments. If the outcome of this matter differs materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.

Note 12 – Loss Reserves and Premium Deficiency Reserve

Loss Reserves

Our loss estimates are established based upon historical experience. Losses incurred for the first quarter of 2010 decreased compared to the first quarter of 2009. The default inventory decreased by 9,196 delinquencies in the first quarter of 2010, compared to an increase of 13,530 in the first quarter of 2009. The estimated severity remained relatively stable in the first quarter of 2010 and increased in the first quarter of 2009. The estimated claim rate remained relatively flat in both the first quarter of 2010 and the first quarter of 2009.

The decrease in delinquencies experienced during the first quarter of 2010 was generally across all markets and all book years. However the age of the default inventory continues to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory

	Q1 2009		Q2 2009		Q3 2009		Q4 2009		Q1 2010

Missed payments
3 payments or less	49,638	25%	50,297	24%	53,615	23%	48,252	19%	36,256	15%
4 - 11 payments	89,861	46%	93,704	44%	97,435	41%	98,210	39%	90,816	38%
12 payments or more	56,219	29%	68,236	32%	84,560	36%	103,978	42%	114,172	47%

Total primary default inventory (1)	195,718	100%	212,237	100%	235,610	100%	250,440	100%	241,244	100%

(1)
At March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010 14,805, 15,337, 16,802, 16,389 and 17,384 loans in default, respectively, were in our claims received inventory.

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions, we can give no assurance that rescissions will continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Rescissions mitigated our paid losses by approximately $373 million in the first quarter of 2010, compared to approximately $163 million in the first quarter of 2009. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. In the first quarter of 2010, $81 million, of the $373 mitigated, would have been applied to a deductible had the policy not been rescinded. In the first quarter of 2009, $34 million, of the $163 million mitigated, would have been applied to a deductible. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we can give no assurance that rescissions will continue to mitigate paid losses at the same level we have recently experienced.

In addition, our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition can not be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. Based upon the increase in rescission activity during 2008 and 2009, the effects rescissions have on our losses incurred have become material. While we do not incorporate an explicit rescission rate into our reserving methodology, we have estimated the effects rescissions have had on our incurred losses based upon recent rescission history, as shown in the table that follows labeled “Ever to Date Rescission Rates on Claims Received”. We estimate that rescissions mitigated our incurred losses by approximately $0.6 billion in the first quarter of 2010, compared to approximately $0.4 billion in the first quarter of 2009; both of these figures include the benefit of claims not paid as well as the impact on our loss reserves. The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2010 and December 31, 2009 the estimate of this liability totaled $142 million and $88 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in the liability affect premiums written and earned.

If the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy.  Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  We have filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking material damages. For more information about this lawsuit and arbitration case, see Note 5 – “Litigation and contingencies.”  In addition, we continue to discuss with other lenders their objections to material rescissions and are involved in other arbitration proceedings with respect to rescissions that are not collectively material in amount.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of March 31, 2010
Ever to Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q1 2008	12.6%	100.0%
Q2 2008	16.0%	100.0%
Q3 2008	21.3%	100.0%
Q4 2008	25.1%	99.9%
Q1 2009	29.3%	99.5%
Q2 2009	26.1%	98.0%
Q3 2009	24.6%	93.0%

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

A rollforward of our primary insurance default inventory for the three months ended March 31, 2010 and 2009 appears in the table below.

	Three months ended
	March 31,

	2010	2009

Default inventory at beginning of period	250,440	182,188
Plus: New Notices	53,393	68,912
Less: Cures	(49,210)	(47,337)
Less: Paids (including those charged to a deductible or captive)	(9,194)	(6,348)
Less: Rescissions and denials	(4,185)	(1,697)
Default inventory at end of period	241,244	195,718

Information about the composition of the primary insurance default inventory at March 31, 2010, December 31, 2009 and March 31, 2009 appears in the table below. Within the tables below, reduced documentation loans only appear in the reduced documentation category and do not appear in any of the other categories.

	March 31,	December 31,	March 31,
	2010	2009	2009

Total loans delinquent (1)	241,244	250,440	195,718
Percentage of loans delinquent (default rate)	18.14%	18.41%	13.51%

Prime loans delinquent (2)	148,101	150,642	106,184
Percentage of prime loans delinquent(default rate)	13.33%	13.29%	8.88%

A-minus loans delinquent (2)	34,821	37,711	31,633
Percent of A-minus loans delinquent(default rate)	38.63%	40.66%	30.91%

Subprime credit loans delinquent (2)	12,536	13,687	12,666
Percentage of subprime credit loans delinquent (default rate)	47.80%	50.72%	42.69%

Reduced documentation loans delinquent (3)	45,786	48,400	45,235
Percentage of reduced documentation loans delinquent (default rate)	44.58%	45.26%	37.31%

(1) At March 31, 2010, December 31, 2009 and March 31, 2009 41,727, 45,907 and 45,174 loans in default, respectively, related to Wall Street bulk transactions and 17,384 16,389 and 14,805 loans in default, respectively, were in our claims received inventory.
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

(3) In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under "doc waiver" programs that do not require verification of borrower income are classified by MGIC as "full documentation." Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 NIW. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality.  We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.

Pool insurance notice inventory decreased from 44,231 at December 31, 2009 to 42,664 at March 31, 2010. The pool insurance notice inventory was 35,154 at March 31, 2009.

Premium Deficiency Reserve

The components of the premium deficiency reserve at March 31, 2010, December 31, 2009 and March 31, 2009 appear in the table below.

	March 31,	December 31,	March 31,
	2010	2009	2009
	($ millions)
Present value of expected future paid losses and expenses, net of expected future premium	(1,590)	(1,730)	(2,112)

Established loss reserves	1,410	1,537	1,822

Net deficiency	$(180)	$(193)	$(290)

The decrease in the premium deficiency reserve for the three months ended March 31, 2010 was $13 million as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for the first quarter of 2010 is primarily related to lower estimated ultimate losses. The lower estimated ultimate losses are primarily due to lower estimated ultimate claim rates.

	($ millions)

Premium Deficiency Reserve at December 31, 2009		$(193)

Paid claims and LAE	121
Decrease in loss reserves	(127)
Premium earned	(32)
Effects of present valuing on future premiums, losses and expenses	(15)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(53)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses and expenses and discount rate (1)		66

Premium Deficiency Reserve at March 31, 2010		$(180)

(1)  A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

Note 13 – Subsequent Events

In April 2010 we completed the public offering and sale of 74,883,720 shares of our common stock at a price of $10.75 per share. We received net proceeds of approximately $772.3 million, after deducting underwriting discount and estimated offering expenses. The number of shares and proceeds reflect the exercise in full of the underwriters’ option to purchase additional shares of common stock. The shares of common stock sold were newly issued shares.

In April 2010 we also concurrently completed the sale of $345 million principal amount of 5% Convertible Senior Notes due in 2017.  We received net proceeds of approximately $334.5 million after deducting underwriting discount and estimated offering expenses. The principal amount and proceeds reflect the exercise in full of the underwriters’ option to purchase additional Convertible Senior Notes. Interest on the Convertible Senior Notes will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. We do not have the right to defer interest payments on the Convertible Senior Notes. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted or repurchased by us. The Senior Notes are convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. The initial conversion price represents a 25% conversion premium based on the $10.75 per share price to the public in our concurrent common stock offering. These Senior Notes will be equal in right of payment to our existing senior debt and will be senior in right of payment to our existing convertible junior debt. Debt issuance costs will be amortized over the expected life to interest expense.

We intend to use the net proceeds from the offerings to provide funds to repay at maturity or repurchase prior to maturity the $78.4 million outstanding principal amount of our 5.625% Senior Notes due in September 2011 and for our general corporate purposes, which may include improving liquidity by providing funds for debt service and increasing the capital of MGIC and other subsidiaries.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our subsidiary MGIC, we are the leading provider of private mortgage insurance in the United States to the home mortgage lending industry.

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2009.  We refer to this Discussion as the “10-K MD&A.” In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the delinquency table under “Results of Consolidated Operations-Losses-Losses Incurred”. The discussion of our business in this document generally does not apply to our Australian operations which are immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see “Overview—Australia” in our 10-K MD&A.

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

Outlook

At this time, we are facing two particularly significant challenges:

•	Whether we will have sufficient capital to continue to write new business. This challenge is discussed under “Capital” below.

•
Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages.  This challenge is discussed under “Fannie Mae and Freddie Mac” below.

Capital

At March 31, 2010, MGIC’s policyholders position exceeded the required regulatory minimum by approximately $143 million, and we exceeded the required minimum by approximately $215 million on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At March 31, 2010, MGIC’s risk-to-capital was 20.2:1 and was 23.2:1 on a combined statutory basis. For additional information about how we calculate risk-to-capital, see “Liquidity and Capital Resources – Risk to Capital” below.

The insurance laws or regulations of 17 states, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1.  Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any contribution of the proceeds from our April 2010 common stock and concurrent convertible notes offering to MGIC, could reach 40 to 1 or even higher.

In December 2009, the OCI issued an order waiving, until December 31, 2011, the minimum risk-to-capital ratio. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these states. These waivers expire at various times, with the earliest expiration being December 31, 2010. Some jurisdictions have denied the request because a waiver is not authorized under the jurisdictions’ statutes or regulations and others may deny the request on other grounds. The OCI and other state insurance departments, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or other state insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, MGIC would be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC raised additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the states that have risk-to-capital ratio limits represented approximately 50% of new insurance written in 2009. If we were prevented from writing new business in all states, our insurance operations would be in run-off, meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid, on those loans, until we either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow us to once again write new business.

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its risk-to-capital ratio requirements will not modify or revoke the waiver, that it will renew the waiver when it expires or that we could raise additional capital to comply with the risk-to-capital requirement. Depending on the circumstances, the amount of additional capital we might need could be substantial. See our risk factor titled “Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debentures convert their debentures into shares of our common stock”.

We are in the final stages of implementing a plan to write new mortgage insurance in MIC in selected jurisdictions in order to address the likelihood that in the future MGIC will not meet the minimum regulatory capital requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which minimum requirements are present. In December 2009, the OCI also approved a transaction under which MIC will be eligible to write new mortgage guaranty insurance policies only in jurisdictions where MGIC does not meet minimum capital requirements similar to those waived by the OCI and does not obtain a waiver of those requirements from that jurisdiction’s regulatory authority. MIC has received the necessary approvals to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business due to MGIC’s failure to meet applicable regulatory capital requirements and obtain waivers of those requirements.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in those 16 other jurisdictions in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements and if MGIC fails to obtain relief from those requirements or a specified waiver of them. The Fannie Mae Agreement, including certain restrictions imposed on us, MGIC and MIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2009.

On February 11, 2010, Freddie Mac notified MGIC (the “Freddie Mac Notification”) that it may utilize MIC to write new business in states in which MGIC does not meet minimum regulatory capital requirements to write new business and does not obtain appropriate waivers of those requirements. This conditional approval to use MIC as a “Limited Insurer” will expire December 31, 2012. This conditional approval includes terms substantially similar to those in the Fannie Mae Agreement and is summarized more fully in our Form 8-K filed with the SEC on February 16, 2010.

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011 and Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. For more information, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution without prior approval from each GSE, which limits the amount of business MIC can write. We believe that the amount of capital that MGIC has contributed to MIC will be sufficient to write business for the term of the Fannie Mae Agreement in the jurisdictions in which MIC is eligible to do so. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force, even in scenarios in which we fail to meet regulatory capital requirements, we cannot assure you that the events that lead to us failing to meet regulatory capital requirements would not also result in our not having sufficient claims paying resources. Furthermore, our estimates of our claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any dispute resolution proceedings related to rescissions that we make.

Fannie Mae and Freddie Mac

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement, which could have a material adverse effect on our revenue, results of operations or financial condition. The Obama administration and certain members of Congress have publicly stated that that they are considering proposing significant changes to the GSEs. As a result, it is uncertain what role that the GSEs will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.

For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and in the second quarter of 2010 Fannie Mae eliminated its reduced coverage program. In recent years, a majority of our volume was on loans with GSE standard coverage, a substantial portion of our volume has been on loans with reduced coverage, and a minor portion of our volume has been on loans with charter coverage. We charge higher premium rates for higher coverages. During the first quarter of 2010, the portion of our volume insured at charter coverage has been approximately the same as in the recent years and, due in part to the elimination of reduced coverage by Fannie Mae, the portion of our volume insured at standard coverage has increased. Also, the pricing changes we plan to implement on May 1, 2010 (see “—The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations”.) would eliminate a lender’s incentive to use Fannie Mae charter coverage in place of standard coverage. However, to the extent lenders selling loans to Fannie Mae in the future did choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

Both of the GSEs have policies which provide guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s is Ba3, with a positive outlook; and from Standard & Poor’s is B+, with a negative outlook) For information about how these policies could affect us, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”.

Debt at our Holding Company and Holding Company Capital Resources

In April 2010 we completed the public offering and sale of 74,883,720 shares of our common stock at a price of $10.75 per share. We received net proceeds of approximately $772.3 million, after deducting underwriting discount and estimated offering expenses. In April 2010 we also concurrently completed the sale of $345 million principal amount of 5% Convertible Senior Notes due in 2017.  We received net proceeds of approximately $334.5 million after deducting underwriting discount and estimated offering expenses. These Senior Notes will be equal in right of payment to our existing senior debt and will be senior in right of payment to our existing convertible junior debt.

We intend to use the net proceeds from the offerings to provide funds to repay at maturity or repurchase prior to maturity the $78.4 million outstanding principal amount of our 5.625% Senior Notes due in September 2011 and for our general corporate purposes, which may include improving liquidity by providing funds for debt service and increasing the capital of MGIC and other subsidiaries.

At March 31, 2010, we had approximately $85 million in short-term investments at our holding company.  Prior to the offerings referred to above, these investments were virtually all of our holding company’s liquid assets. As of March 31, 2010, our holding company’s obligations included $78.4 million of debt which is scheduled to mature in September 2011 and $300 million of Senior Notes due in November 2015, both of which must be serviced pending scheduled maturity.  On an annual basis, as of March 31, 2010 our use of funds at the holding company for interest payments on our Senior Notes approximated $21 million. As a result of the offering of Convertible Senior Notes referred to above, our annual interest payments increased by $17.3 million. See Note 3 to our consolidated financial statements for a discussion of our election to defer payment of interest on our $389.5 million in junior convertible debentures due in 2063. The annual interest payments on these debentures approximate $35 million, excluding interest on the interest payments that have been deferred.  See Notes 2, 3 and 13 to our consolidated financial statements for additional information about this indebtedness.  Prior to raising capital in the public markets in 2008 and 2010, dividends from MGIC were the principal source of our holding company’s cash inflow. The last such dividend was paid in the third quarter of 2008. In 2010 and 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI. There can be no assurances that such approvals can be obtained in order to service the debt at our holding company.

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. For the quarter ending March 31, 2010, we were notified of modifications involving loans with risk in force of approximately $734 million.

One such program is the Home Affordable Modification Program (“HAMP”), which was announced by the US Treasury in early 2009. Some of HAMP’s eligibility criteria require current information about borrowers, such as his or her current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We are aware of approximately 43,100 loans in our primary delinquent inventory at March 31, 2010 for which the HAMP trial period has begun and approximately 11,600 delinquent primary loans have cured their delinquency after entering HAMP. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP.

Under HAMP, a net present value test (the “NPV Test”) is used to determine if loan modifications will be offered. For loans owned or guaranteed by the GSEs, servicers may, depending on the results of the NPV Test and other factors, be required to offer loan modifications, as defined by HAMP, to borrowers. As of December 1, 2009, the GSEs changed how the NPV Test is used. These changes made it more difficult for some loans to be modified under HAMP. While we lack sufficient data to determine the impact of these changes, we believe that they may materially decrease the number of our loans that will participate in HAMP. In January 2010 the United States Treasury department further modified the HAMP eligibility requirements. Effective June 1, 2010 a servicer may evaluate and initiate a HAMP trial modification for a borrower only after the servicer receives certain documents that allow the servicer to verify the borrower’s income and the cause of the borrower’s financial hardship. Previously, these documents were not required to be submitted until after the successful completion of HAMP’s trial modification period. We believe that this will decrease the number of new HAMP trial modifications.

The effect on us of loan modifications depends on how many modified loans subsequently re-default, which in turn can be affected by changes in housing values. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. At this point, we cannot predict with a high degree of confidence what the ultimate re-default rate will be, and therefore we cannot ascertain with confidence whether these programs will provide material benefits to us. In addition, because we do not have information in our database for all of the parameters used to determine which loans are eligible for modification programs, our estimates of the number of loans qualifying for modification programs are inherently uncertain. If legislation is enacted to permit a mortgage balance to be reduced in bankruptcy, we would still be responsible to pay the original balance if the borrower re-defaulted on that mortgage after its balance had been reduced. Various government entities and private parties have enacted foreclosure (or equivalent) moratoriums. Such a moratorium does not affect the accrual of interest and other expenses on a loan. Unless a loan is modified during a moratorium to cure the default, at the expiration of the moratorium additional interest and expenses would be due which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

Eligibility under loan modification programs can also adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices of delinquency are a factor that increases our incurred losses.

Factors Affecting Our Results

Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•
New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. New insurance written does not include loans previously insured by us which are modified, such as loans modified under the Home Affordable Refinance Program.

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

•
The distribution of claims over the life of a book. Historically, the first two years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing price declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. See our risk factor titled “Mortgage Insurance Earnings and Cash Flow Cycle” and “–Losses Incurred” below.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at March 31, 2010 is comprised of approximately $78.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, and $389.5 million in convertible debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Notes 2 and 3 to our consolidated financial statements and under “Liquidity and Capital Resources” below. At March 31, 2010, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $297.3 million, with the unamortized discount reflected in equity. See Note 13 to our consolidated financial statements for a discussion of our 5% Convertible Senior Notes issued in April 2010.

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

Summary of 2010 First Quarter Results

Our results of operations for the first quarter of 2010 were principally affected by:

•	Net premiums written and earned

Net premiums written and earned during the first quarter of 2010 decreased when compared to the same period in 2009 due to higher levels of rescissions and an increase in our estimates for expected premium refunds due to expected rescissions, as well as a lower average insurance in force, due to reduced levels of new insurance written, offset by lower ceded premiums due to captive terminations and run-offs.

•	Investment income

Investment income in the first quarter of 2010 was lower when compared to the same period in 2009 due to a decrease in the pre-tax yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the first quarter of 2010 included $33.0 million in net realized gains on the sale of fixed income investments offset by $6.1 million in OTTI losses. Net realized losses for the first quarter of 2009 included $25.7 million in OTTI losses offset by $8.4 million in net realized gains on the sale of fixed income investments.

•	Losses incurred

Losses incurred for the first quarter of 2010 decreased compared to the first quarter of 2009. The default inventory decreased by 9,196 delinquencies in the first quarter of 2010, compared to an increase of 13,530 in the first quarter of 2009. It is too early, however, to predict whether the inventory will decline in quarters subsequent to the first quarter of 2010. The estimated severity remained relatively stable in the first quarter of 2010 and increased in the first quarter of 2009. The estimated claim rate remained relatively flat in both the first quarter of 2010 and the first quarter of 2009.

•	Premium deficiency

During the first quarter of 2010 the premium deficiency reserve on Wall Street bulk transactions declined by $13 million from $193 million, as of December 31, 2009, to $180 million as of March 31, 2010.  The decrease in the premium deficiency represents the net result of actual premiums, losses and expenses as well as a net change in assumptions primarily related to lower estimated premiums. The $180 million premium deficiency reserve as of March 31, 2010 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for the first quarter of 2010 decreased when compared to the same period in 2009.  The decrease reflects our lower contract underwriting volume as well as a reduction in headcount.

•	Interest expense

Interest expense for the first quarter of 2010 decreased when compared to the same period in 2009. The decrease is due to repaying the $200 million credit facility in the second quarter of 2009 as well as the repurchase, during 2009, of approximately $121.6 million of our Senior Notes due in September 2011. See Note 13 to our consolidated financial statements for a discussion of our 5% Convertible Senior Notes issued in April 2010.

•	Benefit from income taxes

We had a benefit from income taxes of $1.0 million in the first quarter of 2010, compared to a benefit from income taxes of $86.2 million in the first quarter of 2009.  During those periods the benefit from income taxes was reduced by the establishment of a valuation allowance.  The benefit from income taxes was reduced by $59.7 million and $31.0 million due to the establishment of a valuation allowance for the three months ended March 31, 2010 and March 31, 2009, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
	($ billions)

Total Primary NIW	$1.8	$6.4

Refinance volume as a % of primary flow NIW	25%	58%

The decrease in new insurance written on a flow basis in the first quarter of 2010, compared to the same period in 2009, was primarily due to the continued high market share of FHA, a loss of business from a major lender as a result of our rescission practices, and a lower overall origination market.

We anticipate our new insurance written for 2010 will be lower than the level written in 2009 due to the reasons noted in the preceding paragraph. Our current expectation for new insurance written for the full year 2010 is $10 billion - $15 billion. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.

Effective May 1, 2010, we began pricing our new insurance written after considering, among other things, the borrower’s credit score in a majority of states and, subject to regulatory approval, expect to implement these changes in the remaining states in the next several months. We made these rate changes to be more competitive with insurance programs offered by the FHA. Had these rate changes been in place with respect to new insurance written in the second half of 2009 and the first quarter of 2010, they would have resulted in lower premiums being charged for a substantial majority of our new insurance written. However, during the first quarter of 2010 (continuing a trend that began in the fourth quarter of 2009), the average coverage percentage of our new insurance written increased. We believe the increased coverage was due in part to the elimination of Fannie Mae’s reduced coverage program. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses”. Because we charge higher premiums for higher coverages, had our reduced premium rates been in effect during the first quarter, the effect of lower premium rates would have been largely offset by the increase in premiums due to higher coverages. We cannot predict whether our new business written in the future will continue to have higher coverages. For more information about our rate changes, see our Form 8-K that was filed with the SEC on February 23, 2010.

From time to time, in response to market conditions, we increase or decrease the types of loans that we insure. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together these exceptions accounted for less than 5% of the loans we insured in recent quarters. The changes to our underwriting guidelines since the fourth quarter of 2007 include the creation of two tiers of “restricted markets”. Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. Beginning in September 2009, we removed several markets from our restricted markets list and moved several other markets from our Tier Two restricted market list (for which our underwriting guidelines are most limiting) to our Tier One restricted market list. In addition, we have made other changes that have relaxed our underwriting guidelines and expect to continue to make changes in appropriate circumstances that will do so in the future.

Cancellations and insurance in force

New insurance written and cancellations of primary insurance in force during the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
	($ in billions)

NIW	$1.8	$6.4
Cancellations	(6.9)	(9.5)

Change in primary insurance in force	$(5.1)	$(3.1)

Direct primary insurance in force was $207.1 billion at March 31, 2010, compared to $212.2 billion at December 31, 2009 and $223.9 billion at March 31, 2009.

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.

Our persistency rate (percentage of insurance remaining in force from one year prior) was 85.6% at March 31, 2010 compared to 84.7% at December 31, 2009 and 85.1% at March 31, 2009. These improved persistency rates reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of March 31, 2010, included approximately 97,500 loans with insurance in force of approximately $15.8 billion and risk in force of approximately $4.6 billion, which is approximately 62% of our bulk risk in force.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $1.6 billion, $1.7 billion and $1.8 billion at March 31, 2010, December 31, 2009 and March 31, 2009, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits.  For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at March 31, 2010, December 31, 2009 and March 31, 2009, for $1.9 billion, $2.0 billion and $2.5 billion, respectively, risk in force is calculated at $181 million, $190 million and $149 million, respectively.

One of our pool insurance insureds is computing the aggregate loss limit under a pool insurance policy at a higher level than we are computing this limit because we believe the original aggregate limit decreases over time while the insured believes the limit remains constant.  At March 31, 2010, the difference was approximately $420 million and under our interpretation this difference will increase in August 2010 and in August of years thereafter.  This difference has had no effect on our results of operations because the aggregate paid losses plus the portion of our loss reserves attributable to this policy have been below our interpretation of the loss limit and is expected to be below that limit for some time. In addition, this difference has had no effect on our pool loss forecasts because we do not include the benefits of aggregate loss limits in those forecasts.

Net premiums written and earned

Net premiums written during the first quarter of 2010 decreased when compared to the same period in 2009 due to the following reasons:

o	higher levels of rescissions and expected rescissions, which result in a return of premium, and

o	lower average insurance in force, due to reduced levels of new insurance written.

These were offset by the following:

o
lower ceded premiums due to captive terminations and run-offs. In a captive termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. In a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans.

We expect our average insurance in force in 2010 to continue to decline. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) in the remaining quarters of 2010 to be comparable or slightly higher than those experienced in the first quarter of 2010. The level of rescissions and expected rescissions can affect the premium yields from quarter to quarter because when we rescind a loan we return the premium we received.

Risk sharing arrangements

For the quarter ended March 31, 2010, approximately 5% of our flow new insurance written was subject to arrangements with captives which was comparable to the year ended December 31, 2009. We expect the percentage of new insurance written subject to risk sharing arrangements to approximate 5% for the remainder of 2010.

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

In June 2008 we entered into a reinsurance agreement that was effective on the risk associated with up to $50 billion of qualifying new insurance written each calendar year. The term of the reinsurance agreement began on April 1, 2008 and was scheduled to end on December 31, 2010, subject to two one-year extensions that could have been exercised by the reinsurer. Due to our rating agency downgrades in the first quarter of 2009, under the terms of the reinsurance agreement we ceased being entitled to a profit commission, making the agreement less favorable to us. Effective March 20, 2009, we terminated this reinsurance agreement. The termination resulted in a reinsurance fee of $26.4 million as reflected in our results of operations for the three months ended March, 31, 2009. There are no further obligations under this reinsurance agreement.

Investment income

Investment income for the first quarter of 2010 decreased when compared to the same period in 2009 due to a decrease in the average investment yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The portfolio’s average pre-tax investment yield was 3.17% at March 31, 2010 and 3.70% at March 31, 2009.

Realized gains and other-than-temporary impairments

We had net realized investment gains of $33.0 million in the first quarter of 2010, compared to $8.4 million in the first quarter of 2009. The net realized gains on investments in 2010 are primarily the result of the sale of fixed income securities. We are in the process of reducing the proportion of our investment portfolio in tax exempt municipal securities and increasing the proportion of corporate securities. We are shifting the portfolio to taxable securities because the tax benefits of holding tax exempt municipal securities are no longer available based on our current net loss position.

Net impairment losses recognized in earnings were $6.1 million in the first quarter of 2010 compared to $25.7 million in the first quarter of 2009. The impairment losses in the first quarter of 2010 related to our fixed income investments, including credit losses related to debt instruments issued by health facilities and an OTTI on an inflation linked bond. In the first quarter of 2009 our impairment losses related to our fixed income investments, including credit losses related to collateralized debt obligations and industrial revenue bonds.

Other revenue

Other revenue for the first quarter of 2010 decreased, when compared to the same period in 2009, due to a decrease in contract underwriting revenues and gains of $11.9 million recognized in the first quarter of 2009 from the repurchase of our September 2011 Senior Notes.

Losses

As discussed in “Critical Accounting Policies” in our 10-K MD&A, and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due. Loss reserves are established based on our estimate of the number of loans in our default inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Historically, a substantial majority of borrowers have eventually cured their delinquent loans by making their overdue payments, but this percentage has decreased significantly in recent years.

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

Our estimates could also be positively affected by government efforts to assist current borrowers in refinancing to new loans, assisting delinquent borrowers and lenders in reducing their mortgage payments, and forestalling foreclosures.  In addition, private company efforts may have a positive impact on our loss development. See discussion of HAMP under “Overview – Loan Modification and Other Similar Programs.”

Losses incurred

Our loss estimates are established based upon historical experience. Losses incurred for the first quarter of 2010 decreased compared to the first quarter of 2009. The default inventory decreased by 9,196 delinquencies in the first quarter of 2010, compared to an increase of 13,530 in the first quarter of 2009. The estimated severity remained relatively stable in the first quarter of 2010 and increased in the first quarter of 2009. The estimated claim rate remained relatively flat in both the first quarter of 2010 and the first quarter of 2009.

The decrease in delinquencies experienced during the first quarter of 2010 was generally across all markets and all book years. However the age of the default inventory continues to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory

	Q1 2009		Q2 2009		Q3 2009		Q4 2009		Q1 2010

Missed payments
3 payments or less	49,638	25%	50,297	24%	53,615	23%	48,252	19%	36,256	15%
4 - 11 payments	89,861	46%	93,704	44%	97,435	41%	98,210	39%	90,816	38%
12 payments or more	56,219	29%	68,236	32%	84,560	36%	103,978	42%	114,172	47%

Total primary default inventory (1)	195,718	100%	212,237	100%	235,610	100%	250,440	100%	241,244	100%

(1)
At March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2010 14,805, 15,337, 16,802, 16,389 and 17,384 loans in default, respectively, were in our claims received inventory.

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions, we can give no assurance that rescissions will continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Rescissions mitigated our paid losses by approximately $373 million in the first quarter of 2010, compared to approximately $163 million in the first quarter of 2009. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. In the first quarter of 2010, $81 million, of the $373 mitigated, would have been applied to a deductible had the policy not been rescinded. In the first quarter of 2009, $34 million, of the $163 million mitigated, would have been applied to a deductible. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we can give no assurance that rescissions will continue to mitigate paid losses at the same level we have recently experienced.

In addition, our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition can not be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. Based upon the increase in rescission activity during 2008 and 2009, the effects rescissions have on our losses incurred have become material. While we do not incorporate an explicit rescission rate into our reserving methodology, we have estimated the effects rescissions have had on our incurred losses based upon recent rescission history, as shown in the table that follows labeled “Ever to Date Rescission Rates on Claims Received”. We estimate that rescissions mitigated our incurred losses by approximately $0.6 billion in the first quarter of 2010, compared to approximately $0.4 billion in the first quarter of 2009; both of these figures include the benefit of claims not paid as well as the impact on our loss reserves. The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2010 and December 31, 2009 the estimate of this liability totaled $142.0 million and $88.3 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in the liability affect premiums written and earned.

If the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy.  Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  We have filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking material damages. For more information about this lawsuit and arbitration case, see Part II, Item 1 of this Report.  In addition, we continue to discuss with other lenders their objections to material rescissions and are involved in other arbitration proceedings with respect to rescissions that are not collectively material in amount.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of March 31, 2010
Ever to Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q1 2008	12.6%	100.0%
Q2 2008	16.0%	100.0%
Q3 2008	21.3%	100.0%
Q4 2008	25.1%	99.9%
Q1 2009	29.3%	99.5%
Q2 2009	26.1%	98.0%
Q3 2009	24.6%	93.0%

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

We anticipate that the ever-to-date rescission rate in the more recent quarters will increase, to a greater or lesser degree, as the ever-to-date resolution percentage becomes 100%.

As discussed under “–Risk Sharing Arrangements,” a portion of our flow new insurance written is subject to reinsurance arrangements with lender captives. The majority of these reinsurance arrangements have, historically, been aggregate excess of loss reinsurance agreements, and the remainder were quota share agreements. As discussed under “–Risk Sharing Arrangements” effective January 1, 2009 we are no longer ceding new business under excess of loss reinsurance treaties with lender captives. Loans reinsured through December 31, 2008 under excess of loss agreements will run off pursuant to the terms of the particular captive arrangement.  Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss, which is typically between 4% and 5%, the captives are responsible for the second aggregate layer of loss, which is typically 5% or 10%, and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically ranged from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captives’ portion of both premiums and losses typically ranging from 25% to 50%. Beginning June 1, 2008 new loans insured through quota share captive arrangements are limited to a 25% cede rate.

Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account.  In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account.  However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. In the event that the captives’ incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captives obligations, transfer the assets in the trust accounts to us, and retain all future premium payments. We intend to exercise this additional remedy when it is available to us. However, if the captive would challenge our right to do so, the matter would be determined by arbitration. The reinsurance recoverable on loss reserves related to captive agreements was approximately $304 million at March 31, 2010 and $297 million at December 31, 2009. The total fair value of the trust fund assets under these agreements at March 31, 2010 was $562 million, compared to $547 million at December 31, 2009. During 2009, $119 million of trust fund assets were transferred to us. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and there was a corresponding decrease in our reinsurance recoverable on loss reserves, which is offset by a decrease in our net losses paid. There were no captive terminations during the first quarter of 2010.

In the first quarter of 2010, captive arrangements reduced our losses incurred by approximately $25 million, compared to a $74 million captive reduction in the first quarter of 2009.  We anticipate that the reduction in losses incurred will be lower in 2010, compared to 2009, as some of our captive arrangements were terminated in 2009.

A rollforward of our primary insurance default inventory for the three months ended March 31, 2010 and 2009 appears in the table below.

	Three months ended
	March 31,

	2010	2009

Default inventory at beginning of period	250,440	182,188
Plus: New Notices	53,393	68,912
Less: Cures	(49,210)	(47,337)
Less: Paids (including those charged to a deductible or captive)	(9,194)	(6,348)
Less: Rescissions and denials	(4,185)	(1,697)
Default inventory at end of period	241,244	195,718

Information about the composition of the primary insurance default inventory at March 31, 2010, December 31, 2009 and March 31, 2009 appears in the table below. Within the tables below, reduced documentation loans only appear in the reduced documentation category and do not appear in any of the other categories.

	March 31,	December 31,	March 31,
	2010	2009	2009

Total loans delinquent (1)	241,244	250,440	195,718
Percentage of loans delinquent (default rate)	18.14%	18.41%	13.51%

Prime loans delinquent (2)	148,101	150,642	106,184
Percentage of prime loans delinquent(default rate)	13.33%	13.29%	8.88%

A-minus loans delinquent (2)	34,821	37,711	31,633
Percent of A-minus loans delinquent(default rate)	38.63%	40.66%	30.91%

Subprime credit loans delinquent (2)	12,536	13,687	12,666
Percentage of subprime credit loans delinquent (default rate)	47.80%	50.72%	42.69%

Reduced documentation loans delinquent (3)	45,786	48,400	45,235
Percentage of reduced documentation loans delinquent (default rate)	44.58%	45.26%	37.31%

(1) At March 31, 2010, December 31, 2009 and March 31, 2009 41,727, 45,907 and 45,174 loans in default, respectively, related to Wall Street bulk transactions and 17,384 16,389 and 14,805 loans in default, respectively, were in our claims received inventory.
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

(3) In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under "doc waiver" programs that do not require verification of borrower income are classified by MGIC as "full documentation."   Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 NIW. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality.  We also understand that the GSEs terminated their “doc waiver” programs, with respect to new commitments, in the second half of 2008.

Pool insurance notice inventory decreased from 44,231 at December 31, 2009 to 42,664 at March 31, 2010. The pool insurance notice inventory was 35,154 at March 31, 2009.

The average primary claim paid for the first quarter of 2010 was $53,070, compared to $53,585 for the first quarter of 2009.  The average claim paid can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The average claim paid for the top 5 states (based on 2010 paid claims) for the three months ended March 31, 2010 and 2009 appears in the table below.

Average claim paid	Three Months Ended
	March 31,
	2010	2009
Florida	$66,315	$67,667
California	95,061	117,037
Arizona	63,830	60,645
Michigan	36,076	36,563
Nevada	78,316	78,981
All other states	45,251	43,485

All states	$53,070	$53,585

The average loan size of our insurance in force at March 31, 2010, December 31, 2009 and March 31, 2009 appears in the table below.

Average loan size	March 31,	December 31,	March 31,
	2010	2009	2009
Total insurance in force	$155,730	$155,960	$154,590
Prime (FICO 620 & >)	154,430	154,480	152,080
A-Minus (FICO 575-619)	129,950	130,410	131,700
Subprime (FICO < 575)	118,040	118,440	120,480
Reduced doc (All FICOs)	202,120	203,340	207,020

The average loan size of our insurance in force at March 31, 2010, December 31, 2009 and March 31, 2009 for the top 5 states (based on 2010 paid claims) appears in the table below.

Average loan size	March 31,	December 31,	March 31,
	2010	2009	2009
Florida	$177,318	$178,262	$180,008
California	287,154	288,650	292,219
Arizona	187,735	188,614	190,064
Michigan	121,288	121,431	121,063
Nevada	219,192	220,506	223,170
All other states	147,665	147,713	145,819

Information about net paid claims during the three months ended March 31, 2010 and 2009 appears in the table below.

	Three Months Ended
Net paid claims ($ millions)	March 31,
	2010	2009
Prime (FICO 620 & >)	$288	$160
A-Minus (FICO 575-619)	62	59
Subprime (FICO < 575)	21	24
Reduced doc (All FICOs)	113	92
Other	35	18
Direct losses paid	519	353
Reinsurance	(17)	(9)
Net losses paid	502	344
LAE	17	12
Net losses and LAE paid before terminations	519	356
Reinsurance terminations	-	-
Net losses and LAE paid	$519	$356

Primary claims paid for the top 15 states (based on 2010 paid claims) and all other states for the three months ended March 31, 2010 and 2009 appears in the table below.

Paid Claims by state ($ millions)

	Three Months Ended
	March 31,
	2010	2009

Florida	$71	$33
California	66	70
Arizona	37	23
Michigan	28	26
Nevada	24	13
Illinois	21	13
Texas	19	11
Georgia	19	15
Ohio	16	12
Virginia	16	9
Maryland	13	4
Minnesota	11	12
Massachusetts	10	6
Washington	10	3
Wisconsin	8	5
All other states	115	80
	484	335
Other (Pool, LAE, Reinsurance)	35	21
	$519	$356

The default inventory in those same states at March 31, 2010, December 31, 2009 and March 31, 2009 appears in the table below.

Default inventory by state

	March 31,	December 31,	March 31,
	2010	2009	2009
Florida	37,619	38,924	32,689
California	18,490	19,661	17,009
Arizona	8,320	8,791	7,280
Michigan	12,098	12,759	10,316
Nevada	5,640	5,803	4,783
Illinois	13,685	13,722	9,997
Texas	13,055	13,668	10,132
Georgia	10,700	10,905	8,170
Ohio	10,442	11,071	8,683
Virginia	4,237	4,464	3,638
Maryland	4,863	4,940	3,725
Minnesota	4,462	4,674	3,914
Massachusetts	3,570	3,661	2,909
Washington	3,917	3,768	2,391
Wisconsin	4,659	4,923	3,529
All other states	85,487	88,706	66,553
	241,244	250,440	195,718

The default inventory at March 31, 2010, December 31, 2009 and March 31, 2009 separated between our flow and bulk business appears in the table below.

Default inventory

	March 31,	December 31,	March 31,
	2010	2009	2009
Flow	180,898	185,828	134,745
Bulk	60,346	64,612	60,973
	241,244	250,440	195,718

The flow default inventory by policy year at March 31, 2010, December 31, 2009 and March 31, 2009 appears in the table below.

Flow Default inventory by Policy Year

	March 31,	December 31,	March 31,
Policy year:	2010	2009	2009
2003 and prior	26,741	28,242	23,348
2004	13,420	13,869	10,607
2005	20,784	21,354	16,570
2006	31,911	33,373	26,345
2007	71,545	73,304	50,283
2008	16,261	15,524	7,591
2009	236	162	1
	180,898	185,828	134,745

Beginning in 2008, the rate at which claims are received and paid slowed for a combination of reasons, including foreclosure moratoriums, servicing delays, court delays, loan modifications and our claims investigations. Although these factors continue to affect our paid claims, we believe that paid claims in 2010 will exceed the $1.7 billion paid in 2009 as most of the foreclosure delays have either been removed or incorporated into the servicers’ processing time.

As of March 31, 2010, 55% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

During the first quarter of 2010, the premium deficiency reserve on Wall Street bulk transactions declined by $13 million from $193 million, as of December 31, 2009, to $180 million as of March 31, 2010.  The $180 million premium deficiency reserve as of March 31, 2010 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at March 31, 2010 was 3.2%.

The components of the premium deficiency reserve at March 31, 2010, December 31, 2009 and March 31, 2009 appear in the table below.

	March 31,	December 31,	March 31,
	2010	2009	2009
	($ millions)
Present value of expected future paid losses and expenses, net of expected future premium	(1,590)	(1,730)	(2,112)

Established loss reserves	1,410	1,537	1,822

Net deficiency	$(180)	$(193)	$(290)

The decrease in the premium deficiency reserve for the three months ended March 31, 2010 was $13 million as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for the first quarter of 2010 is primarily related to lower estimated ultimate losses. The lower estimated ultimate losses are primarily due to lower estimated ultimate claim rates.

	($ millions)

Premium Deficiency Reserve at December 31, 2009		$(193)

Paid claims and LAE	121
Decrease in loss reserves	(127)
Premium earned	(32)
Effects of present valuing on future premiums, losses and expenses	(15)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(53)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses and expenses and discount rate (1)		66

Premium Deficiency Reserve at March 31, 2010		$(180)

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

At March 31, 2010, and the end of each quarter, we performed a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. That analysis concluded that, as of March 31, 2010, there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

Underwriting and other expenses

Underwriting and other expenses for the first quarter of 2010 decreased when compared to the same period in 2009. The decrease reflects our lower contract underwriting volume as well as reductions in headcount.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended
	March 31,

	2010	2009
Loss ratio	167.1%	213.0%
Expense ratio	18.4%	14.7%
Combined ratio	185.5%	227.7%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the first quarter of 2010, compared to the first quarter of 2009, was due to a decrease in losses incurred, offset by a decrease in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the expense ratio in the first quarter of 2010, compared to the first quarter of 2009, was due to a decrease in premiums written, which was partially offset by a decrease in underwriting and other expenses. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the first quarter of 2010 decreased when compared to the same period in 2009. The decrease is due to repaying the $200 million credit facility in the second quarter of 2009 as well as the repurchase, during 2009, of approximately $121.6 million of our Senior Notes due in September 2011.

See Note 13 to our consolidated financial statements for a discussion of our 5% Convertible Senior Notes issued in April 2010.

Income taxes

The effective tax rate (benefit) on our pre-tax loss was (0.7%) in the first quarter of 2010, compare to (31.8%) in the first quarter of 2009.  During those periods the benefit from income taxes was reduced by the establishment of a valuation allowance.  The difference in the rate exists primarily because the valuation allowance in 2010 eliminated substantially all of our tax benefits for the quarter, while in 2009 only a portion of the benefits for the quarter were eliminated.

We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We include an analysis of several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have reduced our benefit from income tax by establishing a valuation allowance.

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

In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $431.5 million. Therefore, the remaining contingency reserves were released for tax purposes and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance.  We have reduced our benefit from income taxes due to the establishment of a valuation allowance for the three months ended March 31, 2010 and March 31, 2009 as follows:

	Three months ended
	March 31,
	2010	2009
	($ in millions)
Benefit from income taxes	$(60.7)	$(117.2)
Valuation allowance	59.7	31.0

Tax provision (benefit)	$(1.0)	$(86.2)

The total valuation allowance as of March 31, 2010 and December 31, 2009 is $298.2 million and $238.5 million, respectively.

Recently enacted legislation expands the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the Consolidated Statement of Operations for the carryback of 2009 losses.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1.1 billion of net operating loss carryforwards on a regular tax basis and $323 million of net operating loss carryforwards for computing the alternative minimum tax as of March 31, 2010. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 and 2030.

Financial Condition

At March 31, 2010, based on fair value, approximately 94% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. The composition of ratings at March 31, 2010, December 31, 2009 and December 31, 2008 are shown in the table below. While the percentage of our investment portfolio rated ‘A’ or better has not changed materially since December 31, 2008, the percentage of our investment portfolio rated ‘AAA’ has declined and the percentage rated ‘AA’ and ‘A’ has increased. Contributing to the changes in ratings is an increase in corporate bond investments (we expect such increases to continue and to lead to the percentage of the investment portfolio rated ‘AAA’ to decline), and downgrades of municipal investments. The municipal downgrades can be attributed to downgrades of the financial guaranty insurers and downgrades to the underlying credit.

Investment Portfolio Ratings

	At	At	At
	March 31, 2010	December 31, 2009	December 31, 2008

AAA	45%	47%	58%
AA	30%	30%	24%
A	19%	17%	13%

A or better	94%	94%	95%

BBB and below	6%	6%	5%

Total	100%	100%	100%

Approximately 19% of our investment portfolio is guaranteed by a financial guarantor.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. A breakdown of the portion of our investment portfolio covered by a financial guarantor by credit rating, including the rating without the guarantee is shown below. The ratings are provided by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

At March 31, 2010

	Guarantor Rating
Underlying Rating	AA+	AA-	BBB+	NR		R	All
	($ millions)
AAA	$-	$2	$-	$-	$18		$20
AA	6	191	314	-	164		675
A	-	151	285	-	187		623
BBB	-	27	28	15	18		88
BB	-	-	6	-	-		6
	$6	$371	$633	$15	$387		$1,412

At March 31, 2010, based on fair value, $27 million of fixed income securities are relying on financial guaranty insurance to elevate their rating to ‘A’ and above. Any future downgrades of these financial guarantor ratings would leave the percentage of fixed income securities ‘A’ and above effectively unchanged.

We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At March 31, 2010, the modified duration of our fixed income investment portfolio was 3.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.2% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

We held approximately $489 million in auction rate securities (“ARS”) backed by student loans at March 31, 2010. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At March 31, 2010, our entire ARS portfolio, consisting of 47 investments, was subject to failed auctions; however, we received calls at par for $29.2 million in ARS from the period when the auctions began to fail through March 31, 2010. To date, we have collected all interest due on our ARS and expect to continue to do so in the future.

The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately 97% guaranteed by the United States Department of Education.  At March 31, 2010, approximately 90% of our ARS portfolio was AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

At March 31, 2010, our total assets included $818 million of cash and cash equivalents as shown on our consolidated balance sheet. In addition, included in “Other assets” is $79.7 million of principal and interest receivable related to the sale of our remaining interest in Sherman Financial Group LLC as discussed in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

At March 31, 2010, we had $78.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, with a combined fair value of $316.1 million, outstanding. At March 31, 2010, we also had $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at March 31, 2010 are reflected as a liability on our consolidated balance sheet at the current amortized value of $297.3 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $427.5 million at March 31, 2010. At March 31, 2010 we also had $55.0 million of deferred interest outstanding on the convertible debentures which is included in other liabilities on the consolidated balance sheet. See Note 13 to our consolidated financial statements for information related to our proceeds from the sale of common stock and issuance of our 5% Convertible Senior Notes in April 2010.

The Internal Revenue Service (“IRS”) has completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and has issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process is ongoing and may last for an extended period of time, but at this time it is difficult to predict with any certainty when it may conclude. The assessment for unpaid taxes related to the REMIC issue for these years is $197.1 million in taxes and accuracy-related penalties, plus applicable interest. Other adjustments during taxable years 2000 through 2007 are not material, and have been agreed to with the IRS. On July 2, 2007, we made a payment of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. Although the resolution of this issue is uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolution of this matter differs materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.

The total amount of unrecognized tax benefits as of March 31, 2010 is $91.1 million. All of the unrecognized tax benefits would affect our effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $22.9 million for the payment of interest as of March 31, 2010. The establishment of this liability required estimates of potential outcomes of various issues and required significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows. Although it is reasonably possible that a significant change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range due to the uncertainty of the potential outcomes.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2010, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $56.3 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through March 31, 2010, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans on which we also provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which may continue. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	net premiums that we will receive from our existing insurance in force as well as policies that we write in the future and

•
amounts that we expect to recover from captives (which is discussed in “Results of Consolidated Operations – Risk-Sharing Arrangements” and “Results of Consolidated Operations – Losses – Losses Incurred” above).

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$78.4 million of 5.625% Senior Notes due in September 2011,

•	$300 million of 5.375% Senior Notes due in November 2015,

•	$345 million of convertible senior notes due in 2017,

•	$389.5 million of convertible debentures due in 2063,

•	interest on the foregoing debt instruments, including $55.0 million of deferred interest on our convertible debentures and

•	the other costs and operating expenses of our business.

For the first time in many years, beginning in 2009, claim payments exceeded premiums received. We expect that this trend will continue. As discussed under “Results of Consolidated Operations – Losses –Losses incurred” above, due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, loan modifications, claims investigations and rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.

We anticipate that any taxes recovered due to the change in the net operating loss carryback period, as discussed under “Income Taxes” above, will primarily be credited to our operating subsidiaries.

Debt at Our Holding Company and Holding Company Capital Resources

See Note 13 - “Subsequent Events” for information related to our sale of common stock and issuance of convertible senior notes in April 2010. For additional information about debt at our holding company, see Notes 2 and 3 to our consolidated financial statements.

The senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009, MGIC did not pay any dividends to our holding company. In 2010 and 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI.

As of March 31, 2010, we had a total of approximately $85 million in short-term investments at our holding company. Prior to the offerings referred to above, these investments were virtually all of our holding company’s liquid assets. As of March 31, 2010, our holding company’s obligations included $78.4 million of debt which is scheduled to mature before the end of 2011 and must be serviced pending scheduled maturity and $300 million of Senior Notes due in November 2015.  On an annual basis, as of March 31, 2010 our use of funds at the holding company for interest payments on our Senior Notes approximated $21 million. As a result of the offering of Convertible Senior Notes referred to above, our annual interest payments increased by $17.3 million. See Note 3 to our consolidated financial statements for a discussion of our election to defer payment of interest on our junior convertible debentures. The annual interest payments on these debentures approximate $35 million, excluding interest on the interest payments that have been deferred.

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

The premium deficiency reserve discussed under “Results of Consolidated Operations – Losses – Premium deficiency” above is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses, so no deficiency is recorded on a statutory basis.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2010	2009
	($ in millions)

Risk in force - net (1)	$40,130	$41,136

Statutory policyholders' surplus	$1,415	$1,443
Statutory contingency reserve	313	417

Statutory policyholders' position	$1,728	$1,860

Risk-to-capital:	23.2:1	22.1:1

(1)
Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($13.0 billion at March 31, 2010 and $13.3 billion at December 31, 2009) and for which loss reserves have been established.

MGIC’s separate company risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2010	2009
	($ in millions)

Risk in force - net (1)	$34,804	$35,663

Statutory policyholders' surplus	$1,415	$1,429
Statutory contingency reserve	307	406

Statutory policyholders' position	$1,722	$1,835

Risk-to-capital:	20.2:1	19.4:1

(1)	Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Statutory policyholders’ position decreased in the first quarter of 2010, primarily due to losses incurred. If our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will continue to increase.

For additional information regarding regulatory capital see “Overview-Capital” above as well as our Risk Factor titled “Even though our plan to write new insurance in MIC has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, because MGIC is not expected to meet statutory risk-to-capital requirements to write new business in various states, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated Ba3 by Moody’s Investors Service with a positive outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is B+ and the outlook for this rating is negative. In January 2010, at our request, Fitch withdrew its financial strength ratings of MGIC.

For further information about the importance of MGIC’s ratings, see our Risk Factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”.

Contractual Obligations

At March 31, 2010, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations ($ millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,796	$38	$182	$102	$2,474
Operating lease obligations	11	5	5	1	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement benefit plans	154	9	22	29	94
Other long-term liabilities	6,648	2,393	3,390	865	-

Total	$9,610	$2,446	$3,599	$997	$2,568

Our long-term debt obligations at March 31, 2010 include our approximately $78.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Notes 2 and 3 to our consolidated financial statements and under “Liquidity and Capital Resources” above. Interest on our convertible debentures that would have been payable on the scheduled interest payment dates, but which we elected to defer for 10 years as discussed in Note 3 to our consolidated financial statements, is included in the “More than 5 years” column in the table above.  Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate.  As discussed under “–Losses incurred” above, due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, loan modifications, claims investigations and claim rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 and “-Critical Accounting Policies” in our 10-K MD&A. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.

The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. We cannot make a reasonably reliable estimate of the timing of payment for the liability for unrecognized tax benefits, net of payments on account, of $22.9 million. See Note 12 to our consolidated financial statements in our Annual Report on form 10-K for the year ended December 31, 2009 for additional discussion on unrecognized tax benefits.

See Note 13 - “Subsequent Events” for information related to our sale of common stock and issuance of convertible senior notes in April 2010.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2010, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2010, the modified duration of our fixed income investment portfolio was 3.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.2% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On December 17, 2009, Countrywide Home Loans, Inc. and BAC Home Loans Servicing, LP (collectively, “Countrywide”) filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against Mortgage Guaranty Insurance Corporation (“MGIC”), our principal mortgage insurance subsidiary. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California. On March 30, 2010, the Court ordered the case remanded to the Superior Court of the State of California in San Francisco. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration demand, which numbered more than 1,400 loans as of the filing of the demand. On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the Superior Court of the State of California and asserting various defenses to the relief sought by MGIC in the arbitration. The response also seeks damages of at least $150 million, exclusive of interest and costs, as a result of purported breaches of flow insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleges that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also names two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Complaint begins on February 6, 2007 and ends on August 13, 2007. The Amended Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On April 12, 2010, we filed a motion in opposition to Plaintiff’s motion for leave to amend its complaint. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the Amended Complaint. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

In addition to the above litigation, we face other litigation and regulatory risks. For additional information about such other litigation and regulatory risks you should review our Risk Factor titled “We are subject to the risk of private litigation and regulatory proceedings.”

Item 1 A.  Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

As a result of the issuance of common stock and Convertible Senior Notes in April 2010 referred to in Note 13 to our consolidated financial statements, we have eliminated the risk factor titled “We may not be able to repay the amounts that we owe under our Senior Notes due in September 2011” that was included in our Annual Report on Form 10-K for the year ended December 31, 2009.  We also added the risk factor titled “We have reported net losses for the last three years, expect to continue to report net losses, and cannot assure you when we will return to profitability” in connection with our offerings. Finally, we eliminated the risk factor titled “Our common stock could be delisted from the NYSE.”

Even though our plan to write new insurance in MIC has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, because MGIC is not expected to meet statutory risk-to-capital requirements to write new business in various states, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis.

The insurance laws or regulations of 17 states, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. At March 31, 2010, MGIC’s risk-to-capital ratio was 20.2 to 1. Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any contribution of the proceeds from our April 2010 common stock offering and the concurrent convertible notes offering to MGIC, could reach 40 to 1 or even higher.

In December 2009, the OCI issued an order waiving, until December 31, 2011, the minimum risk-to-capital ratio. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these states. These waivers expire at various times, with the earliest expiration being December 31, 2010. Some jurisdictions have denied the request because a waiver is not authorized under the jurisdictions’ statutes or regulations and others may deny the request on other grounds. The OCI and other state insurance departments, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or other state insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, MGIC would be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC raised additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the states that have risk-to-capital ratio limits represented approximately 50% of new insurance written in 2009. If we were prevented from writing new business in all states, our insurance operations would be in run-off, meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid, on those loans, until we either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow us to once again write new business.

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its risk-to-capital ratio requirements will not modify or revoke the waiver, that it will renew the waiver when it expires or that we could raise additional capital to comply with the risk-to-capital requirement. Depending on the circumstances, the amount of additional capital we might need could be substantial. See “— Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debentures convert their debentures into shares of our common stock”.

We are in the final stages of implementing a plan to write new mortgage insurance in MIC in selected jurisdictions in order to address the likelihood that in the future MGIC will not meet the minimum regulatory capital requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which minimum requirements are present. In December 2009, the OCI also approved a transaction under which MIC will be eligible to write new mortgage guaranty insurance policies only in jurisdictions where MGIC does not meet minimum capital requirements similar to those waived by the OCI and does not obtain a waiver of those requirements from that jurisdiction’s regulatory authority. MIC has received the necessary approvals to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business due to MGIC’s failure to meet applicable regulatory capital requirements and obtain waivers of those requirements.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in those 16 other jurisdictions in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements and if MGIC fails to obtain relief from those requirements or a specified waiver of them. The Fannie Mae Agreement, including certain restrictions imposed on us, MGIC and MIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2009.

On February 11, 2010, Freddie Mac notified (the “Freddie Mac Notification”) MGIC that it may utilize MIC to write new business in states in which MGIC does not meet minimum regulatory capital requirements to write new business and does not obtain appropriate waivers of those requirements. This conditional approval to use MIC as a “Limited Insurer” will expire December 31, 2012. This conditional approval includes terms substantially similar to those in the Fannie Mae Agreement and is summarized more fully in our Form 8-K filed with the SEC on February 16, 2010.

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011 and Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. For more information, see “— MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution without prior approval from each GSE, which limits the amount of business MIC can write. We believe that the amount of capital that MGIC has contributed to MIC will be sufficient to write business for the term of the Fannie Mae Agreement in the jurisdictions in which MIC is eligible to do so. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that we have claims paying resources at MGIC that exceed our claim obligations on our insurance in force, even in scenarios in which we fail to meet regulatory capital requirements, we cannot assure you that the events that lead to us failing to meet regulatory capital requirements would not also result in our not having sufficient claims paying resources. Furthermore, our estimates of our claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any dispute resolution proceedings related to rescissions that we make.

We have reported net losses for the last three years, expect to continue to report net losses, and cannot assure you when we will return to profitability.

For the years ended December 31, 2009, 2008 and 2007, respectively, we had a net loss of $1.3 billion, $0.5 billion and $1.7 billion. We believe the size of our future net losses will depend primarily on the amount of our incurred and paid losses and to a lesser extent on the amount and profitability of our new business. Our incurred and paid losses are dependent on factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. We currently expect to incur substantial losses for 2010 and losses in declining amounts thereafter. Among the assumptions underlying our forecasts are that loan modification programs will only modestly mitigate losses; that the cure rate steadily improves but does not return to historic norms until early 2013; and there is no change to our current rescission practices. In this latter regard, see “— We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper”. Although we currently expect to return to profitability, we cannot assure you when, or if, this will occur. During the last few years our ability to forecast accurately future results has been limited due to significant volatility in many of the factors that go into our forecasts. The net losses we have experienced have eroded, and any future net losses will erode, our shareholders’ equity and could result in equity being negative.

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

In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce, which regulates insurance, we provided the Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the Minnesota Department of Commerce, and beginning in March 2008 that Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions. In addition, beginning in June 2008, we have received subpoenas from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the Minnesota Department of Commerce, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

Since October 2007 we have been involved in an investigation conducted by the Division of Enforcement of the SEC. The investigation appears to involve disclosure and financial reporting by us and by a co-investor regarding our respective investments in our C-BASS joint venture. We have provided documents to the SEC and a number of our executive officers, as well as other employees, have testified. This matter is ongoing and no assurance can be given that the SEC staff will not recommend an enforcement action against our company or one or more of our executive officers or other employees.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleges that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also names two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Complaint begins on February 6, 2007 and ends on August 13, 2007. The Amended Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On April 12, 2010, we filed a motion in opposition to Plaintiff’s motion for leave to amend its complaint. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the Amended Complaint. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

As we previously disclosed, for some time we have had discussions with lenders regarding their objections to rescissions that in the aggregate are material. On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California. On March 30, 2010, the Court ordered the case remanded to the Superior Court of the State of California in San Francisco. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration demand, which numbered more than 1,400 loans as of the filing of the demand. On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the Superior Court of the State of California and asserting various defenses to the relief sought by MGIC in the arbitration. The response also seeks damages of at least $150 million, exclusive of interest and costs, as a result of purported breaches of flow insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. For additional information about rescissions, see “—We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper”.

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

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement, which could have a material adverse effect on our revenue, results of operations or financial condition. The Obama administration and certain members of Congress have publicly stated that that they are considering proposing significant changes to the GSEs. As a result, it is uncertain what role that the GSEs will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.

For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and in the second quarter of 2010 Fannie Mae eliminated its reduced coverage program. In recent years, a majority of our volume was on loans with GSE standard coverage, a substantial portion of our volume has been on loans with reduced coverage, and a minor portion of our volume has been on loans with charter coverage. We charge higher premium rates for higher coverages. During the first quarter of 2010, the portion of our volume insured at charter coverage has been approximately the same as in the recent years and, due in part to the elimination of reduced coverage by Fannie Mae, the portion of our volume insured at standard coverage has increased. Also, the pricing changes we implemented on May 1, 2010 (see “—The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations”.) would eliminate a lender’s incentive to use Fannie Mae charter coverage in place of standard coverage. However, to the extent lenders selling loans to Fannie Mae in the future did choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

Both of the GSEs have policies which provide guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s is Ba3, with a positive outlook and from Standard & Poor’s is B+, with a negative outlook.) For information about how these policies could affect us, see “—MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”.

MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.

The majority of our insurance written is for loans sold to Fannie Mae and Freddie Mac, each of which has mortgage insurer eligibility requirements. We believe that the GSEs are analyzing their mortgage insurer eligibility requirements and may make changes to them in the near future. Currently, MGIC is operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction between a mortgage insurer and MGIC will continue to operate under a remediation plan for the foreseeable future. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan. If MGIC ceases being eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

The mix of business we write also affects the likelihood of losses occurring.

Even when housing values are stable or rising, certain types of mortgages have higher probabilities of claims. These types include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or total debt-to-income ratios of 38% or higher, as well as loans having combinations of higher risk factors. As of March 31, 2010, approximately 60% of our primary risk in force consisted of loans with loan-to-value ratios equal to or greater than 95%, 9.10% had FICO credit scores below 620, and 12.2% had limited underwriting, including limited borrower documentation. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. (In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see Note 12 to our consolidated financial statements.

Beginning in the fourth quarter of 2007 we made a series of changes to our underwriting guidelines in an effort to improve the risk profile of our new business. Requirements imposed by new guidelines, however, only affect business written under commitments to insure loans that are issued after those guidelines become effective. Business for which commitments are issued after new guidelines are announced and before they become effective is insured by us in accordance with the guidelines in effect at time of the commitment even if that business would not meet the new guidelines. For commitments we issue for loans that close and are insured by us, a period longer than a calendar quarter can elapse between the time we issue a commitment to insure a loan and the time we report the loan in our risk in force, although this period is generally shorter.

From time to time, in response to market conditions, we increase or decrease the types of loans that we insure. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together these exceptions accounted for less than 5% of the loans we insured in recent quarters. The changes to our underwriting guidelines since the fourth quarter of 2007 include the creation of two tiers of “restricted markets”. Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. Beginning in September 2009, we removed several markets from our restricted markets list and moved several other markets from our Tier Two restricted market list (for which our underwriting guidelines are most limiting) to our Tier One restricted market list. In addition, we have made other changes that have relaxed our underwriting guidelines and expect to continue to make changes in appropriate circumstances that will do so in the future.

As of March 31, 2010, approximately 3.5% of our primary risk in force written through the flow channel, and 41.0% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. We believe that when the reset interest rate significantly exceeds the interest rate at loan origination, claims on ARMs would be substantially higher than for fixed rate loans. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

Although we attempt to incorporate these higher expected claim rates into our underwriting and pricing models, there can be no assurance that the premiums earned and the associated investment income will be adequate to compensate for actual losses even under our current underwriting guidelines. We do, however, believe that given the various changes in our underwriting guidelines that were effective beginning in the first quarter of 2008, our insurance written beginning in the second quarter of 2008 will generate underwriting profits.

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

Effective May 1, 2010, we will price our new insurance written after considering, among other things, the borrower’s credit score in a majority of states and, subject to regulatory approval, expect to implement these changes in the remaining states in the next several months. We made these rate changes to be more competitive with insurance programs offered by the FHA. Had these rate changes been in place with respect to new insurance written in the second half of 2009 and the first quarter of 2010, they would have resulted in lower premiums being charged for a substantial majority of our new insurance written. However, during the first quarter of 2010 (continuing a trend that began in the fourth quarter of 2009), the average coverage percentage of our new insurance written increased. We believe the increased coverage was due in part to the elimination of Fannie Mae’s reduced coverage program. See “—Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses”. Because we charge higher premiums for higher coverages, had our reduced premium rates been in effect during the first quarter, the effect of lower premium rates would have been largely offset by the increase in premiums due to higher coverages. We cannot predict whether our new business written in the future will continue to have higher coverages. For more information about our rate changes, see our Form 8-K that was filed with the SEC on February 23, 2010.

In January 2008, we announced that we had decided to stop writing the portion of our bulk business that insures loans which are included in Wall Street securitizations because the performance of loans included in such securitizations deteriorated materially in the fourth quarter of 2007 and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. As of December 31, 2007 we established a premium deficiency reserve of approximately $1.2 billion. As of March 31, 2010, the premium deficiency reserve was $180 million. At each date, the premium deficiency reserve is the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves on these bulk transactions.

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

Loan modification and other similar programs may not provide material benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified.

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. For the quarter ending March 31, 2010, we were notified of modifications involving loans with risk in force of approximately $734 million.

One such program is the Home Affordable Modification Program (“HAMP”), which was announced by the US Treasury in early 2009. Some of HAMP’s eligibility criteria require current information about borrowers, such as his or her current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency. We are aware of approximately 43,100 loans in our primary delinquent inventory at March 31, 2010 for which the HAMP trial period has begun and approximately 11,600 delinquent primary loans have cured their delinquency after entering HAMP. We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP.

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

The effect on us of loan modifications depends on how many modified loans subsequently re-default, which in turn can be affected by changes in housing values. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. At this point, we cannot predict with a high degree of confidence what the ultimate re-default rate will be, and therefore we cannot ascertain with confidence whether these programs will provide material benefits to us. In addition, because we do not have information in our database for all of the parameters used to determine which loans are eligible for modification programs, our estimates of the number of loans qualifying for modification programs are inherently uncertain. If legislation is enacted to permit a mortgage balance to be reduced in bankruptcy, we would still be responsible to pay the original balance if the borrower re-defaulted on that mortgage after its balance had been reduced. Various government entities and private parties have enacted foreclosure (or equivalent) moratoriums. Such a moratorium does not affect the accrual of interest and other expenses on a loan. Unless a loan is  modified during a moratorium to cure the default, at the expiration of the moratorium additional interest and expenses would be due which could result in our losses on loans subject to the moratorium being higher than if there had been no moratorium.

Eligibility under loan modification programs can also adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices of delinquency are a factor that increases our incurred losses.

Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debentures convert their debentures into shares of our common stock.

As noted above under “— Even though our plan to write new insurance in MIC has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, because MGIC is not expected to meet statutory risk-to-capital requirements to write new business in various states, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis”, we may be required to raise additional equity capital. Any such future sales would dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.

We have approximately $390 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. We have elected to defer the payment of a total of approximately $55 million of interest on these debentures. We may also defer additional interest in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also converted into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We also have approximately $345 million principal amount of 5% Convertible Senior Notes outstanding. The Senior Notes are convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. We do not have the right to defer interest on these Senior Notes.

ITEM 6.	EXHIBITS

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2010.

MGIC INVESTMENT CORPORATION

\s\ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer

\s\ Timothy J. Mattke
Timothy J. Mattke
Vice President and Controller

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

4.5
Supplemental Indenture, dated April 26, 2010, between MGIC Investment Corporation and U.S. Bank National Association, as successor Trustee [Incorporated by reference to Exhibit 4.1 to the company’s Periodic Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2010]

10.2.17	Restricted Stock Agreement dated as of March 12, 2010 by and between MGIC Investment Corporation and Jeffrey H. Lane

11	Statement Re Computation of Net Income Per Share

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being "filed")

99
Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and through updating of various statistical and other information