Form 10-Q
period 2010-06-30
MGIC INVESTMENT CORP
filed 2010-08-09
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	07/31/10	200,449,588

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2010 (Unaudited) and December 31, 2009

	June 30,	December 31,
	2010	2009
ASSETS	(In thousands of dollars)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2010 - $6,885,265; 2009 - $7,091,840)	$7,083,289	$7,251,574
Equity securities	3,014	2,891

Total investment portfolio	7,086,303	7,254,465

Cash and cash equivalents	2,395,568	1,185,739
Accrued investment income	70,487	79,828
Reinsurance recoverable on loss reserves (note 4)	339,542	332,227
Prepaid reinsurance premiums	3,125	3,554
Premium receivable	91,782	90,139
Home office and equipment, net	27,932	29,556
Deferred insurance policy acquisition costs	8,206	9,022
Income taxes recoverable (note 11)	-	275,187
Other assets	162,145	144,702

Total assets	$10,185,090	$9,404,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$6,388,929	$6,704,990
Premium deficiency reserve (note 13)	169,001	193,186
Unearned premiums	249,438	280,738
Senior notes (note 3)	377,213	377,098
Convertible senior notes (note 3)	345,000	-
Convertible junior debentures (note 3)	303,130	291,785
Other liabilities	379,646	254,041

Total liabilities	8,212,357	8,101,838

Contingencies (note 5)

Shareholders' equity: (note 14)
Common stock, $1 par value, shares authorized 460,000,000; shares issued, 2010 - 205,046,780; 2009 - 130,163,060; shares outstanding, 2010 - 200,449,588; 2009 - 125,101,057	205,047	130,163
Paid-in capital	1,132,229	443,294
Treasury stock (shares at cost, 2010 - 4,597,192; 2009 - 5,062,003)	(222,632)	(269,738)
Accumulated other comprehensive income, net of tax (note 9)	94,329	74,155
Retained earnings	763,760	924,707

Total shareholders' equity	1,972,733	1,302,581

Total liabilities and shareholders' equity	$10,185,090	$9,404,419

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$314,310	$359,781	$589,444	$737,735
Assumed	779	844	1,576	2,307
Ceded	(19,743)	(30,242)	(39,616)	(62,146)

Net premiums written	295,346	330,383	551,404	677,896
Decrease in unearned premiums, net	13,828	16,749	29,722	25,066
Net premiums earned	309,174	347,132	581,126	702,962

Investment income, net of expenses	62,868	78,036	131,727	155,209
Realized investment gains, net	31,702	23,920	64,656	32,361
Total other-than-temporary impairment losses	-	(9,401)	(6,052)	(35,103)
Portion of losses recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	(9,401)	(6,052)	(35,103)
Other revenue	2,611	14,795	5,668	34,237

Total revenues	406,355	454,482	777,125	889,666

Losses and expenses:
Losses incurred, net (note 12)	320,077	769,631	774,588	1,527,524
Change in premium deficiency reserve (note 13)	(10,619)	(62,386)	(24,185)	(227,187)
Amortization of deferred policy acquisition costs	1,770	1,888	3,493	3,961
Other underwriting and operating expenses, net	52,280	59,833	110,502	120,309
Reinsurance fee	-	-	-	26,407
Interest expense	25,099	23,930	46,117	47,856

Total losses and expenses	388,607	792,896	910,515	1,498,870

Income (loss) before tax	17,748	(338,414)	(133,390)	(609,204)
(Benefit) provision from income taxes (note 11)	(6,803)	1,421	(7,850)	(84,809)

Net income (loss)	$24,551	$(339,835)	$(125,540)	$(524,395)

Income (loss) per share (note 6):
Basic	$0.14	$(2.74)	$(0.82)	$(4.22)
Diluted	$0.13	$(2.74)	$(0.82)	$(4.22)

Weighted average common shares outstanding - diluted (shares in thousands, note 6)	182,156	124,244	152,344	124,122

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2009 and Six Months Ended June 30, 2010 (unaudited)

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Comprehensive (loss) income
	(In thousands of dollars)

Balance, December 31, 2008	$130,119	$440,542	$(276,873)	$(106,789)	$2,247,234

Net loss	-	-	-	-	(1,322,277)	$(1,322,277)
Change in unrealized investment gains and losses, net	-	-	-	154,358	-	154,358
Noncredit component of impairment losses, net	-	-	-	(1,764)	-	(1,764)
Common stock shares issued upon debt conversion	44	263	-	-	-
Reissuance of treasury stock, net	-	(11,613)	7,135	-	(545)
Equity compensation	-	14,102	-	-	-
Defined benefit plan adjustments, net	-	-	-	10,704	-	10,704
Unrealized foreign currency translation adjustment	-	-	-	17,646	-	17,646
Other	-	-	-	-	295
Comprehensive loss	-	-	-	-	-	$(1,141,333)

Balance, December 31, 2009	$130,163	$443,294	$(269,738)	$74,155	$924,707

Net loss	-	-	-	-	(125,540)	$(125,540)
Change in unrealized investment gains and losses, net	-	-	-	27,324	-	27,324
Common stock shares issued (note 14)	74,884	697,416	-	-	-
Reissuance of treasury stock, net	-	(14,425)	47,106	-	(35,407)
Equity compensation	-	5,944	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	(7,150)	-	(7,150)
Comprehensive loss (note 9)	-	-	-	-	-	$(105,366)

Balance, June 30, 2010	$205,047	$1,132,229	$(222,632)	$94,329	$763,760

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009
(Unaudited)
	Six Months Ended
	June 30,

	2010	2009
	(In thousands of dollars)
Cash flows from operating activities:
Net loss	$(125,540)	$(524,395)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred insurance policy acquisition costs	3,493	3,961
Capitalized deferred insurance policy acquisition costs	(2,677)	(2,430)
Depreciation and amortization	27,825	32,201
Decrease in accrued investment income	9,341	1,452
Increase in reinsurance recoverable on loss reserves	(7,315)	(130,532)
Decrease in prepaid reinsurance premiums	429	559
(Increase) decrease in premium receivable	(1,643)	1,767
(Increase) decrease in real estate acquired	(1,841)	25,000
(Decrease) increase in loss reserves	(316,061)	923,086
Decrease in premium deficiency reserve	(24,185)	(227,187)
Decrease in unearned premiums	(31,300)	(23,014)
Deferred tax (benefit) provision	(12,588)	221,857
Decrease in income taxes recoverable (current)	294,095	127,572
Realized investment gains, excluding impairment losses	(64,656)	(32,361)
Net investment impairment losses	6,052	35,103
Other	62,780	(2,578)
Net cash (used in) provided by operating activities	(183,791)	430,061

Cash flows from investing activities:
Purchase of fixed maturities	(2,593,435)	(2,260,868)
Purchase of equity securities	(56)	(48)
Proceeds from sale of fixed maturities	2,483,172	1,641,643
Proceeds from maturity of fixed maturities	352,525	318,961
Net increase in payable for securities	44,664	32,867
Net cash provided by (used in) investing activities	286,870	(267,445)

Cash flows from financing activities:
Net proceeds from convertible senior notes	334,450	-
Common stock shares issued	772,300	-
Repayment of note payable	-	(200,000)
Repayment of long-term debt	-	(51,760)

Net cash provided by (used in) financing activities	1,106,750	(251,760)

Net increase (decrease) in cash and cash equivalents	1,209,829	(89,144)
Cash and cash equivalents at beginning of period	1,185,739	1,097,334
Cash and cash equivalents at end of period	$2,395,568	$1,008,190

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K. As used below, “we”, “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our financial position and results of operations for the periods indicated. The results of operations for the interim periods may not be indicative of the results that may be expected for the year ending December 31, 2010.

Capital

At June 30, 2010, Mortgage Guaranty Insurance Corporation’s (“MGIC”) policyholders position exceeded the required regulatory minimum by approximately $383 million, and we exceeded the required minimum by approximately $452 million on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At June 30, 2010 MGIC’s risk-to-capital ratio was 17.8:1 and was 20.6:1 on a combined statutory basis. MGIC’s policyholders position and risk-to-capital ratio were affected by our contribution of $200 million to MGIC in the second quarter of 2010. This contribution was made from part of the proceeds from our April 2010 common stock offering discussed in Note 14.

The insurance laws or regulations of 17 states, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1.  Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any additional contribution to MGIC of the proceeds from our April 2010 common stock and convertible note offerings, could reach 40 to 1 or even higher.

In December 2009, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, the risk-to-capital requirement. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these jurisdictions. These waivers expire at various times, with the earliest expiration being December 31, 2010. Some jurisdictions have denied the request and others may deny the request. The OCI and other state insurance departments, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or other state insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, MGIC would be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC raised additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the jurisdictions that have risk-to-capital requirements represented approximately 50% of new insurance written in 2009 and the first half of 2010. If we were prevented from writing new business in all states, our insurance operations would be in run-off, meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid, on those loans, until we either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow us to once again write new business.

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its risk-to-capital requirements will not modify or revoke the waiver, that it will renew the waiver when it expires or that we could raise additional capital to comply with the risk-to-capital requirement.

We have implemented a plan to write new mortgage insurance in MGIC Indemnity Corporation (“MIC”), a subsidiary of MGIC, in selected jurisdictions in order to address the likelihood that in the future MGIC will not meet the minimum regulatory capital requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which minimum requirements are present. MIC has received the necessary approvals, including from the OCI, to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet applicable regulatory capital requirements and obtain waivers of those requirements.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements and if MGIC fails to obtain relief from those requirements or a specified waiver of them.

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

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011 and Freddie Mac (together with Fannie Mae, referred to as “GSEs”) has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution already made without prior approval from each GSE, which limits the amount of business MIC can write. We believe that the amount of capital that MGIC has contributed to MIC will be sufficient to write business for the term of the Fannie Mae Agreement in the jurisdictions in which MIC is eligible to do so. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet regulatory capital requirements, we cannot assure you that the events that lead to MGIC failing to meet regulatory capital requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any dispute resolution proceedings related to rescissions that we make.

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid and incurred losses. In 2009, rescissions mitigated our paid losses by $1.2 billion and in the first half of 2010, rescissions mitigated our paid losses by $640 million (both of these figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid losses at the same level we have recently experienced.

Our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009, compared to $0.6 billion in the first half of 2010, substantially all of which was experienced in the first quarter of 2010. Both of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. Our loss reserves continue to be significantly mititgated by expected recession activity. In recent quarters, between 25% and 30% of claims received in a quarter have been resolved by rescissions. At June 30, 2010, we had 228,455 loans in our primary delinquency inventory; the resolution of a significant portion of these loans will not involve paid claims.

In addition, if MGIC’s right to rescind coverage is disputed, the outcome of the dispute ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy.  Countrywide Home Loans, Inc. and an affiliate (“Countrywide”) have filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims. MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages of at least $150 million, exclusive of interest and costs. For more information about this lawsuit and arbitration case, see Note 5.

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represent fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we are waiving certain of our rescission rights on loans subject to the agreement and the customer is contributing to the cost of claims that we pay on these loans. The rescission rights we are waiving are for matters related to loan origination, which historically have been the basis of substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  We considered the terms of this agreement when establishing our loss reserves at June 30, 2010, however this agreement did not have a significant impact. In addition, we continue to discuss with other lenders their objections to material rescissions and are involved in other arbitration proceedings with respect to rescissions that are not collectively material in amount.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2009 amounts to conform to 2010 presentation.

Note 2 - New Accounting Guidance

In January 2010 new accounting guidance was issued that expanded the required disclosures on fair value measurements. The guidance will require the disclosure of transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and separate presentation of purchases, sales, issuances and settlements for Level 3 securities, on a gross basis rather than as one net number. The new guidance also clarifies the level of disaggregation required to be disclosed for each class of assets and liabilities and provides clarification on the appropriate disclosures of inputs and valuation techniques used to measure fair value for both recurring and non recurring measurements in Levels 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the Level 3 securities. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have evaluated the provisions of this guidance and there is no significant impact on our financial statement disclosures.

Note 3 - Debt

Senior Notes

At June 30, 2010 and December 31, 2009 we had outstanding approximately $78.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes.  A designated subsidiary is any of our consolidated subsidiaries which has shareholder’s equity of at least 15% of our consolidated shareholders equity. We were in compliance with all covenants at June 30, 2010.

If we fail to meet any of the covenants of the Senior Notes discussed above; there is a failure to pay when due at maturity, or a default results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; or we fail to make a payment of principal of the Senior Notes when due or a payment of interest on the Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the applicable series of Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of either series of our Senior Notes each would have the right to accelerate the maturity of that series.  In addition, the Trustee of these two issues of Senior Notes could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.

At June 30, 2010 and December 31, 2009, the fair value of the amount outstanding under our Senior Notes was $325.5 million and $293.2 million, respectively. The fair value was determined using publicly available trade information.

Convertible Senior Notes

In April 2010 we completed the sale of $345 million principal amount of 5% Convertible Senior Notes due in 2017.  We received net proceeds of approximately $334.5 million after deducting underwriting discount and offering expenses. Interest on the Convertible Senior Notes will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. We do not have the right to defer interest payments on the Convertible Senior Notes. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

If we fail to meet any of the covenants of the Convertible Senior Notes; there is a failure to pay when due at maturity, or a default results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; a final judgment for the payment of $40 million or more (excluding any amounts covered by insurance) is rendered against us or any of our subsidiaries which judgment is not discharged or stayed within certain time limits; or we fail to make a payment of principal of the Convertible Senior Notes when due or a payment of interest on the Convertible Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the Convertible Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of the Convertible Senior Notes would have the right to accelerate the maturity of those notes. In addition, the Trustee of the Convertible Senior Notes could, independent of any action by holders, accelerate the maturity of the Convertible Senior Notes.

The Convertible Senior Notes are convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. The initial conversion price represents a 25% conversion premium based on the $10.75 per share price to the public in our concurrent common stock offering as discussed in Note 14. These Convertible Senior Notes will be equal in right of payment to our existing Senior Notes, discussed above, and will be senior in right of payment to our existing Convertible Junior Debentures, discussed below. Debt issuance costs will be amortized to interest expense over the contractual life of the Convertible Senior Notes. The provisions of the Convertible Senior Notes are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the notes, which are contained in the Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as Trustee (the “Trustee”), and the Indenture dated as of October 15, 2000, between us and the Trustee.

We intend to use the net proceeds from the offering to provide funds to repay at maturity or repurchase prior to maturity the $78.4 million outstanding principal amount of our 5.625% Senior Notes due in September 2011 and for our general corporate purposes, which may include improving liquidity by providing funds for debt service and increasing the capital of MGIC and other subsidiaries.

At June 30, 2010, the fair value of the amount outstanding under our Convertible Senior Notes was $302.7 million. The fair value was determined using publicly available trade information.

Convertible Junior Subordinated Debentures

At June 30, 2010 and December 31, 2009 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At June 30, 2010 and December 31, 2009 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $303.1 million and $291.8 million, respectively, with the unamortized discount reflected in equity. At June 30, 2010 and December 31, 2009 we also had $55.0 million and $35.8 million, respectively, of deferred interest outstanding on the debentures which is included in other liabilities on the consolidated balance sheet. The debentures rank junior to all of our existing and future senior indebtedness.

Interest on the debentures is payable semi-annually in arrears on April 1 and October 1 of each year. As long as no event of default with respect to the debentures has occurred and is continuing, we may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures. Violations of the covenants under the Indenture governing the debentures, including covenants to provide certain documents to the trustee, are not events of default under the Indenture and would not allow the acceleration of amounts that we owe under the debentures.  Similarly, events of default under, or acceleration of, any of our other obligations, including those described above, would not allow the acceleration of amounts that we owe under the debentures.  However, violations of the events of default under the Indenture, including a failure to pay principal when due under the debentures and certain events of bankruptcy, insolvency or receivership involving our holding company would allow acceleration of amounts that we owe under the debentures.

Interest on the debentures that would have been payable on the scheduled interest payment dates beginning with April 1, 2009 has been deferred for 10 years past the scheduled payment date. During this 10-year deferral period the deferred interest will continue to accrue and compound semi-annually to the extent permitted by applicable law at an annual rate of 9%. We also have the right to defer interest that is payable on subsequent scheduled interest payment dates if we give the required 15 day notice. Any deferral of such interest would be on terms equivalent to those described above.

When interest on the debentures is deferred, we are required, not later than a specified time, to use reasonable commercial efforts to begin selling qualifying securities to persons who are not our affiliates. The specified time is one business day after we pay interest on the debentures that was not deferred, or if earlier, the fifth anniversary of the scheduled interest payment date on which the deferral started. Qualifying securities are common stock, certain warrants and certain non-cumulative perpetual preferred stock. The requirement to use such efforts to sell such securities is called the Alternative Payment Mechanism. Although there is no current requirement to begin the Alternative Payment Mechanism, the common shares issued in April 2010, discussed in Note 14, are qualifying securities. We have 180 days from the date of issuance of those shares to use the proceeds to pay deferred interest if we elect to do so with such proceeds.

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

The provisions of the Alternative Payment Mechanism are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the debentures, which are contained in the Indenture, dated as of March 28, 2008, between us and U.S. Bank National Association, as trustee.

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

The fair value of the debentures was approximately $333.0 million and $254.3 million, respectively, at June 30, 2010 and December 31, 2009, as determined using available pricing for these debentures or similar instruments.

Interest payments on all outstanding debt were $10.3 million and $20.1 million for the six months ended June 30, 2010 and 2009, respectively.

Note 4 – Reinsurance

Of the total reinsurance recoverable on loss reserves, the reinsurance recoverable on loss reserves related to captive agreements was approximately $303 million at June 30, 2010 and $297 million at December 31, 2009. The total fair value of the trust fund assets under our captive agreements at June 30, 2010 was $568 million, compared to $547 million at December 31, 2009. During 2009, $119 million of trust fund assets were transferred to us as a result of captive terminations. There were no significant captive terminations during the first six months of 2010.

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

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In addition, the Dodd-Frank Act, which was passed in July 2010, establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law.  We are uncertain whether this Bureau will issue any rules or regulations that affect our business.  Such rules and regulations could have a material adverse effect on us.

In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, we provided the Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MN Department, and beginning in March 2008 the MN Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions. In addition, beginning in June 2008, we have received subpoenas from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

As we previously disclosed, for some time we have had discussions with lenders regarding their objections to rescissions that in the aggregate are material. On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On May 17, 2010, the Court of Appeals denied a stay of the District Court’s remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which numbered more than 1,400 loans as of the filing of the action. On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. The response also seeks damages of at least $150 million, exclusive of interest and costs, as a result of purported breaches of flow insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represent fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we are waiving certain of our rescission rights on loans subject to the agreement and the customer is contributing to the cost of claims that we pay on these loans. The rescission rights we are waiving are for matters related to loan origination, which historically have been the basis of substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  We considered the terms of this agreement when establishing our loss reserves at June 30, 2010, however this agreement did not have a significant impact.

We provide an outsourced underwriting service to our customers known as contract underwriting. Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. We have an established reserve for such obligations. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the six months ended June 30, 2010 and 2009. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be submitted a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half 2009, we experienced an increase in claims for contract underwriting remedies, which may continue. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

See note 11 – “Income taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (loss) per share

Our basic EPS is based on the weighted average number of common shares outstanding, which for the three months ended June 30, 2010 includes participating securities of 1.8 million with non-forfeitable rights to dividends. For the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009 the participating securities of 1.9 million, 1.8 million and 1.9 million, respectively, are excluded because they were anti-dilutive due to our reported net loss.  Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are always excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended June 30, 2010 and 2009 common stock equivalents of 53.3 million and 35.0 million, respectively, and for the six months ended June 30, 2010 and 2009 common stock equivalents of 45.8 million and 35.3 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009
	(in thousands, except per share data)
Basic earnings per share:
Average common shares outstanding	181,267	124,244	152,344	124,122
Net Income (loss)	$24,551	$(339,835)	$(125,540)	$(524,395)
Basic earnings (loss) per share	$0.14	$(2.74)	$(0.82)	$(4.22)

Diluted earnings per share:

Weighted-average shares - Basic	181,267	124,244	152,344	124,122
Common stock equivalents	889	-	-	-

Weighted-average shares - Diluted	182,156	124,244	152,344	124,122

Net Income (loss)	$24,551	$(339,835)	$(125,540)	$(524,395)
Diluted earnings (loss) per share	$0.13	$(2.74)	$(0.82)	$(4.22)

See Note 14 for information related to our sale of common stock and Note 3 for information related to our issuance of convertible senior notes, both in April 2010.

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at June 30, 2010 and December 31, 2009 are shown below. Debt securities consist of fixed maturities and short-term investments.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses (1)	Value
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$986,348	$21,637	$(29)	$1,007,956
Obligations of U.S. states and political subdivisions	3,728,931	146,040	(31,445)	3,843,526
Corporate debt securities	2,008,855	63,177	(8,561)	2,063,471
Residential mortgage-backed securities	57,371	3,967	-	61,338
Debt securities issued by foreign sovereign governments	103,760	3,453	(215)	106,998
Total debt securities	6,885,265	238,274	(40,250)	7,083,289
Equity securities	2,948	66	-	3,014

Total investment portfolio	$6,888,213	$238,340	$(40,250)	$7,086,303

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses (1)	Value
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$736,668	$4,877	$(6,357)	$735,188
Obligations of U.S. states and political subdivisions	4,607,936	187,540	(59,875)	4,735,601
Corporate debt securities	1,532,571	40,328	(9,158)	1,563,741
Residential mortgage-backed securities	102,062	3,976	(1,986)	104,052
Debt securities issued by foreign sovereign governments	112,603	1,447	(1,058)	112,992
Total debt securities	7,091,840	238,168	(78,434)	7,251,574
Equity securities	2,892	3	(4)	2,891

Total investment portfolio	$7,094,732	$238,171	$(78,438)	$7,254,465

(1) At June 30, 2010 and December 31, 2009, gross unrealized losses for residential mortgage-backed securities include $0 million and $1.8 million, respectively, in other-than-temporary impairment losses recorded in other comprehensive income, since the adoption of new guidance on other-than-temporary impairments.

The amortized cost and fair values of debt securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
June 30, 2010	Cost	Value
	(In thousands of dollars)

Due in one year or less	$281,144	$282,000
Due after one year through five years	3,124,119	3,204,905
Due after five years through ten years	1,220,919	1,275,528
Due after ten years	1,771,037	1,852,624
	6,397,219	6,615,057

Residential mortgage-backed securities	57,371	61,338
Auction rate securities (1)	430,675	406,894

Total at June 30, 2010	$6,885,265	$7,083,289

(1) At June 30, 2010, approximately 98% of auction rate securities had a contractual maturity greater than 10 years.

At June 30, 2010 and December 31, 2009, the investment portfolio had gross unrealized losses of $40.3 million and $78.4 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$31,032	$29	$-	$-	$31,032	$29
Obligations of U.S. states and political subdivisions	376,717	3,308	561,579	28,137	938,296	31,445
Corporate debt securities	230,332	2,601	80,790	5,960	311,122	8,561
Residential mortgage-backed securities	-	-	-	-	-	-
Debt issued by foreign sovereign governments	705	1	4,620	214	5,325	215
Equity securities	6	-	-	-	6	-
Total investment portfolio	$638,792	$5,939	$646,989	$34,311	$1,285,781	$40,250

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2009	Value	Losses	Value	Losses	Value	Losses
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$434,362	$6,357	$-	$-	$434,362	$6,357
Obligations of U.S. states and political subdivisions	926,860	29,390	398,859	30,485	1,325,719	59,875
Corporate debt securities	453,804	9,158	-	-	453,804	9,158
Residential mortgage-backed securities	8,743	1,764	870	222	9,613	1,986
Debt issued by foreign sovereign governments	56,122	1,058	-	-	56,122	1,058
Equity securities	2,398	4	-	-	2,398	4
Total investment portfolio	$1,882,289	$47,731	$399,729	$30,707	$2,282,018	$78,438

There were 222 securities in an unrealized loss position at June 30, 2010. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at June 30, 2010 and December 31, 2009, compared to the interest rates at the time of purchase as well as the illiquidity premium applied in our auction rate securities discounted cash flow model. All of the securities in an unrealized loss position greater than 12 months at June 30, 2010 had a fair value greater than 80% of amortized cost.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the second quarter and first six months of 2010 we recognized other-than-temporary impairments (“OTTI”) in earnings of $0 and $6.1 million, respectively, compared to $9.4 million and $35.1 million, respectively, during the second quarter and first six months of 2009. Our OTTI during these periods in 2010 and 2009 was primarily related to securities for which we had the intent to sell.

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2010.

	Three months ended	Six months ended
	June 30, 2010
	(In thousands of dollars)

Beginning balance	$1,021	$1,021
Addition for the amount related to the credit loss for which an OTTI was not previously recognized	-	-
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	-	-
Reductions for securities sold during the period (realized)	(1,021)	(1,021)
Ending balance	$-	$-

We held approximately $407 million in auction rate securities (ARS) backed by student loans at June 30, 2010.  ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately 97% guaranteed by the United States Department of Education.  At June 30, 2010, approximately 85% of our ARS portfolio was AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At June 30, 2010, our entire ARS portfolio, consisting of 39 investments, was subject to failed auctions, however, from the period when the auctions began to fail through June 30, 2010, $108.5 million in ARS was either sold or called, with the average amount we received being 99% of par. To date, we have collected all interest due on our ARS.

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

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands of dollars)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$31,680	$14,375	$58,316	$(3,034)
Equity securities	19	12	57	136
Other	3	132	231	156

	$31,702	$14,519	$58,604	$(2,742)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands of dollars)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$36,608	$36,001	$72,588	$53,931
Losses on sales	(4,906)	(12,081)	(7,932)	(21,570)
Impairment losses	-	(9,401)	(6,052)	(35,103)

	$31,702	$14,519	$58,604	$(2,742)

The net realized gains on investments during 2010 and 2009 primarily resulted from sales of tax-exempt municipal securities. Such sales were made in connection with our decision to reduce the proportion of our investment portfolio held in tax-exempt municipal securities and to increase the proportion held in taxable securities principally since the tax benefits of holding tax exempt municipal securities are no longer available based on our recent net operating losses.

Note 8 – Fair value measurements

Fair value measurements for items measured at fair value included the following as of June 30, 2010 and December 31, 2009:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands of dollars)
June 30, 2010
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,007,956	$1,007,956	$-	$-
Obligations of U.S. states and political subdivisions	3,843,526	-	3,522,476	321,050
Corporate debt securities	2,063,471	2,530	1,966,377	94,564
Residential mortgage-backed securities	61,338	-	61,338	-
Debt securities issued by foreign sovereign governments	106,998	97,777	9,221	-
Total debt securities	7,083,289	1,108,263	5,559,412	415,614
Equity securities	3,014	2,693	-	321
Total investments	$7,086,303	$1,110,956	$5,559,412	$415,935

Real estate acquired (1)	5,671	-	-	5,671

December 31, 2009
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$735,188	$735,188	$-	$-
Obligations of U.S. states and political subdivisions	4,735,601	-	4,365,260	370,341
Corporate debt securities	1,563,741	2,559	1,431,844	129,338
Residential mortgage-backed securities	104,052	23,613	80,439	-
Debt securities issued by foreign sovereign governments	112,992	101,983	11,009	-
Total debt securities	7,251,574	863,343	5,888,552	499,679
Equity securities	2,891	2,570	-	321
Total investments	$7,254,465	$865,913	$5,888,552	$500,000

Real estate acquired (1)	3,830	-	-	3,830

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during the first six months of 2010.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2010 and 2009 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(in thousands of dollars)
Balance at March 31, 2010	$367,916	$130,066	$321	$498,303	$4,753
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	-	(1,398)	-	(1,398)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(557)
Included in other comprehensive income	(864)	(402)	-	(1,266)	-
Purchases, issuances and settlements	(46,002)	(33,702)	-	(79,704)	1,475
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at June 30, 2010	$321,050	$94,564	$321	$415,935	$5,671

Amount of total losses included in earnings for the three months ended June 30, 2010 attributable to the change in unrealized losses on assets still held at June 30, 2010	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(in thousands of dollars)
Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	-	(1,398)	-	(1,398)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(933)
Included in other comprehensive income	43	326	-	369	-
Purchases, issuances and settlements	(49,334)	(33,702)	-	(83,036)	2,774
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at June 30, 2010	$321,050	$94,564	$321	$415,935	$5,671

Amount of total losses included in earnings for the six months ended June 30, 2010 attributable to the change in unrealized losses on assets still held at June 30, 2010	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(in thousands of dollars)
Balance at March 31, 2009	$393,512	$138,450	$321	$532,283	$19,301
Total realized/unrealized losses:
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,736)
Included in other comprehensive income	(6,103)	(2,180)	-	(8,283)	-
Purchases, issuances and settlements	(1,071)	(2,200)	-	(3,271)	(9,707)
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at June 30, 2009	$386,338	$134,070	$321	$520,729	$7,858

Amount of total losses included in earnings for the three months ended June 30, 2009 attributable to the change in unrealized losses on assets still held at June 30, 2009	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(in thousands of dollars)
Balance at December 31, 2008	$395,388	$150,241	$321	$545,950	$32,858
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	-	(10,107)	-	(10,107)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,889)
Included in other comprehensive income	(6,103)	(1,429)	-	(7,532)	-
Purchases, issuances and settlements	(2,947)	(4,635)	-	(7,582)	(23,111)
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at June 30, 2009	$386,338	$134,070	$321	$520,729	$7,858

Amount of total losses included in earnings for the six months ended June 30, 2009 attributable to the change in unrealized losses on assets still held at June 30, 2009	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7. Fair value disclosures related to our debt are included in Note 3.

Note 9 - Comprehensive income

Our total comprehensive income was as follows:

	Three months ended		Six months ended
	June 30,		June 30,

	2010	2009	2010	2009
	(In thousands of dollars)

Net income (loss)	$24,551	$(339,835)	$(125,540)	$(524,395)
Other comprehensive income	14,384	28,869	20,174	105,330

Total comprehensive income (loss)	$38,935	$(310,966)	$(105,366)	$(419,065)

Other comprehensive income (loss) (net of tax):
Change in unrealized gains and losses on investments	$21,118	$13,443	$27,324	$90,677
Noncredit component of impairment loss	-	-	-	-
Unrealized foreign currency translation adjustment	(6,734)	15,426	(7,150)	14,653

Other comprehensive income	$14,384	$28,869	$20,174	$105,330

At June 30, 2010, accumulated other comprehensive income of $94.3 million included $128.9 million of net unrealized gains on investments, ($37.2) million relating to defined benefit plans and $2.6 million related to foreign currency translation adjustment. At December 31, 2009, accumulated other comprehensive income of $74.2 million included $101.6 million of net unrealized gains on investments, ($37.2) million relating to defined benefit plans and $9.8 million related to foreign currency translation adjustment.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended
	June 30,

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2010	2009	2010	2009
	(In thousands of dollars)

Service cost	$2,082	$2,032	$239	$339
Interest cost	3,946	3,478	252	332
Expected return on plan assets	(3,654)	(3,849)	(726)	(562)
Recognized net actuarial loss	1,524	1,446	126	380
Amortization of transition obligation	-	-	-	-
Amortization of prior service cost	185	201	(1,534)	(1,515)

Net periodic benefit cost	$4,083	$3,308	$(1,643)	$(1,026)

	Six Months Ended
	June 30,

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2010	2009	2010	2009
	(In thousands of dollars)

Service cost	$4,266	$4,077	$563	$640
Interest cost	7,767	7,150	592	732
Expected return on plan assets	(7,251)	(7,670)	(1,446)	(1,115)
Recognized net actuarial loss	2,962	3,165	382	852
Amortization of transition obligation	-	-	-	-
Amortization of prior service cost	325	359	(3,069)	(3,030)

Net periodic benefit cost	$8,069	$7,081	$(2,978)	$(1,921)

In the second quarter of 2010 we contributed approximately $10.0 million to our pension plan. We currently do not intend to make any further contributions to the plans during 2010.

Note 11 – Income Taxes

Valuation Allowance

We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have reduced our benefit from income tax by establishing a valuation allowance.

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

In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $431.5 million. Therefore, the remaining contingency reserves were released for tax purposes and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance.  During 2010, our deferred tax valuation allowance decreased by the deferred tax liability related to unrealized gains that were recorded to equity.  In the event of future operating losses, it is likely that a tax provision (benefit) will be recorded as an offset to any taxes recorded to equity for changes in unrealized gains or other items in other comprehensive income.  We have adjusted our benefit from income taxes due to the establishment of a valuation allowance as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions)
Benefit from income taxes	$(3.4)	$(131.7)	$(64.1)	$(248.9)
Change in valuation allowance	(3.4)	133.1	56.3	164.1

Tax (benefit) provision	$(6.8)	$1.4	$(7.8)	$(84.8)

The total valuation allowance as of June 30, 2010, March 31, 2010 and December 31, 2009 was $294.8 million, $298.2 million and $238.5 million, respectively.

Legislation enacted in 2009 expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the Consolidated Statement of Operations for the carryback of 2009 losses. The refund related to these benefits was received in the second quarter of 2010.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1.1 billion of net operating loss carryforwards on a regular tax basis and $340 million of net operating loss carryforwards for computing the alternative minimum tax as of June 30, 2010. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 and 2030.

The Internal Revenue Service (“IRS”) has completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and has issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process is ongoing and may last for an extended period of time, but at this time it is difficult to predict with any certainty when it may conclude. If we are unable to reach an agreement within the appeals function of the IRS, we will evaluate our alternatives and choose an appropriate course of action at that time. The assessment for unpaid taxes related to the REMIC issue for these years is $197.1 million in taxes and accuracy-related penalties, plus applicable interest. Other adjustments during taxable years 2000 through 2007 are not material, and have been agreed to with the IRS. On July 2, 2007, we made a payment on account of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. We believe, after discussions with outside counsel about the issues raised in the examinations and the procedures for resolution of the disputed adjustments, that an adequate provision for income taxes has been made for potential liabilities that may result from these assessments. If the outcome of this matter differs materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.

Note 12 – Loss Reserves

Our loss estimates are established based upon historical experience. Losses incurred for the second quarter of 2010 significantly decreased compared to the second quarter of 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 12,789 delinquencies in the second quarter of 2010, compared to an increase of 16,519 in the second quarter of 2009. The estimated severity remained relatively stable in the second quarter of 2010 and 2009. The estimated claim rate increased slightly in the second quarter of 2010 and was flat in the second quarter of 2009.

Losses incurred for the first six months of 2010 significantly decreased compared to the first six months of 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 21,985 delinquencies in the first six months of 2010, compared to an increase of 30,049 in the first six months of 2009. The estimated severity remained relatively stable in the first six months of 2010 and increased slightly in the comparable period of 2009. The estimated claim rate increased slightly in the first six months of 2010 and was flat in the comparable period of 2009.

The decrease in the primary default inventory experienced during the second quarter and first six months of 2010 was generally across all markets and all book years. However the number of consecutive months a loan remains in the primary default inventory (the age of the item in default) continues to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The impact of the decrease in the primary default inventory on losses incurred in the first six months of 2010 was partially offset by the impact of the increased age of the primary default inventory.

Aging of the Primary Default Inventory

	Q2 2010		Q1 2010		Q4 2009		Q3 2009		Q2 2009		Q1 2009

Consecutive months in the default inventory (1)
3 months or less	35,838	16%	36,256	15%	48,252	19%	53,615	23%	50,297	24%	49,638	25%
4 - 11 months	71,089	31%	90,816	38%	98,210	39%	97,435	41%	93,704	44%	89,861	46%
12 months or more	121,528	53%	114,172	47%	103,978	42%	84,560	36%	68,236	32%	56,219	29%

Total primary default inventory	228,455	100%	241,244	100%	250,440	100%	235,610	100%	212,237	100%	195,718	100%

Loans in default in our claims received inventory	19,724	9%	17,384	7%	16,389	7%	16,802	7%	15,337	7%	14,805	8%

(1) In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 this caption was labeled “Missed payments.”

The length of time a loan is continuously in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent.  These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current.  The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	Q2 2010		Q1 2010		Q4 2009		Q3 2009		Q2 2009		Q1 2009

3 payments or less	49,308	22%	50,045	21%	60,970	24%	62,304	26%	59,549	28%	59,080	30%
4 - 11 payments	80,224	35%	98,753	41%	105,208	42%	101,076	43%	93,997	44%	89,924	46%
12 payments or more	98,923	43%	92,446	38%	84,262	34%	72,230	31%	58,691	28%	46,714	24%

Total primary default inventory	228,455	100%	241,244	100%	250,440	100%	235,610	100%	212,237	100%	195,718	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Rescissions mitigated our paid losses by approximately $267 million and $640 million, respectively, in the second quarter and first six months of 2010, compared to approximately $286 million and $449 million, respectively, in the second quarter and first six months of 2009. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. In the first six months of 2010, $149 million, of the $640 million mitigated paid losses, would have been applied to a deductible had the policy not been rescinded. In the first six months of 2009, $103 million, of the $449 million mitigated paid losses, would have been applied to a deductible. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

In addition, our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. Based upon the increase in rescission activity during 2008 and 2009, the effects rescissions had on our losses incurred became material. While we do not incorporate an explicit rescission rate into our reserving methodology, we have estimated the effects rescissions have had on our incurred losses based upon recent rescission history, as shown in the table that follows labeled “Ever to Date Rescission Rates on Claims Received”. We estimate that rescissions mitigated our incurred losses by approximately $0.6 billion in the first six months of 2010, substantially all of which was experienced in the first quarter of 2010, compared to approximately $0.6 billion and $1.0 billion, respectively, in the second quarter and first six months of 2009.  These figures include the benefit of claims not paid in the period as well as the impact of changes to our estimated expected recission activity on our loss reserves in the period. Our loss reserves continue to be significantly mitigated by expected recission activity. The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2010 and December 31, 2009 the estimate of this liability totaled $143 million and $88 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy.  Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  We have filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages of at least $150 million, exclusive of interests and costs. For more information about this lawsuit and arbitration case, see Note 5 – “Litigation and contingencies.”

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represent fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we are waiving certain of our rescission rights on loans subject to the agreement and the customer is contributing to the cost of claims that we pay on these loans. The rescission rights we are waiving are for matters related to loan origination, which historically have been the basis of substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  We considered the terms of this agreement when establishing our loss reserves at June 30, 2010, however this agreement did not have a significant impact. In addition, we continue to discuss with other lenders their objections to material rescissions and are involved in other arbitration proceedings with respect to rescissions that are not collectively material in amount.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of June 30, 2010
Ever to Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q4 2008	24.6%	99.7%
Q1 2009	28.9%	99.6%
Q2 2009	28.2%	98.9%
Q3 2009	26.5%	97.2%
Q4 2009	19.6%	88.4%

(1) This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.
(2) This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims for which we have informed the insured of our decision not to pay the claim. Although our decision to not pay a claim is made after we have given the insured an opportunity to dispute the facts underlying our decision to not pay the claim, these decisions are sometimes reversed after further discussion with the insured.

A rollforward of our primary default inventory for the three and six months ended June 30, 2010 and 2009 appears in the table below.

	Three months ended		Six months ended
	June 30,		June 30,

	2010	2009	2010	2009

Default inventory at beginning of period	241,244	195,718	250,440	182,188
Plus: New Notices	48,181	63,067	101,574	131,979
Less: Cures	(47,290)	(36,784)	(96,500)	(84,121)
Less: Paids (including those charged to a deductible or captive)	(10,653)	(6,904)	(19,847)	(13,252)
Less: Rescissions and denials	(3,027)	(2,860)	(7,212)	(4,557)
Default inventory at end of period	228,455	212,237	228,455	212,237

Information about the composition of the primary default inventory at June 30, 2010, December 31, 2009 and June 30, 2009 appears in the table below. Within the table below, reduced documentation loans only appear in the reduced documentation category and do not appear in any of the other categories.

	June 30,	December 31,	June 30,
	2010	2009	2009

Total loans delinquent (1)	228,455	250,440	212,237
Percentage of loans delinquent (default rate)	17.59%	18.41%	14.97%

Prime loans delinquent (2)	141,857	150,642	119,174
Percentage of prime loans delinquent (default rate)	13.05%	13.29%	10.15%

A-minus loans delinquent (2)	32,384	37,711	33,418
Percent of A-minus loans delinquent (default rate)	37.10%	40.66%	33.81%

Subprime credit loans delinquent (2)	11,782	13,687	12,819
Percentage of subprime credit loans delinquent (default rate)	46.19%	50.72%	44.78%

Reduced documentation loans delinquent (3)	42,432	48,400	46,826
Percentage of reduced documentation loans delinquent (default rate)	43.14%	45.26%	40.19%

(1) At June 30, 2010, December 31, 2009 and June 30, 2009 38,911, 45,907 and 44,975 loans in default, respectively, related to Wall Street bulk transactions.
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

Pool insurance notice inventory decreased from 44,231 at December 31, 2009 to 42,872 at June 30, 2010. The pool insurance notice inventory was 37,146 at June 30, 2009.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at June 30, 2010, December 31, 2009 and June 30, 2009 appear in the table below.

	June 30,	December 31,	June 30,
	2010	2009	2009
	($ millions)

Present value of expected future paid losses and expenses, net of expected future premium	(1,421)	(1,730)	(1,896)

Established loss reserves	1,252	1,537	1,669

Net deficiency	$(169)	$(193)	$(227)

The decrease in the premium deficiency reserve for the three and six months ended June 30, 2010 was $11 million and $24 million, respectively as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for the second quarter and first six months of 2010 is primarily related to lower estimated ultimate losses. The lower estimated ultimate losses are primarily due to lower estimated ultimate claim rates.

	Three months ended		Six months ended
	June 30, 2010
	($ millions)

Premium Deficiency Reserve at beginning of period		$(180)		$(193)

Paid claims and loss adjustment expenses	$124		$244
Decrease in loss reserves	(159)		(285)
Premium earned	(32)		(64)
Effects of present valuing on future premiums, losses and expenses	(19)		(34)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(86)		(139)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses expenses and discount rate (1)		97		163

Premium Deficiency Reserve at end of period		$(169)		$(169)

(1)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

Note 14 – Shareholders’ equity

In April 2010 we completed the public offering and sale of 74,883,720 shares of our common stock at a price of $10.75 per share. We received net proceeds of approximately $772.3 million, after deducting underwriting discount and offering expenses. The shares of common stock sold were newly issued shares.

In the second quarter of 2010 we contributed $200 million of these proceeds to MGIC. We intend to use the remaining net proceeds from the common stock and concurrent convertible notes offerings to provide funds to repay at maturity or repurchase prior to maturity the $78.4 million outstanding principal amount of our 5.625% Senior Notes due in September 2011 and for our general corporate purposes, which may include improving liquidity by providing funds for debt service and increasing the capital of MGIC and other subsidiaries.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our subsidiary MGIC, we are the leading provider of private mortgage insurance in the United States to the home mortgage lending industry.

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2009.  We refer to this Discussion as the “10-K MD&A.” In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses Incurred” below. The discussion of our business in this document generally does not apply to our Australian operations which have historically been immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see our risk factor titled “Our Australian operations may suffer significant losses” and “Overview—Australia” in our 10-K MD&A.

Forward Looking Statements

As discussed under “Forward Looking Statements and Risk Factors” below, actual results may differ materially from the results contemplated by forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make in the following discussion or elsewhere in this document even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. Therefore no reader of this document should rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

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

Capital

At June 30, 2010, MGIC’s policyholders position exceeded the required regulatory minimum by approximately $383 million, and we exceeded the required minimum by approximately $452 million on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At June 30, 2010, MGIC’s risk-to-capital ratio was 17.8:1 and was 20.6:1 on a combined statutory basis. MGIC’s risk-to-capital ratio was affected by our contribution of $200 million to MGIC in the second quarter of 2010. This contribution was made from part of the proceeds from our April 2010 common stock offering. For additional information about how we calculate risk-to-capital, see “Liquidity and Capital Resources – Risk to Capital” below.

The insurance laws or regulations of 17 states, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain states, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1.  Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any additional contribution to MGIC of the proceeds from our April 2010 common stock and concurrent convertible notes offering, could reach 40 to 1 or even higher.

In December 2009, the OCI issued an order waiving, until December 31, 2011, the risk-to-capital requirement. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these states. These waivers expire at various times, with the earliest expiration being December 31, 2010. Some jurisdictions have denied the request and others may deny the request. The OCI and other state insurance departments, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or other state insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, MGIC would be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC raised additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the states that have risk-to-capital ratio limits represented approximately 50% of new insurance written in 2009 and the first half of 2010. If we were prevented from writing new business in all states, our insurance operations would be in run-off, meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid, on those loans, until we either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow us to once again write new business.

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its risk-to-capital requirement will not modify or revoke the waiver, that it will renew the waiver when it expires or that we could raise additional capital to comply with the risk-to-capital requirement. Depending on the circumstances, the amount of additional capital we might need could be substantial. See our risk factor titled “Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debentures convert their debentures into shares of our common stock”.

We have implemented a plan to write new mortgage insurance in MIC in selected jurisdictions in order to address the likelihood that in the future MGIC will not meet the minimum regulatory capital requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which minimum requirements are present. MIC has received the necessary approvals, including from the OCI, to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet applicable regulatory capital requirements and obtain waivers of those requirements.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements and if MGIC fails to obtain relief from those requirements or a specified waiver of them. The Fannie Mae Agreement, including certain restrictions imposed on us, MGIC and MIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2009.

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

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011 and Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. For more information, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution already made, without prior approval from each GSE, which limits the amount of business MIC can write. We believe that the amount of capital that MGIC has contributed to MIC will be sufficient to write business for the term of the Fannie Mae Agreement in the jurisdictions in which MIC is eligible to do so. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet regulatory capital requirements, we cannot assure you that the events that lead to MGIC failing to meet regulatory capital requirements would not also result in MGIC not having sufficient claims paying resources. Furthermore, our estimates of our claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any dispute resolution proceedings related to rescissions that we make.

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

For a number of years, the GSEs have had programs under which, on certain loans, lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and in the second quarter of 2010 Fannie Mae eliminated its reduced coverage program. In recent years, a majority of our volume was on loans with GSE standard coverage, a substantial portion of our volume has been on loans with reduced coverage, and a minor portion of our volume has been on loans with charter coverage. We charge higher premium rates for higher coverage percentages. During the first half of 2010, the portion of our volume insured at charter coverage has been approximately the same as in recent years and, due in part to the elimination of reduced coverage by Fannie Mae, the portion of our volume insured at standard coverage has increased. Also, the pricing changes we implemented on May 1, 2010 (see “—The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations”.) may eliminate a lender’s incentive to use Fannie Mae charter coverage in place of standard coverage. However, to the extent lenders selling loans to Fannie Mae in the future did choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

Both of the GSEs have guidelines regarding the terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s is Ba3, with a positive outlook; and from Standard & Poor’s is B+, with a negative outlook.) For information about how these policies could affect us, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”.

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. For the quarter ending June 30, 2010, we were notified of modifications involving loans with risk in force of approximately $960 million.

One such program is the Home Affordable Modification Program (“HAMP”), which was announced by the US Treasury in early 2009. Some of HAMP’s eligibility criteria relate to the borrower’s current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency.

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 28,000 loans in our primary delinquent inventory at June 30, 2010 for which the HAMP trial period has begun which trial periods have not been reported to us as cancelled and through June 30, 2010 approximately 19,600 delinquent primary loans have cured their delinquency after entering HAMP and have not redefaulted. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly in recent months, most of the loans currently in a trial period will not receive HAMP modifications and we expect that some of the loans that have been modified by HAMP will redefault.

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

Eligibility under loan modification programs can also adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices increase our incurred losses.

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

Premiums are generated by the insurance that is in force during all or a portion of the period. A change in the average insurance in force in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by differences in the average premium rate between the two periods as well as by premiums that are returned or expected to be returned in connection with rescissions and premiums ceded to captives or the GSEs. Also, new insurance written and cancellations during a period will generally have a greater effect on premiums written and earned in subsequent periods than in the period in which these events occur.

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

Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

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

•	Changes in premium deficiency reserve

Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors.  First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserve has an effect (either positive or negative) on that period’s results. Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change. Changes to these assumptions also have an effect on that period’s results.

•	Underwriting and other expenses

The majority of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.”

•	Interest expense

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at June 30, 2010 is comprised of approximately $78.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in Convertible Junior Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 to our consolidated financial statements and under “Liquidity and Capital Resources” below. At June 30, 2010, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $303.1 million, with the unamortized discount reflected in equity.

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

Summary of 2010 Second Quarter Results

Our results of operations for the second quarter of 2010 were principally affected by the factors referred to below. We currently expect to incur losses for the second half of 2010 that would materially exceed what we reported for the first six months of 2010.

•	Net premiums written and earned

Net premiums written and earned during the second quarter of 2010 decreased when compared to the same period in 2009 due to higher levels of rescissions, as well as a lower average insurance in force, due to reduced levels of new insurance written, offset by lower ceded premiums due to captive terminations and run-offs.

•	Investment income

Investment income in the second quarter of 2010 was lower when compared to the same period in 2009 due to a decrease in the pre-tax yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the second quarter of 2010 included $31.7 million in net realized gains on the sale of fixed income investments and no OTTI losses. Net realized gains for the second quarter of 2009 included $23.9 million in net realized gains on the sale of fixed income investments, offset by $9.4 million in OTTI losses.

•	Losses incurred

Losses incurred for the second quarter of 2010 significantly decreased compared to the second quarter of 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 12,789 delinquencies in the second quarter of 2010, compared to an increase of 16,519 in the second quarter of 2009. The estimated severity remained relatively stable in the second quarter of 2010 and 2009. The estimated claim rate increased slightly in the second quarter of 2010 and was flat in the second quarter of 2009.

•	Change in premium deficiency reserve

During the second quarter of 2010 the premium deficiency reserve on Wall Street bulk transactions declined by $11 million from $180 million, as of March 31, 2010, to $169 million as of June 30, 2010.  The decrease in the premium deficiency represents the net result of actual premiums, losses and expenses as well as a net change in assumptions primarily related to lower estimated ultimate losses. The $169 million premium deficiency reserve as of June 30, 2010 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for the second quarter of 2010 decreased when compared to the same period in 2009.  The decrease reflects our lower contract underwriting volume as well as a reduction in headcount.

•	Interest expense

Interest expense for the second quarter of 2010 increased when compared to the same period in 2009. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures, offset by the repayment of the $200 million credit facility in the second quarter of 2009 and the repurchase, during 2009, of approximately $121.6 million of our Senior Notes due in September 2011.

•	Benefit from income taxes

We had a benefit from income taxes of $6.8 million in the second quarter of 2010, compared to a provision for income taxes of $1.4 million in the second quarter of 2009. During the second quarter of 2010, the benefit from income taxes was increased by $3.4 million due to a decrease in the amount of the valuation allowance. During the second quarter of 2009, the benefit from income taxes was reduced by $133.1 million due to the establishment of the valuation allowance.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ billions)

Total Primary NIW	$2.7	$5.9	$4.5	$12.3

Refinance volume as a % of primary NIW	13%	44%	18%	51%

The decrease in new insurance written in the second quarter and first six months of 2010, compared to the same periods in 2009, was primarily due to the continued high market share of FHA, a loss of business from a major lender as a result of our rescission practices, and a lower overall origination market.

We anticipate our new insurance written for 2010 will be lower than the level written in 2009 due to the reasons noted in the preceding paragraph. Our current expectation for new insurance written for the full year 2010 is $10 billion - $12 billion. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.

Beginning on May 1, 2010, we began pricing our new insurance written and now consider, among other things, the borrower’s credit score in a majority of states and, subject to regulatory approval, expect to implement these changes in the remaining states in the next several months. We made these rate changes to be more competitive with insurance programs offered by the FHA. These rate changes have resulted in lower premiums being charged for a substantial majority of our new insurance written. However, beginning in the fourth quarter of 2009, the average coverage percentage of our new insurance written increased. We believe the increased coverage was due in part to the elimination of Fannie Mae’s reduced coverage program. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses”. Because we charge higher premiums for higher coverages, the effect of lower premium rates since May 1, 2010 have been mitigated by the increase in premiums due to higher coverages. We cannot predict whether our new business written in the future will continue to have higher coverages. For more information about our rate changes, see our Form 8-K that was filed with the SEC on February 23, 2010.

From time to time, in response to market conditions, we increase or decrease the types of loans that we insure. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together these exceptions accounted for fewer than 5% of the loans we insured in recent quarters. The changes to our underwriting guidelines since the fourth quarter of 2007 include the creation of two tiers of “restricted markets”. Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. Beginning in September 2009, we removed several markets from our restricted markets list and moved several other markets from our Tier Two restricted market list (for which our underwriting guidelines are most limiting) to our Tier One restricted market list. In addition, we have made other changes that have relaxed our underwriting guidelines and expect to continue to make changes in appropriate circumstances that will do so in the future.

Cancellations and insurance in force

New insurance written and cancellations of primary insurance in force during the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in billions)

NIW	$2.7	$5.9	$4.5	$12.3
Cancellations	(7.4)	(9.7)	(14.3)	(19.2)

Change in primary insurance in force	$(4.7)	$(3.8)	$(9.8)	$(6.9)

Direct primary insurance in force was $202.4 billion at June 30, 2010, compared to $212.2 billion at December 31, 2009 and $220.1 billion at June 30, 2009.

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.

Our persistency rate (percentage of insurance remaining in force from one year prior) was 86.4% at June 30, 2010 compared to 84.7% at December 31, 2009 and 85.1% at June 30, 2009. These improved persistency rates reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of June 30, 2010, included approximately 94,300 loans with insurance in force of approximately $15.2 billion and risk in force of approximately $4.5 billion, which is approximately 62% of our bulk risk in force.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $1.6 billion, $1.7 billion and $1.8 billion at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits.  For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at June 30, 2010, December 31, 2009 and June 30, 2009, for $1.8 billion, $2.0 billion and $2.3 billion of risk, respectively, risk in force is calculated at $167 million, $190 million and $146 million, respectively.

One of our pool insurance insureds is computing the aggregate loss limit under a pool insurance policy at a higher level than we are computing this limit because we believe the original aggregate limit decreases over time while the insured believes the limit remains constant.  At June 30, 2010, the difference was approximately $420 million and under our interpretation this difference will increase by approximately $120 million in August 2010 and will continue to increase in August of years thereafter.  This difference has had no effect on our results of operations because the aggregate paid losses plus the portion of our loss reserves attributable to this policy have been below our interpretation of the loss limit and is expected to be below that limit through the second quarter of 2011. In addition, this difference has had no effect on our pool loss forecasts because we do not include the benefits of aggregate loss limits in those forecasts.

Net premiums written and earned

Net premiums written during the second quarter and first six months of 2010 decreased when compared to the same periods in 2009 due to the following reasons:

o	higher levels of rescissions, which result in a return of premium, and
o	lower average insurance in force, due to reduced levels of new insurance written.

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

We expect our average insurance in force in 2010 to continue to decline. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) in the second half of 2010 to be comparable to those experienced in the first half of 2010. The level of rescissions and expected rescissions can affect the premium yields from quarter to quarter because when we rescind a loan we return the premium we received.

Risk sharing arrangements

For the quarter ended June 30, 2010, approximately 5% of our flow new insurance written was subject to arrangements with captives which was comparable to the year ended December 31, 2009. We expect the percentage of new insurance written subject to risk sharing arrangements to approximate 5% for the remainder of 2010.

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

Investment income

Investment income for the second quarter and first six months of 2010 decreased when compared to the same periods in 2009 due to a decrease in the average investment yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The average maturity of our investments has continued to decrease as claim payments exceed premiums received and the proceeds from the April 2010 offerings have been invested in shorter term instruments. See further discussion under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.54% at June 30, 2010 and 3.76% at June 30, 2009.

Realized gains and other-than-temporary impairments

We had net realized investment gains of $31.7 million and $64.7 million, respectively, in the second quarter and first six months of 2010, compared to $23.9 million and $32.4 million, respectively, in the second quarter and first six months of 2009. The net realized gains on investments in 2010 are primarily the result of the sale of fixed income securities. We are in the process of reducing the proportion of our investment portfolio in tax exempt municipal securities and increasing the proportion of corporate securities. We are shifting the portfolio to taxable securities because the tax benefits of holding tax exempt municipal securities are no longer available based on our recent net operating losses.

Net impairment losses recognized in earnings were $0 million and $6.1 million, respectively, in the second quarter and first six months of 2010 compared to $9.4 million and $35.1 million, respectively, in the second quarter and first six months of 2009. The impairment losses in the first six months of 2010 related to our fixed income investments, including credit losses related to debt instruments issued by health facilities and an OTTI on an inflation linked bond. In the first six months of 2009 our impairment losses related to our fixed income investments, including credit losses related to collateralized debt obligations and revenue bonds.

Other revenue

Other revenue for the second quarter and first six months of 2010 decreased, when compared to the same periods in 2009, due to a decrease in contract underwriting revenues and gains of $8.0 million and $19.9 million, respectively, recognized in the second quarter and first six months of 2009 from the repurchase of our September 2011 Senior Notes.

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

Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the economy, including unemployment, and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values, which expose us to greater losses on resale of properties obtained through the claim settlement process and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding claim payments, such as the settlement agreement discussed below. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

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

Losses incurred

Our loss estimates are established based upon historical experience. Losses incurred for the second quarter of 2010 significantly decreased compared to the second quarter of 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 12,789 delinquencies in the second quarter of 2010, compared to an increase of 16,519 in the second quarter of 2009. The estimated severity remained relatively stable in the second quarter of 2010 and 2009. The estimated claim rate increased slightly in the second quarter of 2010 and was flat in the second quarter of 2009.

Losses incurred for the first six months of 2010 significantly decreased compared to the first six months of 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 21,985 delinquencies in the first six months of 2010, compared to an increase of 30,049 in the first six months of 2009. (In July 2010, the primary default inventory increased by 557 delinquencies over the inventory at June 30, 2010.) The estimated severity remained relatively stable in the first six months of 2010 and increased slightly in the comparable period of 2009. The estimated claim rate increased slightly in the first six months of 2010 and was flat in the comparable period of 2009.

The decrease in the primary default inventory experienced during the first six months of 2010 was generally across all markets and all book years. However the number of consecutive months a loan remains in the default inventory (the age of the item in default) continues to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The impact of the decrease in the primary default inventory on losses incurred was partially offset by the impact of the increased age of the primary default inventory.

Aging of the Primary Default Inventory

	Q2 2010		Q1 2010		Q4 2009		Q3 2009		Q2 2009		Q1 2009

Consecutive months in the default inventory (1)
3 months or less	35,838	16%	36,256	15%	48,252	19%	53,615	23%	50,297	24%	49,638	25%
4 - 11 months	71,089	31%	90,816	38%	98,210	39%	97,435	41%	93,704	44%	89,861	46%
12 months or more	121,528	53%	114,172	47%	103,978	42%	84,560	36%	68,236	32%	56,219	29%

Total primary default inventory	228,455	100%	241,244	100%	250,440	100%	235,610	100%	212,237	100%	195,718	100%

Loans in default in our claims received inventory	19,724	9%	17,384	7%	16,389	7%	16,802	7%	15,337	7%	14,805	8%

(1) In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 this caption was labeled “Missed payments.”

The length of time a loan is continuously in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent.  These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current.  The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	Q2 2010		Q1 2010		Q4 2009		Q3 2009		Q2 2009		Q1 2009

3 payments or less	49,308	22%	50,045	21%	60,970	24%	62,304	26%	59,549	28%	59,080	30%
4 - 11 payments	80,224	35%	98,753	41%	105,208	42%	101,076	43%	93,997	44%	89,924	46%
12 payments or more	98,923	43%	92,446	38%	84,262	34%	72,230	31%	58,691	28%	46,714	24%

Total primary default inventory	228,455	100%	241,244	100%	250,440	100%	235,610	100%	212,237	100%	195,718	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Rescissions mitigated our paid losses by approximately $267 million and $640 million, respectively, in the second quarter and first six months of 2010, compared to approximately $286 million and $449 million, respectively, in the second quarter and first six months of 2009. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. In the first six months of 2010, $149 million, of the $640 million mitigated paid losses, would have been applied to a deductible had the policy not been rescinded. In the first six months of 2009, $103 million, of the $449 million mitigated paid losses, would have been applied to a deductible. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

In addition, our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. Based upon the increase in rescission activity during 2008 and 2009, the effects rescissions had on our losses incurred became material. While we do not incorporate an explicit rescission rate into our reserving methodology, we have estimated the effects rescissions have had on our incurred losses based upon recent rescission history, as shown in the table that follows labeled “Ever to Date Rescission Rates on Claims Received”. We estimate that rescissions mitigated our incurred losses by approximately $0.6 billion in the first six months of 2010, substantially all of which was experienced in the first quarter of 2010, compared to approximately $0.6 billion and $1.0 billion, respectively, in the second quarter and first six months of 2009. These figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected recission activity on our loss reserves in the period. Our loss reserves continue to be significantly mitigated by expected recission activity. The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2010 and December 31, 2009 the estimate of this liability totaled $143 million and $88 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy.  Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  We have filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages of at least $150 million, exclusive of interest and costs. For more information about this lawsuit and arbitration case, see Part II, Item 1 of this Report.

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represent fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we are waiving certain of our rescission rights on loans subject to the agreement and the customer is contributing to the cost of claims that we pay on these loans. The rescission rights we are waiving are for matters related to loan origination, which historically have been the basis of substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  We considered the terms of this agreement when establishing our loss reserves at June 30, 2010, however this agreement did not have a significant impact. In addition, we continue to discuss with other lenders their objections to material rescissions and are involved in other arbitration proceedings with respect to rescissions that are not collectively material in amount.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of June 30, 2010
Ever to Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q4 2008	24.6%	99.7%
Q1 2009	28.9%	99.6%
Q2 2009	28.2%	98.9%
Q3 2009	26.5%	97.2%
Q4 2009	19.6%	88.4%

(1) This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.
(2) This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims for which we have informed the insured of our decision not to pay the claim. Although our decision to not pay a claim is made after we have given the insured an opportunity to dispute the facts underlying our decision to not pay the claim, these decisions are sometimes reversed after further discussion with the insured.

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

Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account.  In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account.  However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. In the event that the captives’ incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captives obligations, transfer the assets in the trust accounts to us, and retain all future premium payments. We intend to exercise this additional remedy when it is available to us. However, if the captive would challenge our right to do so, the matter would be determined by arbitration. The reinsurance recoverable on loss reserves related to captive agreements was approximately $303 million at June 30, 2010 and $297 million at December 31, 2009. The total fair value of the trust fund assets under these agreements at June 30, 2010 was $568 million, compared to $547 million at December 31, 2009. During 2009, $119 million of trust fund assets were transferred to us. There were no significant captive terminations during the first six months of 2010.

In the second quarter and first six months of 2010, captive arrangements reduced our losses incurred by approximately $22 million and $47 million, respectively, compared to $65 million and $139 million, respectively, in the second quarter and first six months of 2009.  We anticipate that the reduction in losses incurred will continue to be lower in 2010, compared to 2009, as some of our captive arrangements were terminated in 2009.

A rollforward of our primary insurance default inventory for the three and six months ended June 30, 2010 and 2009 appears in the table below.

	Three months ended		Six months ended
	June 30,		June 30,

	2010	2009	2010	2009

Primary default inventory at beginning of period	241,244	195,718	250,440	182,188
Plus: New Notices	48,181	63,067	101,574	131,979
Less: Cures	(47,290)	(36,784)	(96,500)	(84,121)
Less: Paids (including those charged to a deductible or captive)	(10,653)	(6,904)	(19,847)	(13,252)
Less: Rescissions and denials	(3,027)	(2,860)	(7,212)	(4,557)
Primary default inventory at end of period	228,455	212,237	228,455	212,237

Information about the composition of the primary insurance default inventory at June 30, 2010, December 31, 2009 and June 30, 2009 appears in the table below. Within the tables below, reduced documentation loans only appear in the reduced documentation category and do not appear in any of the other categories.

	June 30,	December 31,	June 30,
	2010	2009	2009

Total loans delinquent (1)	228,455	250,440	212,237
Percentage of loans delinquent (default rate)	17.59%	18.41%	14.97%

Prime loans delinquent (2)	141,857	150,642	119,174
Percentage of prime loans delinquent (default rate)	13.05%	13.29%	10.15%

A-minus loans delinquent (2)	32,384	37,711	33,418
Percent of A-minus loans delinquent (default rate)	37.10%	40.66%	33.81%

Subprime credit loans delinquent (2)	11,782	13,687	12,819
Percentage of subprime credit loans delinquent (default rate)	46.19%	50.72%	44.78%

Reduced documentation loans delinquent (3)	42,432	48,400	46,826
Percentage of reduced documentation loans delinquent (default rate)	43.14%	45.26%	40.19%

(1) At June 30, 2010, December 31, 2009 and June 30, 2009 38,911, 45,907 and 44,975 loans in default, respectively, related to Wall Street bulk transactions.
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

Pool insurance notice inventory decreased from 44,231 at December 31, 2009 to 42,872 at June 30, 2010. The pool insurance notice inventory was 37,146 at June 30, 2009.

The average primary claim paid for the second quarter and first six months of 2010 was $50,926 and $51,917, respectively, compared to $51,363 and $52,427, respectively, for the second quarter and first six months of 2009.  The average claim paid can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2010 paid claims) for the three and six months ended June 30, 2010 and 2009 appears in the table below.

Primary average claim paid	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Florida	$64,365	$66,237	$65,308	$66,877
California	91,617	107,005	93,229	112,583
Arizona	58,949	61,880	61,271	61,294
Michigan	36,073	38,746	36,074	37,718
Illinois	50,996	51,045	52,404	51,123
All other states	45,129	44,337	45,747	44,435

All states	$50,926	$51,363	$51,917	$52,427

The primary average loan size of our insurance in force at June 30, 2010, December 31, 2009 and June 30, 2009 appears in the table below.

Primary average loan size	June 30,	December 31,	June 30,
	2010	2009	2009
Total insurance in force	$155,860	$155,960	$155,230
Prime (FICO 620 & >)	154,770	154,480	153,090
A-Minus (FICO 575-619)	129,490	130,410	131,220
Subprime (FICO < 575)	117,690	118,440	119,690
Reduced doc (All FICOs)	201,190	203,340	205,890

The primary average loan size of our insurance in force at June 30, 2010, December 31, 2009 and June 30, 2009 for the top 5 states (based on 2010 paid claims) appears in the table below.

Primary average loan size	June 30,	December 31,	June 30,
	2010	2009	2009
Florida	$176,497	$178,262	$179,538
California	286,096	288,650	291,194
Arizona	186,998	188,614	189,631
Michigan	121,333	121,431	121,191
Illinois	152,046	152,202	151,423
All other states	148,658	148,397	147,349

Information about net paid claims during the three and six months ended June 30, 2010 and 2009 appears in the table below.

	Three Months Ended		Six Months Ended
Net paid claims ($ millions)	June 30,		June 30,
	2010	2009	2010	2009
Prime (FICO 620 & >)	$339	$188	$627	$348
A-Minus (FICO 575-619)	70	57	132	116
Subprime (FICO < 575)	20	26	41	50
Reduced doc (All FICOs)	110	79	223	171
Pool and other	45	27	80	45
Direct losses paid	584	377	1,103	730
Reinsurance	(22)	(10)	(39)	(19)
Net losses paid	562	367	1,064	711
LAE	18	13	35	25
Net losses and LAE paid before terminations	580	380	1,099	736
Reinsurance terminations	-	-	-	-
Net losses and LAE paid	$580	$380	$1,099	$736

Primary claims paid for the top 15 states (based on 2010 paid claims) and all other states for the three and six months ended June 30, 2010 and 2009 appears in the table below.

Paid Claims by state ($ millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Florida	$72	$40	$143	$74
California	72	51	138	121
Arizona	38	26	76	48
Michigan	35	31	63	57
Illinois	22	15	43	27
Nevada	19	16	43	29
Texas	24	12	43	23
Georgia	23	16	42	31
Ohio	16	14	33	26
Virginia	13	9	29	18
Minnesota	16	11	27	23
Maryland	11	6	24	10
Massachusetts	11	5	20	11
Washington	10	4	20	7
Wisconsin	10	6	18	11
All other states	147	88	261	169
	$539	$350	$1,023	$685
Other (Pool, LAE, Reinsurance)	41	30	76	51
	$580	$380	$1,099	$736

The primary default inventory in those same states at June 30, 2010, December 31, 2009 and June 30, 2009 appears in the table below.

Primary default inventory by state
	June 30,	December 31,	June 30,
	2010	2009	2009
Florida	35,965	38,924	34,901
California	16,681	19,661	17,892
Arizona	7,587	8,791	7,800
Michigan	11,335	12,759	10,969
Illinois	13,136	13,722	11,229
Nevada	5,397	5,803	5,263
Texas	12,131	13,668	10,862
Georgia	10,067	10,905	8,897
Ohio	10,151	11,071	9,381
Virginia	3,911	4,464	3,978
Minnesota	4,078	4,674	4,237
Maryland	4,572	4,940	4,012
Massachusetts	3,326	3,661	3,167
Washington	3,829	3,768	2,861
Wisconsin	4,596	4,923	3,883
All other states	81,693	88,706	72,905
	228,455	250,440	212,237

The primary default inventory at June 30, 2010, December 31, 2009 and June 30, 2009 separated between our flow and bulk business appears in the table below.

Primary default inventory
	June 30,	December 31,	June 30,
	2010	2009	2009
Flow	172,057	185,828	150,304
Bulk	56,398	64,612	61,933
	228,455	250,440	212,237

The flow default inventory by policy year at June 30, 2010, December 31, 2009 and June 30, 2009 appears in the table below.

Flow default inventory by Policy Year

	June 30,	December 31,	June 30,
Policy year:	2010	2009	2009
2003 and prior	25,127	28,242	24,133
2004	12,683	13,869	11,388
2005	19,736	21,354	17,842
2006	30,209	33,373	28,591
2007	67,870	73,304	58,305
2008	16,114	15,524	10,008
2009	315	162	37
2010	3	-	-
	172,057	185,828	150,304

Beginning in 2008, the rate at which claims are received and paid slowed for a combination of reasons, including foreclosure moratoriums, servicing delays, court delays, loan modifications and our claims investigations. Although these factors continue to affect our paid claims, we believe that paid claims for the second half of 2010 will exceed the $1.1 billion paid in the first half of 2010 as most of the foreclosure delays have either been removed or incorporated into the servicers’ processing time.

As of June 30, 2010, 56% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. In 2009, we experienced such performance as it relates to delinquencies from our older books.

Premium deficiency

During the second quarter of 2010, the premium deficiency reserve on Wall Street bulk transactions declined by $11 million from $180 million, as of March 31, 2010, to $169 million as of June 30, 2010.  During the first six months of 2010 the premium deficiency reserve on Wall Street bulk transactions declined by $24 million from $193 million at December 31, 2009. The $169 million premium deficiency reserve as of June 30, 2010 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at June 30, 2010 was 2.5%. During the second quarter of 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $62 million from $289 million, as of March 31, 2009, to $227 million as of June 30, 2009.  During the first six months of 2009 the premium deficiency reserve on Wall Street bulk transaction declined by $227 million from $454 million as of December 31, 2008.

The components of the premium deficiency reserve at June 30, 2010, December 31, 2009 and June 30, 2009 appear in the table below.

	June 30,	December 31,	June 30,
	2010	2009	2009
	($ millions)
Present value of expected future paid losses and expenses, net of expected future premium	(1,421)	(1,730)	(1,896)

Established loss reserves	1,252	1,537	1,669

Net deficiency	$(169)	$(193)	$(227)

The decrease in the premium deficiency reserve for the three and six months ended June 30, 2010 was $11 million and $24 million, respectively, as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for the second quarter and first six months of 2010 is primarily related to lower estimated ultimate losses. The lower estimated ultimate losses are primarily due to lower estimated ultimate claim rates.

	Three months ended		Six months ended
	June 30, 2010
	($ millions)

Premium Deficiency Reserve at beginning of period		$(180)		$(193)

Paid claims and loss adjustment expenses	$124		$244
Decrease in loss reserves	(159)		(285)
Premium earned	(32)		(64)
Effects of present valuing on future premiums, losses and expenses	(19)		(34)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(86)		(139)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses expenses and discount rate (1)		97		163

Premium Deficiency Reserve at end of period		$(169)		$(169)

(1)	A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

Each quarter, we re-estimate the premium deficiency reserve on the remaining Wall Street bulk insurance in force. The premium deficiency reserve primarily changes from quarter to quarter as a result of two factors.  First, it changes as the actual premiums, losses and expenses that were previously estimated are recognized. Each period such items are reflected in our financial statements as earned premium, losses incurred and expenses. The difference between the amount and timing of actual earned premiums, losses incurred and expenses and our previous estimates used to establish the premium deficiency reserve has an effect (either positive or negative) on that period’s results.  Second, the premium deficiency reserve changes as our assumptions relating to the present value of expected future premiums, losses and expenses on the remaining Wall Street bulk insurance in force change.  Changes to these assumptions also have an effect on that period’s results.

At June 30, 2010, and the end of each quarter, we performed a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. That analysis concluded that, as of June 30, 2010, there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

The calculation of premium deficiency reserve requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business.  The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans.  The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Similar to our loss reserve estimates, our estimates for premium deficiency reserve could be adversely affected by several factors, including a deterioration of regional or economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses.  Assumptions used in calculating the deficiency reserve can also be affected by volatility in the current housing and mortgage lending industries.  To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserve, the differences between the actual results and our estimates will affect future period earnings and could be material.

Underwriting and other expenses

 Underwriting and other expenses for the second quarter and first six months of 2010 decreased when compared to the same periods in 2009. The decrease reflects our lower contract underwriting volume as well as reductions in headcount.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2010	2009	2010	2009
Loss ratio	103.5%	221.7%	133.3%	217.3%
Expense ratio	15.0%	15.2%	16.6%	14.9%
Combined ratio	118.5%	236.9%	149.9%	232.2%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the second quarter and first six months of 2010, compared to the same periods in 2009, was due to a decrease in losses incurred, offset by a decrease in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in the expense ratio in the second quarter of 2010, compared to the same period in 2009, was due to a decrease in underwriting and other expenses, which was partially offset by a decrease in premiums written. The increase in the expense ratio in the first six months of 2010, compared to the same period in 2009, was due to a decrease in premiums written, which was partially offset by a decrease in underwriting and other expenses. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the second quarter of 2010 increased when compared to the same period in 2009. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures, partially offset by the repayment of the $200 million credit facility in the second quarter of 2009 and the repurchase, during 2009, of approximately $121.6 million of our Senior Notes due in September 2011.

Interest expense for the first six months of 2010 decreased when compared to the same period in 2009. The decrease is due to repaying the $200 million credit facility in the second quarter of 2009 as well as the repurchase, during 2009, of approximately $121.6 million of our Senior Notes due in September 2011, partially offset by the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

Income taxes

The effective tax rate (benefit) on our pre-tax income was (38.3%) in the second quarter of 2010, compared to 0.4% on our pre-tax loss in the second quarter of 2009.    During the second quarter of 2010, the benefit from income taxes was increased by $3.4 million due primarily to an increase in the deferred tax liability related to unrealized gains recorded in equity, which results in a decrease to the amount of the valuation allowance. During the second quarter of 2009, the benefit from income taxes was reduced by $133.1 million due to the establishment of a valuation allowance.  The difference in the rates exists primarily because in the first quarter of 2010 we recorded a benefit from income taxes, while in the first quarter of 2009 we recorded a provision for income taxes.

The effective tax rate (benefit) on our pre-tax loss was (5.9%) in the first six months of 2010, compared to (13.9%) in the first six months of 2009.  During those periods the benefit from income taxes was reduced by the establishment of a valuation allowance.  The difference in the rate exists primarily because the valuation allowance in 2010 eliminated substantially all of our tax benefits for the year, while in 2009 only a portion of the benefits for the year were eliminated.

We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have reduced our benefit from income tax by establishing a valuation allowance.

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

In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $431.5 million. Therefore, the remaining contingency reserves were released for tax purposes and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance.  During 2010, our deferred tax valuation allowance decreased by the deferred tax liability related to unrealized gains that were recorded to equity.  In the event of future operating losses, it is likely that a tax provision (benefit) will be recorded as an offset to any taxes recorded to equity for changes in unrealized gains or other items in other comprehensive income.  We have adjusted our benefit from income taxes due to the establishment of a valuation allowance as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	($ in millions)
Benefit from income taxes	$(3.4)	$(131.7)	$(64.1)	$(248.9)
Change in valuation allowance	(3.4)	133.1	56.3	164.1

Tax (benefit) provision	$(6.8)	$1.4	$(7.8)	$(84.8)

The total valuation allowance as of June 30, 2010, March 31, 2010 and December 31, 2009 was $294.8 million, $298.2 million and $238.5 million, respectively.

Legislation enacted in 2009 expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the Consolidated Statement of Operations for the carryback of 2009 losses. The refund related to these benefits was received in the second quarter of 2010.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1.1 billion of net operating loss carryforwards on a regular tax basis and $340 million of net operating loss carryforwards for computing the alternative minimum tax as of June 30, 2010. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 and 2030.

Financial Condition

At June 30, 2010, based on fair value, approximately 95% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. The composition of ratings at June 30, 2010, December 31, 2009 and December 31, 2008 are shown in the table below. While the percentage of our investment portfolio rated ‘A’ or better has not changed materially since December 31, 2008, the percentage of our investment portfolio rated ‘AAA’ had been declining and the percentage rated ‘AA’ and ‘A’ had been increasing. Contributing to the changes in ratings was an increase in corporate bond investments, and downgrades of municipal investments. The municipal downgrades can be attributed to downgrades of the financial guaranty insurers and downgrades to the underlying credit. During the second quarter of 2010 the percentage of our investment portfolio rated ‘AAA’ increased due to our capital raise in April 2010, which is primarily invested in cash equivalents.

Investment Portfolio Ratings

	At	At	At
	June 30, 2010	December 31, 2009	December 31, 2008

AAA	56%	47%	58%
AA	23%	30%	24%
A	16%	17%	13%

A or better	95%	94%	95%

BBB and below	5%	6%	5%

Total	100%	100%	100%

Approximately 17% of our investment portfolio is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. A breakdown of the portion of our investment portfolio covered by a financial guarantor by credit rating, including the rating without the guarantee is shown below. The ratings are provided by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

At June 30, 2010
	Guarantor Rating
Underlying Rating	AA+	AA-	BBB+	NR	R	All
	($ millions)
AAA	$-	$-	$5	$-	$18	$23
AA	6	153	312	-	168	639
A	-	100	225	-	170	495
BBB	-	5	18	9	29	61
BB	-	-	6	-	-	6
	$6	$258	$566	$9	$385	$1,224

At June 30, 2010, based on fair value, $5 million of fixed income securities are relying on financial guaranty insurance to elevate their rating to ‘A’ and above. Any future downgrades of these financial guarantor ratings would leave the percentage of fixed income securities ‘A’ and above effectively unchanged.

We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At June 30, 2010, the modified duration of our fixed income investment portfolio was 2.5 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.5% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

We held approximately $407 million in auction rate securities (“ARS”) backed by student loans at June 30, 2010. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At June 30, 2010, our entire ARS portfolio, consisting of 39 investments, was subject to failed auctions; however, from the period when the auctions began to fail through June 30, 2010, $ 108.5 million in ARS was either sold or called, with the average amount we received being 99% of par. To date, we have collected all interest due on our ARS and expect to continue to do so in the future.

The ARS we hold are collateralized by portfolios of student loans, all of which are ultimately 97% guaranteed by the United States Department of Education.  At June 30, 2010, approximately 85% of our ARS portfolio was AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

At June 30, 2010, our total assets included $2.4 billion of cash and cash equivalents as shown on our consolidated balance sheet. In addition, included in “Other assets” is $81.3 million of principal and interest receivable related to the sale of our remaining interest in Sherman Financial Group LLC as discussed in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

At June 30, 2010, we had $78.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, with a combined fair value of $325.5 million, outstanding. At June 30, 2010, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with a fair value of $302.7 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at June 30, 2010 are reflected as a liability on our consolidated balance sheet at the current amortized value of $303.1 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $333.0 million at June 30, 2010. At June 30, 2010 we also had $55.0 million of deferred interest outstanding on the convertible debentures which is included in other liabilities on the consolidated balance sheet.

The Internal Revenue Service (“IRS”) has completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and has issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations relates to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). The IRS has indicated that it does not believe that, for various reasons, we have established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We disagree with this conclusion and believe that the flow through income and loss from these investments was properly reported on our federal income tax returns in accordance with applicable tax laws and regulations in effect during the periods involved and have appealed these adjustments. The appeals process is ongoing and may last for an extended period of time, but at this time it is difficult to predict with any certainty when it may conclude. If we are unable to reach an agreement within the appeals function of the IRS, we will evaluate our alternatives and choose an appropriate course of action at that time. The assessment for unpaid taxes related to the REMIC issue for these years is $197.1 million in taxes and accuracy-related penalties, plus applicable interest. Other adjustments during taxable years 2000 through 2007 are not material, and have been agreed to with the IRS. On July 2, 2007, we made a payment of $65.2 million with the United States Department of the Treasury to eliminate the further accrual of interest. Although the resolution of this issue is uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolution of this matter differs materially from our estimates, it could have a material impact on our effective tax rate, results of operations and cash flows.

The total amount of unrecognized tax benefits as of June 30, 2010 is $91.4 million. All of the unrecognized tax benefits would affect our effective tax rate. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $23.1 million for the payment of interest as of June 30, 2010. The establishment of this liability required estimates of potential outcomes of various issues and required significant judgment. Although the resolutions of these issues are uncertain, we believe that sufficient provisions for income taxes have been made for potential liabilities that may result. If the resolutions of these matters differ materially from these estimates, it could have a material impact on our effective tax rate, results of operations and cash flows. Although it is reasonably possible that a significant change in the balance of unrecognized tax benefits may occur within the next twelve months, at this time it is not possible to estimate the range due to the uncertainty of the potential outcomes.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2010, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $55.0 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through June 30, 2010, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which may continue. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

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

Debt at Our Holding Company and Holding Company Capital Resources

In April 2010 we completed the public offering and sale of 74,883,720 shares of our common stock at a price of $10.75 per share. We received net proceeds of approximately $772.3 million, after deducting underwriting discount and offering expenses. In April 2010 we also concurrently completed the sale of $345 million principal amount of 5% Convertible Senior Notes due in 2017.  We received net proceeds of approximately $334.5 million after deducting underwriting discount and offering expenses.

We intend to use the remaining net proceeds from the offerings (after the second quarter 2010 contribution of $200 million to MGIC) to provide funds to repay at maturity or repurchase prior to maturity the $78.4 million outstanding principal amount of our 5.625% Senior Notes due in September 2011 and for our general corporate purposes, which may include improving liquidity by providing funds for debt service and increasing the capital of MGIC and other subsidiaries.

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009, MGIC did not pay any dividends to our holding company. In 2010 and 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI.

At June 30, 2010, we had approximately $1.0 billion in cash and investments at our holding company. As of June 30, 2010, our holding company’s obligations included $78.4 million of debt which is scheduled to mature in September 2011, $300 million of Senior Notes due in November 2015 and $345 million in Convertible Senior Notes due in 2017, all of which must be serviced pending scheduled maturity.  On an annual basis, as of June 30, 2010 our use of funds at the holding company for interest payments on our Senior Notes and Convertible Senior Notes approximated $38 million. As of June 30, 2010, our holding company’s obligations also include $389.5 million in Convertible Junior Debentures. See Note 3 to our consolidated financial statements for a discussion of our election to defer payment of interest on our junior convertible debentures due in 2063. The annual interest payments on these debentures approximate $35 million, excluding interest on the interest payments that have been deferred.  See Note 3 to our consolidated financial statements for additional information about this indebtedness.

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

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2010	2009
	($ in millions)

Risk in force - net (1)	$39,750	$41,136

Statutory policyholders' surplus	$1,606	$1,443
Statutory contingency reserve	328	417

Statutory policyholders' position	$1,934	$1,860

Risk-to-capital	20.6:1	22.1:1

(1)
Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($12.2 billion at June 30, 2010 and $13.3 billion at December 31, 2009) and for which loss reserves have been established.

MGIC’s separate company risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2010	2009
	($ in millions)

Risk in force - net (1)	$34,507	$35,663

Statutory policyholders' surplus	$1,612	$1,429
Statutory contingency reserve	322	406

Statutory policyholders' position	$1,934	$1,835

Risk-to-capital	17.8:1	19.4:1

(1)	Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Statutory policyholders’ position increased in the first six months of 2010, primarily due to a $200 million capital contribution to MGIC from part of the proceeds from our April 2010 common stock offering, partially offset by losses incurred. If our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will increase.

For additional information regarding regulatory capital see “Overview-Capital” above as well as our Risk Factor titled “Even though our plan to write new insurance in MGIC Indemnity Corporation has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, because MGIC is not expected to meet statutory risk-to-capital requirements to write new business in various states, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis.”

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

Contractual Obligations

At June 30, 2010, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations ($ millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,239	$73	$217	$137	$2,812
Operating lease obligations	11	5	5	1	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement benefit plans	154	9	22	29	94
Other long-term liabilities	6,389	2,683	3,067	639	-

Total	$9,794	$2,771	$3,311	$806	$2,906

Our long-term debt obligations at June 30, 2010 include our approximately $78.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 to our consolidated financial statements and under “Liquidity and Capital Resources” above. Interest on our convertible debentures that would have been payable on the scheduled interest payment dates, but which we elected to defer for 10 years as discussed in Note 3 to our consolidated financial statements, is included in the “More than 5 years” column in the table above, but excludes compounding interest.  Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of expected benefit payments under our benefit plans.

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

The table above does not reflect the liability for unrecognized tax benefits due to uncertainties in the timing of the effective settlement of tax positions. We cannot make a reasonably reliable estimate of the timing of payment for the liability for unrecognized tax benefits, net of payments on account, of $23.1 million. See Note 12 to our consolidated financial statements in our Annual Report on form 10-K for the year ended December 31, 2009 for additional discussion on unrecognized tax benefits.

Forward Looking Statements and Risk Factors

General:  Our revenues and losses could be affected by the risk factors referred to under “Location of Risk Factors” below. These risk factors are an integral part of Management’s Discussion and Analysis.

These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as we “believe”, “anticipate” or “expect”, or words of similar import, are forward looking statements. We are not undertaking any obligation to update any forward looking statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements were made. Therefore no reader of this document should rely on these statements being current as of any time other than the time at which this document was filed with the Securities and Exchange Commission.

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2010 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by those 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2010, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2010, the modified duration of our fixed income investment portfolio was 2.5 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.5% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

ITEM 4.   CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On December 17, 2009, Countrywide Home Loans, Inc. and BAC Home Loans Servicing, LP (collectively, “Countrywide”) filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against Mortgage Guaranty Insurance Corporation (“MGIC”), our principal mortgage insurance subsidiary. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On May 17, 2010, the Court of Appeals denied a stay of the District Court's remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which numbered more than 1,400 loans as of the filing of the action. On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the Superior Court of the State of California and asserting various defenses to the relief sought by MGIC in the arbitration. The response also seeks damages of at least $150 million, exclusive of interest and costs, as a result of purported breaches of flow insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us.

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

Item 1 A.  Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2010. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

We have reported net losses for the last three years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.

For the years ended December 31, 2009, 2008 and 2007, respectively, we had a net loss of $1.3 billion, $0.5 billion and $1.7 billion. We believe the size of our future net losses will depend primarily on the amount of our incurred and paid losses and to a lesser extent on the amount and profitability of our new business. Our incurred and paid losses are dependent on factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. We currently expect to incur losses for the second half of 2010 that would materially exceed what we reported for the first half of the year and annual losses thereafter. Although we currently expect to return to profitability on an annual basis, we cannot assure you when, or if, this will occur. Among the assumptions underlying our forecasts are that loan modification programs will only modestly mitigate losses; that the cure rate steadily improves but does not return to historic norms until early 2013; and there is no change to our current rescission practices. In this latter regard, see “— We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.” During the last few years our ability to forecast accurately future results has been limited due to significant volatility in many of the factors that go into our forecasts. The net losses we have experienced have eroded, and any future net losses will erode, our shareholders’ equity and could result in equity being negative.

We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In 2009, rescissions mitigated our paid losses by $1.2 billion and in the first half of 2010, rescissions mitigated our paid losses by $640 million (both of these figures include amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid losses at the same level we have recently experienced.

In addition, our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. See “—Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.” We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009, compared to $0.6 billion in the first half of 2010, substantially all of which was experienced in the first quarter of 2010.  Both of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In recent quarters, between 25% and 30% of claims received in a quarter have been resolved by rescissions. At June 30, 2010, we had 228,455 loans in our primary delinquency inventory; the resolution of a significant portion of these loans will not involve paid claims.

If MGIC’s right to rescind coverage is disputed, the outcome of the dispute ultimately would be determined by legal proceedings. Objections to rescission may be made several years after we have rescinded an insurance policy. Countrywide Home Loans, Inc. and an affiliate (“Countrywide”) filed a lawsuit against MGIC alleging that MGIC denied, and continues to deny, valid mortgage insurance claims. MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages of at least $150 million, exclusive of interest and costs. For more information about this lawsuit and arbitration case, see “—We are subject to the risk of private litigation and regulatory proceedings.”

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represent fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we are waiving certain of our rescission rights on loans subject to the agreement and the customer is contributing to the cost of claims that we pay on these loans. The rescission rights we are waiving are for matters related to loan origination, which historically have been the basis of substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  The Company considered the terms of this agreement when establishing it loss reserves at June 30, 2010, however this agreement did not have a significant impact. In addition, we continue to discuss with other lenders their objections to material rescissions and are involved in other arbitration proceedings with respect to rescissions that are not collectively material in amount.

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

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In addition, the Dodd-Frank Act, which was passed in July 2010, establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law. We are uncertain whether this Bureau will issue any rules or regulations that affect our business. Such rules and regulations could have a material adverse effect on us.

In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, we provided the Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MN Department, and beginning in March 2008 the MN Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions. In addition, beginning in June 2008, we have received subpoenas from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

As we previously disclosed, for some time we have had discussions with lenders regarding their objections to rescissions that in the aggregate are material. On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On May 17, 2010, the Court of Appeals denied a stay of the District Court’s remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which numbered more than 1,400 loans as of the filing of the action. On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. The response also seeks damages of at least $150 million, exclusive of interest and costs, as a result of purported breaches of flow insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. For additional information about rescissions, see “—We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.” In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represent fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we are waiving certain of our rescission rights on loans subject to the agreement and the customer is contributing to the cost of claims that we pay on these loans. The rescission rights we are waiving are for matters related to loan origination, which historically have been the basis of substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  The Company considered the terms of this agreement when establishing it loss reserves at June 30, 2010, however this agreement did not have a significant impact.

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

The FHA substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because mortgage insurers have tightened their underwriting guidelines (which has led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). Recent federal legislation and programs have also provided the FHA with greater flexibility in establishing new products and have increased the FHA’s competitive position against private mortgage insurers.

Financial reform legislation passed in July 2010 (commonly referred to as the Dodd-Frank Act) requires lenders and securitizers to retain some of the risk associated with mortgage loans that they sell or securitize, unless the mortgage loans are “qualified mortgages” or are insured by the FHA or another federal agency. Under this legislation, regulators will establish the definition of “qualified mortgages.” In doing so, they are to consider, among other things, the presence of mortgage insurance. Depending on whether and to what extent, the presence of mortgage insurance establishes a loan as a “qualified mortgage,” this legislation may materially adversely affect the amount of new insurance that we write.

Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. During the first half of 2010, approximately 14% of our new insurance written was for loans for which one lender was the original insured, although revenue from such loans was significantly less than 10% of our revenues during this period. Our private mortgage insurance competitors include:

•	PMI Mortgage Insurance Company,

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	Republic Mortgage Insurance Company, whose parent, based on information filed with the SEC through August 5, 2010, is our largest shareholder,

•	CMG Mortgage Insurance Company, and

•	Essent Guaranty, Inc.

Until recently, the mortgage insurance industry had not had new entrants in many years. Recently, Essent Guaranty, Inc. announced that it began writing new mortgage insurance. Essent has publicly reported that one of its investors is JPMorgan Chase which is one of our customers. The perceived increase in credit quality of loans that are being insured today combined with the deterioration of the financial strength ratings of the existing mortgage insurance companies could encourage new entrants. We understand that one potential new entrant has advertised for employees. The FHA, which in recent years was not viewed by us as a significant competitor, substantially increased its market share beginning in 2008.

Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting guidelines, which have resulted in our declining to insure some of the loans originated by our customers, rescission of loans that affect the customer and our decision to discontinue ceding new business under excess of loss captive reinsurance programs. In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescissions practices shortly after Countrywide ceased doing business with us. See “—We are subject to the risk of private litigation and regulatory proceedings” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Countrywide and its Bank of America affiliates accounted for 12.0% of our flow new insurance written in 2008 and 8.3% of our new insurance written in the first three quarters of 2009. In addition, we continue to have discussions with other lenders who are significant customers regarding their objections to rescissions.

We believe some lenders assess a mortgage insurer’s financial strength rating as an important element of the process through which they select mortgage insurers. MGIC’s financial strength rating from Moody’s is Ba3, with a positive outlook and from Standard & Poor’s is B+, with a negative outlook. It is possible that MGIC’s financial strength ratings could decline from these levels. As a result of MGIC’s less than investment grade financial strength rating, MGIC may be competitively disadvantaged with these lenders.

Loan modification and other similar programs may not provide material benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified.

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. For the quarter ending June 30, 2010, we were notified of modifications involving loans with risk in force of approximately $960 million.

One such program is the Home Affordable Modification Program (“HAMP”), which was announced by the US Treasury in early 2009. Some of HAMP’s eligibility criteria relate to the borrower’s current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency.

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 28,000 loans in our primary delinquent inventory at June 30, 2010 for which the HAMP trial period has begun which trial periods have not been reported to us as cancelled and through June 30, 2010 approximately 19,600 delinquent primary loans have cured their delinquency after entering HAMP and have not redefaulted. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly in recent months, most of the loans currently in a trial period will not receive HAMP modifications and we expect that some of the loans that have been modified by HAMP will redefault.

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

Eligibility under loan modification programs can also adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices of delinquency increase our incurred losses.

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

The Dodd-Frank Act, which was passed in July 2010, establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law. We are uncertain whether this Bureau will issue any rules or regulations that affect our business or the volume of low down payment home mortgage originations. Such rules and regulations could have a material adverse effect on our financial position or results of operations.

A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance, decrease our new insurance written and reduce our revenues.  Such a decline could be caused by, among other things, by the definition of “qualified mortgages” by regulators implementing the financial reform legislation passed in July 2010 (commonly referred to as the Dodd-Frank Act).  See “—The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance.”

Our Australian operations may suffer significant losses.

We have committed significant resources to begin international operations, primarily in Australia, where we started to write business in June 2007. In view of our need to dedicate capital to our domestic mortgage insurance operations, we have reduced our Australian headcount and are no longer writing new business in Australia. Our existing risk in force in Australia is subject to the risks described in the general economic and insurance business-related factors discussed above. Recent significant increases in housing values in Australia may make these risks more significant than they have been in the past because these increases may make Australian housing values more susceptible to significant future price declines. In addition to these risks, we are subject to a number of other risks from having deployed capital in Australia, including foreign currency exchange rate fluctuations and interest-rate volatility particular to Australia.

ITEM 6.   EXHIBITS

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2010.

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

99
Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, and through updating of various statistical and other information

101	The following financial information from MGIC Investment Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2009 and the six months ended June 30, 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.