Form 10-Q
period 2010-09-30
MGIC INVESTMENT CORP
filed 2010-11-01
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/25/10	200,449,588

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2010 (Unaudited) and December 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS	(In thousands of dollars)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2010 - $6,848,738; 2009 - $7,091,840)	$7,119,905	$7,251,574
Equity securities	3,126	2,891
Total investment portfolio	7,123,031	7,254,465

Cash and cash equivalents	2,166,101	1,185,739
Accrued investment income	68,427	79,828
Reinsurance recoverable on loss reserves (note 4)	299,239	332,227
Prepaid reinsurance premiums	2,924	3,554
Premium receivable	87,313	90,139
Home office and equipment, net	28,046	29,556
Deferred insurance policy acquisition costs	8,172	9,022
Income taxes recoverable (note 11)	-	275,187
Other assets	203,510	144,702
Total assets	$9,986,763	$9,404,419

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$6,179,092	$6,704,990
Premium deficiency reserve (note 13)	160,114	193,186
Unearned premiums	234,178	280,738
Senior notes (note 3)	377,271	377,098
Convertible senior notes (note 3)	345,000	-
Convertible junior debentures (note 3)	309,227	291,785
Other liabilities	398,436	254,041

Total liabilities	8,003,318	8,101,838

Contingencies (note 5)

Shareholders' equity (note 14):
Common stock, $1 par value, shares authorized 460,000,000; shares issued, 2010 - 205,046,780; 2009 - 130,163,060; shares outstanding, 2010 - 200,449,588; 2009 - 125,101,057	205,047	130,163
Paid-in capital	1,135,572	443,294
Treasury stock (shares at cost, 2010 - 4,597,192; 2009 - 5,062,003)	(222,632)	(269,738)
Accumulated other comprehensive income, net of tax (note 9)	153,228	74,155
Retained earnings	712,230	924,707

Total shareholders' equity	1,983,445	1,302,581

Total liabilities and shareholders' equity	$9,986,763	$9,404,419

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands of dollars, except per share data)
Revenues:
Premiums written:
Direct	$294,478	$301,747	$883,922	$1,039,482
Assumed	764	826	2,340	3,133
Ceded	(16,260)	(24,319)	(55,876)	(86,465)

Net premiums written	278,982	278,254	830,386	956,150
Decrease in unearned premiums, net	17,514	15,261	47,236	40,327

Net premiums earned	296,496	293,515	877,622	996,477
Investment income, net of expenses	58,465	75,528	190,192	230,737
Realized investment gains, net	24,524	33,483	89,180	65,844
Total other-than-temporary impairment losses	-	-	(6,052)	(35,103)
Portion of losses recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	-	(6,052)	(35,103)
Other revenue	2,840	10,811	8,508	45,048

Total revenues	382,325	413,337	1,159,450	1,303,003

Losses and expenses:
Losses incurred, net (note 12)	384,578	971,043	1,159,166	2,498,567
Change in premium deficiency reserve (note 13)	(8,887)	(19,346)	(33,072)	(246,533)
Amortization of deferred policy acquisition costs	1,750	2,013	5,243	5,974
Other underwriting and operating expenses, net	55,856	57,120	166,358	177,429
Reinsurance fee	-	-	-	26,407
Interest expense	26,702	20,586	72,819	68,442

Total losses and expenses	459,999	1,031,416	1,370,514	2,530,286

Loss before tax	(77,674)	(618,079)	(211,064)	(1,227,283)
Benefit from income taxes (note 11)	(26,146)	(100,311)	(33,996)	(185,120)

Net loss	$(51,528)	$(517,768)	$(177,068)	$(1,042,163)

Loss per share (note 6):
Basic	$(0.26)	$(4.17)	$(1.05)	$(8.39)
Diluted	$(0.26)	$(4.17)	$(1.05)	$(8.39)

Weighted average common shares outstanding - diluted (shares in thousands, note 6)	200,077	124,296	168,429	124,180

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2009 and Nine Months Ended September 30, 2010 (unaudited)

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Comprehensive (loss) income
	(In thousands of dollars)

Balance, December 31, 2008	$130,119	$440,542	$(276,873)	$(106,789)	$2,247,234

Net loss	-	-	-	-	(1,322,277)	$(1,322,277)
Change in unrealized investment gains and losses, net	-	-	-	154,358	-	154,358
Noncredit component of impairment losses, net	-	-	-	(1,764)	-	(1,764)
Common stock shares issued upon debt conversion	44	263	-	-	-
Reissuance of treasury stock, net	-	(11,613)	7,135	-	(545)
Equity compensation	-	14,102	-	-	-
Defined benefit plan adjustments, net	-	-	-	10,704	-	10,704
Unrealized foreign currency translation adjustment	-	-	-	17,646	-	17,646
Other	-	-	-	-	295
Comprehensive loss	-	-	-	-	-	$(1,141,333)

Balance, December 31, 2009	$130,163	$443,294	$(269,738)	$74,155	$924,707

Net loss	-	-	-	-	(177,068)	$(177,068)
Change in unrealized investment gains and losses, net	-	-	-	74,931	-	74,931
Common stock shares issued (note 14)	74,884	697,492	-	-	-
Reissuance of treasury stock, net	-	(14,425)	47,106	-	(35,409)
Equity compensation	-	9,211	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	4,142	-	4,142
Comprehensive loss (note 9)	-	-	-	-	-	$(97,995)

Balance, September 30, 2010	$205,047	$1,135,572	$(222,632)	$153,228	$712,230

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended
	September 30,

	2010	2009
	(In thousands of dollars)
Cash flows from operating activities:
Net loss	$(177,068)	$(1,042,163)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred insurance policy acquisition costs	5,243	5,974
Capitalized deferred insurance policy acquisition costs	(4,393)	(3,773)
Depreciation and amortization	43,569	47,376
Decrease in accrued investment income	11,401	409
Decrease (increase) in reinsurance recoverable on loss reserves	32,988	(151,412)
Decrease in prepaid reinsurance premiums	630	634
Decrease in premium receivable	2,826	2,289
(Increase) decrease in real estate acquired	(3,033)	29,595
(Decrease) increase in loss reserves	(525,898)	1,538,893
Decrease in premium deficiency reserve	(33,072)	(246,533)
Decrease in unearned premiums	(46,560)	(36,507)
Deferred tax (benefit) provision	(38,152)	146,217
Decrease in income taxes recoverable (current)	293,723	108,785
Realized investment gains, excluding impairment losses	(89,180)	(65,844)
Net investment impairment losses	6,052	35,103
Other	67,516	48,156
Net cash (used in) provided by operating activities	(453,408)	417,199

Cash flows from investing activities:
Purchase of fixed maturities	(3,544,492)	(3,362,579)
Purchase of equity securities	(82)	(1,356)
Proceeds from sale of equity securities	-	1,273
Proceeds from sale of fixed maturities	3,213,002	2,525,731
Proceeds from maturity of fixed maturities	644,028	411,445
Net increase in payable for securities	14,565	68,334
Net cash provided by (used in) investing activities	327,021	(357,152)

Cash flows from financing activities:
Net proceeds from convertible senior notes	334,373	-
Common stock shares issued	772,376	-
Repayment of note payable	-	(200,000)
Repayment of long-term debt	-	(87,659)

Net cash provided by (used in) financing activities	1,106,749	(287,659)

Net increase (decrease) in cash and cash equivalents	980,362	(227,612)
Cash and cash equivalents at beginning of period	1,185,739	1,097,334
Cash and cash equivalents at end of period	$2,166,101	$869,722

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

Capital

At September 30, 2010, Mortgage Guaranty Insurance Corporation’s (“MGIC”) policyholders position exceeded the required regulatory minimum by approximately $382 million, and we exceeded the required minimum by approximately $452 million on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At September 30, 2010 MGIC’s risk-to-capital ratio was 17.7:1 and was 20.6:1 on a combined statutory basis.

The insurance laws or regulations of 17 jurisdictions, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1.  Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any contribution to MGIC of the proceeds from our April 2010 common stock and convertible notes offerings beyond the contribution already made, could reach 40 to 1 or even higher under a stress loss scenario.

In December 2009, the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, its risk-to-capital requirement. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these jurisdictions. These waivers expire at various times, with the earliest expiration being December 31, 2010. Some jurisdictions have denied the request and others may deny the request. The OCI and other insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, MGIC would be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC obtained additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the jurisdictions that have risk-to-capital requirements represented approximately 50% of new insurance written in the first three quarters of 2010. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid, on those loans) until MGIC either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow it to once again write new business.

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its risk-to-capital requirements will not modify or revoke the waiver, that it will renew the waiver when it expires or that MGIC could obtain the additional capital necessary to comply with the risk-to-capital requirement.

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

On February 11, 2010, Freddie Mac notified MGIC that it may utilize MIC to write new business in jurisdictions in which MGIC does not meet minimum regulatory capital requirements to write new business and does not obtain appropriate waivers of those requirements. This conditional approval to use MIC as a “Limited Insurer” (the “Freddie Mac Notification”) will expire December 31, 2012. This conditional approval includes terms substantially similar to those in the Fannie Mae Agreement.

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011. Freddie Mac (together with Fannie Mae, referred to as “GSEs”) has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution already made without prior approval from each GSE, which limits the amount of business MIC can write. We believe that the amount of capital that MGIC has contributed to MIC will be sufficient to write business for the term of the Fannie Mae Agreement and the Freddie Mac Notification in the jurisdictions in which MIC is eligible to do so. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet regulatory capital requirements, we cannot assure you that the events that led to MGIC failing to meet regulatory capital requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any dispute resolution proceedings related to rescissions that we make.

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid and incurred losses. In 2009, rescissions mitigated our paid losses by $1.2 billion and in the first nine months of 2010, rescissions mitigated our paid losses by $903 million (both of these figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid losses at the same level we have recently experienced.

Our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in calendar year 2009, compared to a net $0.5 billion in the first three quarters of 2010, with all of the mitigation of incurred losses for 2010 being realized in the first quarter. Both of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. Our loss reserves continue to be significantly mitigated by expected rescission activity. In recent quarters, between 25% and 30% of claims received in a quarter have been resolved by rescissions. At September 30, 2010, we had 223,373 loans in our primary delinquency inventory; the resolution of a significant portion of these loans will not involve paid claims.

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

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represented fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we waived certain of our rescission rights on loans subject to the agreement and the customer agreed to contribute to the cost of claims that we pay on these loans. The rescission rights we waived are for matters related to loan origination, which historically have been the basis of substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions. We continue to discuss with other lenders their objections to material rescissions and/or the possibility of entering into a settlement agreement. In addition to the proceedings involving Countrywide, we are involved in litigation and arbitration proceedings with respect to rescissions that we do not consider to be collectively material in amount.

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

Note 3 – Debt

Senior Notes

At September 30, 2010 and December 31, 2009 we had outstanding $78.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes.  A designated subsidiary is any of our consolidated subsidiaries which has shareholder’s equity of at least 15% of our consolidated shareholders equity. We were in compliance with all covenants at September 30, 2010.

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

At September 30, 2010 and December 31, 2009, the fair value of the amount outstanding under our Senior Notes was $348.5 million and $293.2 million, respectively. The fair value was determined using publicly available trade information.

Interest payments on the Senior Notes were $12.5 million and $16.3 million for the nine months ended September 30, 2010 and 2009, respectively.

Convertible Senior Notes

In April 2010 we completed the sale of $345 million principal amount of 5% Convertible Senior Notes due in 2017.  We received net proceeds of approximately $334.4 million after deducting underwriting discount and offering expenses. Interest on the Convertible Senior Notes will be payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. We do not have the right to defer interest payments on the Convertible Senior Notes. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

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

At September 30, 2010, the fair value of the amount outstanding under our Convertible Senior Notes was $365.7 million. The fair value was determined using publicly available trade information.

Convertible Junior Subordinated Debentures

At September 30, 2010 and December 31, 2009 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At September 30, 2010 and December 31, 2009 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $309.2 million and $291.8 million, respectively, with the unamortized discount reflected in equity. At September 30, 2010 and December 31, 2009 we also had $57.5 million and $35.8 million, respectively, of deferred interest outstanding on the debentures which is included in other liabilities on the consolidated balance sheet. The debentures rank junior to all of our existing and future senior indebtedness.

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

Interest on the debentures that would have been payable on the scheduled interest payment dates of April 1, 2009, October 1, 2009 and April 1, 2010 had been deferred for up to 10 years past the scheduled payment date. During this deferral period the deferred interest continued to accrue and compound semi-annually to the extent permitted by applicable law at an annual rate of 9%.

On October 1, 2010 we paid each of those deferred interest payments, including the compound interest on each.  The interest payments, totaling approximately $57.5 million, were made from the net proceeds of our April 2010 common stock offering.  We also paid the regular October 1, 2010 interest payment due on the debentures of approximately $17.5 million. We continue to have the right to defer interest that is payable on subsequent scheduled interest payment dates if we give the required 15 day notice. Any deferral of such interest would be on terms equivalent to those described above.

When interest on the debentures is deferred, we are required, not later than a specified time, to use reasonable commercial efforts to begin selling qualifying securities to persons who are not our affiliates. The specified time is one business day after we pay interest on the debentures that was not deferred, or if earlier, the fifth anniversary of the scheduled interest payment date on which the deferral started. Qualifying securities are common stock, certain warrants and certain non-cumulative perpetual preferred stock. The requirement to use such efforts to sell such securities is called the Alternative Payment Mechanism. Although there was no requirement to begin the Alternative Payment Mechanism, with respect to the deferral of interest described above, the common shares issued in April 2010, discussed in Note 14, were qualifying securities. We had 180 days from the date of issuance of those shares to elect to use the proceeds to pay deferred interest and we elected to do so as described above.

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

The debentures are currently convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. If a holder elects to convert their debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In 2009, we issued 44,316 shares of our common stock on conversion of $478,000 principal amount of our convertible debentures and related deferred interest. In lieu of issuing shares of common stock upon conversion of the debentures occurring after April 6, 2013, we may, at our option, make a cash payment to converting holders equal to the value of all or some of the shares of our common stock otherwise issuable upon conversion.

The fair value of the debentures was approximately $402.2 million and $254.3 million, respectively, at September 30, 2010 and December 31, 2009, as determined using available pricing for these debentures or similar instruments.

Note 4 – Reinsurance

The reinsurance recoverable on loss reserves as of September 30, 2010 and December 31, 2009 was $299.2 million and $332.2 million, respectively. Within those amounts, the reinsurance recoverable on loss reserves related to captive agreements was approximately $264 million at September 30, 2010 and $297 million at December 31, 2009. The total fair value of the trust fund assets under our captive agreements at September 30, 2010 was $540 million, compared to $547 million at December 31, 2009.  Trust fund assets of $35 million and $41 million were transferred to us as a result of captive terminations during the first nine months of 2010 and 2009, respectively.

Note 5 – Litigation and contingencies

In addition to the matters described below, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations. The assessment of materiality underlying this conclusion does not take account of whether the resolution of such proceedings would cause income from operations to become a loss from operations.

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

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In addition, the Dodd-Frank Act, the financial reform legislation that was passed in July 2010, establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law.  We are uncertain whether this Bureau will issue any rules or regulations that affect our business.  Such rules and regulations could have a material adverse effect on us.

In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, we provided the MN Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MN Department, and beginning in March 2008 the MN Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions. In addition, beginning in June 2008, we have received subpoenas from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

Since October 2007 we have been involved in an investigation conducted by the Division of Enforcement of the SEC. The investigation has focused on disclosure and financial reporting by us and by a co-investor in 2007 regarding our respective investments in our C-BASS joint venture. We have provided documents to the SEC and a number of our executive officers, as well as other employees, have testified and we have had discussions with the SEC staff. This matter is ongoing and no assurance can be given that the SEC staff will not recommend an enforcement action against our company or one or more of our executive officers or other employees.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleges that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also names two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint begins on February 6, 2007 and ends on August 13, 2007. The Amended Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On April 12, 2010, we filed a motion in opposition to Plaintiff’s motion for leave to amend its complaint. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue, which are in the same form as the flow policies that we use with all of our customers. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On May 17, 2010, the Court of Appeals denied a stay of the District Court’s remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court. On August 26, 2010, Countrywide filed an opposition to our petition.  Countrywide’s opposition states that there are thousands of loans for which it disputes MGIC’s interpretation of the flow insurance policies at issue. On September 16, 2010, we filed a reply to Countrywide’s opposition.  On October 1, 2010, the California State Court stayed the litigation in that court pending a final ruling on our appeal.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which were insured through the flow channel and numbered more than 1,400 loans as of the filing of the action. Since we commenced the arbitration action, we have rescinded insurance coverage on more than one thousand additional Countrywide loans insured through the flow channel. On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. The response also seeks damages of at least $150 million, exclusive of interest and costs, as a result of purported breaches of flow insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. In October 2010, Countrywide informed us that it intended to amend its response to include loans insured through the bulk channel, which we believe will add more than one thousand loans to the arbitration action. As a result of additional flow rescissions since Countrywide’s arbitration response and its statement regarding inclusion of bulk loans in the arbitration, the damages Countrywide is seeking may increase materially. At September 30, 2010, Countrywide loans represent approximately 24% of our primary delinquency inventory. We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. See Note 1, above, for information about the settlement agreement.

We provide an outsourced underwriting service to our customers known as contract underwriting. Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met. We have an established reserve for such obligations. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the nine months ended September 30, 2010 and 2009. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be submitted a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half 2009, we experienced an increase in claims for contract underwriting remedies, which continued into 2010.

See note 11 – “Income taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (loss) per share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 1.8 million for the three months ended September 30, 2010 and 2009 and 1.8 million and 1.9 million, respectively for the nine months ended September 30, 2010 and 2009 because they were anti-dilutive due to our reported net loss.  Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are always excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended September 30, 2010 and 2009 common stock equivalents of 62.3 million and 32.1 million, respectively, and for the nine months ended September 30, 2010 and 2009 common stock equivalents of 51.3 million and 33.5 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2010	2009	2010	2009
	(in thousands, except per share data)

Basic earnings per share:

Average common shares outstanding	200,077	124,296	168,429	124,180

Net loss	$(51,528)	$(517,768)	$(177,068)	$(1,042,163)

Basic (loss) earnings per share	$(0.26)	$(4.17)	$(1.05)	$(8.39)

Diluted earnings per share:

Weighted-average shares - Basic	200,077	124,296	168,429	124,180
Common stock equivalents	-	-	-	-

Weighted-average shares - Diluted	200,077	124,296	168,429	124,180

Net loss	$(51,528)	$(517,768)	$(177,068)	$(1,042,163)

Diluted (loss) earnings per share	$(0.26)	$(4.17)	$(1.05)	$(8.39)

See Note 14 for information related to our sale of common stock and Note 3 for information related to our issuance of convertible senior notes, both in April 2010.

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2010 and December 31, 2009 are shown below. Debt securities consist of fixed maturities and short-term investments.

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,174,828	$27,139	$(100)	$1,201,867
Obligations of U.S. states and political subdivisions	3,357,532	172,171	(16,681)	3,513,022
Corporate debt securities	2,127,325	85,527	(4,436)	2,208,416
Residential mortgage-backed securities	55,603	3,672	-	59,275
Debt securities issued by foreign sovereign governments	133,450	4,152	(277)	137,325
Total debt securities	$6,848,738	$292,661	$(21,494)	$7,119,905
Equity securities	2,975	151	-	3,126

Total investment portfolio	$6,851,713	$292,812	$(21,494)	$7,123,031

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$736,668	$4,877	$(6,357)	$735,188
Obligations of U.S. states and political subdivisions	4,607,936	187,540	(59,875)	4,735,601
Corporate debt securities	1,532,571	40,328	(9,158)	1,563,741
Residential mortgage-backed securities	102,062	3,976	(1,986)	104,052
Debt securities issued by foreign sovereign governments	112,603	1,447	(1,058)	112,992
Total debt securities	$7,091,840	$238,168	$(78,434)	$7,251,574
Equity securities	2,892	3	(4)	2,891

Total investment portfolio	$7,094,732	$238,171	$(78,438)	$7,254,465

(1) At September 30, 2010 and December 31, 2009, gross unrealized losses for residential mortgage-backed securities include $0 million and $1.8 million, respectively, in other-than-temporary impairment losses recorded in other comprehensive income, since the adoption of new guidance on other-than-temporary impairments.

The amortized cost and fair values of debt securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

September 30, 2010	Amortized Cost	Fair Value
	(In thousands of dollars)

Due in one year or less	$61,221	$61,939
Due after one year through five years	3,439,181	3,533,562
Due after five years through ten years	1,256,435	1,328,778
Due after ten years	1,634,673	1,752,475

	$6,391,510	$6,676,754

Residential mortgage-backed securities	55,603	59,275
Auction rate securities (1)	401,625	383,876

Total at September 30, 2010	$6,848,738	$7,119,905

(1) At September 30, 2010, approximately 98% of auction rate securities had a contractual maturity greater than 10 years.

At September 30, 2010 and December 31, 2009, the investment portfolio had gross unrealized losses of $21.5 million and $78.4 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$44,166	$100	$-	$-	$44,166	$100
Obligations of U.S. states and political subdivisions	146,297	423	414,163	16,258	560,460	16,681
Corporate debt securities	141,661	576	80,769	3,860	222,430	4,436
Residential mortgage- backed securities	-	-	-	-	-	-
Debt issued by foreign sovereign governments	23,164	88	4,398	189	27,562	277
Equity securities	6	-	-	-	6	-
Total investment portfolio	$355,294	$1,187	$499,330	$20,307	$854,624	$21,494

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands of dollars)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$434,362	$6,357	$-	$-	$434,362	$6,357
Obligations of U.S. states and political subdivisions	926,860	29,390	398,859	30,485	1,325,719	59,875
Corporate debt securities	453,804	9,158	-	-	453,804	9,158
Residential mortgage- backed securities	8,743	1,764	870	222	9,613	1,986
Debt issued by foreign sovereign governments	56,122	1,058	-	-	56,122	1,058
Equity securities	2,398	4	-	-	2,398	4
Total investment portfolio	$1,882,289	$47,731	$399,729	$30,707	$2,282,018	$78,438

There were 135 securities in an unrealized loss position at September 30, 2010. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at September 30, 2010 and December 31, 2009, compared to the interest rates at the time of purchase as well as the illiquidity premium applied in our auction rate securities discounted cash flow model. All of the securities in an unrealized loss position greater than 12 months at September 30, 2010 had a fair value greater than 80% of amortized cost.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the third quarter and first nine months of 2010 we recognized other-than-temporary impairments (“OTTI”) in earnings of $0 and $6.1 million, respectively, compared to $0 and $35.1 million, respectively, during the third quarter and first nine months of 2009. Our OTTI during these periods in 2010 and 2009 was primarily related to securities for which we had the intent to sell.

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2010.

	Three months ended	Nine months ended
	September 30, 2010
	(In thousands of dollars)

Beginning balance	$-	$1,021
Addition for the amount related to the credit loss for which an OTTI was not previously recognized	-	-
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	-	-
Reductions for securities sold during the period (realized)	-	(1,021)
Ending balance	$-	$-

We held $383.9 million in auction rate securities (ARS) backed by student loans at September 30, 2010.  ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At September 30, 2010, approximately 91% of our ARS portfolio was AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At September 30, 2010, our entire ARS portfolio, consisting of 36 investments, was subject to failed auctions, however, from the period when the auctions began to fail through September 30, 2010, $138.9 million in par value of ARS was either sold or called, with the average amount we received being 98% of par. To date, we have collected all interest due on our ARS.

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

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands of dollars)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$24,503	$33,074	$82,819	$30,035
Equity securities	15	40	72	181
Other	6	369	237	525

	$24,524	$33,483	$83,128	$30,741

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands of dollars)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$26,305	$36,601	$98,893	$90,532
Losses on sales	(1,781)	(3,118)	(9,713)	(24,688)
Impairment losses	-	-	(6,052)	(35,103)

	$24,524	$33,483	$83,128	$30,741

The net realized gains on investments during 2010 and 2009 primarily resulted from sales of tax-exempt municipal securities. Such sales were made to reduce the proportion of our investment portfolio held in tax-exempt municipal securities and to increase the proportion held in taxable securities principally since the tax benefits of holding tax exempt municipal securities are no longer available based on our recent net operating losses and to shorten the duration of the portfolio to provide cash to meet our anticipated claim payment obligations.

Note 8 – Fair value measurements

Fair value measurements for items measured at fair value included the following as of September 30, 2010 and December 31, 2009:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands of dollars)
September 30, 2010
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,201,867	$1,201,867	$-	$-
Obligations of U.S. states and political subdivisions	3,513,022	-	3,201,326	311,696
Corporate debt securities	2,208,416	2,618	2,125,556	80,242
Residential mortgage-backed securities	59,275	-	59,275	-
Debt securities issued by foreign sovereign governments	137,325	127,905	9,420	-
Total debt securities	7,119,905	1,332,390	5,395,577	391,938
Equity securities	3,126	2,805	-	321

Total investments	$7,123,031	$1,335,195	$5,395,577	$392,259

Real estate acquired (1)	$6,863	$-	$-	$6,863

December 31, 2009
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$735,188	$735,188	$-	$-
Obligations of U.S. states and political subdivisions	4,735,601	-	4,365,260	370,341
Corporate debt securities	1,563,741	2,559	1,431,844	129,338
Residential mortgage-backed securities	104,052	23,613	80,439	-
Debt securities issued by foreign sovereign governments	112,992	101,983	11,009	-
Total debt securities	7,251,574	863,343	5,888,552	499,679
Equity securities	2,891	2,570	-	321

Total investments	$7,254,465	$865,913	$5,888,552	$500,000

Real estate acquired (1)	$3,830	$-	$-	$3,830

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during the first nine months of 2010.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(in thousands of dollars)
Balance at June 30, 2010	$321,050	$94,564	$321	$415,935	$5,671
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment losses, net	-	(1,057)	-	(1,057)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(701)
Included in other comprehensive income	3,504	2,528	-	6,032	-
Purchases, issuances and settlements	(12,858)	(15,793)	-	(28,651)	1,893
Transfers in and/or out of Level 3	-	-	-	-	-

Balance at September 30, 2010	$311,696	$80,242	$321	$392,259	$6,863

Amount of total losses included in earnings for the three months ended September 30, 2010 attributable to the change in unrealized losses on assets still held at September 30, 2010	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(in thousands of dollars)
Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment losses, net	-	(2,455)	-	(2,455)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,635)
Included in other comprehensive income	3,547	2,854	-	6,401	-
Purchases, issuances and settlements	(62,192)	(49,495)	-	(111,687)	4,668
Transfers in and/or out of Level 3	-	-	-	-	-

Balance at September 30, 2010	$311,696	$80,242	$321	$392,259	$6,863

Amount of total losses included in earnings for the nine months ended September 30, 2010 attributable to the change in unrealized losses on assets still held at September 30, 2010	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(in thousand of dollars)
Balance at June 30, 2009	$386,338	$134,070	$321	$520,729	$7,858
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	-	585
Included in other comprehensive income	(5,674)	(2,038)	-	(7,712)	-
Purchases, issuances and settlements	(2,163)	(200)	-	(2,363)	(5,180)
Transfers in and/or out of Level 3	-	-	-	-	-

Balance at September 30, 2009	$378,501	$131,832	$321	$510,654	$3,263

Amount of total losses included in earnings for the three months ended September 30, 2009 attributable to the change in unrealized losses on assets still held at September 30, 2009	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(in thousands of dollars)
Balance at December 31, 2008	$395,388	$150,241	$321	$545,950	$32,858
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	-	(10,107)	-	(10,107)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,304)
Included in other comprehensive income	(11,777)	(3,467)	-	(15,244)	-
Purchases, issuances and settlements	(5,110)	(4,835)	-	(9,945)	(28,291)
Transfers in and/or out of Level 3	-	-	-	-	-

Balance at September 30, 2009	$378,501	$131,832	$321	$510,654	$3,263

Amount of total losses included in earnings for the nine months ended September 30, 2009 attributable to the change in unrealized losses on assets still held at September 30, 2009	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7. Fair value disclosures related to our debt are included in Note 3.

Note 9 - Comprehensive income

Our total comprehensive income was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2010	2009	2010	2009
	(In thousands of dollars)

Net loss	$(51,528)	$(517,768)	$(177,068)	$(1,042,163)
Other comprehensive income	58,899	146,004	79,073	251,334

Total comprehensive income (loss)	$7,371	$(371,764)	$(97,995)	$(790,829)

Other comprehensive income (net of tax):
Change in unrealized gains and losses on investments	$47,607	$140,193	$74,931	$230,870
Noncredit component of impairment loss	-	-	-	-
Unrealized foreign currency translation adjustment	11,292	5,811	4,142	20,464

Other comprehensive income	$58,899	$146,004	$79,073	$251,334

At September 30, 2010, accumulated other comprehensive income of $153.2 million included $176.5 million of net unrealized gains on investments, ($37.2) million relating to defined benefit plans and $13.9 million related to foreign currency translation adjustment. At December 31, 2009, accumulated other comprehensive income of $74.2 million included $101.6 million of net unrealized gains on investments, ($37.2) million relating to defined benefit plans and $9.8 million related to foreign currency translation adjustment.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended
	September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2010	2009	2010	2009
	(In thousands of dollars)

Service cost	$2,133	$2,039	$281	$320
Interest cost	3,885	3,575	295	366
Expected return on plan assets	(3,626)	(3,835)	(722)	(558)
Recognized net actuarial loss	1,481	1,583	191	426
Amortization of prior service cost	162	180	(1,534)	(1,515)

Net periodic benefit cost	$4,035	$3,542	$(1,489)	$(961)

	Nine Months Ended
	September 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2010	2009	2010	2009
	(In thousands of dollars)

Service cost	$6,399	$6,116	$844	$960
Interest cost	11,652	10,725	887	1,098
Expected return on plan assets	(10,877)	(11,505)	(2,168)	(1,673)
Recognized net actuarial loss	4,443	4,748	573	1,278
Amortization of prior service cost	487	539	(4,603)	(4,545)

Net periodic benefit cost	$12,104	$10,623	$(4,467)	$(2,882)

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

In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $431.5 million. Therefore, the remaining contingency reserves were released for tax purposes and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance.  During 2010, our deferred tax valuation allowance was decreased by the deferred tax liability related to unrealized gains that were recorded to accumulated other comprehensive income.  In the event of future operating losses, it is likely that a tax provision (benefit) will be recorded as an offset to any taxes recorded for changes in unrealized gains or other items in other comprehensive income.  We have adjusted our benefit from income taxes due to the establishment of a valuation allowance as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in millions)
Benefit from income taxes	$(24.0)	$(233.8)	$(88.2)	$(482.7)
Change in valuation allowance	(2.1)	133.5	54.2	297.6

Tax (benefit) provision	$(26.1)	$(100.3)	$(34.0)	$(185.1)

The total valuation allowance as of September 30, 2010, June 30, 2010 and December 31, 2009 was $292.7 million, $294.8 million and $238.5 million, respectively.

Legislation enacted in 2009 expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the Consolidated Statement of Operations for the carryback of 2009 losses. The refund related to these benefits was received in the second quarter of 2010.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1,149 million of net operating loss carryforwards on a regular tax basis and $357 million of net operating loss carryforwards for computing the alternative minimum tax as of September 30, 2010. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 and 2030.

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations related to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We appealed those adjustments and, in August 2010, we reached a tentative settlement agreement with the IRS.  A final agreement is expected to be entered into some time in the fourth quarter of 2010, the terms of which are expected to be substantively identical to the tentative agreement.  We adjusted our tax provision and liabilities for the effects of this agreement in the third quarter of 2010 and believe that they accurately reflect our exposure in regard to this issue.

Note 12 – Loss Reserves

Our loss estimates are established based upon historical experience. Losses incurred for the third quarter of 2010 significantly decreased compared to the third quarter of 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 5,082 delinquencies in the third quarter of 2010, compared to an increase of 23,373 in the third quarter of 2009. The estimated severity decreased in the third quarter of 2010 and remained relatively stable in the comparable period of 2009. The estimated claim rate was relatively flat in the third quarter of 2010 and 2009.

Losses incurred for the first nine months of 2010 significantly decreased compared to the first nine months of 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 27,067 delinquencies in the first nine months of 2010, compared to an increase of 53,422 in the first nine months of 2009. The estimated severity decreased in the first nine months of 2010 and increased slightly in the comparable period of 2009. The estimated claim rate increased slightly in the first nine months of 2010 and was relatively flat in the comparable period of 2009.

The decrease in the primary default inventory experienced during the first nine months of 2010 was generally across all markets and all book years. However the number of consecutive months a loan remains in the primary default inventory (the age of the item in default) continues to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The impact of the decrease in the primary default inventory and estimated severity on losses incurred in the first nine months of 2010 was partially offset by the impact of the increased age of the primary default inventory.

Aging of the Primary Default Inventory

	Q3 2010		Q2 2010		Q1 2010		Q4 2009		Q3 2009		Q2 2009

Consecutive months in the default inventory
3 months or less	39,516	18%	35,838	16%	36,256	15%	48,252	19%	53,615	23%	50,297	24%
4 - 11 months	60,472	27%	71,089	31%	90,816	38%	98,210	39%	97,435	41%	93,704	44%
12 months or more	123,385	55%	121,528	53%	114,172	47%	103,978	42%	84,560	36%	68,236	32%

Total primary default inventory	223,373	100%	228,455	100%	241,244	100%	250,440	100%	235,610	100%	212,237	100%

Loans in default in our claims received inventory	21,306	10%	19,724	9%	17,384	7%	16,389	7%	16,802	7%	15,337	7%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	Q3 2010		Q2 2010		Q1 2010		Q4 2009		Q3 2009		Q2 2009

3 payments or less	52,056	23%	49,308	22%	50,045	21%	60,970	24%	62,304	26%	59,549	28%
4 - 11 payments	70,681	32%	80,224	35%	98,753	41%	105,208	42%	101,076	43%	93,997	44%
12 payments or more	100,636	45%	98,923	43%	92,446	38%	84,262	34%	72,230	31%	58,691	28%

Total primary default inventory	223,373	100%	228,455	100%	241,244	100%	250,440	100%	235,610	100%	212,237	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Rescissions mitigated our paid losses by approximately $263 million and $903 million, respectively, in the third quarter and first nine months of 2010, compared to approximately $390 million and $839 million, respectively, in the third quarter and first nine months of 2009. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. In the first nine months of 2010, $202 million, of the $903 million mitigated paid losses, would have been applied to a deductible had the policy not been rescinded. In the first nine months of 2009, $196 million, of the $839 million mitigated paid losses, would have been applied to a deductible. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

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

Based upon the increase in rescission activity during 2008 and 2009, the effects rescissions had on our losses incurred became material. We estimate that rescissions mitigated our incurred losses by a net $0.5 billion in the first three quarters of 2010, with all of the  mitigation of incurred losses for 2010 being realized in the first quarter, compared to approximately $1.8 billion and $0.8 billion for the first nine months and third quarter, respectively, in 2009.

The $1.8 billion mitigation of incurred losses during the first nine months of 2009 represents both the claims not paid in the period due to rescissions, as well as an increasing expected rescission rate for loans in the default inventory.  Even though rescissions mitigated our paid losses by a larger amount for the first nine months of 2010 as compared to the same period in 2009, the mitigation of incurred losses declined to $0.5 billion for the first nine months of 2010. This decrease was caused by the expected rescission rate for loans in our default inventory remaining relatively flat during the first nine months of 2010 compared to a significantly increasing expected rescission rate during the same period in 2009.

At September 30, 2010, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory due to their product mix, geographic location and vintage.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2010 and December 31, 2009 the estimate of this liability totaled $136 million and $88 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned.

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

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represented fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we waived certain of our rescission rights on loans subject to the agreement and the customer agreed to contribute to the cost of claims that we pay on those loans. The rescission rights we waived are for matters related to loan origination, which historically have been the basis for substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  We continue to discuss with other lenders their objections to material rescissions and/or the possibility of entering into a settlement agreement. In addition to the proceedings involving Countrywide, we are involved in litigation and arbitration proceedings with respect to rescissions that we do not consider to be collectively material in amount.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of September 30, 2010
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the Claim was Received	ETD Rescission Rate (1)	ETD Claims Resolution Percentage (2)

Q1 2009	28.6%	99.9%
Q2 2009	28.2%	99.8%
Q3 2009	27.4%	99.4%
Q4 2009	23.2%	97.4%
Q1 2010	17.8%	90.4%

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

A rollforward of our primary default inventory for the three and nine months ended September 30, 2010 and 2009 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report and by transfers of servicing between loan servicers.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Default inventory at beginning of period	228,455	212,237	250,440	182,188
Plus: New Notices	53,134	66,783	154,708	198,762
Less: Cures	(43,326)	(31,963)	(139,826)	(116,084)
Less: Paids (including those charged to a deductible or captive)	(11,722)	(7,305)	(31,569)	(20,557)
Less: Rescissions and denials	(3,168)	(4,142)	(10,380)	(8,699)
Default inventory at end of period	223,373	235,610	223,373	235,610

Information about the composition of the primary default inventory at September 30, 2010, December 31, 2009 and September 30, 2009 appears in the table below.

	September 30,	December 31,	September 30,
	2010	2009	2009

Total loans delinquent (1)	223,373	250,440	235,610
Percentage of loans delinquent (default rate)	17.67%	18.41%	16.92%

Prime loans delinquent (2)	139,270	150,642	137,789
Percentage of prime loans delinquent (default rate)	13.19%	13.29%	11.91%

A-minus loans delinquent (2)	32,843	37,711	36,335
Percent of A-minus loans delinquent (default rate)	36.73%	40.66%	37.95%

Subprime credit loans delinquent (2)	11,465	13,687	13,432
Percentage of subprime credit loans delinquent (default rate)	45.59%	50.72%	48.26%

Reduced documentation loans delinquent (3)	39,795	48,400	48,054
Percentage of reduced documentation loans delinquent (default rate)	42.49%	45.26%	42.85%

General Notes: (a) For the information presented for the third quarter of 2010, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.”  For the information presented prior to the third quarter of 2010, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower.  A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. This change will make our reporting of FICO credit scores consistent with the FICO credit scores that we use for underwriting purposes.
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 13,480 defaults with a risk of $651.4 million as of September 30, 2010.

(1) At September 30, 2010, December 31, 2009 and September 30, 2009 37,420, 45,907 and 46,167 loans in default, respectively, related to Wall Street bulk transactions.
(2) We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel. However, we classify all loans without complete documentation as “reduced documentation” loans regardless of FICO score rather than as a prime, “A-minus” or “subprime” loan; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.
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

Pool insurance notice inventory decreased from 44,231 at December 31, 2009 to 43,168 at September 30, 2010. The pool insurance notice inventory was 40,820 at September 30, 2009.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at September 30, 2010 and  December 31, 2009 appear in the table below.

	September 30,	December 31,
	2010	2009
	($ millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(1,312)	$(1,730)

Established loss reserves	1,152	1,537

Net deficiency	$(160)	$(193)

The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2010 was $9 million and $33 million, respectively as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the third quarter of 2010 is primarily related to higher estimated ultimate premiums.  The net change in assumptions for the first nine months of 2010 is related to higher estimated ultimate premiums and lower estimated ultimate losses.

	Three months ended		Nine months ended
	September 30,
	($ millions)

Premium Deficiency Reserve at beginning of period		$(169)		$(193)

Paid claims and loss adjustment expenses	$97		$341
Decrease in loss reserves	(99)		(384)
Premium earned	(32)		(96)
Effects of present valuing on future premiums, losses and expenses	(3)		(37)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(37)		(176)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses expenses and discount rate (1)		46		209

Premium Deficiency Reserve at end of period		$(160)		$(160)

(1)  A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

Note 14 – Shareholders’ equity

In April 2010 we completed the public offering and sale of 74,883,720 shares of our common stock at a price of $10.75 per share. We received net proceeds of approximately $772.4 million, after deducting underwriting discount and offering expenses. The shares of common stock sold were newly issued shares.

In the second quarter of 2010 we contributed $200 million of these proceeds to MGIC. On October 1, 2010 we used a portion of these proceeds to pay deferred interest on our convertible junior subordinated debentures as discussed in Note 3. We intend to use the remaining net proceeds from the common stock and convertible notes offerings to provide funds to repay at maturity or repurchase prior to maturity the $78.4 million outstanding principal amount of our 5.625% Senior Notes due in September 2011 and for our general corporate purposes, which may include improving liquidity by providing funds for debt service and increasing the capital of MGIC and other subsidiaries.

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

Capital

At September 30, 2010, MGIC’s policyholders position exceeded the required regulatory minimum by approximately $382 million, and we exceeded the required minimum by approximately $452 million on a combined statutory basis. (The combined figures give effect to reinsurance with subsidiaries of our holding company.) At September 30, 2010, MGIC’s risk-to-capital ratio was 17.7:1 and was 20.6:1 on a combined statutory basis. For additional information about how we calculate risk-to-capital, see “Liquidity and Capital Resources – Risk to Capital” below.

The insurance laws or regulations of 17 jurisdictions, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1.  Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any contribution to MGIC of the proceeds from our April 2010 common stock and concurrent convertible notes offering beyond the contribution already made, could reach 40 to 1 or even higher under a stress loss scenario. For information regarding the assumptions underlying our forecasts, see our Risk Factor “We have reported net losses for the last three years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability."

In December 2009, the OCI issued an order waiving, until December 31, 2011, its risk-to-capital requirement. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these jurisdictions. These waivers expire at various times, with the earliest expiration being December 31, 2010. Some jurisdictions have denied the request and others may deny the request. The OCI and insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, MGIC would be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC obtained additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the jurisdictions that have risk-to-capital requirements represented approximately 50% of new insurance written in the first three quarters of 2010. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid, on those loans) until MGIC either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow it to once again write new business.

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its risk-to-capital requirement will not modify or revoke the waiver, that it will renew the waiver when it expires or that MGIC could obtain the additional capital necessary to comply with the risk-to-capital requirement. Depending on the circumstances, the amount of additional capital MGIC might need could be substantial. See our Risk Factor titled “Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock”.

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

On February 11, 2010, Freddie Mac notified MGIC that it may utilize MIC to write new business in jurisdictions in which MGIC does not meet minimum regulatory capital requirements to write new business and does not obtain appropriate waivers of those requirements. This conditional approval to use MIC as a “Limited Insurer” (the “Freddie Mac Notification”) will expire December 31, 2012. This conditional approval includes terms substantially similar to those in the Fannie Mae Agreement and is summarized more fully in our Form 8-K filed with the SEC on February 16, 2010.

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011. Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. For more information, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution already made, without prior approval from each GSE, which limits the amount of business MIC can write. We believe that the amount of capital that MGIC has contributed to MIC will be sufficient to write business for the term of both the Fannie Mae Agreement and the Freddie Mac Notification  in the jurisdictions in which MIC is eligible to do so. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet regulatory capital requirements, we cannot assure you that the events that led to MGIC failing to meet regulatory capital requirements would not also result in MGIC not having sufficient claims paying resources. Furthermore, our estimates of our claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any dispute resolution proceedings related to rescissions that we make.

Fannie Mae and Freddie Mac

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement, which could have a material adverse effect on our revenue, results of operations or financial condition. The Dodd-Frank Act requires the U.S. Department of the Treasury to conduct a study and develop recommendations no later than January 31, 2011 regarding options for ending the conservatorship of the GSEs. As a result of the matters referred to above, it is uncertain what role that the GSEs will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.

For a number of years, the GSEs have had programs under which, on certain loans, lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and in the second quarter of 2010 Fannie Mae eliminated its reduced coverage program. In recent years, a majority of our volume was on loans with GSE standard coverage; almost all of the rest of our volume was on loans with reduced coverage, with only a minor portion of our volume on loans with charter coverage. The pricing changes we implemented on May 1, 2010 (see our Risk Factor“The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations”.) may eliminate a lender’s incentive to use Fannie Mae charter coverage in place of standard coverage. During the first nine months of 2010, the portion of our volume insured either at charter coverage or reduced coverage has decreased compared to recent years and the portion of our volume insured at standard coverage has increased. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to Fannie Mae in the future did choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

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

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. For the quarter ending September 30, 2010, we were notified of modifications involving loans with risk in force of approximately $755 million.

One such program is the Home Affordable Modification Program (“HAMP”). Some of HAMP’s eligibility criteria relate to the borrower’s current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency.

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 19,800 loans in our primary delinquent inventory at September 30, 2010 for which the HAMP trial period has begun and which trial periods have not been reported to us as cancelled. Through September 30, 2010 approximately 22,700 delinquent primary loans have cured their delinquency after entering HAMP and have not redefaulted. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly in recent months and  most of the loans currently in a trial period will not receive HAMP modifications. In September 2010, the U.S. Department of the Treasury directed several large loan servicers to change their processes for soliciting borrowers and determining eligibility for participation in HAMP. We are uncertain what effect such changes in processes will have on HAMP participation and any benefits we may receive from such participation.

The effect on us of loan modifications depends on how many modified loans subsequently re-default, which in turn can be affected by changes in housing values. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. At this point, we cannot predict with a high degree of confidence what the ultimate re-default rate will be, and therefore we cannot ascertain with confidence whether these programs will provide permanent material benefits to us. In addition, because we do not have information in our database for all of the parameters used to determine which loans are eligible for modification programs, our estimates of the number of loans qualifying for modification programs are inherently uncertain. If legislation is enacted to permit a portion of a borrower's mortgage loan balance to be reduced in bankruptcy and if the borrower re-defaults after such reduction, then the amount we would be responsible to cover would be calculated after adding back the reduction.  If a borrower's mortgage loan balance is reduced outside the bankruptcy context, including in association with a loan modification, and if the borrower re-defaults after such a reduction, then under the terms of our policy the amount we would be responsible to cover would be calculated net of the reduction.  Nevertheless, we may, in our sole discretion, approve a particular modification where we agree to have the amount we are responsible to cover calculated after adding back the reduction.

Eligibility under loan modification programs can also adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices increase our incurred losses.

Various government entities and private parties have from time to time enacted foreclosure (or equivalent) moratoriums and suspensions (which we collectively refer to as moratoriums).  There has been public discussion that additional government moratoriums may be effected in the near future if investigations by various government agencies indicate that large mortgage servicers and other parties acted improperly in foreclosure proceedings. We do not know what effect improprieties that may have occurred in a particular foreclosure have on the validity of that foreclosure, once it was completed and the property transferred to the lender.  Under our policy, in general, completion of a foreclosure is a condition precedent to the filing of a claim.

Past moratoriums, which were imposed to afford time to determine whether loans could be modified, did not stop the accrual of interest or affect other expenses on a loan, and we cannot predict whether any future moratorium would do so. Therefore, unless a loan is cured during a moratorium, at the expiration of a moratorium, additional interest and expenses may be due to the lender from the borrower.  For certain moratoriums (e.g., those imposed in order to afford time to modify loans), our paid claim amount may include some additional interest and expenses.  For moratoriums instituted due to investigations into servicers and other parties’ actions in foreclosure proceedings, our willingness to pay additional interest may be different, subject to the terms of our mortgage insurance policies.  The various moratoriums may temporarily delay our receipt of claims and may increase the length of time a loan remains in our delinquent loan inventory.

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

Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

•
The state of the economy, including unemployment, and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets.

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

•
The rate at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions of policies and denials of claims, using the rate at which we have rescinded claims during recent periods. We collectively refer to such rescissions and denials as “rescissions” and variations of this term.

•
The distribution of claims over the life of a book. Historically, the first two years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency, the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing price declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. See further information under “Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at September 30, 2010 is comprised of $78.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 to our consolidated financial statements and under “Liquidity and Capital Resources” below. At September 30, 2010, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $309.2 million, with the unamortized discount reflected in equity.

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

Summary of 2010 Third Quarter Results

Our results of operations for the third quarter of 2010 were principally affected by the factors referred to below. We currently expect to incur losses for the fourth quarter of 2010 that would exceed what we reported for the third quarter of 2010.

•	Net premiums written and earned

Net premiums written during the third quarter of 2010 increased slightly when compared to the same period in 2009.  The slight increase is due to a lesser impact of premium refunds for rescissions in the third quarter of 2010, offset by a lower average insurance in force in the third quarter of 2010 compared to the third quarter of 2009.

•	Investment income

Investment income in the third quarter of 2010 was lower when compared to the same period in 2009 due to a decrease in the pre-tax yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the third quarter of 2010 included $24.5 million in net realized gains on the sale of fixed income investments and no OTTI losses. Net realized gains for the third quarter of 2009 included $33.5 million in net realized gains on the sale of fixed income investments and no OTTI losses.

•	Losses incurred

Losses incurred for the third quarter of 2010 significantly decreased compared to the third quarter of 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 5,082 delinquencies in the third quarter of 2010, compared to an increase of 23,373 in the third quarter of 2009. The estimated severity decreased in the third quarter of 2010 and remained relatively stable in the comparable period of 2009. The estimated claim rate was relatively flat in the third quarter of 2010 and 2009. The comparison period for each of the factors listed above is the prior sequential quarter.

•	Change in premium deficiency reserve

During the third quarter of 2010 the premium deficiency reserve on Wall Street bulk transactions declined by $9 million from $169 million, as of June 30, 2010, to $160 million as of September 30, 2010.  The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for the period. The net change in assumptions for the third quarter of 2010 is primarily related to higher estimated ultimate premiums. The $160 million premium deficiency reserve as of September 30, 2010 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for the third quarter of 2010 decreased slightly when compared to the same period in 2009.

•	Interest expense

Interest expense for the third quarter of 2010 increased when compared to the same period in 2009. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

•	Benefit from income taxes

We had a benefit from income taxes of $26.1 million in the third quarter of 2010, compared to a benefit from income taxes of $100.3 million in the third quarter of 2009. During the third quarter of 2009, the benefit from income taxes was reduced by $133.5 million due to the establishment of the valuation allowance. In both periods, our benefit from income taxes was primarily due to a decrease in the valuation allowance related to taxes provided on unrealized gains in accumulated other comprehensive income.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ billions)

Total Primary NIW	$3.5	$4.6	$8.0	$17.0

Refinance volume as a % of primary NIW	31%	23%	24%	43%

The decrease in new insurance written in the third quarter and first nine months of 2010, compared to the same periods in 2009, was primarily due to a lower overall origination market, the continued high market share of FHA and a loss of business from a major lender as a result of our rescission practices.

We anticipate our new insurance written for 2010 will be lower than the level written in 2009 due to the reasons noted in the preceding paragraph. Our current expectation for new insurance written for the full year 2010 is $10 billion - $12 billion. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.

Beginning on May 1, 2010, in a majority of states we began pricing our new insurance written considering, among other things, the borrower’s credit score (“credit-tiered pricing”). During the third quarter of 2010, we implemented these changes in the remaining states. We made these rate changes to be more competitive with insurance programs offered by the FHA. These rate changes have resulted in lower premiums being charged for a substantial majority of our new insurance written. However, beginning in the fourth quarter of 2009, the average coverage percentage of our new insurance written increased. We believe the increased coverage was due in part to the elimination of Fannie Mae’s reduced coverage program. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses”. Because we charge higher premiums for higher coverages, the effect of lower premium rates since May 1, 2010 has been mitigated by the increase in premiums due to higher coverages. We cannot predict whether our new business written in the future will continue to have higher coverages. For more information about our rate changes, see our Form 8-K that was filed with the SEC on February 23, 2010.

Effective October 4, 2010, the FHA simultaneously reduced its upfront mortgage insurance premium and increased its annual premium.  The new FHA pricing when compared to our credit-tiered pricing, may allow us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores (those of at least 720). We cannot predict, however, what impact these premium changes will have on new insurance written in the future.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together these exceptions accounted for fewer than 5% of the loans we insured in recent quarters. Beginning in September 2009,  we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we  expect to continue to make equivalent changes in appropriate circumstances in the future. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

Cancellations and insurance in force

New insurance written and cancellations of primary insurance in force during the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in billions)

NIW	$3.5	$4.6	$8.0	$17.0
Cancellations	(9.0)	(7.9)	(23.3)	(27.2)

Change in primary insurance in force	$(5.5)	$(3.3)	$(15.3)	$(10.2)

Direct primary insurance in force was $196.9 billion at September 30, 2010, compared to $212.2 billion at December 31, 2009 and $216.8 billion at September 30, 2009.

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.  During 2009 and 2010, cancellations due to rescissions and claim payments have comprised a significant amount of our cancellations.

Our persistency rate (percentage of insurance remaining in force from one year prior) was 85.7% at September 30, 2010 compared to 84.7% at December 31, 2009 and 85.2% at September 30, 2009. These improved persistency rates (compared to those experienced a few years ago and earlier) reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of September 30, 2010, included approximately 91,300 loans with insurance in force of approximately $14.6 billion and risk in force of approximately $4.3 billion, which is approximately 62% of our bulk risk in force.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $1.4 billion, $1.7 billion and $1.7 billion at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. These risk amounts represent pools of loans with contractual aggregate loss limits and in some cases those without these limits.  For pools of loans without these limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Under this model, at September 30, 2010, December 31, 2009 and September 30, 2009, for $1.7 billion, $2.0 billion and $2.1 billion of risk, respectively, risk in force is calculated at $161 million, $190 million and $142 million, respectively.

One of our pool insurance insureds is computing the aggregate loss limit under a pool insurance policy at a higher level than we are computing this limit because we believe the original aggregate limit decreases over time while the insured believes the limit remains constant.  At September 30, 2010, the difference was approximately $535 million and under our interpretation this difference will increase by approximately $205 million in August 2011 and will continue to increase in August of years thereafter.  This difference has had no effect on our results of operations because the aggregate paid losses plus the portion of our loss reserves attributable to this policy have been below our interpretation of the loss limit. Based on our interpretation of the pool insurance policy, and our expected loss development, we believe that at a point some time in the not too distant future, the losses from delinquent loans under this policy will exceed our view of the aggregate loss limit, with the result that we will not recognize the excess portion of such losses as incurred losses. The difference in interpretation has had no effect on our pool loss forecasts because we do not include the benefits of the aggregate loss limits under this policy in those forecasts.

Net premiums written and earned

While new and renewal premiums declined approximately in line with the decline in the average insurance in force to lower levels in the third quarter of 2010 compared to the third quarter of 2009, net premiums written during the third quarter of 2010 increased slightly when compared to the same period in 2009.  The slight increase is due to a lesser impact of premium refunds for rescissions in the third quarter of 2010 (the lesser impact primarily resulted from the larger increase in the accrual for returned premiums in the third quarter of 2009).

Net premiums written during the first nine months of 2010 decreased when compared to the same periods in 2009 due to lower average insurance in force and higher levels of premium refunds related to rescissions, offset by lower ceded premiums due to captive terminations and run-offs.  In a captive termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. In a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans.

We expect our average insurance in force to continue to decline in the fourth quarter of 2010 and through 2011 because our expected higher new insurance written levels may not exceed our cancellation activity. We expect the total of our new and renewal premiums written in the fourth quarter of 2010 will decline compared to the fourth quarter of 2009 in line with the decline in the average insurance in force between those periods. Due to the difficulty of estimating premium refunds related to rescissions at this point in the quarter, we cannot predict whether the related accruals will have an effect on net premiums written and earned in the fourth quarter of 2010 comparable to their effect in the third quarter.

Risk sharing arrangements

For the quarter ended September 30, 2010, approximately 5% of our flow new insurance written was subject to arrangements with captives which was comparable to the year ended December 31, 2009. We expect the percentage of new insurance written subject to risk sharing arrangements to approximate 5% for the remainder of 2010.

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

Investment income

Investment income for the third quarter and first nine months of 2010 decreased when compared to the same periods in 2009 due to a decrease in the average investment yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The average maturity of our investments has continued to decrease as the proceeds from the April 2010 offerings have been invested in shorter term instruments. See further discussion under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.41% at September 30, 2010 and 3.76% at September 30, 2009.

Realized gains and other-than-temporary impairments

We had net realized investment gains of $24.5 million and $89.2 million, respectively, in the third quarter and first nine months of 2010, compared to $33.5 million and $65.8 million, respectively, in the third quarter and first nine months of 2009. The net realized gains on investments in 2010 are primarily the result of the sale of fixed income securities. We are in the process of reducing the proportion of our investment portfolio in tax exempt municipal securities and increasing the proportion of taxable securities. We are shifting the portfolio to taxable securities because the tax benefits of holding tax exempt municipal securities are no longer available based on our recent net operating losses. We also are disposing of securities to decrease the duration of the portfolio to provide cash to meet our anticipated claim payment obligations.

Net impairment losses recognized in earnings were $0 million and $6.1 million, respectively, in the third quarter and first nine months of 2010 compared to $0 million and $35.1 million, respectively, in the third quarter and first nine months of 2009. The impairment losses in the first nine months of 2010 related to our fixed income investments, including credit losses related to debt instruments issued by health facilities and an OTTI on an inflation linked bond. In the first nine months of 2009 our impairment losses related to our fixed income investments, including credit losses related to collateralized debt obligations and revenue bonds.

Other revenue

Other revenue for the third quarter and first nine months of 2010 decreased, when compared to the same periods in 2009, due to gains of $6.4 million and $26.3 million, respectively, recognized in the third quarter and first nine months of 2009 from the repurchase of our September 2011 Senior Notes and a decrease in contract underwriting revenues.

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

Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the economy, including unemployment and local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values, which expose us to greater losses on resale of properties obtained through the claim settlement process and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding claim payments, such as the settlement agreement discussed below. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

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

Our estimates could also be positively affected by efforts to assist current borrowers in refinancing to new loans, assisting delinquent borrowers in reducing their mortgage payments, and forestalling foreclosures.  If these benefits occur, we anticipate they will do so under non-HAMP programs. See discussion of HAMP under “Overview – Loan Modification and Other Similar Programs.”

Losses incurred

Our loss estimates are established based upon historical experience. Losses incurred for the third quarter of 2010 significantly decreased compared to the third quarter of 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 5,082 delinquencies in the third quarter of 2010, compared to an increase of 23,373 in the third quarter of 2009. The estimated severity decreased in the third quarter of 2010 and remained relatively stable in the comparable period of 2009. The estimated claim rate was relatively flat in the third quarter of 2010 and 2009.

Losses incurred for the first nine months of 2010 significantly decreased compared to the first nine months of 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 27,067 delinquencies in the first nine months of 2010, compared to an increase of 53,422 in the first nine months of 2009. The estimated severity decreased in the first nine months of 2010 and increased slightly in the comparable period of 2009. The estimated claim rate increased slightly in the first nine months of 2010 and was relatively flat in the comparable period of 2009.

The decrease in the primary default inventory experienced during the first nine months of 2010 was generally across all markets and all book years. However the number of consecutive months a loan remains in the default inventory (the age of the item in default) continues to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The impact of the decrease in the primary default inventory and estimated severity on losses incurred was partially offset by the impact of the increased age of the primary default inventory.

Aging of the Primary Default Inventory

	Q3 2010		Q2 2010		Q1 2010		Q4 2009		Q3 2009		Q2 2009

Consecutive months in the default inventory
3 months or less	39,516	18%	35,838	16%	36,256	15%	48,252	19%	53,615	23%	50,297	24%
4 - 11 months	60,472	27%	71,089	31%	90,816	38%	98,210	39%	97,435	41%	93,704	44%
12 months or more	123,385	55%	121,528	53%	114,172	47%	103,978	42%	84,560	36%	68,236	32%

Total primary default inventory	223,373	100%	228,455	100%	241,244	100%	250,440	100%	235,610	100%	212,237	100%

Loans in default in our claims received inventory	21,306	10%	19,724	9%	17,384	7%	16,389	7%	16,802	7%	15,337	7%

The length of time a loan is continuously in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	Q3 2010		Q2 2010		Q1 2010		Q4 2009		Q3 2009		Q2 2009

3 payments or less	52,056	23%	49,308	22%	50,045	21%	60,970	24%	62,304	26%	59,549	28%
4 - 11 payments	70,681	32%	80,224	35%	98,753	41%	105,208	42%	101,076	43%	93,997	44%
12 payments or more	100,636	45%	98,923	43%	92,446	38%	84,262	34%	72,230	31%	58,691	28%

Total primary default inventory	223,373	100%	228,455	100%	241,244	100%	250,440	100%	235,610	100%	212,237	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Rescissions mitigated our paid losses by approximately $263 million and $903 million, respectively, in the third quarter and first nine months of 2010, compared to approximately $390 million and $839 million, respectively, in the third quarter and first nine months of 2009. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer. In the first nine months of 2010, $202 million, of the $903 million mitigated paid losses, would have been applied to a deductible had the policy not been rescinded. In the first nine months of 2009, $196 million, of the $839 million mitigated paid losses, would have been applied to a deductible. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

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

Based upon the increase in rescission activity during 2008 and 2009, the effects rescissions had on our losses incurred became material. We estimate that rescissions mitigated our incurred losses by a net $0.5 billion in the first three quarters of 2010, with all of the mitigation of incurred losses for 2010 being realized in the first quarter, compared to approximately $1.8 billion in the first nine months of 2009.

The $1.8 billion mitigation of incurred losses during the first nine months of 2009 represents both the claims not paid in the period due to rescissions, as well as an increasing expected rescission rate for loans in the default inventory.  Even though rescissions mitigated our paid losses by a larger amount for the first nine months of 2010 as compared to the same period in 2009, the mitigation of incurred losses declined to $0.5 billion for the first nine months of 2010. This decrease was caused by the expected rescission rate for loans in our default inventory remaining relatively flat during the first nine months of 2010 compared to a significantly increasing expected rescission rate during the same period in 2009.

At September 30, 2010, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory due to their product mix, geographic location and vintage.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2010 and December 31, 2009 the estimate of this liability totaled $136 million and $88 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned.

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

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represented fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we waived certain of our rescission rights on loans subject to the agreement and the customer agreed to contribute to the cost of claims that we pay on these loans. The rescission rights we are waiving are for matters related to loan origination, which historically have been the basis for substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  We continue to discuss with other lenders their objections to material rescissions and/or the possibility of entering into a settlement agreement. In addition to the proceedings involving Countrywide, we are involved in other litigation and arbitration proceedings with respect to rescissions that we do not consider to be collectively material in amount. For more information, see our Risk Factor, “We are subject to the risk of private litigation and regulatory proceedings.”

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of September 30, 2010
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the Claim was Received	ETD Rescission Rate (1)	ETD Claims Resolution Percentage (2)

Q1 2009	28.6%	99.9%
Q2 2009	28.2%	99.8%
Q3 2009	27.4%	99.4%
Q4 2009	23.2%	97.4%
Q1 2010	17.8%	90.4%

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

Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account.  In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account.  However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. In the event that the captives’ incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captives obligations, transfer the assets in the trust accounts to us, and retain all future premium payments. We intend to exercise this additional remedy when it is available to us. However, if the captive would challenge our right to do so, the matter would be determined by arbitration. The reinsurance recoverable on loss reserves related to captive agreements was approximately $264 million at September 30, 2010 and $297 million at December 31, 2009. The total fair value of the trust fund assets under these agreements at September 30, 2010 was $540 million, compared to $547 million at December 31, 2009. Trust fund assets of $35 million and $41 million were transferred to us as a result of captive terminations during the first nine months of 2010 and 2009, respectively.

In the third quarter and first nine months of 2010, captive arrangements reduced our losses incurred by approximately $44 million and $91 million, respectively, compared to $64 million and $203 million, respectively, in the third quarter and first nine months of 2009.  We anticipate that the reduction in losses incurred will continue to be lower in 2010, compared to 2009, as some of our captive arrangements were terminated in 2009.

A rollforward of our primary insurance default inventory for the three and nine months ended September 30, 2010 and 2009 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report and by transfers of servicing between loan servicers.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Primary default inventory at beginning of period	228,455	212,237	250,440	182,188
Plus: New Notices	53,134	66,783	154,708	198,762
Less: Cures	(43,326)	(31,963)	(139,826)	(116,084)
Less: Paids (including those charged to a deductible or captive)	(11,722)	(7,305)	(31,569)	(20,557)
Less: Rescissions and denials	(3,168)	(4,142)	(10,380)	(8,699)
Primary default inventory at end of period	223,373	235,610	223,373	235,610

Information about the composition of the primary insurance default inventory at September 30, 2010, December 31, 2009 and September 30, 2009 appears in the table below.

	September 30,	December 31,	September 30,
	2010	2009	2009

Total loans delinquent (1)	223,373	250,440	235,610
Percentage of loans delinquent (default rate)	17.67%	18.41%	16.92%

Prime loans delinquent (2)	139,270	150,642	137,789
Percentage of prime loans delinquent (default rate)	13.19%	13.29%	11.91%

A-minus loans delinquent (2)	32,843	37,711	36,335
Percent of A-minus loans delinquent (default rate)	36.73%	40.66%	37.95%

Subprime credit loans delinquent (2)	11,465	13,687	13,432
Percentage of subprime credit loans delinquent (default rate)	45.59%	50.72%	48.26%

Reduced documentation loans delinquent (3)	39,795	48,400	48,054
Percentage of reduced documentation loans delinquent (default rate)	42.49%	45.26%	42.85%

General Notes: (a) For the information presented for the third quarter of 2010, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.”  For the information presented prior to the third quarter of 2010, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower.  A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. This change will make our reporting of FICO credit scores consistent with the FICO credit scores that we use for underwriting purposes.
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 13,480 defaults with a risk of $651.4 million as of September 30, 2010.
(1) At September 30, 2010, December 31, 2009 and September 30, 2009 37,420, 45,907 and 46,167 loans in default, respectively, related to Wall Street bulk transactions.

(2) We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to us at the time a commitment to insure is issued. Most A-minus and subprime credit loans were written through the bulk channel. However, we classify all loans without complete documentation as “reduced documentation” loans regardless of FICO score rather than as a prime, “A-minus” or “subprime” loan; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.
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

Pool insurance notice inventory decreased from 44,231 at December 31, 2009 to 43,168 at September 30, 2010. The pool insurance notice inventory was 40,820 at September 30, 2009. We expect that the trend of increased pool claim payments shown below in the net paid claims table will continue.

The average primary claim paid for the third quarter and first nine months of 2010 was $48,843 and $50,720, respectively, compared to $53,016 and $52,636, respectively, for the third quarter and first nine months of 2009.  The average claim paid can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2010 paid claims) for the three and nine months ended September 30, 2010 and 2009 appears in the table below.

Primary average claim paid	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Florida	$59,308	$65,706	$62,665	$66,386
California	83,428	105,317	89,604	110,072
Arizona	56,540	62,839	59,357	61,860
Michigan	34,574	38,995	35,530	38,116
Illinois	51,607	49,906	52,045	50,722
All other states	43,221	45,403	44,788	44,778

All states	$48,843	$53,016	$50,720	$52,636

The primary average loan size of our insurance in force at September 30, 2010, December 31, 2009 and September 30, 2009 appears in the table below.

Primary average loan size	September 30,	December 31,	September 30,
	2010	2009	2009
Total insurance in force	$155,780	$155,960	$155,740
Prime (FICO 620 & >)	154,900	154,480	153,930
A-Minus (FICO 575-619)	131,210	130,410	130,850
Subprime (FICO < 575)	117,730	118,440	119,100
Reduced doc (All FICOs)	199,360	203,340	204,700

The primary average loan size of our insurance in force at September 30, 2010, December 31, 2009 and September 30, 2009 for the top 5 states (based on 2010 paid claims) appears in the table below.

Primary average loan size	September 30,	December 31,	September 30,
	2010	2009	2009
Florida	$175,362	$178,262	$178,905
California	284,794	288,650	290,085
Arizona	185,717	188,614	189,215
Michigan	121,301	121,431	121,249
Illinois	151,816	152,202	151,800
All other states	148,825	148,397	147,999

Information about net paid claims during the three and nine months ended September 30, 2010 and 2009 appears in the table below.

	Three Months Ended		Nine Months Ended
Net paid claims ($ millions)	September 30,		September 30,
	2010	2009	2010	2009
Prime (FICO 620 & >)	$368	$204	$995	$552
A-Minus (FICO 575-619)	63	57	195	173
Subprime (FICO < 575)	19	21	60	71
Reduced doc (All FICOs)	121	100	344	271
Pool	49	29	127	71
Other	1	1	3	4
Direct losses paid	621	412	1,724	1,142
Reinsurance	(51)	(12)	(90)	(31)
Net losses paid	570	400	1,634	1,111
LAE	18	17	53	42
Net losses and LAE paid before terminations	588	417	1,687	1,153
Reinsurance terminations	(35)	(41)	(35)	(41)
Net losses and LAE paid	$553	$376	$1,652	$1,112

Primary claims paid for the top 15 states (based on 2010 paid claims) and all other states for the three and nine months ended September 30, 2010 and 2009 appears in the table below.

Paid Claims by state ($ millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Florida	$100	$52	$244	$126
California	70	60	208	180
Arizona	40	29	115	77
Michigan	34	27	97	83
Illinois	26	13	69	40
Georgia	27	13	69	44
Nevada	24	22	67	51
Texas	21	13	64	36
Ohio	17	13	50	40
Virginia	14	11	43	30
Minnesota	14	13	41	36
Maryland	13	6	37	16
Massachusetts	10	8	31	19
Washington	9	6	29	13
Colorado	9	5	27	18
All other states	143	91	403	258
	$571	$382	$1,594	$1,067
Other (Pool, LAE, Reinsurance)	(18)	(6)	58	45
	$553	$376	$1,652	$1,112

The primary default inventory in those same states at September 30, 2010, December 31, 2009 and September 30, 2009 appears in the table below.

	September 30,	December 31,	September 30,
	2010	2009	2009
Florida	34,359	38,924	37,503
California	15,353	19,661	19,083
Arizona	7,261	8,791	8,474
Michigan	10,908	12,759	12,145
Illinois	12,841	13,722	12,715
Georgia	9,804	10,905	10,021
Nevada	5,128	5,803	5,664
Texas	12,048	13,668	12,600
Ohio	10,087	11,071	10,434
Virginia	3,821	4,464	4,304
Minnesota	3,937	4,674	4,558
Maryland	4,489	4,940	4,557
Massachusetts	3,265	3,661	3,460
Washington	3,894	3,768	3,398
Colorado	3,137	3,451	3,283
All other states	83,041	90,178	83,411
	223,373	250,440	235,610

The primary default inventory at September 30, 2010, December 31, 2009 and September 30, 2009 separated between our flow and bulk business appears in the table below.

Primary default inventory

	September 30,	December 31,	September 30,
	2010	2009	2009
Flow	169,259	185,828	171,584
Bulk	54,114	64,612	64,026
	223,373	250,440	235,610

The flow default inventory by policy year at September 30, 2010, December 31, 2009 and September 30, 2009 appears in the table below.

Flow default inventory by policy year

	September 30,	December 31,	September 30,
Policy year:	2010	2009	2009
2003 and prior	24,879	28,242	26,565
2004	12,407	13,869	12,932
2005	19,350	21,354	19,941
2006	29,453	33,373	31,529
2007	66,244	73,304	67,485
2008	16,498	15,524	13,044
2009	415	162	88
2010	13	-	-
	169,259	185,828	171,584

Beginning in 2008, the rate at which claims are received and paid slowed for a combination of reasons, including foreclosure moratoriums, servicing delays, court delays, loan modifications and our claims investigations. Although these factors continue to affect our paid claims, we believe that paid claims for the fourth quarter of 2010 will exceed the $553 million paid in the third quarter of 2010.

As of September 30, 2010, 57% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. In 2009, we experienced such performance as it relates to delinquencies from our older books.

Premium deficiency

During the third quarter of 2010, the premium deficiency reserve on Wall Street bulk transactions declined by $9 million from $169 million, as of June 30, 2010, to $160 million as of September 30, 2010.  During the first nine months of 2010 the premium deficiency reserve on Wall Street bulk transactions declined by $33 million from $193 million at December 31, 2009. The $160 million premium deficiency reserve as of September 30, 2010 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at September 30, 2010 was 2.4%. During the third quarter of 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $19 million from $227 million, as of June 30, 2009, to $208 million as of September 30, 2009.  During the first nine months of 2009 the premium deficiency reserve on Wall Street bulk transaction declined by $246 million from $454 million as of December 31, 2008.

The components of the premium deficiency reserve at September 30, 2010, December 31, 2009 and September 30, 2009 appear in the table below.

	September 30,	December 31,	September 30,
	2010	2009	2009
	($ millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(1,312)	$(1,730)	$(1,852)

Established loss reserves	1,152	1,537	1,644

Net deficiency	$(160)	$(193)	$(208)

The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2010 was $9 million and $33 million, respectively, as shown in the chart below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the third quarter of 2010 is primarily related to higher estimated ultimate premiums.  The net change in assumptions for the first nine months of 2010 is related to higher estimated ultimate premiums and lower estimated ultimate losses.

	Three months ended		Nine months ended
	September 30, 2010
	($ millions)

Premium Deficiency Reserve at beginning of period		$(169)		$(193)

Paid claims and loss adjustment expenses	$97		$341
Decrease in loss reserves	(99)		(384)
Premium earned	(32)		(96)
Effects of present valuing on future premiums, losses and expenses	(3)		(37)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(37)		(176)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses expenses and discount rate (1)		46		209

Premium Deficiency Reserve at end of period		$(160)		$(160)

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

At September 30, 2010, and the end of each quarter, we performed a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. That analysis concluded that, as of September 30, 2010, there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

The calculation of premium deficiency reserve requires the use of significant judgments and estimates to determine the present value of future premiums and present value of expected losses and expenses on our business.  The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans.  The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Similar to our loss reserve estimates, our estimates for premium deficiency reserve could be adversely affected by several factors, including a deterioration of regional or economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses. Assumptions used in calculating the deficiency reserve can also be affected by volatility in the current housing and mortgage lending industries.  To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserve, the differences between the actual results and our estimates will affect future period earnings and could be material.

Underwriting and other expenses

Underwriting and other expenses for the third quarter and first nine months of 2010 decreased slightly when compared to the same periods in 2009.  The decrease in the first nine months reflects our lower contract underwriting volume as well as reductions in headcount.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Loss ratio	129.7%	330.8%	132.1%	250.7%
Expense ratio	16.6%	16.4%	16.6%	15.4%
Combined ratio	146.3%	347.2%	148.7%	266.1%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the third quarter and first nine months of 2010, compared to the same periods in 2009, was due to a decrease in losses incurred, offset by a decrease in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the expense ratio in the third quarter of 2010, compared to the same period in 2009, was due to an increase in underwriting and other expenses of the combined insurance operations, offset by an increase in premiums written. The increase in the expense ratio in the first nine months of 2010, compared to the same period in 2009, was due to a decrease in premiums written, which was partially offset by a decrease in underwriting and other expenses. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the third quarter of 2010 increased when compared to the same period in 2009. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

Interest expense for the first nine months of 2010 increased when compared to the same period in 2009. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures, partially offset by the repayment, during 2009, of the $200 million credit facility and the repurchase, during 2009, of approximately $121.6 million of our Senior Notes due in September 2011.

Income taxes

The effective tax rate (benefit) on our pre-tax income was (33.7%) in the third quarter of 2010, compared to (16.2)% on our pre-tax loss in the third quarter of 2009.  During those periods, the benefit booked was due primarily to an increase in the deferred tax liability related to unrealized gains recorded to accumulated other comprehensive income, which results in a decrease to the amount of the valuation allowance.   The difference in the rates exists primarily because of the difference In the amount of tax benefit booked for the increase in the deferred tax liability related to unrealized gains recorded to accumulated other comprehensive income during those periods.

The effective tax rate (benefit) on our pre-tax loss was (16.1%) in the first nine months of 2010, compared to (15.1%) in the first nine months of 2009.  During those periods the benefit from income taxes was reduced by the establishment of a valuation allowance.

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

In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $431.5 million. Therefore, the remaining contingency reserves were released for tax purposes and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance.  During these periods, our deferred tax valuation allowance decreased by the deferred tax liability related to unrealized gains that were recorded to accumulated other comprehensive income.  In the event of future operating losses, it is likely that a tax provision (benefit) will be recorded as an offset to any taxes recorded for changes in unrealized gains or other items in other comprehensive income.  We have adjusted our benefit from income taxes due to the establishment of a valuation allowance as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	($ in millions)
Benefit from income taxes	$(24.0)	$(233.8)	$(88.2)	$(482.7)
Change in valuation allowance	(2.1)	133.5	54.2	297.6

Tax (benefit) provision	$(26.1)	$(100.3)	$(34.0)	$(185.1)

The total valuation allowance as of September 30, 2010, June 30, 2010 and December 31, 2009 was $292.7 million, $294.8 million and $238.5 million, respectively.

Legislation enacted in 2009 expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the Consolidated Statement of Operations for the carryback of 2009 losses. The refund related to these benefits was received in the second quarter of 2010.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1,149 million of net operating loss carryforwards on a regular tax basis and $357 million of net operating loss carryforwards for computing the alternative minimum tax as of September 30, 2010. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 and 2030.

Financial Condition

At September 30, 2010, based on fair value, approximately 96% of our fixed income securities were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. The composition of ratings at September 30, 2010, December 31, 2009 and December 31, 2008 are shown in the table below. While the percentage of our investment portfolio rated ‘A’ or better has not changed materially since December 31, 2008, the percentage of our investment portfolio rated ‘AAA’ had been declining and the percentage rated ‘AA’ and ‘A’ had been increasing. Contributing to the changes in ratings was an increase in corporate bond investments, and downgrades of municipal investments. The municipal downgrades can be attributed to downgrades of the financial guaranty insurers and downgrades to the underlying credit. During the third quarter of 2010 the percentage of our investment portfolio rated ‘AAA’ increased due to our capital raise in April 2010, which is primarily invested in cash equivalents.

Investment Portfolio Ratings

	At September 30, 2010	At December 31, 2009	At December 31, 2008

AAA	58%	47%	58%
AA	22%	30%	24%
A	16%	17%	13%

A or better	96%	94%	95%

BBB and below	4%	6%	5%

Total	100%	100%	100%

Approximately 15% of our investment portfolio is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. A breakdown of the portion of our investment portfolio covered by a financial guarantor by credit rating, including the rating without the guarantee is shown below. The ratings are provided by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

At September 30, 2010

	Guarantor Rating
Underlying Rating	AA-	BBB+	Ca	NR	R	All
	($ millions)
AAA	$-	$-	$-	$-	$19	$19
AA	142	276	-	-	135	553
A	96	196	16	-	152	460
BBB	7	19	-	10	23	59
BB	-	6	-	-	-	6
	$245	$497	$16	$10	$329	$1,097

At September 30, 2010, based on fair value, $7 million of fixed income securities are relying on financial guaranty insurance to elevate their rating to ‘A’ and above. Any future downgrades of these financial guarantor ratings would leave the percentage of fixed income securities ‘A’ and above effectively unchanged.

We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At September 30, 2010, the modified duration of our fixed income investment portfolio was 2.3 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.3% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

We held $383.9 million in auction rate securities (“ARS”) backed by student loans at September 30, 2010. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At September 30, 2010, our entire ARS portfolio, consisting of 36 investments, was subject to failed auctions; however, from the period when the auctions began to fail through September 30, 2010, $138.9 million of par value in ARS was either sold or called, with the average amount we received being 98% of par. To date, we have collected all interest due on our ARS and expect to continue to do so in the future. The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At September 30, 2010, approximately 91% of our ARS portfolio was AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

At September 30, 2010, our total assets included $2.2 billion of cash and cash equivalents as shown on our consolidated balance sheet. In addition, included in “Other assets” is $82.8 million of principal and interest receivable related to the sale of our remaining interest in Sherman Financial Group LLC as discussed in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

At September 30, 2010, we had $78.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, with a combined fair value of $348.5 million, outstanding. At September 30, 2010, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with a fair value of $365.7 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at September 30, 2010 are reflected as a liability on our consolidated balance sheet at the current amortized value of $309.2 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $402.2 million at September 30, 2010. At September 30, 2010 we also had $57.5 million of deferred interest outstanding on the convertible debentures which is included in other liabilities on the consolidated balance sheet.

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations related to our treatment of the flow through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS has indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We appealed those adjustments and, in August 2010, we reached a tentative settlement agreement with the IRS.  A final agreement is expected to be entered into some time in the fourth quarter of 2010, the terms of which are expected to be substantively identical to the tentative agreement.  We adjusted our tax provision and liabilities for the effects of this agreement in the third quarter of 2010 and believe that they accurately reflect our exposure in regard to this issue.

The total amount of unrecognized tax benefits as of September 30, 2010 is $108.8 million. The total amount of the unrecognized tax benefits that would affect our effective tax rate is $96.2 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $25.4 million for the payment of interest as of September 30, 2010. Based on our tentative agreement with the IRS, we expect our total amount of unrecognized tax benefits to be reduced by $103.1 million during the fourth quarter of 2010, while after taking into account prior payments and the effect of available NOL carrybacks, we expect net cash outflows to equal approximately $22 million.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2010, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $53.3 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through September 30, 2010, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into 2010. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

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

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$78.4 million of 5.625% Senior Notes due in September 2011,

•	$300 million of 5.375% Senior Notes due in November 2015,

•	$345 million of convertible senior notes due in 2017,

•	$389.5 million of convertible debentures due in 2063,

•	interest on the foregoing debt instruments, including $57.5 million of deferred interest on our convertible debentures and

•	the other costs and operating expenses of our business.

Holders of both of the convertible issues may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated. The deferred interest above was paid on October 1, 2010.

For the first time in many years, beginning in 2009, claim payments exceeded premiums received. We expect that this trend will continue. Due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, failures by servicers to follow proper procedures in foreclosure proceedings, loan modifications and claims investigations and rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. Substantially all of the investment portfolio securities are held by our insurance subsidiaries.

Debt at Our Holding Company and Holding Company Capital Resources

In April 2010 we completed the public offering and sale of 74,883,720 shares of our common stock at a price of $10.75 per share. We received net proceeds of approximately $772.4 million, after deducting underwriting discount and offering expenses. In April 2010 we also concurrently completed the sale of $345 million principal amount of 5% Convertible Senior Notes due in 2017.  We received net proceeds of approximately $334.4 million after deducting underwriting discount and offering expenses.

We intend to use the remaining net proceeds from the offerings (after the second quarter 2010 contribution of $200 million to MGIC and the fourth quarter payment of $57.5 million of deferred interest on the Junior Convertible Debentures) to provide funds to repay at maturity or repurchase prior to maturity the $78.4 million outstanding principal amount of our 5.625% Senior Notes due in September 2011 and for our general corporate purposes, which may include improving liquidity by providing funds for debt service and increasing the capital of MGIC and other subsidiaries.

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009 and through the first three quarters of 2010, MGIC has not paid any dividends to our holding company. Through 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI.

At September 30, 2010, we had $1.0 billion in cash and investments at our holding company. As of September 30, 2010, our holding company’s obligations included $78.4 million of debt which is scheduled to mature in September 2011, $300 million of Senior Notes due in November 2015 and $345 million in Convertible Senior Notes due in 2017, all of which must be serviced pending scheduled maturity.  On an annual basis, as of September 30, 2010 our use of funds at the holding company for interest payments on our Senior Notes and Convertible Senior Notes approximated $38 million. As of September 30, 2010, our holding company’s obligations also include $389.5 million in Convertible Junior Debentures. See Note 3 to our consolidated financial statements for additional information about this indebtedness.

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

Risk-to-Capital

Our risk-to-capital ratio is computed on a statutory basis for our combined insurance operations and is our net risk in force divided by our policyholders’ position. Our net risk in force includes both primary and pool risk in force, and excludes risk on policies that are currently in default and for which loss reserves have been established. The risk amount includes pools of loans or bulk deals with contractual aggregate loss limits and in some cases without these limits. For pools of loans without such limits, risk is estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.

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

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	September 30,	December 31,
	2010	2009
	($ in millions)

Risk in force - net (1)	$38,746	$41,136

Statutory policyholders' surplus	$1,593	$1,443
Statutory contingency reserve	292	417

Statutory policyholders' position	$1,885	$1,860

Risk-to-capital	20.6:1	22.1:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($11.6 billion at September 30, 2010 and $13.3 billion at December 31, 2009) and for which loss reserves have been established.

MGIC’s separate company risk-to-capital calculation appears in the table below.

	September 30,	December 31,
	2010	2009
	($ in millions)

Risk in force - net (1)	$33,719	$35,663

Statutory policyholders' surplus	$1,614	$1,429
Statutory contingency reserve	286	406

Statutory policyholders' position	$1,900	$1,835

Risk-to-capital	17.7:1	19.4:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Statutory policyholders’ position increased in the first nine months of 2010, primarily due to a $200 million capital contribution to MGIC from part of the proceeds from our April 2010 common stock offering, partially offset by losses incurred. If our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will increase.

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

Contractual Obligations

At September 30, 2010, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$3,243	$209	$137	$137	$2,760
Operating lease obligations	11	5	5	1	-
Tax obligations	17	17	-	-	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement benefit plans	154	9	22	29	94
Other long-term liabilities	6,179	2,497	2,746	936	-

Total	$9,605	$2,738	$2,910	$1,103	$2,854

Our long-term debt obligations at September 30, 2010 include our $78.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 11 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate.  Due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, failures by servicers to follow proper procedures in foreclosure proceedings, loan modifications, claims investigations and claim rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 8 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 and “-Critical Accounting Policies” in our 10-K MD&A. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarters Ended March 31 and June 30, 2010 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by those 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2010, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2010, the modified duration of our fixed income investment portfolio was 2.3 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.3% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On December 17, 2009, Countrywide Home Loans, Inc. and BAC Home Loans Servicing, LP (collectively, “Countrywide”) filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against Mortgage Guaranty Insurance Corporation (“MGIC”), our principal mortgage insurance subsidiary. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue which are in the same form as the flow policies that we use with all of our customers. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On May 17, 2010, the Court of Appeals denied a stay of the District Court’s remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court. On August 26, 2010, Countrywide filed an opposition to our petition.  Countrywide’s opposition states that there are thousands of loans for which it disputes MGIC’s interpretation of the flow insurance policies at issue. On September 16, 2010, we filed a reply to Countrywide’s opposition.  On October 1, 2010, the California State Court stayed the litigation in that court pending a final ruling on our appeal.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which we insured through the flow channel and numbered more than 1,400 loans as of the filing of the action. Since we commenced the arbitration action, we have rescinded insurance coverage on more than one thousand additional Countrywide loans insured through the flow channel.  On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. The response also seeks damages of at least $150 million, exclusive of interest and costs, as a result of purported breaches of flow insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. In October 2010, Countrywide informed us that it intended to amend its response to include loans insured through the bulk channel, which we believe will add more than one thousand loans to the arbitration action. As a result of additional flow rescissions since Countrywide’s arbitration response and its statement regarding inclusion of bulk loans in the arbitration, the damages Countrywide is seeking may increase materially. At September 30, 2010, Countrywide loans represent approximately 24% of our primary delinquency inventory. We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleges that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also names two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint begins on February 6, 2007 and ends on August 13, 2007. The Amended Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On April 12, 2010, we filed a motion in opposition to Plaintiff’s motion for leave to amend its complaint. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the Amended Complaint. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

In addition to the above litigation, we face other litigation and regulatory risks. For additional information about such other litigation and regulatory risks you should review our Risk Factor titled “We are subject to the risk of private litigation and regulatory proceedings.”

Item 1 A.  Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarters Ended March 31 and June 30, 2010. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

We have reported net losses for the last three years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.

For the years ended December 31, 2009, 2008 and 2007, respectively, we had a net loss of $1.3 billion, $0.5 billion and $1.7 billion. We believe the size of our future net losses will depend primarily on the amount of our incurred and paid losses from our existing business and to a lesser extent on the amount and profitability of our new business. Our incurred and paid losses are dependent on factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. We currently expect to incur losses for the fourth quarter of 2010 that would exceed what we reported for the third quarter of the year and annual losses thereafter, although our ability to forecast accurately future results has been limited due to significant volatility in many of the factors that go into our forecasts. Although we currently expect to return to profitability on an annual basis, we cannot assure you when, or if, this will occur. Among the assumptions underlying our forecasts are that loan modification programs will only modestly mitigate losses; that the cure rate steadily improves but does not return to historic norms until 2013; there is no change to our current rescission practices and any foreclosure moratoriums will have no significant effect on earnings. In this regard, see “— It is uncertain what effect foreclosure moratoriums and issues arising from the investigation of servicers’ foreclosure procedures will have on us” and “— We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.” The net losses we have experienced have eroded, and any future net losses will erode, our shareholders’ equity and could result in equity being negative.

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

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In addition, the Dodd-Frank Act, the financial reform legislation that was passed in July 2010, establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law. We are uncertain whether this Bureau will issue any rules or regulations that affect our business. Such rules and regulations could have a material adverse effect on us.

In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, we provided the MN Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MN Department, and beginning in March 2008 the MN Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions. In addition, beginning in June 2008, we have received subpoenas from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

Since October 2007 we have been involved in an investigation conducted by the Division of Enforcement of the SEC. The investigation has focused on disclosure and financial reporting by us and by a co-investor in 2007 regarding our respective investments in our C-BASS joint venture. We have provided documents to the SEC and a number of our executive officers, as well as other employees, have testified and we have had discussions with the SEC staff. This matter is ongoing and no assurance can be given that the SEC staff will not recommend an enforcement action against our company or one or more of our executive officers or other employees.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleges that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also names two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint begins on February 6, 2007 and ends on August 13, 2007. The Amended Complaint seeks damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On April 12, 2010, we filed a motion in opposition to Plaintiff’s motion for leave to amend its complaint. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the flow insurance policies at issue, which are in the same form as the flow policies that we use with all of our customers. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On May 17, 2010, the Court of Appeals denied a stay of the District Court’s remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court.  On August 26, 2010, Countrywide filed an opposition to our petition.  Countrywide’s opposition states that there are thousands of loans for which it disputes MGIC’s interpretation of the flow insurance policies at issue. On September 16, 2010, we filed a reply to Countrywide’s opposition.  On October 1, 2010, the California State Court stayed the litigation in that court pending a final ruling on our appeal.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which were insured through the flow channel and numbered more than 1,400 loans as of the filing of the action. Since we commenced the arbitration action, we have rescinded insurance coverage on more than one thousand additional Countrywide loans insured through the flow channel.  On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. The response also seeks damages of at least $150 million, exclusive of interest and costs, as a result of purported breaches of flow insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. In October 2010, Countrywide informed us that it intended to amend its response to include loans insured through the bulk channel, which we believe will add more than one thousand loans to the arbitration action. As a result of additional flow rescissions since Countrywide’s arbitration response and its statement regarding inclusion of bulk loans in the arbitration, the damages Countrywide is seeking may increase materially. At September 30, 2010, Countrywide loans represent approximately 24% of our primary delinquency inventory.  We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. For additional information about rescissions as well as this settlement agreement, see “—We may not continue to realize benefits from rescissions at the levels we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.”

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations. The assessment of materiality underlying this conclusion does not take account of whether the resolution of such proceedings would cause income from operations to become a loss from operations.

Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.

The majority of our insurance written is for loans sold to Fannie Mae and Freddie Mac. The business practices of the GSEs affect the entire relationship between them, lenders and mortgage insurers and include:

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

•	the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law,

•	the programs established by the GSEs intended to avoid or mitigate loss on insured mortgages and the circumstances in which mortgage servicers must implement such programs, and

•
whether the GSEs intervene in mortgage insurers’ rescission practices or processes and whether the GSEs establish parameters pursuant to which mortgage insurers may settle rescission disputes or require advance approval of such settlements.

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement, which could have a material adverse effect on our revenue, results of operations or financial condition. The Dodd-Frank Act requires the U.S. Department of the Treasury to conduct a study and develop recommendations no later than January 31, 2011 regarding options for ending the conservatorship of the GSEs.  As a result of the matters referred to above, it is uncertain what role the GSEs will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.

For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and in the second quarter of 2010 Fannie Mae eliminated its reduced coverage program. In recent years, a majority of our volume was on loans with GSE standard coverage; almost all of the rest of our volume was on loans with reduced coverage, with only a minor portion of our volume on loans with charter coverage. The pricing changes we implemented on May 1, 2010 (see “—The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.”) may eliminate a lender’s incentive to use Fannie Mae charter coverage in place of standard coverage. During the first nine months of 2010, the portion of our volume insured either at charter coverage or reduced coverage has decreased compared to recent years and the portion of our volume insured at standard coverage has increased. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to Fannie Mae in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

Both of the GSEs have guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s is Ba3, with a positive outlook and from Standard & Poor’s is B+, with a negative outlook.) For information about how these policies could affect us, see “—MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

It is uncertain what effect foreclosure moratoriums and issues arising from the investigation of servicers’ foreclosure procedures will have on us.

Various government entities and private parties have from time to time enacted foreclosure (or equivalent) moratoriums and suspensions (which we collectively refer to as moratoriums).  There has been public discussion that additional government moratoriums may be effected in the near future if investigations by various government agencies indicate that large mortgage servicers and other parties acted improperly in foreclosure proceedings. We do not know what effect improprieties that may have occurred in a particular foreclosure have on the validity of that foreclosure, once it was completed and the property transferred to the lender.  Under our policy, in general, completion of a foreclosure is a condition precedent to the filing of a claim.

Past moratoriums, which were imposed to afford time to determine whether loans could be modified, did not stop the accrual of interest or affect other expenses on a loan, and we cannot predict whether any future moratorium would do so. Therefore, unless a loan is cured during a moratorium, at the expiration of a moratorium, additional interest and expenses may be due to the lender from the borrower.  For certain moratoriums (e.g., those imposed in order to afford time to modify loans), our paid claim amount may include some additional interest and expenses.  For moratoriums instituted due to investigations into servicers and other parties’ actions in foreclosure proceedings, our willingness to pay additional interest may be different, subject to the terms of our mortgage insurance policies.  The various moratoriums may temporarily delay our receipt of claims and may increase the length of time a loan remains in our delinquent loan inventory.

Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.

As noted above under “— Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, because MGIC is not expected to meet statutory risk-to-capital requirements to write new business in various states, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis,” we may be required to raise additional equity capital. Any such future sales would dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.

We have $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. On October 1, 2010, we paid interest that we had previously elected to defer on these debentures.  We continue to have the right, and may elect, to defer interest payable under the debentures in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also converted into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We also have $345 million principal amount of 5% Convertible Senior Notes outstanding. The Senior Notes are convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. We do not have the right to defer interest on these Senior Notes.

While we believe we have settled this matter on a preliminary basis, the Internal Revenue Service had proposed significant adjustments to our taxable income for 2000 through 2007.

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We appealed those adjustments and, in August 2010, we reached a tentative settlement agreement with the IRS.  A final agreement is expected to be entered into some time in the fourth quarter of 2010, the terms of which are expected to be substantively identical to the tentative agreement.  We adjusted our tax provision and liabilities for the effects of this agreement in the third quarter of 2010 and believe that they accurately reflect our exposure in regard to this issue.

ITEM 6.	EXHIBITS

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 1, 2010.

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

99
Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2010, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2009 and the nine months ended September 30, 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements.