Form 10-K
period 2010-12-31
MGIC INVESTMENT CORP
filed 2011-03-01
CIK 876437

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒       No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐       No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒       No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes       ☒ No

State the aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2010: Approximately $1.4 billion*

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 15, 2011:  201,115,257

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2011 Annual	Items 10 through 14 of Part III
Meeting of Shareholders

* In each case, to the extent provided in the Items listed.

PART I

Item 1.	Business.

A.  General

We are a holding company and through wholly owned subsidiaries we are the leading provider of private mortgage insurance in the United States.  In 2010, our net premiums written exceeded $1.1 billion and our new insurance written was $12.3 billion.  As of December 31, 2010, our primary insurance in force was $191.3 billion and our primary risk in force was $49.0 billion.  For further information about our results of operations, see our consolidated financial statements in Item 8.  As of December 31, 2010, our principal subsidiary, Mortgage Guaranty Insurance Corporation (“MGIC”), was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam.   During 2010, MGIC wrote new insurance in each of those jurisdictions.  We have capitalized MGIC Indemnity Corporation (“MIC”) to begin writing new insurance in certain jurisdictions if MGIC no longer meets, and is unable to obtain a waiver of, the minimum capital requirements of those jurisdictions.  For more information about the formation of MIC and our plans to utilize it to continue writing new insurance in those jurisdictions, see the risk factor titled “Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis” in Item 1A.  In addition to mortgage insurance on first mortgage loans, we, through our subsidiaries, provide lenders with various underwriting and other services and products related to home mortgage lending.

Overview of the Private Mortgage Insurance Industry

We established the private mortgage insurance industry in 1957 to provide a private market alternative to federal government insurance programs. Private mortgage insurance covers losses from homeowner defaults on residential mortgage loans, reducing and, in some instances, eliminating the loss to the insured institution if the homeowner defaults. Private mortgage insurance plays an important role in the housing finance system by expanding home ownership opportunities through helping people purchase homes with less than 20% down payments, especially first time homebuyers. In this annual report, we refer to loans with less than 20% down payments as “low down payment” mortgages or loans. During 2008, 2009 and 2010, approximately $193 billion, $82 billion and $69 billion, respectively, of mortgages were insured by private mortgage insurance companies.

The Federal National Mortgage Association, commonly known as Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly known as Freddie Mac, purchase residential mortgages from mortgage lenders and investors as part of their governmental mandate to provide liquidity in the secondary mortgage market.  In this annual report, we refer to Fannie Mae and Freddie Mac collectively as the “GSEs.”  The GSEs cannot buy low down payment loans without certain forms of credit enhancement, one of which is private mortgage insurance.  Therefore, private mortgage insurance facilitates the sale of low down payment mortgages in the secondary mortgage market to the GSEs. Private mortgage insurance also reduces the regulatory capital that depository institutions are required to hold against low down payment mortgages that they hold as assets.

The GSEs have been the major purchaser of the mortgages underlying flow new insurance written by mortgage insurers. As a result, the private mortgage insurance industry in the U.S. is defined in part by the requirements and practices of the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of companies in the mortgage insurance industry. In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs.  The financial reform legislation passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released on February 11, 2011 and while it does not provide any definitive timelines for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market.  As a result of the matters referred to above, it is uncertain what role the GSEs, Federal Housing Administration (“FHA”) and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.  In addition, the timing of the impact on our business is uncertain.  Any changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.  See the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

The U.S. single-family residential mortgage market has historically experienced long-term growth, including an increase in mortgage debt outstanding every year between 1985, when our principal subsidiary, MGIC, began operations, and 2007.  The rate of growth in U.S. residential mortgage debt was particularly strong from 2001 through 2006.  In 2007, this growth rate began slowing and, since 2007, U.S. residential mortgage debt has decreased.  During the last several years of the period of growth and continuing through 2007, the mortgage lending industry increasingly made home loans at higher loan-to-value (“LTV”) ratios, to individuals with higher risk credit profiles and based on less documentation and verification of information regarding the borrower.  Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas.  In 2008 and 2009, payroll employment in the U.S. decreased substantially and nearly all geographic areas in the U.S. experienced home price declines.  Together, these conditions resulted in significant adverse developments for us and our industry.  After earning an average of approximately $580 million annually from 2004 through 2006 and $169 million in the first half of 2007, we had net losses of $1.670 billion for 2007, $525 million for 2008, $1.322 billion for 2009 and $364 million in 2010. In 2008 and 2009, the insurer financial strength rating of MGIC was downgraded a number of times by the rating agencies (although one rating agency changed its ratings outlook for MGIC from negative to positive during 2010). See the risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.

Beginning in late 2007, we implemented a series of changes to our underwriting guidelines that are designed to improve the risk profile of our new business.  The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk and the changes included the creation of two tiers of “restricted markets.” Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. While we expect our insurance written beginning in the second quarter of 2008 will generate underwriting profits as a result of these underwriting guideline changes, the loans insured from 2006 until the effectiveness of the new guidelines continue to experience significantly higher than historical claim rates and incurred losses.  For more information, see the risk factor titled “We have reported net losses for the last four years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” in Item 1A.

Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future.

In 2010, the factors that influence our incurred losses were mixed.  Although payroll employment increased modestly and the unemployment rate decreased modestly, home prices in most regions continued to decline.  For more information, see the risk factor titled “Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves” in Item 1A.  Although loan modification programs significantly mitigated our losses in 2010, the number of completed loan modifications declined in the last six months of 2010 compared to the first six months. We expect new loan modifications will only modestly mitigate losses in 2011.  For more information, see the risk factor titled “Loan modifications and other similar programs may not continue to provide material benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified” in Item 1A.  Finally, although our loss reserves as of December 31, 2010 continued to be significantly impacted by expected rescission activity, the impact was less than as of December 31, 2009.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory due to their product mix, geographic location and vintage.  For more information, see the risk factor titled “We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper” in Item 1A.

The mortgage insurance industry competes with governmental agencies and products designed to eliminate the need to purchase private mortgage insurance.  For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA and, to a lesser degree, the Veterans Administration (the “VA”).  During 2010 and 2009, the FHA and VA accounted for approximately 84.4% and 84.6%, respectively, of the total low down payment residential mortgages that were subject to FHA, VA or private mortgage insurance, a substantial increase from an approximately 22.7% market share in 2007, according to statistics reported by Inside Mortgage Finance.  The increase in market share of the FHA and VA, coupled with the decrease in the level of mortgage loan originations overall, has led to a decrease in our new insurance written from $76.8 billion in 2007 to $12.3 billion in 2010.

While the combined market share of the FHA and VA remained relatively flat in 2010 compared to 2009, the recent quarterly trend has been positive for the mortgage insurance industry.  In the fourth quarter of 2009 and the first quarter of 2010, the combined market share of the FHA and VA was 88.2%.  That market share decreased in each of the remaining quarters of 2010 and, by the fourth quarter of 2010, was 81.3%.  These decreases may have been influenced by the different rate structures implemented by several mortgage insurers, including MGIC, during 2010 as well as changes to FHA’s pricing that became effective in October 2010.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – New Insurance Written,” in Item 7.

Dodd-Frank requires a securitizer and a lender who sells residential mortgage loans to a securitizer to retain collectively 5% of the risk associated with such mortgage loans that are securitized, with the retained risk allocated between the securitizer and the lender as defined by regulations to be adopted under Dodd-Frank by various federal financial institutions regulators.  This risk retention requirement does not apply to mortgage loans that are “Qualified Residential Mortgages” (“QRMs”) or that are insured by the FHA or another federal agency (the GSEs are not federal agencies for this purpose). In defining a QRM the federal regulators are to take into account underwriting and product features, which we understand from reports about the scope of the definition that could be proposed, include the amount of the down payment.  The federal regulators are also to take into account for such purpose, among other things, “standards with respect to mortgage guarantee insurance or other types of insurance or credit enhancement obtained at the time of origination, to the extent such insurance or credit enhancement reduces the risk of default.”  Although the definition of QRM had yet to be proposed at the time this Form 10-K was finalized, the federal regulators are expected to propose the definition in the near future.  Depending on the extent of the down payment required for a QRM and to what extent, if any, the presence of mortgage insurance would be a substitute for a higher down payment, the amount of new insurance that we write may be materially adversely affected.  The following table shows the percentage of our new risk written by LTV for the years ended December 31, 2010 and 2009.

	Percentage of new risk written
	2010	2009
LTV:
85% and under	7%	12%
85.1% - 90%	48%	53%
90.1% - 95%	44%	34%
95.1% - 97%	1%	1%
> 97%	0%	0%

Due to the changing environment described above, as well as other factors discussed below, at this time we are facing the following particularly significant challenges:

•
Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages.  A possible restructuring or change in the charters of the GSEs, or a definition of QRM that significantly impacts the volume of low down payment mortgages available to be insured could significantly affect our business.  For additional information about this challenge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Fannie Mae and Freddie Mac” and “— Qualified Residential Mortgages” in Item 7 and the risk factors titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” and “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured” in Item 1A.

•
Whether we may continue to write insurance on new residential mortgage loans due to actions our regulators or the GSEs could take due to an actual or projected deterioration in our capital position. For additional information about this challenge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Capital” in Item 7 and our risk factors titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements,” “We have reported losses for the last four years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis” in Item 1A.

•
Whether we will prevail in proceedings challenging whether our rescissions were proper.  For additional information about this challenge see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Rescissions” in Item 7 and our risk factors titled “We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper” and “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A.  An adverse outcome in these proceedings would negatively impact our capital position.  For more information regarding our capital position, refer to the challenge listed immediately above.

General Information About Our Company

We are a Wisconsin corporation organized in 1984.  Our principal office is located at MGIC Plaza, 250 East Kilbourn Avenue, Milwaukee, Wisconsin 53202 (telephone number (414) 347-6480).

For many years ending in 2008, we had significant investments in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC, or “C-BASS,” and Sherman Financial Group LLC, or “Sherman.” In 2007, we reduced the carrying value of C-BASS to zero.  As a result, in 2008, our joint venture income principally consisted of income from Sherman. In August 2008, we sold our entire interest in Sherman to Sherman.  Beginning in the fourth quarter of 2008, our results of operations are no longer affected by any joint venture results.

As used in this annual report, “we,” “us” and “our” refer to MGIC Investment Corporation’s consolidated operations.  Sherman, C-BASS and our other less than majority-owned joint ventures and investments are not consolidated with us for financial reporting purposes, are not our subsidiaries and are not included in the terms “we,” “us” and “our.”  The discussion of our business in this document generally does not apply to our Australian operations, which have historically been immaterial. The results of our operations in Australia are included in the consolidated results disclosed.  For information about our Australian operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Australia” in Item 7.

Our revenues and losses may be materially affected by the risk factors applicable to us that are included in Item 1A of this annual report.  These risk factors are an integral part of this annual report.  These risk factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make.  Forward looking statements consist of statements which relate to matters other than historical fact. Among others, statements that include words such as we “believe,” “anticipate” or “expect,” or words of similar import, are forward looking statements.  We are not undertaking any obligation to update any forward looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made.  No reader of this annual report should rely on these statements being current at any time other than the time at which this annual report was filed with the Securities and Exchange Commission.

B.  Our Products and Services

Mortgage Insurance

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

Primary Insurance.  Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure (collectively, the “claim amount”).  In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure process, which can be lengthened due to foreclosure moratoriums and suspensions.  For the effect of foreclosure moratoriums and suspensions on the claim amount, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Loan Modification and Other Similar Programs” in Item 7. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property.  Primary insurance is generally written on first mortgage loans secured by owner occupied single-family homes, which are one-to-four family homes and condominiums.  Primary insurance is also written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes.  Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.

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

Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction.  New insurance written on a flow basis was $12.3 billion in 2010 compared to $19.9 billion in 2009 and $46.6 billion in 2008.  No new insurance for bulk transactions was written in 2010 or 2009, compared to $1.6 billion written in 2008. As noted in “- Bulk Transactions” below, in the fourth quarter of 2007, we stopped writing bulk insurance for mortgage loans included in home equity (or “private label”) securitizations, which are the terms the market uses to refer to securitizations sponsored by firms other than the GSEs or Ginnie Mae, such as Wall Street investment banks. We refer to portfolios of loans we insured through the bulk channel that we knew would serve as collateral in a home equity securitization as “Wall Street bulk transactions.”  While we may continue to insure loans on a bulk basis when we believe that the loans will be sold to a GSE or retained by the lender, we expect the volume of any future business written through the bulk channel will be insignificant to us.

The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in our records) and primary risk in force (the coverage percentage applied to the unpaid principal balance) for the MGIC Book as of the dates indicated:

Primary Insurance and Risk In Force

	December 31,
	2010	2009	2008	2007	2006
	(In millions)
Direct Primary Insurance In Force	$191,250	$212,182	$226,955	$211,745	$176,531

Direct Primary Risk In Force	$48,979	$54,343	$58,981	$55,794	$47,079

For loans sold to Fannie Mae or Freddie Mac, the coverage percentage must comply with the requirements established by the particular GSE to which the loan is delivered. For other loans, the lender determines the coverage percentage we provide, from the coverage percentages that we offer.

We charge higher premium rates for higher coverage percentages.  Higher coverage percentages generally result in increased severity, which is the amount paid on a claim, and lower coverage percentages generally result in decreased severity.  In accordance with GAAP for the mortgage insurance industry, reserves for losses are only established for loans in default.  Because, historically, relatively few defaults occur in the early years of a book of business, the higher premium revenue from higher coverage has historically been recognized before any significant higher losses resulting from that higher coverage may be incurred.  See “- Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation - Claims.”  Our premium pricing methodology generally targets substantially similar returns on capital regardless of the depth of coverage.  However, there can be no assurance that changes in the level of premium rates adequately reflect the risks associated with changes in the coverage percentage.

For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Freddie Mac eliminated its reduced coverage program in 2009.  Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and in the second quarter of 2010 Fannie Mae eliminated its reduced coverage program.  In recent years, a majority of our volume was on loans with GSE standard coverage; almost all of the rest of our volume was on loans with reduced coverage, with only a minor portion of our volume on loans with charter coverage. Beginning in the fourth quarter of 2009, the average coverage percentage of our new insurance written increased. We believe the increased coverage was due in part to the elimination of Fannie Mae’s reduced coverage program.

In general, mortgage insurance coverage cannot be terminated by the insurer. However, we may terminate or rescind coverage for, among other reasons, non-payment of premium and in the case of fraud, certain material misrepresentations made in connection with the issuance of the insurance policy or if the loan was never eligible for coverage under our policy. See “— Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Loss Mitigation.” Mortgage insurance coverage is renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured.  Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by Freddie Mac or Fannie Mae, a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower’s request when the principal balance of the loan is 80% or less of the home’s current value.

Under the federal Homeowners Protection Act, or HPA, a borrower has the right to stop paying premiums for private mortgage insurance on loans closed after July 28, 1999 secured by a property comprised of one dwelling unit that is the borrower’s primary residence when certain loan-to-value ratio thresholds determined by the value of the home at loan origination and other requirements are met.  Generally, the loan-to-value ratios used in this annual report represent the ratio, expressed as a percentage, of the dollar amount of the first mortgage loan to the value of the property at the time the loan became insured and do not reflect subsequent housing price appreciation or depreciation.  In general, under the HPA a borrower may stop making mortgage insurance payments when the loan-to-value ratio is scheduled to reach 80% (based on the loan’s amortization schedule) or actually reaches 80% if the borrower so requests and if certain requirements relating to the borrower’s payment history, and the absence of junior liens and a decline in the property’s value since origination are satisfied.  In addition, a borrower’s obligation to make payments for private mortgage insurance generally terminates regardless of whether a borrower so requests when the loan-to-value ratio (based on the loan’s amortization schedule) reaches 78% of the unpaid principal balance of the mortgage and the borrower is or later becomes current in his mortgage payments.  A borrower’s right to stop paying for private mortgage insurance applies only to borrower paid mortgage insurance (see below for a discussion of borrower paid versus lender paid mortgage insurance).  The HPA requires that lenders give borrowers certain notices with regard to the cancellation of private mortgage insurance.

In addition, some states require that mortgage servicers periodically notify borrowers of the circumstances in which they may request a mortgage servicer to cancel private mortgage insurance and some states allow borrowers to require the mortgage servicer to cancel private mortgage insurance under certain circumstances or require the mortgage servicer to cancel private mortgage insurance automatically in certain circumstances.

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

The percentage of primary risk written with respect to loans representing refinances was 28.0% in 2010, compared to 36.0% in 2009 and 21.9% in 2008. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. When a lender and borrower modify a loan rather than replace it with a new one, or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan.  As a result, such modifications or new loans, including those modified under the Home Affordable Refinance Program, are not included in our new insurance written.

In addition to varying with the coverage percentage, our premium rates for insurance vary depending upon the perceived risk of a claim on the insured loan and thus take into account, among other things, the loan-to-value ratio, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an adjustable rate mortgage), the mortgage term and whether the property is the borrower’s primary residence.  Historically, only our premium rates for A-, subprime loans and certain other loans varied based on the location of the borrower’s credit score within a range of credit scores.  In general, in this annual report we classify as “A-” loans that have FICO credit scores between 575 and 619 and we classify as “subprime” loans that have FICO credit scores of less than 575. However, in this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans, although as discussed in footnote 4 to the table titled “Default Statistics for the MGIC Book” in “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Defaults” below, certain “doc waiver” GSE loans are included as “full doc” loans by us in accordance with industry practice. A FICO credit score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac and Company.  During 2010, we began pricing our new insurance written considering, among other things, the borrower’s credit score (“credit-tiered pricing”). We made these rate changes to be more competitive with insurance programs offered by the FHA. These rate changes have resulted in lower premiums being charged for a substantial majority of our new insurance written. However, beginning in the fourth quarter of 2009, the average coverage percentage of our new insurance written increased. We believe the increased coverage was due in part to the elimination of Fannie Mae’s reduced coverage program as discussed above. Because we charge higher premiums for higher coverages, the effect of lower premium rates under our new pricing plan has been mitigated by the increase in premiums due to higher coverages.

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

The borrower’s mortgage loan instrument may require the borrower to pay the mortgage insurance premium.  Our industry refers to loans having this requirement as “borrower paid.”  If the borrower is not required to pay the premium, then the premium is paid by the lender, who may recover the premium through an increase in the note rate on the mortgage or higher origination fees.  Our industry refers to loans in which the premium is paid by the lender as “lender paid.”  Most of our primary insurance in force and new insurance written, other than through bulk transactions, is borrower paid mortgage insurance.  New insurance written through bulk transactions was generally paid for by the securitization vehicles or investors that hold the mortgages, and the mortgage note rate generally does not reflect the premium for the mortgage insurance.  In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they were reviewing the appropriateness of all mortgage insurers’ lender-paid insurance premium rates.  We are uncertain of the status of these reviews.

There are several payment plans available to the borrower, or lender, as the case may be.  Under the monthly premium plan, the borrower or lender pays us a monthly premium payment to provide only one month of coverage.  Under the annual premium plan, an annual premium is paid to us in advance, and we earn and recognize the premium over the next twelve months of coverage, with annual renewal premiums paid in advance thereafter and earned over the subsequent twelve months of coverage.  The annual premiums can be paid with either a higher premium rate for the initial year of coverage and lower premium rates for the renewal years, or with premium rates which are equal for the initial year and subsequent renewal years.  Under the single premium plan, the borrower or lender pays us a single payment covering a specified term exceeding twelve months.

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

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant to us.  We wrote no new pool risk in 2010, compared to $4 million in 2009 and $145 million in 2008.  New pool risk written during 2008 was primarily comprised of risk associated with loans delivered to the GSEs and loans made under state housing finance programs.  Our direct pool risk in force was $2.7 billion ($1.2 billion on pool policies with aggregate loss limits and $1.5 billion on pool policies without aggregate loss limits) at December 31, 2010, compared to $3.4 billion ($1.5 billion on pool policies with aggregate loss limits and $1.9 billion on pool policies without aggregate loss limits) at December 31, 2009 and $4.3 billion ($1.8 billion on pool policies with aggregate loss limits and $2.5 billion on pool policies without aggregate loss limits) at December 31, 2008.  In previous filings, we also disclosed the estimated risk amount that would credit enhance the pool policies with no aggregate loss limits to an ‘AA’ level based on a rating agency model. We did not renew our subscription to this model and, as a result, no longer provide estimates of this amount.

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

In the fourth quarter of 2007, we stopped writing bulk insurance for loans included in Wall Street bulk transactions.  These securitizations represented approximately 41% of our new insurance written for bulk transactions during 2007, and 9% of our risk in force and 63% of our bulk risk in force, at December 31, 2010.  New insurance written for bulk transactions was $1.6 billion during 2008, all of which were eligible for delivery to the GSEs, compared to $7.8 billion for 2007. We wrote no new business through the bulk channel after the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant to us.  In general, the loans insured by us in Wall Street bulk transactions consisted of loans with reduced underwriting documentation; cash out refinances that exceed the standard underwriting requirements of the GSEs; A- loans; subprime loans; and jumbo loans.  A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit.  The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs.  The conforming loan limit is subject to annual adjustment, and for mortgages covering a home with one dwelling unit was $417,000 for 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008 and remained at that amount throughout 2009 and 2010.  For additional information about new insurance written through the bulk channel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Bulk Transactions” in Item 7.

Geographic Dispersion

The following tables reflect the percentage of primary risk in force in the top 10 states and top 10 core-based statistical areas for the MGIC Book at December 31, 2010:

Dispersion of Primary Risk in Force

Top 10 States

1.	Florida	7.6%
2.	California	7.4
3.	Texas	7.1
4.	Pennsylvania	4.6
5.	Illinois	4.5
6.	Ohio	4.3
7.	Michigan	3.8
8.	New York	3.6
9.	Georgia	3.4
10.	Wisconsin	2.8
Total		49.1%

Top 10 Core-based statistical areas

1.	Chicago-Naperville-Joliet	3.1%
2.	Atlanta-Sandy Springs-Marietta	2.4
3.	Houston-Baytown-Sugarland	2.2
4.	Washington-Arlington-Alexandria	1.9
5.	Los Angeles-Long Beach-Glendale	1.7
6.	San Juan-Caguas-Guaynabo	1.7
7.	Philadelphia	1.6
8.	Phoenix-Mesa-Scottsdale	1.5
9.	Riverside-San Bernardino-Ontario	1.5
10.	Dallas-Plano-Irving	1.5
Total		19.1%

The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

Insurance In Force by Policy Year

The following table sets forth for the MGIC Book the dispersion of our primary insurance in force as of December 31, 2010, by year(s) of policy origination since we began operations in 1985:

Primary Insurance In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions)
1985-2002	$9,666	$1,871	$11,537	6.0%
2003	8,259	1,648	9,907	5.2
2004	9,725	1,767	11,492	6.0
2005	15,443	4,069	19,512	10.2
2006	20,108	8,118	28,226	14.8
2007	46,039	5,304	51,343	26.8
2008	30,798	521	31,319	16.4
2009	16,452	-	16,452	8.6
2010	11,462	-	11,462	6.0
Total	$167,952	$23,298	$191,250	100.0%

Risk In Force and Product Characteristics of Risk in Force

At December 31, 2010 and 2009, 95% and 94%, respectively, of our risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of our primary risk in force as of December 31, 2010, by year(s) of policy origination since we began operations in 1985:

Primary Risk In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions)
1985-2002	$2,485	$513	$2,998	6.1%
2003	2,241	489	2,730	5.6
2004	2,683	497	3,180	6.5
2005	4,157	1,241	5,398	11.0
2006	5,193	2,465	7,658	15.6
2007	11,808	1,300	13,108	26.8
2008	7,571	117	7,688	15.7
2009	3,453	-	3,453	7.1
2010	2,766	-	2,766	5.6
Total	$42,357	$6,622	$48,979	100.0%

The following table reflects at the dates indicated the (1) total dollar amount of primary risk in force for the MGIC Book and (2) percentage of that primary risk in force, as determined on the basis of information available on the date of mortgage origination, by the categories indicated.

Characteristics of Primary Risk in Force

	December 31,	December 31,
	2010	2009

Primary Risk in Force (In Millions):	$48,979	$54,343

Loan-to-value ratios:(1)
100s	27.1%	28.2%
95s	30.5	29.5
90s(2)	37.5	37.0
80s	4.9	5.3
Total	100.0%	100.0%
Loan Type:
Fixed(3)	91.3%	90.5%
Adjustable rate mortgages (“ARMs”)(4)	8.7	9.5
Total	100.0%	100.0%
Original Insured Loan Amount:(5)
Conforming loan limit and below	94.8%	94.7%
Non-conforming	5.2	5.3
Total	100.0%	100.0%
Mortgage Term:
15-years and under	1.3%	1.2%
Over 15 years	98.7	98.8
Total	100.0%	100.0%
Property Type:
Single-family(6)	89.3%	89.3%
Condominium	9.7	9.6
Other(7)	1.0	1.1
Total	100.0%	100.0%
Occupancy Status:
Primary residence	94.0%	93.5%
Second home	3.2	3.4
Non-owner occupied	2.8	3.1
Total	100.0%	100.0%
Documentation:
Reduced documentation(8)	9.8%	10.8%
Full documentation	90.2	89.2
Total	100.0%	100.0%
FICO Score:(9)
Prime (FICO 620 and above)	91.3%	91.4%
A Minus (FICO 575 – 619)	6.8	6.7
Subprime (FICO below 575)	1.9	1.9
Total	100.0%	100.0%

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

(2)
We include in our classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At each of December 31, 2010 and 2009, 1.3% of the primary risk in force consisted of these types of loans.

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

(4)
Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2010 and 2009, represented 3.1% and 3.5%, respectively, of primary risk in force. As indicated in note (3), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2010 and 2009, ARMs with loan-to-value ratios in excess of 90% represented 1.9% and 2.3%, respectively, of primary risk in force.

(5)
Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual adjustment and was $417,000 for 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008 and remained at such level throughout 2010. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(6)	Includes townhouse-style attached housing with fee simple ownership.

(7)	Includes cooperatives and manufactured homes deemed to be real estate.

(8)
Reduced documentation loans, many of which are commonly referred to as “Alt-A” loans, are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2010 and 2009, reduced documentation loans represented 5.5% and 6.1%, respectively, of risk in force written through the flow channel and 37.4% and 38.9%, respectively of risk in force written through the bulk channel.  In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.”  Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality.  We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(9)
Represents the FICO score at loan origination. The weighted average FICO score at loan origination for new insurance written in 2010 and 2009 was 759 and 760, respectively. For the information presented for 2010, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.”  For the information presented prior to 2010, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower.  A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.

Other Products and Services

Risk Sharing Arrangements. We have participated in risk sharing arrangements with the GSEs and captive mortgage reinsurance arrangements with subsidiaries of certain mortgage lenders that reinsure a portion of the risk on loans originated or serviced by the lenders which have MGIC primary insurance.

In response to requests or subpoenas, we provided information regarding captive mortgage reinsurance arrangements to the New York Department of Insurance, the Minnesota Department of Commerce and the Department of Housing and Urban Development, commonly referred to as HUD.  Seven mortgage insurers, including MGIC, were involved in litigation alleging that “inflated” captive reinsurance premiums were paid in violation of RESPA.  MGIC settled this class action litigation against it in October 2003.   Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA.  On November 29, 2010, six mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a purported class action complaint alleging various causes of action related to the captive mortgage reinsurance arrangements of this mortgage lender, including that the defendants violated RESPA by paying the lender’s captive reinsurer excessive premiums in relation to the risk assumed by that captive. The named plaintiffs’ loan was not insured by MGIC and it is our understanding that it was not reinsured by this mortgage lender’s captive reinsurance affiliates. There can be no assurance that we will not be subject to future litigation under RESPA.  For more information, see our risk factor titled “We are subject to the risk of private litigation and regulation proceedings” in Item 1A.

In addition to the risk-sharing arrangements discussed above, we periodically participate in risk sharing arrangements with persons unrelated to our customers.  When we reinsure a portion of our risk through such a reinsurer, we make an upfront payment or cede a portion of our premiums in return for a reinsurer agreeing to indemnify us for its share of losses incurred.  Although reinsuring against possible loan losses does not discharge us from liability to a policyholder, it can reduce the amount of capital we are required to retain against potential future losses for rating agency and insurance regulatory purposes.

For further information about risk sharing arrangements, see “Management’s Discussion and Analysis—Results of Consolidated Operations—Risk Sharing Arrangements” in Item 7 and Note 11, “Reinsurance,” to our consolidated financial statements in Item 8.

Contract Underwriting and Related Services.  We perform contract underwriting services for lenders in which we judge whether the data relating to the borrower and the loan contained in the lender’s mortgage loan application file comply with the lender’s loan underwriting guidelines.  We also provide an interface to submit data to the automated underwriting systems of the GSEs, which independently judge the data.  These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance.  The complaint in the RESPA litigation that we settled in 2003 and that is described in our risk factor titled “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A, alleged, among other things, that the pricing of contract underwriting provided by us violated RESPA.

Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations.  The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the years ended December 31, 2010, 2009 and 2008.  However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued throughout 2010.  Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they were reviewing all mortgage insurers’ business justifications for activities, such as contract underwriting services, that have the potential for creating non-insurance related contingent liabilities. We are uncertain of the status of these reviews.

Customers

Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers.  To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us.  Our top 10 customers, none of whom represented more than 10% of our consolidated revenues, generated 27.2% of our new insurance written on a flow basis in 2010, compared to 39.3% in 2009 and 40.3% in 2008. In the fourth quarter of 2009, Countrywide and an affiliate (“Countrywide”) commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after it ceased doing business with us.  See the risk factor titled “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A as well as Item 3, “Legal Proceedings,” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions.  Countrywide and its Bank of America affiliates accounted for 12.0% of our flow new insurance written in 2008 and 8.3% of our new insurance written in the first three quarters of 2009.  Another customer with whom we still do business accounted for approximately 11% of our flow new insurance written in 2010 compared to almost 14% in 2009.

Sales and Marketing and Competition

Sales and Marketing.  We sell our insurance products through our own employees, located throughout all regions of the United States and in Puerto Rico.

Competition.  Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance.  As noted above in “Overview of the Private Mortgage Insurance Industry,” for flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA.  These agencies sponsor government-backed mortgage insurance programs, which during 2010 and 2009 accounted for approximately 84.4% and 84.6%, respectively, of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance, a substantial increase from approximately 22.7% in 2007, according to statistics reported by Inside Mortgage Finance.  We believe that the FHA’s market share increased, in part, because mortgage insurers have tightened their underwriting guidelines (which has led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). Furthermore, the FHA’s loan limits were raised to be more on par with those of the GSEs in high cost markets.

In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York.  From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

Private mortgage insurers are also subject to competition from the GSEs to the extent that they are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry.  As noted above, for a number of years, the GSEs have had programs under which, on certain loans, lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”).  The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Freddie Mac eliminated its reduced coverage program in 2009.  Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and, in the second quarter of 2010, Fannie Mae eliminated its reduced coverage program. In recent years, a majority of our volume has been on loans with GSE standard coverage, almost all of the rest of our volume was on loans with reduced coverage, with only a minor portion of our volume on loans with charter coverage. We charge higher premium rates for higher coverages. To the extent lenders selling loans to Fannie Mae choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Fannie Mae and Freddie Mac” for a discussion about the risk that private mortgage insurance will not remain a significant credit enhancement for low down payment single family mortgages and the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A for a discussion of how potential changes in the GSEs’ business practices could affect us.

The capital markets and their participants have historically competed with mortgage insurers by offering alternative products and services and may further develop as competitors to private mortgage insurers in ways we cannot predict.  Competition from such alternative products and services was substantial prior to 2007 but declined materially in late 2007 and their presence was insignificant in 2008 through 2010.

Prior to 2008, we and other mortgage insurers also competed with transactions structured to avoid mortgage insurance on low down payment mortgage loans.  These transactions include self-insuring, and “80-10-10” and similar loans (generally referred to as “piggyback loans”), which are loans comprised of both a first and a second mortgage (for example, an 80% loan-to-value ratio first mortgage and a 10% loan-to-value ratio second mortgage), with the loan-to-value ratio of the first mortgage below what investors require for mortgage insurance, compared to a loan in which the first mortgage covers the entire borrowed amount (which in the preceding example would be a 90% loan-to-value ratio mortgage).  Competition from piggyback structures was substantial prior to 2007 but declined materially later in 2007, and declined further in 2008 and remained low in 2009 and 2010.

The U.S. private mortgage insurance industry currently consists of eight active mortgage insurers and their affiliates.  The newest mortgage insurer began to write new business in 2010 and has reported that JPMorgan Chase, one of our customers, is an investor.  One of the other eight mortgage insurers is a joint venture in which another mortgage insurer participates.  Another of the eight mortgage insurers is part of a consolidated group, certain members of which together are, according to filings with the Securities and Exchange Commission as of February 15, 2011, our largest shareholder.  The names of these mortgage insurers can be found in “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A.  In 2008, a mortgage insurer ceased writing new insurance and placed its existing book of business in run-off.  According to Inside Mortgage Finance, which obtains its data from reports provided by us and other mortgage insurers that are to be prepared on the same basis as the reports by insurers to the trade association for the private mortgage insurance industry, for more than ten years, we have been the largest private mortgage insurer based on new primary insurance written, with a market share of 22.0% in 2010, 26.0% in 2009, 24.5% in 2008, 21.3% in 2007 and 21.6% in 2006, and at December 31, 2010, we also had the largest book of direct primary insurance in force.  For more than five years, these reports do not include as “primary mortgage insurance” insurance on certain loans classified by us as primary insurance, such as loans insured through bulk transactions that already had mortgage insurance placed on the loans at origination.

The private mortgage insurance industry is highly competitive.  We believe that we currently compete with other private mortgage insurers based on underwriting guidelines, pricing, customer relationships, name recognition, reputation, the ancillary products and services provided to lenders (including contract underwriting services), the strength of management teams and field organizations, the depths of databases covering insured loans, issuer financial strength ratings and the effective use of technology and innovation in the delivery and servicing of insurance products. Our relationships with our customers could be adversely affected by a variety of factors, including rescission of coverage on loans that affects the customer and our decision to discontinue ceding new business under excess of loss captive reinsurance programs. In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after it ceased doing business with us.  See the risk factor titled “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A as well as Item 3, “Legal Proceedings,” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A. Several private mortgage insurers compete based on the types of captive mortgage reinsurance that they offer.

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

The mortgage insurance industry historically viewed a financial strength rating of Aa3/AA- as critical to writing new business. At the time that this annual report was finalized, the financial strength of MGIC, our principal mortgage insurance subsidiary, was rated Ba3 by Moody’s Investors Service (the outlook for this rating is positive) and B+ by Standard & Poor’s Rating Services (the outlook for this rating is negative).  In January 2010, at our request, Fitch Ratings withdrew its ratings of MGIC. MGIC could be further downgraded by either or both of these rating agencies.  As a result of MGIC’s financial strength rating being below Aa3/AA-, it is operating with each GSE as an eligible insurer under a remediation plan. For further information about the importance of MGIC’s ratings, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.  In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, and other factors.  The rating agency issuing the financial strength rating can withdraw or change its rating at any time.

Risk Management

We believe that mortgage credit risk is materially affected by:

•
the borrower’s credit strength, including the borrower’s credit history, debt-to-income ratios and cash reserves, and the willingness of a borrower with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home;

•
the loan product, which encompasses the loan-to-value ratio, the type of loan instrument, including whether the instrument provides for fixed or variable payments and the amortization schedule, the type of property and the purpose of the loan;

•	origination practices of lenders and the percentage of coverage on insured loans;

•	the size of loans insured; and

•	the condition of the economy, including housing values and employment, in the area in which the property is located.

We believe that, excluding other factors, claim incidence increases:

•	for loans to borrowers with lower FICO credit scores compared to loans to borrowers with higher FICO credit scores;

•	for loans with less than full underwriting documentation compared to loans with full underwriting documentation;

•	during periods of economic contraction and housing price depreciation, including when these conditions may not be nationwide, compared to periods of economic expansion and housing price appreciation;

•	for loans with higher loan-to-value ratios compared to loans with lower loan-to-value ratios;

•	for ARMs when the reset interest rate significantly exceeds the interest rate of loan origination;

•	for loans that permit the deferral of principal amortization compared to loans that require principal amortization with each monthly payment;

•	for loans in which the original loan amount exceeds the conforming loan limit compared to loans below that limit; and

•	for cash out refinance loans compared to rate and term refinance loans.

Other types of loan characteristics relating to the individual loan or borrower may also affect the risk potential for a loan.  The presence of a number of higher-risk characteristics in a loan materially increases the likelihood of a claim on such a loan unless there are other characteristics to lower the risk.

We charge higher premium rates to reflect the increased risk of claim incidence that we perceive is associated with a loan, although not all higher risk characteristics are reflected in the premium rate.  There can be no assurance that our premium rates adequately reflect the increased risk, particularly in a period of economic recession, high unemployment, slowing home price appreciation or housing price declines.  For additional information, see our risk factors in Item 1A, including the one titled “The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.”

Beginning in late 2007, we implemented a series of changes to our underwriting guidelines that are designed to improve the risk profile of our new business.  The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk and the changes included the creation of two tiers of “restricted markets.” Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. For information about changes to our underwriting guidelines, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — New insurance written” in Item 7.

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

Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation

Exposure to Catastrophic Loss. The private mortgage insurance industry has from time to time experienced catastrophic losses similar to the losses currently being experienced.  For background information about the current cycle of such losses, refer to “General – Overview of Private Mortgage Insurance Industry” above.  Prior to the current cycle of such losses, the last time that private mortgage insurers experienced substantial losses was in the mid-to-late 1980s.  From the 1970s until 1981, rising home prices in the United States generally led to profitable insurance underwriting results for the industry and caused private mortgage insurers to emphasize market share.  To maximize market share, until the mid-1980s, private mortgage insurers employed liberal underwriting practices, and charged premium rates which, in retrospect, generally did not adequately reflect the risk assumed, particularly on pool insurance.  These industry practices compounded the losses which resulted from changing economic and market conditions which occurred during the early and mid-1980s, including (1) severe regional recessions and attendant declines in property values in the nation’s energy producing states; (2) the lenders’ development of new mortgage products to defer the impact on home buyers of double digit mortgage interest rates; and (3) changes in federal income tax incentives which initially encouraged the growth of investment in non-owner occupied properties.

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

The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default, or default rate, as of December 31, 2006-2010:

Default Statistics for the MGIC Book

	December 31,
	2010	2009	2008	2007	2006

PRIMARY INSURANCE
Insured loans in force	1,228,315	1,360,456	1,472,757	1,437,432	1,283,174
Loans in default(1)	214,724	250,440	182,188	107,120	78,628
Default rate – all loans	17.48%	18.41%	12.37%	7.45%	6.13%
Flow loans in default	162,621	185,828	122,693	61,352	42,438
Default rate – flow loans	14.94%	15.46%	9.51%	4.99%	4.08%
Bulk loans in force	139,446	158,089	182,268	208,903	243,395
Bulk loans in default(2)	52,103	64,612	59,495	45,768	36,190
Default rate – bulk loans	37.36%	40.87%	32.64%	21.91%	14.87%
Prime loans in default(3)	134,787	150,642	95,672	49,333	36,727
Default rate – prime loans	13.11%	13.29%	7.90%	4.33%	3.71%
A-minus loans in default(3)	31,566	37,711	31,907	22,863	18,182
Default rate – A-minus loans	36.69%	40.66%	30.19%	19.20%	16.81%
Subprime loans in default(3)	11,132	13,687	13,300	12,915	12,227
Default rate – subprime loans	45.66%	50.72%	43.30%	34.08%	26.79%
Reduced documentation loans delinquent(4)	37,239	48,400	41,309	22,009	11,492
Default rate – reduced doc loans	41.66%	45.26%	32.88%	15.48%	8.19%
POOL INSURANCE
Insured loans in force	468,361	526,559	603,332	757,114	766,453
Loans in default	43,329	44,231	33,884	25,224	20,458
Percentage of loans in default (default rate)	9.25%	8.40%	5.62%	3.33%	2.67%

General Notes: (a) For the information presented for 2010, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.”  For the information presented prior to 2010, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower.  A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. This change will make our reporting of FICO credit scores consistent with the FICO credit scores that we use for underwriting purposes.  (b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insured loans in force. Loans where servicers have stopped paying premiums include 14,970 defaults as of December 31, 2010.

(1) At December 31, 2010, 2009, 2008 and 2007, 36,066, 45,907, 45,482 and 39,704 loans in default, respectively, related to Wall Street bulk transactions and at December 31, 2010, 2009, 2008, 2007 and 2006, 20,898, 16,389, 13,275, 5,055 and 2,906 loans in default, respectively, were in our claims received inventory.

(2) Among other things, the default rate for bulk loans is influenced by our decision to stop writing the portion of our bulk business that we refer to as “Wall Street bulk transactions.”  This decision increases the default rate because it results in a greater percentage of the bulk business consisting of vintages that traditionally have higher default rates.

(3) We define prime loans as those having FICO credit scores of 620 or greater, A-minus loans as those having FICO credit scores of 575-619, and subprime credit loans as those having FICO credit scores of less than 575, all as reported to MGIC at the time a commitment to insure is issued.  Most A-minus and subprime credit loans were written through the bulk channel.  In this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

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

Different areas of the United States may experience different default rates due to varying localized economic conditions from year to year.  The following table shows the percentage of primary loans we insured that were in default as of December 31, 2010, 2009 and 2008 for the 15 states for which we paid the most losses during 2010:

State Default Rates

	December 31,
	2010	2009	2008
Florida	41.00%	42.61%	29.46%
California	27.30	34.22	25.17
Arizona	30.81	33.55	21.54
Michigan	17.48	19.25	13.61
Georgia	20.85	22.38	14.36
Nevada	41.07	42.01	25.10
Illinois	21.96	21.70	13.28
Texas	11.31	12.11	8.68
Ohio	13.67	13.97	9.93
Virginia	15.07	16.90	11.99
Minnesota	15.38	18.12	13.17
Maryland	22.15	23.91	15.19
Washington	15.73	14.44	7.27
Massachusetts	13.28	15.22	10.86
Colorado	13.62	14.58	9.02
All other states	13.76	13.78	9.08

The primary default inventory in those same states as of December 31, 2010, 2009 and 2008 appears in the table below.

Primary Default Inventory by State

	December 31,
	2010	2009	2008
Florida	32,788	38,924	29,384
California	14,070	19,661	14,960
Arizona	6,781	8,791	6,338
Michigan	10,278	12,759	9,853
Georgia	9,117	10,905	7,622
Nevada	4,729	5,803	3,916
Illinois	12,548	13,722	9,130
Texas	11,602	13,668	10,540
Ohio	9,850	11,071	8,555
Virginia	3,627	4,464	3,360
Minnesota	3,672	4,674	3,642
Maryland	4,264	4,940	3,318
Washington	3,888	3,768	1,967
Massachusetts	3,050	3,661	2,634
Colorado	2,917	3,451	2,328
All other states	81,543	90,178	64,641
	214,724	250,440	182,188

Claims.  Claims result from defaults which are not cured.  Whether a claim results from an uncured default depends, in large part, on the borrower’s equity in the home at the time of default, the borrower’s or the lender’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage and the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the default.  Various factors affect the frequency and amount of claims, including local housing prices and employment levels, and interest rates.  If a default goes to claim, any premium collected from the time of default to time of the claim payment is returned to the servicer along with the claim payment.  This results in a reduction to premiums written and earned.

Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the underlying property (typically through foreclosure).  Depending on the applicable state foreclosure law, generally at least twelve months pass from the date of default to payment of a claim on an uncured default.  The rate at which claims are received and paid has slowed recently due to various state and lender foreclosure moratoriums and suspensions, servicing delays including as a result of attempts to modify loans, fraud investigations by us, our pursuit of mitigation opportunities and a lack of capacity in the court systems.

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

Claim activity is not evenly spread throughout the coverage period of a book of primary business.  For prime loans, relatively few claims are typically received during the first two years following issuance of coverage on a loan.  This is typically followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination.  Thereafter, the number of claims typically received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or housing price depreciation.  Due in part to the subprime component of loans insured in Wall Street bulk transactions, the peak claim period for bulk loans has generally occurred earlier than for prime loans.  Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans.  Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. We are currently seeing such performance as it relates to delinquencies from our older books and all of our books are being affected by the condition of the economy and housing price depreciation. As of December 31, 2010, 58% of the MGIC Book of primary insurance in force had been written on or after January 1, 2007 and 31% had been written on or after January 1, 2008, although a portion of that insurance arose from the refinancing of earlier originations.  See “Our Products and Services - Mortgage Insurance - Insurance In Force by Policy Year” above.

Another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity.  The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan and local market conditions.  The primary average claim paid on the MGIC Book was $50,173 for 2010, compared to $52,627 for 2009, $52,239 for 2008, and $37,165 in 2007.  The increase in the average claim paid in 2010, 2009 and 2008 compared to 2007 was primarily a result of higher loan exposures with higher average claim payments.  The decrease in average claim paid in 2010 compared to 2009 was primarily a result of flow claims being a higher percentage of claims paid in 2010 compared to 2009; flow claims have lower average loan amounts and coverage percentages than bulk loans.

Information about net claims we paid during 2008 through 2010 appears in the table below.

Net paid claims (In millions)
	2010	2009	2008
Prime (FICO 620 & >)	$1,400	$831	$547
A-Minus (FICO 575-619)	265	231	250
Subprime (FICO < 575)	77	95	132
Reduced doc (All FICOs)	451	388	395
Pool	177	99	46
Other	3	5	2
Direct losses paid	$2,373	$1,649	$1,372
Reinsurance	(126)	(41)	(19)
Net losses paid	$2,247	$1,608	$1,353
LAE	71	60	48
Net losses and LAE before terminations	$2,318	$1,668	$1,401
Reinsurance terminations	(38)	(119)	(265)
Net losses and LAE paid	$2,280	$1,549	$1,136

Primary claims paid for the top 15 states (based on 2010 paid claims) and all other states for the years ended December 31, 2010, 2009 and 2008 appear in the table below.

Primary paid claims by state (In millions)
	2010	2009	2008
Florida	$340	$195	$129
California	288	253	316
Arizona	156	110	61
Michigan	130	111	99
Georgia	97	62	50
Nevada	95	75	45
Illinois	91	59	52
Texas	87	51	48
Ohio	68	54	58
Virginia	57	48	32
Minnesota	56	52	43
Maryland	50	25	21
Washington	41	21	8
Massachusetts	40	27	29
Colorado	38	27	33
All other states	559	375	300
Total	$2,193	$1,545	$1,324
Other (Pool, LAE, Reinsurance)	87	4	(188)
Net paid claims	$2,280	$1,549	$1,136

From time to time, proposals to give bankruptcy judges the authority to reduce mortgage balances in bankruptcy cases have been made. Such reductions are sometimes referred to as bankruptcy cramdowns. A bankruptcy cramdown is not an event that entitles an insured party to make a claim under our insurance policy. If a borrower ultimately satisfies his or her mortgage after a bankruptcy cramdown, then our insurance policies provide that we would not be required to pay any claim. Under our insurance policies, however, if a borrower re-defaults on a mortgage after a bankruptcy cramdown, the claim we would be required to pay would be based upon the original, unreduced loan balance. We are not aware of any bankruptcy cramdown proposals that would change these provisions of our insurance policies.  Unless a lender has obtained our prior approval, if a borrower’s mortgage loan balance is reduced outside the bankruptcy context, including in association with a loan modification, and if the borrower re-defaults after such a reduction, then under the terms of our policy the amount we would be responsible to cover would be calculated net of the reduction.

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur most often after we have received a claim. Historically, policy rescissions and claim denials, which we collectively refer to as “rescissions” and variations of this term, were not a material portion of our claims resolved during a year. However, beginning in 2008 rescissions have materially mitigated our paid losses. For further information about our recent rescission rates, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Consolidated Operations — Losses – Losses Incurred” in Item 7. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue at the same rates (as a percentage of claims received) we have previously experienced. For further information, see our risk factor titled “We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper” in Item 1A.

When we rescind coverage, we return all premiums previously paid to us under the policy and are relieved of our obligation to pay a claim under the policy, although if the insured disputes our right to rescind coverage, whether the requirements to rescind are met ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing.  Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability.  Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.  Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide.  Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see the risk factor titled, “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A as well as Item 3, “Legal Proceedings.”

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represented fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we waived certain of our rescission rights on loans subject to the agreement and the customer agreed to contribute to the cost of claims that we pay on those loans. The rescission rights we waived are for matters related to loan origination, which historically have been the basis for substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions. This agreement did not have a significant impact on our established loss reserves.  We continue to discuss with other lenders their objections to material rescissions and/or the possibility of entering into a settlement agreement. In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.  Although it is reasonably possible that, when these discussions or proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability.

Our rescissions involve inaccurate information or fraud committed, regarding a borrower’s income, debts or intention to occupy the property, a faulty appraisal, negligence in the origination of the loan, a failure to provide us with documentation we request under our policy (we use this documentation to investigate whether a claim must be paid) or a failure to service a loan in an acceptable manner.

The provisions of our policies provide several remedies related to inaccurate information provided, or fraud committed, in connection with the origination of a loan. For example, provisions in our policies allow us to rescind coverage if a material misrepresentation is made and if the lender or related parties such as the originator and the mortgage loan broker were aware of such misrepresentation. Other provisions in our policies allow us to rescind coverage if the loan was never eligible for coverage under our policy.  In many cases, information discovered to be inaccurate (whether as a result of fraud or inadvertence) causes a loan to fail the eligibility criteria applicable to that loan once the correct information is considered.  Ultimately, our ability to discover inaccurate information provided, or fraud committed, in connection with the origination of a loan requires a thorough investigation of the facts surrounding the origination of the loan and the discovery of sufficient evidence regarding the inaccurate information or fraud. These types of investigations are very fact-intensive and difficult and often depend on factors outside our control, including whether the borrower cooperates with our investigation.

If an investigation uncovers evidence that leads us to decide we are entitled to rescind coverage, we send a letter to the lender informing them of the investigation’s findings.  Although we are not required to do so by our policies, in most cases we allow a period of sixty days to rebut our findings. If a satisfactory rebuttal to our investigation findings is not provided, we rescind coverage and the claim is removed from our default inventory. At this point in the process, we consider the rescission to be resolved. While it is not unusual for lenders to first respond to a findings letter after we have already rescinded coverage, and in certain cases lenders who previously responded to findings letters bring new facts to our attention after we have rescinded coverage, the number of rescission reversals due to such circumstances has been immaterial.

One of the loss mitigation techniques available to us is obtaining a deficiency judgment against the borrower and attempting to recover some or all of the paid claim from the borrower. However, eleven states, including Arizona, Illinois, Ohio, Texas and Virginia, prohibit mortgage guaranty insurance companies from obtaining deficiency judgments if the applicable property is a single-family home that the borrower lived in. In six other states, including California, deficiency judgments are effectively prohibited. Finally, some states, including, Florida, Indiana, Illinois and Ohio (when, in the latter two states, there is a non-owner occupied property), have a judicial foreclosure process in which a deficiency judgment can be ultimately obtained. In our experience, the increased time and costs associated with separate actions to obtain a deficiency judgment usually outweigh the potential benefits of collecting the deficiency judgment. In recent years, recoveries on deficiency judgments have been less than 1% of our paid claims. The recent increase in our paid claims has not been accompanied by a similar increase in recoveries on deficiency judgments. This has occurred because the number of borrowers against whom we are seeking deficiency judgments has not increased. This in turn is due to our view that the number of borrowers whose credit quality would warrant our seeking deficiency judgments has remained essentially unchanged despite the substantial increase in the number of potential deficiency candidates.

Loss Reserves and Premium Deficiency Reserves

A significant period of time typically elapses between the time when a borrower defaults on a mortgage payment, which is the event triggering a potential future claim payment by us, the reporting of the default to us, the acquisition of the property by the lender (typically through foreclosure) and the eventual payment of the claim related to the uncured default or a rescission.  To recognize the liability for unpaid losses related to outstanding reported defaults, or default inventory, we establish loss reserves, representing the estimated percentage of defaults which will ultimately result in a claim, which is known as the claim rate, and the estimated severity of the claims which will arise from the defaults included in the default inventory. Our loss reserve estimates are established based upon historical experience, including rescission activity. In accordance with GAAP for the mortgage insurance industry, we generally do not establish loss reserves for future claims on insured loans which are not currently in default.

We also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (“loss adjustment expenses”), and for losses and loss adjustment expenses from defaults which have occurred, but which have not yet been reported to us.

Our reserving process bases our estimates of future events on our past experience.  However, estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree.  For further information, see our risk factors in Item 1A, including the ones titled “Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses, losses may have a disproportionate adverse effect on our earnings in certain periods,” “Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves” and “We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.”

After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date.  We establish premium deficiency reserves, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves.  In the fourth quarter of 2007, we recorded premium deficiency reserves of $1,211 million relating to Wall Street bulk transactions remaining in our insurance in force. As of December 31, 2010, this premium deficiency reserve was $179 million.

For further information about loss reserves and premium deficiency reserves, see “Management’s Discussion and Analysis—Results of Consolidated Operations—Losses” in Item 7 and Note 9, “Loss reserves,” and Note 10, “Premium deficiency reserve,” to our consolidated financial statements in Item 8.

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

At December 31, 2010, we owned approximately 45.5% of the equity interest in C-BASS, which prior to 2008 was one of our principal joint ventures included in the “Income from joint ventures, net of tax” line in our Consolidated Statement of Operations.  C-BASS is a joint venture with its senior management and Radian Group Inc. that was formerly engaged principally in the business of investing in the credit risk of subprime single-family residential mortgages. In 2007, C-BASS ceased its operations and was managing its portfolio pursuant to a consensual, non-bankruptcy restructuring, under which its assets were to be paid out over time to its secured and unsecured creditors.  In November 2010, C-BASS filed for Chapter 11 bankruptcy protection.  At December 31, 2010 and 2009, our book value of C-BASS, including our note receivable from C-Bass, was zero.  For further information about C-BASS, see Note 12, “Investments in joint ventures,” to our consolidated financial statements in Item 8.

Until August 2008, when we sold our entire interest in Sherman to Sherman, Sherman was a joint venture with its senior management and Radian Group Inc. Our interest sold represented approximately 24.25% of Sherman’s equity. In September 2007, we also sold certain interests in Sherman.  For further information about Sherman, which during 2008 was our principal joint venture included in the “Income from joint ventures, net of tax” line in our Consolidated Statement of Operations, see “Management’s Discussion and Analysis—Results of Consolidated Operations” in Item 7 and Note 12, “Investments in joint ventures,” to our consolidated financial statements in Item 8.

D.  Investment Portfolio

Policy and Strategy

At December 31, 2010, the fair value of our investment portfolio and cash and cash equivalents was approximately $8.8 billion. As of December 31, 2010, approximately $891 million of our portfolio was held at the parent company level and the remainder of our portfolio was held by our subsidiaries, primarily MGIC.  The portion of our portfolio that is held at the parent company level is held in fixed income securities, all of which are rated “A” or better, primarily invested in corporate, government, and taxable municipal securities.  Unless otherwise indicated, the remainder of the discussion of our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

Approximately 44% of our investment portfolio is managed by either BlackRock, Inc. or Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy.  We maintain direct management of the remainder of our investment portfolio.

Our current policies emphasize preservation of capital, as well as total return. Therefore, our investment portfolio consists almost entirely of high-quality, fixed-income investments.  We seek liquidity through diversification and investment in publicly traded securities. We attempt to maintain a level of liquidity commensurate with our perceived business outlook and the expected timing, direction and degree of changes in interest rates. During 2010, we reduced the proportion of our investment portfolio in tax exempt municipal securities while increasing the proportion of taxable securities principally since the tax benefits of holding tax exempt municipal securities are no longer available based on our current net loss position. Our investment policies in effect at December 31, 2010 limited investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. At that date, the maximum aggregate book value of the holdings of a single obligor was:

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

At December 31, 2010, based on amortized cost, approximately 95% of our total fixed income investment portfolio was invested in securities rated “A” or better, with 42% rated “AAA” and 29% rated “AA,” in each case by at least one nationally recognized securities rating organization.  For information related to the portion of our investment portfolio that is insured by financial guarantors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” in Item 7.

Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.

Investment Operations

At December 31, 2010, tax exempt municipal securities represented 36%, and taxable municipal securities represented 12%, of the fair value of our total investment portfolio and derivative financial instruments in our investment portfolio were immaterial. During 2010 we continued to shift our portfolio to a higher concentration of taxable securities, as reflected in the table below.  Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 16%, 40%, 19% and 19%, respectively, of the total fair value of our investment in debt securities. Auction rate and mortgage-backed securities represented 5% and 1%, respectively, of the total fair value of our investment in debt securities. Our pre-tax yield for 2010, excluding cash and cash equivalents, was 3.0%, compared to a pre-tax yield of 4.0% in each of 2009 and 2008.  Our pre-tax yield for 2010, including cash and cash equivalents, was 2.5%, compared to a pre-tax yield of 3.6% in 2009 and 3.9% in 2008.

Our ten largest holdings at December 31, 2010 appear in the table below:

Fair Value
(In thousands)
1. Bank of America Corp (FDIC guaranteed)	$95,775
2. New York, NY	75,231
3. General Electric Capital Corp.	59,523
4. Illinois State – (Issuer 452152)	59,158
5. Illinois State – (Issuer 452151)	58,920
6. Montana State Higher Student Assist	58,735
7. Goldman Sachs Group (FDIC guaranteed)	52,943
8. Sales Tax Asset Receivable Corporation	51,987
9. Amgen Inc.	47,940
10. New York NY City Transitional	47,773
$607,985

Notes: This table excludes securities issued by U.S. government, U.S. government agencies, GSEs, Federal Home Loan Banks and the Tennessee Valley Authority.

Holdings aggregated using the industry convention of the first six characters of the CUSIP, which identifies specific corporate or municipal issuer.

The sectors of our investment portfolio at December 31, 2010 appear in the table below:

Percentage of Portfolio’s Fair Value
1. Tax-Exempt Municipals	25.7%
2. Corporate	23.0
3. U.S. Treasuries	18.5
4. Taxable Municipals	12.1
5. Escrowed / Prerefunded Municipals	6.2
6. Student Loans	4.8
5. Asset Backed	4.7
6. Foreign	4.8
7. Other	0.2

100.0%

For further information concerning investment operations, see Note 6, “Investments,” to our consolidated financial statements in Item 8.

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

Most states also regulate transactions between insurance companies and their parents or affiliates and have restrictions on transactions that have the effect of inducing lenders to place business with the insurer. For a description of limits on dividends payable to us from MGIC, see “Management’s Discussion and Analysis—Liquidity and Capital Resources” in Item 7 and Note 16, “Dividend restrictions,” to our consolidated financial statements in Item 8.

Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators.  See our risk factor “Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis” in Item 1A and “Management’s Discussion and Analysis — Liquidity and Capital Resources - Capital” in Item 7 for information about regulations governing our capital adequacy, information about our current capital and our expectations regarding our future capital position.

We are required to establish statutory accounting contingency loss reserves in an amount equal to 50% of net earned premiums. These amounts cannot be withdrawn for a period of 10 years, except as permitted by insurance regulations. With regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year.  For further information, see Note 17, “Statutory capital,” to our consolidated financial statements in Item 8.

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

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs. These requirements are subject to change from time to time. Currently, both MGIC and MIC are approved mortgage insurers for both Freddie Mac and Fannie Mae but their longer term eligibility could be negatively affected as discussed, under “Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis” and “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.

In September 2008, the FHFA was appointed as the conservator of the GSEs.  As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement, which could have a material adverse effect on our revenue, results of operations or financial condition. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released on February 11, 2011 and while it does not provide any definitive timelines for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market.  As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.  In addition, the timing of the impact on our business is uncertain.  Any changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.  For additional information about the potential impact that any such changes in the GSE’s roles may have on us, see the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Fannie Mae and Freddie Mac” in Item 7.

The GSEs have approved the terms of our master policy. Any new master policy, or material changes to our existing master policy, would be subject to approval by the GSEs.

Indirect Regulation

We are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and the VA, and lenders. See “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A for a discussion of how potential changes in the GSEs’ business practices could affect us. Private mortgage insurers, including MGIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended to affect competition from government agencies. Proposals are discussed from time to time by Congress and certain federal agencies to reform or modify the FHA and the Government National Mortgage Association, which securitizes mortgages insured by the FHA.

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

There can be no assurance that other federal laws and regulations affecting these institutions and entities will not change, or that new legislation or regulations will not be adopted which will adversely affect the private mortgage insurance industry. In this regard, see the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

F.  Employees

At December 31, 2010, we had approximately 1,010 full- and part-time employees, of whom approximately 25% were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services.  In recent years, the number of “on-call” employees has ranged from fewer than 100 to more than 220.

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

These factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. Forward looking statements consist of statements which relate to matters other than historical fact, including matters that inherently refer to future events. Among others, statements that include words such as “believe”, “anticipate”, or “expect”, or words of similar import, are forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. No reader of this annual report should rely on these statements being current at any time other than the time at which this annual report was filed with the Securities and Exchange Commission.

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

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement, which could have a material adverse effect on our revenue, results of operations or financial condition. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released on February 11, 2011 and while it does not provide any definitive timelines for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market.  As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.  In addition, the timing of the impact on our business is uncertain.  Any changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Freddie Mac eliminated its reduced coverage program in 2009.  Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and in the second quarter of 2010 Fannie Mae eliminated its reduced coverage program. In recent years, a majority of our volume was on loans with GSE standard coverage; almost all of the rest of our volume was on loans with reduced coverage, with only a minor portion of our volume on loans with charter coverage. The pricing changes we implemented on May 1, 2010 (see “—The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations.”) may eliminate a lender’s incentive to use Fannie Mae charter coverage in place of standard coverage. During 2010, the portion of our volume insured either at charter coverage or reduced coverage has decreased compared to recent years and the portion of our volume insured at standard coverage has increased. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to Fannie Mae in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

Both of the GSEs have guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s is Ba3, with a positive outlook and from Standard & Poor’s is B+, with a negative outlook.) For information about how these guidelines could affect us, see “—MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured.

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

The FHA substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because mortgage insurers have tightened their underwriting guidelines (which has led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). Recent federal legislation and programs have also provided the FHA with greater flexibility in establishing new products and have increased the FHA’s competitive position against private mortgage insurers.  Effective October 4, 2010, the FHA simultaneously reduced its upfront mortgage insurance premium and increased its annual premium.  The new FHA pricing, when compared to our credit-tiered pricing introduced May 1, 2010, may allow us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, what impact these premium changes will have on new insurance written in the future.

Dodd-Frank requires a securitizer and a lender who sells residential mortgage loans to a securitizer to retain collectively 5% of the risk associated with such mortgage loans that are securitized, with the retained risk allocated between the securitizer and the lender as defined by regulations to be adopted under Dodd-Frank by various federal financial institutions regulators.  This risk retention requirement does not apply to mortgage loans that are QRMs or that are insured by the FHA or another federal agency (the GSEs are not federal agencies for this purpose). In defining a QRM the federal regulators are to take into account underwriting and product features, which we understand from reports about the scope of the definition that could be proposed include the amount of the down payment.  The federal regulators are also to take into account for such purpose, among other things, “standards with respect to mortgage guarantee insurance or other types of insurance or credit enhancement obtained at the time of origination, to the extent such insurance or credit enhancement reduces the risk of default.”  Although the definition of QRM had yet to be proposed at the time this Form 10-K was finalized, the federal regulators are expected to propose the definition in the near future.  Depending on the extent of the down payment required for a QRM and to what extent, if any, the presence of mortgage insurance would be a substitute for a higher down payment, the amount of new insurance that we write may be materially adversely affected.  The following table shows the percentage of our new risk written by LTV for the years ended December 31, 2010 and 2009.

	Percentage of new risk written
	2010	2009
LTV:
85% and under	7%	12%
85.1% - 90%	48%	53%
90.1% - 95%	44%	34%
95.1% - 97%	1%	1%
> 97%	0%	0%

MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.

The majority of our insurance written is for loans sold to Fannie Mae and Freddie Mac, each of which has mortgage insurer eligibility requirements. Currently, MGIC is operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction with a mortgage insurer and MGIC will continue to operate under a remediation plan for the foreseeable future. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan. In particular, the GSEs are currently in discussions with mortgage insurers regarding their standard mortgage insurer eligibility requirements and may make changes to them in the near future that may make them more stringent than the current requirements.  The GSEs may include the eligibility requirements, as finally adopted, as part of our current remediation plan.  If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

We have reported net losses for the last four years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.

For the years ended December 31, 2010, 2009, 2008 and 2007, we had a net loss of $0.4 billion, $1.3 billion, $0.5 billion and $1.7 billion, respectively. We currently expect to continue to report annual net losses, the size of which will depend primarily on the amount of our incurred and paid losses from our existing business and to a lesser extent on the amount and profitability of our new business. Our incurred and paid losses are dependent on factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. Although we currently expect to return to profitability on an annual basis, we cannot assure you when, or if, this will occur. Among the assumptions underlying our forecasts are that loan modification programs will only modestly mitigate losses; that the cure rate steadily improves but does not return to historic norms until 2013; there is no change to our current rescission practices and any foreclosure moratoriums will have no significant effect on earnings. In this regard, see “— It is uncertain what effect foreclosure moratoriums and issues arising from the investigation of servicers’ foreclosure procedures will have on us” and “— We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.” The net losses we have experienced have eroded, and any future net losses will erode, our shareholders’ equity and could result in equity being negative.

Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis.

The insurance laws or regulations of 17 jurisdictions, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. At December 31, 2010, MGIC’s risk-to-capital ratio was 19.8 to 1 and the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 23.2 to 1. A high risk-to-capital ratio on a combined basis could affect MGIC’s ability to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, absent a contribution of capital to such subsidiaries.  These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any contribution to MGIC of the proceeds from our April 2010 common stock and convertible notes offerings beyond the contribution already made, could reach 40 to 1 or even higher under a stress loss scenario.  For more information regarding the assumptions underlying our forecasts, see “— We have reported net losses for the last four years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.”

In December 2009, the OCI issued an order waiving, until December 31, 2011, its risk-to-capital requirement. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these jurisdictions which expire at various times.  One waiver expired on December 31, 2010 and was not immediately renewed because the need for a waiver was not considered imminent.  MGIC may reapply for the waiver.  Some jurisdictions have denied the request and others may deny the request. The OCI and insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC obtained additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the jurisdictions that have risk-to-capital requirements represented approximately 50% of new insurance written in 2010. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow it to once again write new business.

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its risk-to-capital requirements will not modify or revoke the waiver, that it will renew the waiver when it expires or that MGIC could obtain the additional capital necessary to comply with the risk-to-capital requirement. Depending on the circumstances, the amount of additional capital we might need could be substantial. See “— Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.”

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

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements and if MGIC fails to obtain relief from those requirements or a specific waiver of them. The Fannie Mae Agreement, including certain restrictions imposed on us, MGIC and MIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2009.

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

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011.   Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. For more information, see “— MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.” Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution already made without prior approval from each GSE, which limits the amount of business MIC can write. We believe that the amount of capital that MGIC has contributed to MIC will be sufficient to write business for the term of both the Fannie Mae Agreement and the Freddie Mac Notification in the jurisdictions in which MIC is eligible to do so. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to write business.

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet regulatory capital requirements, we cannot assure you that the events that led to MGIC failing to meet regulatory capital requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings related to rescissions that we make, including those with Countrywide.

We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue at the same rates (as a percentage of claims received) we have previously experienced.  See the table labeled "Ever-To-Date Rescission Rates on Primary Claims Received" under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Losses-Losses incured," in Item 7.

In addition, our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. See “—Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.” We estimate rescissions mitigated our incurred losses by approximately $0.4 billion in 2008, $2.5 billion in 2009 and $0.2 billion in 2010.  All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In recent quarters, between 20% and 28% of claims received in a quarter have been resolved by rescissions. At December 31, 2010, we had 214,724 loans in our primary delinquency inventory; the resolution of a significant portion of these loans will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing.  Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability.  Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.  Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide.  Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see the risk factor titled, “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A as well as Item 3, “Legal Proceedings.”

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represented fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we waived certain of our rescission rights on loans subject to the agreement and the customer agreed to contribute to the cost of claims that we pay on those loans. The rescission rights we waived are for matters related to loan origination, which historically have been the basis for substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  This agreement did not have a significant impact on our established loss reserves.  We continue to discuss with other lenders their objections to material rescissions and/or the possibility of entering into a settlement agreement. In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.  Although it is reasonably possible that, when these discussions or proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability.

We are subject to the risk of private litigation and regulatory proceedings.

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC settled class action litigation against it under RESPA in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004 following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On November 29, 2010, six mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in Federal District Court for the District of Columbia.  The complaint alleges various causes of action related to the captive mortgage reinsurance arrangements of this mortgage lender, including that the defendants violated RESPA by paying the lender’s captive reinsurer excessive premiums in relation to the risk assumed by that captive. The named plaintiffs’ loan was not insured by MGIC and it is our understanding that it was not reinsured by this mortgage lender’s captive reinsurance affiliates.  We intend to defend MGIC against this complaint vigorously but we are unable to predict the outcome of the litigation or its effect on us.  While we are only a defendant in this RESPA case, there can be no assurance that we will not be subject to future litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

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

Since October 2007 we had been involved in an investigation conducted by the Division of Enforcement of the SEC. The investigation had focused on disclosure and financial reporting by us and by a co-investor in 2007 regarding our respective investments in our C-BASS joint venture. We have provided documents to the SEC and a number of our executive officers, as well as other employees, have testified. On January 18, 2011, the staff of the Division of Enforcement issued a formal closing letter advising us that the investigation has been terminated against us, our executive officers and other employees, and that it did not intend to recommend any enforcement action by the SEC.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On April 12, 2010, we filed a motion in opposition to Plaintiff’s motion for leave to amend its complaint. On December 8, 2010, the plaintiff’s motion to file an amended complaint was denied and the Complaint was dismissed with prejudice.  On January 6, 2011, the plaintiff appealed the February 18, 2010 and December 8, 2010 decisions to the United States Court of Appeals for the Seventh Circuit.  We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On May 17, 2010, the Court of Appeals denied a stay of the District Court’s remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court.  On August 26, 2010, Countrywide filed an opposition to our petition.  Countrywide’s opposition states that there are thousands of loans for which it disputes MGIC’s interpretation of the flow insurance policies at issue. On September 16, 2010, we filed a reply to Countrywide’s opposition.  On October 1, 2010, the California State Court stayed the litigation in that court pending a final ruling on our appeal.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which were insured through the flow channel and numbered more than 1,400 loans as of the filing of the action.  On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. On December 20, 2010, we filed an amended demand in the arbitration proceeding.  This amended demand increased the number of loans for which we denied and/or rescinded coverage and which were insured through the flow channel to more than 3,300.  We continue to rescind insurance coverage on additional Countrywide loans.  On December 20, 2010 Countrywide filed an amended response. In the amended response, Countrywide is seeking relief for rescissions on loans insured by MGIC through the flow channel and more than 30 bulk insurance policies.  In correspondence with MGIC, Countrywide has indicated that it believes MGIC has improperly rescinded coverage on approximately 4,700 loans. The amended response also seeks damages as a result of purported breaches of insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. The amended response states that Countrywide seeks damages “well-exceeding” $150 million; the original response sought damages of at least $150 million.  On January 17, 2011, Countrywide filed an answer to MGIC’s amended demand and MGIC filed an answer to Countrywide’s amended response.  Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage.  While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue.  The hearing before the panel on the bellwether loans is scheduled to begin in October, 2011.

During 2008-2010, rescissions of Countrywide-related loans mitigated our paid losses on the order of $315 million. This amount is the amount we estimate we would have paid had the loans not been rescinded.  On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72 thousand.  At December 31, 2010, 44,838 loans in our primary delinquency inventory were Countrywide-related loans (approximately 21% of our primary delinquency inventory).  Of these 44,838 loans, some will cure their delinquency and the remainder will either become paid claims or will be rescinded.  During 2008-2010, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 72% were paid and the remaining 28% were rescinded.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders.  As discussed in Note 9 – “Loss reserves” to our consolidated financial statements in Item 8, during 2008-2010 we estimated that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.0 billion of mitigation on paid losses, excluding amounts that would have been applied to a deductible. At December 31, 2010 we estimate that our total loss reserves were benefited from rescissions by approximately $1.3 billion.

We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us. Also, although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding.  An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital.  In this regard, see our risk factor titled “Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis.”

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. We continue to discuss with other lenders their objections to material rescissions.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.  Because our rescission practices with Countrywide do not differ from our practices with other servicers, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders.  For additional information about rescissions as well as the settlement referred to above, see “—We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.”

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

In accordance with generally accepted accounting principles, commonly referred to as GAAP, we establish loss reserves only for loans in default. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default that have not yet been reported to us by the servicers (this is often referred to as “IBNR”). We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements, except in the case where a premium deficiency exists. As a result, future losses may have a material impact on future results as losses emerge.

Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.

We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss on delinquent loans. The estimated claim rates and claim amounts represent our best estimates of what we will actually pay on the loans in default as of the reserve date and incorporate anticipated mitigation from rescissions.  We rescind policies and deny claims in cases where we believe our policy allows us to do so. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse development from ongoing dispute resolution proceedings, including those with Countrywide, or from ongoing disagreements over the interpretation of our policy, including those with one of our pool insurance insureds related to the computation of the aggregate loss limit under a pool insurance policy.  For more information regarding Countrywide, see “—We are subject to the risk of private litigation and regulatory proceedings” and for more information regarding the pool insurance disagreement, see “Results of Consolidated Operations – Pool Insurance” in Item 7.

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

Loan modification and other similar programs may not continue to provide material benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified.

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in $3.2 billion of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be.  For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments.  Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred.  Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

One loan modification program is the Home Affordable Modification Program (“HAMP”). Some of HAMP’s eligibility criteria relate to the borrower’s current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency.

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 16,800 loans in our primary delinquent inventory at December 31, 2010 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled.  Through December 31, 2010 approximately 24,600 delinquent primary loans have cured their delinquency after entering HAMP are not in default. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly in recent months and most of the loans currently in a trial period will not receive HAMP modifications. In September 2010, the U.S. Department of the Treasury directed several large loan servicers to change their processes for soliciting borrowers and determining eligibility for participation in HAMP.  We are uncertain what effect such changes in processes will have on HAMP participation and any benefits we may receive from such participation.

The effect on us of loan modifications depends on how many modified loans subsequently re-default, which in turn can be affected by changes in housing values. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. At this point, we cannot predict with a high degree of confidence what the ultimate re-default rate will be. In addition, because we do not have information in our database for all of the parameters used to determine which loans are eligible for modification programs, our estimates of the number of loans qualifying for modification programs are inherently uncertain. If legislation is enacted to permit a portion of a borrower’s mortgage loan balance to be reduced in bankruptcy and if the borrower re-defaults after such reduction, then the amount we would be responsible to cover would be calculated after adding back the reduction.  Unless a lender has obtained our prior approval, if a borrower’s mortgage loan balance is reduced outside the bankruptcy context, including in association with a loan modification, and if the borrower re-defaults after such reduction, then under the terms of our policy the amount we would be responsible to cover would be calculated net of the reduction.

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

The factors that affect the volume of low down payment mortgage originations include:

•	restrictions on mortgage credit due to more stringent underwriting standards and liquidity issues affecting lenders,

•	the level of home mortgage interest rates and their deductibility for income tax purposes,

•	the health of the domestic economy as well as conditions in regional and local economies,

•	housing affordability,

•	population trends, including the rate of household formation,

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have loan-to-value ratios that require private mortgage insurance, and

•	government housing policy encouraging loans to first-time homebuyers.

The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law. We are uncertain whether this Bureau will issue any rules or regulations that affect our business or the volume of low down payment home mortgage originations. Such rules and regulations could have a material adverse effect on our financial position or results of operations.

A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance, decrease our new insurance written and reduce our revenues.  Such a decline could be caused by, among other things, the definition of “qualified residential mortgages” by regulators implementing the Dodd-Frank Act.  See “—The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance or if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured.”

Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. During 2010, approximately 11% of our new insurance written was for loans for which one lender was the original insured, although revenue from such loans was significantly less than 10% of our revenues during this period. Our private mortgage insurance competitors include:

•	PMI Mortgage Insurance Company,

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	Republic Mortgage Insurance Company, whose parent, based on information filed with the SEC through January 13, 2011, is our largest shareholder,

•	CMG Mortgage Insurance Company, and

•	Essent Guaranty, Inc.

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

Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting guidelines, which have resulted in our declining to insure some of the loans originated by our customers, rescission of loans that affect the customer and our decision to discontinue ceding new business under excess of loss captive reinsurance programs. In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after Countrywide ceased doing business with us. See “—We are subject to the risk of private litigation and regulatory proceedings” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Countrywide and its Bank of America affiliates accounted for 12.0% of our flow new insurance written in 2008 and 8.3% of our new insurance written in the first three quarters of 2009. In addition, we continue to have discussions with other lenders who are significant customers regarding their objections to rescissions.

We believe some lenders assess a mortgage insurer’s financial strength rating as an important element of the process through which they select mortgage insurers. MGIC’s financial strength rating from Moody’s is Ba3 with a positive outlook and from Standard & Poor’s is B+ with a negative outlook. It is possible that MGIC’s financial strength ratings could decline from these levels. As a result of MGIC’s less than investment grade financial strength rating, MGIC may be competitively disadvantaged with these lenders.

Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing.

Losses result from events that reduce a borrower’s ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home. Housing values may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, liquidity issues affecting lenders, higher interest rates generally or changes to the deductibility of mortgage interest for income tax purposes, or other factors. The residential mortgage market in the United States has for some time experienced a variety of poor or worsening economic conditions, including a material nationwide decline in housing values, with declines continuing in 2010 in a number of geographic areas. Home values may continue to deteriorate and unemployment levels may remain elevated or increase.

The mix of business we write also affects the likelihood of losses occurring.

Even when housing values are stable or rising, certain types of mortgages have higher probabilities of claims. These types include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or total debt-to-income ratios of 38% or higher, as well as loans having combinations of higher risk factors. As of December 31, 2010, approximately 57.6% of our primary risk in force consisted of loans with loan-to-value ratios equal to or greater than 95%, 8.7% had FICO credit scores below 620, and 11.3% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote 4 to the table titled “Default Statistics for the MGIC Book” in “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Defaults” above.

Beginning in the fourth quarter of 2007 we made a series of changes to our underwriting guidelines in an effort to improve the risk profile of our new business. From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together these exceptions accounted for fewer than 5% of the loans we insured in recent quarters. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

As of December 31, 2010, approximately 3.2% of our primary risk in force written through the flow channel, and 36.4% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. We believe that when the reset interest rate significantly exceeds the interest rate at loan origination, claims on ARMs would be substantially higher than for fixed rate loans. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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

During 2010, we began pricing our new insurance written considering, among other things, the borrower’s credit score (“credit-tiered pricing”).  We made these rate changes to be more competitive with insurance programs offered by the FHA. These rate changes have resulted in lower premiums being charged for a substantial majority of our new insurance written. However, beginning in the fourth quarter of 2009, the average coverage percentage of our new insurance written increased. We believe the increased coverage was due in part to the elimination of Fannie Mae’s reduced coverage program. See “—Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.” Because we charge higher premiums for higher coverages, the effect of lower premium rates under our new pricing plan has been mitigated by the increase in premiums due to higher coverages. We cannot predict whether our new business written in the future will continue to have higher coverages. For more information about our rate changes, see our Form 8-K that was filed with the SEC on February 23, 2010.

In January 2008, we announced that we had decided to stop writing the portion of our bulk business that insures loans which are included in Wall Street securitizations because the performance of loans included in such securitizations deteriorated materially in the fourth quarter of 2007 and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. As of December 31, 2007 we established a premium deficiency reserve of approximately $1.2 billion. As of December 31, 2010, the premium deficiency reserve was $179.0 million, which reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves on these bulk transactions.

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

Past moratoriums, which were imposed to afford time to determine whether loans could be modified, did not stop the accrual of interest or affect other expenses on a loan, and we cannot predict whether any future moratorium would do so. Therefore, unless a loan is cured during a moratorium, at the expiration of a moratorium, additional interest and expenses may be due to the lender from the borrower.  For certain moratoriums (e.g., those imposed in order to afford time to modify loans), our paid claim amount may include some additional interest and expenses.  For moratoriums instituted due to investigations into servicers and other parties’ actions in foreclosure proceedings, our willingness to pay additional interest and expenses may be different, subject to the terms of our mortgage insurance policies.  The various moratoriums may temporarily delay our receipt of claims and may increase the length of time a loan remains in our delinquent loan inventory.

In early January, 2011, the highest court in Massachusetts, a state in which foreclosures are accomplished by private sale rather than judicial action, held the foreclosure laws of that state required a person seeking to foreclose a mortgage to be the holder of the mortgage at the time notice of foreclosure was published.  The servicers who had foreclosed in this case did not provide sufficient evidence that they were the holders of the mortgages and therefore they lacked authority to foreclose.  We are studying the effect this decision has on our claims process.

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

During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. Future premiums on our insurance in force represent a material portion of our claims paying resources.

Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.

As noted above under “— Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis,” we may be required to raise additional equity capital. Any such future sales would dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.

We have $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. On October 1, 2010, we paid interest that we had previously elected to defer on these debentures.  We continue to have the right, and may elect, to defer interest payable under the debentures in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also converted into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We also have $345 million principal amount of 5% Convertible Senior Notes outstanding. The Senior Notes are convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. We do not have the right to defer interest on these Senior Notes.

While we believe we have settled this matter on a preliminary basis, the Internal Revenue Service had proposed significant adjustments to our taxable income for 2000 through 2007.

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We appealed those adjustments and, in August 2010, we reached a tentative settlement agreement with the IRS.  The settlement agreement is subject to review by the Joint Committee on Taxation of Congress because net operating losses incurred in 2009 were carried back to taxable years that were included in the agreement.  A final agreement is expected to be entered into when the review is complete, although we do not expect there will be any substantive change in the terms of a final agreement from those in the tentative agreement.  We adjusted our tax provision and liabilities for the effects of this agreement in 2010 and believe that they accurately reflect our exposure in regard to this issue.

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

In 1988, the Basel Committee on Banking Supervision developed the Basel Capital Accord (Basel I), which set out international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the Basel Committee issued an update to Basel I (as revised in November 2005, Basel II). Basel II was implemented by many banks in the United States and many other countries in 2009 and 2010. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities.

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

The discussion above does not reflect the release by the Basel Committee in September 2010 of the Basel III guidelines.  The Basel III guidelines will increase the capital requirements of certain banking organizations.  Implementation of the Basel III guidelines will require formal regulations, which have not yet been proposed by the federal banking agencies and will involve a substantial phase-in period.  We are continuing to evaluate the potential effects of the Basel III guidelines on our business.

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

We depend on reliable, consistent third-party servicing of the loans that we insure. A recent trend in the mortgage lending and mortgage loan servicing industry has been towards consolidation of loan servicers. This reduction in the number of servicers could lead to disruptions in the servicing of mortgage loans covered by our insurance policies. In addition, current housing market trends have led to significant increases in the number of delinquent mortgage loans requiring servicing. These increases have strained the resources of servicers, reducing their ability to undertake mitigation efforts that could help limit our losses. Future housing market conditions could lead to additional increases in delinquencies. Managing a substantially higher volume of non-performing loans could lead to disruptions in the servicing of mortgages.  Investigations into whether servicers have acted improperly in foreclosure proceedings may further strain the resources of servicers.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At December 31, 2010, we leased office space in various cities throughout the United States under leases expiring between 2011 and 2016 and which required annual rental payments of approximately $2.0 million in 2010.

We own our headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.

Item 3.	Legal Proceedings.

On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against MGIC, our principal mortgage insurance subsidiary. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On May 17, 2010, the Court of Appeals denied a stay of the District Court’s remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court.  On August 26, 2010, Countrywide filed an opposition to our petition.  Countrywide’s opposition states that there are thousands of loans for which it disputes MGIC’s interpretation of the flow insurance policies at issue. On September 16, 2010, we filed a reply to Countrywide’s opposition.  On October 1, 2010, the California State Court stayed the litigation in that court pending a final ruling on our appeal.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which were insured through the flow channel and numbered more than 1,400 loans as of the filing of the action.  On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. On December 20, 2010, we filed an amended demand in the arbitration proceeding.  This amended demand increased the number of loans for which we denied and/or rescinded coverage and which were insured through the flow channel to more than 3,300.  We continue to rescind insurance coverage on additional Countrywide loans.  On December 20, 2010 Countrywide filed an amended response. In the amended response, Countrywide is seeking relief for rescissions on loans insured by MGIC through the flow channel and more than 30 bulk insurance policies.  In correspondence with MGIC, Countrywide has indicated that it believes MGIC has improperly rescinded coverage on approximately 4,700 loans. The amended response also seeks damages as a result of purported breaches of insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. The amended response states that Countrywide seeks damages “well-exceeding” $150 million; the original response sought damages of at least $150 million.  On January 17, 2011, Countrywide filed an answer to MGIC’s amended demand and MGIC filed an answer to Countrywide’s amended response.  Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage.  While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue.  The hearing before the panel on the bellwether loans is scheduled to begin in October, 2011.

During 2008-2010, rescissions of Countrywide-related loans mitigated our paid losses on the order of $315 million. This amount is the amount we estimate we would have paid had the loans not been rescinded.  On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72 thousand.  At December 31, 2010, 44,838 loans in our primary delinquency inventory were Countrywide-related loans (approximately 21% of our primary delinquency inventory).  Of these 44,838 loans, some will cure their delinquency and the remainder will either become paid claims or will be rescinded.  During 2008-2010, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded: claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 72% were paid and the remaining 28% were rescinded.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders.  As discussed in Note 9 – “Loss reserves” to our consolidated financial statements in Item 8, during 2008-2010 we estimated that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.0 billion of mitigation on paid losses, excluding amounts that would have been applied to a deductible. At December 31, 2010 we estimate that our total loss reserves were benefited from rescissions by approximately $1.3 billion.

We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us. Also, although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding.  An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital.  In this regard, see our risk factor titled “Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis.”

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. We continue to discuss with other lenders their objections to material rescissions.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.  Because our rescission practices with Countrywide do not differ from our practices with other servicers, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders.  For additional information about rescissions as well as the settlement referred to above, see “—We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.”

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS.  The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On April 12, 2010, we filed a motion in opposition to plaintiff’s motion for leave to amend its complaint. On December 8, 2010, the plaintiff’s motion to file an amended complaint was denied and the Complaint was dismissed with prejudice.  On January 6, 2011, the plaintiff appealed the February 18, 2010 and December 8, 2010 decisions to the United States Court of Appeals for the Seventh Circuit.  We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. With limited exceptions, our bylaws provide that our officers are entitled to indemnification from us for claims against them of the type alleged in the Amended Complaint. Other lawsuits alleging violations of the securities laws could be brought against us.

In addition to the above litigation, we face other litigation and regulatory risks. For additional information about such other litigation and regulatory risks, you should review our risk factor titled “We are subject to the risk of private litigation and regulatory proceedings” in Item 1A.

Item 4.	[Reserved]

Executive Officers

Certain information with respect to our executive officers as of March 1, 2011 is set forth below:

Name and Age	Title
Curt S. Culver, 58	Chairman of the Board and Chief Executive Officer of MGIC Investment Corporation and MGIC; Director of MGIC Investment Corporation and MGIC

Patrick Sinks, 54	President and Chief Operating Officer of MGIC Investment Corporation and MGIC

J. Michael Lauer, 66	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC

Lawrence J. Pierzchalski, 58	Executive Vice President– Risk Management of MGIC

Jeffrey H. Lane, 61	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

James A. Karpowicz, 63	Senior Vice President–Chief Investment Officer and Treasurer of MGIC Investment Corporation and MGIC

Michael G. Meade, 61	Senior Vice President–Information Services and Chief Information Officer of MGIC

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

Mr. Karpowicz has served as our and MGIC’s Senior Vice President–Chief Investment Officer and Treasurer since January 2005 and has been Treasurer since 1998. From 1986 to January, 2005, he held various positions within MGIC’s investment operations organization, the last of which was Vice President.

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

(a) Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2010 and 2009 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

	2010		2009
Quarter	High	Low	High	Low
First	$11.36	$5.78	$4.45	$0.70
Second	13.80	6.87	5.90	1.32
Third	9.60	6.48	9.94	3.27
Fourth	10.90	8.06	7.56	3.72

In October 2008, the Board suspended payment of our cash dividend.  Accordingly, no cash dividends were paid in 2009 or 2010.  The payment of future dividends is subject to the discretion of our Board and will depend on many factors, including our operating results, financial condition and capital position.  See Note 8, "Debt", to our consolidated financial statements in Item 8 for dividend restrictions if we elect to defer interest on our Convertible Junior Debentures.  We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulation. For a discussion of these restrictions, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this annual report and Note 16, “Dividend restrictions,” to our consolidated financial statements in Item 8.

As of February 15, 2011, the number of shareholders of record was 130. In addition, we estimate there are approximately 19,000 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b) Not applicable.

(c) We did not repurchase any shares of Common Stock during the fourth quarter of 2010.

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands of dollars, except per share data)
Summary of Operations
Revenues:
Net premiums written	$1,101,795	$1,243,027	$1,466,047	$1,345,794	$1,217,236

Net premiums earned	$1,168,747	$1,302,341	$1,393,180	$1,262,390	$1,187,409
Investment income, net	247,253	304,678	308,517	259,828	240,621
Realized investment gains (losses), net, including net impairment losses	92,937	51,934	(12,486)	142,195	(4,264)
Other revenue	11,588	49,573	32,315	28,793	45,403

Total revenues	1,520,525	1,708,526	1,721,526	1,693,206	1,469,169

Losses and expenses:
Losses incurred, net	1,607,541	3,379,444	3,071,501	2,365,423	613,635
Change in premium deficiency reserves	(51,347)	(261,150)	(756,505)	1,210,841	-
Underwriting and other expenses	225,142	239,612	271,314	309,610	290,858
Reinsurance fee	-	26,407	1,781	-	-
Interest expense	98,589	89,266	81,074	41,986	39,348

Total losses and expenses	1,879,925	3,473,579	2,669,165	3,927,860	943,841

(Loss) income before tax and joint ventures	(359,400)	(1,765,053)	(947,639)	(2,234,654)	525,328
Provision for (benefit from) income taxes	4,335	(442,776)	(397,798)	(833,977)	130,097
Income (loss) from joint ventures, net of tax	-	-	24,486	(269,341)	169,508

Net (loss) income	$(363,735)	$(1,322,277)	$(525,355)	$(1,670,018)	$564,739

Weighted average common shares outstanding (in thousands)	176,406	124,209	113,962	81,294	84,950

Diluted (loss) earnings per share	$(2.06)	$(10.65)	$(4.61)	$(20.54)	$6.65

Dividends per share	$-	$-	$0.075	$0.775	$1.00

Balance sheet data
Total investments	$7,458,282	$7,254,465	$7,045,536	$5,896,233	$5,252,422
Cash and cash equivalents	1,304,154	1,185,739	1,097,334	288,933	293,738
Total assets	9,333,642	9,404,419	9,146,734	7,716,361	6,621,671
Loss reserves	5,884,171	6,704,990	4,775,552	2,642,479	1,125,715
Premium deficiency reserves	178,967	193,186	454,336	1,210,841	-
Senior notes and other debt	376,329	377,098	698,446	798,250	781,277
Convertible senior notes	345,000	-	-	-	-
Convertible junior debentures	315,626	291,785	272,465	-	-
Shareholders’ equity	1,669,055	1,302,581	2,434,233	2,594,343	4,295,877
Book value per share	8.33	10.41	19.46	31.72	51.88

	Year Ended December 31,
	2010	2009	2008	2007	2006
New primary insurance written ($ millions)	$12,257	$19,942	$48,230	$76,806	$58,242
New primary risk written ($ millions)	2,944	4,149	11,669	19,632	15,937
New pool risk written ($ millions)(1)	-	4	145	211	240

Insurance in force (at year-end) ($ millions)
Direct primary insurance	191,250	212,182	226,955	211,745	176,531
Direct primary risk	48,979	54,343	58,981	55,794	47,079
Direct pool risk(1)
With aggregate loss limits	1,154	1,478	1,752	2,325	2,590
Without aggregate loss limits	1,532	1,951	2,521	4,131	4,417

Primary loans in default ratios
Policies in force	1,228,315	1,360,456	1,472,757	1,437,432	1,283,174
Loans in default	214,724	250,440	182,188	107,120	78,628
Percentage of loans in default	17.48%	18.41%	12.37%	7.45%	6.13%
Percentage of loans in default — bulk	37.36%	40.87%	32.64%	21.91%	14.87%

Insurance operating ratios (GAAP) (2)
Loss ratio	137.5%	259.5%	220.4%	187.3%	51.7%
Expense ratio	16.3%	15.1%	14.2%	15.8%	17.0%

Combined ratio	153.8%	274.6%	234.6%	203.1%	68.7%

Risk-to-capital ratio (statutory)
Mortgage Guaranty Insurance Corporation	19.8:1	19.4:1	12.9:1	10.3:1	6.4:1
Combined insurance companies	23.2:1	22.1:1	14.7:1	11.9:1	7.5:1

(1)
In previous filings, we also disclosed the estimated risk amount that would credit enhance these loans to an ‘AA’ level based on a rating agency model. We did not renew our subscription to this model and no longer estimate this amount.

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

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations—Losses—Losses Incurred” below. The discussion of our business in this document generally does not apply to our Australian operations which have historically been immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see our risk factor titled “Our Australian operations may suffer significant losses” in Item 1A of this Report and “Overview—Australia” below.

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

Outlook

At this time, we are facing the following particularly significant challenges:

•
Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. A possible restructuring or change in the charters of the GSEs, or a definition of “qualified residential mortgages” (“QRM”) that significantly impacts the volume of low down payment mortgages available to be insured could significantly affect our business. This challenge is discussed under “Fannie Mae and Freddie Mac” and “Qualified Residential Mortgages” below.

•
Whether we may continue to write insurance on new residential mortgage loans due to actions our regulators or the GSEs could take due to an actual or projected deterioration in our capital position. This challenge is discussed under “Capital” below.

•
Whether we will prevail in legal proceedings challenging whether our rescissions were proper.  For additional information about this challenge see “Rescissions” below. An adverse outcome in these legal proceedings would negatively impact our capital position. See discussion of this challenge under “Capital” below.

Fannie Mae and Freddie Mac

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement, which could have a material adverse effect on our revenue, results of operations or financial condition. Dodd-Frank Act (“Dodd-Frank”) required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released on February 11, 2011 and while it does not provide any definitive timelines for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market.  As a result of the matters referred to above, it is uncertain what role the GSEs will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.

For a number of years, the GSEs have had programs under which on certain loans lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Freddie Mac eliminated its reduced coverage program in 2009. Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and in the second quarter of 2010 Fannie Mae eliminated its reduced coverage program. In recent years, a majority of our volume was on loans with GSE standard coverage; almost all of the rest of our volume was on loans with reduced coverage, with only a minor portion of our volume on loans with charter coverage. The pricing changes we implemented on May 1, 2010 (see our risk factor titled “The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations” in Item 1A) may eliminate a lender’s incentive to use Fannie Mae charter coverage in place of standard coverage. During 2010, the portion of our volume insured either at charter coverage or reduced coverage has decreased compared to recent years and the portion of our volume insured at standard coverage has increased. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to Fannie Mae in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

For further discussion see our risk factors titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” and “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance” in Item 1A.

Both of the GSEs have guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s is Ba3, with a positive outlook and from Standard & Poor’s is B+, with a negative outlook.) For information about how these guidelines could affect us, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” In Item 1A.

Qualified Residential Mortgages

Dodd-Frank requires a securitizer and a lender who sells residential mortgages to a securitizer to retain collectively 5% of the risk associated with such mortgage loans that are securitized, with the retained risk allocated between the securitizer and the lender as defined by regulations to be adopted under Dodd-Frank by various federal financial institutions regulators.  This risk retention requirement does not apply to mortgage loans that are QRMs or that are insured by the FHA or another federal agency. (The GSEs are not federal agencies for this purpose.) In defining a QRM the federal regulators are to take into account underwriting and product features, which we understand from reports about the scope of the definition that could be proposed, include the amount of the down payment.  The federal regulators are also to take into account for such purpose, among other things, “standards with respect to mortgage guarantee insurance or other types of insurance or credit enhancement obtained at the time of origination, to the extent such insurance or credit enhancement reduces the risk of default.”  Although the definition of QRM had yet to be proposed at the time this Form 10-K was finalized, the federal regulators are expected to propose the definition in the near future.  Depending on the extent of the down payment required for a QRM and to what extent, if any, the presence of mortgage insurance would be a substitute for a higher down payment, the amount of new insurance that we write may be materially adversely affected.

The following table shows the percentage of our new risk written by LTV for the years ended December 31, 2010 and 2009.

	Percentage of new risk written
	2010	2009
LTV:
85% and under	7%	12%
85.1 - 90%	48%	53%
90.1 - 95%	44%	34%
95.1 - 97%	1%	1%
> 97%	0%	0%

For further discussion see our risk factor titled “The amount of insurance we write could be adversely affected if lenders and investors select alternatives to private mortgage insurance” in Item 1A.

Capital

Insurance regulators

Although we currently meet the minimum capital requirements of the jurisdictions in which we write business, in 2009, we requested and received from the Office of the Commissioner of Insurance for Wisconsin (“OCI”) and insurance departments in certain other jurisdictions, waivers from their minimum capital requirements in order to prepare for the possibility that we would not meet those requirements in the future.  We also funded MGIC Indemnity Corporation (“MIC”) and obtained the required state and GSE approvals for MIC to write new business in jurisdictions where MGIC no longer met, or was not able to obtain a waiver of, the capital requirements. The GSEs have only approved MIC for use in certain states. The OCI or other insurance departments may modify or terminate MGIC’s existing waivers or fail to renew them when they expire. For additional information see our risk factors titled “Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis” in Item 1A.

GSEs

The GSEs have approved us as an eligible mortgage insurer, under remediation plans, even though our insurer financial strength (IFS) rating is below the published GSE minimum.  The GSEs may change the requirements under our remediation plans or fail to renew, when they expire, their approvals of MIC as an eligible insurer during periods when MGIC does not meet insurance department requirements.  These possibilities could result from changes imposed on the GSEs by their regulator or due to an actual or GSE-projected deterioration in our capital position.  For additional information about this challenge see our risk factors titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “We have reported losses for the last four years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” in Item 1A.

Rescissions

Subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible or aggregate loss limit under a bulk or pool policy, and may have been charged to a captive reinsurer, as shown in the table below. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on losses incurred, included in the table below, must be considered together with the various other factors impacting losses incurred and not in isolation.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	2010	2009	2008
	(In billions)

Estimated rescission reduction - beginning reserve	$2.1	$0.5	$0.2

Estimated rescission reduction - losses incurred	0.2	2.5	0.4

Rescission reduction - paid claims	1.2	1.2	0.2
Amounts that may have been applied to a deductible	(0.2)	(0.3)	(0.1)
Net rescission reduction - paid claims	1.0	0.9	0.1

Estimated rescission reduction - ending reserve	$1.3	$2.1	$0.5

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Actions disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20 an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see Note 20 – “Litigation and contingencies” to our consolidated financial statements in Item 8.

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represented fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we waived certain of our rescission rights on loans subject to the agreement and the customer agreed to contribute to the cost of claims that we pay on those loans. The rescission rights we waived are for matters related to loan origination, which historically have been the basis for substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  This agreement did not have a significant impact on our established loss reserves. We continue to discuss with other lenders their objections to material rescissions and/or the possibility of entering into a settlement agreement. In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount. Although it is reasonably possible that, when these discussions or legal proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability.

For further information see our risk factor titled “We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper” in Item 1A.

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in $3.2 billion of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be.  For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments.  Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred.  Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

One loan modification program is the Home Affordable Modification Program (“HAMP”). Some of HAMP’s eligibility criteria relate to the borrower’s current income and non-mortgage debt payments. Because the GSEs and servicers do not share such information with us, we cannot determine with certainty the number of loans in our delinquent inventory that are eligible to participate in HAMP. We believe that it could take several months from the time a borrower has made all of the payments during HAMP’s three month “trial modification” period for the loan to be reported to us as a cured delinquency.

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 16,800 loans in our primary delinquent inventory at December 31, 2010 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled.  Through December 31, 2010 approximately 24,600 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly in recent months and most of the loans currently in a trial period will not receive HAMP modifications. In September 2010, the U.S. Department of the Treasury directed several large loan servicers to change their processes for soliciting borrowers and determining eligibility for participation in HAMP.  We are uncertain what effect such changes in processes will have on HAMP participation and any benefits we may receive from such participation.

The effect on us of loan modifications depends on how many modified loans subsequently re-default, which in turn can be affected by changes in housing values. Re-defaults can result in losses for us that could be greater than we would have paid had the loan not been modified. At this point, we cannot predict with a high degree of confidence what the ultimate re-default rate will be. In addition, because we do not have information for all of the parameters used to determine which loans are eligible for modification programs, our estimates of the number of loans qualifying for modification programs are inherently uncertain. If legislation is enacted to permit a portion of a borrower's mortgage loan balance to be reduced in bankruptcy and if the borrower re-defaults after such reduction, then the amount we would be responsible to cover would be calculated after adding back the reduction.  If a borrower's mortgage loan balance is reduced outside the bankruptcy context, including in association with a loan modification, and if the borrower re-defaults after such reduction, then under the terms of our policy the amount we would be responsible to cover would be calculated net of the reduction.  Nevertheless, we may, in our sole discretion, approve a particular modification where we agree to have the amount we are responsible to cover calculated after adding back the reduction.

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

•
Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies canceled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

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

Our investment portfolio is comprised almost entirely of fixed income securities rated “A” or higher. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums received, investment earnings, net claim payments and expenses, less cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases or dividend payments. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other than temporary” impairments recognized in earnings.  The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

•	Losses incurred

Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” below, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

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

•
The rate at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions of policies and denials of claims. We collectively refer to such rescissions and denials as “rescissions” and variations of this term.

•
The distribution of claims over the life of a book. Historically, the first two years after loans are originated are a period of relatively low claims, with claims increasing substantially for several years subsequent and then declining, although persistency (percentage of insurance remaining in force from one year prior), the condition of the economy, including unemployment and housing prices, and other factors can affect this pattern. For example, a weak economy or housing price declines can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. See further information under “Mortgage Insurance Earnings and Cash Flow Cycle” below.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at December 31, 2010 is comprised of $77.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 8 – “Debt” to our consolidated financial statements contained in Item 8 and under “Liquidity and Capital Resources” below. At December 31, 2010, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $315.6 million, with the unamortized discount reflected in equity.

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

Australia

In 2007, we began providing mortgage insurance to lenders in Australia. At December 31, 2010 the equity value of our Australian operations was approximately $131 million and our risk in force in Australia was approximately $1.0 billion. In Australia, mortgage insurance is a single premium product that covers the entire loan balance.  As a result, our Australian risk in force represents the entire amount of the loans that we have insured. However, the mortgage insurance we provide only covers the unpaid loan balance after the sale of the underlying property. In view of our need to dedicate capital to our domestic mortgage insurance operations, we have reduced our Australian headcount and are no longer writing new business in Australia.

Summary of 2010 Results

Our results of operations for 2010 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during 2010 decreased when compared to 2009.  The decrease is due to the lower average insurance in force and higher levels of premium refunds, offset by lower ceded premiums due to captive terminations and run-offs.

•	Investment income

Investment income in 2010 was lower when compared to 2009 due to a decrease in the pre-tax yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for 2010 included $102.6 million in net realized gains on the sale of fixed income investments and $9.6 million in other-than-temporary impairment (“OTTI”) losses. Net realized gains for 2009 included $92.9 million in net realized gains on the sale of fixed income investments and $40.9 million in OTTI losses.

•	Losses incurred

Losses incurred for 2010 significantly decreased compared to 2009 primarily due to the decrease in the primary default inventory, compared to an increase in 2009. The primary default inventory decreased by 35,716 delinquencies in 2010, compared to an increase of 68,252 in 2009. The estimated severity decreased in both 2010 and 2009. The estimated claim rate increased slightly in both 2010 and 2009.

•	Change in premium deficiency reserve

During 2010 the premium deficiency reserve on Wall Street bulk transactions declined by $14 million from $193 million, as of December 31, 2009, to $179 million as of December 31, 2010.  The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for 2010 is primarily related to higher estimated ultimate premiums. The $179 million premium deficiency reserve as of December 31, 2010 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for 2010 decreased when compared to 2009. The decrease reflects our lower contract underwriting volume as well as reductions in headcount.

•	Interest expense

Interest expense for 2010 increased when compared to 2009. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

•	Benefit from income taxes

The effective tax rate provision on our pre-tax loss was 1.2% in 2010, compared to the effective tax rate benefit of (25.1%) in 2009. During those periods, the benefit from income taxes was eliminated or reduced by the establishment of a valuation allowance.  The difference in the rate was primarily the result of the elimination of the entire tax benefit due to an increase in the valuation allowance in 2010, while the tax benefit was not completely eliminated due to the establishment of the valuation allowance in 2009.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008

Total Primary NIW (In billions)	$12.3	$19.9	$48.2

Refinance volume as a % of primary NIW	32%	40%	26%

The decrease in new insurance written in 2010, compared to 2009, was primarily due to a lower overall origination market, the continued high market share of FHA and a loss of business from a major lender as a result of our rescission practices.

The decrease in new insurance written in 2009, compared to 2008, was primarily due to changes in our underwriting guidelines, designed to improve the credit risk profile of our new insurance written, as well as premium rate increases.

We expect new insurance written in 2011 to increase modestly over the $12 billion written in 2010. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors in Item 1A.

Beginning on May 1, 2010, in a majority of states we began pricing our new insurance written considering, among other things, the borrower’s credit score (“credit-tiered pricing”). During the third quarter of 2010, we implemented these changes in the remaining states. We made these rate changes to be more competitive with insurance programs offered by the FHA. These rate changes, in isolation, would have resulted in lower premiums being charged for a substantial majority of our new insurance written. However, beginning in the fourth quarter of 2009, the average coverage percentage of our new insurance written increased. We believe the increased coverage was due in part to the elimination of Fannie Mae’s reduced coverage program. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A. Because we charge higher premiums for higher coverages, the higher coverages combined with the May 1, 2010 premium rate changes, has led to the premium yield remaining stable. We cannot predict whether our new business written in the future will continue to have higher coverages. For more information about our rate changes, see our Form 8-K that was filed with the SEC on February 23, 2010.

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

Beginning in 2009 the GSEs began charging lenders Loan Level Price Adjustments (LLPAs) that are assessed on all loans purchased or guaranteed by the GSEs and are based upon certain, eligibility or other loan features, or combination of features, including but not limited to loan to value ratio and the borrowers credit score.  Recently both GSEs announced an increase in these fees which will take effect in the early part of 2011.  Typically these fees are passed through to the consumer thus increasing their financing costs.  These fees reduce, but do not eliminate, the increased competitiveness of our credit tiered pricing versus the revised FHA pricing for certain LTV and credit score combinations.

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

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	(In billions)

NIW	$12.3	$19.9	$48.2
Cancellations	(33.2)	(34.7)	(32.9)

Change in primary insurance in force	$(20.9)	$(14.8)	$15.3

Direct primary insurance in force as of December 31,	$191.3	$212.2	$227.0

Direct primary risk in force as of December 31,	$49.0	$54.3	$59.0

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

Our persistency rate was 84.4% at December 31, 2010 compared to 84.7% at December 31, 2009 and 84.4% at December 31, 2008. These improved persistency rates (compared to those experienced a few years ago and earlier) reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of December 31, 2010, included approximately 89,000 loans with insurance in force of approximately $14.1 billion and risk in force of approximately $4.2 billion, which is approximately 63% of our bulk risk in force.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $2.7 billion ($1.2 billion on pool policies with aggregate loss limits and $1.5 billion on pool policies without aggregate loss limits) at December 31, 2010 compared to $3.4 billion ($1.5 billion on pool policies with aggregate loss limits and $1.9 billion on pool policies without aggregate loss limits) at December 31, 2009. In previous filings, we also disclosed the estimated risk amount that would credit enhance the pool policies with no aggregate loss limits to a ‘AA’ level based on a rating agency model. We did not renew our subscription to this model and, and as a result, no longer estimate this amount.

One of our pool insurance insureds is computing the aggregate loss limit under a pool insurance policy at a higher level than we are computing this limit because we believe the original aggregate limit decreases over time while the insured believes the limit remains constant.  At December 31, 2010, the difference was approximately $535 million and under our interpretation this difference will increase by approximately $205 million in August 2011 and will continue to increase in August of years thereafter.  This difference has had no effect on our results of operations because the aggregate paid losses plus the portion of our loss reserves attributable to this policy have been below our interpretation of the loss limit. Based on our interpretation of the pool insurance policy, and our expected loss development, we believe that at a point some time in the not too distant future, the losses from delinquent loans under this policy will exceed our view of the aggregate loss limit, with the result that we will not recognize the excess portion of such losses as incurred losses. The difference in interpretation has had no effect on our pool loss forecasts because we do not include the benefits of the aggregate loss limit under this policy in those forecasts.

Net premiums written and earned

Net premiums written and earned during 2010 decreased when compared to 2009.  The decrease is due to lower average insurance in force and higher levels of premium refunds, offset by lower ceded premiums due to captive terminations and run-offs.  In a captive termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. In a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans.

Net premiums written and earned during 2009 decreased when compared to 2008 due to a lower average insurance in force and lower average premium yields which were a result of the shift in the mix of newer writings to loans with lower loan-to-value ratios, higher FICO scores and full documentation, which carry lower premium rates, offset by lower ceded premiums due to captive terminations and run-offs. Our net premiums written and earned during 2009 were also negatively impacted as a result of higher levels of rescissions as well as increases in our estimates for expected premium refunds due to increases in our expected rescission levels during that year.

We expect our average insurance in force to continue to decline through 2011 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) in 2011 to continue at approximately the level experienced during 2010.

Risk sharing arrangements

For the year ended December 31, 2010, approximately 5% of our flow new insurance written was subject to arrangements with captives which was comparable to the year ended December 31, 2009. We expect the percentage of new insurance written subject to risk sharing arrangements to approximate 5% in 2011 for the reasons discussed below.

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

We anticipate that our ceded premiums related to risk sharing agreements will continue to decline in 2011 for the reasons discussed above.

See discussion under “-Losses—Losses Incurred” regarding losses assumed by captives.

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

Investment income

Investment income for 2010 decreased when compared to 2009 due to a decrease in the average investment yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The average maturity of our investments has continued to decrease as the proceeds from the April 2010 offerings have been invested in shorter term instruments. See further discussion under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.5% at December 31, 2010 and 3.6% at December 31, 2009.  The portfolio’s average pre-tax investment yield, excluding cash and cash equivalents, was 3.0% at December 31, 2010 and 4.0% at December 31, 2009.

Investment income for 2009 decreased when compared to 2008 due to a decrease in the average investment yield, offset by an increase in the average amortized cost of invested assets. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The portfolio’s average pre-tax investment yield was 3.9% at December 31, 2008 and 4.0% excluding cash and cash equivalents.

We expect a decline in investment income in 2011, compared to 2010, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Realized gains and other-than-temporary impairments

We had net realized investment gains of $102.6 million in 2010, compared to $92.9 million in 2009. The net realized gains on investments in 2010 and 2009 are primarily the result of the sale of fixed income securities. We are in the process of reducing the proportion of our investment portfolio in tax exempt municipal securities and increasing the proportion of taxable securities. We are shifting the portfolio to taxable securities because the tax benefits of holding tax exempt municipal securities are no longer available based on our recent net operating losses. We also are disposing of securities to decrease the duration of the portfolio to provide cash to meet our anticipated claim payment obligations.

Net impairment losses recognized in earnings were $9.6 million in 2010 compared to $40.9 million in 2009. The impairment losses in 2010 included credit losses related to debt instruments issued by health facilities, an inflation linked bond and specific issuer auction rate securities. The impairment losses in 2009 included credit losses related to collateralized debt obligations, debt instruments issued by health facilities and mortgage backed bonds.

We had net realized investment gains of $52.9 million in 2008. Realized gains for 2008 included $62.8 million from the sale of our interest in Sherman, which was offset by realized losses on sales of investments of $9.9 million.

Net impairment losses recognized in earnings were $65.4 million in 2008. The impairment losses in 2008 included debt instruments issued by Fannie Mae, Freddie Mac, Lehman Brothers and AIG.

Other revenue

Other revenue for 2010 decreased, when compared to 2009, due to gains of $27.2 million in 2009 from the repurchase of our September 2011 Senior Notes and a decrease in contract underwriting revenues.

Other revenue for 2009 increased, when compared to 2008, due to gains of $27.2 million recognized from the repurchase of our September 2011 Senior Notes, somewhat offset by decreases in contract underwriting revenues.

Losses

As discussed in “Critical Accounting Policies” below and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due. Loss reserves are established based on estimating the number of loans in our default inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Historically, a substantial majority of borrowers have eventually cured their delinquent loans by making their overdue payments, but this percentage has decreased significantly in recent years.

Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the economy, including unemployment and local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values, which expose us to greater losses on resale of properties obtained through the claim settlement process and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding claim payments, such as the settlement agreement discussed below under “Losses incurred”. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

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

Losses incurred

In 2010, net losses incurred were $1,608 million, of which $1,875 million related to current year loss development and ($267) million related to favorable prior years’ loss development. In 2009, net losses incurred were $3,379 million, of which $2,913 million related to current year loss development and $466 million related to unfavorable prior years’ loss development. See Note 10 – “Loss reserves” of our Notes to Consolidated Financial Statements in Item 8.

Current year losses incurred decreased in 2010 compared to 2009 primarily due to a decrease in the number of new notices received, from 259,876 in 2009 to 205,069 in 2010, as well as an increase in the percentage of new notices that cured from delinquency, which decreases the claim rate on new notices. These factors were somewhat offset by a smaller benefit from captive arrangements. Current year losses incurred increased in 2009 compared to 2008 primarily due to an increase in claim rates and a smaller benefit from captive arrangements, offset by a decrease in severity. The increase in claim rates experienced during 2009 was likely due to general economic conditions, including the unemployment rate, as well as further decreases in home values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. The increase in 2009 claim rates was significantly mitigated by an increase in expected rescission levels. The smaller benefit from captive arrangements is due to captive terminations in 2009 and late 2008. The decrease in severity, compared to an increase in 2008, was primarily due to an increase in expected rescission levels. The average exposure on policies rescinded in 2009 was higher than the average exposure on claims paid.

The amount of losses incurred relating to default notices received in prior years represents the actual claim rate and severity associated with those default notices resolved in the current year to the extent it differs from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the claim rate and severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure. The $266.9 million decrease in losses incurred in 2010 related to prior years was primarily related to a decrease in the expected claim rate on the defaults that occurred in prior periods which accounted for approximately $402 million of the decrease. The decrease in the claim rate is based on the resolution of approximately 55% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The decrease in the claim rate was due to greater cures experienced during 2010, a portion of which resulted from loan modifications. The decrease in the expected claim rate on prior defaults was partially offset by an increase in severity on pool defaults that occurred in prior periods which approximated $155 million. The increase in pool severity was based on the resolution of defaults that occurred in prior periods with higher claim amounts, which in part, were applied to remaining deductibles on certain pool policies. The remaining decrease in losses incurred related to prior years of approximately $20 million related to LAE reserves and reinsurance. Of the 250,440 primary defaults in our December 31, 2009 inventory, 109,920 primary defaults, approximately 44%, remained in our default inventory one year later at December 31, 2010. These defaults have a higher estimated claim rate when compared to a year ago because our experience is that as a default ages it become more likely to result in a claim payment (see further discussion below). Historically, approximately 75% of our default inventory was resolved in one year.

The $466.8 million increase in losses incurred in 2009 related to prior years was primarily related to an increase in the claim rate on defaults that occurred in prior periods which accounted for approximately $337 million of the increase. The increase in the claim rate is based on the resolution of approximately 50% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The increase in the claim rate was likely due to general economic conditions, including the unemployment rate, as well as further decreases in home values which may affect borrower willingness to continue to make mortgage payments. The increase in losses incurred in 2009 related to prior years was also due to an increase in severity on defaults that occurred in prior periods which accounted for approximately $137 million of the increase. The increase in severity was related to the weakening of the housing and mortgage markets which resulted in adverse claim sizes. The remaining increase in losses incurred related to prior years of approximately $7 million related to LAE reserves and reinsurance. The $387.1 million increase in losses incurred in 2008 related to prior years was primarily related to the significant increase in severity during the year, as compared to our estimates when originally establishing the reserves at December 31, 2007.

The decrease in the primary default inventory experienced during 2010 was generally across all markets and all book years. However the number of consecutive months a loan remains in the default inventory (the age of the item in default) has continued to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The impact of the decrease in the primary default inventory and estimated severity on losses incurred was partially offset by the impact of the increased age of the primary default inventory.

Aging of the Primary Default Inventory

	December 31,		December 31,		December 31,
	2010		2009		2008

Consecutive months in the default inventory
3 months or less	37,640	18%	48,252	19%	60,113	33%
4 - 11 months	58,701	27%	98,210	39%	75,476	41%
12 months or more	118,383	55%	103,978	42%	46,599	26%

Total primary default inventory	214,724	100%	250,440	100%	182,188	100%

Loans in default in our claims received inventory	20,898	10%	16,389	7%	13,275	7%

The length of time a loan is continuously in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	December 31,		December 31,		December 31,
	2010		2009		2008

3 payments or less	51,003	24%	60,970	24%	68,010	37%
4 - 11 payments	65,797	31%	105,208	42%	76,194	42%
12 payments or more	97,924	45%	84,262	34%	37,984	21%

Total primary default inventory	214,724	100%	250,440	100%	182,188	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible or aggregate loss limit under a bulk or pool policy, and may have been charged to a captive reinsurer, as shown in the table below. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on losses incurred, included in the table below, must be considered together with the various other factors impacting losses incurred and not in isolation.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	2010	2009	2008
	(In billions)

Estimated rescission reduction - beginning reserve	$2.1	$0.5	$0.2

Estimated rescission reduction - losses incurred	0.2	2.5	0.4

Rescission reduction - paid claims	1.2	1.2	0.2
Amounts that may have been applied to a deductible	(0.2)	(0.3)	(0.1)
Net rescission reduction - paid claims	1.0	0.9	0.1

Estimated rescission reduction - ending reserve	$1.3	$2.1	$0.5

The $2.5 billion estimated mitigation of incurred losses during 2009 represents both the claims not paid in the period due to rescissions, as well as an increasing default inventory and an increasing expected rescission rate for loans in default.  Even though rescissions mitigated our paid losses by a similar amount in 2010 as compared to 2009, the estimated mitigation of incurred losses declined to $0.2 billion for 2010. This decrease was caused by a decline in our default inventory in 2010, compared to an increase in 2009, as well as a modest decline in the expected rescission rate for loans in our default inventory during 2010 compared to a significantly increasing expected rescission rate during 2009 and a decrease in exposure on expected rescissions.

At December 31, 2010, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory due to their product mix, geographic location and vintage.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At December 31, 2010 and 2009 the estimate of this liability totaled $101 million and $88 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Actions disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20 an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see Note 20 – “Litigation and contingencies” in Item 8.

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represented fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we waived certain of our rescission rights on loans subject to the agreement and the customer agreed to contribute to the cost of claims that we pay on those loans. The rescission rights we waived are for matters related to loan origination, which historically have been the basis for substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions. This agreement did not have a significant impact on our established loss reserves. We continue to discuss with other lenders their objections to material rescissions and/or the possibility of entering into a settlement agreement. In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount. Although it is reasonably possible that, when these discussions or legal proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of December 31, 2010
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the Claim was Received	ETD Rescission Rate (1)	ETD Claims Resolution Percentage (2)

Q2 2009	28.0%	99.8%
Q3 2009	27.5%	99.9%
Q4 2009	24.0%	99.5%
Q1 2010	20.7%	97.6%
Q2 2010	18.5%	92.5%

(1) This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.  In certain cases we rescind coverage before a claim is received.  Such rescissions, which have not been material, are not included in the statistics in the table.

(2) This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims for which we have informed the insured of our decision not to pay the claim. Although our decision to not pay a claim is made after we have given the insured an opportunity to dispute the facts underlying our decision to not pay the claim, these decisions are sometimes reversed after further discussion with the insured. The number of rescission reversals has been immaterial.

We anticipate that the ever-to-date rescission rate on the more recent quarters will increase, to a greater or lesser degree, as the ever-to-date resolution percentage moves closer to 100%.

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

Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account.  In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account.  However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off, in which case no new business would be ceded to the captive. In the event that the captive’s incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captive’s obligations, transfer the assets in the trust accounts to us, and retain all future premium payments. We intend to exercise this additional remedy when it is available to us. However, if the captive would challenge our right to do so, the matter would be determined by arbitration. The reinsurance recoverable on loss reserves related to captive agreements was approximately $248 million at December 31, 2010 and $297 million at December 31, 2009. The total fair value of the trust fund assets under these agreements at December 31, 2010 was $510 million, compared to $547 million at December 31, 2009. Trust fund assets of $38 million and $119 million were transferred to us as a result of captive terminations during 2010 and 2009, respectively.

In 2010 the captive arrangements reduced our losses incurred by approximately $113 million, compared to a $234 million captive reduction in 2009.  We anticipate that the reduction in losses incurred will continue to be lower in 2011, as some of our captive arrangements were terminated in 2009 and 2010.

A rollforward of our primary insurance default inventory for the years ended December 31, 2010, 2009 and 2008 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report and by transfers of servicing between loan servicers.

	2010	2009	2008

Default inventory at beginning of period	250,440	182,188	107,120
Plus: New Notices	205,069	259,876	263,603
Less: Cures	(183,017)	(149,251)	(161,069)
Less: Paids (including those charged to a deductible or captive)	(43,826)	(29,732)	(25,318)
Less: Rescissions and denials	(13,942)	(12,641)	(2,148)
Default inventory at end of period	214,724	250,440	182,188

Information about the composition of the primary insurance default inventory at December 31, 2010, December 31, 2009 and December 31, 2008 appears in the table below.

	December 31,
	2010	2009	2008

Total loans delinquent (1)	214,724	250,440	182,188
Percentage of loans delinquent (default rate)	17.48%	18.41%	12.37%

Prime loans delinquent (2)	134,787	150,642	95,672
Percentage of prime loans delinquent (default rate)	13.11%	13.29%	7.90%

A-minus loans delinquent (2)	31,566	37,711	31,907
Percent of A-minus loans delinquent (default rate)	36.69%	40.66%	30.19%

Subprime credit loans delinquent (2)	11,132	13,687	13,300
Percentage of subprime credit loans delinquent (default rate)	45.66%	50.72%	43.30%

Reduced documentation loans delinquent (3)	37,239	48,400	41,309
Percentage of reduced documentation loans delinquent (default rate)	41.66%	45.26%	32.88%

General Notes: (a) For the information presented for 2010, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.”  For the information presented prior to 2010, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower.  A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. This change will make our reporting of FICO credit scores consistent with the FICO credit scores that we use for underwriting purposes.

(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 14,970 defaults with a risk of $719.4 million as of December 31, 2010.

(1) At December 31, 2010, 2009 and 2008 36,066, 45,907 and 45,482 loans in default, respectively, related to Wall Street bulk transactions.

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

Pool insurance notice inventory decreased from 44,231 at December 31, 2009 to 43,329 at December 31, 2010. The pool insurance notice inventory was 33,884 at December 31, 2008. We expect that the trend of increased pool claim payments shown below in the net paid claims table will continue.

The primary and pool loss reserves at December 31, 2010 and 2009 appear in the table below.

Gross Reserves

	2010	2009

Primary
Direct loss reserves (in millions)	$5,146	$6,102
Default inventory	214,724	250,440
Average direct reserve per default	$23,966	$24,365

Pool
Direct loss reserves (in millions)	$730	$596
Default inventory	43,329	44,231

Other gross reserves (in millions)	$8	$7

Note: Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

The primary default inventory and primary loss reserves by region at December 31, 2010, 2009 and 2008 appears in the table below.

Losses by Region

Primary Default Inventory

Region	2010	2009	2008
Great Lakes	27,663	32,697	25,377
Mid-Atlantic	9,660	11,384	8,081
New England	7,702	8,824	6,133
North Central	24,192	27,514	19,448
Northeast	19,056	20,607	14,673
Pacific	25,438	32,204	22,399
Plains	7,045	7,998	5,616
South Central	28,984	34,524	25,203
Southeast	64,984	74,688	55,258
Total	214,724	250,440	182,188

Primary Loss Reserves
(In millions)

Region	2010	2009	2008
Great Lakes	$426	$531	$426
Mid-Atlantic	231	237	166
New England	174	207	159
North Central	495	561	417
Northeast	374	465	276
Pacific	886	1,061	1,038
Plains	107	117	58
South Central	555	608	397
Southeast	1,395	1,679	1,086
Total before IBNR and LAE	$4,643	$5,466	$4,023
IBNR and LAE	503	636	520
Total	$5,146	$6,102	$4,543

Regions contain the states as follows:
Great Lakes:  IN, KY, MI, OH
Mid-Atlantic:  DC, DE, MD, VA, WV
New England:  CT, MA, ME, NH, RI, VT
North Central:  IL, MN, MO, WI
Northeast:  NJ, NY, PA
Pacific:  CA, HI, NV, OR, WA
Plains:  IA, ID, KS, MT, ND, NE, SD, WY
South Central:  AK, AZ, CO, LA, NM, OK, TX, UT
Southeast:  AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves at December 31, 2010, 2009 and 2008 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)

	2010	2009	2008
Flow	$3,329	$3,637	$2,295
Bulk	1,314	1,829	1,728
Total primary reserves	$4,643	5,466	4,023

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2010 paid claims) for the years ended December 31, 2010, 2009 and 2008 appears in the table below.

Primary average claim paid

	2010	2009	2008
Florida	$61,290	$66,059	$69,061
California	88,761	105,552	115,409
Arizona	57,925	61,929	67,058
Michigan	35,675	38,341	37,020
Georgia	42,070	41,836	40,776
All other states	44,985	45,590	41,991

All states	$50,173	$52,627	$52,239

The primary average loan size of our insurance in force at December 31, 2010, 2009, and 2008 appears in the table below.

Primary average loan size

	2010	2009	2008
Total insurance in force	$155,700	$155,960	$154,100
Prime (FICO 620 & >)	155,050	154,480	151,240
A-Minus (FICO 575-619)	130,360	130,410	132,380
Subprime (FICO < 575)	117,410	118,440	121,230
Reduced doc (All FICOs)	198,000	203,340	208,020

The primary average loan size of our insurance in force at December 31, 2010, 2009 and 2008 for the top 5 states (based on 2010 paid claims) appears in the table below.

Primary average loan size

	2010	2009	2008
Florida	$174,203	$178,262	$180,261
California	283,459	288,650	293,442
Arizona	184,508	188,614	190,339
Michigan	121,282	121,431	121,001
Georgia	148,002	148,802	148,052
All other states	149,182	148,603	146,130

Information about net paid claims during the years ended December 31, 2010, 2009 and 2008 appears in the table below.

Net paid claims (In millions)

	2010	2009	2008
Prime (FICO 620 & >)	$1,400	$831	$547
A-Minus (FICO 575-619)	265	231	250
Subprime (FICO < 575)	77	95	132
Reduced doc (All FICOs)	451	388	395
Pool	177	99	46
Other	3	5	2
Direct losses paid	2,373	1,649	1,372
Reinsurance	(126)	(41)	(19)
Net losses paid	2,247	1,608	1,353
LAE	71	60	48
Net losses and LAE paid before terminations	2,318	1,668	1,401
Reinsurance terminations	(38)	(119)	(265)
Net losses and LAE paid	$2,280	$1,549	$1,136

Primary claims paid for the top 15 states (based on 2010 paid claims) and all other states for the years ended December 31, 2010, 2009 and 2008 appears in the table below.

Paid Claims by state (In millions)

	2010	2009	2008

Florida	$340	$195	$129
California	288	253	316
Arizona	156	110	61
Michigan	130	111	99
Georgia	97	62	50
Nevada	95	75	45
Illinois	91	59	52
Texas	87	51	48
Ohio	68	54	58
Virginia	57	48	32
Minnesota	56	52	43
Maryland	50	25	21
Washington	41	21	8
Massachusetts	40	27	29
Colorado	38	27	33
All other states	559	375	300
	$2,193	$1,545	$1,324
Other (Pool, LAE, Reinsurance)	87	4	(188)
	$2,280	$1,549	$1,136

The primary default inventory in those same states at December 31, 2010, December 31, 2009 and December 31, 2008 appears in the table below.

	2010	2009	2008
Florida	32,788	38,924	29,384
California	14,070	19,661	14,960
Arizona	6,781	8,791	6,338
Michigan	10,278	12,759	9,853
Georgia	9,117	10,905	7,622
Nevada	4,729	5,803	3,916
Illinois	12,548	13,722	9,130
Texas	11,602	13,668	10,540
Ohio	9,850	11,071	8,555
Virginia	3,627	4,464	3,360
Minnesota	3,672	4,674	3,642
Maryland	4,264	4,940	3,318
Washington	3,888	3,768	1,967
Massachusetts	3,050	3,661	2,634
Colorado	2,917	3,451	2,328
All other states	81,543	90,178	64,641
	214,724	250,440	182,188

The primary default inventory at December 31, 2010, 2009 and 2008 separated between our flow and bulk business appears in the table below.

	2010	2009	2008
Flow	162,621	185,828	122,693
Bulk	52,103	64,612	59,495
	214,724	250,440	182,188

The flow default inventory by policy year at December 31, 2010, December 31, 2009 and December 31, 2009 appears in the table below.

Flow default inventory by policy year

Policy year:	2010	2009	2008
2002 and prior	14,914	17,689	15,891
2003	9,069	10,553	8,151
2004	12,077	13,869	10,266
2005	18,789	21,354	15,462
2006	28,284	33,373	24,315
2007	62,855	73,304	43,211
2008	16,059	15,524	5,397
2009	546	162	-
2010	28	-	-
	162,621	185,828	122,693

Beginning in 2008, the rate at which claims are received and paid slowed for a combination of reasons, including foreclosure moratoriums, servicing delays, court delays, loan modifications and our claims investigations. Although these factors continue to affect our paid claims, we believe that paid claims for 2011 will be higher than 2010 given the large number of loans that are 12 months or more past due and the approximately 21,000 claims that have been received but not yet paid.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at December 31, 2010 and approximated $113 million. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively. Prior to 2010, this estimate of premiums to be refunded was included in loss reserves on the consolidated balance sheet. See Revenue recognition under “Critical Accounting Policies” below.

As of December 31, 2010, 58% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims. In 2009, we experienced such performance as it relates to delinquencies from our older books.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. During 2010 the premium deficiency reserve on Wall Street bulk transactions declined by $14 million from $193 million, as of December 31, 2009, to $179 million as of December 31, 2010.  The $179 million premium deficiency reserve as of December 31, 2010 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2010 was 2.5%. During 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $261 million from $454 million, as of December 31, 2008, to $193 million as of December 31, 2009. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2009 was 3.6%.

The components of the premium deficiency reserve at December 31, 2010, 2009 and 2008 appear in the table below.

	December 31,	December 31,	December 31,
	2010	2009	2008
	(In millions)
Present value of expected future premium	$506	$427	$712

Present value of expected future paid losses and expenses	(1,760)	(2,157)	(3,063)

Net present value of future cash flows	(1,254)	(1,730)	(2,351)

Established loss reserves	1,075	1,537	1,897

Net deficiency	$(179)	$(193)	$(454)

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

The decrease in the premium deficiency reserve for the years ended December 31, 2010 and 2009 was $14 million and $261 million, respectively, as shown in the charts below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for 2010 is primarily related to higher estimated ultimate premiums, which is principally related to an increase in the projected persistency rate. The change in assumptions for 2009 primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums. The lower estimated ultimate losses and lower estimated ultimate premiums were primarily due to higher expected rates of rescissions.

	Year ended December 31,
	2010		2009
	(In millions)

Premium Deficiency Reserve at beginning of period		$(193)		$(454)
Adjustment to premium deficiency reserve (1)		(37)		-
Adjusted premium deficiency reserve at beginning of period		(230)		(454)

Paid claims and loss adjustment expenses	$426		$584
Decrease in loss reserves	(425)		(360)
Premium earned	(128)		(156)
Effects of present valuing on future premiums, losses and expenses	(25)		21

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(152)		89

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses expenses and discount rate (2)		203		172

Premium Deficiency Reserve at end of period		$(179)		$(193)

(1) In periods prior to 2010 an estimate of premium to be refunded in conjunction with claim payments was included in Loss Reserves. In 2010, we separately stated this liability in Premium deficency reserve on the consolidated balance sheet. (See Note 3 - "Summary of significant accounting policies - Revenue recognition")

(2) A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of December 31, 2010, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

Underwriting and other expenses

 Underwriting and other expenses for 2010 decreased when compared to 2009 and 2008. The decrease reflects our lower contract underwriting volume as well as reductions in headcount.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008

Loss ratio	137.5%	259.5%	220.4%
Expense ratio	16.3%	15.1%	14.2%
Combined ratio	153.8%	274.6%	234.6%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in 2010, compared to 2009, was due to a decrease in losses incurred, offset by a decrease in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the expense ratio in 2010, compared to 2009, was due to a decrease in premiums written, partially offset by a decrease in underwriting and other expenses of the combined insurance operations. The combined ratio is the sum of the loss ratio and the expense ratio.

The increase in the loss ratio in 2009, compared to 2008, was due to an increase in losses incurred, as well a decrease in premium earned. The increase in the expense ratio in 2009, compared to 2008, was due to a decrease in premiums written, which was partially offset by a decrease in underwriting and other expenses.

Interest expense

Interest expense for 2010 increased when compared to 2009. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

Interest expense for 2009 increased when compared to 2008. The increase was primarily due to an increase in interest on our junior debentures. This increase was partially offset by repaying the $200 million credit facility in the second quarter of 2009 as well as the repurchase, in 2009, of approximately $121.6 million of our Senior Notes due in September 2011.

Income taxes

The effective tax rate provision on our pre-tax loss was 1.2% in 2010, compared to the effective tax rate benefit of (25.1%) in 2009. During those periods, the benefit from income taxes was eliminated or reduced by the establishment of a valuation allowance.  The difference in the rate was primarily the result of the elimination of the entire tax benefit due to an increase in the  valuation allowance in 2010, while the tax benefit was not completely eliminated due to the establishment of the  valuation allowance in 2009. The effective tax rate benefit on our pre-tax loss was (42.0%) in 2008.

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

In periods prior to 2008, we deducted significant amounts of statutory contingency reserves on our federal income tax returns. The reserves were deducted to the extent we purchased tax and loss bonds in an amount equal to the tax benefit of the deduction. The reserves are included in taxable income in future years when they are released for statutory accounting purposes (see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Risk-to-Capital") or when the taxpayer elects to redeem the tax and loss bonds that were purchased in connection with the deduction for the reserves. Since the tax effect on these reserves exceeded the gross deferred tax assets less deferred tax liabilities, we believe that all gross deferred tax assets recorded in periods prior to the quarter ended March 31, 2009 were fully realizable. Therefore, we established no valuation reserve.

In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $431.5 million. Therefore, the remaining contingency reserves were released and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. During 2009, our deferred tax asset valuation allowance was reduced by the deferred tax liability related to $159.5 million of unrealized gains on investments that were recorded to equity. During 2010, our deferred tax valuation allowance was increased due to a decrease in the deferred tax liability related to $69.9 million of unrealized losses on investments that were recorded in other comprehensive income.  In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

	2010	2009
	(In millions)

Benefit from income taxes	$(145.3)	$(681.3)
Change in valuation allowance	149.6	238.5

Tax provision (benefit)	$4.3	$(442.8)

The total valuation allowance as of December 31, 2010 and December 31, 2009 was $410.3 million and $238.5 million, respectively.

Legislation enacted in 2009 expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the consolidated statement of operations for the carryback of 2009 losses. The refund related to these benefits was received in the second quarter of 2010.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1,237 million of net operating loss carryforwards on a regular tax basis and $428 million of net operating loss carryforwards for computing the alternative minimum tax as of December 31, 2010. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 and 2030.

Financial Condition

At December 31, 2010, based on fair value, approximately 96% of our fixed income securities and cash and cash equivalents were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. The composition of ratings at December 31, 2010, 2009 and 2008 are shown in the table below. While the percentage of our investment portfolio rated ‘A’ or better has not changed materially since December 31, 2008, the percentage of our investment portfolio rated ‘AAA’ had been declining and the percentage rated ‘AA’ and ‘A’ had been increasing. Contributing to the changes in ratings was an increase in corporate bond investments, and downgrades of municipal investments. The municipal downgrades can be attributed to downgrades of the financial guaranty insurers and downgrades to the underlying credit.

Investment Portfolio Ratings

	At	At	At
	December 31, 2010	December 31, 2009	December 31, 2008

AAA	51%	47%	58%
AA	25%	30%	24%
Annn	20%	17%	13%

A or better	96%	94%	95%

BBB and below	4%	6%	5%

Total	100%	100%	100%

Approximately 13% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. A breakdown of the portion of our investment portfolio covered by a financial guarantor by credit rating, including the rating without the guarantee is shown below. The ratings are provided by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

At December 31, 2010
(In millions)	Guarantor Rating
	AA-	BBB	NR	R	All
Underlying Rating:
AAA	$-	$-	$-	$19	$19
AA	111	244	-	139	494
A	86	177	-	151	414
BBB	1	21	9	24	55
	$198	$442	$9	$333	$982

NR – not rated
R – in regulatory receivership

At December 31, 2010, based on fair value, $1 million of fixed income securities are relying on financial guaranty insurance to elevate their rating to ‘A’ and above. Any future downgrades of these financial guarantor ratings would leave the percentage of fixed income securities ‘A’ and above effectively unchanged.

We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At December 31, 2010, the modified duration of our fixed income investment portfolio, including cash and cash equivalents, was 2.9 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.9% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

We held approximately $358 million in auction rate securities (ARS) backed by student loans at December 31, 2010.  ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At December 31, 2010, our ARS portfolio was 90% AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At December 31, 2010, our entire ARS portfolio, consisting of 34 investments, was subject to failed auctions; however, from the period when the auctions began to fail through December 31, 2010, $165.5 million in par value of ARS was either sold or called, with the average amount we received being approximately 98% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, the investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. However, we continue to believe we will have liquidity to our ARS portfolio by December 31, 2014.

At December 31, 2010, our total assets included $1.3 billion of cash and cash equivalents as shown on our consolidated balance sheet.

At December 31, 2010, we had $77.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, with a combined fair value of $355.6 million, outstanding. At December 31, 2010, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with a fair value of $400.5 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at December 31, 2010 are reflected as a liability on our consolidated balance sheet at the current amortized value of $315.6 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $432.4 million at December 31, 2010.

The Internal Revenue Service ("IRS") completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits ("REMICS"). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We appealed those adjustments and, in August 2010, we reached a tentative settlement agreement with the IRS. The settlement agreement is subject to review by the Joint Committee on Taxation of Congress because net operating losses incurred in 2009 were carried back to taxable years that were included in the agreement. A final agreement is expected to be entered into when the review is complete, although we do not expect there will be any substantive change in the terms of a final agreement from those in the tentative agreement. We adjusted our tax provision and liabilities for the effects of this agreement in 2010 and believe that they accurately reflect our exposure in regard to this issue.

The total amount of unrecognized tax benefits as of December 31, 2010 is $109.1 million.  The total amount of the unrecognized tax benefits that would affect our effective tax rate is $96.5 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $25.9 million for the payment of interest as of December 31, 2010. Based on our tentative agreement with the IRS, we expect our total amount of unrecognized tax benefits to be reduced by $103.3 million during 2011, while after taking into account prior payments and the effect of available NOL carrybacks, we expect net cash outflows to equal approximately $22 million.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2010, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $51.7 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through December 31, 2010, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into 2010. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	net premiums that we will receive from our existing insurance in force as well as policies that we write in the future and

•
amounts that we expect to recover from captives (which is discussed in “Results of Consolidated Operations – Risk sharing arrangements” and “Results of Consolidated Operations – Losses – Losses incurred” above).

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$77.4 million of 5.625% Senior Notes due in September 2011,

•	$300 million of 5.375% Senior Notes due in November 2015,

•	$345 million of Convertible Senior Notes due in 2017,

•	$389.5 million of Convertible Junior Debentures due in 2063,

•	interest on the foregoing debt instruments, and

•	the other costs and operating expenses of our business.

Holders of both of the convertible issues may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated.

For the first time in many years, beginning in 2009, claim payments exceeded premiums received. We expect that this trend will continue. Due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, failures by servicers to follow proper procedures in foreclosure proceedings, loan modifications and claims investigations and rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. In addition, we align the maturities of our investment portfolio with our estimate of future obligations. A significant portion of our investment portfolio securities are held by our insurance subsidiaries.

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

We intend to use the remaining net proceeds from the offerings (after the second quarter 2010 contribution of $200 million to MGIC and the fourth quarter payment of $57.5 million of deferred interest on the Junior Convertible Debentures) to provide funds to repay at maturity or repurchase prior to maturity the $77.4 million outstanding principal amount of our 5.625% Senior Notes due in September 2011 and for our general corporate purposes, which may include improving liquidity by providing funds for debt service and increasing the capital of MGIC and other subsidiaries.

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009 and 2010, MGIC has not paid any dividends to our holding company. Through 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI.

At December 31, 2010, we had $891 million in cash and investments at our holding company. As of December 31, 2010, our holding company’s obligations included $77.4 million of debt which is scheduled to mature in September 2011, $300 million of Senior Notes due in November 2015 and $345 million in Convertible Senior Notes due in 2017, all of which must be serviced pending scheduled maturity.  On an annual basis, as of December 31, 2010 our use of funds at the holding company for interest payments on our Senior Notes and Convertible Senior Notes approximated $38 million. As of December 31, 2010, our holding company’s obligations also include $389.5 million in Convertible Junior Debentures and interest on these debentures. See Note 8 – “Debt” to our consolidated financial statements for additional information about this indebtedness, including our right to defer interest on our Convertible Junior Debentures.

In 2009, we repurchased for cash approximately $121.6 million in par value of our 5.625% Senior Notes due in September 2011. We recognized a gain on the repurchases of approximately $27.2 million, which is included in other revenue on our consolidated statement of operations for the year ended December 31, 2009. In 2010, we repurchased an additional $1.0 million in par value of our 5.625% Senior Notes. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities.  We may do this in open market purchases, privately negotiated acquisitions or other transactions.  The amounts involved may be material.

Risk-to-Capital

We compute our risk-to-capital ratio on a separate company statutory basis, as well as for our combined insurance operations and is our net risk in force divided by our policyholders’ position. Our net risk in force includes both primary and pool risk in force, and excludes risk on policies that are currently in default and for which loss reserves have been established. The risk amount includes pools of loans or bulk deals with contractual aggregate loss limits and in some cases without these limits. Prior to December 31, 2010, for pools of loans without such limits, risk was estimated based on the amount that would credit enhance the loans in the pool to a “AA” level based on a rating agency model. We no longer utilize this model. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

	December 31,	December 31,
	2010	2009
	(In millions, except ratio)

Risk in force - net (1)	$33,817	$35,663

Statutory policyholders' surplus	$1,709	$1,429
Statutory contingency reserve	-	406

Statutory policyholders' position	$1,709	$1,835

Risk-to-capital	19.8:1	19.4:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	December 31,	December 31,
	2010	2009
	(In millions, except ratio)

Risk in force - net (1)	$39,369	$41,136

Statutory policyholders' surplus	$1,692	$1,443
Statutory contingency reserve	5	417

Statutory policyholders' position	$1,697	$1,860

Risk-to-capital	23.2:1	22.1:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($11.0 billion at December 31, 2010 and $13.3 billion at December 31, 2009) and for which loss reserves have been established.

Statutory policyholders’ position decreased in 2010, primarily due to losses incurred, partially offset by a $200 million capital contribution to MGIC from part of the proceeds from our April 2010 common stock offering. If our statutory policyholders’ position decreases at a greater rate than our risk in force, then our risk-to-capital ratio will increase.

For additional information regarding regulatory capital see “Overview-Capital” above as well as our Risk Factor titled “Even though our plan to write new insurance in MGIC Indemnity Corporation has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, because MGIC is not expected to meet statutory risk-to-capital requirements to write new business in various states, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis” in Item 1A.

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

Contractual Obligations

At December 31, 2010, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$3,150	$151	$137	$437	$2,425
Operating lease obligations	6	3	2	1	-
Tax obligations	17	17	-	-	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement
benefit plans	169	10	25	32	102
Other long-term liabilities	5,884	2,471	2,707	706	-

Total	$9,227	$2,653	$2,871	$1,176	$2,527

Our long-term debt obligations at December 31, 2010 include our $77.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in Item 8. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 - “Benefit plans” to our consolidated financial statements in Item 8 for discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate.  Due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, failures by servicers to follow proper procedures in foreclosure proceedings, loan modifications, claims investigations and claim rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 9 – “Loss reserves” to our consolidated financial statements in Item 8 and “-Critical Accounting Policies” below. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.

Critical Accounting Policies

We believe that the accounting policies described below involved significant judgments and estimates used in the preparation of our consolidated financial statements.

Loss reserves and premium deficiency reserves

Loss reserves

Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. A default is defined as an insured loan with a mortgage payment that is 45 days or more past due. Reserves are also established for estimated losses incurred on notices of default not yet reported. Even though the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excluded mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default.

We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. Amounts for salvage recoverable are considered in the determination of the reserve estimates. The liability for reinsurance assumed is based on information provided by the ceding companies.

The incurred but not reported, or IBNR,  reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claim rates and claim amounts for the estimated number of defaults not reported. As of December 31, 2010 and 2009, we had IBNR reserves of $335 million and $472 million, respectively.

Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process.

The estimated claim rates and claim amounts represent what we believe reflect the best estimate of what will actually be paid on the loans in default as of the reserve date. If a policy is rescinded we do not expect that it will result in a claim payment and thus the rescission generally reduces the historical claim rate used in establishing reserves. In addition, if a loan cures its delinquency, including successful loan modifications that result in a cure being reported to us, the cure reduces the historical claim rate used in establishing reserves. Our methodology to determine the estimate of claim rates and claim amounts are based on our review of recent trends in the default inventory.  To establish reserves we utilize a reserving model that continually incorporates historical data on the rate at which defaults resulted in a claim, or the claim rate. This historical data includes the effects of rescissions, which are included as cures within the model. The model also incorporates an estimate for the amount of the claim we will pay, or severity. The severity is estimated using the historical percentage of our claim paid compared to our loan exposure, as well as the risk in force of the loans currently in default. We review recent trends in the claim rate, severity, the change in the level of defaults by geography and the change in average loan exposure.  As a result, the process to determine reserves does not include quantitative ranges of outcomes that are reasonably likely to occur.

The claim rates and claim amounts are likely to be affected by external events, including actual economic conditions such as changes in unemployment rate, interest rate or housing value.   Our estimation process does not include a correlation between claim rates and claim amounts to projected economic conditions such as changes in unemployment rate, interest rate or housing value.  Our experience is that analysis of that nature would not produce reliable results. The results would not be reliable as the change in one economic condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions.  Additionally, the changes and interaction of these economic conditions are not likely homogeneous throughout the regions in which we conduct business.  Each economic environment influences our ultimate paid losses differently, even if apparently similar in nature.  Furthermore, changes in economic conditions may not necessarily be reflected in our loss development in the quarter or year in which the changes occur.  Typically, actual claim results often lag changes in economic conditions by at least nine to twelve months.

In considering the potential sensitivity of the factors underlying our best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations.  For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor would change the reserve amount by approximately $254 million as of December 31, 2010.  Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Losses incurred related to prior years (1)	Reserve at end of prior year
	(In thousands)
2010	$(266,908)	$6,704,990
2009	466,765	4,775,552
2008	387,104	2,642,479
2007	518,950	1,125,715
2006	(90,079)	1,124,454

(1)	A positive number for a prior year indicates a deficiency of loss reserves, and a negative number for a prior year indicates a redundancy of loss reserves.

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

In addition, our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	2010	2009	2008
	(In billions)

Estimated rescission reduction - beginning reserve	$2.1	$0.5	$0.2

Estimated rescission reduction - losses incurred	0.2	2.5	0.4

Rescission reduction - paid claims	1.2	1.2	0.2
Amounts that may have been applied to a deductible	(0.2)	(0.3)	(0.1)
Net rescission reduction - paid claims	1.0	0.9	0.1

Estimated rescission reduction - ending reserve	$1.3	$2.1	$0.5

The $2.5 billion estimated mitigation of incurred losses during 2009 represents both the claims not paid in the period due to rescissions, as well as an increasing default inventory and an increasing expected rescission rate for loans in default.  Even though rescissions mitigated our paid losses by a similar amount in 2010 as compared to 2009, the estimated mitigation of incurred losses declined to $0.2 billion for 2010. This decrease was caused by a decline in our default inventory in 2010, compared to an increase in 2009, as well as a modest decline in the expected rescission rate for loans in our default inventory during 2010, compared to a significant increase in the expected rescission rate during 2009, and a decrease in the exposure on expected rescissions.

At December 31, 2010, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory due to their product mix, geographic location and vintage.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Actions disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20 an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see Note 20 – “Litigation and contingencies” to our consolidated financial statements in Item 8.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received two quarters or less before the end of our most recently completed quarter to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of December 31, 2010
Ever-to-Date Rescission Rates on Claims Received
(based on count)

Quarter in Which the Claim was Received	ETD Rescission Rate (1)	ETD Claims Resolution Percentage (2)

Q2 2009	28.0%	99.8%
Q3 2009	27.5%	99.9%
Q4 2009	24.0%	99.5%
Q1 2010	20.7%	97.6%
Q2 2010	18.5%	92.5%
(1) This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown.  In certain cases we rescind coverage before a claim is received.  Such rescissions, which have not been material, are not included in the statistics in the table.

(2) This percentage is claims received during the quarter shown that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims for which we have informed the insured of our decision not to pay the claim. Although our decision to not pay a claim is made after we have given the insured an opportunity to dispute the facts underlying our decision to not pay the claim, these decisions are sometimes reversed after further discussion with the insured. The number of rescission reversals has been immaterial.

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

As is the case with our loss reserves, as discussed above, the severity of claims and claim rates, as well as persistency for the premium deficiency calculation, are likely to be affected by external events, including actual economic conditions, as well as future rescission activity. However, our estimation process does not include a correlation between these economic conditions and our assumptions because it is our experience that an analysis of that nature would not produce reliable results.  In considering the potential sensitivity of the factors underlying management’s best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on the premium deficiency reserve and, correspondingly, on our results of operations.  For example, a $1,000 change in the average severity combined with a 1% change in the average claim rate could change the Wall Street bulk premium deficiency reserve amount by approximately $83 million.  Additionally, a 5% change in the persistency of the underlying loans could change the Wall Street bulk premium deficiency reserve amount by approximately $16 million.  We do not anticipate changes in the discount rate will be significant enough as to result in material changes in the calculation.

Revenue recognition

When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy term. We have no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender. Cancellations include rescissions and policies cancelled due to claim payment. When a policy is rescinded, all previously collected premium is returned to the lender and when a claim is paid we return any premium received since the date of default. The liability associated with our estimate of premium to be returned is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in these liabilities effect premiums written and earned and change in premium deficiency reserve, respectively. In periods prior to 2010, the liability associated with premium to be returned on claim payments was included in loss reserves and changes to this estimate affected losses incurred. This policy did not have a significant impact on premiums written and earned or losses incurred in periods prior to 2010. The actual return of premium for all periods affects premiums written and earned. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs discussed below.

Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Deferred insurance policy acquisition costs

Costs associated with the acquisition of mortgage insurance policies, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs. Deferred insurance policy acquisition costs arising from each book of business are charged against revenue in the same proportion that the underwriting profit for the period of the charge bears to the total underwriting profit over the life of the policies. The underwriting profit and the life of the policies are estimated and are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development. Interest is accrued on the unamortized balance of deferred insurance policy acquisition costs.

Because our insurance premiums are earned over time, changes in persistency result in deferred insurance policy acquisition costs being amortized against revenue over a comparable period of time. At December 31, 2010, the persistency rate of our primary mortgage insurance was 84.4%, compared to 84.7% at December 31, 2009.  This change did not significantly affect the amortization of deferred insurance policy acquisition costs for the period ended December 31, 2010.  A 10% change in persistency would not have a material effect on the amortization of deferred insurance policy acquisition costs in the subsequent year.

If a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Fair Value Measurements

We adopted fair value accounting guidance that became effective January 1, 2008.  This guidance addresses aspects of the expanding application of fair-value accounting.  The guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements and provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings.  The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition.  For the years ended December 31, 2010, 2009 and 2008, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 – Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs primarily include certain U.S. Treasury securities and obligations of the U.S. government.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs primarily include certain municipal and corporate bonds.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state and auction rate (backed by student loans) securities. Non-financial assets which utilize Level 3 inputs include real estate acquired through claim settlement.

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

Assets and liabilities classified as Level 3 are as follows:

•      Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 6 – “Investments” to our consolidated financial statements in Item 8. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2010 and 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions.

▪	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
▪	Liquidity by December 31, 2012 through December 31, 2014;
▪	Continued receipt of contractual interest; and
▪	Discount rates ranging from 2.26% to 3.26%, which include a spread for liquidity risk.

A 1.00% change in the discount rate would change the value of our ARS by approximately $8.5 million. A two year change to the years to liquidity assumption would change the value of our ARS by approximately $9.7 million.

•      Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Investment Portfolio

Our entire investment portfolio is classified as available-for-sale and is reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income in shareholders' equity.  Realized investment gains and losses are reported in income based upon specific identification of securities sold.

In April 2009, new accounting guidance regarding the recognition and presentation of other-than-temporary impairments was issued. The new guidance required us to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which we assert that we do not have the intent to sell the security, and it is more likely than not that we will not be required to sell the security before recovery of our cost basis. Under this guidance the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (such as changes in interest rates or market conditions) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. This guidance was effective beginning with the quarter ending June 30, 2009.

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

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During 2010 we recognized OTTI losses in earnings of $9.6 million. During 2009 we recognized OTTI losses in earnings of $40.9 million and an additional $1.8 million of OTTI losses in other comprehensive income. During 2008 we recognized OTTI losses in earnings of approximately $65.4 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2010, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2010, the modified duration of our fixed income investment portfolio, including cash and cash equivalents, was 2.9 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.9% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements are filed pursuant to this Item 8:

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share data)
Revenues:
Premiums written:
Direct	$1,169,081	$1,346,191	$1,661,544
Assumed	3,090	3,947	12,221
Ceded (note 11)	(70,376)	(107,111)	(207,718)
Net premiums written	1,101,795	1,243,027	1,466,047
Decrease (increase) in unearned premiums	66,952	59,314	(72,867)
Net premiums earned (note 11)	1,168,747	1,302,341	1,393,180

Investment income, net of expenses (note 6)	247,253	304,678	308,517
Realized investment gains, net (note 6)	102,581	92,874	52,889

Total other-than-temporary impairment losses	(9,644)	(42,704)	(65,375)
Portion of losses recognized in other comprehensive income (loss), before taxes (note 3)	-	1,764	-
Net impairment losses recognized in earnings	(9,644)	(40,940)	(65,375)

Other revenue	11,588	49,573	32,315
Total revenues	1,520,525	1,708,526	1,721,526

Losses and expenses:
Losses incurred, net (notes 9 and 11)	1,607,541	3,379,444	3,071,501
Change in premium deficiency reserves (note 10)	(51,347)	(261,150)	(756,505)
Amortization of deferred policy acquisition costs	7,062	8,204	10,024
Other underwriting and operating expenses, net	218,080	231,408	261,290
Reinsurance fee (note 11)	-	26,407	1,781
Interest expense (note 8)	98,589	89,266	81,074
Total losses and expenses	1,879,925	3,473,579	2,669,165
Loss before tax and joint ventures	(359,400)	(1,765,053)	(947,639)
Provision for (benefit from) income taxes (note 14)	4,335	(442,776)	(397,798)
Income from joint ventures, net of tax (note 12)	-	-	24,486

Net loss	$(363,735)	$(1,322,277)	$(525,355)

Loss per share (notes 3 and 18):
Basic	$(2.06)	$(10.65)	$(4.61)
Diluted	$(2.06)	$(10.65)	$(4.61)

Weighted average common shares outstanding - basic (shares in thousands, note 3)	176,406	124,209	113,962

Weighted average common shares outstanding - diluted (shares in thousands, note 3)	176,406	124,209	113,962

Dividends per share	$-	$-	$0.075

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS	(In thousands)

Investment portfolio (notes 6 and 7):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2010 - $7,366,808; 2009 - $7,091,840)	$7,455,238	$7,251,574
Equity securities	3,044	2,891
Total investment portfolio	7,458,282	7,254,465

Cash and cash equivalents	1,304,154	1,185,739
Accrued investment income	70,305	79,828
Reinsurance recoverable on loss reserves (note 11)	275,290	332,227
Reinsurance recoverable on paid losses (note 11)	34,160	9,297
Prepaid reinsurance premiums (note 11)	2,637	3,554
Premiums receivable	79,567	90,139
Home office and equipment, net	28,638	29,556
Deferred insurance policy acquisition costs	8,282	9,022
Income taxes recoverable (note 14)	-	275,187
Other assets	72,327	135,405
Total assets	$9,333,642	$9,404,419

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Loss reserves (notes 9 and 11)	$5,884,171	$6,704,990
Premium deficiency reserve (note 10)	178,967	193,186
Unearned premiums (note 11)	215,157	280,738
Senior notes (note 8)	376,329	377,098
Convertible senior notes (note 8)	345,000	-
Convertible junior debentures (note 8)	315,626	291,785
Other liabilities	349,337	254,041
Total liabilities	7,664,587	8,101,838

Contingencies (note 20)

Shareholders' equity (note 15):
Common stock, $1 par value, shares authorized 460,000,000; shares issued 2010 - 205,046,780; 2009 - 130,163,060 outstanding 2010 - 200,449,588; 2009 - 125,101,057	205,047	130,163
Paid-in capital	1,138,942	443,294
Treasury stock (shares at cost 2010 - 4,597,192 2009 - 5,062,003)	(222,632)	(269,738)
Accumulated other comprehensive income, net of tax (note 3)	22,136	74,155
Retained earnings	525,562	924,707
Total shareholders' equity	1,669,055	1,302,581
Total liabilities and shareholders' equity	$9,333,642	$9,404,419

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2008, 2009 and 2010

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss) (note 3)	Retained earnings	Comprehensive loss
			(In thousands)

Balance, December 31, 2007	$123,067	$316,649	$(2,266,364)	$70,675	$4,350,316
Net loss					(518,914)	$(518,914)
Change in unrealized investment gains and losses, net	-	-	-	(116,939)	-	(116,939)
Dividends declared (note 16)	-	-	-	-	(8,159)
Common stock shares issued	7,052	68,706	-	-	-
Reissuance of treasury stock, net	-	(41,686)	1,989,491	-	(1,569,567)
Equity compensation	-	20,562	-	-	-
Defined benefit plan adjustments, net	-	-	-	(44,649)	-	(44,649)
Unrealized foreign currency translation adjustment, net	-	-	-	(16,354)	-	(16,354)
Other	-	2,836	-	478	-	478
Comprehensive loss						$(696,378)
Balance, December 31, 2008 (as originally reported)	$130,119	$367,067	$(276,873)	$(106,789)	$2,253,676
Cumulative effect of accounting change (convertible debt)	-	73,475	-	-	(6,442)
Balance, December 31, 2008 (as adjusted)	$130,119	$440,542	$(276,873)	$(106,789)	$2,247,234

Net loss					(1,322,277)	(1,322,277)
Change in unrealized investment gains and losses, net	-	-	-	154,358	-	154,358
Noncredit component of impairment losses, net (note 6)	-	-	-	(1,764)	-	(1,764)
Common stock shares issued upon debt conversion (note 8)	44	263	-	-	-
Reissuance of treasury stock, net	-	(11,613)	7,135	-	(545)
Equity compensation	-	14,102	-	-	-
Defined benefit plan adjustments, net	-	-	-	10,704	-	10,704
Unrealized foreign currency translation adjustment, net	-	-	-	17,646	-	17,646
Other	-	-	-	-	295
Comprehensive loss						$(1,141,333)

Balance, December 31, 2009	$130,163	$443,294	$(269,738)	$74,155	$924,707
Net loss					(363,735)	(363,735)
Change in unrealized investment gains and losses, net (notes 6 and 7)	-	-	-	(69,074)	-	(69,074)
Common stock shares issued (note 15)	74,884	697,492	-	-	-
Reissuance of treasury stock, net (note 15)	-	(14,425)	47,106	-	(35,410)
Equity compensation (note 18)	-	12,581	-	-	-
Defined benefit plan adjustments, net (note 13)	-	-	-	6,390	-	6,390
Unrealized foreign currency translation adjustment, net	-	-	-	10,665	-	10,665
Comprehensive loss						$(415,754)

Balance, December 31, 2010	$205,047	$1,138,942	$(222,632)	$22,136	$525,562

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:	(In thousands)
Net loss	$(363,735)	$(1,322,277)	$(525,355)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred insurance policy acquisition costs	7,062	8,204	10,024
Capitalized deferred insurance policy acquisition costs	(6,322)	(5,722)	(10,360)
Depreciation and other amortization	60,882	60,349	33,688
Decrease (increase) in accrued investment income	9,523	11,028	(18,027)
Decrease (increase) in reinsurance recoverable on loss reserves	56,937	(99,239)	(197,744)
Decrease in prepaid reinsurance premiums	917	862	4,299
Decrease in premiums receivable	10,572	7,462	9,732
(Increase) decrease in real estate	(2,390)	29,028	112,340
(Decrease) increase in loss reserves	(820,819)	1,929,438	2,133,073
Decrease in premium deficiency reserve	(14,219)	(261,150)	(756,505)
(Decrease) increase in unearned premiums	(65,581)	(55,360)	63,865
Deferred tax (benefit) provision	(75)	176,279	411,683
Decrease (increase) in income taxes recoverable (current)	293,681	(179,006)	140,460
Equity earnings from joint ventures	-	-	(33,794)
Distributions from joint ventures	-	-	22,195
Realized investment gains, net	(102,581)	(92,874)	(52,889)
Net investment impairment losses	9,644	40,940	65,375
Other	51,074	81,992	(47,152)
Net cash (used in) provided by operating activities	(875,430)	329,954	1,364,908

Cash flows from investing activities:
Purchase of equity securities	(156)	(1,387)	(89)
Purchase of fixed maturities	(5,225,794)	(4,147,412)	(3,592,600)
Additional investment in joint ventures	-	-	(546)
Proceeds from sale of investment in joint ventures	-	-	150,316
Proceeds from sale of equity securities	-	1,273	-
Repayment of note receivable from joint ventures	83,500	-	-
Proceeds from sale of fixed maturities	4,287,312	3,663,239	1,724,780
Proceeds from maturity of fixed maturities	740,959	554,980	413,328
Net increase (decrease) in payable for securities	2,275	(17,890)	19,547
Net cash (used in) provided by investing activities	(111,904)	52,803	(1,285,264)

Cash flows from financing activities:
Dividends paid to shareholders	-	-	(8,159)
Repayment of note payable	-	(200,000)	(100,000)
Repayment of long-term debt	(1,000)	(94,352)	-
Net proceeds from convertible debentures	-	-	377,199
Proceeds from reissuance of treasury stock	-	-	383,959
Net proceeds from convertible senior notes	334,373	-	-
Common stock shares issued	772,376	-	75,758
Net cash provided by (used in) financing activities	1,105,749	(294,352)	728,757
Net increase in cash and cash equivalents	118,415	88,405	808,401
Cash and cash equivalents at beginning of year	1,185,739	1,097,334	288,933
Cash and cash equivalents at end of year	$1,304,154	$1,185,739	$1,097,334

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

1.	Nature of business

MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation ("MGIC") and several other subsidiaries, is principally engaged in the mortgage insurance business.  We provide mortgage insurance to lenders throughout the United States and to government sponsored entities (“GSEs”) to protect against loss from defaults on low down payment residential mortgage loans. Our principal product is primary mortgage insurance. Primary mortgage insurance may be written through the flow channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk channel, in which portfolios of loans are individually insured in single, bulk transactions. Prior to 2008, we wrote significant volume through the bulk channel, substantially all of which was Wall Street bulk business, which we discontinued writing in 2007.  We did not write any business through the bulk channel during 2009 or 2010.  Prior to 2009, we also wrote pool mortgage insurance. We wrote an insignificant amount of pool business during 2009 and none in 2010. Through certain other non-insurance subsidiaries, we also provide various services for the mortgage finance industry, such as contract underwriting and portfolio analysis and retention. In 2007, we began providing mortgage insurance to lenders in Australia. In view of our need to dedicate capital to our domestic mortgage insurance operations, we have reduced our Australian headcount and are no longer writing new business in Australia. Our Australian operations are included in our consolidated financial statements; however they are not material to our consolidated results.

At December 31, 2010, our direct domestic primary insurance in force (representing the principal balance in our records of all mortgage loans that we insure) and direct domestic primary risk in force (representing the insurance in force multiplied by the insurance coverage percentage) was approximately $191.3 billion and $49.0 billion, respectively. Our direct pool risk in force at December 31, 2010 was approximately $2.7 billion. The $2.7 billion includes $1.5 billion of risk on pool policies with no aggregate loss limits. Prior to December 31, 2010, we disclosed the estimated risk amount that would credit enhance these loans to a ‘AA’ level based on a rating agency model. In 2010, we did not renew our subscription to this model and no longer estimate this amount. At December 31, 2009 for $2.0 billion of risk with no aggregate loss limits, risk in force under the model was estimated at $190 million. Our risk in force in Australia at December 31, 2010 was approximately $1.0 billion which represents the risk associated with 100% coverage on the insurance in force. However the mortgage insurance we provided in Australia only covers the unpaid loan balance after the sale of the underlying property.

Capital

The insurance laws or regulations of 17 jurisdictions, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. At December 31, 2010, MGIC’s risk-to-capital ratio was 19.8 to 1 and the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 23.2 to 1. Also, at December 31, 2010, MGIC’s policyholders position (policyholders position is the insurer’s net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums) exceeded the required regulatory minimum of our domiciliary state by approximately $225 million, and we exceeded the required minimum by approximately $290 million on a combined statutory basis. A high risk-to-capital ratio on a combined basis could affect MGIC’s ability to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, absent a contribution of capital to such subsidiaries.  These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any contribution to MGIC of the proceeds from our April 2010 common stock and convertible notes offerings beyond the contribution already made, could reach 40 to 1 or even higher under a stress loss scenario.

In December 2009, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, its risk-to-capital requirement. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these jurisdictions which expire at various times.  One waiver expired on December 31, 2010 and was not immediately renewed because the need for a waiver was not considered imminent.  MGIC may reapply for the waiver. Some jurisdictions have denied the request and others may deny the request. The OCI and insurance departments of other jurisdictions, at their sole discretion, may modify, terminate or extend their waivers. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC obtained additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the jurisdictions that have risk-to-capital requirements represented approximately 50% of new insurance written in 2010. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow it to once again write new business.

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

We have implemented a plan to write new mortgage insurance in MGIC Indemnity Corporation (“MIC”) in selected jurisdictions in order to address the likelihood that in the future MGIC will not meet the minimum regulatory capital requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which minimum requirements are present.  MIC has received the necessary approvals, including from the OCI, to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet applicable regulatory capital requirements and obtain waivers of those requirements.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet regulatory capital requirements and if MGIC fails to obtain relief from those requirements or a specific waiver of them.

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

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet regulatory capital requirements, we cannot assure you that the events that led to MGIC failing to meet regulatory capital requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings related to rescissions that we make, including those with Countrywide.

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In 2008, 2009 and 2010, rescissions mitigated our paid losses by approximately $0.2 billion, $1.2 billion and $1.2 billion, respectively, (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible or aggregate loss limit under a bulk or pool policy, and may have been charged to a captive reinsurer). While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue at the same rates (as a percentage of claims received) we have previously experienced.

In addition, our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $0.4 billion in 2008, $2.5 billion in 2009 and $0.2 billion in 2010.  All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In recent quarters, between 20% and 28% of claims received in a quarter have been resolved by rescissions. At December 31, 2010, we had 214,724 loans in our primary delinquency inventory; the resolution of a significant portion of these loans will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims. MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see Note 20 – “Litigation and contingencies.”

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represented fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we waived certain of our rescission rights on loans subject to the agreement and the customer agreed to contribute to the cost of claims that we pay on those loans. The rescission rights we waived are for matters related to loan origination, which historically have been the basis for substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  This agreement did not have a significant impact on our established loss reserves. We continue to discuss with other lenders their objections to material rescissions and/or the possibility of entering into a settlement agreement. In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount. Although it is reasonably possible that, when these discussions or legal proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability.

See additional disclosure regarding statutory capital in Note 17 – “Statutory capital.”

2.	Basis of presentation

The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP), as codified in the Accounting Standards Codification (“ASC”).  In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements include the accounts of MGIC Investment Corporation and its majority-owned subsidiaries. All intercompany transactions have been eliminated.  Historically, our investments in joint ventures and related loss or income from joint ventures principally consisted of our investment and related earnings in two less than majority owned joint ventures, Credit-Based Asset Servicing and Securitization LLC (C-BASS), and Sherman Financial Group LLC (Sherman). In 2007, we reduced the carrying value of C-BASS to zero.  As a result, beginning in 2008, our joint venture income principally consisted of income from Sherman. In August of 2008, we sold our entire interest in Sherman to Sherman. Our equity in the earnings of joint ventures is shown separately, net of tax, on the statement of operations.  (See Note 12 – “Investments in joint ventures”)

3.	Summary of significant accounting policies

Fair Value Measurements

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 – Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs primarily include certain U.S. Treasury securities and obligations of the U.S. government.

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and inputs, other than quoted prices, that are observable in the marketplace for the financial instrument. The observable inputs are used in valuation models to calculate the fair value of the financial instruments. Financial assets utilizing Level 2 inputs primarily include certain municipal and corporate bonds.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or value drivers are unobservable. Level 3 inputs reflect our own assumptions about the assumptions a market participant would use in pricing an asset or liability. Financial assets utilizing Level 3 inputs include certain state and auction rate (backed by student loans) securities. Non-financial assets which utilize Level 3 inputs include real estate acquired through claim settlement.

To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model.  Quality controls are performed throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security.  In addition, on a quarterly basis, we perform quality controls over values received from the pricing sources which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. We have not made any adjustments to the prices obtained from the independent pricing sources.

Assets classified as Level 3 are as follows:

•
Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 6 – “Investments”. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2010 and 2009. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions:

▪	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
▪	Liquidity by December 31, 2012 through December 31, 2014;
▪	Continued receipt of contractual interest; and
▪	Discount rates ranging from 2.26% to 3.26%, which include a spread for liquidity risk.

•
Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Investments

Our entire investment portfolio is classified as available-for-sale and is reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income in shareholders' equity.  Realized investment gains and losses are reported in income based upon specific identification of securities sold.  (See Note 6 – “Investments”)

In April 2009, new accounting guidance regarding the recognition and presentation of other-than-temporary impairments was issued. This guidance was effective beginning with the quarter ending June 30, 2009. The guidance required us to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security; we assert that we do not have the intent to sell the security, and it is more likely than not that we will not be required to sell the security before recovery of our cost basis. Under this guidance the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (such as changes in interest rates or market conditions) is recorded as a component of other comprehensive income (loss). In instances where no credit loss exists but it is more likely than not that we will have to sell the debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted into net investment income.

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

Home office and equipment is shown net of accumulated depreciation of $62.9 million, $60.1 million and $56.3 million at December 31, 2010, 2009 and 2008, respectively. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $2.9 million, $4.3 million and $4.5 million, respectively.

Deferred insurance policy acquisition costs

Costs associated with the acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs ("DAC"). For each underwriting year of business, these costs are amortized to income in proportion to estimated gross profits over the estimated life of the policies.  We utilize anticipated investment income in our calculation. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development.  If a premium deficiency exists, we reduce the related DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the related DAC balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Loss reserves

Reserves are established for reported insurance losses and loss adjustment expenses based on when we receive notices of default on insured mortgage loans. We define a default as an insured loan with a mortgage payment that is 45 days or more past due. Reserves are also established for estimated losses incurred on notices of default not yet reported to us. Even though the accounting standard, ASC 944, regarding accounting and reporting by insurance entities specifically excludes mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loss reserves are established by  estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss estimates are established based upon historical experience, including rescission and loan modification activity. Amounts for salvage recoverable are considered in the determination of the reserve estimates. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

The incurred but not reported ("IBNR") reserves result from defaults occurring prior to the close of an accounting period, but which have not been reported to us.  Consistent with reserves for reported defaults, IBNR reserves are established using estimated claim rates and claim amounts for the estimated number of defaults not reported.

Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process. (See Note 9 – “Loss reserves”)

Premium deficiency reserves

After our loss reserves are initially established, we perform premium deficiency tests using our best estimate assumptions as of the testing date.  Premium deficiency reserves are established, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premium and already established reserves.  The discount rate used in the calculation of the premium deficiency reserve was based upon our pre-tax investment yield at year-end. Products are grouped for premium deficiency purposes based on similarities in the way the products are acquired, serviced and measured for profitability.

Calculations of premium deficiency reserves require the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business.  The present value of future premium relies on, among other factors, assumptions about persistency and repayment patterns on underlying loans.  The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries and these effects could be material.  To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings.  (See Note 10 - “Premium deficiency reserve”)

Revenue recognition

We write policies which are guaranteed renewable contracts at the insured's option on a single, annual or monthly premium basis. We have no ability to reunderwrite or reprice these contracts.  Premiums written on a single premium basis and an annual premium basis are initially deferred as unearned premium reserve and earned over the policy term.  Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience.  Premiums written on annual policies are earned on a monthly pro rata basis.  Premiums written on monthly policies are earned as coverage is provided.  When a policy is cancelled, all premium that is non-refundable is immediately earned.  Any refundable premium is returned to the lender. Cancellations include rescissions and policies cancelled due to claim payment. When a policy is rescinded, all previously collected premium is returned to the lender and when a claim is paid we return any premium received since the date of default. The liability associated with our estimate of premium to be returned is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in these liabilities affect premiums written and earned and change in premium deficiency reserve, respectively. In periods prior to 2010, the liability associated with premium to be returned on claim payments is included in loss reserves and changes to this estimate affect losses incurred. This policy did not have a significant impact on premiums written and earned or losses incurred in periods prior to 2010. The actual return of premium for all periods affects premiums written and earned. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred insurance policy acquisition costs.

Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.  Fee income consists primarily of contract underwriting and related fee-based services provided to lenders and is included in “Other revenue” on the statement of operations.

Income taxes

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves, which are recorded for regulatory purposes.  Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. However, to the extent incurred losses exceed 35% of net premiums earned in a calendar year, early withdrawals may be made from the contingency reserves with regulatory approval, which would lead to amounts being included in taxable income earlier than the tenth year. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction.  We account for these purchases as a payment of current federal income taxes. There were no purchases of tax and loss bonds in 2008, 2009 or 2010. The last tax and loss bonds we held were redeemed in 2009.

Deferred income taxes are provided under the liability method, which recognizes the future tax effects of temporary differences between amounts reported in the financial statements and the tax bases of these items.  The expected tax effects are computed at the current federal tax rate.  We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed in Note 14 –“Income Taxes”, beginning in 2009, we have reduced our benefit from income tax by establishing a valuation allowance.

We provide for uncertain tax positions and the related interest and penalties based on our assessment of whether a tax benefit is more likely than not to be sustained under any examination by taxing authorities.

Benefit plans

We have a non-contributory defined benefit pension plan covering substantially all employees, as well as a supplemental executive retirement plan.  Retirement benefits are based on compensation and years of service.  We recognize these retirement benefit costs over the period during which employees render the service that qualifies them for benefits. Our policy is to fund pension cost as required under the Employee Retirement Income Security Act of 1974.

We offer both medical and dental benefits for retired domestic employees, their spouses and eligible dependents until the retiree reaches the age of 65. Under the plan retirees pay a premium for these benefits. We accrue the estimated costs of retiree medical and dental benefits over the period during which employees render the service that qualifies them for benefits. Historically benefits were generally funded as they were due, however beginning in 2009 some benefits have been paid from the fund. The cost to us has not been significant. (See Note 13 – “Benefit plans”)

Reinsurance

Loss reserves and unearned premiums are reported before taking credit for amounts ceded under reinsurance treaties.  Ceded loss reserves are reflected as "Reinsurance recoverable on loss reserves".  Ceded unearned premiums are reflected as "Prepaid reinsurance premiums". Ceded losses paid are reflected as “Reinsurance recoverable on paid losses”. Ceded premiums payable are included in “Other liabilities”. We remain liable for all reinsurance ceded.  (See Note 11 – “Reinsurance”)

Foreign Currency Translation

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

Share-Based Compensation

We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period.  Awards under our plans generally vest over periods ranging from one to five years.  (See Note 18 – “Share-based compensation plans”)

Earnings per share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities with non-forfeitable rights to dividends of 1.8 million, 1.9 million and 1.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008 because they were anti-dilutive due to our reported net loss.  Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations, then our diluted EPS is computed in the same manner as the basic EPS. In addition, if any common stock equivalents are anti-dilutive they are always excluded from the calculation. The following is a reconciliation of the weighted average number of shares; however for the years ended December 31, 2010, 2009 and 2008, common stock equivalents of 47.4 million, 37.6 million and 22.8 million, respectively, were not included because they were anti-dilutive.

	Years Ended December 31,

	2010	2009	2008
	(In thousands, except per share data)

Basic (loss) earnings per share:
Average common shares outstanding	176,406	124,209	113,962
Net loss	$(363,735)	$(1,322,277)	$(525,355)
Basic (loss) earnings per share	$(2.06)	$(10.65)	$(4.61)

Diluted (loss) earnings per share:

Weighted-average shares - Basic	176,406	124,209	113,962
Common stock equivalents	-	-	-

Weighted-average shares - Diluted	176,406	124,209	113,962

Net loss	$(363,735)	$(1,322,277)	$(525,355)
Diluted (loss) earnings per share	$(2.06)	$(10.65)	$(4.61)

Other comprehensive income

Our total other comprehensive income was as follows:

	Years Ended December 31,

	2010	2009	2008
	(In thousands)

Net loss	$(363,735)	$(1,322,277)	$(525,355)
Other comprehensive (loss) income	(52,019)	180,944	(177,464)

Total other comprehensive loss	$(415,754)	$(1,141,333)	$(702,819)

Other comprehensive income (loss) (net of tax):
Change in unrealized gains and losses on investments	$(69,074)	$154,358	$(116,939)
Noncredit component of impairment loss	-	(1,764)	-
Amortization related to benefit plans	6,390	10,704	(44,649)
Unrealized foreign currency translation adjustment	10,665	17,646	(16,354)
Other	-	-	478

Other comprehensive (loss) income	$(52,019)	$180,944	$(177,464)

The tax expense (benefit) on other comprehensive income was $5.9 million (adjusted for the valuation allowance, see Note 14 – “Income taxes”), $98.1 million and ($96.3) million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, accumulated other comprehensive income of $22.1 million included $32.5 million of net unrealized gains on investments, ($30.8) million relating to defined benefit plans and $20.4 million related to foreign currency translation adjustment. At December 31, 2009, accumulated other comprehensive income of $74.2 million included $101.6 million of net unrealized gains on investments, ($37.2) million relating to defined benefit plans and $9.8 million related to foreign currency translation adjustment.

Cash and cash equivalents

We consider cash equivalents to be money market funds and investments with original maturities of three months or less.

Subsequent events

We have considered subsequent events through the date of this filing.

4.	New accounting policies

In October 2010, new guidance was issued on accounting for costs associated with acquiring or renewing insurance contracts. The new guidance will likely change how insurance companies account for acquisition costs, particularly in determining what costs are deferrable. The new requirements are effective for fiscal years beginning after December 15, 2011, either prospectively or by retrospective adjustment. We are currently evaluating the provisions of this guidance and the impact on our financial statements and disclosures.

In January 2010, new accounting guidance was issued that expanded the required disclosures on fair value measurements. The guidance will require the disclosure of transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for those transfers and separate presentation of purchases, sales, issuances and settlements for Level 3 securities, on a gross basis rather than as one net number. The new guidance also clarifies the level of disaggregation required to be disclosed for each class of assets and liabilities and provides clarification on the appropriate disclosures of inputs and valuation techniques used to measure fair value for both recurring and non recurring measurements in Levels 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements for the Level 3 securities. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We have evaluated the provisions of this guidance and there is no significant impact on our financial statement disclosures.

5.	Related party transactions

C-BASS provided certain services to us during 2009 and 2008 in exchange for fees.  The impact of these transactions was not material to us.

6.	Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2010 and 2009 are shown below.

December 31, 2010:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,092,890	$16,718	$(6,822)	$1,102,786
Obligations of U.S. states and political subdivisions	3,549,355	85,085	(54,374)	3,580,066
Corporate debt securities	2,521,275	54,975	(11,291)	2,564,959
Residential mortgage-backed securities	53,845	3,255	-	57,100
Debt securities issued by foreign sovereign governments	149,443	1,915	(1,031)	150,327
Total debt securities	7,366,808	161,948	(73,518)	7,455,238
Equity securities	3,049	40	(45)	3,044

Total investment portfolio	$7,369,857	$161,988	$(73,563)	$7,458,282

(1) There were no other-than-temporary impairment losses recorded in other comprehensive income at December 31, 2010.

December 31, 2009:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$736,668	$4,877	$(6,357)	$735,188
Obligations of U.S. states and political subdivisions	4,607,936	187,540	(59,875)	4,735,601
Corporate debt securities	1,532,571	40,328	(9,158)	1,563,741
Residential mortgage-backed securities	102,062	3,976	(1,986)	104,052
Debt securities issued by foreign sovereign governments	112,603	1,447	(1,058)	112,992
Total debt securities	7,091,840	238,168	(78,434)	7,251,574
Equity securities	2,892	3	(4)	2,891

Total investment portfolio	$7,094,732	$238,171	$(78,438)	$7,254,465

(1) Gross unrealized losses for residential mortgage-backed securities included $1.8 million in other-than-temporary impairment losses recorded in other comprehensive income at December 31, 2009.

The amortized cost and fair values of debt securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

December 31, 2010	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$1,228,536	$1,233,290
Due after one year through five years	2,907,310	2,965,004
Due after five years through ten years	1,391,744	1,422,631
Due after ten years	1,413,000	1,418,736
	6,940,590	7,039,661

Residential mortgage-backed securities	53,845	57,100
Auction rate securities (1)	372,373	358,477

Total at December 31, 2010	$7,366,808	$7,455,238

(1) At December 31, 2010, 97% of auction rate securities had a contractual maturity greater than 10 years.

At December 31, 2010 and 2009, the investment portfolio had gross unrealized losses of $73.6 million and $78.4 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$258,235	$6,822	$-	$-	$258,235	$6,822
Obligations of U.S. states and political subdivisions	1,160,877	32,415	359,629	21,959	1,520,506	54,374
Corporate debt securities	817,471	9,921	28,630	1,370	846,101	11,291
Residential mortgage- backed securities	-	-	-	-	-	-
Debt issued by foreign sovereign governments	105,724	1,031	-	-	105,724	1,031
Equity securities	2,723	45	-	-	2,723	45
Total investment portfolio	$2,345,030	$50,234	$388,259	$23,329	$2,733,289	$73,563

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$434,362	$6,357	$-	$-	$434,362	$6,357
Obligations of U.S. states and political subdivisions	926,860	29,390	398,859	30,485	1,325,719	59,875
Corporate debt securities	453,804	9,158	-	-	453,804	9,158
Residential mortgage- backed securities	8,743	1,764	870	222	9,613	1,986
Debt issued by foreign sovereign governments	56,122	1,058	-	-	56,122	1,058
Equity securities	2,398	4	-	-	2,398	4
Total investment portfolio	$1,882,289	$47,731	$399,729	$30,707	$2,282,018	$78,438

There were 487 securities in an unrealized loss position at December 31, 2010. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at December 31, 2010 and 2009, compared to the interest rates at the time of purchase, as well as the discount rate applied in our auction rate securities discounted cash flow model. The municipal market experienced a significant increase in unrealized losses during the fourth quarter of 2010 due to widening of credit spreads. One security was in an unrealized loss position greater than 12 months at December, 2010, with a fair value less than 80% of amortized cost.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During 2010 we recognized OTTI losses in earnings of $9.6 million. During 2009 we recognized OTTI losses in earnings of $40.9 million and an additional $1.8 million of OTTI losses in other comprehensive income. During 2008 we recognized OTTI losses in earnings of approximately $65.4 million. In 2010, our OTTI losses were primarily related to a few securities for which the expected cash flows are not sufficient to recover the amortized cost. In 2009 and 2008, our OTTI losses were primarily related to securities for which we had the intent to sell.

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2010 and 2009.

	2010	2009
	(In thousands)

Beginning balance	$1,021	$-
Addition for the amount related to the credit loss for which an OTTI was not previously recognized	-	1,021
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	-	-
Reductions for securities sold during the period (realized)	(1,021)	-
Ending balance	$-	$1,021

We held approximately $358 million and $490 million in auction rate securities (“ARS”) backed by student loans at December 31, 2010 and 2009, respectively. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At December 31, 2010, our ARS portfolio was 90% AAA/Aaa-rated by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At December 31, 2010, our entire ARS portfolio, consisting of 34 investments, was subject to failed auctions; however, from the period when the auctions began to fail through December 31, 2010, $165.5 million in par value of ARS was either sold or called, with the average amount we received being approximately 98% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, the investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. However, we continue to believe we will have liquidity to our ARS portfolio by December 31, 2014.

Net investment income is comprised of the following:

	2010	2009	2008
	(In thousands)

Fixed maturities	$236,734	$291,304	$287,869
Equity securities	315	819	2,162
Cash equivalents	1,526	3,056	15,487
Interest on Sherman note	10,796	11,323	4,601
Other	1,081	1,389	1,951

Investment income	250,452	307,891	312,070
Investment expenses	(3,199)	(3,213)	(3,553)

Net investment income	$247,253	$304,678	$308,517

The net realized investment gains (losses), including impairment losses, and change in net unrealized appreciation (depreciation) of investments are as follows:

	2010	2009	2008
	(In thousands)
Net realized investment gains (losses) on investments:
Fixed maturities	$93,017	$51,109	$(76,397)
Equity securities	151	116	107
Joint ventures	(466)	-	61,877
Other	235	709	1,927

	$92,937	$51,934	$(12,486)

Change in net unrealized appreciation (depreciation):
Fixed maturities	$(71,304)	$237,521	$(179,816)
Equity securities	(4)	144	(98)
Other	-	(2,263)	(710)

	$(71,308)	$235,402	$(180,624)

The reclassification adjustment relating to the change in investment gains and losses is as follows:

	2010	2009	2008
	(In thousands)

Unrealized holding gains (losses) arising during the period, net of tax	$(156,463)	$132,083	$(75,464)
Less: reclassification adjustment for net gains (losses) included in net income, net of tax	87,389	20,511	(41,475)
Change in unrealized investment gains (losses), net of tax	$(69,074)	$152,594	$(116,939)

The tax expense (benefit) related to the changes in net unrealized (depreciation) appreciation was $1.0 million (adjusted for the valuation allowance, see Note 14 – “Income taxes”), $82.8 million and ($63.7) million for 2010, 2009 and 2008, respectively.

The gross realized gains, gross realized losses and impairment losses are as follows:

	2010	2009	2008
	(In thousands)

Gross realized gains	$119,325	$112,148	$22,537
Gross realized losses	(16,278)	(19,274)	(31,525)
Impairment losses	(9,644)	(40,940)	(65,375)

Net realized gains (losses) on securities	$93,403	$51,934	$(74,363)

(Loss) gain from joint ventures	(466)	-	61,877
Total net realized gains (losses)	$92,937	$51,934	$(12,486)

We had $21.8 million of investments on deposit with various states at December 31, 2010 and 2009 due to regulatory requirements of those state insurance departments.

7.	Fair value measurements

Fair value measurements for items measured at fair value included the following as of December 31, 2010 and 2009:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2010
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,102,786	$1,102,786	$-	$-
Obligations of U.S. states and political subdivisions	3,580,066	-	3,284,376	295,690
Corporate debt securities	2,564,959	2,563	2,492,343	70,053
Residential mortgage-backed securities	57,100	-	57,100	-
Debt securities issued by foreign sovereign governments	150,327	135,457	14,870	-
Total debt securities	7,455,238	1,240,806	5,848,689	365,743
Equity securities	3,044	2,723	-	321
Total investments	$7,458,282	$1,243,529	$5,848,689	$366,064
Real estate acquired (1)	6,220	-	-	6,220

December 31, 2009
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$735,188	$735,188	$-	$-
Obligations of U.S. states and political subdivisions	4,735,601	-	4,365,260	370,341
Corporate debt securities	1,563,741	2,559	1,431,844	129,338
Residential mortgage-backed securities	104,052	23,613	80,439	-
Debt securities issued by foreign sovereign governments	112,992	101,983	11,009	-
Total debt securities	7,251,574	863,343	5,888,552	499,679
Equity securities	2,891	2,570	-	321
Total investments	$7,254,465	$865,913	$5,888,552	$500,000
Real estate acquired (1)	3,830	-	-	3,830

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during 2010.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2010 and 2009 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	-	(2,880)	-	(2,880)	-
Included in earnings and reported as net impairment losses recognized in earnings	-	(2,677)	-	(2,677)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,926)
Included in other comprehensive income	4,913	5,342	-	10,255	-
Purchases, issuances, sales and settlements	(79,564)	(59,070)	-	(138,634)	4,316
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220

Amount of total losses included in earnings for the year ended December 31, 2010 attributable to the change in unrealized losses on assets still held at December 31, 2010	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousand of dollars)
Balance at December 31, 2008	$395,388	$150,241	$321	$545,950	$32,858
Total realized/unrealized losses:
Included in earnings and reported as realized investment losses, net	-	(10,107)	-	(10,107)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(2,534)
Included in other comprehensive income	(17,439)	(5,961)	-	(23,400)	-
Purchases, issuances, sales and settlements	(7,608)	(4,835)	-	(12,443)	(26,494)
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830

Amount of total losses included in earnings for the year ended December 31, 2009 attributable to the change in unrealized losses on assets still held at December 31, 2009	$-	$-	$-	$-	$-
Additional fair value disclosures related to our investment portfolio are included in Note 6 – “Investments”. Fair value disclosures related to our debt are included in Note 8 – “Debt”.

8.	Debt

Senior Notes

At December 31, 2010 we had outstanding $77.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. At December 31, 2009 we had outstanding $78.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes.  A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at December 31, 2010.

If we fail to meet any of the covenants of the Senior Notes discussed above; there is a failure to pay when due at maturity, or a default results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; or we fail to make a payment of principal of the Senior Notes when due or a payment of interest on the Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the applicable series of Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of either series of our Senior Notes each would have the right to accelerate the maturity of that series.  In addition, the trustee, U.S. Bank National Association, of these two issues of Senior Notes could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.

At December 31, 2010 and 2009, the fair value of the amount outstanding under our Senior Notes was $355.6 million and $293.2 million, respectively. The fair value was determined using publicly available trade information.

Interest payments on the Senior Notes were $20.5 million, $24.4 million and $27.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Convertible Senior Notes

In April 2010 we completed the sale of $345 million principal amount of 5% Convertible Senior Notes due in 2017.  We received net proceeds of approximately $334.4 million after deducting underwriting discount and offering expenses. Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2010. We do not have the right to defer interest payments on the Convertible Senior Notes. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

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

The Convertible Senior Notes are convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. The initial conversion price represents a 25% conversion premium based on the $10.75 per share price to the public in our concurrent common stock offering as discussed in Note 15 – “Shareholders’ equity.” These Convertible Senior Notes will be equal in right of payment to our existing Senior Notes, discussed above, and will be senior in right of payment to our existing Convertible Junior Debentures, discussed below. Debt issuance costs will be amortized to interest expense over the contractual life of the Convertible Senior Notes. The provisions of the Convertible Senior Notes are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the notes, which are contained in the Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee.

At December 31, 2010, the fair value of the amount outstanding under our Convertible Senior Notes was $400.5 million. The fair value was determined using publicly available trade information.

Interest payments on the Convertible Senior Notes were $8.9 million for the year ended December 31, 2010.

Convertible Junior Subordinated Debentures

At December 31, 2010 and 2009 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At December 31, 2010 and 2009 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $315.6 million and $291.8 million, respectively, with the unamortized discount reflected in equity. At December 31, 2009 we also had $35.8 million of deferred interest outstanding on the debentures which is included in other liabilities on the consolidated balance sheet. The debentures rank junior to all of our existing and future senior indebtedness.

Interest on the debentures is payable semi-annually in arrears on April 1 and October 1 of each year. As long as no event of default with respect to the debentures has occurred and is continuing, we may defer interest, under an optional deferral provision, for one or more consecutive interest periods up to ten years without giving rise to an event of default. Deferred interest will accrue additional interest at the rate then applicable to the debentures. During an optional deferral period we may not pay or declare dividends on our common stock. Violations of the covenants under the Indenture governing the debentures, including covenants to provide certain documents to the trustee, are not events of default under the Indenture and would not allow the acceleration of amounts that we owe under the debentures.  Similarly, events of default under, or acceleration of, any of our other obligations, including those described above, would not allow the acceleration of amounts that we owe under the debentures.  However, violations of the events of default under the Indenture, including a failure to pay principal when due under the debentures and certain events of bankruptcy, insolvency or receivership involving our holding company would allow acceleration of amounts that we owe under the debentures.

Interest on the debentures that would have been payable on the scheduled interest payment dates of April 1, 2009, October 1, 2009 and April 1, 2010 had been deferred for up to 10 years past the scheduled payment date. During this deferral period the deferred interest continued to accrue and compound semi-annually at an annual rate of 9%.

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

When interest on the debentures is deferred, we are required, not later than a specified time, to use reasonable commercial efforts to begin selling qualifying securities to persons who are not our affiliates. The specified time is one business day after we pay interest on the debentures that was not deferred, or if earlier, the fifth anniversary of the scheduled interest payment date on which the deferral started. Qualifying securities are common stock, certain warrants and certain non-cumulative perpetual preferred stock. The requirement to use such efforts to sell such securities is called the Alternative Payment Mechanism. Although there was no requirement to begin the Alternative Payment Mechanism, with respect to the deferral of interest described above, the common shares issued in April 2010, discussed in Note 15 – “Shareholders’ equity”, were qualifying securities. We had 180 days from the date of issuance of those shares to elect to use the proceeds to pay deferred interest and we elected to do so as described above.

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

We may redeem the debentures prior to April 6, 2013, in whole but not in part, only in the event of a specified tax or rating agency event, as defined in the Indenture. In any such event, the redemption price will be equal to the greater of (1) 100% of the principal amount of the debentures being redeemed and (2) the applicable make-whole amount, as defined in the Indenture, in each case plus any accrued but unpaid interest. On or after April 6, 2013, we may redeem the debentures in whole or in part from time to time, at our option, at a redemption price equal to 100% of the principal amount of the debentures being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the debentures for at least 20 of the 30 trading days preceding notice of the redemption. We will not be able to redeem the debentures, other than in the event of a specified tax event or rating agency event, during an optional deferral period.

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

The fair value of the debentures was approximately $432.4 million and $254.3 million, respectively, at December 31, 2010 and 2009, as determined using available pricing for these debentures or similar instruments.

Interest payments on the debentures were $75.0 million and $17.8 million for the years ended December 31, 2010 and 2008 respectively. There were no interest payments made on the debentures in 2009.

Other debt

In June 2009, we repaid the $200 million that was then outstanding under our bank revolving credit facility and terminated the facility. Interest payments related to that facility were $6.4 million and $13.1 million for the years ended December 31, 2009 and 2008, respectively.

9.	Loss reserves

As described in Note 3 – “Summary of significant accounting policies”, we establish reserves to recognize the estimated liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. Loss reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

The following table provides a reconciliation of beginning and ending loss reserves for each of the past three years:

	2010	2009	2008
	(In thousands)

Reserve at beginning of year	$6,704,990	$4,775,552	$2,642,479
Less reinsurance recoverable	332,227	232,988	35,244
Net reserve at beginning of year (1)	6,372,763	4,542,564	2,607,235
Adjustment to reserves (2)	(92,000)	-	-
Adjusted beginning reserves	6,280,763	4,542,564	2,607,235

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	1,874,449	2,912,679	2,684,397
Prior years (3)	(266,908)	466,765	387,104
Subtotal (4)	1,607,541	3,379,444	3,071,501

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	60,897	62,491	68,397
Prior years	2,256,206	1,605,668	1,332,579
Reinsurance terminations (5)	(37,680)	(118,914)	(264,804)
Subtotal (6)	2,279,423	1,549,245	1,136,172
Net reserve at end of year (7)	5,608,881	6,372,763	4,542,564
Plus reinsurance recoverables	275,290	332,227	232,988

Reserve at end of year	$5,884,171	$6,704,990	$4,775,552

(1)	At December 31, 2009, 2008 and 2007 the estimated reduction in loss reserves related to rescissions approximated $2.1 billion, $0.5 billion and $0.2 billion, respectively.

(2)
In periods prior to 2010 an estimate of premium to be refunded in conjunction with claim payments was included in Loss Reserves. In 2010, we separately stated portions of this liability in Other liabilities and Premium deficiency reserve on the consolidated balance sheet.

(3)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(4)	Rescissions mitigated our incurred losses by an estimated $0.2 billion, $2.5 billion and $0.4 billion in 2010, 2009 and 2008, respectively.

(5)
In a termination, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in net losses paid (reduction to losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred. (See Note 11 – “Reinsurance”)

(6)
Rescission mitigated our paid losses by an estimated $1.0 billion, $0.9 billion and $0.1 billion in 2010, 2009 and 2008, respectively, which excludes amounts that may have been applied to a deductible.

(7)	At December 31, 2010, 2009 and 2008 the estimated reduction in loss reserves related to rescissions approximated $1.3 billion, $2.1 billion and $0.5 billion, respectively.

The “Losses incurred” section of the table above shows losses incurred on default notices received in the current year and in prior years, respectively.  The amount of losses incurred relating to default notices received in the current year represents the estimated amount to be ultimately paid on such default notices.  The amount of losses incurred relating to default notices received in prior years represents the actual claim rate and severity associated with those defaults notices resolved in the current year differing from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the estimated claim rate and estimated severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure.

Current year losses incurred decreased in 2010 compared to 2009 primarily due to a decrease in the number of new notices received, from 259,876 in 2009 to 205,069 in 2010, as well as an increase in the percentage of new notices that cured from delinquency, which decreases the claim rate on new notices. These factors were somewhat offset by a smaller benefit from captive arrangements. Current year losses incurred increased in 2009 compared to 2008 primarily due to an increase in claim rates and a smaller benefit from captive arrangements, offset by a decrease in severity. The increase in claim rates experienced during 2009 was likely due to general economic conditions, including the unemployment rate, as well as further decreases in home values which may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. The increase in 2009 claim rates was significantly mitigated by an increase in expected rescission levels. The smaller benefit from captive arrangements is due to captive terminations in late 2008 and 2009. The decrease in severity, compared to an increase in 2008, was primarily due to an increase in expected rescission levels. The average exposure on policies rescinded in 2009 was higher than the average exposure on claims paid.

The development of the reserves in 2010, 2009 and 2008 is reflected in the “Prior years” line in the table above. The $266.9 million decrease in losses incurred in 2010 related to prior years was primarily related to a decrease in the expected claim rate on the defaults that occurred in prior periods which accounted for a decrease of approximately $432 million. The decrease in the claim rate is based on the resolution of approximately 55% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The decrease in the claim rate was due to greater cures experienced during 2010, a portion of which resulted from loan modifications. The decrease in the expected claim rate on prior defaults was partially offset by an increase in severity on pool defaults that occurred in prior periods which approximated $185 million. The increase in pool severity was based on the resolution of defaults that occurred in prior periods with higher claim amounts, which in part, were applied to remaining deductibles on certain pool policies. The remaining decrease in losses incurred related to prior years of approximately $20 million related to LAE reserves and reinsurance. Of the 250,440 primary defaults in our December 31, 2009 inventory, 109,920 primary defaults, approximately 44%, remained in our default inventory one year later at December 31, 2010. These defaults have a higher estimated claim rate when compared to a year ago because our experience is that as a default ages it become more likely to result in a claim payment (see further discussion below). Historically, approximately 75% of our default inventory was resolved in one year.

The $466.8 million increase in losses incurred in 2009 related to prior years was primarily related to an increase in the claim rate on defaults that occurred in prior periods which accounted for approximately $337 million of the increase. The increase in the claim rate is based on the resolution of approximately 50% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The increase in the claim rate was likely due to general economic conditions, including the unemployment rate, as well as further decreases in home values which may affect borrower willingness to continue to make mortgage payments. The increase in losses incurred in 2009 related to prior years was also due to an increase in severity on defaults that occurred in prior periods which accounted for approximately $137 million of the increase. The increase in severity was related to the weakening of the housing and mortgage markets which resulted in adverse claim sizes. The offsetting decrease in losses incurred related to prior years of approximately $7 million related to LAE reserves and reinsurance. The $387.1 million increase in losses incurred in 2008 related to prior years was primarily related to the significant increase in severity during the year, as compared to our estimates when originally establishing the reserves at December 31, 2007.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. It has historically taken, on average, approximately twelve months for a default which is not cured to develop into a paid claim, therefore, most losses paid relate to default notices received in prior years. Due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums and suspensions, servicing delays, court delays, loan modifications, our fraud investigations and our claim rescissions and denials for misrepresentation, it is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims. The “Losses paid” section of the table also includes a decrease in losses paid related to terminated reinsurance agreements as noted in footnote (2) of the table above.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at December 31, 2010 and approximated $113 million. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. (See Note 3 – “Summary of significant accounting policies – Revenue recognition”)

The decrease in the primary default inventory experienced during 2010 was generally across all markets and all book years. However the number of consecutive months a loan remains in the primary default inventory (the age of the item in default) has continued to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The impact of the decrease in the primary default inventory and estimated severity on losses incurred was partially offset by the impact of the increased age of the primary default inventory.

Aging of the Primary Default Inventory

	December 31,		December 31,		December 31,
	2010		2009		2008

Consecutive months in the default inventory
3 months or less	37,640	18%	48,252	19%	60,113	33%
4 - 11 months	58,701	27%	98,210	39%	75,476	41%
12 months or more	118,383	55%	103,978	42%	46,599	26%

Total primary default inventory	214,724	100%	250,440	100%	182,188	100%

Loans in default in our claims received inventory	20,898	10%	16,389	7%	13,275	7%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	December 31,		December 31,		December 31,
	2010		2009		2008

3 payments or less	51,003	24%	60,970	24%	68,010	37%
4 - 11 payments	65,797	31%	105,208	42%	76,194	42%
12 payments or more	97,924	45%	84,262	34%	37,984	21%

Total primary default inventory	214,724	100%	250,440	100%	182,188	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible or aggregate loss limit under a bulk or pool policy, and may have been charged to a captive reinsurer, as shown in the table below. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	2010	2009	2008
	(In billions)

Estimated rescission reduction - beginning reserve	$2.1	$0.5	$0.2

Estimated rescission reduction - losses incurred	0.2	2.5	0.4

Rescission reduction - paid claims	1.2	1.2	0.2
Amounts that may have been applied to a deductible	(0.2)	(0.3)	(0.1)
Net rescission reduction - paid claims	1.0	0.9	0.1

Estimated rescission reduction - ending reserve	$1.3	$2.1	$0.5

The $2.5 billion estimated mitigation of incurred losses during 2009 represents both the claims not paid in the period due to rescissions, as well as an increasing default inventory and an increasing expected rescission rate for those loans in default.  Even though rescissions mitigated our paid losses by a similar amount in 2010 as compared to 2009, the estimated mitigation of incurred losses declined to $0.2 billion for 2010. This decrease was caused by a decline in our default inventory in 2010, compared to an increase in 2009, as well as a modest decline in the expected rescission rate for loans in our default inventory during 2010, compared to a significantly increasing expected rescission rate during 2009 and a decrease in exposure on expected rescissions.

At December 31, 2010, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory due to their product mix, geographic location and vintage.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At December 31, 2010 and 2009 the estimate of this liability totaled $101 million and $88 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see Note 20 – “Litigation and contingencies.”

In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. Loans covered by this settlement agreement represented fewer than 10% of our policies in force as well as our delinquent inventory. Under this agreement, we waived certain of our rescission rights on loans subject to the agreement and the customer agreed to contribute to the cost of claims that we pay on those loans. The rescission rights we waived are for matters related to loan origination, which historically have been the basis for substantially all of our rescissions. In addition, under the agreement we reversed certain rescissions and the customer waived claims regarding certain other past rescissions.  We continue to discuss with other lenders their objections to material rescissions and/or the possibility of entering into a settlement agreement. In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount. Although it is reasonably possible that, when these discussions or legal proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability.

A rollforward of our primary default inventory for the years ended December 31, 2010, 2009 and 2008 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report and by transfers of servicing between loan servicers.

	2010	2009	2008

Default inventory at beginning of period	250,440	182,188	107,120
Plus: New Notices	205,069	259,876	263,603
Less: Cures	(183,017)	(149,251)	(161,069)
Less: Paids (including those charged to a deductible or captive)	(43,826)	(29,732)	(25,318)
Less: Rescissions and denials	(13,942)	(12,641)	(2,148)
Default inventory at end of period	214,724	250,440	182,188

Pool insurance notice inventory decreased from 44,231 at December 31, 2009 to 43,329 at December 31, 2010. The pool insurance notice inventory was 33,884 at December 31, 2008.

10.	Premium deficiency reserves

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. During 2010 the premium deficiency reserve on Wall Street bulk transactions declined by $14 million from $193 million, as of December 31, 2009, to $179 million as of December 31, 2010.  The $179 million premium deficiency reserve as of December 31, 2010 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2010 was 2.5%. During 2009 the premium deficiency reserve on Wall Street bulk transactions declined by $261 million from $454 million, as of December 31, 2008, to $193 million as of December 31, 2009. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2009 was 3.6%.

The components of the premium deficiency reserve at December 31, 2010, 2009 and 2008 appear in the table below.

	December 31,	December 31,	December 31,
	2010	2009	2008
	(In millions)
Present value of expected future premium	$506	$427	$712

Present value of expected future paid losses and expenses	(1,760)	(2,157)	(3,063)

Net present value of future cash flows	(1,254)	(1,730)	(2,351)

Established loss reserves	1,075	1,537	1,897

Net deficiency	$(179)	$(193)	$(454)

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

The decrease in the premium deficiency reserve for the years ended December 31, 2010 and 2009 was $14 million and $261 million, respectively, as shown in the charts below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for 2010 is primarily related to higher estimated ultimate premiums, which is principally related to an increase in the projected persistency rate. The change in assumptions for 2009 primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums. The lower estimated ultimate losses and lower estimated ultimate premiums were primarily due to higher expected rates of rescissions.

	Year ended December 31,
	2010		2009
	(In millions)

Premium Deficiency Reserve at beginning of period		$(193)		$(454)
Adjustment to premium deficiency reserve (1)		(37)		-
Adjusted premium deficiency reserve at beginning of period		(230)		(454)

Paid claims and loss adjustment expenses	$426		$584
Decrease in loss reserves	(425)		(360)
Premium earned	(128)		(156)
Effects of present valuing on future premiums, losses and expenses	(25)		21

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(152)		89

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses expenses and discount rate (2)		203		172

Premium Deficiency Reserve at end of period		$(179)		$(193)

(1) In periods prior to 2010 an estimate of premium to be refunded in conjunction with claim payments was included in Loss Reserves. In 2010, we separately stated this liability in Premium deficency reserve on the consolidated balance sheet. (See Note 3 - "Summary of significant accounting policies - Revenue recognition")

(2) A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of December 31, 2010, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

11.	Reinsurance

We cede a portion of our business to reinsurers and record assets for reinsurance recoverable on loss reserves and prepaid reinsurance premiums. We cede primary business to reinsurance subsidiaries of certain mortgage lenders (“captives”). The majority of ceded premiums relates to these agreements. Historically, most of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder have been quota share agreements. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss (typically 4% or 5%), the captives are responsible for the second aggregate layer of loss (typically 5% or 10%) and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically range from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captive’s portion of both premiums and losses typically ranging from 25% to 50%. Effective January 1, 2009, we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured on an excess of loss basis through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. New business remains eligible to be ceded under quota share reinsurance arrangements, limited to a 25% cede rate. During 2009 and 2010, many of our captive arrangements have either been terminated or placed into run-off.

Under these agreements the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The trust assets are primarily invested in money market funds and government issued securities. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account.  In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account.  However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off (in a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans). In the event that the captive’s incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds, we may also be allowed to terminate the captive agreement, assume the captive’s obligations, transfer the assets in the trust accounts to us, and retain all future premium payments.

The reinsurance recoverable on loss reserves related to captive agreements was approximately $248 million and $297 million at December 31, 2010 and 2009, respectively. The total fair value of the trust fund assets under our captive agreements at December 31, 2010 and 2009 was approximately $510 million and $547 million, respectively. During 2010 and 2009, $38 million and $119 million, respectively, of trust fund assets were transferred to us as a result of captive terminations. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in our net losses paid (reduction in losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred.

Since 2005, we have entered into three separate aggregate excess of loss reinsurance agreements under which we ceded approximately $130 million of risk in force in the aggregate to three special purpose reinsurance companies. In 2008, we terminated one of these excess of loss reinsurance agreements. The remaining amount of ceded risk in force at December 31, 2010 was approximately $45.9 million.  Additionally, certain pool polices written by us have been reinsured with one domestic reinsurer. We receive a ceding commission under certain reinsurance agreements.

Generally, reinsurance recoverables on primary loss reserves, paid losses and prepaid reinsurance premiums are supported by trust funds or letters of credit.  As such, we have not established an allowance against these recoverables.

The effect of these agreements on premiums earned and losses incurred is as follows:

	2010	2009	2008
	(In thousands)
Premiums earned:
Direct	$1,236,949	$1,406,977	$1,601,610
Assumed	3,091	3,339	3,588
Ceded	(71,293)	(107,975)	(212,018)

Net premiums earned	$1,168,747	$1,302,341	$1,393,180

Losses incurred:
Direct	$1,716,538	$3,637,706	$3,553,029
Assumed	4,128	4,290	1,456
Ceded	(113,125)	(262,552)	(482,984)

Net losses incurred	$1,607,541	$3,379,444	$3,071,501

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

12.	Investments in joint ventures

C-BASS

C-BASS, a limited liability company, is an unconsolidated, less than 50%-owned investment of ours that is not controlled by us. Historically, C-BASS was principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. In 2007, C-BASS ceased its operations and was managing its portfolio pursuant to a consensual, non-bankruptcy restructuring, under which its assets are to be paid out over time to its secured and unsecured creditors. In November 2010, C-BASS filed for Chapter 11 bankruptcy protection. In the third quarter of 2007, we concluded that our total equity interest in C-BASS was impaired. In addition, during the fourth quarter of 2007 due to additional losses incurred by C-BASS, we reduced the carrying value of our $50 million note from C-BASS to zero.  At December 31, 2010 and 2009 our current book value of C-BASS, including our note receivable from C-BASS, remains at zero.

Sherman

During the period in which we held an equity interest in Sherman, Sherman was principally engaged in the business of purchasing and collecting for its own account delinquent consumer assets which were primarily unsecured, and in originating and servicing subprime credit card receivables.  The borrowings used to finance these activities were included in Sherman’s balance sheet.  A substantial portion of Sherman's consolidated assets were investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman's results of operations were sensitive to estimates by Sherman's management of ultimate collections on these portfolios.

In August 2008 we sold our entire interest in Sherman to Sherman. Our interest sold represented approximately 24.25% of Sherman’s equity. The sale price paid was $124.5 million in cash and by delivery of Sherman’s unsecured promissory note in the principal amount of $85 million (the “Note”).  The scheduled maturity of the Note was February 13, 2011 and it paid interest, monthly, at the annual rate equal to three-month LIBOR plus 500 basis points.  The Note was issued under a Credit Agreement, dated August 13, 2008, between Sherman and MGIC. Sherman repaid the Note in December 2010 for approximately $83.5 million. The carrying value of the Note at the time of repayment was approximately $84.0 million. The loss recognized on the repayment of $0.5 million is included in net realized investment gains on the statement of operations for the year ended December 31, 2010.

At the time of sale the Note had a fair value of $69.5 million (18.25% discount to par). The fair value was determined by comparing the terms of the Note to the discounts and yields on comparable bonds. The fair value was also discounted for illiquidity and lack of ratings. The discount was amortized to interest income over the life of the Note. The gain recognized on the sale was $62.8 million, and is included in realized investment gains (losses) on the statement of operations for the year ended December 31, 2008. The value of the Sherman Note and related interest receivable at December 31, 2009 was $78.1 million and was included in Other assets on our consolidated balance sheet.

In connection with the sale of our interest in Sherman, we waived, effective at the time at which the Note was paid in full, our right to any contingent consideration for the sale of the interests in Sherman that we sold in September 2008 to an entity owned by the management of Sherman.  Upon such a sale, we would have been entitled to an additional cash payment if the purchaser’s after-tax rate of return on the interests purchased exceeded a threshold that equated to an annual return of 16%.

A Sherman summary income statement for the seven months ended July 31, 2008 appears below. Prior to the sale of our interest, we did not consolidate Sherman with us for financial reporting purposes, and we did not control Sherman.  Sherman’s internal controls over its financial reporting were not part of our internal controls over our financial reporting. However, our internal controls over our financial reporting included processes to assess the effectiveness of our financial reporting as it pertained to Sherman. We believe those processes were effective in the context of our overall internal controls.

Sherman Summary Income Statement:

Seven Months Ended

July 31, 2008*
(unaudited)
(In millions)

Revenues from receivable portfolios	$660.3
Portfolio amortization	264.8
Revenues, net of amortization	395.5

Credit card interest income and fees	475.6
Other revenue	35.3
Total revenues	906.4

Total expenses	740.1

Income before tax	$166.3

Company's income from Sherman	$35.6

*The income statement only reflects Sherman’s results and our income from Sherman through July 31, 2008 as a result of the sale of our remaining interest in August 2008.

The “Company’s income from Sherman” line item in the table above includes $3.6 million of additional amortization expense in 2009 above Sherman’s actual amortization expense, related to additional interests in Sherman that we purchased during the third quarter of 2006 at a price in excess of book value.

13.	Benefit plans

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

		Pension and Supplemental Executive Retirement Plans			Other Postretirement Benefits
Components of Net Periodic Benefit Cost for fiscal year ending
		12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
		(In thousands)
1.	Company Service Cost	$8,531	$8,154	$8,677	$1,126	$1,280	$3,886
2.	Interest Cost	15,535	14,300	13,950	1,183	1,463	4,966
3.	Expected Return on Assets	(14,502)	(15,340)	(19,348)	(2,891)	(2,229)	(3,766)
4.	Other Adjustments	-	-	-	-	-	-
	Subtotal	9,564	7,114	3,279	(582)	514	5,086
5.	Amortization of :
	a. Net Transition Obligation/(Asset)	-	-	-	-	-	283
	b. Net Prior Service Cost/(Credit)	650	716	684	(6,138)	(6,059)	-
	c. Net Losses/(Gains)	5,924	6,330	510	764	1,704	-
	Total Amortization	6,574	7,046	1,194	(5,374)	(4,355)	283
6.	Net Periodic Benefit Cost	16,138	14,160	4,473	(5,956)	(3,841)	5,369
7.	Cost of settlements or curtailments	-	-	-	-	-	-
8.	Total Expense for Year	$16,138	$14,160	$4,473	$(5,956)	$(3,841)	$5,369

Development of Funded Status
		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
		12/31/2010	12/31/2009	12/31/2010	12/31/2009
		(In thousands)

Actuarial Value of Benefit Obligations
1.	Measurement Date	12/31/2010	12/31/2009	12/31/2010	12/31/2009
2.	Accumulated Benefit Obligation	270,684	237,257	26,200	24,144

Funded Status
1.	Projected Accumulated Benefit Obligation	(291,456)	(258,592)	(26,200)	(24,144)
2.	Plan Assets at Fair Value	284,080	243,369	44,362	38,920
3.	Funded Status - Overfunded	N/A	N/A	18,162	14,776
4.	Funded Status - Underfunded	(7,376)	(15,223)	N/A	N/A

Accumulated Other Comprehensive Income

		12/31/2010	12/31/2009	12/31/2010	12/31/2009
		(In thousands)
1.	Net Actuarial (Gain)/Loss	$81,802	$90,655	$13,463	$16,517
2.	Net Prior Service Cost/(Credit)	2,847	2,748	(47,290)	(52,707)
3.	Net Transition Obligation/(Asset)	-	-	-	-
4.	Total at Year End	84,649	93,403	(33,827)	(36,190)

The changes in the projected benefit obligation are as follows:

		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Change in Projected Benefit Obligation
		12/31/2010	12/31/2009	12/31/2010	12/31/2009
		(In thousands)
1.	Benefit Obligation at Beginning of Year	$258,592	$229,039	$24,144	$25,282
2.	Company Service Cost	8,531	8,154	1,126	1,280
3.	Interest Cost	15,535	14,300	1,183	1,463
4.	Plan Participants' Contributions	-	-	327	281
5.	Net Actuarial (Gain)/Loss due to Assumption Changes	10,425	17,428	(2,925)	359
6.	Net Actuarial (Gain)/Loss due to Plan Experience	3,624	(5,800)	3,695	(2,490)
7.	Benefit Payments from Fund	(5,769)	(4,988)	(510)	(467)
8.	Benefit Payments Directly by Company	(231)	(231)	(120)	(738)
9.	Plan Amendments	749	690	(720)	(721)
10.	Other Adjustment	-	-	-	(105)
11.	Benefit Obligation at End of Year	$291,456	$258,592	$26,200	$24,144

The changes in the fair value of the net assets available for plan benefits are as follows:

Change in Plan Assets
		12/31/2010	12/31/2009	12/31/2010	12/31/2009
		(In thousands)
1.	Fair Value of Plan Assets at Beginning of Year	$243,369	$206,729	$38,920	$30,190
2.	Company Contributions	15,231	10,231	-	-
3.	Plan Participants' Contributions	-	-	327	281
4.	Benefit Payments from Fund	(5,769)	(4,988)	(510)	(467)
5.	Benefit Payments paid directly by Company	(231)	(231)	(120)	(738)
6.	Actual Return on Assets	31,480	31,628	5,951	9,197
11.	Other Adjustment	-	-	(207)	457
12.	Fair Value of Plan Assets at End of Year	284,080	243,369	44,361	38,920

		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Change in Accumulated Other Comprehensive Income (AOCI)
		12/31/2010	12/31/2009	12/31/2010	12/31/2009
		(In thousands)
1.	AOCI in Prior Year	$93,403	$104,420	$(36,190)	$(30,726)
2.	Increase/(Decrease) in AOCI
	a. Recognized during year - Prior Service (Cost)/Credit	(650)	(716)	6,138	6,059
	b. Recognized during year - Net Actuarial (Losses)/Gains	(5,924)	(6,330)	(764)	(1,704)
	c. Occurring during year - Prior Service Cost	749	690	(720)	(721)
	d. Occurring during year - Net Actuarial Losses/(Gains)	(2,929)	(4,661)	(2,291)	(9,098)
3.	AOCI in Current Year	$84,649	$93,403	$(33,827)	$(36,190)

Amortizations Expected to be Recognized During Next Fiscal Year
		12/31/2010	12/31/2009	12/31/2010	12/31/2009
		(In thousands)
1.	Amortization of Net Transition
	Obligation/(Asset)	$-	$-	$-	$-
2.	Amortization of Prior Service Cost/(Credit)	650	559	(6,217)	(6,138)
3.	Amortization of Net Losses/(Gains)	4,868	5,754	750	1,025

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Actuarial Assumptions
		12/31/2010	12/31/2009	12/31/2010	12/31/2009
Weighted-Average Assumptions Used to Determine
	Benefit Obligations at year end
1.	Discount Rate	5.75%	6.00%	5.50%	5.75%
2.	Rate of Compensation Increase	3.00%	3.00%	N/A	N/A

Weighted-Average Assumptions Used to Determine
	Net Periodic Benefit Cost for Year
1.	Discount Rate	6.00%	6.50%	5.75%	6.50%
2.	Expected Long-term Return on Plan Assets	6.00%	7.50%	7.50%	7.50%
3.	Rate of Compensation Increase	3.00%	3.00%	N/A	N/A

	Assumed Health Care Cost Trend Rates at year end
1.	Health Care Cost Trend Rate Assumed for Next Year	N/A	N/A	8.50%	8.50%
2.	Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	N/A	N/A	5.00%	5.00%
3.	Year That the Rate Reaches the Ultimate Trend Rate	N/A	N/A	2018	2017

In selecting a discount rate, we performed a hypothetical cash flow bond matching exercise, matching our expected pension plan and postretirement medical plan cash flows, respectively, against a selected portfolio of high quality corporate bonds. The modeling was performed using a bond portfolio of noncallable bonds with at least $25 million outstanding. The average yield of these hypothetical bond portfolios was used as the benchmark for determining the discount rate. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the classes of funds invested or to be invested to provide for the benefits of these plans.  This included considering the trusts' targeted asset allocation for the year and the expected returns likely to be earned over the next 20 years.

The weighted-average asset allocations of the plans are as follows:

		Pension Plan		Other Postretirement Benefits
Plan Assets
		12/31/2010	12/31/2009	12/31/2010	12/31/2009
	Allocation of Assets at year end
1.	Equity Securities	38%	30%	100%	100%
2.	Debt Securities	62%	70%	0%	0%
3.	Other	0%	0%	0%	0%
4.	Total	100%	100%	100%	100%

	Target Allocation of Assets
1.	Equity Securities	30%	30%	100%	100%
2.	Debt Securities	70%	70%	0%	0%
3.	Other	0%	0%	0%	0%
4.	Total	100%	100%	100%	100%

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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31 2010.

Assets at Fair Value as of December 31, 2010

Pension Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Mutual Funds	$80,556	$-	$-	$80,556
Common Stocks	45,774	-	-	45,774
Corporate Bonds	-	127,116	-	127,116
U.S. Government Securities	5,318	-	-	5,318
Municipals	-	9,105	-	9,105
Foreign Bonds	-	13,525	-	13,525
Foreign Stocks	2,686	-	-	2,686
Total Assets at fair value	$134,334	$149,746	$-	$284,080

Our pension plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:

Fixed income allocation

•	Protect actuarial benefit payment stream through asset liability matching
•	Reduce volatility of investment returns compared to actuarial benefit liability

Equity allocation

•	Protect long tailed liabilities through the use of equity portfolio
•	Achieve competitive investment results

The primary focus in developing asset allocation ranges for the portfolio is the assessment of the portfolio's investment objectives and the level of risk that is acceptable to obtain those objectives.  To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum

Fixed income	40%	100%
Equity	0%	60%
Cash equivalents	0%	10%

Investment in international oriented funds is limited to a maximum of 25% of the equity range.

The following table sets forth by level, within the fair value hierarchy, the postretirement plan assets at fair value as of December 31 2010.

Assets at Fair Value as of December 31, 2010

Postretirement Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Mutual Funds	$44,362	$-	$-	$44,362
Total Assets at fair value	$44,362	$-	$-	$44,362

Our postretirement plan portfolio returns are expected to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in the Consumer Price Index
•	Achieve competitive investment results

The primary focus in developing asset allocation ranges for the portfolio is the assessment of the portfolio's investment objectives and the level of risk that is acceptable to obtain those objectives.  To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum
Fixed income	0%	10%
Equity	90%	100%

Given the long term nature of this portfolio and the lack of any immediate need for significant cash flow, it is anticipated that the equity investments will consist of growth stocks and will typically be at the higher end of the allocation ranges above.  Investment in international oriented funds is limited to a maximum of 25% of the portfolio.

The following tables show the actual and estimated future contributions and actual and estimated future benefit payments.

		Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
Company Contributions
		12/31/2010	12/31/2009	12/31/2010	12/31/2009
		(In thousands)
	Company Contributions for the Year Ending:
1.	Current	15,231	10,231	-	-
2.	Current + 1	10,530	10,575	-	-

Benefit Payments (Total)
		12/31/2010	12/31/2009	12/31/2010	12/31/2009
		(In thousands)
	Actual Benefit Payments for the Year Ending:
1.	Current	6,000	5,218	303	923
	Expected Benefit Payments for the Year Ending:
2.	Current + 1	9,457	7,734	924	1,018
3.	Current + 2	10,846	8,827	1,160	1,238
4.	Current + 3	11,942	10,287	1,268	1,454
5.	Current + 4	14,204	11,500	1,464	1,567
6.	Current + 5	14,710	13,892	1,548	1,824
7.	Current + 6 - 10	91,135	83,034	10,496	11,926

Health care sensitivities

For measurement purposes, an 8.5% health care trend rate was used for pre-65 benefits for 2010. In 2011, the rate is assumed to be 8.5%, decreasing to 5.0% by 2018 and remaining at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(In thousands)

Effect on total service and interest cost components	$289	$(250)
Effect on postretirement benefit obligation	2,411	(2,115)

We have a profit sharing and 401(k) savings plan for employees.  At the discretion of the Board of Directors, we may make a profit sharing contribution of up to 5% of each participant's eligible compensation.  We provide a matching 401(k) savings contribution on employees' before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed.  We recognized profit sharing expense and 401(k) savings plan expense of $3.7 million, $3.1 million and $4.5 million in 2010, 2009 and 2008, respectively.

14.	Income taxes

Net deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Total deferred tax assets	$651,568	$558,445
Total deferred tax liabilities	(249,989)	(323,126)

Net deferred tax asset before valuation allowance	401,579	235,319
Valuation allowance	(410,333)	(238,490)
Net deferred tax liability	$(8,754)	$(3,171)

The components of the net deferred tax liability as of December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Unearned premium reserves	$14,313	$18,668
Convertible debentures	(25,864)	(34,208)
Net operating loss	432,827	299,582
Loss reserves	85,425	101,550
Unrealized (appreciation) depreciation in investments	(31,379)	(55,840)
Mortgage investments	17,934	19,073
Deferred compensation	19,080	19,621
Investments in joint ventures	(165,598)	(208,787)
Premium deficiency reserves	49,644	67,615
Loss due to "other than temporary" impairments	14,160	16,858
Other, net	(8,963)	(8,813)

Net deferred tax asset before valuation allowance	401,579	235,319
Valuation allowance	(410,333)	(238,490)
Net deferred tax liability	$(8,754)	$(3,171)

We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed below, we have reduced our benefit from income tax by establishing a valuation allowance during 2010.

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

In the first quarter of 2009, we redeemed the remaining balance of our tax and loss bonds of $431.5 million. Therefore, the remaining contingency reserves were released and are no longer available to support any net deferred tax assets. Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. During 2009, our deferred tax asset valuation allowance was reduced by the deferred tax liability related to $159.5 million of unrealized gains on investments that were recorded to equity. During 2010, our deferred tax valuation allowance was increased by the change in the deferred tax liability related to $69.9 million of unrealized losses on investments that were recorded to equity.  In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

	2010	2009
	(In millions)

Benefit from income taxes	$(145.3)	$(681.3)
Change in valuation allowance	149.6	238.5

Tax provision (benefit)	$4.3	$(442.8)

The increase in the valuation allowance that was included in other comprehensive income was $22.2 million and zero for the years ended December 31, 2010 and 2009, respectively. The total valuation allowance as of December 31, 2010 and December 31, 2009 was $410.3 million and $238.5 million, respectively.

Legislation enacted in 2009 expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the Consolidated Statement of Operations for the carryback of 2009 losses. The refund related to these benefits was received in the second quarter of 2010.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1,237 million of net operating loss carryforwards on a regular tax basis and $428 million of net operating loss carryforwards for computing the alternative minimum tax as of December 31, 2010. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 and 2030.

The following summarizes the components of the provision for (benefit from) income taxes:

	2010	2009	2008
	(In thousands)

Current	$1,618	$(621,170)	$(654,245)
Deferred	(19)	175,194	250,940
Other	2,736	3,200	5,507

Provision for (benefit from) income taxes	$4,335	$(442,776)	$(397,798)

We received $289.1 million, $437.5 million and $938.1 million in federal income tax in 2010, 2009 and 2008, respectively. Proceeds received in 2010 were primarily from the carryback of 2009 losses.  Proceeds received in 2009 and 2008 were primarily from the redemption of tax and loss bonds. At December 31, 2008, we owned $431.5 million of tax and loss bonds. We did not own any tax and loss bonds at December 31, 2010 or 2009.

The reconciliation of the federal statutory income tax benefit rate to the effective income tax (benefit) rate is as follows:

	2010		2009		2008

Federal statutory income tax benefit rate	(35.0	) %	(35.0	) %	(35.0	) %
Valuation allowance	41.6		13.5		-
Tax exempt municipal bond interest	(10.5)		(3.6)		(7.5)
Other, net	5.1		-		0.5

Effective income tax (benefit) rate	1.2%		(25.1	) %	(42.0	) %

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties. The primary adjustment in both examinations related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICS”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. We appealed those adjustments and, in August 2010, we reached a tentative settlement agreement with the IRS. The settlement agreement is subject to review by the Joint Committee on Taxation of Congress because net operating losses incurred in 2009 were carried back to taxable years that were included in the agreement. A final agreement is expected to be entered into when the review is complete, although we do not expect there will be any substantive change in the terms of a final agreement from those in the tentative agreement. We adjusted our tax provision and liabilities for the effects of this agreement in the third quarter of 2010 and believe that they accurately reflect our exposure in regard to this issue.

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

	Unrecognized tax benefits
	2010	2009	2008
	(In millions)

Balance at beginning of year	$91.1	$87.9	$86.1
Additions based on tax positions related to the current year	-	0.3	0.7
Additions for tax positions of prior years	18.2	2.9	1.1
Reductions for tax positions of prior years	-	-	-
Settlements	-	-	-
Balance at end of year	$109.3	$91.1	$87.9

The total amount of the unrecognized tax benefits that would affect our effective tax rate is $96.7 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. During 2010, we recognized $3.3 million in interest. As of December 31, 2010 and 2009, we had $25.9 million and $22.6 million of accrued interest related to uncertain tax positions, respectively.  The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2000. Based on our tentative agreement with the IRS, we expect our total amount of unrecognized tax benefits to be reduced by $103.5 million during 2011, while after taking into account prior payments and the effect of available NOL carrybacks, we expect net cash outflows to equal approximately $22 million.

15.	Shareholders' equity

In April 2010 we completed the public offering and sale of 74,883,720 shares of our common stock at a price of $10.75 per share. We received net proceeds of approximately $772.4 million, after deducting underwriting discount and offering expenses. The shares of common stock sold were newly issued shares.

We have 28.9 million authorized shares reserved for conversion under our convertible debentures and 25.7 million authorized shares reserved for conversion under our convertible senior notes. (See Note 8 – “Debt”)

16.	Dividend restrictions

Our insurance subsidiaries are subject to statutory regulations as to maintenance of policyholders' surplus and payment of dividends.  The maximum amount of dividends that the insurance subsidiaries may pay in any twelve-month period without regulatory approval by the Office of the Commissioner of Insurance of the State of Wisconsin is the lesser of adjusted statutory net income or 10% of statutory policyholders' surplus as of the preceding calendar year end. Adjusted statutory net income is defined for this purpose to be the greater of statutory net income, net of realized investment gains, for the calendar year preceding the date of the dividend or statutory net income, net of realized investment gains, for the three calendar years preceding the date of the dividend less dividends paid within the first two of the preceding three calendar years.

The senior notes, convertible senior notes and convertible debentures, discussed in Note 8 – “Debt”, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009 and 2010, MGIC has not paid any dividends to our holding company. Through 2011, MGIC and our other insurance subsidiaries cannot pay any dividends to our holding company without approval from the OCI.

In 2008, we paid dividends of $8.2 million or $0.075 per share. In the fourth quarter of 2008, we suspended the payment of dividends.

17.	Statutory capital

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

Under statutory accounting practices, changes in deferred tax assets and liabilities are recognized as a separate component of gains and losses in statutory surplus. Under GAAP, changes in deferred tax assets and liabilities are recorded on the statement of operations as a component of the (benefit) provision for income tax.

Under statutory accounting practices, fixed maturity investments are generally valued at amortized cost.  Under GAAP, those investments which we do not have the ability and intent to hold to maturity are considered to be available-for-sale and are recorded at fair value, with the unrealized gain or loss recognized, net of tax, as an increase or decrease to shareholders' equity.

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

The statutory net income, surplus and the contingency reserve liability of the insurance subsidiaries (excluding the non-insurance companies), as well as the surplus contributions made to MGIC and other insurance subsidiaries and dividends paid by MGIC to us, are as follows:

Year Ended December 31,	Net (loss)Income	Surplus	Contingency Reserve
	(In thousands)

2010	$113,651	$1,692,392	$5,480
2009	(44,669)	1,442,407	417,587
2008	(172,196)	1,612,953	2,087,265

Year Ended December 31,	Surplus contributions made to MGIC by the parent company	Surplus contributions made to other insurance subsidiaries by the parent company	Dividends paid by MGIC to the parent company
	(In thousands)

2010	$200,000	$-	$-
2009	-	-	-
2008	550,000	175,000	170,000
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

Some states that regulate us have provisions that limit the risk-to-capital ratio of a mortgage guaranty insurance company to 25 to 1. This ratio is computed on a statutory basis for our insurance entities and is our net risk in force divided by our policyholders’ position. Policyholders’ position consists primarily of statutory policyholders’ surplus, plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year. If an insurance company’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit.

At December 31, 2010, MGIC exceeded MPP by approximately $225 million, and we exceeded MPP by approximately $290 million on a combined basis. At December 31, 2010 MGIC’s risk-to-capital was 19.8 to 1 and was 23.2 to 1 on a combined basis.  See Note 1 – “Nature of business – Capital” for a discussion of our capital plans.

18.	Share-based compensation plans

We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period.  Awards under our plans generally vest over periods ranging from one to five years.

The compensation cost that has been charged against income for the share-based plans was $13.7 million, $15.2 million and $17.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  The related income tax benefit, before valuation allowance, recognized for the share-based compensation plans was $1.5 million, $5.3 million and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

A summary of option activity in the stock incentive plans during 2010 is as follows:

	Weighted Average Exercise Price	Shares Subject to Option

Outstanding, December 31, 2009	$56.78	2,298,400

Granted	-	-
Exercised	-	-
Forfeited or expired	46.26	(548,700)

Outstanding, December 31, 2010	$60.08	1,749,700

There were no options granted or exercised in 2010, 2009 or 2008.

The following is a summary of stock options outstanding, all of which are exercisable, at December 31, 2010:

	Options Outstanding and Exercisable
Exercise Price Range	Shares	Remaining Average Life (years)	Weighted Average Exercise Price

$43.70 - 43.70	350,500	2.1	$43.70

$53.70 - 68.20	1,399,200	1.6	$64.19

Total	1,749,700	1.7	$60.08

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 was zero.  The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $10.19 as of December 31, 2010 which would have been received by the option holders had all option holders exercised their options on that date. Because our closing stock price at December 31, 2010 was below all exercise prices, none of the outstanding options had any intrinsic value.

A summary of restricted stock or restricted stock unit activity during 2010 is as follows:

	Weighted Average Grant Date Fair Market Value	Shares

Restricted stock outstanding at December 31, 2009	$21.27	3,315,310

Granted	6.82	1,649,350
Vested	14.75	(1,376,923)
Forfeited	63.63	(130,471)

Restricted stock outstanding at December 31, 2010	$14.69	3,457,266

At December 31, 2010, the 3.5 million shares of restricted stock outstanding consisted of 2.3 million shares that are subject to performance conditions (“performance shares”) and 1.2 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2009 and 2008 was $3.11 and $15.38, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant. At December 31, 2010, 649,463 shares were available for future grant under the 2002 stock incentive plan.  Of the shares available for future grant, 504,593 are available for restricted stock awards. The total fair value of restricted stock vested during 2010, 2009 and 2008 was $8.5 million, $1.3 million and $3.3 million, respectively.

As of December 31, 2010, there was $30.6 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the 2002 Plan.  Of this total, $26.7 million of unrecognized compensation costs relate to performance shares and $3.9 million relates to time vested shares. The unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 0.7 years.

19.	Leases

We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next six years. Generally, rental payments are fixed.

Total rental expense under operating leases was $6.3 million, $6.8 million and $8.1 million in 2010, 2009 and 2008, respectively.

At December 31, 2010, minimum future operating lease payments are as follows (in thousands):

2011	$2,991
2012	1,847
2013	718
2014	554
2015 and thereafter	173

Total (1)	$6,283

(1) Minimum payments have not been reduced by minimum sublease rentals of $555 thousand due in the future under noncancelable subleases.

20.	Litigation and contingencies

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Seven mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC settled class action litigation against it under RESPA in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004 following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On November 29, 2010, six mortgage insurers (including MGIC) and a large mortgage lender (which was the plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in Federal District Court for the District of Columbia.  The complaint alleges various causes of action related to the captive mortgage reinsurance arrangements of this mortgage lender, including that the defendants violated RESPA by paying the lender’s captive reinsurer excessive premiums in relation to the risk assumed by that captive. The named plaintiffs’ loan was not insured by MGIC and it is our understanding that it was not reinsured by this mortgage lender’s captive reinsurance affiliates.  We intend to defend MGIC against this complaint vigorously but we are unable to predict the outcome of the litigation or its effect on us.  While we are only a defendant in this RESPA case, there can be no assurance that we will not be subject to future litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

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

Since October 2007 we had been involved in an investigation conducted by the Division of Enforcement of the SEC. The investigation had focused on disclosure and financial reporting by us and by a co-investor in 2007 regarding our respective investments in our C-BASS joint venture. We have provided documents to the SEC and a number of our executive officers, as well as other employees, have testified. On January 18, 2011, the staff of the Division of Enforcement issued a formal closing letter advising us that the investigation has been terminated against us, our executive officers and other employees, and that it did not intend to recommend any enforcement action by the SEC.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On April 12, 2010, we filed a motion in opposition to the plaintiff’s motion for leave to amend its complaint. On December 8, 2010, the plaintiff’s motion to file an amended complaint was denied and the Complaint was dismissed with prejudice.  On January 6, 2011, the plaintiff appealed the February 18, 2010 and December 8, 2010 decisions to the United States Court of Appeals for the Seventh Circuit.  We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We have appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court. On May 17, 2010, the Court of Appeals denied a stay of the District Court’s remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court.  On August 26, 2010, Countrywide filed an opposition to our petition.  Countrywide’s opposition states that there are thousands of loans for which it disputes MGIC’s interpretation of the flow insurance policies at issue. On September 16, 2010, we filed a reply to Countrywide’s opposition.  On October 1, 2010, the California State Court stayed the litigation in that court pending a final ruling on our appeal.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which were insured through the flow channel and numbered more than 1,400 loans as of the filing of the action.  On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. On December 20, 2010, we filed an amended demand in the arbitration proceeding.  This amended demand increased the number of loans for which we denied and/or rescinded coverage and which were insured through the flow channel to more than 3,300.  We continue to rescind insurance coverage on additional Countrywide loans.  On December 20, 2010 Countrywide filed an amended response. In the amended response, Countrywide is seeking relief for rescissions on loans insured by MGIC through the flow channel and more than 30 bulk insurance policies.  In correspondence with MGIC, Countrywide has indicated that it believes MGIC has improperly rescinded coverage on approximately 4,700 loans. The amended response also seeks damages as a result of purported breaches of insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. The amended response states that Countrywide seeks damages “well-exceeding” $150 million; the original response sought damages of at least $150 million.  On January 17, 2011, Countrywide filed an answer to MGIC’s amended demand and MGIC filed an answer to Countrywide’s amended response.  Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage.  While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue.  The hearing before the panel on the bellwether loans is scheduled to begin in October 2011.

During 2008-2010, rescissions of Countrywide-related loans mitigated our paid losses on the order of $315 million. This amount is the amount we estimate we would have paid had the loans not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72 thousand. At December 31, 2010, 44,838 loans in our primary delinquency inventory were Countrywide-related loans (approximately 21% of our primary delinquency inventory). Of these 44,838 loans, some will cure their delinquency and the remainder will either become paid claims or will be rescinded. During 2008-2010, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 72% were paid and the remaining 28% were rescinded.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. As discussed in Note 9 – “Loss reserves”, during 2008-2010 we estimated that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.0 billion of mitigation on paid losses, excluding amounts that would have been applied to a deductible. At December 31, 2010 we estimate that our total loss reserves were benefited from rescissions by approximately $1.3 billion.

We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us. Also, although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In the second quarter of 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. We continue to discuss with other lenders their objections to material rescissions. In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount. Because our rescission practices with Countrywide do not differ from our practices with other servicers, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. For additional information about rescissions as well as this settlement agreement, see Note 9 – “Loss reserves”.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through December 31, 2010, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into 2010. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

See Note 14 – “Income taxes” for a description of federal income tax contingencies.

21.	Unaudited quarterly financial data

	Quarter
2010	First	Second	Third	Fourth (b)	2010 Year
	(In thousands, except share data)

Net premiums written	$256,058	295,346	278,982	271,409	1,101,795
Net premiums earned	271,952	309,174	296,496	291,125	1,168,747
Investment income, net of expenses	68,859	62,868	58,465	57,061	247,253
Loss incurred, net	454,511	320,077	384,578	448,375	1,607,541
Change in premium deficiency reserves	(13,566)	(10,619)	(8,887)	(18,275)	(51,347)
Underwriting and other operating expenses	59,945	54,050	57,606	53,541	225,142
Interest expense	21,018	25,099	26,702	25,770	98,589
Net income (loss)	(150,091)	24,551	(51,528)	(186,667)	(363,735)
Income (loss) per share (a):
Basic	(1.20)	0.14	(0.26)	(0.93)	(2.06)
Diluted	(1.20)	0.13	(0.26)	(0.93)	(2.06)

	Quarter
2009	First	Second	Third	Fourth	2009 Year
	(In thousands, except share data)

Net premiums written	$347,513	330,383	278,254	286,877	1,243,027
Net premiums earned	355,830	347,132	293,515	305,864	1,302,341
Investment income, net of expenses	77,173	78,036	75,528	73,941	304,678
Loss incurred, net	757,893	769,631	971,043	880,877	3,379,444
Change in premium deficiency reserves	(164,801)	(62,386)	(19,346)	(14,617)	(261,150)
Underwriting and other operating expenses	62,549	61,721	59,133	56,209	239,612
Interest expense	23,926	23,930	20,586	20,824	89,266
Net loss	(184,560)	(339,835)	(517,768)	(280,114)	(1,322,277)
Loss per share (a):
Basic	(1.49)	(2.74)	(4.17)	(2.25)	(10.65)
Diluted	(1.49)	(2.74)	(4.17)	(2.25)	(10.65)

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.

(b)
In prior periods, the liability associated with premium to be returned on claim payments is included in loss reserves and changes to this estimate affect losses incurred. See Note 3 – "Summary of significant accounting policies - Revenue recognition."

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MGIC Investment Corporation

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and its subsidiaries (the “Company”) at December 31, 2010  and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 1, 2011

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm has audited the consolidated financial statements and effectiveness of internal control over financial reporting, as of December 31, 2010 as stated in their report which appears herein.

Changes in Internal Control during the Fourth Quarter

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information (other than on the executive officers) will be included in our Proxy Statement for the 2011 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

Our Code of Business Conduct is available on our website (http://mtg.mgic.com) under the “Investor Information; Corporate Governance” links. Written copies of our Code of Business Conduct are available to any shareholder who submits a written request to our Secretary, addressed to: MGIC Investment Corporation, Secretary, P.O. Box 488, Milwaukee, WI 53201. We intend to disclose on our website any waivers and amendments to our Code of Business Conduct that are required to be disclosed under Item 5.05 of Form 8-K.

Item 11.	Executive Compensation.

This information will be included in our Proxy Statement for the 2011 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2011 Annual Meeting of Shareholders, and is hereby incorporated by reference.

The table below sets forth certain information, as of December 31, 2010, about options outstanding (all of which are exercisable) under our 1991 Stock Incentive Plan (the “1991 Plan”) and our 2002 Stock Incentive Plan (the “2002 Plan”). Other than under these plans, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	1,749,700	(1)	$60.08	649,463	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	1,749,700	(1)	$60.08	649,463	(2)

(1) Excludes 3,085,017 restricted stock units (RSUs) granted for which shares will be issued if certain criteria are met.  Of the 3,085,017 RSUs granted, 2,076,474 are subject to performance conditions and the reminder are subject to service conditions.
(2) Reflects shares available for granting.  All of these shares are available under the 2002 Plan.  The 2002 Plan limits the number of shares awarded as restricted stock or deliverable under restricted stock units to 5,900,000 shares, of which 504,593 shares remained available at December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

To the extent applicable, this information will be included in our Proxy Statement for the 2011 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

This information will be included in our Proxy Statement for the 2011 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated statements of operations for each of the three years in the period ended December 31, 2010

Consolidated balance sheets at December 31, 2010 and 2009

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2010

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2010

Notes to consolidated financial statements

Report of independent registered public accounting firm

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Report of independent registered public accounting firm on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2010:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2011.

MGIC INVESTMENT CORPORATION

/s/ Curt S. Culver
Curt S. Culver
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title

/s/ Curt S. Culver	/s/ Kenneth M. Jastrow, II
Curt S. Culver	Kenneth M. Jastrow, II, Director
Chairman of the Board, Chief Executive
Officer and Director	/s/ Daniel P. Kearney
Daniel P. Kearney, Director
/s/ J. Michael Lauer
J. Michael Lauer	/s/ Bruce L. Koepfgen
Executive Vice President and	Bruce L. Koepfgen, Director
Chief Financial Officer
(Principal Financial Officer)	/s/ Michael E. Lehman
Michael E. Lehman, Director
/s/ Timothy J. Mattke
Timothy J. Mattke	/s/ William A. McIntosh
Vice President, Controller and	William A. McIntosh, Director
Chief Accounting Officer
(Principal Accounting Officer)	/s/ Leslie M. Muma
Leslie M. Muma, Director
/s/ James A. Abbott
James A. Abbott, Director	/s/ Donald T. Nicolaisen
Donald T. Nicolaisen, Director
/s/ David S. Engelman
David S. Engelman, Director	/s/ Mark M. Zandi
Mark M. Zandi, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholders of
MGIC Investment Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2011 appearing in this Annual Report to Shareholders of MGIC Investment Corporation on Form 10-K also included an audit of the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
March 1, 2011

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2010

Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$1,092,890	$1,102,786	$1,102,786
States, municipalities and political subdivisions	3,549,355	3,580,066	3,580,066
Foreign governments	149,443	150,327	150,327
Public utilities	-	-	-
All other corporate bonds	2,575,120	2,622,059	2,622,059

Total fixed maturities	7,366,808	7,455,238	7,455,238
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	3,049	3,044	3,044

Total equity securities	3,049	3,044	3,044

Total investments	$7,369,857	$7,458,282	$7,458,282

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2010 and December 31, 2009

	2010	2009
	(In thousands of dollars)
ASSETS

Fixed maturities (amortized cost, 2010-$844,383; 2009-$5,220)	$832,484	$5,280
Cash and cash equivalents	58,380	79,160
Investment in subsidiaries, at equity in net assets	1,786,522	1,897,427
Accounts receivable - affiliates	686	1,344
Income taxes receivable	21,412	27,742
Accrued investment income	5,610	136
Other assets	16,530	9,799
Total assets	$2,721,624	$2,020,888

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Senior notes	$376,329	$377,098
Convertible senior notes	345,000	-
Convertible junior debentures	315,626	291,785
Accrued interest	15,609	49,404
Other liabilities	5	20
Total liabilities	1,052,569	718,307

Shareholders' equity
Common stock, $1 par value, shares authorized 460,000,000; shares issued 2010 - 205,046,780; 2009 - 130,163,060; shares outstanding 2010 - 200,449,588 ; 2009 - 125,101,057	205,047	130,163
Paid-in capital	1,138,942	443,294
Treasury stock (shares at cost, 2010 - 4,597,192; 2009 - 5,062,003)	(222,632)	(269,738)
Accumulated other comprehensive income, net of tax	22,136	74,155
Retained earnings	525,562	924,707
Total shareholders' equity	1,669,055	1,302,581
Total liabilities and shareholders' equity	$2,721,624	$2,020,888

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands of dollars)
Revenues:
Equity in undistributed net loss of subsidiaries	$(270,844)	$(1,326,671)	$(617,813)
Dividends received from subsidiaries	-	-	170,000
Investment income, net of expenses	5,573	1,026	10,136
Realized investment gains (losses), net	163	(38)	113
Other income	-	27,378	1,740

Total revenues (losses)	(265,108)	(1,298,305)	(435,824)

Expenses:
Operating expenses	2,116	350	515
Interest expense	98,589	89,266	81,074

Total expenses	100,705	89,616	81,589

Loss before tax	(365,813)	(1,387,921)	(517,413)

(Credit) provision for income tax	(2,078)	(65,644)	7,942

Net loss	(363,735)	(1,322,277)	(525,355)

Other comprehensive (loss) income, net	(52,019)	180,944	(177,464)

Comprehensive loss	$(415,754)	$(1,141,333)	$(702,819)

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands of dollars)
Cash flows from operating activities:
Net loss	$(363,735)	$(1,322,277)	$(525,355)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in undistributed net loss of subsidiaries	270,844	1,326,671	617,813
Decrease (increase) in accounts receivable - affiliates	658	(41)	496
Decrease (increase) in income taxes receivable	6,330	(54,755)	37,858
(Increase) decrease in accrued investment income	(5,474)	267	560
(Decrease) increase in accrued interest	(33,795)	33,286	7,882
Other	40,638	1,842	(16,480)
Net cash (used in) provided by operating activities	(84,534)	(15,007)	122,774

Cash flows from investing activities:
Transactions with subsidiaries	(200,000)	(1,050)	(745,784)
Purchase of fixed maturities	(977,408)	(6,618)	(37,200)
Sale of fixed maturities	135,413	2,336	299,038
Net cash used in investing activities	(1,041,995)	(5,332)	(483,946)

Cash flows from financing activities:
Net proceeds from convertible senior notes	334,373	-	-
Repayment of long-term debt	(1,000)	(94,352)	-
Common stock shares issued	772,376	-	75,758
Dividends paid to shareholders	-	-	(8,159)
Repayment of note payable	-	(200,000)	(100,000)
Net proceeds from convertible debentures	-	-	377,199
Proceeds from reissuance of treasury stock	-	-	383,959
Net cash provided by (used in) financing activities	1,105,749	(294,352)	728,757

Net (decrease) increase in cash and cash equivalents	(20,780)	(314,691)	367,585
Cash and cash equivalents at beginning of year	79,160	393,851	26,266
Cash and cash equivalents at end of period	$58,380	$79,160	$393,851

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

The senior notes, convertible senior notes and convertible debentures, discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009 and 2010, MGIC has not paid any dividends to our holding company. Through 2011, MGIC and our other insurance subsidiaries cannot pay any dividends to our holding company without approval from the OCI.

In 2008, we paid cash dividends of $8.2 million, or $0.075 per share.  In the fourth quarter of 2008, we suspended the payment of dividends.

MGIC INVESTMENT CORPORATION

SCHEDULE IV — REINSURANCE

MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2010, 2009 and 2008

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands)
Year ended December 31,
2010	$1,236,949	71,293	3,091	1,168,747	0.3%

2009	$1,406,977	107,975	3,339	1,302,341	0.3%

2008	$1,601,610	212,018	3,588	1,393,180	0.3%

INDEX TO EXHIBITS

Item 15(a)3

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation, as amended.(1)

3.2	Amended and Restated Bylaws, as amended.(30)

4.1	Article 6 of the Articles of Incorporation (included within Exhibit 3.1).

4.2	Amended and Restated Bylaws (included as Exhibit 3.2).

4.3
 Amended and Restated Rights Agreement, dated as of July 7, 2009, between MGIC Investment Corporation and Wells Fargo Bank, National Association, which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Shares.(2)

4.3.1	Amendment to Amended and Restated Rights Agreement, dated as of November 30, 2009, between MGIC Investment Corporation and Wells Fargo Bank, National Association.(3)

4.3.2	Amendment to Amended and Restated Rights Agreement, dated as of December 10, 2009, between MGIC Investment Corporation and Wells Fargo Bank, National Association.(4)

4.3.3	Amendment to Amended and Restated Rights Agreement, dated as of December 29, 2009 between MGIC Investment Corporation and Wells Fargo Bank, National Association.(5)

4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee.(6)

4.5
Supplemental Indenture, dated as of April 26, 2010, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee.(7)

4.6	Indenture, dated as of March 28, 2008 between U.S. Bank National Association, as trustee, and MGIC Investment Corporation.(8)

[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 601(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan(9), *

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan(10), *

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan(11), *

Exhibit
Number	Description of Exhibit
10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan(12), *

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(13), *

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(14), *

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(15), *

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan(16), *

10.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors)(17), *

10.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement(18), *

10.2.8	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008).(19), *

10.2.9	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008).(20), *

10.2.10	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008).(21), *

10.2.11	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008).(22), *

10.2.12	Amendment to Restricted Stock and Restricted Stock Unit Agreement, dated as of December 8, 2008, between MGIC Investment Corporation and Curt S. Culver(23), *

10.2.13	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and Certain of its Officers(24), *

10.2.14	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and its Directors(25), *

10.2.15	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009).(26), *

10.2.16	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009).(27), *

Exhibit
Number	Description of Exhibit
10.2.17	Restricted Stock Unit Agreement, dated as of March 12, 2010, between MGIC Investment Corporation and Jeffrey H. Lane.(28), *

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan(29), *

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended, *

10.4	Two Forms of Stock Option Agreement under 1991 Stock Incentive Plan., *

10.4.1	Form of Stock Option Agreement under 1991 Stock Incentive Plan(32), *

10.4.2	Form of Incorporated Terms to Stock Option Agreement under 1991 Stock Incentive Plan(33), *

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan(34), *

10.5.1	Form of Restricted Stock Agreement under 1991 Stock Incentive Plan(35), *

10.5.2	Form of Incorporated Terms to Restricted Stock Agreement under 1991 Stock Incentive Plan(36), *

10.6	Executive Bonus Plan *

10.7	Supplemental Executive Retirement Plan(37), *

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors(39), *

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors(40), *

10.11.1	Form of Key Executive Employment and Severance Agreement(41), *

10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement(42), *

10.11.3	Form of Letter Agreement Amending Certain of the Company’s Key Executive Employment and Severance Agreements.(43), *

10.11.4	Supplemental Plan for Executives covered by MGIC Investment Corporation Key Executive Employment and Severance Agreements. (44), *

10.12	Form of Agreement Not to Compete(45), *

21	Direct and Indirect Subsidiaries and Joint Venture

23	Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description of Exhibit
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”).

99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.(46)

99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.(47)

101
The following financial information from MGIC Investment Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) the Notes to Consolidated Financial Statements

* Denotes a management contract or compensatory plan

The following documents, identified in the footnote references above, are incorporated by reference, as indicated, to: our Annual Reports on Form 10-K for the years ended December 31, 1993, 1999, 2001, 2002, 2005, 2006, 2008 or 2009 (the “1993 10-K,” “1999 10-K,” “2001 10-K,” “2002 10-K,” “2004 10-K,” “2005 10-K,” “2006 10-K,” “2008 10-K,” and "2009 10-K," respectively); our Quarterly Reports on Form 10-Q for the Quarters ended March 31, 2008 or 2010, or June 30, 1994, 2008 or 2010 (the “March 31, 2008 10-Q,” “March 31, 2010 10-Q,” “June 30, 1994 10-Q,” “June 30, 2008 10-Q,” and “June 30, 2010 10-Q,” respectively); our Registration Statement on Form 8-A filed July 27, 1999, as amended including by Amendment No. 3 filed July 10, 2009 (the “8-A/A-No. 3”), and by Amendment No. 4 filed December 29, 2009 (the “8-A/A-No. 4”); or to our Current Reports on Form 8-K dated October 17, 2000 (the “October 2000 8-K”), February 1, 2005 (the “February 2005 8-K”), April 7, 2009 (the “April 2009 8-K”), November 30, 2009 (the “November 2009 8-K”), December 10, 2009 (the “December 2009 8-K”), February 18, 2010 (the “February 2010 8-K”), and April 26, 2010 (the “April 2010 8-K”).  The documents are further identified by cross-reference to the Exhibits in the respective documents where they were originally filed:

(1) Exhibit 3.1 to the June 30, 2008 10-Q.

(2) Exhibit 4.1 to the 8-A/A-No. 3.

(3) Exhibit 4.1 to the November 2009 8-K.

(4) Exhibit 4.1 to the December 2009 8-K.

(5) Exhibit 4.2 to the 8-A/A-No. 4.

(6) Exhibit 4.1 to the October 2000 8-K.

(7) Exhibit 4.1 to the April 2010 8-K.

(8) Exhibit 4.6 to the March 31, 2008 10-Q.

(9) Exhibit 10.1 to the 2002 10-K.

(10) Exhibit 10.1.1 to the 2002 10-K.

(11) Exhibit 10.2 to the 2002 10-K.

(12) Exhibit 10.2.1 to the 2002 10-K.

(13) Exhibit 10.2.1 to the 2005 10-K.

(14) Exhibit 10.2.2 to the 2005 10-K.

(15) Exhibit 10.2.4 to the 2006 10-K.

(16) Exhibit 10.2.5 to the 2006 10-K.

(17) Exhibit 10.2.4 to the 2004 10-K

(18) Exhibit 10.2.5 to the 2004 10-K.

(19) Exhibit 10.2.8 to the March 31, 2008 10-Q.

(20) Exhibit 10.2.9 to the March 31, 2008 10-Q.

(21) Exhibit 10.2.10 to the March 31, 2008 10-Q.

(22) Exhibit 10.2.11 to the March 31, 2008 10-Q.

(23) Exhibit 10.2.12 to the 2008 10-K.

(24) Exhibit 10.2.13 to the 2008 10-K.

(25) Exhibit 10.2.14 to the 2008 10-K.

(26) Exhibit 10.2.15 to the 2008 10-K.

(27) Exhibit 10.2.16 to the 2008 10-K.

(28) Exhibit 10.2.17 to the March 31, 2010 10-Q.

(29) Exhibit 10.7 to the 1999 10-K.

(30) Exhibit 3.2 to the 2009 10-K.

(31) Exhibit 10.9 to the 1999 10-K.

(32) Exhibit 10.4.1 to the 2001 10-K.

(33) Exhibit 10.4.2 to the 2001 10-K.

(34) Exhibit 10.10 to the 1999 10-K.

(35) Exhibit 10.5.1 to the 2001 10-K.

(36) Exhibit 10.5.2 to the 2001 10-K.

(37) Exhibit 10.7 to the June 30, 2010 10-Q.

(38) (Reserved)

(39) Exhibit 10.24 to the 1993 10-K.

(40) Exhibits 10.27 and 10.28 to the June 30, 1994 10-Q.

(41) Exhibit 10.11.1 to the 2008 Form 10-K.

(42) Exhibit 10.11.2 to the 2008 Form 10-K.

(43) Exhibit 10.11.3 to the April 2009 8-K.

(44) Exhibit 10.1 to the February 2010 8-K.

(45) Exhibit 10.3 to the February 2005 8-K.

(46)Exhibit 99.1 to the 2008 10-K.

(47) Exhibit 99.2 to the 2008 10-K.