Form 10-Q
period 2011-03-31
MGIC INVESTMENT CORP
filed 2011-05-10
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2011
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                   to  ________
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

Large accelerated filer  ☒    Accelerated filer ☐     Non-accelerated filer ☐    Smaller reporting company☐(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	04/30/11	201,142,536

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2011 (Unaudited) and December 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2011 - $7,137,265; 2010 - $7,366,808)	$7,200,355	$7,455,238
Equity securities	3,063	3,044
Total investment portfolio	7,203,418	7,458,282

Cash and cash equivalents	1,112,334	1,304,154
Accrued investment income	73,687	70,305
Reinsurance recoverable on loss reserves (note 4)	238,039	275,290
Reinsurance recoverable on paid losses	38,448	34,160
Prepaid reinsurance premiums	2,138	2,637
Premium receivable	75,835	79,567
Home office and equipment, net	28,883	28,638
Deferred insurance policy acquisition costs	8,096	8,282
Other assets	67,094	72,327

Total assets	$8,847,972	$9,333,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$5,471,494	$5,884,171
Premium deficiency reserve (note 13)	169,948	178,967
Unearned premiums	200,661	215,157
Senior notes (note 3)	376,386	376,329
Convertible senior notes (note 3)	345,000	345,000
Convertible junior debentures (note 3)	322,313	315,626
Other liabilities	353,863	349,337

Total liabilities	7,239,665	7,664,587

Contingencies (note 5)

Shareholders' equity:
Common stock ($1 par value, shares authorized 460,000,000; shares issued, 2011 - 205,046,780; 2010 - 205,046,780; shares outstanding, 2011 - 201,142,536; 2010 - 200,449,588)	205,047	205,047
Paid-in capital	1,129,024	1,138,942
Treasury stock (shares at cost, 2011 - 3,904,244; 2010 - 4,597,192)	(163,809)	(222,632)
Accumulated other comprehensive (loss) income, net of tax (note 9)	(2,551)	22,136
Retained earnings	440,596	525,562

Total shareholders' equity	1,608,307	1,669,055

Total liabilities and shareholders' equity	$8,847,972	$9,333,642

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Revenues:
Premiums written:
Direct	$287,717	$275,134
Assumed	730	797
Ceded	(13,984)	(19,873)
Net premiums written	274,463	256,058
Decrease in unearned premiums, net	14,083	15,894
Net premiums earned	288,546	271,952
Investment income, net of expenses	56,543	68,859
Realized investment gains, net	5,761	32,954
Total other-than-temporary impairment losses	-	(6,052)
Portion of losses recognized in other comprehensive income, before taxes	-	-
Net impairment losses recognized in earnings	-	(6,052)
Other revenue	2,263	3,057
Total revenues	353,113	370,770

Losses and expenses:
Losses incurred, net (note 12)	310,431	454,511
Change in premium deficiency reserve (note 13)	(9,018)	(13,566)
Amortization of deferred policy acquisition costs	1,725	1,723
Other underwriting and operating expenses, net	55,825	58,222
Interest expense	26,042	21,018
Total losses and expenses	385,005	521,908
Loss before tax	(31,892)	(151,138)
Provision for (benefit from) income taxes (note 11)	1,769	(1,047)

Net loss	$(33,661)	$(150,091)

Loss per share (note 6):
Basic	$(0.17)	$(1.20)
Diluted	$(0.17)	$(1.20)

Weighted average common shares outstanding - diluted (note 6)	200,744	124,889

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2010 and Three Months Ended March 31, 2011 (unaudited)

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Comprehensive loss
	(In thousands)

Balance, December 31, 2009	$130,163	$443,294	$(269,738)	$74,155	$924,707

Net loss	-	-	-	-	(363,735)	$(363,735)
Change in unrealized investment gains and losses, net	-	-	-	(69,074)	-	(69,074)
Common stock shares issued	74,884	697,492	-	-	-
Reissuance of treasury stock, net	-	(14,425)	47,106	-	(35,410)
Equity compensation	-	12,581	-	-	-
Defined benefit plan adjustments, net	-	-	-	6,390	-	6,390
Unrealized foreign currency translation adjustment, net	-	-	-	10,665	-	10,665
Comprehensive loss	-	-	-	-	-	$(415,754)

Balance, December 31, 2010	$205,047	$1,138,942	$(222,632)	$22,136	$525,562

Net loss	-	-	-	-	(33,661)	$(33,661)
Change in unrealized investment gains and losses, net	-	-	-	(25,604)	-	(25,604)
Reissuance of treasury stock, net	-	(13,299)	58,823	-	(51,305)
Equity compensation	-	3,381	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	917	-	917
Comprehensive loss (note 9)	-	-	-	-	-	$(58,348)

Balance, March 31, 2011	$205,047	$1,129,024	$(163,809)	$(2,551)	$440,596

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,

	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(33,661)	$(150,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,560	12,627
Decrease in deferred insurance policy acquisition costs	186	333
(Increase) decrease in accrued investment income	(3,382)	1,543
Decrease (increase) in reinsurance recoverable on loss reserves	37,251	(7,200)
Increase in reinsurance recoverable on paid losses	(4,288)	(5,101)
Decrease in prepaid reinsurance premiums	499	212
Decrease in premium receivable	3,732	3,390
Decrease in loss reserves	(412,677)	(56,884)
Decrease in premium deficiency reserve	(9,019)	(13,566)
Decrease in unearned premiums	(14,496)	(15,686)
Deferred tax benefit	(25)	(3,146)
Increase in income taxes payable (current)	1,345	8,546
Realized investment gains, excluding impairment losses	(5,761)	(32,954)
Net investment impairment losses	-	6,052
Other	(197)	54,876
Net cash used in operating activities	(420,933)	(197,049)

Cash flows from investing activities:
Purchase of fixed maturities	(900,110)	(1,330,501)
Purchase of equity securities	(38)	(30)
Proceeds from sale of fixed maturities	625,893	986,547
Proceeds from maturity of fixed maturities	498,726	157,828
Net increase in payable for securities	4,642	15,589
Net cash provided by (used in) investing activities	229,113	(170,567)

Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(191,820)	(367,616)
Cash and cash equivalents at beginning of period	1,304,154	1,185,739
Cash and cash equivalents at end of period	$1,112,334	$818,123

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1 - Basis of presentation

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our financial position and results of operations for the periods indicated. The results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2011.

Capital

The insurance laws or regulations of 16 jurisdictions, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. At March 31, 2011, MGIC’s risk-to-capital ratio was 19.7 to 1 and the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 23.0 to 1. Also, at March 31, 2011, MGIC’s policyholders position (policyholders position is the insurer’s net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums) exceeded the required regulatory minimum of our domiciliary state by approximately $237 million, and we exceeded the required minimum by approximately $306 million on a combined statutory basis. A high risk-to-capital ratio on a combined basis could affect MGIC’s ability to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, absent a contribution of capital to such subsidiaries.  These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any contribution to MGIC of the proceeds from our April 2010 common stock and convertible notes offerings beyond the contribution already made, could reach 40 to 1 or even higher under a stress loss scenario.

In December 2009, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, its risk-to-capital requirement. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these jurisdictions which expire at various times.  One waiver expired on December 31, 2010 and was not immediately renewed because the need for a waiver was not considered imminent.  MGIC may reapply for the waiver.  Some jurisdictions have denied the request and others may deny the request. The OCI and insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC obtained additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the jurisdictions that have risk-to-capital requirements represented approximately 50% of new insurance written in 2010 and the first quarter of 2011. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow it to once again write new business.

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

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011.   Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Unless Fannie Mae and Freddie Mac extend or modify the terms of their approvals of MIC, whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution already made without prior approval from each GSE, which, in future years, may limit the amount of business MIC would otherwise write. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not an eligible mortgage insurer.

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet regulatory capital requirements, we cannot assure you that the events that led to MGIC failing to meet regulatory capital requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings related to rescissions that we make, including those with Countrywide (for more information about the Countrywide legal proceedings, see Note 5 – “Litigation and contingencies”).

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in the first quarter of 2011, rescissions mitigated our paid losses by approximately $0.2 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue at the same rates (as a percentage of claims received) we have previously experienced.

In addition, our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010.  For the first quarter of 2011, we estimate that rescissions had no material impact on our losses incurred.  All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In recent quarters, between 20% and 28% of claims received in a quarter have been resolved by rescissions. At March 31, 2011, we had 195,885 loans in our primary delinquency inventory; the resolution of a significant portion of these loans will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For nearly all of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing.  Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.  Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.  Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide.  Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see Note 5 – “Litigation and contingencies.”

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may enter into additional settlement agreements with other lenders in the future.

We continue to discuss with other lenders their objections to material rescissions.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.  Although it is reasonably possible that, when these discussions or proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2010 amounts to conform to 2011 presentation.

Subsequent events

We have considered subsequent events through the date of this filing.

Note 2 - New Accounting Guidance

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

Note 3 – Debt

Senior Notes

At March 31, 2011 and December 31, 2010 we had outstanding $77.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes.  A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at March 31, 2011.

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

At March 31, 2011 and December 31, 2010, the fair value of the amount outstanding under our Senior Notes was $361.3 million and $355.6 million, respectively. The fair value was determined using publicly available trade information.

Interest payments on the Senior Notes were $2.2 million for each of the three months ended March 31, 2011 and 2010.

Convertible Senior Notes

At March 31, 2011 and December 31, 2010 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in 2017. Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. We do not have the right to defer interest payments on the Convertible Senior Notes. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

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

The Convertible Senior Notes are convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. These Convertible Senior Notes will be equal in right of payment to our existing Senior Notes, discussed above, and will be senior in right of payment to our existing Convertible Junior Debentures, discussed below. Debt issuance costs are being amortized to interest expense over the contractual life of the Convertible Senior Notes. The provisions of the Convertible Senior Notes are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the notes, which are contained in the Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee.

At March 31, 2011 and December 31, 2010, the fair value of the amount outstanding under our Convertible Senior Notes was $377.8 million and $400.5 million, respectively. The fair value was determined using publicly available trade information.

There were no interest payments on the Convertible Senior Notes in the three months ended March 31, 2011 or 2010.

Convertible Junior Subordinated Debentures

At March 31, 2011 and December 31, 2010 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At March 31, 2011 and December 31, 2010 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $322.3 million and $315.6 million, respectively, with the unamortized discount reflected in equity. The debentures rank junior to all of our existing and future senior indebtedness.

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

The fair value of the debentures was approximately $404.1 million and $432.4 million, respectively, at March 31, 2011 and December 31, 2010, as determined using available pricing for these debentures or similar instruments.

There were no interest payments on the debentures for the three months ended March 31, 2011 and 2010.

Note 4 – Reinsurance

The reinsurance recoverable on loss reserves as of March 31, 2011 and December 31, 2010 was $238.0 million and $275.3 million, respectively. Within those amounts, the reinsurance recoverable on loss reserves related to captive agreements was approximately $214 million at March 31, 2011 and $248 million at December 31, 2010. The total fair value of the trust fund assets under our captive agreements at March 31, 2011 was $486 million, compared to $510 million at December 31, 2010.  Trust fund assets of $1 million were transferred to us as a result of captive terminations during the first three months of 2011.

Note 5 – Litigation and contingencies

In addition to the matters described below, we are involved in legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC settled class action litigation against it under RESPA in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004 following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On November 29, 2010, six mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in Federal District Court for the District of Columbia.  The complaint alleges various causes of action related to the captive mortgage reinsurance arrangements of this mortgage lender, including that the defendants violated RESPA by paying the lender’s captive reinsurer excessive premiums in relation to the risk assumed by that captive. The named plaintiffs’ loan was not insured by MGIC and it is our understanding that it was not reinsured by this mortgage lender’s captive reinsurance affiliates.  In March 2011, the complaint was voluntarily dismissed by the plaintiffs as to MGIC and all of the other mortgage insurers.  There can be no assurance that we will not be subject to future litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

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

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On December 8, 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice.  On January 6, 2011, the plaintiffs appealed the February 18, 2010 and December 8, 2010 decisions to the United States Court of Appeals for the Seventh Circuit.  We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which were insured through the flow channel and numbered more than 1,400 loans as of the filing of the action.  On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. On December 20, 2010, we filed an amended demand in the arbitration proceeding.  This amended demand increased the number of loans for which we denied and/or rescinded coverage and which were insured through the flow channel to more than 3,300.  We continue to rescind insurance coverage on additional Countrywide loans.  On December 20, 2010 Countrywide filed an amended response. In the amended response, Countrywide is seeking relief for rescissions on loans insured by MGIC through the flow channel and more than 30 bulk insurance policies.   In April 2011, Countrywide indicated that it believes MGIC has improperly rescinded coverage on more than 5,000 loans. The amended response also seeks damages as a result of purported breaches of insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. The amended response states that Countrywide seeks damages “well-exceeding” $150 million; the original response sought damages of at least $150 million.  On January 17, 2011, Countrywide filed an answer to MGIC’s amended demand and MGIC filed an answer to Countrywide’s amended response.  Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage.  While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue.  The hearing before the panel on the bellwether loans that had previously been scheduled to begin in October 2011 has been postponed to May 2012.

From January 1, 2008 through March 31, 2011, rescissions of Countrywide-related loans mitigated our paid losses on the order of $360 million. This amount is the amount we estimate we would have paid had the loans not been rescinded.  On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72 thousand.  At March 31, 2011, 41,696 loans in our primary delinquency inventory were Countrywide-related loans (approximately 21% of our primary delinquency inventory).  Of these 41,696 loans, some will cure their delinquency and the remainder will either become paid claims or will be rescinded.  From January 1, 2008 through March 31, 2011, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 72% were paid and the remaining 28% were rescinded.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders.  From January 1, 2008 through March 31, 2011, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.2 billion of mitigation on paid losses, excluding amounts that would have been applied to a deductible. At March 31, 2011, we estimate that our total loss reserves were benefited from rescissions by approximately $1.1 billion.

We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us. Also, although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding.  An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. We continue to discuss with other lenders their objections to material rescissions.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through March 31, 2011, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into the first three months of 2011. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

See Note 11 – “Income taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (loss) per share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 1.3 million and 1.8 million for the three months ended March 31, 2011 and 2010, respectively, because they were anti-dilutive due to our reported net loss.  Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are always excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended March 31, 2011 and 2010 common stock equivalents of 55.6 million and 34.1 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended March 31,

	2011	2010
	(In thousands, except per share data)

Basic earnings per share:

Average common shares outstanding	200,744	124,889

Net loss	$(33,661)	$(150,091)

Basic (loss) earnings per share	$(0.17)	$(1.20)

Diluted earnings per share:

Weighted-average shares - Basic	200,744	124,889
Common stock equivalents	-	-

Weighted-average shares - Diluted	200,744	124,889

Net loss	$(33,661)	$(150,091)

Diluted (loss) earnings per share	$(0.17)	$(1.20)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at March 31, 2011 and December 31, 2010 are shown below.

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$1,050,169	$12,039	$(9,045)	$1,053,163
Obligations of U.S. states and political subdivisions	3,427,750	77,439	(57,468)	3,447,721
Corporate debt securities	2,367,780	47,360	(11,845)	2,403,295
Commercial mortgage-backed securities	52,204	42	(92)	52,154
Residential mortgage-backed securities	89,641	3,055	(23)	92,673
Debt securities issued by foreign sovereign governments	149,721	2,328	(700)	151,349
Total debt securities	$7,137,265	$142,263	$(79,173)	$7,200,355
Equity securities	3,087	25	(49)	3,063

Total investment portfolio	$7,140,352	$142,288	$(79,222)	$7,203,418

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$1,092,890	$16,718	$(6,822)	$1,102,786
Obligations of U.S. states and political subdivisions	3,549,355	85,085	(54,374)	3,580,066
Corporate debt securities	2,521,275	54,975	(11,291)	2,564,959
Residential mortgage-backed securities	53,845	3,255	-	57,100
Debt securities issued by foreign sovereign governments	149,443	1,915	(1,031)	150,327
Total debt securities	$7,366,808	$161,948	$(73,518)	$7,455,238
Equity securities	3,049	40	(45)	3,044

Total investment portfolio	$7,369,857	$161,988	$(73,563)	$7,458,282

(1) At March 31, 2011 and December 31, 2010, there were no other-than-temporary impairment losses recorded in other comprehensive income.

The amortized cost and fair values of debt securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

March 31, 2011	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$770,094	$773,418
Due after one year through five years	2,957,778	3,007,384
Due after five years through ten years	1,438,797	1,463,656
Due after ten years	1,481,303	1,476,765

	$6,647,972	$6,721,223

Commercial mortgage-backed securities	52,204	52,154
Residential mortgage-backed securities	89,641	92,673
Auction rate securities (1)	347,448	334,305

Total at March 31, 2011	$7,137,265	$7,200,355

     (1) At March 31, 2011, approximately 97% of auction rate securities had a contractual maturity greater than 10 years.

At March 31, 2011 and December 31, 2010, the investment portfolio had gross unrealized losses of $79.2 million and $73.6 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$461,019	$9,045	$-	$-	$461,019	$9,045
Obligations of U.S. states and political subdivisions	1,008,292	34,360	321,560	23,108	1,329,852	57,468
Corporate debt securities	686,693	10,652	43,997	1,193	730,690	11,845
Commercial mortgage-backed securities	31,876	92	-	-	31,876	92
Residential mortgage-backed securities	37,193	23	-	-	37,193	23
Debt issued by foreign sovereign governments	47,315	368	4,551	332	51,866	700
Equity securities	1,371	49	-	-	1,371	49
Total investment portfolio	$2,273,759	$54,589	$370,108	$24,633	$2,643,867	$79,222

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$258,235	$6,822	$-	$-	$258,235	$6,822
Obligations of U.S. states and political subdivisions	1,160,877	32,415	359,629	21,959	1,520,506	54,374
Corporate debt securities	817,471	9,921	28,630	1,370	846,101	11,291
Residential mortgage-backed securities	-	-	-	-	-	-
Debt issued by foreign sovereign governments	105,724	1,031	-	-	105,724	1,031
Equity securities	2,723	45	-	-	2,723	45
Total investment portfolio	$2,345,030	$50,234	$388,259	$23,329	$2,733,289	$73,563

The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at March 31, 2011 and December 31, 2010, compared to the interest rates at the time of purchase as well as the discount rate applied in our auction rate securities discounted cash flow model. The securities in an unrealized loss position for 12 months or greater are primarily auction rate securities (“ARS”) backed by student loans. See further discussion of these securities below. One security was in an unrealized loss position greater than 12 months at March 31, 2011 with a fair value less than 80% of amortized cost.

We held $334.3 million in ARS backed by student loans at March 31, 2011. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At March 31, 2011, approximately 89% of our ARS portfolio was rated AAA/Aaa by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At March 31, 2011, our entire ARS portfolio, consisting of 32 investments, was subject to failed auctions; however, from the period when the auctions began to fail through March 31, 2011, $190.4 million in par value of ARS was either sold or called, with the average amount we received being approximately 98% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the first three months of 2011 there were no other-than-temporary impairments (“OTTI”) recognized compared to $6.1 million during the first three months of 2010.

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income (loss) for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Beginning balance	$-	1,021
Addition for the amount related to the credit loss for which an OTTI was not previously recognized	-	-
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	-	-
Reductions for securities sold during the period (realized)	-	-
Ending balance	$-	$1,021

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$5,729	$26,636
Equity securities	32	38
Other	-	228

	$5,761	$26,902

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$8,392	$35,980
Losses on sales	(2,631)	(3,026)
Impairment losses	-	(6,052)

	$5,761	$26,902

The net realized gains on investments during the first three months of 2010 and 2011 were a result of the continued restructuring of the portfolio into shorter duration, taxable securities.  Such sales were made to reduce the proportion of our investment portfolio held in tax-exempt municipal securities and to increase the proportion held in taxable securities principally since the tax benefits of holding tax exempt municipal securities are no longer available based on our recent net operating losses and to shorten the duration of the portfolio to provide liquidity to meet our anticipated claim payment obligations.

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

Assets classified as Level 3 are as follows:

•
Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 7 – “Investments”. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at March 31, 2011 and December 31, 2010. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions:

o	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
o	Liquidity by December 31, 2012 through December 31, 2014;
o	Continued receipt of contractual interest; and
o	Discount rates ranging from 2.25% to 4.25%, which include a spread for liquidity risk.

•
Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for items measured at fair value included the following as of March 31, 2011 and December 31, 2010:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2011
Assets

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,053,163	$1,053,163	$-	$-
Obligations of U.S. states and political subdivisions	3,447,721	-	3,176,990	270,731
Corporate debt securities	2,403,295	2,623	2,330,399	70,273
Commercial mortgage-backed securities	52,154	-	52,154	-
Residential mortgage-backed securities	92,673	-	92,673	-
Debt securities issued by foreign sovereign governments	151,349	137,234	14,115	-
Total debt securities	7,200,355	1,193,020	5,666,331	341,004
Equity securities	3,063	2,742	-	321
Total investments	$7,203,418	$1,195,762	$5,661,331	$341,325

Real estate acquired (1)	$4,876	$-	$-	$4,876

December 31, 2010
Assets
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,102,786	$1,102,786	$-	$-
Obligations of U.S. states and political subdivisions	3,580,066	-	3,284,376	295,690
Corporate debt securities	2,564,959	2,563	2,492,343	70,053
Residential mortgage-backed securities	57,100	-	57,100	-
Debt securities issued by foreign sovereign governments	150,327	135,457	14,870	-
Total debt securities	7,455,238	1,240,806	5,848,689	365,743
Equity securities	3,044	2,723	-	321
Total investments	$7,458,282	$1,243,529	$5,848,689	$366,064

Real estate acquired (1)	$6,220	$-	$-	$6,220

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet

There were no significant transfers of securities between Level 1 and Level 2 during the first three months of 2011 or 2010.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2011 and 2010 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220
Total realized/unrealized gains (losses):

Included in earnings and reported as losses incurred, net	-	-	-	-	7

Included in other comprehensive income	533	220	-	753	-

Purchases	-	-	-	-	1,369
Sales	(25,492)	-	-	(25,492)	(2,720)
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at March 31, 2011	$270,731	$70,273	$321	$341,325	$4,876

Amount of total losses included in earnings for the three months ended March 31, 2011 attributable to the change in unrealized losses on assets still held at March 31, 2011	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830
Total realized/unrealized gains (losses):

Included in earnings and reported as losses incurred, net	-	-	-	-	(376)

Included in other comprehensive income	907	728	-	1,635	-

Purchases, issuances and settlements	(3,332)	-	-	(3,332)	1,299
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at March 31, 2010	$367,916	$130,066	$321	$498,303	$4,753

Amount of total losses included in earnings for the three months ended March 31, 2010 attributable to the change in unrealized losses on assets still held at March 31, 2010	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7. Fair value disclosures related to our debt are included in Note 3.

Note 9 - Comprehensive income

Our total comprehensive income for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,

	2011	2010
	(In thousands)

Net loss	$(33,661)	$(150,091)
Other comprehensive (loss) income	(24,687)	5,790

Total comprehensive loss	$(58,348)	$(144,301)

Other comprehensive (loss) income (net of tax):
Change in unrealized gains and losses
on investments	$(25,604)	$6,206
Unrealized foreign currency translation adjustment	917	(416)

Other comprehensive (loss) income	$(24,687)	$5,790

The tax expense on other comprehensive income was $0.7 million (adjusted for the valuation allowance, see Note 11 – “Income taxes”) and $2.9 million for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, accumulated other comprehensive loss of $2.6 million included a $30.8 million loss relating to defined benefit plans, offset by $6.9 million of net unrealized gains on investments and $21.3 million of gains related to foreign currency translation adjustment. At December 31, 2010, accumulated other comprehensive income of $22.1 million included $32.5 million of net unrealized gains on investments and $20.4 million of gains related to foreign currency translation adjustment, offset by a $30.8 million loss relating to defined benefit plans.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2011	2010	2011	2010
	(In thousands)

Service cost	$2,172	$2,184	$254	$324
Interest cost	4,122	3,821	354	340
Expected return on plan assets	(4,194)	(3,597)	(823)	(720)
Recognized net actuarial loss	1,217	1,438	187	256
Amortization of prior service cost	162	140	(1,554)	(1,535)

Net periodic benefit cost	$3,479	$3,986	$(1,582)	$(1,335)

In April 2011 we contributed approximately $10.0 million to our pension plan. We currently do not intend to make any further contributions to the plan during 2011.

Note 11 – Income Taxes

We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. Based on our analysis and the level of cumulative operating losses, we have reduced our benefit from income tax by establishing a valuation allowance.

For the three months ended March 31, 2010, our deferred tax valuation allowance was reduced by the change in the deferred tax liability related to $9.2 million of unrealized gains on investments that were recorded in other comprehensive income.  For the three months ended March 31, 2011, our deferred tax valuation allowance was increased by the change in the deferred tax liability related to $26.2 million of unrealized losses on investments that were recorded in other comprehensive income.  In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

	Three Months Ended March 31,
	2011	2010
	(In millions)
Benefit from income taxes	$(19.2)	$(60.7)
Change in valuation allowance	21.0	59.7

Tax provision (benefit)	$1.8	$(1.0)

The increase in the valuation allowance that was included in other comprehensive income was $9.2 million for the three months ended March 31, 2011. There was no valuation allowance within other comprehensive income in the first three months of 2010. The total valuation allowance as of March 31, 2011 and December 31, 2010 was $440.5 million and $410.3 million, respectively.

Legislation enacted in 2009 expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the consolidated statement of operations for the carryback of 2009 losses. The refund related to these benefits was received in the second quarter of 2010.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1,331 million of net operating loss carryforwards on a regular tax basis and $505 million of net operating loss carryforwards for computing the alternative minimum tax as of March 31, 2011. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2031.

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

The IRS is currently conducting an examination of our federal income tax returns for the years 2008 and 2009, which is scheduled to be completed in 2011.

Note 12 – Loss Reserves

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

The following table provides a reconciliation of beginning and ending loss reserves for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Reserve at beginning of year	$5,884,171	$6,704,990
Less reinsurance recoverable	275,290	332,227
Net reserve at beginning of year (1)	5,608,881	6,372,763

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	347,399	512,461
Prior years (2)	(36,968)	(57,950)
Subtotal (3)	310,431	454,511

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	26	188
Prior years	686,748	518,407
Reinsurance terminations (4)	(917)	-
Subtotal (5)	685,857	518,595

Net reserve at end of period (6)	5,233,455	6,308,679
Plus reinsurance recoverables	238,039	339,427

Reserve at end of period	$5,471,494	$6,648,106

(1)	At December 31, 2010 and 2009, the estimated reduction in loss reserves related to rescissions approximated $1.3 billion and $2.1 billion, respectively.
(2)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(3)
Rescissions did not have a material impact on incurred losses in the three months ended March 31, 2011. Rescissions mitigated our incurred losses by an estimated $0.6 billion in the three months ended March 31, 2010.

(4)
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

(5)
Rescissions mitigated our paid losses by an estimated $0.2 billion and $0.3 billion in three months ended March 31, 2011 and 2010, respectively, which excludes amounts that may have been applied to a deductible.

(6)	At March 31, 2011 and 2010, the estimated reduction in loss reserves related to rescissions approximated $1.1 billion and $2.4 billion, respectively.

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

Current year losses incurred decreased in the first quarter of 2011 compared to the same period in 2010 primarily due to a decrease in the number of new notices received, from 53,393 in the first quarter of 2010 to 43,195 in the first quarter of 2011.

The development of the reserves in the first quarter of 2011 and 2010 is reflected in the “Prior years” line in the table above. The $37 million decrease in losses incurred in the first quarter of 2011 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a slight decrease in severity on primary defaults which approximated $28 million as well as a slight decrease in the expected claim rate on primary defaults which accounted for a decrease of approximately $16 million. The decrease in the severity and claim rate was based on the resolution of approximately 22% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The offsetting increase in losses incurred related to prior years of approximately $7 million related to pool reserves, LAE reserves and reinsurance.

The $58 million decrease in losses incurred in the first quarter of 2010 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a decrease in the claim rate on primary and pool defaults which approximated $206 million. The decrease in the claim rate was based on the resolution of approximately 19% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The decrease in the claim rate was due to greater cures experienced during the first quarter of 2010, a portion of which resulted from loan modifications. The decrease in the claim rate on prior year defaults was offset by an increase in severity on primary and pool defaults which approximated $151 million. The increase in severity was based on the resolution of defaults that occurred in prior periods with higher claim amounts, as well as a re-estimation of amount to be ultimately paid on defaults remaining in inventory from the end of the prior year. The additional decrease in losses incurred related to prior years of approximately $3 million related to LAE reserves and reinsurance.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. It has historically taken, on average, approximately twelve months for a default which is not cured to develop into a paid claim, therefore, most losses paid relate to default notices received in prior years. Due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums and suspensions, servicing delays, court delays, loan modifications, our fraud investigations and our claim rescissions and denials for misrepresentation, it is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims. The “Losses paid” section of the table also includes a decrease in losses paid related to terminated reinsurance agreements as noted in footnote (4) of the table above.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at March 31, 2011 and December 31, 2010 and approximated $112 million and $113 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet.

The decrease in the primary default inventory experienced during the first quarter of 2011 was generally across all markets and all book years. However the number of consecutive months a loan remains in the primary default inventory (the age of the item in default) has continued to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory

	March 31, 2011		December 31, 2010		March 31, 2010

Consecutive months in the default inventory
3 months or less	27,744	14%	37,640	18%	36,256	15%
4 - 11 months	57,319	29%	58,701	27%	90,816	38%
12 months or more	110,822	57%	118,383	55%	114,172	47%

Total primary default inventory	195,885	100%	214,724	100%	241,244	100%

Loans in our default inventory in our claims received inventory	17,686	9%	20,898	10%	17,384	7%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	March 31, 2011		December 31, 2010		March 31, 2010

3 payments or less	40,680	21%	51,003	24%	50,045	21%
4 - 11 payments	61,060	31%	65,797	31%	98,753	41%
12 payments or more	94,145	48%	97,924	45%	92,446	38%

Total primary default inventory	195,885	100%	214,724	100%	241,244	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion, and in the first quarter of 2011, rescissions mitigated our paid losses by approximately $0.2 billion. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible or aggregate loss limit under a bulk or pool policy, and may have been charged to a captive reinsurer. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

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

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended March 31,
	2011	2010
	(In billions)

Estimated rescission reduction - beginning reserve	$1.3	$2.1

Estimated rescission reduction - losses incurred	-	0.6

Rescission reduction - paid claims	0.2	0.4
Amounts that may have been applied to a deductible	-	(0.1)
Net rescission reduction - paid claims	0.2	0.3

Estimated rescission reduction - ending reserve	$1.1	$2.4

The decrease in the estimated rescission reduction to losses incurred in the first quarter of 2011 compared to the same period in 2010 is due to a decline in the expected rescission rate for loans in our default inventory, compared to an increasing expected rescission rate in the first quarter of 2010.

At March 31, 2011, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory due to their product mix, geographic location and vintage.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2011 and December 31, 2010 the estimate of this liability totaled $89 million and $101 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For nearly all of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing.  Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.  Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.  Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide.  Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see Note 5 – “Litigation and contingencies.”

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may enter into additional settlement agreements with other lenders in the future.

We continue to discuss with other lenders their objections to material rescissions.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.  Although it is reasonably possible that, when these discussions or proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

A rollforward of our primary default inventory for the three months ended March 31, 2011 and 2010 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report and by transfers of servicing between loan servicers.

	Three Months Ended March 31,
	2011	2010

Default inventory at beginning of period	214,724	250,440
Plus: New Notices	43,195	53,393
Less: Cures	(45,639)	(49,210)
Less: Paids (including those charged to a deductible or captive)	(13,466)	(9,194)
Less: Rescissions and denials	(2,929)	(4,185)
Default inventory at end of period	195,885	241,244

Pool insurance notice inventory decreased from 43,329 at December 31, 2010 to 40,769 at March 31, 2011. The pool insurance notice inventory was 42,664 at March 31, 2010.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at March 31, 2011 and December 31, 2010 appear in the table below.

	March 31,	December 31,
	2011	2010
	(In millions)

Present value of expected future paid losses and expenses, net of expected future premium	$(1,170)	$(1,254)

Established loss reserves	1,000	1,075

Net deficiency	$(170)	$(179)

The decrease in the premium deficiency reserve for the three months ended March 31, 2011 was $9 million, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the first quarter of 2011 is primarily related to higher estimated ultimate premiums.

	Three Months Ended
	March 31, 2011
	(In millions)

Premium Deficiency Reserve at beginning of period		$(179)

Paid claims and loss adjustment expenses	$75
Decrease in loss reserves	(75)
Premium earned	(33)
Effects of present valuing on future premiums,losses and expenses	(11)

Change in premium deficiency reserve to reflect
actual premium, losses and expenses recognized		(44)
Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		53

Premium Deficiency Reserve at end of period		$(170)

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

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2010.  We refer to this Discussion as the “10-K MD&A.” In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred” below. The discussion of our business in this document generally does not apply to our Australian operations which have historically been immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see our risk factor titled “Our Australian operations may suffer significant losses” and “Overview—Australia” in our 10-K MD&A.

Forward Looking and Other Statements

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

Outlook

At this time, we are facing the following particularly significant challenges:

•
Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. A definition of “qualified residential mortgages” (“QRM”) that significantly impacts the volume of low down payment mortgages available to be insured or a possible restructuring or change in the charters of the GSEs could significantly affect our business. This challenge is discussed under “Qualified Residential Mortgages” and “Fannie Mae and Freddie Mac” below.

•
Whether we may continue to write insurance on new residential mortgage loans due to actions our regulators or the GSEs could take due to an actual or projected deterioration in our capital position. This challenge is discussed under “Capital” below.

•
Whether we will prevail in legal proceedings challenging whether our rescissions were proper. For additional information about this challenge see" Rescissions" below. An adverse outcome in these legal proceedings would negatively impact our capital position. See discussion of  this challenge under "Capital" below.

Qualified Residential Mortgages

     The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan, all as specified by regulations to be adopted under Dodd-Frank by various federal financial institutions regulators.  This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency.   In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM.  The proposed definition of QRM allows a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction.  The LTV is to be calculated without including mortgage insurance.  Public comments to the proposed rule are due June 10, 2011.  The regulators requested that the public comments include information that may be used to assess whether loans with mortgage insurance are less likely to default than other loans and they requested public comments regarding the possibility of expanding the QRM definition to include loans with 90% LTVs that have mortgage insurance.  Under the proposed rule, because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship.  Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans.  Depending on the maximum LTV allowed in the final definition of QRM, to what extent, if any, the presence of mortgage insurance would allow for a higher LTV in the definition of QRM, and whether lenders choose mortgage insurance for non-QRM loans, the amount of new insurance that we write may be materially adversely affected.  See also our risk factor titled “If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.”  The following table shows the percentage of our new risk written by LTV for the first quarter of 2011 and for the year ended December 31, 2010.

	Percentage of new risk written
	1st Quarter	Full Year
	2011	2010
LTV:
85% and under	7%	7%
85.1 - 90%	44%	48%
90.1 - 95%	48%	44%
95.1 - 97%	1%	1%
> 97%	0%	0%

Fannie Mae and Freddie Mac

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released on February 11, 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market. Members of the House of Representatives and the Senate have since introduced several bills intended to scale back the GSEs.  The bills include proposals to abolish the GSEs’ affordable housing goals, reduce the conforming loan limits, increase guarantee fees and set annual limits on the size of each GSE’s retained portfolio.  As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.  In addition, the timing of the impact on our business is uncertain.  Any changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage.  Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. During 2010 and the first quarter of 2011, more than 90% of our volume was on loans with GSE standard coverage.  We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects. The pricing changes we implemented in 2010 (see our risk factor titled “The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations”) may eliminate a lender’s incentive to use GSE charter coverage in place of standard coverage.

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

Capital

Insurance regulators

Although we currently meet the minimum capital requirements of the jurisdictions in which we write business, in 2009, we requested and received from the Office of the Commissioner of Insurance for Wisconsin (“OCI”) and insurance departments in certain other jurisdictions, waivers from their minimum capital requirements in order to prepare for the possibility that we would not meet those requirements in the future.  We also funded MGIC Indemnity Corporation (“MIC”) and obtained the required state and GSE approvals for MIC to write new business in jurisdictions where MGIC no longer met, or was not able to obtain a waiver of, the capital requirements. The GSEs have only approved MIC for use in certain states. The OCI or other insurance departments may modify or terminate MGIC’s existing waivers or fail to renew them when they expire. For additional information see our risk factor titled “Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis.”

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

Rescissions

Subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion, and in the first quarter of 2011, rescissions mitigated our paid losses by approximately $0.2 billion. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible or aggregate loss limit under a bulk or pool policy, and may have been charged to a captive reinsurer. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

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

 The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended
	March 31,
	2011	2010
	(In billions)

Estimated rescission reduction - beginning reserve	$1.3	$2.1

Estimated rescission reduction - losses incurred	-	0.6

Rescission reduction - paid claims	0.2	0.4
Amounts that may have been applied to a deductible	-	(0.1)
Net rescission reduction - paid claims	0.2	0.3

Estimated rescission reduction - ending reserve	$1.1	$2.4

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For nearly all of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under Accounting Standards Codification (“ASC”) 450-20 an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see Note 5 – “Litigation and contingencies” to our consolidated financial statements.

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may enter into additional settlement agreements with other lenders in the future. For information regarding GSE restrictions on such settlement agreements, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

We continue to discuss with other lenders their objections to material rescissions.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.  Although it is reasonably possible that, when these discussions or proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010 and the first quarter of 2011, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion and $0.5 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be.  For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments.  Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred.  Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 15,400 loans in our primary delinquent inventory at March 31, 2011 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled.  Through March 31, 2011 approximately 27,700 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time.

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

In early January 2011, the highest court in Massachusetts, a state in which foreclosures are accomplished by private sale rather than judicial action, held the foreclosure laws of that state required a person seeking to foreclose a mortgage to be the holder of the mortgage at the time notice of foreclosure was published.  The servicers who had foreclosed in this case did not provide sufficient evidence that they were the holders of the mortgages and therefore they lacked authority to foreclose.  Courts in other jurisdictions have considered similar issues and reached different conclusions.  We are studying the effect these decisions may have on our claims process.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at March 31, 2011 is comprised of $77.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below. At March 31, 2011, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $322.3 million, with the unamortized discount reflected in equity.

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

Summary of 2011 First Quarter Results

Our results of operations for the first quarter of 2011 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the first quarter of 2011 increased when compared to the same period in 2010.  The increase was due to lower levels of estimated premium refunds and lower ceded premiums due to captive terminations and run-offs, offset by lower average insurance in force.

•	Investment income

Investment income in the first quarter of 2011 was lower when compared to the same period in 2010 due to a decrease in the pre-tax yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the first quarter of 2011 included $5.7 million in net realized gains on the sale of fixed income investments. Net realized gains for the first quarter of 2010 included $33.0 million in net realized gains on the sale of fixed income investments, offset by $6.1 million in OTTI losses.

•	Losses incurred

Losses incurred for the first quarter of 2011 significantly decreased compared to the same period in 2010 primarily due to a decrease in the number of new notices received, from 53,393 in the first quarter of 2010 to 43,195 in the first quarter of 2011. The primary default inventory decreased by 18,839 delinquencies in the first quarter of 2011, compared to a decrease of 9,196 in the first quarter of 2010. The estimated severity remained flat in both the first quarters of 2011 and 2010 and the estimated claim rate increased slightly in both quarters.

•	Change in premium deficiency reserve

During the first quarter of 2011 the premium deficiency reserve on Wall Street bulk transactions declined by $9 million from $179 million, as of December 31, 2010, to $170 million as of March 31, 2011.  The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for the first quarter of 2011 is primarily related to higher estimated ultimate premiums. The $170 million premium deficiency reserve as of March 31, 2011 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for the first quarter of 2011 decreased when compared to the same period in 2010. The decrease reflects our lower contract underwriting volume as well as reductions in headcount.

•	Interest expense

        Interest expense for the first quarter of 2011 increased when compared to the same period in 2010. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

•	Benefit from income taxes

We had a provision for income taxes of $1.8 million in the first quarter of 2011, compared to a (benefit) from income taxes of ($1.0) million in the first quarter of 2010. The benefit from income taxes was reduced by $21.0 million and $59.7 million due to the establishment of a valuation allowance for the three months ended March 31, 2011 and March 31, 2010, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010

Total Primary NIW (In billions)	$3.0	$1.8

Refinance volume as a % of primary NIW	37%	25%

The increase in new insurance written in the first quarter of 2011, compared to the same period in 2010, was primarily due to a modest increase in the private mortgage insurance industry market share. The absolute levels of new insurance written continue to remain low due to lower home sales, the continued strong but diminishing market share of FHA and the fees the GSEs impose on borrowers.

The FHA substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers.   However, the FHA’s 2010 and 2011 pricing, when compared to our credit-tiered pricing introduced in 2010 (and considering the effects of GSE pricing changes), may allow us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, what impact these premium changes will have on new insurance written in the future.

As a result of their dissatisfaction with our rescission practices, in late 2009, Countrywide commenced litigation against us and Countrywide and its Bank of America affiliates stopped purchasing insurance from MGIC for the loans they originated. See our risk factor titled “We are subject to the risk of private litigation and regulatory proceedings” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Bank of America recently informed us that it intends, at some point in the future, to implement procedures to enable them to cancel MGIC’s coverage on loans Bank of America purchases from correspondent lenders and substitute coverage from our competitors.  In general, a correspondent lender funds loans and then sells them servicing-released to another lender who retains the servicing and either sells the loans to an investor or retains them in portfolio.  Traditionally a correspondent lender’s selection of which mortgage insurer insures the loans it funds has not been changed by the lender to which those loans were sold.  We estimate that during 2010 approximately 10% of our new insurance written was for loans purchased by Bank of America from correspondent lenders. The effect of Bank of America’s actions on us may depend on the reaction of correspondent lenders and any reaction from the GSEs, as well as other factors. While we will be taking various actions to seek to retain this business, we cannot predict the extent to which Bank of America’s actions will adversely affect us.

We continue to expect new insurance written in 2011 to increase modestly over the $12 billion written in 2010. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together these exceptions accounted for fewer than 5% of the loans we insured in the second half of 2010 and fewer than 6% of the loans we insured in the first quarter of 2011. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guideline. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In billions)

NIW	$3.0	$1.8
Cancellations	(7.4)	(6.9)

Change in primary insurance in force	$(4.4)	$(5.1)

Direct primary insurance in force as of March 31,	$186.9	$207.1

Direct primary risk in force as of March 31,	$47.9	$53.0

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.  Since 2009, cancellations due to rescissions and claim payments have comprised a significant amount of our cancellations.

Our persistency rate was 83.7% at March 31, 2011 compared to 84.4% at December 31, 2010 and 85.6% at March 31, 2010. These persistency rates reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of March 31, 2011, included approximately 86,700 loans with insurance in force of approximately $13.7 billion and risk in force of approximately $4.0 billion, which is approximately 63% of our bulk risk in force.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $2.5 billion ($1.1 billion on pool policies with aggregate loss limits and $1.4 billion on pool policies without aggregate loss limits) at March 31, 2011 compared to $2.7 billion ($1.2 billion on pool policies with aggregate loss limits and $1.5 billion on pool policies without aggregate loss limits) at December 31, 2010.

Freddie Mac, one of our pool insurance insureds, is computing the aggregate loss limit under a pool insurance policy at a higher level than we are computing this limit because we believe the original aggregate limit decreases over time while they believe the limit remains constant.  At March 31, 2011, the difference was approximately $535 million and under our interpretation this difference may increase by up to approximately $205 million in August 2011 depending on the development of losses under this pool policy. This difference has had no effect on our results of operations because the aggregate paid losses plus the portion of our loss reserves attributable to this policy have been below our interpretation of the loss limit. Based on our interpretation of the pool insurance policy, and our expected loss development, we believe it is possible that in the second quarter of 2011 the losses from delinquent loans under this policy will exceed our view of the aggregate loss limit, with the result that we will not recognize the excess portion of such losses as incurred losses.

Net premiums written and earned

Net premiums written and earned during the first quarter of 2011 increased when compared to the same period in 2010.  The increase was due to lower levels of estimated premium refunds and lower ceded premiums due to captive terminations and run-offs, offset by lower average insurance in force. In a captive termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. In a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans.

We expect our average insurance in force to continue to decline through 2011 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) for the remainder of 2011 to continue at approximately the level experienced during the first quarter of 2011.

Risk sharing arrangements

For the quarter ended March 31, 2011, approximately 5% of our flow new insurance written was subject to arrangements with captives which was comparable to the year ended December 31, 2010. We expect the percentage of new insurance written subject to risk sharing arrangements to continue to approximate 5% in 2011 for the reasons discussed below.

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

Investment income

Investment income in the first quarter of 2011 was lower when compared to the same period in 2010 due to a decrease in the average investment yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The average maturity of our investments has continued to decrease as the proceeds from the April 2010 offerings have been invested in shorter term instruments. See further discussion under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.7% at March 31, 2011 and 3.2% at March 31, 2010.  The portfolio’s average pre-tax investment yield, excluding cash and cash equivalents, was 3.1% at March 31, 2011 and 3.5% at March 31, 2010.

We continue to expect a decline in investment income throughout 2011, compared to 2010, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Realized gains and other-than-temporary impairments

Net realized gains for the first quarter of 2011 included $5.7 million in net realized gains on the sale of fixed income investments. Net realized gains for the first quarter of 2010 included $33.0 million in net realized gains on the sale of fixed income investments, offset by $6.1 million in OTTI losses.

Other revenue

     Other revenue for the first quarter of 2011 decreased, when compared to the same period in 2010, due to a decrease in contract underwriting revenues.

Losses

As discussed in “Critical Accounting Policies” in our 10-K MD&A and consistent with industry practices, we establish loss reserves for future claims only for loans that are currently delinquent. The terms “delinquent” and “default” are used interchangeably by us and are defined as an insured loan with a mortgage payment that is 45 days or more past due. Loss reserves are established based on estimating the number of loans in our default inventory that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Historically, a substantial majority of borrowers have eventually cured their delinquent loans by making their overdue payments, but this percentage has decreased significantly in recent years.

Estimation of losses that we will pay in the future is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the economy, including unemployment and local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values, which expose us to greater losses on resale of properties obtained through the claim settlement process and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding claim payments, such as the settlement agreement discussed below under “Losses incurred.” Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

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

Losses incurred

In the first quarter of 2011, net losses incurred were $310 million, which represented $347 million related to current year loss development offset by $37 million related to favorable prior years’ loss development. In the first quarter of 2010, net losses incurred were $455 million, which represented $513 million related to current year loss development offset by $58 million related to favorable prior years’ loss development. See Note 12 – “Loss Reserves” to our consolidated financial statements.

Current year losses incurred decreased in the first quarter of 2011 compared to the same period in 2010 primarily due to a decrease in the number of new notices received, from 53,393 in the first quarter of 2010 to 43,195 in the first quarter of 2011.

The amount of losses incurred relating to default notices received in prior years represents the actual claim rate and severity associated with those default notices resolved in the current period to the extent it differs from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the claim rate and severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure. The $37 million decrease in losses incurred in the first quarter of 2011 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a slight decrease in severity on primary defaults which approximated $28 million as well as a slight decrease in the expected claim rate on primary defaults which accounted for a decrease of approximately $16 million. The decrease in the severity and claim rate was based on the resolution of approximately 22% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The offsetting increase in losses incurred related to prior years of approximately $7 million related to pool reserves, LAE reserves and reinsurance.

The $58 million decrease in losses incurred in the first quarter of 2010 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a decrease in the claim rate on primary and pool defaults which approximated $206 million. The decrease in the claim rate was based on the resolution of approximately 19% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The decrease in the claim rate was due to greater cures experienced during the first quarter of 2010, a portion of which resulted from loan modifications. The decrease in the claim rate on prior year defaults was offset by an increase in severity on primary and pool defaults which approximated $151 million. The increase in severity was based on the resolution of defaults that occurred in prior periods with higher claim amounts, as well as a re-estimation of amount to be ultimately paid on defaults remaining in inventory from the end of the prior year. The additional decrease in losses incurred related to prior years of approximately $3 million related to LAE reserves and reinsurance.

The decrease in the primary default inventory experienced during the first quarter of 2011 was generally across all markets and all book years. However the number of consecutive months a loan remains in the primary default inventory (the age of the item in default) has continued to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory

	March 31, 2011		December 31, 2010		March 31, 2010

Consecutive months in the default inventory
3 months or less	27,744	14%	37,640	18%	36,256	15%
4 - 11 months	57,319	29%	58,701	27%	90,816	38%
12 months or more	110,822	57%	118,383	55%	114,172	47%

Total primary default inventory	195,885	100%	214,724	100%	241,244	100%

Loans in our default inventory in our claims received inventory	17,686	9%	20,898	10%	17,384	7%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	March 31, 2011		December 31, 2010		March 31, 2010

3 payments or less	40,680	21%	51,003	24%	50,045	21%
4 - 11 payments	61,060	31%	65,797	31%	98,753	41%
12 payments or more	94,145	48%	97,924	45%	92,446	38%

Total primary default inventory	195,885	100%	214,724	100%	241,244	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In addition, if an insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion, and in the first quarter of 2011, rescissions mitigated our paid losses by approximately $0.2 billion. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible or aggregate loss limit under a bulk or pool policy, and may have been charged to a captive reinsurer. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on losses incurred, as shown in the table below, must be considered together with the various other factors impacting losses incurred and not in isolation.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended
	March 31,
	2011	2010
	(In billions)

Estimated rescission reduction - beginning reserve	$1.3	$2.1

Estimated rescission reduction - losses incurred	-	0.6

Rescission reduction - paid claims	0.2	0.4
Amounts that may have been applied to a deductible	-	(0.1)
Net rescission reduction - paid claims	0.2	0.3

Estimated rescission reduction - ending reserve	$1.1	$2.4

The decrease in the estimated rescission reduction to losses incurred in the first quarter of 2011 compared to the same period in 2010 is due to a decline in the expected rescission rate for loans in our default inventory, compared to an increasing expected rescission rate in the first quarter of 2010.

At March 31, 2011, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory due to their product mix, geographic location and vintage.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2011 and December 31, 2010 the estimate of this liability totaled $89 million and $101 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For nearly all of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended.  We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing.  Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.  Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.  Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide.  Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see Note 5 – “Litigation and contingencies” to our consolidated financial statements.

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may enter into additional settlement agreements with other lenders in the future. See our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” for a discussion of GSE restrictions regarding future settlement agreements.

We continue to discuss with other lenders their objections to material rescissions.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.  Although it is reasonably possible that, when these discussions or proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of March 31, 2011
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the Claim was Received	ETD Rescission Rate (1)	ETD Claims Resolution Percentage (2)

Q2 2009	27.8%	100.0%
Q3 2009	27.4%	100.0%
Q4 2009	24.0%	99.9%
Q1 2010	21.1%	99.6%
Q2 2010	20.0%	98.7%
Q3 2010	17.2%	93.2%

(1) This percentage is claims received during the quarter shown that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown. In certain cases we rescind coverage before a claim is received. Such rescissions, which have not been material, are not included in the statistics in this table.
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

As discussed under “–Risk sharing arrangements,” approximately 5% of our flow new insurance written is subject to reinsurance arrangements with lender captives. Captive agreements are written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $214 million at March 31, 2011 which was supported by $460 million of trust assets, while at December 31, 2010 the reinsurance recoverable on loss reserves related to captives was $248 million which was supported by $484 million of trust assets. As of March 31, 2011 and December 31, 2010 there was an additional $26 million of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. For additional discussion regarding our captive arrangements see “Losses—Losses incurred” in our 10-K MD&A.

In the first quarter of 2011 the captive arrangements reduced our losses incurred by approximately $14 million, compared to a $25 million captive reduction in the first quarter of 2010.  We anticipate that the reduction in losses incurred will continue to be lower in 2011, as some of our captive arrangements were terminated in 2010.

A rollforward of our primary default inventory for the three months ended March 31, 2011 and 2010 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report and by transfers of servicing between loan servicers.

	Three Months Ended March 31,
	2011	2010

Default inventory at beginning of period	214,724	250,440
Plus: New Notices	43,195	53,393
Less: Cures	(45,639)	(49,210)
Less: Paids (including those charged to a deductible or captive)	(13,466)	(9,194)
Less: Rescissions and denials	(2,929)	(4,185)
Default inventory at end of period	195,885	241,244

Information about the composition of the primary default inventory at March 31, 2011, December 31, 2010 and March 31, 2010 appears in the table below.

	March 31, 2011	December 31, 2010	March 31, 2010

Total loans delinquent (1)	195,885	214,724	241,244
Percentage of loans delinquent (default rate)	16.35%	17.48%	18.14%

Prime loans delinquent (2)	123,046	134,787	148,101
Percentage of prime loans delinquent (default rate)	12.24%	13.11%	13.33%

A-minus loans delinquent (2)	28,073	31,566	34,821
Percent of A-minus loans delinquent (default rate)	33.80%	36.69%	38.63%

Subprime credit loans delinquent (2)	10,053	11,132	12,536
Percentage of subprime credit loans delinquent (default rate)	42.51%	45.66%	47.80%

Reduced documentation loans delinquent (3)	34,713	37,239	45,786
Percentage of reduced documentation loans delinquent (default rate)	40.37%	41.66%	44.58%

General Notes: (a) For the information presented for March 31, 2011 and December 31, 2010, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.”  For the information presented for March 31, 2010, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower.  A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 13,098 defaults with a risk of $636.2 million as of March 31, 2011.
(1) At March 31, 2011, December 31, 2010 and March 31, 2010 33,421, 36,066 and 41,727 loans in default, respectively, related to Wall Street bulk transactions.
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

Pool insurance notice inventory decreased from 43,329 at December 31, 2010 to 40,769 at March 31, 2011. The pool insurance notice inventory was 42,664 at March 31, 2010. We expect that the trend of increased pool claim payments shown below in the table below titled “Net paid claims” will continue.

The primary and pool loss reserves at March 31, 2011 and December 31, 2010 appear in the table below.

Gross Reserves	March 31, 2011	December 31, 2010

Primary
Direct loss reserves (in millions)	$4,766	$5,146
Default inventory	195,885	214,724
Average direct reserve per default	$24,331	$23,966

Pool
Direct loss reserves (in millions)	$697	$730
Default inventory	40,769	43,329

Other gross reserves (in millions)	$8	$8

Note: Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

The primary default inventory and primary loss reserves by region at March 31, 2011, December 31, 2010 and March 31, 2010 appears in the table below.

Losses by Region

Primary Default Inventory
	March 31,	December 31,	March 31,
Region	2011	2010	2010
Great Lakes	24,595	27,663	30,762
Mid-Atlantic	8,901	9,660	11,004
New England	7,356	7,702	8,600
North Central	22,348	24,192	26,708
Northeast	17,822	19,056	20,032
Pacific	23,336	25,438	31,089
Plains	6,235	7,045	7,570
South Central	25,419	28,984	33,126
Southeast	59,873	64,984	72,353
Total	195,885	214,724	241,244

Primary Loss Reserves
(In millions)
Region	March 31, 2011	December 31, 2010	March 31, 2010
Great Lakes	$388	$426	$516
Mid-Atlantic	213	231	238
New England	145	174	205
North Central	456	495	534
Northeast	330	374	461
Pacific	847	886	1,005
Plains	96	107	122
South Central	508	555	588
Southeast	1,295	1,395	1,660
Total before IBNR and LAE	$4,278	$4,643	$5,329
IBNR and LAE	488	503	648
Total	$4,766	$5,146	$5,977

Regions contain the states as follows:
Great Lakes: IN, KY, MI, OH
Mid-Atlantic: DC, DE, MD, VA, WV
New England: CT, MA, ME, NH, RI, VT
North Central: IL, MN, MO, WI
Northeast: NJ, NY, PA
Pacific: CA, HI, NV, OR, WA
Plains: IA, ID, KS, MT, ND, NE, SD, WY
South Central: AK, AZ, CO, LA, NM, OK, TX, UT
Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves at March 31, 2011, December 31, 2010 and March 31, 2010 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	March 31, 2011	December 31, 2010	March 31, 2010
Flow	$3,047	$3,329	$3,634
Bulk	1,231	1,314	1,695
Total primary reserves	$4,278	$4,643	$5,329

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2011 paid claims) for the three months ended March 31, 2011 and 2010 appears in the table below.

Primary average claim paid
	Three Months Ended
	March 31,
	2011	2010
Florida	$57,540	$66,315
California	80,609	95,061
Arizona	55,696	63,830
Georgia	41,059	43,483
Michigan	33,750	36,076
All other states	44,062	47,243

All states	$47,921	$53,070

The primary average loan size of our insurance in force at March 31, 2011, December 31, 2010 and March 31, 2010 appears in the table below.

Primary average loan size	March 31,	December 31,	March 31,
	2011	2010	2010
Total insurance in force	$156,010	$155,700	$155,730
Prime (FICO 620 & >)	155,550	155,050	154,430
A-Minus (FICO 575-619)	129,970	130,360	129,950
Subprime (FICO < 575)	117,090	117,410	118,040
Reduced doc (All FICOs)	197,270	198,000	202,120

The primary average loan size of our insurance in force at March 31, 2011, December 31, 2010 and March 31, 2010 for the top 5 states (based on 2011 paid claims) appears in the table below.

Primary average loan size	March 31,	December 31,	March 31,
	2011	2010	2010
Florida	$173,888	$174,203	$177,318
California	282,745	283,459	287,154
Arizona	184,116	184,508	187,735
Georgia	148,174	148,002	148,468
Michigan	121,461	121,282	121,288
All other states	149,619	149,182	148,537

Information about net paid claims during the three months ended March 31, 2011 and 2010 appears in the table below.

Net paid claims (In millions)
	Three Months Ended
	March 31,
	2011	2010
Prime (FICO 620 & >)	$451	$288
A-Minus (FICO 575-619)	76	62
Subprime (FICO < 575)	19	21
Reduced doc (All FICOs)	100	113
Pool	72	34
Other	1	1
Direct losses paid	719	519
Reinsurance	(48)	(17)
Net losses paid	671	502
LAE	16	17
Net losses and LAE paid before terminations	687	519
Reinsurance terminations	(1)	-
Net losses and LAE paid	$686	$519

Primary claims paid for the top 15 states (based on 2011 paid claims) and all other states for the three months ended March 31, 2011 and 2010 appears in the table below.

Paid Claims by state (In millions)
	Three Months Ended
	March 31,
	2011	2010

Florida	$84	$71
California	80	66
Arizona	46	37
Georgia	37	19
Michigan	35	28
Texas	32	19
Nevada	31	24
Illinois	26	21
Ohio	23	16
Virginia	18	16
Maryland	16	13
Washington	16	10
Colorado	14	7
Minnesota	13	11
North Carolina	13	6
All other states	162	120
	$646	$484
Other (Pool, LAE, Reinsurance)	40	35
	$686	$519

The primary default inventory in those same states at March 31, 2011, December 31, 2010 and March 31, 2010 appears in the table below.

	March 31,	December 31,	March 31,
	2011	2010	2010
Florida	30,883	32,788	37,619
California	12,712	14,070	18,490
Arizona	6,006	6,781	8,320
Georgia	7,929	9,117	10,700
Michigan	9,015	10,278	12,098
Texas	9,870	11,602	13,055
Nevada	4,268	4,729	5,640
Illinois	11,748	12,548	13,685
Ohio	8,779	9,850	10,442
Virginia	3,177	3,627	4,237
Maryland	4,051	4,264	4,863
Washington	3,735	3,888	3,917
Colorado	2,575	2,917	3,365
Minnesota	3,346	3,672	4,462
North Carolina	5,093	5,641	6,356
All other states	72,698	78,952	83,995
	195,885	214,724	241,244

The primary default inventory at March 31, 2011, December 31, 2010 and March 31, 2010 separated between our flow and bulk business appears in the table below.

	March 31,	December 31,	March 31,
	2011	2010	2010
Flow	147,267	162,621	180,898
Bulk	48,618	52,103	60,346
	195,885	214,724	241,244

The flow default inventory by policy year at March 31, 2011, December 31, 2010 and March 31, 2010 appears in the table below.

Flow default inventory by policy year

	March 31,	December 31,	March 31,
Policy year:	2011	2010	2010
2002 and prior	13,343	14,914	16,679
2003	8,121	9,069	10,062
2004	10,917	12,077	13,420
2005	17,092	18,789	20,784
2006	25,624	28,284	31,911
2007	56,577	62,855	71,545
2008	14,984	16,059	16,261
2009	572	546	236
2010	37	28	-
	147,267	162,621	180,898

Beginning in 2008, the rate at which claims are received and paid slowed for a combination of reasons, including foreclosure moratoriums, servicing delays, court delays, loan modifications and our claims investigations. Although these factors continue to affect our paid claims, we believe that paid claims for 2011 will be higher than 2010 given the large number of loans that are 12 months or more past due and the approximately 18,000 claims that have been received but not yet paid. Within this increase, we also expect the portion of our paid claims that are pool paid claims to continue to increase, in part, as a result of deductibles being exhausted.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at March 31, 2011 and December 31, 2010 and approximated $112 million and $113 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

As of March 31, 2011, 59% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

During the first quarter of 2011 the premium deficiency reserve on Wall Street bulk transactions declined by $9 million from $179 million, as of December 31, 2010, to $170 million as of March 31, 2011.  The $170 million premium deficiency reserve as of March 31, 2011 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at March 31, 2011 was 2.7%.

The components of the premium deficiency reserve at March 31, 2011 and December 31, 2010 appear in the table below.

	March 31,	December 31,
	2011	2010
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(1,170)	$(1,254)

Established loss reserves	1,000	1,075

Net deficiency	$(170)	$(179)

The decrease in the premium deficiency reserve for the three months ended March 31, 2011 was $9 million, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the first quarter of 2011 is primarily related to higher estimated ultimate premiums.

	Three Months Ended
	March 31, 2011
	(In millions)

Premium Deficiency Reserve at beginning of period		$(179)

Paid claims and loss adjustment expenses	$75
Decrease in loss reserves	(75)
Premium earned	(33)
Effects of present valuing on future premiums, losses and expenses	(11)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(44)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		53

Premium Deficiency Reserve at end of period		$(170)

(1) A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of March 31, 2011, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business.  The present value of future premiums relies on, among other things, assumptions about persistency and repayment patterns on underlying loans.  The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Similar to our loss reserve estimates, our estimates for premium deficiency reserves could be adversely affected by several factors, including a deterioration of regional or economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses.  Assumptions used in calculating the deficiency reserves can also be affected by volatility in the current housing and mortgage lending industries.  To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimates will affect future period earnings and could be material.

Underwriting and other expenses

 Underwriting and other expenses for the first quarter of 2011 decreased when compared to the same period in 2010. The decrease reflects our lower contract underwriting volume as well as reductions in headcount.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010

Loss ratio	107.6%	167.1%
Expense ratio	16.2%	18.4%
Combined ratio	123.8%	185.5%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the first quarter of 2011, compared to the same period in 2010, was due to a decrease in losses incurred, as well as a slight increase in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in the expense ratio in the first quarter of 2011, compared to the same period in 2010, was due to a decrease in underwriting and other expenses of the combined insurance operations, as well as a slight increase in premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

        Interest expense for the first quarter of 2011 increased when compared to the same period in 2010. The increase is primarily due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

Income taxes

The effective tax rate provision on our pre-tax loss was 5.5% in the first quarter of 2011, compared to the effective tax rate (benefit) of (0.7%) on our pre-tax loss in the first quarter of 2010.  During those periods, the benefit from income taxes was reduced by the establishment of a valuation allowance.

We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives.  Based on our analysis and the level of cumulative operating losses, we have reduced our benefit from income tax by establishing a valuation allowance.

For the three months ended March 31, 2010, our deferred tax valuation allowance was reduced by the change in the deferred tax liability related to $9.2 million of unrealized gains on investments that were recorded to other comprehensive income.  For the three months ended March 31, 2011, our deferred tax valuation allowance was increased by the change in the deferred tax liability related to $26.2 million of unrealized losses on investments that were recorded to other comprehensive income.  In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

	Three Months Ended
	March 31,
	2011	2010
	(In millions)

Benefit from income taxes	$(19.2)	$(60.7)
Change in valuation allowance	21.0	59.7

Tax provision (benefit)	$1.8	$(1.0)

The increase in the valuation allowance that was included in other comprehensive income was $9.2 million for the three months ended March 31, 2011. There was no valuation allowance within other comprehensive income for the first three months of 2010. The total valuation allowance as of March 31, 2011 and December 31, 2010 was $440.5 million and $410.3 million, respectively.

Legislation enacted in 2009 expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the consolidated statement of operations for the carryback of 2009 losses. The refund related to these benefits was received in the second quarter of 2010.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1,331 million of net operating loss carryforwards on a regular tax basis and $505 million of net operating loss carryforwards for computing the alternative minimum tax as of March 31, 2011. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2031.

Financial Condition

At March 31, 2011, based on fair value, approximately 95% of our fixed income securities and cash and cash equivalents were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. The composition of ratings at March 31, 2011, December 31, 2010 and March 31, 2010 are shown in the table below.

Investment Portfolio Ratings

	At March 31, 2011	At December 31, 2010	At March 31, 2010

AAA	50%	51%	45%
AA	25%	25%	30%
A	20%	20%	19%

A or better	95%	96%	94%

BBB and below	5%	4%	6%

Total	100%	100%	100%

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

At March 31, 2011
(In millions)	Guarantor Rating
	AA-	BBB	NR	R	All
Underlying Rating:
AAA	$-	$-	$-	$19	$19
AA	107	241	-	111	459
A	82	167	-	136	385
BBB	-	31	10	25	66
	$189	$439	$10	$291	$929

NR – not rated
R – in regulatory receivership

At March 31, 2011, there were no fixed income securities relying on financial guaranty insurance to elevate their rating to ‘A’ and above. Any future downgrades of these financial guarantor ratings would leave the percentage of fixed income securities ‘A’ and above effectively unchanged.

We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At March 31, 2011, the modified duration of our fixed income investment portfolio, including cash and cash equivalents, was 3.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.1% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

We held $334.3 million in auction rate securities (“ARS”) backed by student loans at March 31, 2011. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At March 31, 2011, approximately 89% of our ARS portfolio was rated AAA/Aaa by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At March 31, 2011, our entire ARS portfolio, consisting of 32 investments, was subject to failed auctions; however, from the period when the auctions began to fail through March 31, 2011, $190.4 million in par value of ARS was either sold or called, with the average amount we received being approximately 98% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

At March 31, 2011, our total assets included $1.1 billion of cash and cash equivalents as shown on our consolidated balance sheet.

At March 31, 2011, we had $77.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015, with a combined fair value of $361.3 million, outstanding. At March 31, 2011, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with a fair value of $377.8 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at March 31, 2011 are reflected as a liability on our consolidated balance sheet at the current amortized value of $322.3 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $404.1 million at March 31, 2011.

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

The IRS is currently conducting an examination of our federal income tax returns for the years 2008 and 2009, which is scheduled to be completed in 2011.

The total amount of unrecognized tax benefits as of March 31, 2011 is $109.5 million.  The total amount of the unrecognized tax benefits that would affect our effective tax rate is $96.9 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $26.1 million for the payment of interest as of March 31, 2011. Based on our tentative agreement with the IRS, we expect our total amount of unrecognized tax benefits to be reduced by $103.6 million during 2011, while after taking into account prior payments and the effect of available net operating loss carrybacks, we expect net cash outflows to equal approximately $22 million.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2011, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $50.4 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through March 31, 2011, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into the first quarter of 2011. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

Liquidity and Capital Resources

Overview

At March 31, 2011, our sources of funds consisted primarily of:

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

At March 31, 2011, our obligations consisted primarily of:

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

 For the first time in many years, beginning in 2009, claim payments exceeded premiums received. We expect that this trend will continue. Due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, failures by servicers to follow proper procedures in foreclosure proceedings, loan modifications and claims investigations and rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. In addition, we align the maturities of our investment portfolio with our estimate of future obligations. A significant portion of our investment portfolio securities are held by our insurance subsidiaries. As long as the trends discussed above continue, we expect to experience significant declines in our investment portfolio.

Debt at Our Holding Company and Holding Company Capital Resources

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009, 2010 and the first quarter of 2011, MGIC has not paid any dividends to our holding company. Through 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI.

At March 31, 2011, we had $887 million in cash and investments at our holding company. As of March 31, 2011, our holding company’s obligations included $77.4 million of debt which is scheduled to mature in September 2011, $300 million of Senior Notes due in November 2015 and $345 million in Convertible Senior Notes due in 2017, all of which must be serviced pending scheduled maturity.  On an annual basis, as of March 31, 2011 our use of funds at the holding company for interest payments on our Senior Notes and Convertible Senior Notes approximated $38 million. As of March 31, 2011, our holding company’s obligations also include $389.5 million in Convertible Junior Debentures due in 2063 and interest on these debentures. See Note 3 – “Debt” to our consolidated financial statements for additional information about this indebtedness, including our right to defer interest on our Convertible Junior Debentures.

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

The premium deficiency reserve discussed under “Results of Consolidated Operations – Losses – Premium deficiency” above is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses on our total in force book, so no deficiency is recorded on a statutory basis. On a GAAP basis, contingency loss reserves are not established and thus not considered when calculating premium deficiency reserve, additionally policies are grouped based on how they are acquired, serviced and measured.

MGIC’s separate company risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2011	2010
	(In millions, except ratio)

Risk in force - net (1)	$33,577	$33,817

Statutory policyholders' surplus	$1,703	$1,709
Statutory contingency reserve	-	-

Statutory policyholders' position	$1,703	$1,709

Risk-to-capital	19.7:1	19.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2011	2010
	(In millions, except ratio)

Risk in force - net (1)	$38,976	$39,369

Statutory policyholders' surplus	$1,684	$1,692
Statutory contingency reserve	8	5

Statutory policyholders' position	$1,692	$1,697

Risk-to-capital	23.0:1	23.2:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($10.1 billion at March 31, 2011 and $11.0 billion at December 31, 2010) and for which loss reserves have been established.

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

Contractual Obligations

     At March 31, 2011, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,147	$148	$137	$437	$2,425
Operating lease obligations	6	3	2	1	-
Tax obligations	17	17	-	-	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement benefit plans	169	10	25	32	102
Other long-term liabilities	5,471	2,626	2,462	383	-

Total	$8,811	$2,805	$2,626	$853	$2,527

Our long-term debt obligations at March 31, 2011 include our $77.4 million of 5.625% Senior Notes due in September 2011, $300 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 - “Benefit plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of expected benefit payments under our benefit plans.

 Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate.  Due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, failures by servicers to follow proper procedures in foreclosure proceedings, loan modifications, claims investigations and claim rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 12 – “Loss reserves” to our consolidated financial statements and “-Critical Accounting Policies” in our 10-K MD&A. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.

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

 Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.               Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2011, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2011, the modified duration of our fixed income investment portfolio was 3.1 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.1% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.               Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC settled class action litigation against it under RESPA in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004 following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On November 29, 2010, six mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in Federal District Court for the District of Columbia.  The complaint alleges various causes of action related to the captive mortgage reinsurance arrangements of this mortgage lender, including that the defendants violated RESPA by paying the lender’s captive reinsurer excessive premiums in relation to the risk assumed by that captive. The named plaintiffs’ loan was not insured by MGIC and it is our understanding that it was not reinsured by this mortgage lender’s captive reinsurance affiliates.  In March 2011, the complaint was voluntarily dismissed by the plaintiffs as to MGIC and all of the other mortgage insurers.  There can be no assurance that we will not be subject to future litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

In addition to the above litigation, we face other litigation and regulatory risks. For additional information about such other litigation and regulatory risks you should review our Risk Factor titled “We are subject to the risk of private litigation and regulatory proceedings.”

Item 1 A.           Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan, all as specified by regulations to be adopted under Dodd-Frank by various federal financial institutions regulators.  This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency.   In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM.  The proposed definition of QRM allows a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction.  The LTV is to be calculated without including mortgage insurance.  Public comments to the proposed rule are due June 10, 2011.  The regulators requested that the public comments include information that may be used to assess whether loans with mortgage insurance are less likely to default than other loans and they requested public comments regarding the possibility of expanding the QRM definition to include loans with 90% LTVs that have mortgage insurance.  Under the proposed rule, because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship.  Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans.  Depending on the maximum LTV allowed in the final definition of QRM, to what extent, if any, the presence of mortgage insurance would allow for a higher LTV in the definition of QRM, and whether lenders choose mortgage insurance for non-QRM loans, the amount of new insurance that we write may be materially adversely affected.  See also “— If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.”  The following table shows the percentage of our new risk written by LTV for the first quarter of 2011 and for the year ended December 31, 2010.

	Percentage of new risk written
	1Q	Full Year
	2011	2010
LTV:
85% and under	7%	7%
85.1% - 90%	44%	48%
90.1% - 95%	48%	44%
95.1% - 97%	1%	1%
> 97%	0%	0%

Alternatives to private mortgage insurance include:

•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration, or FHA, and the Veterans Administration,

•	lenders and other investors holding mortgages in portfolio and self-insuring,

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

The FHA substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers.   However, the FHA’s 2010 and 2011 pricing, when compared to our credit-tiered pricing introduced in 2010 (and considering the effects of GSE pricing changes), may allow us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, what impact these premium changes will have on new insurance written in the future.

Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.

The majority of our insurance written is for loans sold to Fannie Mae and Freddie Mac. The business practices of the GSEs affect the entire relationship between them, lenders and mortgage insurers and include:

•
the level of private mortgage insurance coverage, subject to the limitations of the GSEs’ charters (which may be changed by federal legislation), when private mortgage insurance is used as the required credit enhancement on low down payment mortgages,

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

•
the extent to which the GSEs intervene in mortgage insurers’ rescission practices or rescission settlement practices with lenders.  Freddie Mac recently advised its servicers that they must obtain its prior approval for related settlements and Fannie Mae recently advised its servicers that they are prohibited from entering into such settlements.  In addition, Fannie Mae recently notified us that we must obtain its prior approval to enter into certain settlements.

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released on February 11, 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market. Members of the House of Representatives and the Senate have since introduced several bills intended to scale back the GSEs.  The bills include proposals to abolish the GSEs’ affordable housing goals, reduce the conforming loan limits, increase guarantee fees and set annual limits on the size of each GSE’s retained portfolio.  As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.  In addition, the timing of the impact on our business is uncertain.  Any changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage.  Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. During 2010 and the first quarter of 2011, more than 90% of our volume was on loans with GSE standard coverage.  We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects. The pricing changes we implemented in 2010 (see “— The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations”) may eliminate a lender’s incentive to use GSE charter coverage in place of standard coverage.

Both of the GSEs have guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s is Ba3, with a positive outlook and from Standard & Poor’s is B+, with a negative outlook.) For information about how these guidelines could affect us, see “— MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in the first quarter of 2011, rescissions mitigated our paid losses by approximately $0.2 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue at the same rates (as a percentage of claims received) we have previously experienced.

In addition, our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. See “—Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.” We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010.  For the first quarter of 2011, we estimate that rescissions had no material impact on our losses incurred.  All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In recent quarters, between 20% and 28% of claims received in a quarter have been resolved by rescissions. At March 31, 2011, we had 195,885 loans in our primary delinquency inventory; the resolution of a significant portion of these loans will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For nearly all of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended.  We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing.  Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.  Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.  Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide.  Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims.  MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see “— We are subject to the risk of private litigation and regulatory proceedings” as well as Item 3, “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2010.

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may enter into additional settlement agreements with other lenders in the future. For information regarding GSE restrictions on such settlement agreements, see “— Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

We continue to discuss with other lenders their objections to material rescissions.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.  Although it is reasonably possible that, when these discussions or proceedings are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

We are subject to the risk of private litigation and regulatory proceedings.

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC settled class action litigation against it under RESPA in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004 following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On November 29, 2010, six mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in Federal District Court for the District of Columbia.  The complaint alleges various causes of action related to the captive mortgage reinsurance arrangements of this mortgage lender, including that the defendants violated RESPA by paying the lender’s captive reinsurer excessive premiums in relation to the risk assumed by that captive. The named plaintiffs’ loan was not insured by MGIC and it is our understanding that it was not reinsured by this mortgage lender’s captive reinsurance affiliates.  In March 2011, the complaint was voluntarily dismissed by the plaintiffs as to MGIC and all of the other mortgage insurers.  There can be no assurance that we will not be subject to future litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In addition, the Dodd-Frank Act establishes the Bureau of Consumer Financial Protection to regulate the offering and provision of consumer financial products or services under federal law. We are uncertain whether this Bureau will issue any rules or regulations that affect our business. Such rules and regulations could have a material adverse effect on us.

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

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On December 8, 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice.  On January 6, 2011, the plaintiffs appealed the February 18, 2010 and December 8, 2010 decisions to the United States Court of Appeals for the Seventh Circuit.  We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which were insured through the flow channel and numbered more than 1,400 loans as of the filing of the action.  On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. On December 20, 2010, we filed an amended demand in the arbitration proceeding.  This amended demand increased the number of loans for which we denied and/or rescinded coverage and which were insured through the flow channel to more than 3,300.  We continue to rescind insurance coverage on additional Countrywide loans.  On December 20, 2010 Countrywide filed an amended response. In the amended response, Countrywide is seeking relief for rescissions on loans insured by MGIC through the flow channel and more than 30 bulk insurance policies.   In April 2011, Countrywide indicated that it believes MGIC has improperly rescinded coverage on more than 5,000 loans. The amended response also seeks damages as a result of purported breaches of insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. The amended response states that Countrywide seeks damages “well-exceeding” $150 million; the original response sought damages of at least $150 million.  On January 17, 2011, Countrywide filed an answer to MGIC’s amended demand and MGIC filed an answer to Countrywide’s amended response.  Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage.  While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue.  The hearing before the panel on the bellwether loans that had previously been scheduled to begin in October 2011 has been postponed to May 2012.

From January 1, 2008 through March 31, 2011, rescissions of Countrywide-related loans mitigated our paid losses on the order of $360 million. This amount is the amount we estimate we would have paid had the loans not been rescinded.  On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72 thousand.  At March 31, 2011, 41,696 loans in our primary delinquency inventory were Countrywide-related loans (approximately 21% of our primary delinquency inventory).  Of these 41,696 loans, some will cure their delinquency and the remainder will either become paid claims or will be rescinded.  From January 1, 2008 through March 31, 2011, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 72% were paid and the remaining 28% were rescinded.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders.  From January 1, 2008 through March 31, 2011, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.2 billion of mitigation on paid losses, excluding amounts that would have been applied to a deductible. At March 31, 2011, we estimate that our total loss reserves were benefited from rescissions by approximately $1.1 billion.

We intend to defend MGIC against Countrywide’s complaint and arbitration response, and to pursue MGIC’s claims in the arbitration, vigorously. However, we are unable to predict the outcome of these proceedings or their effect on us. Also, although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding.  An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital.  In this regard, see “— Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis.”

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. We continue to discuss with other lenders their objections to material rescissions.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.   For additional information about rescissions as well as the settlement referred to above, see “— We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.”

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

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010 and the first quarter of 2011, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion and $0.5 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be.  For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments.  Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred.  Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 15,400 loans in our primary delinquent inventory at March 31, 2011 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled.  Through March 31, 2011 approximately 27,700 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time.

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

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. During 2010 and the first quarter of 2011, approximately 11% and 9%, respectively, of our new insurance written was for loans for which one lender was the original insured, although revenue from such loans was significantly less than 10% of our revenues during each of those periods. Our private mortgage insurance competitors include:

•	PMI Mortgage Insurance Company,

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	Republic Mortgage Insurance Company, whose parent, based on information filed with the SEC through May 9, 2011, is our largest shareholder,

•	CMG Mortgage Insurance Company, and

•	Essent Guaranty, Inc.

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

Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting guidelines, which have resulted in our declining to insure some of the loans originated by our customers and rescission of loans that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our rescissions.  In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after Countrywide ceased doing business with us. See “— We are subject to the risk of private litigation and regulatory proceedings” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Countrywide and its Bank of America affiliates were the original insured for 12.0% of our flow new insurance written in 2008 and 8.3% of our new insurance written in the first three quarters of 2009. Bank of America recently informed us that it intends, at some point in the future, to implement procedures to enable them to cancel MGIC’s coverage on loans Bank of America purchases from correspondent lenders and substitute coverage from our competitors.  In general, a correspondent lender funds loans and then sells them servicing-released to another lender who retains the servicing and either sells the loans to an investor or retains them in portfolio.  Traditionally a correspondent lender’s selection of which mortgage insurer insures the loans it funds has not been changed by the lender to which those loans were sold.  We estimate that during 2010 approximately 10% of our new insurance written was for loans purchased by Bank of America from correspondent lenders.  The effect of Bank of America’s actions on MGIC may depend on the reaction of correspondent lenders and any reaction from the GSEs, as well as other factors.  While we will be taking various actions to seek to retain this business, we cannot predict the extent to which Bank of America’s actions will adversely affect us.

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

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of March 31, 2011, approximately 26.8% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 8.6% had FICO credit scores below 620, and 11.1% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (3) to the composition of primary default inventory table under "Results of Consolidated Operations-Losses-Losses incurred in Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Beginning in the fourth quarter of 2007 we made a series of changes to our underwriting guidelines in an effort to improve the risk profile of our new business. From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together these exceptions accounted for fewer than 5% of the loans we insured in the second half of 2010 and fewer than 6% of the loans we insured in the first quarter of 2011. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guideline. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

As of March 31, 2011, approximately 2.8% of our primary risk in force written through the flow channel, and 35.7% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. We believe that when the reset interest rate significantly exceeds the interest rate at loan origination, claims on ARMs would be substantially higher than for fixed rate loans. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2011.

MGIC INVESTMENT CORPORATION
\s\ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer

\s\ Timothy J. Mattke
Timothy J. Mattke
Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

3.1	Articles of Incorporation, as amended

10.3.2	2011 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for its May 5, 2011 Annual Meeting of Shareholders)

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being "filed")

99
Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2010 and the three months ended March 31, 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

90