Form 10-Q
period 2011-06-30
MGIC INVESTMENT CORP
filed 2011-08-09
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______  to ______
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES☒      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	07/31/11	201,146,648

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2011 - $6,618,208; 2010 - $7,366,808)	$6,743,812	$7,455,238
Equity securities	2,637	3,044
Total investment portfolio	6,746,449	7,458,282

Cash and cash equivalents	1,038,568	1,304,154
Accrued investment income	67,555	70,305
Reinsurance recoverable on loss reserves (note 4)	206,170	275,290
Reinsurance recoverable on paid losses	32,259	34,160
Prepaid reinsurance premiums	1,962	2,637
Premium receivable	74,717	79,567
Home office and equipment, net	28,962	28,638
Deferred insurance policy acquisition costs	7,970	8,282
Other assets	65,124	72,327
Total assets	$8,269,736	$9,333,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$5,082,902	$5,884,171
Premium deficiency reserve (note 13)	158,913	178,967
Unearned premiums	186,985	215,157
Senior notes (note 3)	321,621	376,329
Convertible senior notes (note 3)	345,000	345,000
Convertible junior debentures (note 3)	329,330	315,626
Other liabilities	332,125	349,337

Total liabilities	6,756,876	7,664,587

Contingencies (note 5)

Shareholders' equity:
Common stock ($1 par value, shares authorized 460,000,000; shares issued, 2011 - 205,046,780; 2010 - 205,046,780; shares outstanding, 2011 - 201,146,648; 2010 - 200,449,588)	205,047	205,047
Paid-in capital	1,131,557	1,138,942
Treasury stock (shares at cost, 2011 - 3,900,132; 2010 - 4,597,192)	(163,586)	(222,632)
Accumulated other comprehensive income, net of tax (note 9)	50,977	22,136
Retained earnings	288,865	525,562
Total shareholders' equity	1,512,860	1,669,055

Total liabilities and shareholders' equity	$8,269,736	$9,333,642

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:	(In thousands of dollars, except per share data)
Premiums written:
Direct	$283,471	$314,310	$571,188	$589,444
Assumed	700	779	1,430	1,576
Ceded	(13,772)	(19,743)	(27,756)	(39,616)

Net premiums written	270,399	295,346	544,862	551,404
Decrease in unearned premiums, net	14,055	13,828	28,138	29,722

Net premiums earned	284,454	309,174	573,000	581,126
Investment income, net of expenses	55,490	62,868	112,033	131,727
Realized investment gains, net	21,734	31,702	27,495	64,656
Total other-than-temporary impairment losses	-	-	-	(6,052)
Portion of losses recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	(6,052)
Other revenue	5,329	2,611	7,592	5,668

Total revenues	367,007	406,355	720,120	777,125

Losses and expenses:
Losses incurred, net (note 12)	459,552	320,077	769,983	774,588
Change in premium deficiency reserve (note 13)	(11,035)	(10,619)	(20,053)	(24,185)
Amortization of deferred policy acquisition costs	1,723	1,770	3,448	3,493
Other underwriting and operating expenses, net	52,320	52,280	108,145	110,502
Interest expense	26,326	25,099	52,368	46,117

Total losses and expenses	528,886	388,607	913,891	910,515

(Loss) income before tax	(161,879)	17,748	(193,771)	(133,390)
Benefit from income taxes (note 11)	(10,147)	(6,803)	(8,378)	(7,850)

Net (loss) income	$(151,732)	$24,551	$(185,393)	$(125,540)

(Loss) earnings per share (note 6):
Basic	$(0.75)	$0.14	$(0.92)	$(0.82)
Diluted	$(0.75)	$0.13	$(0.92)	$(0.82)

Weighted average common shares outstanding - diluted (note 6)	201,097	182,156	200,921	152,344

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
 CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
 Year Ended December 31, 2010 and Six Months Ended June 30, 2011
(unaudited)

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings	Comprehensive loss
	(In thousands)

Balance, December 31, 2009	$130,163	$443,294	$(269,738)	$74,155	$924,707

Net loss	-	-	-	-	(363,735)	$(363,735)
Change in unrealized investment gains and losses, net	-	-	-	(69,074)	-	(69,074)
Common stock shares issued	74,884	697,492	-	-	-
Reissuance of treasury stock, net	-	(14,425)	47,106	-	(35,410)
Equity compensation	-	12,581	-	-	-
Defined benefit plan adjustments, net	-	-	-	6,390	-	6,390
Unrealized foreign currency translation adjustment, net	-	-	-	10,665	-	10,665
Comprehensive loss	-	-	-	-	-	$(415,754)

Balance, December 31, 2010	$205,047	$1,138,942	$(222,632)	$22,136	$525,562

Net loss	-	-	-	-	(185,393)	$(185,393)
Change in unrealized investment gains and losses, net (notes 7 and 8)	-	-	-	24,317	-	24,317
Reissuance of treasury stock, net	-	(13,534)	59,046	-	(51,304)
Equity compensation	-	6,149	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	4,524	-	4,524
Comprehensive loss (note 9)	-	-	-	-	-	$(156,552)

Balance, June 30, 2011	$205,047	$1,131,557	$(163,586)	$50,977	$288,865

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended
	June 30,

	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(185,393)	$(125,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,269	27,825
Decrease in deferred insurance policy acquisition costs	312	816
Decrease in accrued investment income	2,750	9,341
Decrease (increase) in reinsurance recoverable on loss reserves	69,120	(7,315)
Decrease (increase) in reinsurance recoverable on paid losses	1,901	(7,685)
Decrease in prepaid reinsurance premiums	675	429
Decrease (increase) in premium receivable	4,850	(1,643)
Decrease in loss reserves	(801,269)	(316,061)
Decrease in premium deficiency reserve	(20,053)	(24,185)
Decrease in unearned premiums	(28,172)	(31,300)
Deferred tax benefit	(11,970)	(12,588)
Increase in income taxes payable (current)	585	294,095
Realized investment gains, excluding impairment losses	(27,495)	(64,656)
Net investment impairment losses	-	6,052
Other	(22,572)	68,624
Net cash used in operating activities	(977,462)	(183,791)

Cash flows from investing activities:
Purchase of fixed maturities	(1,881,026)	(2,593,435)
Purchase of equity securities	(62)	(56)
Proceeds from sale of equity securities	504	-
Proceeds from sale of fixed maturities	1,818,354	2,483,172
Proceeds from maturity of fixed maturities	821,954	352,525
Net increase in payable for securities	3,921	44,664
Net cash provided by investing activities	763,645	286,870

Cash flows from financing activities:
Net proceeds from convertible senior notes	-	334,450
Common stock shares issued	-	772,300
Repurchases of long-term debt	(51,769)	-
Net cash (used in) provided by financing activities	(51,769)	1,106,750

Net (decrease) increase in cash and cash equivalents	(265,586)	1,209,829
Cash and cash equivalents at beginning of period	1,304,154	1,185,739
Cash and cash equivalents at end of period	$1,038,568	$2,395,568

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1 - Basis of presentation

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

Capital

The insurance laws or regulations of 16 jurisdictions, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. At June 30, 2011, MGIC’s risk-to-capital ratio was 20.4 to 1. Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any contribution to MGIC of the proceeds from our April 2010 common stock and convertible notes offerings beyond the contribution already made, could reach 40 to 1 or even higher under a stress loss scenario.  Also, at June 30, 2011, MGIC’s policyholders position (policyholders position is the insurer’s net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums) exceeded the required regulatory minimum of our domiciliary state by approximately $183 million, and on a combined statutory basis we exceeded the minimum by approximately $260 million. At June 30, 2011, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 23.4 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed.  These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

In December 2009, the Office of the Commissioner of Insurance for Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, its risk-to-capital requirement. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these jurisdictions which expire at various times.  One waiver expired on December 31, 2010 and was not immediately renewed because the need for a waiver was not considered imminent.  MGIC may reapply for the waiver.  Some jurisdictions have denied the request and others may deny the request. The OCI and insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC obtained additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the jurisdictions that have risk-to-capital requirements represented approximately 50% of new insurance written in 2010 and approximately 47% in the first two quarters of 2011. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow it to once again write new business.

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

We have implemented a plan to write new mortgage insurance in MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, in selected jurisdictions in order to address the likelihood that in the future MGIC will not meet the minimum regulatory capital requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which minimum requirements are present.  MIC has received the necessary approvals, including from the OCI, to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet applicable regulatory capital requirements and obtain waivers of those requirements.

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

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011.   We expect to engage in discussions with Fannie Mae in the third quarter of 2011 regarding an extension of the Fannie Mae Agreement. Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Unless Fannie Mae and Freddie Mac extend or modify the terms of their approvals of MIC, whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution already made without prior approval from each GSE, which, in future years, may limit the amount of business MIC would otherwise write. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not an eligible mortgage insurer.

In late July 2011, a competitor announced that the waiver of risk-to-capital requirements that its flagship mortgage insurer received from its domiciliary state expires August 31, 2011 and that it has not yet received approval from its domiciliary state or the GSEs to write new business in a separately capitalized subsidiary that we understand is a sister entity, and not a subsidiary, of the flagship mortgage insurer.  In early August, the competitor announced that while it continued to pursue such approvals,  it would discontinue writing new insurance commitments after August 31, 2011.  Both Fannie Mae and Freddie Mac suspended the flagship mortgage insurer and the separately capitalized subsidiary as approved mortgage insurers.  We are uncertain how such events, including the actions taken by the GSEs, will impact the status of MGIC's waivers and approvals to utilize MGIC's direct subsidiary, MIC.  Because it is wholly owned by MGIC, the operating results from business written by MIC would positively (in the case of profitable business) or negatively (in the case of unprofitable business) impact MGIC.

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

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in the first two quarters of 2011, rescissions mitigated our paid losses by approximately $0.4 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue at the same rates (as a percentage of claims received) we have previously experienced.

In addition, our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. For the first two quarters of 2011, we estimate that rescissions had no significant impact on our losses incurred.  All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In recent quarters, between 18% and 24% of claims received in a quarter have been resolved by rescissions. At June 30, 2011, we had 184,452 loans in our primary delinquency inventory; the resolution of a significant portion of these loans will not involve paid claims.

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

We continue to discuss with other lenders their objections to material rescissions. In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may, subject to GSE approval, enter into additional settlement agreements with other lenders in the future. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements.  In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. There can be no assurances that the GSEs will approve any future settlement agreements.

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

Note 2 - New Accounting Guidance

In June 2011, new guidance was issued requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The new requirements are generally effective for public entities in fiscal years (including interim periods) beginning after December 15, 2011. Early adoption is permitted. Full retrospective application is required. We are currently evaluating the provisions of this guidance and intend to meet the new requirements beginning in the first quarter of 2012.

In May 2011, new guidance was issued regarding fair value measurement. The guidance in the new standard is intended to harmonize the fair value measurement and disclosure requirements for United States and International standards. Many of the changes in the standard represent clarifications to existing guidance, but the standard also includes some new guidance and new required disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the provisions of this guidance and the impact on our financial statements and disclosures.

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

Note 3 – Debt

Senior Notes

At June 30, 2011 we had outstanding $77.4 million, 5.625% Senior Notes due in September 2011 and $245 million, 5.375% Senior Notes due in November 2015. In the second quarter of 2011 we repurchased $55 million in par value of our 5.375% Senior Notes due in November 2015. We recognized a gain on the repurchases of approximately $3.2 million, which is included in other revenue on the Consolidated Statements of Operations for the three and six months ended June 30, 2011. At December 31, 2010 we had outstanding $77.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes.  A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at June 30, 2011.

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

At June 30, 2011 and December 31, 2010, the fair value of the amount outstanding under our Senior Notes was $295.7 million and $355.6 million, respectively. The fair value was determined using publicly available trade information.

Interest payments on the Senior Notes were $10.3 million in each of the six months ended June 30, 2011 and 2010.

Convertible Senior Notes

At June 30, 2011 and December 31, 2010 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in 2017. Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. We do not have the right to defer interest payments on the Convertible Senior Notes. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

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

At June 30, 2011 and December 31, 2010, the fair value of the amount outstanding under our Convertible Senior Notes was $306.2 million and $400.5 million, respectively. The fair value was determined using publicly available trade information.

Interest payments on the Convertible Senior Notes were $8.6 million in the six months ended June 30, 2011. There were no interest payments on the Convertible Senior Notes in the six months ended June 30, 2010.

Convertible Junior Subordinated Debentures

At June 30, 2011 and December 31, 2010 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At June 30, 2011 and December 31, 2010 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $329.3 million and $315.6 million, respectively, with the unamortized discount reflected in equity. The debentures rank junior to all of our existing and future senior indebtedness.

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

Interest on the debentures that would have been payable on the scheduled interest payment dates of April 1, 2009, October 1, 2009 and April 1, 2010 had been deferred past the scheduled payment date. During this deferral period the deferred interest continued to accrue and compound semi-annually at an annual rate of 9%.

On October 1, 2010 we paid each of those deferred interest payments, including the compound interest on each.  The interest payments, totaling approximately $57.5 million, were made from the net proceeds of our April 2010 common stock offering.  We have remained current on these interest payments since October 1, 2010. We continue to have the right to defer interest that is payable on subsequent scheduled interest payment dates if we give the required 15 day notice. Any deferral of such interest would be on terms equivalent to those described above.

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

The fair value of the debentures was approximately $311.6 million and $432.4 million, respectively, at June 30, 2011 and December 31, 2010, as determined using available pricing for these debentures or similar instruments.

Interest payments on the debentures were $17.5 million in the six months ended June 30, 2011. There were no interest payments on the debentures in the six months ended June 30, 2010, as we were in a deferral period that ended on October 1, 2010 as discussed above.

Note 4 – Reinsurance

The reinsurance recoverable on loss reserves as of June 30, 2011 and December 31, 2010 was approximately $206 million and $275 million, respectively. Within those amounts, the reinsurance recoverable on loss reserves related to captive agreements was approximately $186 million at June 30, 2011 and $248 million at December 31, 2010. The total fair value of the trust fund assets under our captive agreements at June 30, 2011 was $451 million, compared to $510 million at December 31, 2010.  Trust fund assets of $3 million were transferred to us as a result of captive terminations during the first six months of 2011.

Note 5 – Litigation and contingencies

In addition to the matters described below, we are involved in legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC settled class action litigation against it under RESPA in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004 following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On November 29, 2010, six mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in Federal District Court for the District of Columbia.  The complaint alleged various causes of action related to the captive mortgage reinsurance arrangements of this mortgage lender, including that the defendants violated RESPA by paying the lender’s captive reinsurer excessive premiums in relation to the risk assumed by that captive. In March 2011, the complaint was voluntarily dismissed by the plaintiffs as to MGIC and all of the other mortgage insurers.  There can be no assurance that we will not be subject to future litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, we provided the MN Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MN Department, and beginning in March 2008 the MN Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions, including as recently as May 2011. In addition, beginning in June 2008, we have received subpoenas from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

In September 2010, a housing discrimination complaint was filed against MGIC with the U.S. Department of Housing and Urban Development alleging that MGIC violated the Fair Housing Act and discriminated against the complainant on the basis of her sex and familial status when MGIC underwrote her loan for mortgage insurance. In May 2011, HUD commenced an administrative action against MGIC and two of its employees, seeking, among other relief, aggregate fines of $48,000.  The HUD complainant elected to have charges in the administrative action proceed in federal court and on July 5, 2011, the U.S. Department of Justice (“DOJ”) filed a civil complaint in the U.S. District Court for the Western District of Pennsylvania against MGIC and these employees on behalf of the complainant.  The complaint seeks redress for the alleged housing discrimination, including compensatory and punitive damages for the alleged victims and a civil penalty payable to the United States. MGIC denies that any unlawful discrimination occurred and disputes many of the allegations in the complaint.

In October 2010, a separate purported class action lawsuit was filed against MGIC by the HUD complainant in the same District Court in which the DOJ action is pending alleging that MGIC discriminated against her on the basis of her sex and familial status when MGIC underwrote her loan for mortgage insurance. In May 2011, the District Court granted MGIC’s motion to dismiss with respect to all claims except certain Fair Housing Act claims.

MGIC intends to vigorously defend itself against the allegations in both the class action lawsuit and the DOJ lawsuit.  Based on the facts known at this time, we do not foresee the ultimate resolution of these legal proceedings having a material adverse effect on us.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On December 8, 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice.  On January 6, 2011, the plaintiffs appealed the February 18, 2010 and December 8, 2010 decisions to the United States Court of Appeals for the Seventh Circuit.  On June 6, 2011, the plaintiffs filed a motion with the District Court for relief from that court’s judgment of dismissal on the grounds that the transcripts it obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS are newly discovered evidence showing that amending its complaint would not be futile. On August 1, 2011, we filed a response to the plaintiffs’ motion seeking its dismissal. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court pending arbitration between the parties, discussed below. On May 17, 2010, the Court of Appeals denied a stay of the District Court’s remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court.  On August 26, 2010, Countrywide filed an opposition to our petition.  Countrywide’s opposition states that there are thousands of loans for which it disputes MGIC’s interpretation of the flow insurance policies at issue. On September 16, 2010, we filed a reply to Countrywide’s opposition.  On October 1, 2010, the California State Court stayed the litigation in that court pending a final ruling on our appeal. On June 15, 2011, the Court of Appeals reversed the District Court, holding that the District Court should not have remanded the case to the California State Court without ruling on MGIC’s stay motion.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which were insured through the flow channel and numbered more than 1,400 loans as of the filing of the action.  On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. On December 20, 2010, we filed an amended demand in the arbitration proceeding.  This amended demand increased the number of loans for which we denied and/or rescinded coverage and which were insured through the flow channel to more than 3,300.  We continue to rescind insurance coverage on additional Countrywide loans.  On December 20, 2010, Countrywide filed an amended response. In the amended response, Countrywide is seeking relief for rescissions on loans insured by MGIC through the flow channel and more than 30 bulk insurance policies.   In April 2011, Countrywide indicated that it believes MGIC has improperly rescinded coverage on more than 5,000 loans. The amended response also seeks damages as a result of purported breaches of insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. The amended response states that Countrywide seeks damages “well-exceeding” $150 million; the original response sought damages of at least $150 million.  On January 17, 2011, Countrywide filed an answer to MGIC’s amended demand and MGIC filed an answer to Countrywide’s amended response.  Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage.  While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue.  The hearing before the panel on the bellwether loans that had previously been scheduled to begin in October 2011 has been postponed to May 2012.

From January 1, 2008 through June 30, 2011, rescissions of Countrywide-related loans mitigated our paid losses on the order of $375 million. This is the amount we estimate we would have paid had the loans not been rescinded.  On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $71,400.  At June 30, 2011, 40,219 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory).  Of these 40,219 loans, some will cure their delinquency and the remainder will either become paid claims or will be rescinded.  From January 1, 2008 through June 30, 2011, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 75% were paid and the remaining 25% were rescinded. We do not believe that the settlement agreement announced in June 2011 between Bank of America and certain investors in certain Countrywide residential mortgage backed securities will have a material impact on our Countrywide rescissions, if it becomes effective.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders.  From January 1, 2008 through June 30, 2011, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.4 billion of mitigation on paid losses, excluding amounts that would have been applied to a deductible. At June 30, 2011, we estimate that our total loss reserves were benefited from rescissions by approximately $0.9 billion.

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

Freddie Mac, one of our pool insurance insureds, is computing the aggregate loss limit under a pool insurance policy at a higher level than we are computing this limit because we believe the original aggregate limit decreases over time while they believe the limit remains constant.  At June 30, 2011, the difference was approximately $535 million.  Beginning in the second quarter of 2011, this difference has had an effect on our results of operations because the aggregate paid losses plus the portion of our loss reserves attributable to this policy have exceeded our interpretation of the loss limit by $52 million.  Had we not limited our losses in a manner consistent with our interpretation of the policy, our losses incurred would have been $52 million higher in the second quarter of 2011, and our capital and risk-to-capital ratio would have been negatively impacted.  Absent a change in our interpretation of the policy or that of Freddie Mac, we expect the aggregate impact on losses incurred will grow in future quarters. MGIC and Freddie Mac have each advised the other of the basis for its interpretation of the policy. It is reasonably possible that any eventual resolution of this matter could have a material adverse effect on us.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through June 30, 2011, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into the first half of 2011. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

See Note 11 – “Income taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (loss) per share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities with non-forfeitable rights to dividends of 1.0 million, 1.2 million and 1.8 million for the three months ended June 30, 2011 and the six months ended June 30, 2011 and 2010, respectively, because they were anti-dilutive due to our reported net loss.  For the three months ended June 30, 2010 our basic EPS includes participating securities of 1.8 million with non-forfeitable rights to dividends. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are always excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended June 30, 2011 and 2010 common stock equivalents of 55.5 million and 53.3 million, respectively, and for the six months ended June 30, 2011 and 2010 common stock equivalents of 55.5 million and 45.8 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2011	2010	2011	2010
	(In thousands, except per share data)

Basic earnings per share:
Average common shares outstanding	201,097	181,267	200,921	152,344
Net (loss) income	$(151,732)	$24,551	$(185,393)	$(125,540)
Basic (loss) earnings per share	$(0.75)	$0.14	$(0.92)	$(0.82)

Diluted earnings per share:
Weighted-average shares - Basic	201,097	181,267	200,921	152,344
Common stock equivalents	-	889	-	-

Weighted-average shares - Diluted	201,097	182,156	200,921	152,344

Net (loss) income	$(151,732)	$24,551	$(185,393)	$(125,540)

Diluted (loss) earnings per share	$(0.75)	$0.13	$(0.92)	$(0.82)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at June 30, 2011 and December 31, 2010 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses (1)	Value
	(In thousands)

U.S. Treasury securities and obligations of U.S.government corporations and agencies	$873,069	$18,039	$(4,736)	$886,372
Obligations of U.S. states and political subdivisions	3,020,694	97,550	(33,449)	3,084,795
Corporate debt securities	2,348,328	48,467	(6,530)	2,390,265
Commercial mortgage-backed	164,428	977	(657)	164,748
Residential mortgage-backed securities	64,282	2,334	-	66,616
Debt securities issued by foreign sovereign governments	147,407	3,947	(338)	151,016
Total debt securities	$6,618,208	$171,314	$(45,710)	$6,743,812
Equity securities	2,602	44	(9)	2,637

Total investment portfolio	$6,620,810	$171,358	$(45,719)	$6,746,449

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$1,092,890	$16,718	$(6,822)	$1,102,786
Obligations of U.S. states and political subdivisions	3,549,355	85,085	(54,374)	3,580,066
Corporate debt securities	2,521,275	54,975	(11,291)	2,564,959
Residential mortgage-backed securities	53,845	3,255	-	57,100
Debt securities issued by foreign sovereign governments	149,443	1,915	(1,031)	150,327
Total debt securities	$7,366,808	$161,948	$(73,518)	$7,455,238
Equity securities	3,049	40	(45)	3,044

Total investment portfolio	$7,369,857	$161,988	$(73,563)	$7,458,282

(1) At June 30, 2011 and December 31, 2010, there were no other-than-temporary impairment losses recorded in other comprehensive income.

The amortized cost and fair values of debt securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
June 30, 2011	Cost	Value
	(In thousands)

Due in one year or less	$398,691	$400,037
Due after one year through five years	3,111,422	3,172,929
Due after five years through ten years	1,234,168	1,279,285
Due after ten years	1,342,969	1,373,046

	$6,087,250	$6,225,297

Commercial mortgage-backed securities	164,428	164,748
Residential mortgage-backed securities	64,282	66,616
Auction rate securities (1)	302,248	287,151

Total at June 30, 2011	$6,618,208	$6,743,812

(1) At June 30, 2011, approximately 97% of auction rate securities had a contractual maturity greater than 10 years.

At June 30, 2011 and December 31, 2010, the investment portfolio had gross unrealized losses of $45.7 million and $73.6 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$181,707	$4,736	$-	$-	$181,707	$4,736
Obligations of U.S. states and political subdivisions	566,735	14,439	274,603	19,010	841,338	33,449
Corporate debt securities	699,173	5,359	43,853	1,171	743,026	6,530
Commercial mortgage-backed securities	69,560	657	-	-	69,560	657
Residential mortgage-backed securities	-	-	-	-	-	-
Debt issued by foreign sovereign governments	10,152	86	4,814	252	14,966	338
Equity securities	720	9	-	-	720	9
Total investment portfolio	$1,528,047	$25,286	$323,270	$20,433	$1,851,317	$45,719

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$258,235	$6,822	$-	$-	$258,235	$6,822
Obligations of U.S. states and political subdivisions	1,160,877	32,415	359,629	21,959	1,520,506	54,374
Corporate debt securities	817,471	9,921	28,630	1,370	846,101	11,291
Residential mortgage-backed securities	-	-	-	-	-	-
Debt issued by foreign sovereign governments	105,724	1,031	-	-	105,724	1,031
Equity securities	2,723	45	-	-	2,723	45
Total investment portfolio	$2,345,030	$50,234	$388,259	$23,329	$2,733,289	$73,563

The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at June 30, 2011 and December 31, 2010, respectively, compared to the interest rates at the time of purchase as well as the discount rate applied in our auction rate securities discounted cash flow model. The securities in an unrealized loss position for 12 months or greater are primarily auction rate securities (“ARS”) backed by student loans. See further discussion of these securities below.

We held $287.2 million in ARS backed by student loans at June 30, 2011. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At June 30, 2011, approximately 87% of our ARS portfolio was rated AAA/Aaa by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At June 30, 2011, our entire ARS portfolio, consisting of 28 investments, was subject to failed auctions; however, from the period when the auctions began to fail through June 30, 2011, $235.6 million in par value of ARS was either sold or called, with the average amount we received being approximately 99% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the first six months of 2011 there were no other-than-temporary impairments (“OTTI”) recognized compared to $6.1 million during the first six months of 2010.

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2010.

	Three Months	Six Months
	Ended	Ended
June 30, 2010
(In thousands)

Beginning balance	$1,021	$1,021
Addition for the amount related to the credit loss for which an OTTI was not previously recognized	-	-
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	-	-
Reductions for securities sold during the period (realized)	(1,021)	(1,021)
Ending balance	$-	$-

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$21,749	$31,680	$27,478	$58,316
Equity securities	7	19	39	57
Other	(22)	3	(22)	231

	$21,734	$31,702	$27,495	$58,604

	Three Months Ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)

Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$23,553	$36,608	$31,945	$72,588
Losses on sales	(1,819)	(4,906)	(4,450)	(7,932)
Impairment losses	-	-	-	(6,052)

	$21,734	$31,702	$27,495	$58,604

The net realized gains on investments during the first six months of 2010 and 2011 were a result of the continued restructuring of the portfolio into shorter duration, taxable securities.  Such sales were made to reduce the proportion of our investment portfolio held in tax-exempt municipal securities and to increase the proportion held in taxable securities principally since the tax benefits of holding tax exempt municipal securities are no longer available based on our recent net operating losses and to shorten the duration of the portfolio to provide liquidity to meet our anticipated claim payment obligations.

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

Assets classified as Level 3 are as follows:

•
Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 7 – “Investments.” Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at June 30, 2011 and December 31, 2010. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions:

o	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
o	Liquidity by December 31, 2012 through December 31, 2014;
o	Continued receipt of contractual interest; and
o	Discount rates ranging from 2.19% to 4.19%, which include a spread for liquidity risk.

•
Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of June 30, 2011 and December 31, 2010:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2011

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$886,372	$886,372	$-	$-
Obligations of U.S. states and political subdivisions	3,084,795	-	2,861,393	223,402
Corporate debt securities	2,390,265	2,610	2,317,616	70,039
Commercial mortgage-backed securities	164,748	-	164,748	-
Residential mortgage-backed securities	66,616	-	66,616	-
Debt securities issued by foreign sovereign governments	151,016	136,732	14,284	-
Total debt securities	6,743,812	1,025,714	5,424,657	293,441
Equity securities	2,637	2,316	-	321
Total investments	$6,746,449	$1,028,030	$5,424,657	$293,762

Real estate acquired (1)	$2,828	$-	$-	$2,828

December 31, 2010

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,102,786	$1,102,786	$-	$-
Obligations of U.S. states and political subdivisions	3,580,066	-	3,284,376	295,690
Corporate debt securities	2,564,959	2,563	2,492,343	70,053
Residential mortgage-backed securities	57,100	-	57,100	-
Debt securities issued by foreign sovereign governments	150,327	135,457	14,870	-
Total debt securities	7,455,238	1,240,806	5,848,689	365,743
Equity securities	3,044	2,723	-	321
Total investments	$7,458,282	$1,243,529	$5,848,689	$366,064

Real estate acquired (1)	$6,220	$-	$-	$6,220

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no significant transfers of securities between Level 1 and Level 2 during the first six months of 2011 or 2010.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2011 and 2010 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at March 31, 2011	$270,731	$70,273	$321	$341,325	$4,876
Total realized/unrealized gains (losses):

Included in earnings and reported as losses incurred, net	-	-	-	-	(103)

Included in other comprehensive income	(1,720)	(234)	-	(1,954)	-

Purchases	-	-	-	-	1,427
Sales	(45,609)	-	-	(45,609)	(3,372)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2011	$223,402	$70,039	$321	$293,762	$2,828

Amount of total losses included in earnings for the three months ended June 30, 2011 attributable to the change in unrealized losses on assets still held at June 30, 2011	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220
Total realized/unrealized gains (losses):

Included in earnings and reported as losses incurred, net	-	-	-	-	(95)

Included in other comprehensive income	(1,187)	(14)	-	(1,201)	-

Purchases	-	-	-	-	2,796
Sales	(71,101)	-	-	(71,101)	(6,093)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2011	$223,402	$70,039	$321	$293,762	$2,828

Amount of total losses included in earnings for the six months ended June 30, 2011 attributable to the change in unrealized losses on assets still held at June 30, 2011	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at March 31, 2010	$367,916	$130,066	$321	$498,303	$4,753
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment losses, net	-	(1,398)	-	(1,398)	-

Included in earnings and reported as losses incurred, net	-	-	-	-	(557)

Included in other comprehensive income	(864)	(402)	-	(1,266)	-

Purchases, issuances and settlements	(46,002)	(33,702)	-	(79,704)	1,475
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at June 30, 2010	$321,050	$94,564	$321	$415,935	$5,671

Amount of total losses included in earnings for the three months ended June 30, 2010 attributable to the change in unrealized losses on assets still held at June 30, 2010	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830
Total realized/unrealized gains (losses):

Included in earnings and reported as realized investment losses, net	-	(1,398)	-	(1,398)	-

Included in earnings and reported as losses incurred, net	-	-	-	-	(933)

Included in other comprehensive income	43	326	-	369	-

Purchases, issuances and settlements	(49,334)	(33,702)	-	(83,036)	2,774
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at June 30, 2010	$321,050	$94,564	$321	$415,935	$5,671

Amount of total losses included in earnings for the six months ended June 30, 2010 attributable to the change in unrealized losses on assets still held at June 30, 2010	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7. Fair value disclosures related to our debt are included in Note 3.

Note 9 - Comprehensive income

Our total comprehensive income for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six months ended
	June 30,		June 30,

	2011	2010	2011	2010
	(In thousands)

Net (loss) income	$(151,732)	$24,551	$(185,393)	$(125,540)
Other comprehensive income	53,528	14,384	28,841	20,174

Total comprehensive (loss) income	$(98,204)	$38,935	$(156,552)	$(105,366)

Other comprehensive income (net of tax):
Change in unrealized gains and losses on investments	$49,921	$21,118	$24,317	$27,324
Unrealized foreign currency translation adjustment	3,607	(6,734)	4,524	(7,150)

Other comprehensive income	$53,528	$14,384	$28,841	$20,174

The tax expense on other comprehensive income was $14.6 million and $7.5 million for the three months ended June 30, 2011 and 2010 respectively. The tax expense on other comprehensive income was $15.3 million and $10.4 million for the six months ended June 30, 2011 and 2010 respectively.

At June 30, 2011, accumulated other comprehensive income of $51.0 million included $56.8 million of net unrealized gains on investments and $24.9 million of gains related to foreign currency translation adjustment, offset by a $30.8 million loss relating to defined benefit plans. At December 31, 2010, accumulated other comprehensive income of $22.1 million included $32.5 million of net unrealized gains on investments and $20.4 million of gains related to foreign currency translation adjustment, offset by a $30.8 million loss relating to defined benefit plans.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended June 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2011	2010	2011	2010
	(In thousands)

Service cost	$2,287	$2,082	$291	$239
Interest cost	3,927	3,946	321	252
Expected return on plan assets	(4,493)	(3,654)	(827)	(726)
Recognized net actuarial loss	789	1,524	129	126
Amortization of prior service cost	169	185	(1,555)	(1,534)

Net periodic benefit cost	$2,679	$4,083	$(1,641)	$(1,643)

	Six Months Ended June 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2011	2010	2011	2010
	(In thousands)

Service cost	$4,459	$4,266	$545	$563
Interest cost	8,049	7,767	675	592
Expected return on plan assets	(8,687)	(7,251)	(1,650)	(1,446)
Recognized net actuarial loss	2,006	2,962	316	382
Amortization of prior service cost	331	325	(3,109)	(3,069)

Net periodic benefit cost	$6,158	$8,069	$(3,223)	$(2,978)

In April 2011 we contributed approximately $10.0 million to our pension plan. We currently do not intend to make any further contributions to the plan during 2011.

Note 11 – Income Taxes

We review the need to adjust the deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. Based on our analysis and the level of cumulative operating losses, we have reduced our benefit from income tax by establishing a valuation allowance.

For the six months ended June 30, 2011 and 2010, our deferred tax valuation allowance was reduced by the change in the deferred tax liability related to $34.6 million and $35.7 million, respectively of unrealized gains on investments that were recorded in other comprehensive income. In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Benefit from income taxes	$(63,859)	$(3,508)	$(83,093)	$(64,222)
Change in valuation allowance	53,712	(3,295)	74,715	56,372

Tax benefit	$(10,147)	$(6,803)	$(8,378)	$(7,850)

The decrease in the valuation allowance that was included in other comprehensive income was $9.2 million and $0 million for the three months ended June 30, 2011 and 2010, respectively. There was no change in the valuation allowance included in other comprehensive income for the six months ended June 30, 2011 and 2010. The total valuation allowance as of June 30, 2011 and December 31, 2010 was $485.0 million and $410.3 million, respectively.

We have approximately $1,097 million of net operating loss carryforwards on a regular tax basis and $255 million of net operating loss carryforwards for computing the alternative minimum tax as of June 30, 2011. The net operating loss carryforwards decreased in the second quarter of 2011 as the loss from operations was more than offset by a onetime inclusion of taxable income. The taxable income related to the cancellation of indebtedness triggered by the conclusion of bankruptcy proceedings for C-BASS, a joint venture investment. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2031.

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

Note 12 – Loss Reserves

We establish reserves to recognize the estimated liability for losses and loss adjustment expenses (“LAE”) related to defaults on insured mortgage loans. Loss reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

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

The following table provides a reconciliation of beginning and ending loss reserves for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)

Reserve at beginning of year	$5,884,171	$6,704,990
Less reinsurance recoverable	275,290	332,227
Net reserve at beginning of year (1)	5,608,881	6,372,763

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	855,253	894,282
Prior years (2)	(85,270)	(119,694)
Subtotal (3)	769,983	774,588

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	8,330	2,250
Prior years	1,496,727	1,095,898
Reinsurance terminations (4)	(2,925)	(184)
Subtotal (5)	1,502,132	1,097,964

Net reserve at end of period (6)	4,876,732	6,049,387
Plus reinsurance recoverables	206,170	339,542

Reserve at end of period	$5,082,902	$6,388,929

(1)	At December 31, 2010 and 2009, the estimated reduction in loss reserves related to rescissions approximated $1.3 billion and $2.1 billion, respectively.
(2)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(3)
Rescissions did not have a significant impact on incurred losses in the six months ended June 30, 2011. Rescissions mitigated our incurred losses by an estimated $0.6 billion in the six months ended June 30, 2010.

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

(5)	Rescissions mitigated our paid losses by an estimated $0.4 billion in each of the six months ended June 30, 2011 and 2010, which excludes amounts that may have been applied to a deductible.
(6)	At June 30, 2011 and 2010, the estimated reduction in loss reserves related to rescissions approximated $0.9 billion and $2.3 billion, respectively.

The “Losses incurred” section of the table above shows losses incurred on defaults that occurred in the current year and in prior years, respectively.  The amount of losses incurred relating to defaults that occurred in the current year represents the estimated amount to be ultimately paid on such defaults.  The amount of losses incurred relating to defaults that occurred in prior years represents the actual claim rate and severity associated with those defaults resolved in the current year differing from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the estimated claim rate and estimated severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure.

Current year losses incurred decreased slightly in the first half of 2011 compared to the same period in 2010 primarily due to a decrease in the number of new default notices received, net of cures, from 5,074 in the first half of 2010 to 1,696 in the first half of 2011.

The development of the reserves in the first half of 2011 and 2010 is reflected in the “Prior years” line in the table above. The $85 million decrease in losses incurred in the first half of 2011 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a decrease in estimated loss adjustment expenses which approximated $80 million as well as a decrease in severity on primary defaults which approximated $80 million. These decreases in losses incurred were offset by an increase in the estimated claim rate which approximated $65 million. The decrease in estimated loss adjustment expense was based on recent historical trends in the costs associated with resolving a claim. The decrease in the severity was based on the resolution of approximately 37% of the prior year default inventory. The increase in the claim rate was also based on this resolution, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. The additional offsetting increase in losses incurred related to prior years of approximately $10 million related to pool reserves and reinsurance.

The $120 million decrease in losses incurred in the first half of 2010 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a decrease in the claim rate on primary defaults which approximated $330 million. The decrease in the claim rate was based on the resolution of approximately 34% of the prior year default inventory. The decrease in the claim rate was due to greater cures experienced during the first half of 2010, a portion of which resulted from loan modifications. The decrease in the claim rate on prior year defaults was offset by an increase in primary severity which approximated $150 million and pool defaults which approximated $50 million. The increase in severity was based on the re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The additional offsetting increase in losses incurred related to prior years of approximately $10 million related to LAE reserves and reinsurance.

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

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at June 30, 2011 and December 31, 2010 and approximated $112 million and $113 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

The decrease in the primary default inventory experienced during the first half of 2011 was generally across all markets and all book years. However the number of consecutive months a loan remains in the primary default inventory (the age of the item in default) has continued to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory
	June 30,		December 31,		June 30,
	2011		2010		2010

Consecutive months in default
3 months or less	30,107	16%	37,640	18%	35,838	16%
4 - 11 months	48,148	26%	58,701	27%	71,089	31%
12 months or more	106,197	58%	118,383	55%	121,528	53%

Total primary default inventory	184,452	100%	214,724	100%	228,455	100%

Primary claims received inventory included in ending default inventory	14,504	8%	20,898	10%	19,724	9%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	June 30,		December 31,		June 30,
	2011		2010		2010

3 payments or less	40,968	22%	51,003	24%	49,308	22%
4 - 11 payments	51,523	28%	65,797	31%	80,224	35%
12 payments or more	91,961	50%	97,924	45%	98,923	43%

Total primary default inventory	184,452	100%	214,724	100%	228,455	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion, and in the first half of 2011, rescissions mitigated our paid losses by approximately $0.4 billion. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible or aggregate loss limit under a bulk or pool policy, and may have been charged to a captive reinsurer. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

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

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In billions)

Estimated rescission reduction - beginning reserve	$1.1	$2.4	$1.3	$2.1

Estimated rescission reduction - losses incurred	-	-	-	0.6

Rescission reduction - paid claims	0.2	0.2	0.4	0.6
Amounts that may have been applied to a deductible	-	(0.1)	-	(0.2)
Net rescission reduction - paid claims	0.2	0.1	0.4	0.4

Estimated rescission reduction - ending reserve	$0.9	$2.3	$0.9	$2.3

The decrease in the estimated rescission reduction to losses incurred in the first half of 2011 compared to the same period in 2010 is due to a decline in the expected rescission rate for loans in our default inventory, compared to an increasing expected rescission rate in the first half of 2010.

At June 30, 2011, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2011 and December 31, 2010 the estimate of this liability totaled $75 million and $101 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

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

We continue to discuss with other lenders their objections to material rescissions. In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may, subject to GSE approval, enter into additional settlement agreements with other lenders in the future. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements.  In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. There can be no assurances that the GSEs will approve any future settlement agreements.

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

A rollforward of our primary default inventory for the three and six months ended June 30, 2011 and 2010 appears in the table below. The information concerning new default notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report and by transfers of servicing between loan servicers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Default inventory at beginning of period	195,885	241,244	214,724	250,440
Plus: New Notices	39,972	48,181	83,167	101,574
Less: Cures	(35,832)	(47,290)	(81,471)	(96,500)
Less: Paids (including those charged to a deductible or captive)	(13,553)	(10,653)	(27,019)	(19,847)
Less: Rescissions and denials	(2,020)	(3,027)	(4,949)	(7,212)
Default inventory at end of period	184,452	228,455	184,452	228,455

Pool insurance notice inventory decreased from 43,329 at December 31, 2010 to 36,552 at June 30, 2011. The pool insurance notice inventory was 42,872 at June 30, 2010.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at June 30, 2011, December 31, 2010 and June 30, 2010 appear in the table below.

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(1,060)	$(1,254)	$(1,421)

Established loss reserves	901	1,075	1,252

Net deficiency	$(159)	$(179)	$(169)

The decrease in the premium deficiency reserve for the three and six months ended June 30, 2011 was $11 million and $20 million, respectively as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the second quarter and first six months of 2011 is primarily related to lower estimated ultimate losses and higher estimated ultimate premiums.

	Three Months Ended		Six Months Ended
	June 30, 2011
	(In millions)

Premium Deficiency Reserve at beginning of period		$(170)		$(179)

Paid claims and loss adjustment expenses	$97		$172
Decrease in loss reserves	(99)		(174)
Premium earned	(29)		(61)
Effects of present valuing on future premiums, losses and expenses	2		(10)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(29)		(73)
		40		93
Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)

Premium Deficiency Reserve at end of period		$(159)		$(159)

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

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan.  This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency.   In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM.  The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio.  The LTV is to be calculated without including mortgage insurance.  The following table shows the percentage of our new risk written by LTV for the first two quarters of 2011 and for the year ended December 31, 2010.

	Percentage of new risk written
	YTD	Full Year
	June 30, 2011	2010
LTV:
80% and under	0%	0%
80.1% - 85%	6%	7%
85.1 - 90%	43%	48%
90.1 - 95%	49%	44%
95.1 - 97%	2%	1%
> 97%	0%	0%

The regulators requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with 90% LTVs, higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in 2011 was on loans that would have met the alternative QRM definition.

The regulators also requested that the public comments include information that may be used to assess whether mortgage insurance reduces the risk of default.  We submitted a comment letter, including studies to the effect that mortgage insurance reduces the risk of default.

The public comment period for the proposed rule expired on August 1, 2011.  At this time we do not know when a final rule will be issued. Under the proposed rule, because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship.  Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans.

Depending on, among other things, (a) the final definition of QRM and its requirements for LTV, seller contribution and debt-to-income ratio, (b) to what extent, if any, the presence of mortgage insurance would allow for a higher LTV in the definition of QRM, and (c) whether lenders choose mortgage insurance for non-QRM loans, the amount of new insurance that we write may be materially adversely affected.  See also our risk factor titled “If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.”

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

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage.  Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. Beginning in the second quarter of 2010, more than 95% of our volume was on loans with GSE standard coverage.  We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects. The pricing changes we implemented in 2010 (see our risk factor titled “The premiums we charge may not be adequate to compensate us for our liabilities for losses and as a result any inadequacy could materially affect our financial condition and results of operations”) may eliminate a lender’s incentive to use GSE charter coverage in place of standard coverage.

Both of the GSEs have guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s is Ba3, with a positive outlook and from Standard & Poor’s is B+, with a negative outlook.) For information about how these guidelines could affect us, see “Capital – GSEs” below and our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

Capital

Insurance regulators

Although we currently meet the minimum capital requirements of the jurisdictions in which we write business, in 2009, we requested and received from the Office of the Commissioner of Insurance for Wisconsin (“OCI”) and insurance departments in certain other jurisdictions, waivers from their minimum capital requirements in order to prepare for the possibility that we would not meet those requirements in the future.  We also funded MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, and obtained the required state and GSE approvals for MIC to write new business in jurisdictions where MGIC no longer met, or was not able to obtain a waiver of, the capital requirements. The GSEs have only approved MIC for use in certain states. The OCI or other insurance departments may modify or terminate MGIC’s existing waivers or fail to renew them when they expire. For additional information see our risk factor titled “Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis.”

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

Rescissions

Subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion, and in the first half of 2011, rescissions mitigated our paid losses by approximately $0.4 billion. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible or aggregate loss limit under a bulk or pool policy, and may have been charged to a captive reinsurer. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

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

 The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In billions)

Estimated rescission reduction - beginning reserve	$1.1	$2.4	$1.3	$2.1

Estimated rescission reduction - losses incurred	-	-	-	0.6

Rescission reduction - paid claims	0.2	0.2	0.4	0.6
Amounts that may have been applied to a deductible	-	(0.1)	-	(0.2)
Net rescission reduction - paid claims	0.2	0.1	0.4	0.4

Estimated rescission reduction - ending reserve	$0.9	$2.3	$0.9	$2.3

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

We continue to discuss with other lenders their objections to material rescissions. In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may, subject to GSE approval, enter into additional settlement agreements with other lenders in the future. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements.  In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. There can be no assurances that the GSEs will approve any future settlement agreements.

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

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010 and the first two quarters of 2011, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion and $1.0 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be.  For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments.  Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred.  Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 14,300 loans in our primary delinquent inventory at June 30, 2011 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled.  Through June 30, 2011 approximately 31,300 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time.

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

Various government entities and private parties have from time to time enacted foreclosure (or equivalent) moratoriums and suspensions (which we collectively refer to as moratoriums).  Recently, various government agencies have been investigating large mortgage servicers and other parties to determine whether they acted improperly in foreclosure proceedings. We do not know what effect improprieties that may have occurred in a particular foreclosure have on the validity of that foreclosure, once it was completed and the property transferred to the lender.  Under our policy, in general, completion of a foreclosure is a condition precedent to the filing of a claim.

Past moratoriums, which were imposed to afford time to determine whether loans could be modified, did not stop the accrual of interest or affect other expenses on a loan, and we cannot predict whether any future moratorium would do so. Therefore, unless a loan is cured during a moratorium, at the expiration of a moratorium, additional interest and expenses may be due to the lender from the borrower.  For certain moratoriums (e.g., those imposed in order to afford time to modify loans), our paid claim amount may include some additional interest and expenses.  For moratoriums or delays resulting from investigations into servicers and other parties’ actions in foreclosure proceedings, our willingness to pay additional interest and expenses may be different, subject to the terms of our mortgage insurance policies.  The various moratoriums and delays may temporarily delay our receipt of claims and may increase the length of time a loan remains in our delinquent loan inventory.

In early January 2011, the highest court in Massachusetts, a state in which foreclosures are accomplished by private sale rather than judicial action, held the foreclosure laws of that state required a person seeking to foreclose a mortgage to be the holder of the mortgage at the time notice of foreclosure was published.  The servicers who had foreclosed in this case did not provide sufficient evidence that they were the holders of the mortgages and therefore they lacked authority to foreclose.  Courts in other jurisdictions have considered similar issues and reached different conclusions.  These decisions have not had a direct impact on our claims processes or rescissions.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at June 30, 2011 is comprised of $77.4 million of 5.625% Senior Notes due in September 2011, $245 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below. At June 30, 2011, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $329.3 million, with the unamortized discount reflected in equity.

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

Summary of 2011 Second Quarter Results

Our results of operations for the second quarter of 2011 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the second quarter of 2011 decreased when compared to the same period in 2010.  The decrease was due to our lower average insurance in force, offset by lower levels of premium refunds related to rescissions and the continued decline of premiums ceded to captives.

•	Investment income

Investment income in the second quarter of 2011 was lower when compared to the same period in 2010 due to a decrease in our average invested assets as we continue to liquidate our investment portfolio to meet our claim obligations.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the second quarter of 2011 included $21.7 million in net realized gains on the sale of fixed income investments, compared to $31.7 million in net gains on sales during the second quarter of 2010.

•	Losses incurred

Losses incurred for the second quarter of 2011 increased compared to the same period in 2010 primarily due to new default notices exceeding cures. The primary default inventory decreased by 11,433 delinquencies in the second quarter of 2011, compared to a decrease of 12,789 in the second quarter of 2010. The estimated severity remained flat in both the second quarters of 2011 and 2010 and the estimated claim rate increased slightly in both quarters.

•	Change in premium deficiency reserve

During the second quarter of 2011 the premium deficiency reserve on Wall Street bulk transactions declined by $11 million from $170 million, as of March 31, 2011, to $159 million as of June 30, 2011.  The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for the second quarter of 2011 is primarily related to lower estimated ultimate losses and higher estimated ultimate premiums. The $159 million premium deficiency reserve as of June 30, 2011 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for the second quarter of 2011 remained flat when compared to the same period in 2010.

•	Interest expense

Interest expense for the second quarter of 2011 increased when compared to the same period in 2010. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

•	Benefit from income taxes

We had a benefit from income taxes of ($10.1) million in the second quarter of 2011, compared to a benefit from income taxes of ($6.8) million in the second quarter of 2010. During the second quarter of 2011, the benefit from income taxes was reduced by $53.7 million due to an increase in the amount of valuation allowance. During the second quarter of 2010, the benefit from income taxes was increased by $3.3 million due to a decrease in the amount of the valuation allowance.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Total Primary NIW (In billions)	$3.1	$2.7	$6.1	$4.5

Refinance volume as a % of primary NIW	16%	13%	26%	18%

The increase in new insurance written in the second quarter and first six months of 2011, compared to the same periods in 2010, was primarily due to a modest increase in the private mortgage insurance industry market share. The absolute levels of new insurance written continue to remain low due to lower home sales, the continued strong but diminishing market share of FHA and the fees the GSEs impose on borrowers.

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

As a result of their dissatisfaction with our rescission practices, in late 2009, Countrywide commenced litigation against us and Countrywide and its Bank of America affiliates stopped purchasing insurance from MGIC for the loans they originated. See our risk factor titled “We are subject to the risk of private litigation and regulatory proceedings” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Bank of America recently informed us that it intends, at some point in the future, to implement procedures to enable them to cancel MGIC’s coverage on loans Bank of America purchases from correspondent lenders and substitute coverage from our competitors.  In general, a correspondent lender funds loans and then sells them servicing-released to another lender who retains the servicing and either sells the loans to an investor or retains them in portfolio.  Traditionally a correspondent lender’s selection of which mortgage insurer insures the loans it funds has not been changed by the lender to which those loans were sold.  We estimate that loans purchased by Bank of America from correspondent lenders accounted for approximately 10% and 9% of our new insurance written in 2010 and the first two quarters of 2011, respectively. The effect of Bank of America’s actions on us may depend on the reaction of correspondent lenders and any reaction from the GSEs, as well as other factors. While we will be taking various actions to seek to retain this business, we cannot predict the extent to which Bank of America’s actions will adversely affect us.

We continue to expect new insurance written in 2011 to increase modestly over the $12 billion written in 2010. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together these exceptions accounted for fewer than 5% of the loans we insured in the second half of 2010 and fewer than 6% of the loans we insured in the first half of 2011. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guideline. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In billions)

NIW	$3.1	$2.7	$6.1	$4.5
Cancellations	(7.6)	(7.4)	(15.0)	(14.3)

Change in primary insurance in force	$(4.5)	$(4.7)	$(8.9)	$(9.8)

Direct primary insurance in force as of June 30,	$182.4	$202.4

Direct primary risk in force as of June 30,	$46.8	$51.8

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

Our persistency rate was 83.3% at June 30, 2011 compared to 84.4% at December 31, 2010 and 86.4% at June 30, 2010. These persistency rates reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of June 30, 2011, included approximately 84,300 loans with insurance in force of approximately $13.2 billion and risk in force of approximately $3.9 billion, which is approximately 64% of our bulk risk in force.

In bulk transactions, the individual loans in the insured portfolio are generally insured to specified levels of coverage. Some of our bulk transactions (approximately 20% of our bulk risk in force) contain aggregate loss limits on the insured portfolio. If claim payments associated with a specific bulk portfolio reach the aggregate loss limit the remaining insurance in force within the deal may be cancelled and any remaining defaults under the deal are removed from our default inventory.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $2.2 billion ($0.9 billion on pool policies with aggregate loss limits and $1.3 billion on pool policies without aggregate loss limits) at June 30, 2011 compared to $2.7 billion ($1.2 billion on pool policies with aggregate loss limits and $1.5 billion on pool policies without aggregate loss limits) at December 31, 2010.

Freddie Mac, one of our pool insurance insureds, is computing the aggregate loss limit under a pool insurance policy at a higher level than we are computing this limit because we believe the original aggregate limit decreases over time while they believe the limit remains constant  At June 30, 2011, the difference was approximately $535 million.  Beginning in the second quarter of 2011, this difference has had an effect on our results of operations because the aggregate paid losses plus the portion of our loss reserves attributable to this policy have exceeded our interpretation of the loss limit by $52 million. Had we not limited our losses in a manner consistent with our interpretation of the policy, our losses incurred would have been $52 million higher in the second quarter of 2011, and our capital and risk-to-capital ratio would have been negatively impacted.  Absent a change in our interpretation of the policy or that of Freddie Mac, we expect the aggregate impact on losses incurred will grow in future quarters. MGIC and Freddie Mac have each advised the other of the basis for its interpretation of the policy. It is reasonably possible that any eventual resolution of this matter could have material adverse effect on us.

Net premiums written and earned

Net premiums written and earned during the second quarter and first six months of 2011 decreased when compared to the same periods in 2010.  The decrease was due to our lower average insurance in force, offset by lower levels of premium refunds related to rescissions and the continued decline of premiums ceded to captives.

We expect our average insurance in force to continue to decline through 2011 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) for the remainder of 2011 to continue at approximately the level experienced during the first half of 2011.

Risk sharing arrangements

For the quarter ended June 30, 2011, approximately 5% of our flow new insurance written was subject to arrangements with captives which was comparable to the year ended December 31, 2010. We expect the percentage of new insurance written subject to risk sharing arrangements to continue to approximate 5% in 2011 for the reasons discussed below.

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

Investment income

Investment income in the second quarter and first six months of 2011 was lower when compared to the same periods in 2010 due to a decrease in our average invested assets as we continue to liquidate our investment portfolio to meet our claim obligations. The average maturity of our investments has continued to decrease, as discussed under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.7% at June 30, 2011 and 2.5% at June 30, 2010.  The portfolio’s average pre-tax investment yield, excluding cash and cash equivalents, was 3.1% at June 30, 2011 and 3.3% at June 30, 2010.

We continue to expect a decline in investment income throughout 2011, compared to 2010, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Realized gains and other-than-temporary impairments

Net realized gains for the second quarter and first six months of 2011 included $21.7 million and $27.5 million, respectively, in net realized gains on the sale of fixed income investments. Net realized gains for the second quarter of 2010 included $31.7 million in net realized gains on the sale of fixed income investments and net realized gains for the six months ended June 30, 2010 included $64.7 million in net realized gains on the sale of fixed income investments, offset by $6.1 million in OTTI losses.

Other revenue

     Other revenue for the second quarter and first six months of 2011 increased, when compared to the same periods in 2010, due to a $3.2 million gain recognized in the second quarter of 2011 on the repurchase of $55 million in par value of our 5.375% Senior Notes due in November 2015.

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

Losses incurred

Losses incurred for the second quarter of 2011 increased compared to the same period in 2010 primarily due to new notices exceeding cures. The primary default inventory decreased by 11,433 delinquencies in the second quarter of 2011, compared to a decrease of 12,789 in the second quarter of 2010. The estimated severity remained flat in both the second quarters of 2011 and 2010 and the estimated claim rate increased slightly in both quarters.

In the first half of 2011, net losses incurred were $770 million, which represented $855 million related to current year loss development and $85 million related to favorable prior years’ loss development. In the first half of 2010, net losses incurred were $774 million, which represented $894 million related to current year loss development offset by $120 million related to favorable prior years’ loss development. See Note 12 – “Loss Reserves” to our consolidated financial statements.

Current year losses incurred decreased slightly in the first half of 2011 compared to the same period in 2010 primarily due to a decrease in the number of new default notices received, net of cures, from 5,074 in the first half of 2010 to 1,696 in the first half of 2011.

The amount of losses incurred relating to defaults that occurred in prior years represents the actual claim rate and severity associated with those defaults resolved in the current period to the extent it differs from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the claim rate and severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure. The $85 million decrease in losses incurred in the first half of 2011 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a decrease in estimated loss adjustment expenses which approximated $80 million as well as a decrease in severity on primary defaults which approximated $80 million. These decreases in losses incurred were offset by an increase in the estimated claim rate which approximated $65 million. The decrease in estimated loss adjustment expense was based on recent historical trends in the costs associated with resolving a claim. The decrease in the severity was based on the resolution of approximately 37% of the prior year default inventory. The increase in the claim rate was also based on this resolution, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. The additional offsetting increase in losses incurred related to prior years of approximately $10 million related to pool reserves and reinsurance.

The $120 million decrease in losses incurred in the first half of 2010 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a decrease in the claim rate on primary defaults which approximated $330 million. The decrease in the claim rate was based on the resolution of approximately 34% of the prior year default inventory. The decrease in the claim rate was due to greater cures experienced during the first half of 2010, a portion of which resulted from loan modifications. The decrease in the claim rate on prior year defaults was offset by an increase in primary severity which approximated $150 million and pool defaults which approximated $50 million. The increase in severity was based on the re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The additional offsetting increase in losses incurred related to prior years of approximately $10 million related to LAE reserves and reinsurance.

The decrease in the primary default inventory experienced during the first half of 2011 was generally across all markets and all book years. However the number of consecutive months a loan remains in the primary default inventory (the age of the item in default) has continued to increase, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory

	June 30,		December 31,		June 30,
	2011		2010		2010

Consecutive months in default
3 months or less	30,107	16%	37,640	18%	35,838	16%
4 - 11 months	48,148	26%	58,701	27%	71,089	31%
12 months or more	106,197	58%	118,383	55%	121,528	53%

Total primary default inventory	184,452	100%	214,724	100%	228,455	100%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	June 30,		December 31,		June 30,
	2011		2010		2010

3 payments or less	40,968	22%	51,003	24%	49,308	22%
4 - 11 payments	51,523	28%	65,797	31%	80,224	35%
12 payments or more	91,961	50%	97,924	45%	98,923	43%

Total primary default inventory	184,452	100%	214,724	100%	228,455	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, claim rescissions and denials, which we collectively refer to as rescissions, were not a material portion of our claims resolved during a year. However, beginning in 2008 our rescissions of policies have materially mitigated our paid and incurred losses. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that rescissions will not continue to mitigate paid and incurred losses at the same level we have recently experienced. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion, and in the first half of 2011, rescissions mitigated our paid losses by approximately $0.4 billion. These figures include amounts that would have resulted in either a claim payment or been charged to a deductible or aggregate loss limit under a bulk or pool policy, and may have been charged to a captive reinsurer. The amounts that would have been applied to a deductible do not take into account previous rescissions that may have been applied to a deductible.

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

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In billions)

Estimated rescission reduction - beginning reserve	$1.1	$2.4	$1.3	$2.1

Estimated rescission reduction - losses incurred	-	-	-	0.6

Rescission reduction - paid claims	0.2	0.2	0.4	0.6
Amounts that may have been applied to a deductible	-	(0.1)	-	(0.2)
Net rescission reduction - paid claims	0.2	0.1	0.4	0.4

Estimated rescission reduction - ending reserve	$0.9	$2.3	$0.9	$2.3

The decrease in the estimated rescission reduction to losses incurred in the first half of 2011 compared to the same period in 2010 is due to a decline in the expected rescission rate for loans in our default inventory, compared to an increasing expected rescission rate in the first half of 2010.

At June 30, 2011, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2011 and December 31, 2010 the estimate of this liability totaled $75 million and $101 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

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

We continue to discuss with other lenders their objections to material rescissions. In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may, subject to GSE approval, enter into additional settlement agreements with other lenders in the future. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements.  In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. There can be no assurances that the GSEs will approve any future settlement agreements.

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

As of June 30, 2011
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q4 2009	23.8%	100.0%
Q1 2010	21.1%	99.8%
Q2 2010	20.1%	99.7%
Q3 2010	18.4%	98.3%
Q4 2010	15.1%	91.4%

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

As discussed under “–Risk sharing arrangements,” approximately 5% of our flow new insurance written is subject to reinsurance arrangements with lender captives. Captive agreements are written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $186 million at June 30, 2011 which was supported by $424 million of trust assets, while at December 31, 2010 the reinsurance recoverable on loss reserves related to captives was $248 million which was supported by $484 million of trust assets. As of June 30, 2011 and December 31, 2010 there was an additional $27 million and $26 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. For additional discussion regarding our captive arrangements see “Losses—Losses incurred” in our 10-K MD&A.

In the second quarter and first six months of 2011 the captive arrangements reduced our losses incurred by approximately $16 million and $29 million, respectively, compared to a $22 million and $47 million, respectively, in the second quarter and first six months of 2010.  We anticipate that the reduction in losses incurred will continue to be lower in 2011, as some of our captive arrangements were terminated in 2010.

A rollforward of our primary default inventory for the three and six months ended June 30, 2011 and 2010 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new default notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report and by transfers of servicing between loan servicers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Default inventory at beginning of period	195,885	241,244	214,724	250,440
Plus: New Notices	39,972	48,181	83,167	101,574
Less: Cures	(35,832)	(47,290)	(81,471)	(96,500)
Less: Paids (including those charged to a deductible or captive)	(13,553)	(10,653)	(27,019)	(19,847)
Less: Rescissions and denials	(2,020)	(3,027)	(4,949)	(7,212)
Default inventory at end of period	184,452	228,455	184,452	228,455

Information about the composition of the primary default inventory at June 30, 2011, December 31, 2010 and June 30, 2010 appears in the table below.

	June 30,	December 31,	June 30,
	2011	2010	2010

Total loans delinquent (1)	184,452	214,724	228,455
Percentage of loans delinquent (default rate)	15.80%	17.48%	17.59%

Prime loans delinquent (2)	115,980	134,787	141,857
Percentage of prime loans delinquent (default rate)	11.80%	13.11%	13.05%

A-minus loans delinquent (2)	26,878	31,566	32,384
Percent of A-minus loans delinquent (default rate)	33.50%	36.69%	37.10%

Subprime credit loans delinquent (2)	9,725	11,132	11,782
Percentage of subprime credit loans delinquent (default rate)	42.36%	45.66%	46.19%

Reduced documentation loans delinquent (3)	31,869	37,239	42,432
Percentage of reduced documentation loans delinquent (default rate)	39.04%	41.66%	43.14%

General Notes: (a) For the information presented for June 30, 2011 and December 31, 2010, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.”  For the information presented for June 30, 2010, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower.  A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 10,841 defaults with a risk of $538.6 million as of June 30, 2011.
(1) At June 30, 2011, December 31, 2010 and June 30, 2010 31,902, 36,066 and 38,911 loans in the default inventory, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at June 30, 2011, December 31, 2010 and June 30, 2010 appear in the table below.

Gross Reserves	June 30,	December 31,	June 30,
	2011	2010	2010

Primary:
Direct loss reserves (in millions)	$4,504	$5,146	$5,699
Ending default inventory	184,452	214,724	228,455
Average direct reserve per default	$24,416	$23,966	$24,946

Primary claims received inventory included in ending default inventory	14,504	20,898	19,724

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$535	$700	$649
Without aggregate loss limits	35	30	35
Total pool direct loss reserves	$570	$730	$684

Ending default inventory:
With aggregate loss limits (2)	35,136	41,786	41,454
Without aggregate loss limits	1,416	1,543	1,418
Total pool ending default inventory	36,552	43,329	42,872

Pool claims received inventory included in ending default inventory	1,836	2,510	2,023

Other gross reserves (in millions)	$9	$8	$6

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See “Pool insurance” above for a discussion of our interpretation of the appropriate aggregate loss on a pool policy we have with Freddie Mac. At June 30, 2011 our loss reserves under this policy have been limited under our interpretation of the aggregate. The default inventory includes all items in default under this policy.

The primary default inventory and primary loss reserves by region at June 30, 2011, December 31, 2010 and June 30, 2010 appears in the table below.

Losses by Region

Primary Default Inventory
	June 30,	December 31,	June 30,
Region	2011	2010	2010
Great Lakes	23,020	27,663	29,387
Mid-Atlantic	8,342	9,660	10,301
New England	7,047	7,702	8,139
North Central	21,261	24,192	25,507
Northeast	17,572	19,056	19,135
Pacific	21,375	25,438	28,796
Plains	5,981	7,045	7,279
South Central	22,934	28,984	31,062
Southeast	56,920	64,984	68,849
Total	184,452	214,724	228,455

Primary Loss Reserves
(In millions)
	June 30,	December 31,	June 30,
Region	2011	2010	2010
Great Lakes	$366	$426	$485
Mid-Atlantic	204	231	246
New England	145	174	199
North Central	422	495	506
Northeast	334	374	422
Pacific	813	886	948
Plains	90	107	111
South Central	485	555	588
Southeast	1,265	1,395	1,585
Total before IBNR and LAE	$4,124	$4,643	$5,090
IBNR and LAE	380	503	609
Total	$4,504	$5,146	$5,699

Regions contain the states as follows:
Great Lakes: IN, KY, MI, OH
Mid-Atlantic: DC, DE, MD, VA, WV
New England: CT, MA, ME, NH, RI, VT
North Central: IL, MN, MO, WI
Northeast: NJ, NY, PA
Pacific: CA, HI, NV, OR, WA
Plains: IA, ID, KS, MT, ND, NE, SD, WY
South Central: AK, AZ, CO, LA, NM, OK, TX, UT
Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at June 30, 2011, December 31, 2010 and June 30, 2010 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	June 30,	December 31,	June 30,
	2011	2010	2010
Flow	$2,921	$3,329	$3,524
Bulk	1,203	1,314	1,566
Total primary reserves	$4,124	$4,643	$5,090

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2011 paid claims) for the three and six months ended June 30, 2011 and 2010 appears in the table below.

Primary average claim paid
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
California	$85,831	$91,617	$83,370	$93,229
Florida	59,970	64,365	58,662	65,308
Arizona	54,190	58,949	54,887	61,271
Michigan	36,107	36,073	34,994	36,074
Georgia	41,449	42,282	41,240	42,807
All other states	45,727	45,762	44,896	46,444

All states	$49,853	$50,926	$48,890	$51,917

The primary average loan size of our insurance in force at June 30, 2011, December 31, 2010 and June 30, 2010 appears in the table below.

Primary average loan size	June 30,	December 31,	June 30,
	2011	2010	2010
Total insurance in force	$156,220	$155,700	$155,860
Prime (FICO 620 & >)	156,030	155,050	154,770
A-Minus (FICO 575-619)	129,570	130,360	129,490
Subprime (FICO < 575)	116,730	117,410	117,690
Reduced doc (All FICOs)	195,710	198,000	201,190

The primary average loan size of our insurance in force at June 30, 2011, December 31, 2010 and June 30, 2010 for the top 5 states (based on 2011 paid claims) appears in the table below.

Primary average loan size	June 30,	December 31,	June 30,
	2011	2010	2010
California	$282,167	$283,459	$286,096
Florida	173,453	174,203	176,497
Arizona	183,210	184,508	186,998
Michigan	121,410	121,282	121,333
Georgia	148,370	148,002	148,375
All other states	149,996	149,182	148,871

Information about net paid claims during the three and six months ended June 30, 2011 and 2010 appears in the table below.

Net paid claims (In millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Prime (FICO 620 & >)	$472	$339	$923	$627
A-Minus (FICO 575-619)	77	70	153	132
Subprime (FICO < 575)	20	20	39	41
Reduced doc (All FICOs)	108	110	208	223
Pool	170	44	242	78
Other	1	1	2	2
Direct losses paid	848	584	1,567	1,103
Reinsurance	(44)	(22)	(92)	(39)
Net losses paid	804	562	1,475	1,064
LAE	14	18	30	35
Net losses and LAE paid before terminations	818	580	1,505	1,099
Reinsurance terminations	(2)	-	(3)	-
Net losses and LAE paid	$816	$580	$1,502	$1,099

Primary claims paid for the top 15 states (based on 2011 paid claims) and all other states for the three and six months ended June 30, 2011 and 2010 appears in the table below.

Primary paid claims by state (In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

California	$96	$72	$176	$138
Florida	75	72	158	143
Arizona	52	38	99	76
Michigan	42	35	77	63
Georgia	32	23	69	42
Nevada	31	19	63	43
Texas	29	24	61	43
Illinois	28	22	54	43
Ohio	21	16	43	33
Washington	19	10	35	20
Virginia	17	13	35	29
Minnesota	20	16	33	27
Maryland	14	11	31	24
Colorado	13	11	27	17
North Carolina	11	10	23	16
All other states	177	147	339	266
	$677	$539	$1,323	$1,023
Other (Pool, LAE, Reinsurance)	139	41	179	76
	$816	$580	$1,502	$1,099

Beginning in 2008, the rate at which claims are received and paid slowed for a combination of reasons, including foreclosure moratoriums, servicing delays, court delays, loan modifications and our claims investigations. Although these factors continue to affect our paid claims, we believe that paid claims for 2011 will be higher than 2010 given the large number of loans that are 12 months or more past due and the approximately 14,500 primary claims that have been received but not yet paid. Even though we anticipate paid claims to be higher in 2011, we believe paid claims, on a quarterly basis, have peaked in the second quarter of 2011 assuming recent foreclosure patterns continue. We expect the portion of our paid claims that are pool paid claims in the second half of 2011 to approximate the level experienced in the first half of 2011 or increase slightly.

The primary default inventory in those same states at June 30, 2011, December 31, 2010 and June 30, 2010 appears in the table below.

Primary default inventory by state

	June 30,	December 31,	June 30,
	2011	2010	2010
California	11,440	14,070	16,681
Florida	29,300	32,788	35,965
Arizona	5,098	6,781	7,587
Michigan	8,069	10,278	11,335
Georgia	7,403	9,117	10,067
Nevada	3,853	4,729	5,397
Texas	8,985	11,602	12,131
Illinois	11,370	12,548	13,136
Ohio	8,375	9,850	10,151
Washington	3,606	3,888	3,829
Virginia	2,924	3,627	3,911
Minnesota	3,045	3,672	4,078
Maryland	3,830	4,264	4,572
Colorado	2,327	2,917	3,218
North Carolina	4,885	5,641	5,883
All other states	69,942	78,952	80,514
	184,452	214,724	228,455

The primary default inventory at June 30, 2011, December 31, 2010 and June 30, 2010 separated between our flow and bulk business appears in the table below.

Primary default inventory

	June 30,	December 31,	June 30,
	2011	2010	2010
Flow	139,032	162,621	172,057
Bulk	45,420	52,103	56,398
	184,452	214,724	228,455

The flow default inventory by policy year at June 30, 2011, December 31, 2010 and June 30, 2010 appears in the table below.

Flow default inventory by policy year

	June 30,	December 31,	June 30,
Policy year:	2011	2010	2010
2002 and prior	12,502	14,914	15,650
2003	7,512	9,069	9,477
2004	10,239	12,077	12,683
2005	16,057	18,789	19,736
2006	24,169	28,284	30,209
2007	53,547	62,855	67,870
2008	14,332	16,059	16,114
2009	603	546	315
2010	67	28	3
2011	4	-	-
	139,032	162,621	172,057

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at June 30, 2011 and December 31, 2010 and approximated $112 million and $113 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

As of June 30, 2011, 60% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

During the second quarter of 2011, the premium deficiency reserve on Wall Street bulk transactions declined by $11 million from $170 million, as of March 31, 2011, to $159 million as of June 30, 2011. During the first six months of 2011 the premium deficiency reserve on Wall Street bulk transactions declined by $20 million from $179 million at December 31, 2010.  The $159 million premium deficiency reserve as of June 30, 2011 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at June 30, 2011 was 2.7%.  During the second quarter of 2010, the premium deficiency reserve on Wall Street bulk transactions declined by $11 million from $180 million, as of March 31, 2010, to $169 million as of June 30, 2010. During the first six months of 2010 the premium deficiency reserve on Wall Street bulk transactions declined by $24 million from $193 million at December 31, 2009.

The components of the premium deficiency reserve at June 30, 2011, December 31, 2010 and June 30, 2010 appear in the table below.

	June 30,	December 31,	June 30,
	2011	2010	2010
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(1,060)	$(1,254)	$(1,421)

Established loss reserves	901	1,075	1,252

Net deficiency	$(159)	$(179)	$(169)

The decrease in the premium deficiency reserve for the three and six months ended June 30, 2011 was $11 million and $20 million, respectively as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the second quarter and first six months of 2011 is primarily related to lower estimated ultimate losses and higher estimated ultimate premiums.

	Three Months Ended		Six Months Ended
	June 30, 2011
	(In millions)

Premium Deficiency Reserve at beginning of period		$(170)		$(179)

Paid claims and loss adjustment expenses	$97		$172
Decrease in loss reserves	(99)		(174)
Premium earned	(29)		(61)
Effects of present valuing on future premiums, losses and expenses	2		(10)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(29)		(73)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		40		93

Premium Deficiency Reserve at end of period		$(159)		$(159)

(1)   A positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a redundancy of prior premium deficiency reserves.

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of June 30, 2011, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

Underwriting and other expenses

 Underwriting and other expenses for the second quarter of 2011 were flat compared to the second quarter of 2010. Underwriting and other expenses for the first six months of 2011 decreased when compared to the same period in 2010. The decrease reflects our lower contract underwriting volume as well as reductions in headcount.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Loss ratio	161.6%	103.5%	134.4%	133.3%
Expense ratio	16.5%	15.0%	16.3%	16.6%
Combined ratio	178.1%	118.5%	150.7%	149.9%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in the second quarter of 2011, compared to the same period in 2010, was due to an increase in losses incurred, as well as a decrease in premiums earned. The loss ratio for the first six months of 2011 was comparable to the loss ratio experienced in the first six months of 2010. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the expense ratio in the second quarter of 2011, compared to the same period in 2010, was due to a decrease in premiums written. The decrease in the expense ratio in the first six months of 2011, compared to the same period in 2010, was due to a decrease in underwriting and other expenses, partially offset by a decrease in premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the second quarter and first six months of 2011 increased when compared to the same period in 2010. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

Income taxes

The effective tax rate (benefit) on our pre-tax loss was (6.3%) in the second quarter of 2011, compared to the effective tax rate (benefit) of (38.3%) on our pre-tax income in the second quarter of 2010. During the second quarter of 2011, the benefit from income taxes was reduced by $53.7 million due to the increase in the amount of the valuation allowance. During the second quarter of 2010, the benefit from income taxes was increased by $3.3 million due to a decrease in the amount of the valuation allowance.

The effective tax rate (benefit) on our pre-tax loss was (4.3%) in the first six months of 2011, compared to (5.9%) in the first six months of 2010.  During those periods the benefit from income taxes was reduced by the increase in the amount of the valuation allowance.

We review the need to adjust the deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives.  Based on our analysis and the level of cumulative operating losses, we have reduced our benefit from income tax by establishing a valuation allowance.

For the six months ended June 30, 2011 and 2010, our deferred tax valuation allowance was reduced by the change in the deferred tax liability related to $34.6 million and $35.7 million, respectively of unrealized gains on investments that were recorded in other comprehensive income. In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Benefit from income taxes	$(63,859)	$(3,508)	$(83,093)	$(64,222)
Change in valuation allowance	53,712	(3,295)	74,715	56,372

Tax benefit	$(10,147)	$(6,803)	$(8,378)	$(7,850)

The decrease in the valuation allowance that was included in other comprehensive income was $9.2 million and $0 million for the three months ended June 30, 2011 and 2010, respectively.  There was no change in the valuation allowance included in other comprehensive income for the six months ended June 30, 2011 and 2010. The total valuation allowance as of June 30, 2011 and December 31, 2010 was $485.0 million and $410.3 million, respectively.

We have approximately $1,097 million of net operating loss carryforwards on a regular tax basis and $255 million of net operating loss carryforwards for computing the alternative minimum tax as of June 30, 2011. The net operating loss carryforwards decreased in the second quarter of 2011 as the loss from operations was more than offset by a onetime inclusion of taxable income. The taxable income related to the cancellation of indebtedness triggered by the conclusion of bankruptcy proceedings for C-BASS, a joint venture investment. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2031.

Financial Condition

At June 30, 2011, based on fair value, approximately 95% of our fixed income securities and cash and cash equivalents were invested in ‘A’ rated and above, readily marketable securities, concentrated in maturities of less than 15 years. The composition of ratings at June 30, 2011, December 31, 2010 and June 30, 2010 are shown in the table below.

Investment Portfolio Ratings

	At	At	At
	June 30, 2011	December 31, 2010	June 30, 2010

AAA	49%	51%	56%
AA	24%	25%	23%
A	22%	20%	16%

A or better	95%	96%	95%

BBB and below	5%	4%	5%

Total	100%	100%	100%

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

June 30, 2011
(In millions)	Guarantor Rating
	AA-	BBB	NR	R	All
Underlying Rating:
AAA	$-	$-	$-	$18	$18
AA	76	215	-	117	408
A	76	178	-	127	381
BBB	1	21	10	25	57
	$153	$414	$10	$287	$864

NR – not rated
R – in regulatory receivership

At June 30, 2011, there was $1 million of fixed income securities relying on financial guaranty insurance to elevate their rating to ‘A’ and above. Any future downgrades of these financial guarantor ratings would leave the percentage of fixed income securities ‘A’ and above effectively unchanged.

We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At June 30, 2011, the modified duration of our fixed income investment portfolio, including cash and cash equivalents, was 2.9 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.9% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

We held $287.2 million in auction rate securities (“ARS”) backed by student loans at June 30, 2011. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At June 30, 2011, approximately 87% of our ARS portfolio was rated AAA/Aaa by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At June 30, 2011, our entire ARS portfolio, consisting of 28 investments, was subject to failed auctions; however, from the period when the auctions began to fail through June 30, 2011, $235.6 million in par value of ARS was either sold or called, with the average amount we received being approximately 99% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

At June 30, 2011, our total assets included $1.0 billion of cash and cash equivalents as shown on our consolidated balance sheet.

At June 30, 2011, we had $77.4 million, 5.625% Senior Notes due in September 2011 and $245 million, 5.375% Senior Notes due in November 2015, with a combined fair value of $295.7 million, outstanding. At June 30, 2011, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with a fair value of $306.2 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at June 30, 2011 are reflected as a liability on our consolidated balance sheet at the current amortized value of $329.3 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $311.6 million at June 30, 2011.

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

The total amount of unrecognized tax benefits as of June 30, 2011 is $109.7 million. The total amount of the unrecognized tax benefits that would affect our effective tax rate is $97.1 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $26.3 million for the payment of interest as of June 30, 2011. Based on our tentative agreement with the IRS, we expect our total amount of unrecognized tax benefits to be reduced by $103.8 million during 2011, while after taking into account prior payments and the effect of available net operating loss carrybacks, we expect net cash outflows to equal approximately $22 million.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2011, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $49.0 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through June 30, 2011, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into the first half of 2011. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

Liquidity and Capital Resources

Overview

At June 30, 2011, our sources of funds consisted primarily of:

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

At June 30, 2011, our obligations consisted primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$77.4 million of 5.625% Senior Notes due in September 2011,

•	$245 million of 5.375% Senior Notes due in November 2015,

•	$345 million of Convertible Senior Notes due in 2017,

•	$389.5 million of Convertible Junior Debentures due in 2063,

•	interest on the foregoing debt instruments, and

•	the other costs and operating expenses of our business.

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

Debt at Our Holding Company and Holding Company Capital Resources

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009, 2010 and the first half of 2011, MGIC has not paid any dividends to our holding company. Through 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI.

At June 30, 2011, we had $823 million in cash and investments at our holding company. As of June 30, 2011, our holding company’s obligations included $77.4 million of debt which is scheduled to mature in September 2011, $245 million of Senior Notes due in November 2015 and $345 million in Convertible Senior Notes due in 2017, all of which must be serviced pending scheduled maturity.  On an annual basis, as of June 30, 2011 our use of funds at the holding company for interest payments on our Senior Notes and Convertible Senior Notes approximated $35 million. As of June 30, 2011, our holding company’s obligations also include $389.5 million in Convertible Junior Debentures due in 2063 and interest on these debentures. See Note 3 – “Debt” to our consolidated financial statements for additional information about this indebtedness, including our right to defer interest on our Convertible Junior Debentures.

In the second quarter of 2011, we repurchased for cash approximately $55 million in par value of our 5.375% Senior Notes due in November 2015. We recognized a $3.2 million gain on the repurchases, which is included in other revenue on the Consolidated Statements of Operations for the six months ended June 30, 2011. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities.  We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2011	2010
	(In millions, except ratio)

Risk in force - net (1)	$33,201	$33,817

Statutory policyholders' surplus	$1,628	$1,709
Statutory contingency reserve	-	-

Statutory policyholders' position	$1,628	$1,709

Risk-to-capital	20.4:1	19.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2011	2010
	(In millions, except ratio)

Risk in force - net (1)	$38,544	$39,369

Statutory policyholders' surplus	$1,637	$1,692
Statutory contingency reserve	12	5

Statutory policyholders' position	$1,649	$1,697

Risk-to-capital	23.4:1	23.2:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($9.3 billion at June 30, 2011 and $11.0 billion at December 31, 2010) and for which loss reserves have been established.

Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio.

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

Contractual Obligations

     At June 30, 2011, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,045	$145	$131	$369	$2,400
Operating lease obligations	6	3	2	1	-
Tax obligations	17	17	-	-	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement benefit plans	169	10	25	32	102
Other long-term liabilities	5,083	2,338	2,287	458	-

Total	$8,321	$2,514	$2,445	$860	$2,502

     Our long-term debt obligations at June 30, 2011 include our $77.4 million of 5.625% Senior Notes due in September 2011, $245 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 - “Benefit plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.                 Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2011, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2011, the modified duration of our fixed income investment portfolio was 2.9 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.9% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.                 Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                  Legal Proceedings

On June 6, 2011, the plaintiffs in the class action lawsuit filed against us in the United States District Court for the Eastern District of Wisconsin, in which Fulton County Employees’ Retirement System was appointed as the lead plaintiff, filed a motion with the District Court for relief from that court’s judgment of dismissal on the grounds that the transcripts they obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS are newly discovered evidence showing that amending their  complaint would not be futile. On August 1, 2011, we filed a response to the plaintiffs’ motion seeking its dismissal.

On June 15, 2011, the United States Court of Appeals for the Ninth Circuit reversed an order by the United States District Court for the Northern District of California in our Countrywide proceedings, holding that the District Court should not have remanded the case to the California State Court without ruling on a motion by MGIC to stay proceedings pending arbitration between the parties.

In addition to the above litigation, we face other litigation and regulatory risks. For additional information about such other litigation and regulatory risks you should review our Risk Factor titled “We are subject to the risk of private litigation and regulatory proceedings.”

Item 1 A.             Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2011. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. The following table shows the percentage of our new risk written by LTV for the first two quarters of 2011 and for the year ended December 31, 2010.

	Percentage of new risk written
	YTD	Full Year
	6/30/11	2010
LTV:
80% and under	0%	0%
80.1% - 85%	6%	7%
85.1% - 90%	43%	48%
90.1% - 95%	49%	44%
95.1% - 97%	2%	1%
> 97%	0%	0%

The regulators requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with 90% LTVs, higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in 2011 was on loans that would have met the alternative QRM definition.

The regulators also requested that the public comments include information that may be used to assess whether mortgage insurance reduces the risk of default. We submitted a comment letter, including studies to the effect that mortgage insurance reduces the risk of default.

The public comment period for the proposed rule expired on August 1, 2011. At this time we do not know when a final rule will be issued. Under the proposed rule, because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans.

Depending on, among other things, (a) the final definition of QRM and its requirements for LTV, seller contribution and debt-to-income ratio, (b) to what extent, if any, the presence of mortgage insurance would allow for a higher LTV in the definition of QRM, and (c) whether lenders choose mortgage insurance for non-QRM loans, the amount of new insurance that we write may be materially adversely affected. See also “— If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.”

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

For the years ended December 31, 2010, 2009, 2008 and 2007, we had a net loss of $0.4 billion, $1.3 billion, $0.5 billion and $1.7 billion, respectively.  For the first two quarters of 2011, we reported a net loss of $185.4 million. We currently expect to continue to report annual net losses, the size of which will depend primarily on the amount of our incurred and paid losses from our existing business and to a lesser extent on the amount and profitability of our new business. Our incurred and paid losses are dependent on factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. Although we currently expect to return to profitability on an annual basis, we cannot assure you when, or if, this will occur. Among the assumptions underlying our forecasts are that loan modification programs will only modestly mitigate losses; the cure rate steadily improves but does not return to historic norms until after the first half of 2013; there is no change to our current rescission practices and any foreclosure moratoriums will have no significant effect on earnings. In this regard, see “— It is uncertain what effect foreclosure moratoriums and issues arising from the investigation of servicers’ foreclosure procedures will have on us” and “— We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.” The net losses we have experienced have eroded, and any future net losses will erode, our shareholders’ equity and could result in equity being negative.

Even though our plan to write new insurance in MGIC Indemnity Corporation (“MIC”) has received approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) and the GSEs, we cannot guarantee that the implementation of our plan will allow us to continue to write new insurance on an uninterrupted basis.

The insurance laws or regulations of 16 jurisdictions, including Wisconsin, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the risk-to-capital requirement. While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. At June 30, 2011, MGIC’s risk-to-capital ratio was 20.4 to 1. Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Based upon internal company estimates, MGIC’s risk-to-capital ratio over the next few years, after giving effect to any contribution to MGIC of the proceeds from our April 2010 common stock and convertible notes offerings beyond the contribution already made, could reach 40 to 1 or even higher under a stress loss scenario.  At June 30, 2011, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 23.4 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed.  These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.  For more information regarding the assumptions underlying our forecasts, see “— We have reported net losses for the last four years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.”

In December 2009, the OCI issued an order waiving, until December 31, 2011, its risk-to-capital requirement. MGIC has also applied for waivers in all other jurisdictions that have risk-to-capital requirements. MGIC has received waivers from some of these jurisdictions which expire at various times.  One waiver expired on December 31, 2010 and was not immediately renewed because the need for a waiver was not considered imminent.  MGIC may reapply for the waiver.  Some jurisdictions have denied the request and others may deny the request. The OCI and insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC’s risk-to-capital ratio exceeds 25 to 1 unless MGIC obtained additional capital to enable it to comply with the risk-to-capital requirement. New insurance written in the jurisdictions that have risk-to-capital requirements represented approximately 50% of new insurance written in 2010 and approximately 47% in the first two quarters of 2011. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the applicable risk-to-capital requirement or obtained a necessary waiver to allow it to once again write new business.

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

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011.   We expect to engage in discussions with Fannie Mae in the third quarter of 2011 regarding an extension of the Fannie Mae Agreement. Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Unless Fannie Mae and Freddie Mac extend or modify the terms of their approvals of MIC, whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. For more information, see “— MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.” Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution already made without prior approval from each GSE, which, in future years, may limit the amount of business MIC would otherwise write. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific regulatory capital requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not an eligible mortgage insurer.

In late July 2011, a competitor announced that the waiver of risk-to-capital requirements that its flagship mortgage insurer received from its domiciliary state expires August 31, 2011 and that it has not yet received approval from its domiciliary state or the GSEs to write new business in a separately capitalized subsidiary that we understand is a sister entity, and not a subsidiary, of the flagship mortgage insurer.  In early August, the competitor announced that while it continued to pursue such approvals,  it would discontinue writing new insurance commitments after August 31, 2011.  Both Fannie Mae and Freddie Mac suspended the flagship mortgage insurer and the separately capitalized subsidiary as approved mortgage insurers.  We are uncertain how such events, including the actions taken by the GSEs, will impact the status of MGIC's waivers and approvals to utilize MGIC's direct subsidiary, MIC.  Because it is wholly owned by MGIC, the operating results from business written by MIC would positively (in the case of profitable business) or negatively (in the case of unprofitable business) impact MGIC.

A failure to meet the specific minimum regulatory capital requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet regulatory capital requirements, we cannot assure you that the events that led to MGIC failing to meet regulatory capital requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings related to rescissions that we make, including those with Countrywide (for more information about the Countrywide legal proceedings, see “— We are subject to the risk of private litigation and regulatory proceedings”).

We are subject to the risk of private litigation and regulatory proceedings.

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC settled class action litigation against it under RESPA in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004 following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On November 29, 2010, six mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in Federal District Court for the District of Columbia.  The complaint alleged various causes of action related to the captive mortgage reinsurance arrangements of this mortgage lender, including that the defendants violated RESPA by paying the lender’s captive reinsurer excessive premiums in relation to the risk assumed by that captive. In March 2011, the complaint was voluntarily dismissed by the plaintiffs as to MGIC and all of the other mortgage insurers.  There can be no assurance that we will not be subject to future litigation under RESPA (or FCRA) or that the outcome of any such litigation would not have a material adverse effect on us.

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

In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, we provided the MN Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MN Department, and beginning in March 2008 the MN Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions, including as recently as May 2011. In addition, beginning in June 2008, we have received subpoenas from the Department of Housing and Urban Development, commonly referred to as HUD, seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

In September 2010, a housing discrimination complaint was filed against MGIC with the U.S. Department of Housing and Urban Development (“HUD”) alleging that MGIC violated the Fair Housing Act and discriminated against the complainant on the basis of her sex and familial status when MGIC underwrote her loan for mortgage insurance. In May 2011, HUD commenced an administrative action against MGIC and two of its employees, seeking, among other relief, aggregate fines of $48,000.  The HUD complainant elected to have charges in the administrative action proceed in federal court and on July 5, 2011, the U.S. Department of Justice (“DOJ”) filed a civil complaint in the U.S. District Court for the Western District of Pennsylvania against MGIC and these employees on behalf of the complainant.  The complaint seeks redress for the alleged housing discrimination, including compensatory and punitive damages for the alleged victims and a civil penalty payable to the United States. MGIC denies that any unlawful discrimination occurred and disputes many of the allegations in the complaint.

In October 2010, a separate purported class action lawsuit was filed against MGIC by the HUD complainant in the same District Court in which the DOJ action is pending alleging that MGIC discriminated against her on the basis of her sex and familial status when MGIC underwrote her loan for mortgage insurance. In May 2011, the District Court granted MGIC’s motion to dismiss with respect to all claims except certain Fair Housing Act claims.

MGIC intends to vigorously defend itself against the allegations in both the class action lawsuit and the DOJ lawsuit.  Based on the facts known at this time, we do not foresee the ultimate resolution of these legal proceedings having a material adverse effect on us.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On December 8, 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice.  On January 6, 2011, the plaintiffs appealed the February 18, 2010 and December 8, 2010 decisions to the United States Court of Appeals for the Seventh Circuit.  On June 6, 2011, the plaintiffs filed a motion with the District Court for relief from that court’s judgment of dismissal on the grounds that the transcripts it obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS are newly discovered evidence showing that amending its complaint would not be futile. On August 1, 2011, we filed a response to the plaintiffs’ motion seeking its dismissal. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco (the “California State Court”) against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the insurance policies at issue. On January 19, 2010, we removed this case to the United States District Court for the Northern District of California (the “District Court”). On March 30, 2010, the District Court ordered the case remanded to the California State Court. We appealed this decision to the United States Court of Appeals for the Ninth Circuit (the “Court of Appeals”) and asked the Court of Appeals to vacate the remand and stay proceedings in the District Court pending arbitration between the parties, discussed below. On May 17, 2010, the Court of Appeals denied a stay of the District Court’s remand order. On May 28, 2010, Countrywide filed an amended complaint substantially similar to the original complaint in the California State Court. On July 2, 2010, we filed a petition in the California State Court to compel arbitration and stay the litigation in that court.  On August 26, 2010, Countrywide filed an opposition to our petition.  Countrywide’s opposition states that there are thousands of loans for which it disputes MGIC’s interpretation of the flow insurance policies at issue. On September 16, 2010, we filed a reply to Countrywide’s opposition.  On October 1, 2010, the California State Court stayed the litigation in that court pending a final ruling on our appeal. On June 15, 2011, the Court of Appeals reversed the District Court, holding that the District Court should not have remanded the case to the California State Court without ruling on MGIC’s stay motion.

In connection with the Countrywide dispute discussed above, on February 24, 2010, we commenced an arbitration action against Countrywide seeking a determination that MGIC was entitled to deny and/or rescind coverage on the loans involved in the arbitration action, which were insured through the flow channel and numbered more than 1,400 loans as of the filing of the action.  On March 16, 2010, Countrywide filed a response to our arbitration action objecting to the arbitrator’s jurisdiction in view of the case initiated by Countrywide in the California State Court and asserting various defenses to the relief sought by MGIC in the arbitration. On December 20, 2010, we filed an amended demand in the arbitration proceeding.  This amended demand increased the number of loans for which we denied and/or rescinded coverage and which were insured through the flow channel to more than 3,300.  We continue to rescind insurance coverage on additional Countrywide loans.  On December 20, 2010, Countrywide filed an amended response. In the amended response, Countrywide is seeking relief for rescissions on loans insured by MGIC through the flow channel and more than 30 bulk insurance policies.   In April 2011, Countrywide indicated that it believes MGIC has improperly rescinded coverage on more than 5,000 loans. The amended response also seeks damages as a result of purported breaches of insurance policies issued by MGIC and additional damages, including exemplary damages, on account of MGIC’s purported breach of an implied covenant of good faith and fair dealing. The amended response states that Countrywide seeks damages “well-exceeding” $150 million; the original response sought damages of at least $150 million.  On January 17, 2011, Countrywide filed an answer to MGIC’s amended demand and MGIC filed an answer to Countrywide’s amended response.  Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage.  While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue.  The hearing before the panel on the bellwether loans that had previously been scheduled to begin in October 2011 has been postponed to May 2012.

From January 1, 2008 through June 30, 2011, rescissions of Countrywide-related loans mitigated our paid losses on the order of $375 million. This amount is the amount we estimate we would have paid had the loans not been rescinded.  On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $71,400.  At June 30, 2011, 40,219 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory).  Of these 40,219 loans, some will cure their delinquency and the remainder will either become paid claims or will be rescinded.  From January 1, 2008 through June 30, 2011, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 75% were paid and the remaining 25% were rescinded. We do not believe that the settlement agreement announced in June 2011 between Bank of America and certain investors in certain Countrywide residential mortgage backed securities will have a material impact on our Countrywide rescissions, if it becomes effective.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders.  From January 1, 2008 through June 30, 2011, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.4 billion of mitigation on paid losses, excluding amounts that would have been applied to a deductible. At June 30, 2011, we estimate that our total loss reserves were benefited from rescissions by approximately $0.9 billion.

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

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. We continue to discuss with other lenders their objections to material rescissions.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.   For additional information about rescissions as well as the rescission settlement agreements, see “— We may not continue to realize benefits from rescissions at the rates we have recently experienced and we may not prevail in proceedings challenging whether our rescissions were proper.”

Freddie Mac, one of our pool insurance insureds, is computing the aggregate loss limit under a pool insurance policy at a higher level than we are computing this limit because we believe the original aggregate limit decreases over time while they believe the limit remains constant.  At June 30, 2011, the difference was approximately $535 million.  Beginning in the second quarter of 2011, this difference has had an effect on our results of operations because the aggregate paid losses plus the portion of our loss reserves attributable to this policy have exceeded our interpretation of the loss limit by $52 million.  Had we not limited our losses in a manner consistent with our interpretation of the policy, our losses incurred would have been $52 million higher in the second quarter of 2011, and our capital and risk-to-capital ratio would have been negatively impacted.  Absent a change in our interpretation of the policy or that of Freddie Mac, we expect the aggregate impact on losses incurred will grow in future quarters. MGIC and Freddie Mac have each advised the other of the basis for its interpretation of the policy. It is reasonably possible that any eventual resolution of this matter could have a material adverse effect on us.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2011.

MGIC INVESTMENT CORPORATION

By:	/s/ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer

By:	/s/ Timothy J. Mattke
Timothy J. Mattke
Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit Number	Description of Exhibit

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being "filed")

99	Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2011, and through updating of various statistical and other information

101	The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2010 and the six months ended June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.