Form 10-Q
period 2011-09-30
MGIC INVESTMENT CORP
filed 2011-11-09
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES☐ NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/31/11	201,171,528

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2011 - $6,255,817; 2010 - $7,366,808)	$6,455,521	$7,455,238
Equity securities	2,699	3,044
Total investment portfolio	6,458,220	7,458,282
Cash and cash equivalents	866,614	1,304,154
Accrued investment income	67,104	70,305
Reinsurance recoverable on loss reserves (note 4)	166,874	275,290
Reinsurance recoverable on paid losses	15,320	34,160
Prepaid reinsurance premiums	1,782	2,637
Premium receivable	73,895	79,567
Home office and equipment, net	28,527	28,638
Deferred insurance policy acquisition costs	7,696	8,282
Other assets	61,271	72,327
Total assets	$7,747,303	$9,333,642

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$4,791,560	$5,884,171
Premium deficiency reserve (note 13)	146,525	178,967
Unearned premiums	166,703	215,157
Senior notes (note 3)	244,259	376,329
Convertible senior notes (note 3)	345,000	345,000
Convertible junior debentures (note 3)	336,694	315,626
Other liabilities	327,737	349,337
Total liabilities	6,358,478	7,664,587

Contingencies (note 5)

Shareholders' equity:
Common stock ($1 par value, shares authorized 460,000,000; shares issued, 2011 - 205,046,780; 2010 - 205,046,780; shares outstanding, 2011 - 201,171,528; 2010 - 200,449,588)	205,047	205,047
Paid-in capital	1,133,270	1,138,942
Treasury stock (shares at cost, 2011 - 3,875,252; 2010 - 4,597,192)	(162,542)	(222,632)
Accumulated other comprehensive income, net of tax (note 9)	89,393	22,136
Retained earnings	123,657	525,562
Total shareholders' equity	1,388,825	1,669,055

Total liabilities and shareholders' equity	$7,747,303	$9,333,642

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:	(In thousands of dollars, except per share data)
Premiums written:
Direct	$274,610	$294,478	$845,798	$883,922
Assumed	(6,999)	764	(5,569)	2,340
Ceded	(11,866)	(16,260)	(39,622)	(55,876)

Net premiums written	255,745	278,982	800,607	830,386
Decrease in unearned premiums, net	19,349	17,514	47,487	47,236

Net premiums earned	275,094	296,496	848,094	877,622
Investment income, net of expenses	48,898	58,465	160,931	190,192
Realized investment gains, net	11,405	24,524	38,900	89,180
Total other-than-temporary impairment losses	(253)	-	(253)	(6,052)
Portion of losses recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	(253)	-	(253)	(6,052)
Other revenue	2,025	2,840	9,617	8,508

Total revenues	337,169	382,325	1,057,289	1,159,450

Losses and expenses:
Losses incurred, net (note 12)	462,654	384,578	1,232,637	1,159,166
Change in premium deficiency reserve (note 13)	(12,388)	(8,887)	(32,441)	(33,072)
Amortization of deferred policy acquisition costs	1,762	1,750	5,210	5,243
Other underwriting and operating expenses, net	50,715	55,856	158,860	166,358
Interest expense	25,761	26,702	78,129	72,819

Total losses and expenses	528,504	459,999	1,442,395	1,370,514

Loss before tax	(191,335)	(77,674)	(385,106)	(211,064)
Benefit from income taxes (note 11)	(26,130)	(26,146)	(34,508)	(33,996)

Net loss	$(165,205)	$(51,528)	$(350,598)	$(177,068)

Loss per share (note 6):
Basic	$(0.82)	$(0.26)	$(1.74)	$(1.05)
Diluted	$(0.82)	$(0.26)	$(1.74)	$(1.05)

Weighted average common shares outstanding - diluted (note 6)	201,109	200,077	200,983	168,429

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
 CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
 Year Ended December 31, 2010 and Nine Months Ended September 30, 2011
 (Unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (loss)	earnings	loss
			(In thousands)

Balance, December 31, 2009	$130,163	$443,294	$(269,738)	$74,155	$924,707

Net loss	-	-	-	-	(363,735)	$(363,735)
Change in unrealized investment gains and losses, net	-	-	-	(69,074)	-	(69,074)
Common stock shares issued	74,884	697,492	-	-	-
Reissuance of treasury stock, net	-	(14,425)	47,106	-	(35,410)
Equity compensation	-	12,581	-	-	-
Defined benefit plan adjustments, net	-	-	-	6,390	-	6,390
Unrealized foreign currency translation adjustment, net	-	-	-	10,665	-	10,665
Comprehensive loss	-	-	-	-	-	$(415,754)

Balance, December 31, 2010	$205,047	$1,138,942	$(222,632)	$22,136	$525,562

Net loss	-	-	-	-	(350,598)	$(350,598)
Change in unrealized investment gains and losses, net (notes 7 and 8)	-	-	-	72,754	-	72,754
Reissuance of treasury stock, net	-	(14,577)	60,090	-	(51,307)
Equity compensation	-	8,905	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	(5,497)	-	(5,497)
Comprehensive loss (note 9)	-	-	-	-	-	$(283,341)

Balance, September 30, 2011	$205,047	$1,133,270	$(162,542)	$89,393	$123,657

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Nine Months Ended September 30,

	2011	2010
	(In thousands)

Cash flows from operating activities:
Net loss	$(350,598)	$(177,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,166	43,569
Decrease in deferred insurance policy acquisition costs	586	850
Decrease in accrued investment income	3,201	11,401
Decrease in reinsurance recoverable on loss reserves	108,416	32,988
Decrease (increase) in reinsurance recoverable on paid losses	18,840	(34,161)
Decrease in prepaid reinsurance premiums	855	630
Decrease in premium receivable	5,672	2,826
Decrease in loss reserves	(1,092,611)	(525,898)
Decrease in premium deficiency reserve	(32,441)	(33,072)
Decrease in unearned premiums	(48,454)	(46,560)
Deferred tax benefit	(36,241)	(38,152)
(Decrease) increase in income taxes payable (current)	(1,732)	293,723
Realized investment gains, excluding impairment losses	(38,900)	(89,180)
Net investment impairment losses	253	6,052
Other	(13,013)	98,644
Net cash used in operating activities	(1,416,001)	(453,408)

Cash flows from investing activities:
Purchase of fixed maturities	(2,417,392)	(3,544,492)
Purchase of equity securities	(84)	(82)
Proceeds from sale of equity securities	504	-
Proceeds from sale of fixed maturities	2,429,143	3,213,002
Proceeds from maturity of fixed maturities	1,091,959	644,028
Net increase in payable for securities	3,509	14,565
Net cash provided by investing activities	1,107,639	327,021

Cash flows from financing activities:
Net proceeds from convertible senior notes	-	334,373
Common stock shares issued	-	772,376
Repayment of long-term debt	(129,178)	-
Net cash (used in) provided by financing activities	(129,178)	1,106,749

Net (decrease) increase in cash and cash equivalents	(437,540)	980,362
Cash and cash equivalents at beginning of period	1,304,154	1,185,739
Cash and cash equivalents at end of period	$866,614	$2,166,101

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Capital

The insurance laws or regulations of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires us to maintain a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage guaranty insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At September 30, 2011, MGIC’s risk-to-capital ratio was 22.2 to 1 and its policyholder position exceeded the MPP by $50 million. At September 30, 2011, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 24.0 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed.  These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements. At December 31, 2010, MGIC'S risk-to-capital ratio was 19.8 to 1 and its policyholder position exceeded the MPP by $225 million. At December 31, 2010, the risk-to-capital ratio of our combined insurance operations was 23.2 to 1.

The National Association of Insurance Commissioners (“NAIC”) adopted a new Statement of Statutory Accounting Principles (“SSAP No. 101”) that will change, among other things, the statutory accounting rules for admitting deferred tax assets. These changes were introduced by the NAIC, and approved by various task forces and committees of the NAIC, in the third quarter of 2011. Under SSAP No. 101, effective January 1, 2012, as a mortgage insurer approaches the Capital Requirement limits, the benefit allowed for deferred tax assets will be eliminated. Such elimination would negatively impact our statutory capital for purposes of calculating compliance with the Capital Requirements. At September 30, 2011, our statutory deferred tax assets were $133 million. For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could result in material non-compliance with Capital Requirements, see Note 5 – “Litigation and contingencies.”

In December 2009, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, its Capital Requirement. MGIC has also applied for waivers in all other jurisdictions that have Capital Requirements. MGIC has received waivers from some of these jurisdictions which expire at various times. One waiver expired on December 31, 2010 and has not been renewed because the need for a waiver was not considered imminent. MGIC may reapply for the waiver. The remaining waivers that MGIC received generally expire December 31, 2011. We expect to seek extensions of all waivers before they are needed, which could be after they expire. Some jurisdictions have denied the original request for a waiver and others may deny future requests, including for extensions. The OCI and insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC does not comply with the Capital Requirements unless MGIC obtained additional capital to enable it to comply with the Capital Requirement. New insurance written in the jurisdictions that have a Capital Requirement represented approximately 50% of new insurance written in each of 2010 and the first three quarters of 2011. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirement or obtained a necessary waiver to allow it to once again write new business.

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, that it will renew the waiver when it expires or that MGIC could obtain the additional capital necessary to comply with the Capital Requirement. Depending on the circumstances, the amount of additional capital we might need could be substantial.

We have implemented a plan to write new mortgage insurance in MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, in selected jurisdictions in order to address the likelihood that in the future MGIC will not meet the Capital Requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which Capital Requirements are present. MIC has received the necessary approvals, including from the OCI, to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet Capital Requirements and obtain waivers of those requirements.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance, subject to the continued effectiveness of the waiver of Capital Requirements granted by the OCI to MGIC, and only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and if MGIC fails to obtain relief from those requirements or a specific waiver of them. As noted above, we cannot assure you that the OCI will not modify or revoke its waiver, or that it will renew the waiver when it expires.

On February 11, 2010, Freddie Mac notified MGIC that it may utilize MIC to write new business in jurisdictions in which MGIC does not meet Capital Requirements to write new business and does not obtain appropriate waivers of those requirements. This conditional approval to use MIC as a “Limited Insurer” (the “Freddie Mac Notification”) will expire December 31, 2012. This conditional approval includes terms substantially similar to those in the Fannie Mae Agreement.

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011. We have initiated discussions with Fannie Mae regarding an extension of the Fannie Mae Agreement. Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Unless Fannie Mae and Freddie Mac extend or modify the terms of their approvals of MIC, whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution already made without prior approval from each GSE, which, in future years, may limit the amount of business MIC would otherwise write assuming the Fannie Mae Agreement is extended and we meet the terms of the Freddie Mac Notification. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not an eligible mortgage insurer.

One of our competitors, Republic Mortgage Insurance Company (“RMIC”), ceased writing new insurance commitments after the waiver of Capital Requirements that it received from its domiciliary state expired on August 31, 2011. RMIC had not received approval from its domiciliary state or the GSEs to write new business in a separately capitalized affiliate (“RMIC-NC”) that we understand is a sister entity, and not a subsidiary, of RMIC. In October 2011, both RMIC and RMIC-NC went into run-off. Another competitor, PMI Mortgage Insurance Co. (“PMI”) and the subsidiary it established to write new business if PMI was no longer able to do so (“PMAC”), ceased issuing new mortgage insurance commitments effective August 19, 2011 when PMI was placed under the supervision of the insurance department of its domiciliary state. In October 2011, a state court entered an order directing the insurance department to take possession and control of PMI pending a later hearing. In addition, pursuant to the order, the insurance department issued a partial claim payment plan, under which PMI’s claim payments will be made at 50%, with the remaining amount deferred as a policyholder claim. Both Fannie Mae and Freddie Mac suspended RMIC, RMIC-NC, PMI and PMAC as approved mortgage insurers. We are uncertain how such events, including the actions taken by the GSEs, will impact the status of MGIC’s waivers and approvals to utilize MGIC’s direct subsidiary, MIC. Because it is wholly owned by MGIC, the operating results from business written by MIC would positively (in the case of profitable business) or negatively (in the case of unprofitable business) impact MGIC.

A failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings related to rescissions that we make, including those with Countrywide (for more information about the Countrywide legal proceedings, see Note 5 – “Litigation and contingencies”).

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in the first three quarters of 2011, rescissions mitigated our paid losses by approximately $0.5 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 18% to 21% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that the percentage of claims that will be resolved through rescissions will continue to decline.

In addition, our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010.  For the first three quarters of 2011, we estimate that rescissions had no significant impact on our losses incurred.  All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. At September 30, 2011, we had 180,894 loans in our primary delinquency inventory; the resolution of a significant portion of these loans will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For nearly all of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended.  We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing.  Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.  Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.  Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide.  For more information about these legal proceedings, see Note 5 – “Litigation and contingencies.”

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may, subject to GSE approval, enter into additional settlement agreements with other lenders in the future.  In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements.  In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lenders their objections to material rescissions and have reached settlement terms with several of our significant lender customers. Any definitive agreement with these customers would be subject to GSE approval. There can be no assurances that the GSEs will approve any settlement agreements and we are not aware that they have approved any settlement agreements after April 2011.

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

In October 2010, new guidance was issued on accounting for costs associated with acquiring or renewing insurance contracts. The new guidance will likely change how insurance companies account for acquisition costs, particularly in determining what costs are deferrable. The new requirements are effective for fiscal years beginning after December 15, 2011, either prospectively or by retrospective adjustment. We are currently evaluating the provisions of this guidance, however we do not expect the new guidance to have a material impact on our financial statements and disclosures.

Note 3 – Debt

Senior Notes

In September 2011 we repaid our $77.4 million, 5.625% Senior Notes that came due. At September 30, 2011 we had outstanding $245 million, 5.375% Senior Notes due in November 2015. In the second quarter of 2011 we repurchased $55 million in par value of our 5.375% Senior Notes due in November 2015. We recognized a gain on the repurchases of approximately $3.2 million, which is included in other revenue on the Consolidated Statements of Operations for the nine months ended September 30, 2011. At December 31, 2010 we had outstanding $77.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes.  A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at September 30, 2011.

If we fail to meet any of the covenants of the Senior Notes discussed above; there is a failure to pay when due at maturity, or a default results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; or we fail to make a payment of principal on the Senior Notes when due or a payment of interest on the Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the applicable series of Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of either series of our Senior Notes each would have the right to accelerate the maturity of that series.  In addition, the trustee, U.S. Bank National Association, of these two issues of Senior Notes could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.

At September 30, 2011 and December 31, 2010, the fair value of the amount outstanding under our Senior Notes was $177.6 million and $355.6 million, respectively. The fair value was determined using publicly available trade information.

Interest payments on the Senior Notes were $12.5 million in each of the nine months ended September 30, 2011 and 2010.

Convertible Senior Notes

At September 30, 2011 and December 31, 2010 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in 2017. Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. We do not have the right to defer interest payments on the Convertible Senior Notes. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

If we fail to meet any of the covenants of the Convertible Senior Notes; there is a failure to pay when due at maturity, or a default results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; a final judgment for the payment of $40 million or more (excluding any amounts covered by insurance) is rendered against us or any of our subsidiaries which judgment is not discharged or stayed within certain time limits; or we fail to make a payment of principal on the Convertible Senior Notes when due or a payment of interest on the Convertible Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the Convertible Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of the Convertible Senior Notes would have the right to accelerate the maturity of those notes. In addition, the trustee of the Convertible Senior Notes could, independent of any action by holders, accelerate the maturity of the Convertible Senior Notes.

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

At September 30, 2011 and December 31, 2010, the fair value of the amount outstanding under our Convertible Senior Notes was $193.2 million and $400.5 million, respectively. The fair value was determined using publicly available trade information.

Interest payments on the Convertible Senior Notes were $8.6 million in the nine months ended September 30, 2011. There were no interest payments on the Convertible Senior Notes in the nine months ended September 30, 2010.

Convertible Junior Subordinated Debentures

At September 30, 2011 and December 31, 2010 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At September 30, 2011 and December 31, 2010 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $336.7 million and $315.6 million, respectively, with the unamortized discount reflected in equity. The debentures rank junior to all of our existing and future senior indebtedness.

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

The fair value of the debentures was approximately $170.7 million and $432.4 million, respectively, at September 30, 2011 and December 31, 2010, as determined using available pricing for these debentures or similar instruments.

Interest payments on the debentures were $17.5 million in the nine months ended September 30, 2011. There were no interest payments on the debentures in the nine months ended September 30, 2010, as we were in a deferral period that ended on October 1, 2010 as discussed above.

Note 4 – Reinsurance

The reinsurance recoverable on loss reserves as of September 30, 2011 and December 31, 2010 was approximately $167 million and $275 million, respectively. Captive agreements are written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $150 million at September 30, 2011 which was supported by $367 million of trust assets, while at December 31, 2010 the reinsurance recoverable on loss reserves related to captives was $248 million which was supported by $484 million of trust assets. As of September 30, 2011 and December 31, 2010 there was an additional $25 million and $26 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. Trust fund assets of $39 million were transferred to us as a result of captive terminations during the first nine months of 2011.

In the third quarter of 2011, our Australian writing company terminated a reinsurance agreement under which it had assumed business from a third party. As a result of that termination, it returned approximately $7 million in unearned premium and it has no further obligations under this reinsurance agreement. The termination of this reinsurance agreement had no significant impact on our remaining risk in force in Australia.

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

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaint’s allegations regarding C-BASS. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On December 8, 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice. On January 6, 2011, the plaintiffs appealed the February 18, 2010 and December 8, 2010 decisions to the United States Court of Appeals for the Seventh Circuit. On June 6, 2011, the plaintiffs filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. We are opposing this motion and the matter is awaiting decision by the District Court. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

From January 1, 2008 through September 30, 2011, rescissions of Countrywide-related loans mitigated our paid losses on the order of $400 million. This amount is the amount we estimate we would have paid had the loans not been rescinded.  On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $71,500. On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the insurance policies at issue. On October 18, 2011, the United States District Court for the Northern District of California, to which the case had been removed, entered an order staying the litigation in favor of the arbitration proceeding we commenced against Countrywide on February 24, 2010.

In the arbitration proceeding we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. Various materials exchanged by MGIC and Countrywide bring within the proceeding loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage.  While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans is scheduled to begin in September 2012.

We intend to defend MGIC against any further proceedings arising from Countrywide’s complaint and to advocate MGIC’s position in the arbitration, vigorously. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding.  An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital.

At September 30, 2011, 38,099 loans in our primary delinquency inventory were Countrywide-related loans (approximately 21% of our primary delinquency inventory).  Of these 38,099 loans, some will cure their delinquency and the remainder will either become paid claims or will be rescinded.  From January 1, 2008 through September 30, 2011, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 77% were paid and the remaining 23% were rescinded. We do not believe that the settlement agreement announced in June 2011 between Bank of America and certain investors in certain Countrywide residential mortgage backed securities will have a material impact on our Countrywide rescissions, if it becomes effective.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders.  From January 1, 2008 through September 30, 2011, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.5 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At September 30, 2011, we estimate that our total loss reserves were benefited from rescissions by approximately $0.8 billion.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. We continue to discuss with other lenders their objections to material rescissions and have reached settlement terms (which are subject to GSE approval) with several of our significant lender customers.  In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount.

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under certain pool insurance policies insuring Freddie Mac that share a single aggregate loss limit.  The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation than under our interpretation.  We account for losses under our interpretation although it is reasonably possible that were the matter to be decided by a third party our interpretation would not prevail.  The differing interpretations had no effect on our results until the second quarter of 2011.  For the second and third quarters of 2011, our incurred losses would have been $126 million higher in the aggregate had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted at each quarter end. We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters.   We are discussing the disagreement with Freddie Mac in an effort to resolve it.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through September 30, 2011, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which has continued into 2011. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

See Note 11 – “Income taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (loss) per share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 1.0 million and 1.8 million, respectively, for the three months ended September 30, 2011 and 2010 and 1.1 million and 1.8 million, respectively, for the nine months ended September 30, 2011 and 2010 because they were anti-dilutive due to our reported net loss. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended September 30, 2011 and 2010 common stock equivalents of 55.5 million and 62.3 million, respectively, and for the nine months ended September 30, 2011 and 2010 common stock equivalents of 55.6 million and 51.3 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
	(In thousands, except per share data)

Basic earnings per share:
Average common shares outstanding	201,109	200,077	200,983	168,429

Net loss	$(165,205)	$(51,528)	$(350,598)	$(177,068)

Basic loss per share	$(0.82)	$(0.26)	$(1.74)	$(1.05)

Diluted earnings per share:
Weighted-average shares - Basic	201,109	200,077	200,983	168,429
Common stock equivalents	-	-	-	-

Weighted-average shares - Diluted	201,109	200,077	200,983	168,429

Net loss	$(165,205)	$(51,528)	$(350,598)	$(177,068)
Diluted loss per share	$(0.82)	$(0.26)	$(1.74)	$(1.05)

Note 7 –Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2011 and December 31, 2010 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$744,560	$32,365	$(671)	$776,254
Obligations of U.S. states and political subdivisions	2,888,541	128,230	(17,139)	2,999,632
Corporate debt securities	2,247,489	53,439	(7,822)	2,293,106
Commercial mortgage-backed securities	194,795	1,859	(1,621)	195,033
Residential mortgage-backed securities	47,182	2,653	-	49,835
Debt securities issued by foreign sovereign governments	133,250	8,415	(4)	141,661
Total debt securities	$6,255,817	$226,961	$(27,257)	$6,455,521

Equity securities	2,624	76	(1)	2,699

Total investment portfolio	$6,258,441	$227,037	$(27,258)	$6,458,220

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses (1)	Value
	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,092,890	$16,718	$(6,822)	$1,102,786
Obligations of U.S. states and political subdivisions	3,549,355	85,085	(54,374)	3,580,066
Corporate debt securities	2,521,275	54,975	(11,291)	2,564,959
Residential mortgage-backed securities	53,845	3,255	-	57,100
Debt securities issued by foreign sovereign governments	149,443	1,915	(1,031)	150,327
Total debt securities	$7,366,808	$161,948	$(73,518)	$7,455,238

Equity securities	3,049	40	(45)	3,044

Total investment portfolio	$7,369,857	$161,988	$(73,563)	$7,458,282

(1) At September 30, 2011 and December 31, 2010, there were no other-than-temporary impairment losses recorded in other comprehensive income.

The amortized cost and fair values of debt securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
September 30, 2011	Cost	Value
	(In thousands)

Due in one year or less	$1,113,140	$1,118,319
Due after one year through five years	2,659,868	2,739,392
Due after five years through ten years	905,459	975,609
Due after ten years	1,035,075	1,091,339
	$5,713,542	$5,924,659

Commercial mortgage-backed securities	194,795	195,033
Residential mortgage-backed securities	47,182	49,835
Auction rate securities (1)	300,298	285,994

Total at September 30, 2011	$6,255,817	$6,455,521

(1) At September 30, 2011, approximately 97% of auction rate securities had a contractual maturity greater than 10 years.

At September 30, 2011 and December 31, 2010, the investment portfolio had gross unrealized losses of $27.3 million and $73.6 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$72,954	$671	$-	$-	$72,954	$671
Obligations of U.S. states and political subdivisions	222,494	2,635	260,374	14,504	482,868	17,139
Corporate debt securities	694,931	6,901	24,564	921	719,495	7,822
Commercial mortgage-backed securities	77,131	1,621	-	-	77,131	1,621
Residential mortgage-backed securities	-	-	-	-	-	-
Debt issued by foreign sovereign governments	376	4	-	-	376	4
Equity securities	58	1	-	-	58	1
Total investment portfolio	$1,067,944	$11,833	$284,938	$15,425	$1,352,882	$27,258

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$258,235	$6,822	$-	$-	$258,235	$6,822
Obligations of U.S. states and political subdivisions	1,160,877	32,415	359,629	21,959	1,520,506	54,374
Corporate debt securities	817,471	9,921	28,630	1,370	846,101	11,291
Residential mortgage-backed securities	-	-	-	-	-	-
Debt issued by foreign sovereign governments	105,724	1,031	-	-	105,724	1,031
Equity securities	2,723	45	-	-	2,723	45
Total investment portfolio	$2,345,030	$50,234	$388,259	$23,329	$2,733,289	$73,563

The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at September 30, 2011 and December 31, 2010, respectively, compared to the interest rates at the time of purchase as well as the discount rate applied in our auction rate securities discounted cash flow model. The securities in an unrealized loss position for 12 months or greater are primarily auction rate securities (“ARS”) backed by student loans. See further discussion of these securities below.

We held $286.0 million in ARS backed by student loans at September 30, 2011. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At September 30, 2011, approximately 87% of our ARS portfolio was rated AAA/Aaa by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At September 30, 2011, our entire ARS portfolio, consisting of 28 investments, was subject to failed auctions; however, from the period when the auctions began to fail through September 30, 2011, $237.4 million in par value of ARS was either sold or called, with the average amount we received being approximately 99% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the first nine months of 2011 we recognized other-than-temporary impairments (“OTTI”) of $0.3 million compared to $6.1 million during the first nine months of 2010.

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI was recognized in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2010.

	Three Months	Nine Months
	Ended	Ended
September 30, 2010
(In thousands)

Beginning balance	$-	$1,021
Addition for the amount related to the credit loss for which an OTTI was not previously recognized	-	-
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	-	-
Reductions for securities sold during the period (realized)	-	(1,021)
Ending balance	$-	$-

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$10,263	$24,503	$37,741	$82,819
Equity securities	12	15	51	72
Other	877	6	855	237

	$11,152	$24,524	$38,647	$83,128

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$12,007	$26,305	$43,952	$98,893
Losses on sales	(602)	(1,781)	(5,052)	(9,713)
Impairment losses	(253)	-	(253)	(6,052)

	$11,152	$24,524	$38,647	$83,128

The net realized gains on investments during the first nine months of 2010 and 2011 were a result of the continued restructuring of the portfolio into shorter duration, taxable securities.  Such sales were made to reduce the proportion of our investment portfolio held in tax-exempt municipal securities and to increase the proportion held in taxable securities principally since the tax benefits of holding tax exempt municipal securities are no longer available based on our recent net operating losses and to shorten the duration of the portfolio to provide liquidity to meet our anticipated claim payment obligations.

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

Assets classified as Level 3 are as follows:

•
Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 7 – “Investments.” Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at September 30, 2011 and December 31, 2010. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions:

o	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
o	Liquidity by December 31, 2012 through December 31, 2014;
o	Continued receipt of contractual interest; and
o	Discount rates ranging from 2.24% to 4.24%, which include a spread for liquidity risk.

•
Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of September 30, 2011 and December 31, 2010:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2011

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$776,254	$776,254	$-	$-
Obligations of U.S. states and political subdivisions	2,999,632	-	2,778,425	221,207
Corporate debt securities	2,293,106	2,476	2,220,340	70,290
Commercial mortgage-backed securities	195,033	-	195,033	-
Residential mortgage-backed securities	49,835	-	49,835	-
Debt securities issued by foreign sovereign governments	141,661	132,382	9,279	-
Total debt securities	6,455,521	911,112	5,252,912	291,497
Equity securities	2,699	2,378	-	321
Total investments	$6,458,220	$913,490	$5,252,912	$291,818

Real estate acquired (1)	$2,324	$-	$-	$2,324

December 31, 2010

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,102,786	$1,102,786	$-	$-
Obligations of U.S. states and political subdivisions	3,580,066	-	3,284,376	295,690
Corporate debt securities	2,564,959	2,563	2,492,343	70,053
Residential mortgage-backed securities	57,100	-	57,100	-
Debt securities issued by foreign sovereign governments	150,327	135,457	14,870	-
Total debt securities	7,455,238	1,240,806	5,848,689	365,743
Equity securities	3,044	2,723	-	321
Total investments	$7,458,282	$1,243,529	$5,848,689	$366,064

Real estate acquired (1)	$6,220	$-	$-	$6,220

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no significant transfers of securities between Level 1 and Level 2 during the first nine months of 2011 or 2010.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at June 30, 2011	$223,402	$70,039	$321	$293,762	$2,828
Total realized/unrealized gains (losses):
Included in earnings and reported as net impairment losses recognized in earnings	-	(200)	-	(200)	-

Included in earnings and reported as losses incurred, net	-	-	-	-	(85)

Included in other comprehensive income	342	451	-	793	-

Purchases	-	-	-	-	1,148
Sales	(2,537)	-	-	(2,537)	(1,567)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2011	$221,207	$70,290	$321	$291,818	$2,324

Amount of total losses included in earnings for the three months ended September 30, 2011 attributable to the change in unrealized losses on assets still held at September 30, 2011	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220
Total realized/unrealized gains (losses):
Included in earnings and reported as net impairment losses recognized in earnings	-	(200)	-	(200)	-

Included in earnings and reported as losses incurred, net	-	-	-	-	(180)

Included in other comprehensive income	(845)	437	-	(408)	-

Purchases	-	-	-	-	3,944
Sales	(73,638)	-	-	(73,638)	(7,660)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2011	$221,207	$70,290	$321	$291,818	$2,324

Amount of total losses included in earnings for the nine months ended September 30, 2011 attributable to the change in unrealized losses on assets still held at September 30, 2011	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at June 30, 2010	$321,050	$94,564	$321	$415,935	$5,671
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment losses, net	-	(1,057)	-	(1,057)	-

Included in earnings and reported as losses incurred, net	-	-	-	-	(701)

Included in other comprehensive income	3,504	2,528	-	6,032	-

Purchases, issuances and settlements	(12,858)	(15,793)	-	(28,651)	1,893
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at September 30, 2010	$311,696	$80,242	$321	$392,259	$6,863

Amount of total losses included in earnings for the three months ended September 30, 2010 attributable to the change in unrealized losses on assets still held at September 30, 2010	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment losses, net	-	(2,455)	-	(2,455)	-

Included in earnings and reported as losses incurred, net	-	-	-	-	(1,635)

Included in other comprehensive income	3,547	2,854	-	6,401	-

Purchases, issuances and settlements	(62,192)	(49,495)	-	(111,687)	4,668
Transfers in and/or out of Level 3	-	-	-	-	-
Balance at September 30, 2010	$311,696	$80,242	$321	$392,259	$6,863

Amount of total losses included in earnings for the nine months ended September 30, 2010 attributable to the change in unrealized losses on assets still held at September 30, 2010	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7. Fair value disclosures related to our debt are included in Note 3.

Note 9 - Comprehensive income

Our total comprehensive income for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010
	(In thousands)

Net loss	$(165,205)	$(51,528)	$(350,598)	$(177,068)
Other comprehensive income	38,416	58,899	67,257	79,073

Total comprehensive (loss) income	$(126,789)	$7,371	$(283,341)	$(97,995)

Other comprehensive income (net of tax):
Change in unrealized gains and losses on investments	$48,437	$47,607	$72,754	$74,931
Unrealized foreign currency translation adjustment	(10,021)	11,292	(5,497)	4,142

Other comprehensive income	$38,416	$58,899	$67,257	$79,073

The tax expense on other comprehensive income was $20.3 million and $31.7 million for the three months ended September 30, 2011 and 2010 respectively. The tax expense on other comprehensive income was $35.6 million and $42.1 million for the nine months ended September 30, 2011 and 2010 respectively.

At September 30, 2011, accumulated other comprehensive income of $89.4 million included $105.3 million of net unrealized gains on investments and $14.9 million of gains related to foreign currency translation adjustment, offset by a $30.8 million loss relating to defined benefit plans. At December 31, 2010, accumulated other comprehensive income of $22.1 million included $32.5 million of net unrealized gains on investments and $20.4 million of gains related to foreign currency translation adjustment, offset by a $30.8 million loss relating to defined benefit plans.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended September 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2011	2010	2011	2010
	(In thousands)

Service cost	$2,229	$2,133	$273	$281
Interest cost	4,025	3,885	338	295
Expected return on plan assets	(4,343)	(3,626)	(824)	(722)
Recognized net actuarial loss	1,002	1,481	157	191
Amortization of prior service cost	165	162	(1,554)	(1,534)

Net periodic benefit cost	$3,078	$4,035	$(1,610)	$(1,489)

	Nine Months Ended September 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2011	2010	2011	2010
	(In thousands)

Service cost	$6,688	$6,399	$818	$844
Interest cost	12,074	11,652	1,013	887
Expected return on plan assets	(13,030)	(10,877)	(2,474)	(2,168)
Recognized net actuarial loss	3,008	4,443	473	573
Amortization of prior service cost	496	487	(4,663)	(4,603)

Net periodic benefit cost	$9,236	$12,104	$(4,833)	$(4,467)

In April 2011 we contributed approximately $10.0 million to our pension plan. In November 2011 we made an additional contribution to the plan of approximately $10.0 million. We currently do not intend to make any further contributions to the plan during 2011.

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

For the nine months ended September 30, 2011 and 2010, our deferred tax valuation allowance was reduced by the change in the deferred tax liability related to $103.9 million and $108.7 million, respectively, of unrealized gains on investments that were recorded in other comprehensive income.   In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)

Tax benefit before changes in valuation allowance	$(74,069)	$(23,930)	$(157,162)	$(88,152)
Change in valuation allowance	47,939	(2,216)	122,654	54,156

Benefit from income taxes	$(26,130)	$(26,146)	$(34,508)	$(33,996)

There was no change in the valuation allowance included in other comprehensive income for the three and nine months ended September 30, 2011 and 2010. The total valuation allowance as of September 30, 2011 and December 31, 2010 was $533.0 million and $410.3 million, respectively.

We have approximately $1,320 million of net operating loss carryforwards on a regular tax basis and $465 million of net operating loss carryforwards for computing the alternative minimum tax as of September 30, 2011. The increase in net operating loss carryforwards from operating losses during 2011 was partially offset by a onetime inclusion of taxable income. The taxable income related to the cancellation of indebtedness triggered by the conclusion of bankruptcy proceedings for C-BASS, a joint venture investment. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2031.

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

The following table provides a reconciliation of beginning and ending loss reserves for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,
	2011	2010
	(In thousands)

Reserve at beginning of year	$5,884,171	$6,704,990
Less reinsurance recoverable	275,290	332,227
Net reserve at beginning of year (1)	5,608,881	6,372,763

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	1,328,906	1,463,509
Prior years (2)	(96,269)	(304,343)
Subtotal (3)	1,232,637	1,159,166

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	37,111	11,437
Prior years	2,218,490	1,675,759
Reinsurance terminations (4)	(38,769)	(35,120)
Subtotal (5)	2,216,832	1,652,076

Net reserve at end of period (6)	4,624,686	5,879,853
Plus reinsurance recoverables	166,874	299,239

Reserve at end of period	$4,791,560	$6,179,092

(1)	At December 31, 2010 and 2009, the estimated reduction in loss reserves related to rescissions approximated $1.3 billion and $2.1 billion, respectively.
(2)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(3)
Rescissions did not have a significant impact on incurred losses in the nine months ended September 30, 2011. Rescissions mitigated our incurred losses by an estimated $0.5 billion in the nine months ended September 30, 2010.

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

(5)
Rescissions mitigated our paid losses by an estimated $0.5 billion in the nine months ended September 30, 2011 and  by an estimated $0.7 billion in the nine months ends September 30, 2010, which excludes amounts that may have been applied to a deductible.

(6)	At September 30, 2011 and 2010, the estimated reduction in loss reserves related to rescissions approximated $0.8 billion and $1.9 billion, respectively.

The “Losses incurred” section of the table above shows losses incurred on defaults that occurred in the current year and in prior years.  The amount of losses incurred relating to defaults that occurred in the current year represents the estimated amount to be ultimately paid on such defaults.  The amount of losses incurred relating to defaults that occurred in prior years represents the actual claim rate and severity associated with those defaults resolved in the current year differing from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the estimated claim rate and estimated severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure.

Current year losses incurred decreased slightly in the first nine months of 2011 compared to the same period in 2010 primarily due to a decrease in the number of new default notices received, net of cures, from 14,882 in the first nine months of 2010 to 11,703 in the first nine months of 2011.

The development of the reserves in the first nine months of 2011 and 2010 is reflected in the “Prior years” line in the table above. The $96 million decrease in losses incurred in the first nine months of 2011 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a decrease in the estimated severity on primary defaults which approximated $105 million as well as a decrease in estimated severity on pool defaults which approximated $50 million. The decrease in losses incurred related to prior years was also related to a decrease in estimated loss adjustment expenses which approximated $121 million.  These decreases were offset by an increase in the estimated claim rate on primary defaults which approximated $180 million. The decrease in the severity was based on the resolution of approximately 49% of the prior year default inventory. The decrease in estimated loss adjustment expense was based on recent historical trends in the costs associated with resolving a claim. The increase in the claim rate was also based on the resolution of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year.

The $304 million decrease in losses incurred in the first nine months of 2010 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a decrease in the claim rate on primary defaults which approximated $355 million. The decrease in the claim rate was based on the resolution of approximately 46% of the prior year default inventory. The decrease in the claim rate was due to greater cures experienced during the first nine months of 2010, a portion of which resulted from loan modifications. The decrease in the claim rate on prior year defaults was offset by an increase in primary severity which approximated $40 million and pool defaults which approximated $60 million. The increase in severity was based on the re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The additional decrease in losses incurred related to prior years of approximately $49 million related to LAE reserves and reinsurance.

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

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at September 30, 2011 and December 31, 2010 and approximated $115 million and $113 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

The decrease in the primary default inventory experienced during the first nine months of 2011 was generally across all markets and all book years. However the percentage of loans in the inventory that have been in default for 12 or more consecutive months has increased, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory

	September 30,		December 31,		September 30,
	2011		2010		2010

Consecutive months in default
3 months or less	33,167	18%	37,640	18%	39,516	18%
4 - 11 months	45,110	25%	58,701	27%	60,472	27%
12 months or more	102,617	57%	118,383	55%	123,385	55%

Total primary default inventory	180,894	100%	214,724	100%	223,373	100%

Primary claims received inventory included in ending default inventory	13,799	8%	20,898	10%	21,306	10%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	September 30,		December 31,		September 30,
	2011		2010		2010

3 payments or less	43,312	24%	51,003	24%	52,056	23%
4 - 11 payments	47,929	26%	65,797	31%	70,681	32%
12 payments or more	89,653	50%	97,924	45%	100,636	45%

Total primary default inventory	180,894	100%	214,724	100%	223,373	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in the first three quarters of 2011, rescissions mitigated our paid losses by approximately $0.5 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 18% to 21% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that the percentage of claims that will be resolved through rescissions will continue to decline.

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

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In billions)

Estimated rescission reduction - beginning reserve	$0.9	$2.3	$1.3	$2.1

Estimated rescission reduction - losses incurred	-	(0.1)	-	0.5

Rescission reduction - paid claims	0.1	0.3	0.5	0.9
Amounts that may have been applied to a deductible	-	-	-	(0.2)
Net rescission reduction - paid claims	0.1	0.3	0.5	0.7

Estimated rescission reduction - ending reserve	$0.8	$1.9	$0.8	$1.9

The decrease in the estimated rescission reduction to losses incurred in the first nine months of 2011 compared to the same period in 2010 is due to a decline in the expected rescission rate for loans in our default inventory, compared to an increasing expected rescission rate in the first nine months of 2010.

At September 30, 2011, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2011 and December 31, 2010 the estimate of this liability totaled $70 million and $101 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For nearly all of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended.  We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing.  Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.  Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.  Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide.  For more information about these legal proceedings, see Note 5 – “Litigation and contingencies.”

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may, subject to GSE approval, enter into additional settlement agreements with other lenders in the future.  In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements.  In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lenders their objections to material rescissions and have reached settlement terms with several of our significant lender customers. Any definitive agreement with these customers would be subject to GSE approval. There can be no assurances that the GSEs will approve any settlement agreements and we are not aware that they have approved any settlement agreements after April 2011.

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

A rollforward of our primary default inventory for the three and nine months ended September 30, 2011 and 2010 appears in the table below. The information concerning new default notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report and by transfers of servicing between loan servicers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Default inventory at beginning of period	184,452	228,455	214,724	250,440
Plus: New Notices	44,342	53,134	127,509	154,708
Less: Cures	(34,335)	(43,326)	(115,806)	(139,826)
Less: Paids (including those charged to a deductible or captive)	(12,033)	(11,722)	(39,052)	(31,569)
Less: Rescissions and denials	(1,532)	(3,168)	(6,481)	(10,380)
Default inventory at end of period	180,894	223,373	180,894	223,373

Pool insurance notice inventory decreased from 43,329 at December 31, 2010 to 33,792 at September 30, 2011. The pool insurance notice inventory was 43,168 at September 30, 2010.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at September 30, 2011, December 31, 2010 and September 30, 2010 appear in the table below.

	September 30,	December 31,	September 30,
	2011	2010	2010
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(1,039)	$(1,254)	$(1,312)

Established loss reserves	892	1,075	1,152

Net deficiency	$(147)	$(179)	$(160)

The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2011 was $12 million and $32 million, respectively as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the third quarter of 2011 is primarily related to higher estimated ultimate losses. The net change in assumptions for the first nine months of 2011 is primarily related to higher estimated ultimate premiums and lower estimated ultimate losses.

	Three Months Ended		Nine Months Ended
	September 30, 2011
	(In millions)

Premium Deficiency Reserve at beginning of period		$(159)		$(179)

Paid claims and loss adjustment expenses	$85		$257
Decrease in loss reserves	(8)		(182)
Premium earned	(30)		(91)
Effects of present valuing on future premiums, losses and expenses	(6)		(15)
Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		41		(31)
Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		(29)		63

Premium Deficiency Reserve at end of period		$(147)		$(147)

(1) A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of prior premium deficiency reserves.

Note 14 – Shareholders’ equity

Under our Shareholder Rights Agreement (the “Agreement”) each outstanding share of our Common Stock is accompanied by one Right. The Distribution Date occurs on the earlier of ten days after a public announcement that a person has become an Acquiring Person, or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in a person becoming an Acquiring Person. An Acquiring Person is any person that becomes, by itself or together with its affiliates and associates, a beneficial owner of 5% or more of the shares of our Common Stock then outstanding, but excludes, among others, certain exempt and grandfathered persons as defined in the Agreement. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-half of one share of our Common Stock at a Purchase Price of $25 per full share (equivalent to $12.50 for each one-half share), subject to adjustment. Each exercisable Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of our shares of Common Stock (or if after the Shares Acquisition Date, we are acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on August 17, 2012, or earlier as described in the Agreement. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

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

•
Whether we will prevail in legal proceedings challenging whether our rescissions were proper. For additional information about this challenge and other potentially significant challenges that we face, see “Rescissions” below as well as our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.” An adverse outcome in these matters would negatively impact our capital position. See discussion of this challenge under “Capital” below.

•
Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. A definition of “qualified residential mortgages” (“QRM”) that significantly impacts the volume of low down payment mortgages available to be insured or a possible restructuring or change in the charters of the GSEs could significantly affect our business. This challenge is discussed under “Qualified Residential Mortgages” and “GSE Reform” below.

Capital

Insurance regulators

The insurance laws or regulations of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” Although we currently meet the Capital Requirements of the jurisdictions in which we write business, in 2009, we requested and received from the Office of the Commissioner of Insurance for Wisconsin (“OCI”) and insurance departments in certain other jurisdictions, waivers from their Capital Requirements in order to prepare for the possibility that we would not meet those requirements in the future.  We also funded MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, and obtained the required state and GSE approvals for MIC to write new business in jurisdictions where MGIC no longer met, or was not able to obtain a waiver of, the Capital Requirements. The GSEs have only approved MIC for use in certain states. The OCI or other insurance departments may modify or terminate MGIC’s existing waivers or fail to renew them when they expire. For additional information see our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

The National Association of Insurance Commissioners (“NAIC”) adopted a new Statement of Statutory Accounting Principles (“SSAP No. 101”) that will change, among other things, the statutory accounting rules for admitting deferred tax assets. These changes were introduced by the NAIC, and approved by various task forces and committees of the NAIC, in the third quarter of 2011. Under SSAP No. 101, effective January 1, 2012, as a mortgage insurer approaches the Capital Requirement limits, the benefit allowed for deferred tax assets will be eliminated. Such elimination would negatively impact our statutory capital for purposes of calculating compliance with the Capital Requirements. At September 30, 2011, our statutory deferred tax assets were $133 million. For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could result in material non-compliance with Capital Requirements, see our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” and “We have reported net losses for the last four years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.”

GSEs

           The GSEs have approved us as an eligible mortgage insurer, under remediation plans, even though our insurer financial strength (IFS) rating is below the published GSE minimum.  The GSEs may change the requirements under our remediation plans or fail to renew, when they expire, their approvals of MIC as an eligible insurer during periods when MGIC does not meet insurance department requirements.  These possibilities could result from changes imposed on the GSEs by their regulator or due to an actual or GSE-projected deterioration in our capital position. For additional information about this challenge see our risk factors titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”, “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” and “We have reported losses for the last four years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.”

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in the first three quarters of 2011, rescissions mitigated our paid losses by approximately $0.5 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 18% to 21% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that the percentage of claims that will be resolved through rescissions will continue to decline.

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

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In billions)

Estimated rescission reduction - beginning reserve	$0.9	$2.3	$1.3	$2.1

Estimated rescission reduction - losses incurred	-	(0.1)	-	0.5

Rescission reduction - paid claims	0.1	0.3	0.5	0.9
Amounts that may have been applied to a deductible	-	-	-	(0.2)
Net rescission reduction - paid claims	0.1	0.3	0.5	0.7

Estimated rescission reduction - ending reserve	$0.8	$1.9	$0.8	$1.9

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For nearly all of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended.  We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing.  Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.  Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.  Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide.  For more information about these legal proceedings, see Note 5 – “Litigation and contingencies” to our consolidated financial statements.

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may, subject to GSE approval, enter into additional settlement agreements with other lenders in the future.  In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements.  In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lenders their objections to material rescissions and have reached settlement terms with several of our significant lender customers. Any definitive agreement with these customers would be subject to GSE approval. There can be no assurances that the GSEs will approve any settlement agreements and we are not aware that they have approved any settlement agreements after April 2011.

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

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. The following table shows the percentage of our new risk written by LTV for the first nine months of 2011 and for the year ended December 31, 2010.

	Percentage of new risk written
	YTD	Full Year
	September 30, 2011	2010
LTV:
80% and under	0%	0%
80.1% - 85%	6%	7%
85.1 - 90%	42%	48%
90.1 - 95%	50%	44%
95.1 - 97%	2%	1%
> 97%	0%	0%

The regulators requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with 90% LTVs, higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 21% of our new risk written in 2011 was on loans that would have met the alternative QRM definition.

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

GSE Reform

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released on February 11, 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market. Members of the House of Representatives and the Senate have since introduced several bills intended to scale back the GSEs.  The bills include proposals to abolish the GSEs’ affordable housing goals, reduce the conforming loan limits (below the “permanent” loan limits in effect after the September 30, 2011 expiration of the temporary high cost area loan limits), increase guarantee fees and set annual limits on the size of each GSE’s retained portfolio.  As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business.  In addition, the timing of the impact on our business is uncertain.  Any changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage.  Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2011, nearly all of our volume has been on loans with GSE standard coverage.  We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects. Pricing changes that we implemented in 2010 may eliminate a lender’s incentive to use GSE charter coverage in place of standard coverage.

Both of the GSEs have guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s is B1, with the rating currently under review, and from Standard & Poor’s is B+, with a negative outlook.) For information about how these guidelines could affect us, see “Capital – GSEs” below and our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010 and the first three quarters of 2011, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion and $1.4 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be.  For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments.  Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred.  Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 13,900 loans in our primary delinquent inventory at September 30, 2011 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled.  Through September 30, 2011 approximately 34,400 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time.

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

In 2009, the GSEs began offering the Home Affordable Refinance Program (HARP).  HARP allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow the HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written   To incent lenders to allow more current borrowers to refinance their loans, in October 2011, the GSEs and their regulator, FHFA, announced an expansion of HARP. The expansion includes, among other changes, releasing certain representations in certain circumstances benefitting the GSEs.  We have agreed to allow these additional HARP refinances, including releasing the insured in certain circumstances from certain rescission rights we would have under our policy. While an expansion of HARP may result in fewer delinquent loans and claims, our ability to rescind coverage will be limited in certain circumstances. We are unable to predict what net impact these changes may have on our incurred or paid losses.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at September 30, 2011 is comprised of $245 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below. At September 30, 2011, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $336.7 million, with the unamortized discount reflected in equity.

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

Summary of 2011 Third Quarter Results

Our results of operations for the third quarter of 2011 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the third quarter of 2011 decreased when compared to the same period in 2010.  The decrease was due to our lower average insurance in force, offset by lower levels of premium refunds related to rescissions and the continued decline of premiums ceded to captives.

•	Investment income

Investment income in the third quarter of 2011 was lower when compared to the same period in 2010 due to a decrease in our average invested assets as we continue to meet our claim obligations.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the third quarter of 2011 included $11.4 million in net realized gains on the sale of fixed income investments, compared to $24.5 million in net gains on sales during the third quarter of 2010. The third quarter of 2011 included other-than-temporary impairment losses of $0.3 million.

•	Losses incurred

Losses incurred for the third quarter of 2011 increased compared to the same period in 2010 primarily due to a slight increase in the claim rate on previously received defaults and the net increase in new default notices. The estimated claim rate increased slightly in the third quarter of 2011, compared to remaining relatively flat in the third quarter of 2010. The estimated severity remained relatively flat in the third quarter of 2011 compared to decreasing in the third quarter of 2010.

•	Change in premium deficiency reserve

During the third quarter of 2011 the premium deficiency reserve on Wall Street bulk transactions declined by $12 million from $159 million, as of June 30, 2011, to $147 million as of September 30, 2011.  The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for the third quarter of 2011 is primarily related to higher estimated ultimate losses. The $147 million premium deficiency reserve as of September 30, 2011 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for the third quarter of 2011 decreased when compared to the same period in 2010. The decrease reflects our reductions in headcount as well as our lower contract underwriting volume.

•	Interest expense

Interest expense for the third quarter of 2011 decreased when compared to the same period in 2010. The decrease is primarily due to the repurchase of $55 million in par value of the November 2015 Senior Notes in the second quarter of 2011.

•	Benefit from income taxes

We had a benefit from income taxes of ($26.1) million in both the third quarter of 2011 and the third quarter of 2010. During the third quarter of 2011, the benefit from income taxes was reduced by $47.9 million due to an increase in the amount of a valuation allowance. During the third quarter of 2010, the benefit from income taxes was increased by $2.2 million due to a decrease in the amount of the valuation allowance.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Total Primary NIW (In billions)	$3.9	$3.5	$10.0	$8.0

Refinance volume as a % of primary NIW	20%	31%	24%	24%

The increase in new insurance written in the third quarter and first nine months of 2011, compared to the same periods in 2010, was partially due to a modest increase in the private mortgage insurance industry market share. The absolute levels of new insurance written continue to remain low due to lower home sales, the continued strong but diminishing market share of FHA and the fees the GSEs impose on borrowers. During the third quarter, two of our competitors stopped writing new business and, based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. This business is being actively pursued by us and our other competitors. We are currently writing more business than we did in the first half of the year, which could be the result of an increase in market share or reflective of the market in general. Since two of our competitors do not report their new insurance written publicly it is difficult to calculate an accurate market share. Also, we believe that some of our competitors are being more aggressive with premium rates and underwriting guidelines. For more information regarding these competitors see our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

The FHA substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers.   However, the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), may allow us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, what impact these premium changes will have on new insurance written in the future due to, among other factors, potential increases in guarantee fees charged by the GSEs and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

We continue to expect new insurance written in 2011 to increase modestly over the $12 billion written in 2010. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together these exceptions accounted for fewer than 5% of the loans we insured in the second half of 2010 and fewer than 6% of the loans we insured in the first nine months of 2011. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guideline. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In billions)

NIW	$3.9	$3.5	$10.0	$8.0
Cancellations	(7.3)	(9.0)	(22.3)	(23.3)

Change in primary insurance in force	$(3.4)	$(5.5)	$(12.3)	$(15.3)

Direct primary insurance in force
as of September 30,	$179.0	$196.9

Direct primary risk in force
as of September 30,	$46.0	$50.4

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

Our persistency rate was 83.7% at September 30, 2011 compared to 84.4% at December 31, 2010 and 85.7% at September 30, 2010. These persistency rates reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of September 30, 2011, included approximately 80,800 loans with insurance in force of approximately $12.8 billion and risk in force of approximately $3.8 billion, which is approximately 65% of our bulk risk in force.

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

Our direct pool risk in force was $2.0 billion ($0.8 billion on pool policies with aggregate loss limits and $1.2 billion on pool policies without aggregate loss limits) at September 30, 2011 compared to $2.7 billion ($1.2 billion on pool policies with aggregate loss limits and $1.5 billion on pool policies without aggregate loss limits) at December 31, 2010.

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under certain pool insurance policies insuring Freddie Mac that share a single aggregate loss limit.  The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation than under our interpretation.  We account for losses under our interpretation although it is reasonably possible that were the matter to be decided by a third party our interpretation would not prevail.  The differing interpretations had no effect on our results until the second quarter of 2011.  For the second and third quarters of 2011, our incurred losses would have been $126 million higher in the aggregate had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted at each quarter end.  See our risk factor titled, “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters. We are discussing the disagreement with Freddie Mac in an effort to resolve it.

Net premiums written and earned

Net premiums written and earned during the third quarter and first nine months of 2011 decreased when compared to the same periods in 2010.  The decrease was due to our lower average insurance in force, offset by lower levels of premium refunds related to rescissions and the continued decline of premiums ceded to captives.

We expect our average insurance in force to continue to decline in the fourth quarter of 2011 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) for the fourth quarter of 2011 to continue at approximately the level experienced during the first nine months of 2011.

Risk sharing arrangements

For the quarter ended September 30, 2011, approximately 5% of our flow new insurance written was subject to arrangements with captives which was comparable to the year ended December 31, 2010. We expect the percentage of new insurance written subject to risk sharing arrangements to continue to approximate 5% in the fourth quarter of 2011 for the reasons discussed below.

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

We anticipate that our ceded premiums related to risk sharing agreements will continue to decline in the fourth quarter of 2011 for the reasons discussed above.

See discussion under “-Losses—Losses incurred” regarding losses assumed by captives.

Investment income

Investment income in the third quarter and first nine months of 2011 was lower when compared to the same periods in 2010 due to a decrease in our average invested assets as we continue to meet our claim obligations. The average maturity of our investments has continued to decrease, as discussed under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.7% at September 30, 2011 and 2.4% at September 30, 2010.  The portfolio’s average pre-tax investment yield, excluding cash and cash equivalents, was 3.0% at September 30, 2011 and 3.2% at September 30, 2010.

We continue to expect a decline in investment income in the fourth quarter of 2011, compared to the same period in 2010, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Realized gains and other-than-temporary impairments

Net realized gains for the third quarter and first nine months of 2011 included $11.4 million and $38.9 million, respectively, in net realized gains on the sale of fixed income investments, offset by $0.3 million in OTTI losses in each case. Net realized gains for the third quarter of 2010 included $24.5 million in net realized gains on the sale of fixed income investments and net realized gains for the nine months ended September 30, 2010 included $89.2 million in net realized gains on the sale of fixed income investments, offset by $6.1 million in OTTI losses.

Other revenue

     Other revenue for the third quarter of 2011 decreased, when compared to the third quarter of 2010, due to a decrease in contract underwriting revenue. Other revenue for the first nine months of 2011 increased, when compared to the same period in 2010, due to a $3.2 million gain recognized in the second quarter of 2011 on the repurchase of $55 million in par value of our 5.375% Senior Notes due in November 2015, offset by a decrease in contract underwriting revenue.

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

In addition, our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates could materially affect our losses. See our risk factor titled “Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper.”

Our estimates could also be positively affected by efforts to assist current borrowers in refinancing to new loans, assisting delinquent borrowers in reducing their mortgage payments, and forestalling foreclosures.  If these benefits occur, we anticipate they will do so under non-HAMP programs. See discussion of HAMP under “Overview – Loan Modification and Other Similar Programs.”

Losses incurred

Losses incurred for the third quarter of 2011 increased compared to the same period in 2010 primarily due to a slight increase in the claim rate and the net increase in new defaults. The estimated claim rate increased slightly in the third quarter of 2011 compared to remaining flat in the third quarter of 2010. The estimated severity remained flat in the third quarter of 2011 compared to a decrease in the third quarter of 2010.

In the first nine months of 2011, net losses incurred were $1.2 billion, which represented $1.3 billion related to current year loss development offset by $0.1 billion related to favorable prior years’ loss development. In the first nine months of 2010, net losses incurred were $1.2 billion, which represented $1.5 billion related to current year loss development offset by $0.3 billion related to favorable prior years’ loss development. See Note 12 – “Loss Reserves” to our consolidated financial statements.

Current year losses incurred decreased slightly in the first nine months of 2011 compared to the same period in 2010 primarily due to a decrease in the number of new default notices received, net of cures, from 14,882 in the first nine months of 2010 to 11,703 in the first nine months of 2011.

The amount of losses incurred relating to defaults that occurred in prior years represents the actual claim rate and severity associated with those defaults resolved in the current period to the extent it differs from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the claim rate and severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure. The $96 million decrease in losses incurred in the first nine months of 2011 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a decrease in the estimated severity on primary defaults which approximated $105 million as well as a decrease in estimated severity on pool defaults which approximated $50 million. The decrease in losses incurred related to prior years was also related to a decrease in estimated loss adjustment expenses which approximated $121 million.  These decreases were offset by an increase in the estimated claim rate on primary defaults which approximated $180 million. The decrease in the severity was based on the resolution of approximately 49% of the prior year default inventory. The decrease in estimated loss adjustment expense was based on recent historical trends in the costs associated with resolving a claim. The increase in the claim rate was also based on the resolution of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year.

The $304 million decrease in losses incurred in the first nine months of 2010 was related to defaults that occurred in prior periods. This decrease in losses incurred primarily related to a decrease in the claim rate on primary defaults which approximated $355 million. The decrease in the claim rate was based on the resolution of approximately 46% of the prior year default inventory. The decrease in the claim rate was due to greater cures experienced during the first nine months of 2010, a portion of which resulted from loan modifications. The decrease in the claim rate on prior year defaults was offset by an increase in primary severity which approximated $40 million and pool defaults which approximated $60 million. The increase in severity was based on the re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The additional decrease in losses incurred related to prior years of approximately $49 million related to LAE reserves and reinsurance.

The decrease in the primary default inventory experienced during the first nine months of 2011 was generally across all markets and all book years. However the percentage of loans in the inventory that have been in default for 12 or more consecutive months has increased, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory

	September 30,		December 31,		September 30,
	2011		2010		2010

Consecutive months in default
3 months or less	33,167	18%	37,640	18%	39,516	18%
4 - 11 months	45,110	25%	58,701	27%	60,472	27%
12 months or more	102,617	57%	118,383	55%	123,385	55%

Total primary default inventory	180,894	100%	214,724	100%	223,373	100%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	September 30,		December 31,		September 30,
	2011		2010		2010

3 payments or less	43,312	24%	51,003	24%	52,056	23%
4 - 11 payments	47,929	26%	65,797	31%	70,681	32%
12 payments or more	89,653	50%	97,924	45%	100,636	45%

Total primary default inventory	180,894	100%	214,724	100%	223,373	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in the first three quarters of 2011, rescissions mitigated our paid losses by approximately $0.5 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 18% to 21% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. While we have a substantial pipeline of claims investigations that we expect will eventually result in future rescissions, we expect that the percentage of claims that will be resolved through rescissions will continue to decline.

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

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In billions)

Estimated rescission reduction - beginning reserve	$0.9	$2.3	$1.3	$2.1

Estimated rescission reduction - losses incurred	-	(0.1)	-	0.5

Rescission reduction - paid claims	0.1	0.3	0.5	0.9
Amounts that may have been applied to a deductible	-	-	-	(0.2)
Net rescission reduction - paid claims	0.1	0.3	0.5	0.7

Estimated rescission reduction - ending reserve	$0.8	$1.9	$0.8	$1.9

The decrease in the estimated rescission reduction to losses incurred in the first nine months of 2011 compared to the same period in 2010 is due to a decline in the expected rescission rate for loans in our default inventory, compared to an increasing expected rescission rate in the first nine months of 2010.

At September 30, 2011, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2011 and December 31, 2010 the estimate of this liability totaled $70 million and $101 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For nearly all of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended.  We consider a rescission resolved for reporting purposes even though legal proceedings have been initiated and are ongoing.  Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.  Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated.  Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide.  For more information about these legal proceedings, see Note 5 – “Litigation and contingencies” to our consolidated financial statements.

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices and we may, subject to GSE approval, enter into additional settlement agreements with other lenders in the future.  In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements.  In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lenders their objections to material rescissions and have reached settlement terms with several of our significant lender customers. Any definitive agreement with these customers would be subject to GSE approval. There can be no assurances that the GSEs will approve any settlement agreements and we are not aware that they have approved any settlement agreements after April 2011.

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

As of September 30, 2011
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q4 2009	23.8%	100.0%
Q1 2010	21.0%	99.9%
Q2 2010	20.0%	99.9%
Q3 2010	18.8%	99.6%
Q4 2010	16.6%	98.0%
Q1 2011	11.7%	93.1%

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

We anticipate that the ever-to-date rescission rate on the more recent quarters will increase as the ever-to-date resolution percentage moves closer to 100%.

As discussed under “–Risk sharing arrangements,” approximately 5% of our flow new insurance written is subject to reinsurance arrangements with lender captives. Captive agreements are written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $150 million at September 30, 2011 which was supported by $367 million of trust assets, while at December 31, 2010 the reinsurance recoverable on loss reserves related to captives was $248 million which was supported by $484 million of trust assets. As of September 30, 2011 and December 31, 2010 there was an additional $25 million and $26 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. For additional discussion regarding our captive arrangements see “Losses—Losses incurred” in our 10-K MD&A.

In the third quarter and first nine months of 2011 the captive arrangements reduced our losses incurred by approximately $19 million and $48 million, respectively, compared to a $44 million and $91 million, respectively, in the third quarter and first nine months of 2010.  We anticipate that the reduction in losses incurred will continue to be lower in the fourth quarter of 2011, as some of our captive arrangements were terminated in 2010.

A rollforward of our primary default inventory for the three and nine months ended September 30, 2011 and 2010 appears in the table below. The information concerning new default notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report and by transfers of servicing between loan servicers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Default inventory at beginning of period	184,452	228,455	214,724	250,440
Plus: New Notices	44,342	53,134	127,509	154,708
Less: Cures	(34,335)	(43,326)	(115,806)	(139,826)
Less: Paids (including those charged to a deductible or captive)	(12,033)	(11,722)	(39,052)	(31,569)
Less: Rescissions and denials	(1,532)	(3,168)	(6,481)	(10,380)
Default inventory at end of period	180,894	223,373	180,894	223,373

Information about the composition of the primary default inventory at September 30, 2011, December 31, 2010 and September 30, 2010 appears in the table below.

	September 30,	December 31,	September 30,
	2011	2010	2010

Total loans delinquent (1)	180,894	214,724	223,373
Percentage of loans delinquent (default rate)	15.85%	17.48%	17.67%

Prime loans delinquent (2)	114,828	134,787	139,270
Percentage of prime loans delinquent (default rate)	11.91%	13.11%	13.19%

A-minus loans delinquent (2)	26,600	31,566	32,843
Percent of A-minus loans delinquent (default rate)	34.30%	36.69%	36.73%

Subprime credit loans delinquent (2)	9,562	11,132	11,465
Percentage of subprime credit loans delinquent (default rate)	42.97%	45.66%	45.59%

Reduced documentation loans delinquent (3)	29,904	37,239	39,795
Percentage of reduced documentation loans delinquent (default rate)	38.52%	41.66%	42.49%

General Notes: (a) For the information presented, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.” A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 10,121 defaults with a risk of $525.7 million as of September 30, 2011.
(1) At September 30, 2011, December 31, 2010 and September 30, 2010 31,085, 36,066 and 37,420 loans in the default inventory, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at September 30, 2011, December 31, 2010 and September 30, 2010 appear in the table below.

Gross Reserves	September 30,	December 31,	September 30,
	2011	2010	2010

Primary:
Direct loss reserves (in millions)	$4,403	$5,146	$5,460
Ending default inventory	180,894	214,724	223,373
Average direct reserve per default	$24,342	$23,966	$24,444

Primary claims received inventory included in ending default inventory	13,799	20,898	21,306

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$359	$700	$684
Without aggregate loss limits	20	30	28
Total pool direct loss reserves	$379	$730	$712

Ending default inventory:
With aggregate loss limits (2)	32,357	41,786	41,650
Without aggregate loss limits	1,435	1,543	1,518
Total pool ending default inventory	33,792	43,329	43,168

Pool claims received inventory included in ending default inventory	1,345	2,510	2,196

Other gross reserves (in millions)	$10	$8	$7

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See “Pool insurance” above for a discussion of our interpretation of the appropriate aggregate loss on a pool policy we have with Freddie Mac. At September 30, 2011 our loss reserves under this policy have been limited under our interpretation of the aggregate. The default inventory includes all items in default under this policy.

The primary default inventory and primary loss reserves by region at September 30, 2011, December 31, 2010 and September 30, 2010 appears in the table below.

Losses by Region

Primary Default Inventory
	September 30,	December 31,	September 30,
Region	2011	2010	2010
Great Lakes	22,689	27,663	28,820
Mid-Atlantic	8,263	9,660	10,143
New England	7,012	7,702	8,067
North Central	21,177	24,192	25,170
Northeast	18,140	19,056	19,146
Pacific	19,874	25,438	27,251
Plains	5,879	7,045	7,273
South Central	22,014	28,984	30,530
Southeast	55,846	64,984	66,973
Total	180,894	214,724	223,373

Primary Loss Reserves
(In millions)
	September 30,	December 31,	September 30,
Region	2011	2010	2010
Great Lakes	$361	$426	$455
Mid-Atlantic	200	231	242
New England	158	174	188
North Central	437	495	493
Northeast	359	374	387
Pacific	789	886	900
Plains	89	107	108
South Central	461	555	577
Southeast	1,231	1,395	1,488
Total before IBNR and LAE	$4,085	$4,643	$4,838
IBNR and LAE	318	503	622
Total	$4,403	$5,146	$5,460

Regions contain the states as follows:
Great Lakes: IN, KY, MI, OH
Mid-Atlantic: DC, DE, MD, VA, WV
New England: CT, MA, ME, NH, RI, VT
North Central: IL, MN, MO, WI
Northeast: NJ, NY, PA
Pacific: CA, HI, NV, OR, WA
Plains: IA, ID, KS, MT, ND, NE, SD, WY
South Central: AK, AZ, CO, LA, NM, OK, TX, UT
Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at September 30, 2011, December 31, 2010 and September 30, 2010 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	September 30,	December 31,	September 30,
	2011	2010	2010
Flow	$2,908	$3,329	$3,454
Bulk	1,177	1,314	1,384
Total primary reserves	$4,085	$4,643	$4,838

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2011 paid claims) for the three and nine months ended September 30, 2011 and 2010 appears in the table below.

Primary average claim paid
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
California	$84,907	$83,428	$83,862	$89,604
Florida	60,759	59,308	59,319	62,665
Arizona	54,902	56,540	54,893	59,357
Michigan	36,044	34,574	35,276	35,530
Nevada	68,195	67,319	66,508	71,658
All other states	44,360	42,596	43,690	43,991

All states	$50,879	$48,843	$49,503	$50,720

The primary average loan size of our insurance in force at September 30, 2011, December 31, 2010 and September 30, 2010 appears in the table below.

Primary average loan size	September 30,	December 31,	September 30,
	2011	2010	2010
Total insurance in force	$156,790	$155,700	$155,780
Prime (FICO 620 & >)	156,550	155,050	154,900
A-Minus (FICO 575-619)	130,600	130,360	131,210
Subprime (FICO < 575)	120,730	117,410	117,730
Reduced doc (All FICOs)	196,260	198,000	199,360

The primary average loan size of our insurance in force at September 30, 2011, December 31, 2010 and September 30, 2010 for the top 5 states (based on 2011 paid claims) appears in the table below.

Primary average loan size	September 30,	December 31,	September 30,
	2011	2010	2010
California	$283,615	$283,459	$284,794
Florida	174,060	174,203	175,362
Arizona	183,056	184,508	185,717
Michigan	121,608	121,282	121,301
Nevada	211,782	214,726	216,466
All other states	149,932	148,379	155,344

Information about net paid claims during the three and nine months ended September 30, 2011 and 2010 appears in the table below.

Net paid claims (In millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Prime (FICO 620 & >)	$419	$368	$1,342	$995
A-Minus (FICO 575-619)	68	63	221	195
Subprime (FICO < 575)	17	19	56	60
Reduced doc (All FICOs)	108	121	316	344
Pool	144	49	386	127
Other	1	1	3	3
Direct losses paid	757	621	2,324	1,724
Reinsurance	(20)	(51)	(112)	(90)
Net losses paid	737	570	2,212	1,634
LAE	14	18	44	53
Net losses and LAE paid before terminations	751	588	2,256	1,687
Reinsurance terminations	(36)	(35)	(39)	(35)
Net losses and LAE paid	$715	$553	$2,217	$1,652

Primary claims paid for the top 15 states (based on 2011 paid claims) and all other states for the three and nine months ended September 30, 2011 and 2010 appears in the table below.

Primary paid claims by state (In millions)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

California	$84	$70	$260	$208
Florida	75	100	233	244
Arizona	55	40	154	115
Michigan	29	34	107	97
Nevada	41	24	103	67
Georgia	29	27	98	69
Texas	24	21	85	64
Illinois	20	26	74	69
Ohio	16	17	59	50
Washington	18	9	53	29
Minnesota	17	14	51	41
Virginia	16	14	50	43
Colorado	14	9	40	27
Maryland	9	13	40	37
Wisconsin	12	8	34	26
All other states	153	145	494	408
	$612	$571	$1,935	$1,594
Other (Pool, LAE, Reinsurance)	103	(18)	282	58
	$715	$553	$2,217	$1,652

Beginning in 2008, the rate at which claims are received and paid slowed for a combination of reasons, including foreclosure moratoriums, servicing delays, court delays, loan modifications and our claims investigations. Although these factors continue to affect our paid claims, we believe paid claims, on a quarterly basis, peaked in the second quarter of 2011 and that the overall level of total paid claims will continue to decline, assuming recent foreclosure patterns continue.

The primary default inventory for the top 15 states (based on 2011 paid claims) at September 30, 2011, December 31, 2010 and September 30, 2010 appears in the table below.

Primary default inventory by state
	September 30,	December 31,	September 30,
	2011	2010	2010
California	10,496	14,070	15,353
Florida	28,329	32,788	34,359
Arizona	4,361	6,781	7,261
Michigan	7,779	10,278	10,908
Nevada	3,380	4,729	5,128
Georgia	7,220	9,117	9,804
Texas	9,039	11,602	12,048
Illinois	11,464	12,548	12,841
Ohio	8,300	9,850	10,087
Washington	3,542	3,888	3,894
Minnesota	2,899	3,672	3,937
Virginia	2,828	3,627	3,821
Colorado	2,202	2,917	3,137
Maryland	3,850	4,264	4,489
Wisconsin	4,033	4,519	4,705
All other states	71,172	80,074	81,601
	180,894	214,724	223,373

The primary default inventory at September 30, 2011, December 31, 2010 and September 30, 2010 separated between our flow and bulk business appears in the table below.

Primary default inventory
	September 30,	December 31,	September 30,
	2011	2010	2010
Flow	137,084	162,621	169,259
Bulk	43,810	52,103	54,114
	180,894	214,724	223,373

The flow default inventory by policy year at September 30, 2011, December 31, 2010 and September 30, 2010 appears in the table below.

Flow default inventory by policy year

	September 30,	December 31,	September 30,
Policy year:	2011	2010	2010
2002 and prior	12,412	14,914	15,503
2003	7,513	9,069	9,376
2004	10,218	12,077	12,407
2005	15,916	18,789	19,350
2006	23,713	28,284	29,453
2007	52,140	62,855	66,244
2008	14,318	16,059	16,498
2009	721	546	415
2010	121	28	13
2011	12	-	-
	137,084	162,621	169,259

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at September 30, 2011 and December 31, 2010 and approximated $115 million and $113 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

As of September 30, 2011, 61% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

During the third quarter of 2011, the premium deficiency reserve on Wall Street bulk transactions declined by $12 million from $159 million, as of June 30, 2011, to $147 million as of September 30, 2011. During the first nine months of 2011 the premium deficiency reserve on Wall Street bulk transactions declined by $32 million from $179 million at December 31, 2010.  The $147 million premium deficiency reserve as of September 30, 2011 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at September 30, 2011 was 2.7%.  During the third quarter of 2010, the premium deficiency reserve on Wall Street bulk transactions declined by $9 million from $169 million, as of June 30, 2010, to $160 million as of September 30, 2010. During the first nine months of 2010 the premium deficiency reserve on Wall Street bulk transactions declined by $33 million from $193 million at December 31, 2009.

The components of the premium deficiency reserve at September 30, 2011, December 31, 2010 and September 30, 2010 appear in the table below.

	September 30,	December 31,	September 30,
	2011	2010	2010
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(1,039)	$(1,254)	$(1,312)

Established loss reserves	892	1,075	1,152

Net deficiency	$(147)	$(179)	$(160)

The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2011 was $12 million and $32 million, respectively as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the third quarter of 2011 is primarily related to higher estimated ultimate losses. The net change in assumptions for the first nine months of 2011 is primarily related to higher estimated ultimate premiums and lower estimated ultimate losses.

	Three Months Ended		Nine Months Ended
	September 30, 2011
	(In millions)

Premium Deficiency Reserve at beginning of period		$(159)		$(179)

Paid claims and loss adjustment expenses	$85		$257
Decrease in loss reserves	(8)		(182)
Premium earned	(30)		(91)
Effects of present valuing on future premiums, losses and expenses	(6)		(15)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		41		(31)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		(29)		63

Premium Deficiency Reserve at end of period		$(147)		$(147)

(1) A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of prior premium deficiency reserves.

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of September 30, 2011, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

Underwriting and other expenses

 Underwriting and other expenses for the third quarter and first nine months of 2011 decreased compared to the same periods in 2010. The decrease reflects our reductions in headcount as well as our lower contract underwriting volume.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Loss ratio	168.2%	129.7%	145.3%	132.1%
Expense ratio	16.4%	16.6%	16.3%	16.6%
Combined ratio	184.6%	146.3%	161.6%	148.7%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in the third quarter and first nine months of 2011, compared to the same periods in 2010, was due to an increase in losses incurred, as well as a decrease in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in the expense ratio in the third quarter and first nine months of 2011, compared to the same periods in 2010, was due to a decrease in underwriting and other expenses, partially offset by a decrease in premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the third quarter of 2011 decreased when compared to the same period in 2010. The decrease is primarily due to the repurchase of $55 million in par value of the November 2015 Senior Notes in the second quarter of 2011. Interest expense for the first nine months of 2011 increased when compared to the same period in 2010. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

Income taxes

The effective tax rate (benefit) on our pre-tax loss was (13.7%) in the third quarter of 2011, compared to the effective tax rate (benefit) of (33.7%) on our pre-tax income in the third quarter of 2010.  During the third quarter of 2011, the benefit from income taxes was reduced by $47.9 million due to the increase in the amount of the valuation allowance.  During the third quarter of 2010, the benefit from income taxes was increased by $2.2 million due to a decrease in the amount of the valuation allowance.

The effective tax rate (benefit) on our pre-tax loss was (9.0%) in the first nine months of 2011, compared to (16.1%) in the first nine months of 2010.  During those periods the benefit from income taxes was reduced by the increase in the amount of the valuation allowance.

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

For the nine months ended September 30, 2011 and 2010, our deferred tax valuation allowance was reduced by the change in the deferred tax liability related to $103.9 million and $108.7 million, respectively of unrealized gains on investments that were recorded in other comprehensive income.   In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Tax benefit before changes in
valuation allowance	$(74,069)	$(23,930)	$(157,162)	$(88,152)
Change in valuation allowance	47,939	(2,216)	122,654	54,156

Benefit from income taxes	$(26,130)	$(26,146)	$(34,508)	$(33,996)

There was no change in the valuation allowance included in other comprehensive income for the three and nine months ended September 30, 2011 and 2010. The total valuation allowance as of September 30, 2011 and December 31, 2010 was $533.0 million and $410.3 million, respectively.

We have approximately $1,320 million of net operating loss carryforwards on a regular tax basis and $465 million of net operating loss carryforwards for computing the alternative minimum tax as of September 30, 2011. The increase in net operating loss carryforwards from operating losses during 2011 was partially offset by a onetime inclusion of taxable income. The taxable income related to the cancellation of indebtedness triggered by the conclusion of bankruptcy proceedings for C-BASS, a joint venture investment. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2031.

 Financial Condition

At September 30, 2011, based on fair value, approximately 94% of our fixed income securities and cash and cash equivalents were invested in ‘A’ rated and above investment securities. These securities are readily marketable, other than our auction rate securities discussed below, and concentrated in maturities of less than 15 years. The composition of ratings at September 30, 2011, December 31, 2010 and September 30, 2010 are shown in the table below.

Investment Portfolio Ratings

	September 30, 2011	December 31, 2010	September 30, 2010

AAA	45%	51%	58%
AA	26%	25%	22%
A	23%	20%	16%

A or better	94%	96%	96%

BBB and below	6%	4%	4%

Total	100%	100%	100%

Approximately 12% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. A breakdown of the portion of our investment portfolio covered by a financial guarantor by credit rating, including the rating without the guarantee is shown below. The ratings are provided by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

September 30, 2011
(In millions)	Guarantor Rating
	AA-	BBB	NR	R	All
Underlying Rating:
AAA	$-	$-	$-	$19	$19
AA	78	188	-	115	381
A	71	160	-	132	363
BBB	1	21	10	11	43
	$150	$369	$10	$277	$806

NR – not rated
R – in regulatory receivership

At September 30, 2011, there was $1 million of fixed income securities relying on financial guaranty insurance to elevate their rating to ‘A’ and above. Any future downgrades of these financial guarantor ratings would leave the percentage of fixed income securities ‘A’ and above effectively unchanged.

We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At September 30, 2011, the modified duration of our fixed income investment portfolio, including cash and cash equivalents, was 2.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.7% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

We held $286.0 million in auction rate securities (“ARS”) backed by student loans at September 30, 2011. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At September 30, 2011, approximately 87% of our ARS portfolio was rated AAA/Aaa by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At September 30, 2011, our entire ARS portfolio, consisting of 28 investments, was subject to failed auctions; however, from the period when the auctions began to fail through September 30, 2011, $237.4 million in par value of ARS was either sold or called, with the average amount we received being approximately 99% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

At September 30, 2011, our total assets included $0.9 billion of cash and cash equivalents as shown on our consolidated balance sheet.

At September 30, 2011, we had $245 million, 5.375% Senior Notes due in November 2015, with a fair value of $177.6 million, outstanding. At September 30, 2011, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with a fair value of $193.2 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at September 30, 2011 are reflected as a liability on our consolidated balance sheet at the current amortized value of $336.7 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $170.7 million at September 30, 2011.

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

The total amount of unrecognized tax benefits as of September 30, 2011 is $109.9 million.  The total amount of the unrecognized tax benefits that would affect our effective tax rate is $97.3 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $26.5 million for the payment of interest as of September 30, 2011. Based on our tentative agreement with the IRS, we expect our total amount of unrecognized tax benefits to be reduced by $103.9 million during 2011, while after taking into account prior payments and the effect of available net operating loss carrybacks, we expect net cash outflows to equal approximately $22 million.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2011, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $48.0 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through September 30, 2011, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into the first nine months of 2011. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

Liquidity and Capital Resources

Overview

At September 30, 2011, our sources of funds consisted primarily of:

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

At September 30, 2011, our obligations consisted primarily of:

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

Debt at Our Holding Company and Holding Company Capital Resources

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. We are a holding company and the payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009, 2010 and the first nine months of 2011, MGIC has not paid any dividends to our holding company. Through 2011, MGIC cannot pay any dividends to our holding company without approval from the OCI.

At September 30, 2011, we had $763 million in cash and investments at our holding company. We plan to contribute $200 million of our holding company’s cash and investments to our insurance entities in the fourth quarter of 2011 to support those operations. As of September 30, 2011, our holding company’s obligations included $245 million of Senior Notes due in November 2015 and $345 million in Convertible Senior Notes due in 2017, both of which must be serviced pending scheduled maturity.  On an annual basis, as of September 30, 2011 our use of funds at the holding company for interest payments on our Senior Notes and Convertible Senior Notes approximated $30 million. As of September 30, 2011, our holding company’s obligations also include $389.5 million in Convertible Junior Debentures due in 2063 and interest on these debentures. See Note 3 – “Debt” to our consolidated financial statements for additional information about this indebtedness, including our right to defer interest on our Convertible Junior Debentures.

In the second quarter of 2011, we repurchased for cash approximately $55 million in par value of our 5.375% Senior Notes due in November 2015. We recognized a $3.2 million gain on the repurchases, which is included in other revenue on the Consolidated Statements of Operations for the nine months ended September 30, 2011. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities.  We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

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

The premium deficiency reserve discussed under “Results of Consolidated Operations – Losses – Premium deficiency” above is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses on our total in force book, so no deficiency is recorded on a statutory basis. On a GAAP basis, contingency loss reserves are not established and thus not considered when calculating premium deficiency reserve and policies are grouped based on how they are acquired, serviced and measured.

MGIC’s separate company risk-to-capital calculation appears in the table below.

	September 30,	December 31,
	2011	2010
	(In millions, except ratio)

Risk in force - net (1)	$32,779	$33,817

Statutory policyholders' surplus	$1,479	$1,709
Statutory contingency reserve	-	-

Statutory policyholders' position	$1,479	$1,709

Risk-to-capital	22.2:1	19.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	September 30,	December 31,
	2011	2010
	(In millions, except ratio)

Risk in force - net (1)	$37,979	$39,369

Statutory policyholders' surplus	$1,576	$1,692
Statutory contingency reserve	4	5

Statutory policyholders' position	$1,580	$1,697

Risk-to-capital	24.0:1	23.2:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($8.9 billion at September 30, 2011 and $11.0 billion at December 31, 2010) and for which loss reserves have been established.

Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio.

For additional information regarding regulatory capital see “Overview-Capital” above as well as our Risk Factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” In addition, as mentioned above under “Debt at Our Holding Company and Holding Company Capital Resources,” we plan to contribute $200 million of our holding company’s cash and investments to our insurance entities in the fourth quarter of 2011 to support those operations. Such contribution would benefit our statutory policyholders’ position.

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated B1 by Moody’s Investors Service with the rating currently under review. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is B+ and the outlook for this rating is negative.

For further information about the importance of MGIC’s ratings, see our Risk Factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements”.

Contractual Obligations

     At September 30, 2011, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,964	$65	$131	$369	$2,399
Operating lease obligations	6	3	2	1	-
Tax obligations	17	17	-	-	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement
benefit plans	169	10	25	32	102
Other long-term liabilities	4,792	2,444	2,013	335	-

Total	$7,949	$2,540	$2,171	$737	$2,501

     Our long-term debt obligations at September 30, 2011 include our $245 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 - “Benefit plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by Part II, Item 1 A of our Quarterly Reports on Form 10-Q for the Quarters Ended March 31 and June 30, 2011 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2011, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2011, the modified duration of our fixed income investment portfolio was 2.7 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.7% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

On October 18, 2011, the United States District Court for the Northern District of California, entered an order staying our Countrywide proceedings in that court in favor of an arbitration proceeding that we commenced against Countrywide on February 24, 2010. The hearing before the arbitration panel is scheduled to begin in September 2012. Please refer to our Risk Factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” for additional information regarding the Countrywide court proceedings and arbitration proceedings.

In addition to the above litigation, we face other litigation and regulatory risks. For additional information about such other litigation and regulatory risks you should review our Risk Factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

Item 1 A.	Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as supplemented by Part II, Item 1 A of our Quarterly Reports on Form 10-Q for the Quarters Ended March 31 and June 30, 2011. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.

The insurance laws or regulations of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires us to maintain a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage guaranty insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At September 30, 2011, MGIC’s risk-to-capital ratio was 22.2 to 1 and its policyholder position exceeded the MPP by $50 million. At September 30, 2011, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 24.0 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

The National Association of Insurance Commissioners (“NAIC”) adopted a new Statement of Statutory Accounting Principles (“SSAP No. 101”) that will change, among other things, the statutory accounting rules for admitting deferred tax assets. These changes were introduced by the NAIC, and approved by various task forces and committees of the NAIC, in the third quarter of 2011. Under SSAP No. 101, effective January 1, 2012, as a mortgage insurer approaches the Capital Requirement limits, the benefit allowed for deferred tax assets will be eliminated. Such elimination would negatively impact our statutory capital for purposes of calculating compliance with the Capital Requirements. At September 30, 2011, our statutory deferred tax assets were $133 million. For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could result in material non-compliance with Capital Requirements, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” and “— We have reported net losses for the last four years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.”

In December 2009, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, its Capital Requirement. MGIC has also applied for waivers in all other jurisdictions that have Capital Requirements. MGIC has received waivers from some of these jurisdictions which expire at various times. One waiver expired on December 31, 2010 and has not been renewed because the need for a waiver was not considered imminent. MGIC may reapply for the waiver. The remaining waivers that MGIC received generally expire December 31, 2011. We expect to seek extensions of all waivers before they are needed, which could be after they expire. Some jurisdictions have denied the original request for a waiver and others may deny future requests, including for extensions. The OCI and insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC does not comply with the Capital Requirements unless MGIC obtained additional capital to enable it to comply with the Capital Requirement. New insurance written in the jurisdictions that have a Capital Requirement represented approximately 50% of new insurance written in each of 2010 and the first three quarters of 2011. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirement or obtained a necessary waiver to allow it to once again write new business.

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, that it will renew the waiver when it expires or that MGIC could obtain the additional capital necessary to comply with the Capital Requirement. Depending on the circumstances, the amount of additional capital we might need could be substantial. See “— Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.”

We have implemented a plan to write new mortgage insurance in MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, in selected jurisdictions in order to address the likelihood that in the future MGIC will not meet the Capital Requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which Capital Requirements are present. MIC has received the necessary approvals, including from the OCI, to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet Capital Requirements and obtain waivers of those requirements.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae (the “Fannie Mae Agreement”) under which MGIC agreed to contribute $200 million to MIC (which MGIC has done) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011 subject to the terms of the Fannie Mae Agreement. Under the Fannie Mae Agreement, MIC will be eligible to write mortgage insurance only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and if MGIC fails to obtain relief from those requirements or a specific waiver of them. The Fannie Mae Agreement, including certain conditions and restrictions imposed on us, MGIC and MIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2009. One such condition is the continued effectiveness of the waiver of Capital Requirements granted by the OCI to MGIC. As noted above, we cannot assure you that the OCI will not modify or revoke its waiver, or that it will renew the waiver when it expires.

On February 11, 2010, Freddie Mac notified MGIC that it may utilize MIC to write new business in jurisdictions in which MGIC does not meet Capital Requirements to write new business and does not obtain appropriate waivers of those requirements. This conditional approval to use MIC as a “Limited Insurer” (the “Freddie Mac Notification”) will expire December 31, 2012. This conditional approval includes terms substantially similar to those in the Fannie Mae Agreement and is summarized more fully in our Form 8-K filed with the SEC on February 16, 2010.

Under the Fannie Mae Agreement, Fannie Mae approved MIC as an eligible mortgage insurer only through December 31, 2011. We have initiated discussions with Fannie Mae regarding an extension of the Fannie Mae Agreement. Freddie Mac has approved MIC as a “Limited Insurer” only through December 31, 2012. Unless Fannie Mae and Freddie Mac extend or modify the terms of their approvals of MIC, whether MIC will continue as an eligible mortgage insurer after these dates will be determined by the applicable GSE’s mortgage insurer eligibility requirements then in effect. For more information, see “— MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.” Further, under the Fannie Mae Agreement and the Freddie Mac Notification, MGIC cannot capitalize MIC with more than the $200 million contribution already made without prior approval from each GSE, which, in future years, may limit the amount of business MIC would otherwise write assuming the Fannie Mae Agreement is extended and we meet the terms of the Freddie Mac Notification. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements applicable to mortgage insurers, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not an eligible mortgage insurer.

One of our competitors, Republic Mortgage Insurance Company (“RMIC”), ceased writing new insurance commitments after the waiver of Capital Requirements that it received from its domiciliary state expired on August 31, 2011. RMIC had not received approval from its domiciliary state or the GSEs to write new business in a separately capitalized affiliate (“RMIC-NC”) that we understand is a sister entity, and not a subsidiary, of RMIC. In October 2011, both RMIC and RMIC-NC went into run-off. Another competitor, PMI Mortgage Insurance Co. (“PMI”) and the subsidiary it established to write new business if PMI was no longer able to do so (“PMAC”), ceased issuing new mortgage insurance commitments effective August 19, 2011 when PMI was placed under the supervision of the insurance department of its domiciliary state. In October 2011, a state court entered an order directing the insurance department to take possession and control of PMI pending a later hearing. In addition, pursuant to the order, the insurance department issued a partial claim payment plan, under which PMI’s claim payments will be made at 50%, with the remaining amount deferred as a policyholder claim. Both Fannie Mae and Freddie Mac suspended RMIC, RMIC-NC, PMI and PMAC as approved mortgage insurers. We are uncertain how such events, including the actions taken by the GSEs, will impact the status of MGIC’s waivers and approvals to utilize MGIC’s direct subsidiary, MIC. Because it is wholly owned by MGIC, the operating results from business written by MIC would positively (in the case of profitable business) or negatively (in the case of unprofitable business) impact MGIC.

A failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings related to rescissions that we make, including those with Countrywide (for more information about the Countrywide legal proceedings, see “—We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future”).

We have reported net losses for the last four years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.

For the years ended December 31, 2010, 2009, 2008 and 2007, we had a net loss of $0.4 billion, $1.3 billion, $0.5 billion and $1.7 billion, respectively. For the first three quarters of 2011, we reported a net loss of $350.6 million. We currently expect to continue to report annual net losses, the size of which will depend primarily on the amount of our incurred and paid losses from our existing business, including the resolution of ongoing legal proceedings related to rescissions and the disagreement with Freddie Mac regarding the interpretation of a pool policy (see “—We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future”), and to a lesser extent on the amount and profitability of our new business. Our incurred and paid losses are dependent on factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. Although we currently expect to return to profitability on an annual basis, we cannot assure you when, or if, this will occur. Among the assumptions underlying our forecasts are that loan modification programs will only modestly mitigate losses; the cure rate steadily improves but does not return to historic norms until after the first half of 2013; there is no change to our current rescission practices and any foreclosure moratoriums will have no significant effect on earnings. In this regard, see “— It is uncertain what effect foreclosure moratoriums and issues arising from the investigation of servicers’ foreclosure procedures will have on us” and “—Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper.” The net losses we have experienced have eroded, and any future net losses will erode, our shareholders’ equity and could result in equity being negative.

We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.

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

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) on June 22, 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS, including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaint’s allegations regarding C-BASS. Our motion to dismiss the Complaint was granted on February 18, 2010. On March 18, 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. On December 8, 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice. On January 6, 2011, the plaintiffs appealed the February 18, 2010 and December 8, 2010 decisions to the United States Court of Appeals for the Seventh Circuit. On June 6, 2011, the plaintiffs filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. We are opposing this motion and the matter is awaiting decision by the District Court. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

From January 1, 2008 through September 30, 2011, rescissions of Countrywide-related loans mitigated our paid losses on the order of $400 million. This amount is the amount we estimate we would have paid had the loans not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $71,500. On December 17, 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the insurance policies at issue. On October 18, 2011, the United States District Court for the Northern District of California, to which the case had been removed, entered an order staying the litigation in favor of the arbitration proceeding we commenced against Countrywide on February 24, 2010.

In the arbitration proceeding we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. Various materials exchanged by MGIC and Countrywide bring within the proceeding loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage.  While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans is scheduled to begin in September 2012.

We intend to defend MGIC against any further proceedings arising from Countrywide’s complaint and to advocate MGIC’s position in the arbitration, vigorously. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding. An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital. In this regard, see “—Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

At September 30, 2011, 38,099 loans in our primary delinquency inventory were Countrywide-related loans (approximately 21% of our primary delinquency inventory). Of these 38,099 loans, some will cure their delinquency and the remainder will either become paid claims or will be rescinded. From January 1, 2008 through September 30, 2011, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 77% were paid and the remaining 23% were rescinded. We do not believe that the settlement agreement announced in June 2011 between Bank of America and certain investors in certain Countrywide residential mortgage backed securities will have a material impact on our Countrywide rescissions, if it becomes effective.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. From January 1, 2008 through September 30, 2011, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.5 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At September 30, 2011, we estimate that our total loss reserves were benefited from rescissions by approximately $0.8 billion.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations (including investigations involving loans related to Countrywide) that we expect will eventually result in future rescissions. In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. We continue to discuss with other lenders their objections to material rescissions and have reached settlement terms (which are subject to GSE approval) with several of our significant lender customers. In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount. For additional information about rescissions as well as the rescission settlement agreements, see “— Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper.”

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under certain pool insurance policies insuring Freddie Mac that share a single aggregate loss limit. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation than under our interpretation. We account for losses under our interpretation although it is reasonably possible that were the matter to be decided by a third party our interpretation would not prevail. The differing interpretations had no effect on our results until the second quarter of 2011. For the second and third quarters of 2011, our incurred losses would have been $126 million higher in the aggregate had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted at each quarter end. See our risk factor titled, “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters. We are discussing the disagreement with Freddie Mac in an effort to resolve it.

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

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation (the “FDIC”) and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010 and the first three quarters of 2011, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion and $1.4 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be. For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 13,900 loans in our primary delinquent inventory at September 30, 2011 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through September 30, 2011 approximately 34,400 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time.

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

In 2009, the GSEs began offering the Home Affordable Refinance Program (HARP).  HARP allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow the HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written   To incent lenders to allow more current borrowers to refinance their loans, in October 2011, the GSEs and their regulator, FHFA, announced an expansion of HARP. The expansion includes, among other changes, releasing certain representations in certain circumstances benefitting the GSEs. We have agreed to allow these additional HARP refinances, including releasing the insured in certain circumstances from certain rescission rights we would have under our policy. While an expansion of HARP may result in fewer delinquent loans and claims, our ability to rescind coverage will be limited in certain circumstances. We are unable to predict what net impact these changes may have on our incurred or paid losses.

Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. During 2010 and the first three quarters of 2011, approximately 11% and 9%, respectively, of our new insurance written was for loans for which one lender was the original insured, although revenue from such loans was significantly less than 10% of our revenues during each of those periods. Our private mortgage insurance competitors include:

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	CMG Mortgage Insurance Company, and

•	Essent Guaranty, Inc.

As noted above, PMI Mortgage Insurance Company ceased writing business as of August 19, 2011 and Republic Mortgage Insurance Company ceased writing business after August 31, 2011. Until recently, the mortgage insurance industry had not had new entrants in many years. In 2010, Essent Guaranty, Inc. began writing new mortgage insurance. Essent has publicly reported that one of its investors is JPMorgan Chase which is one of our customers. The perceived increase in credit quality of loans that are being insured today combined with the deterioration of the financial strength ratings of the existing mortgage insurance companies could encourage new entrants. The FHA, which in recent years was not viewed by us as a significant competitor, substantially increased its market share beginning in 2008.

Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting guidelines, which have resulted in our declining to insure some of the loans originated by our customers and rescission of loans that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our rescissions. In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after Countrywide ceased doing business with us. See “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Countrywide and its Bank of America affiliates were the original insured for 12.0% of our flow new insurance written in 2008 and 8.3% of our new insurance written in the first three quarters of 2009.

We believe some lenders assess a mortgage insurer’s financial strength rating as an important element of the process through which they select mortgage insurers. As a result of MGIC’s less than investment grade financial strength rating, MGIC may be competitively disadvantaged with these lenders. MGIC’s financial strength rating from Moody’s is B1, with the rating currently under review, and from Standard & Poor’s is B+ with a negative outlook. It is possible that MGIC’s financial strength ratings could decline from these levels.

Item 6.	Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2011.

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

99
Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2010, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2011, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2010 and the nine months ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) the Notes to Consolidated Financial Statements.

10.7	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K dated October 19, 2011)

10.11.4
Supplemental Plan for Executives covered by MGIC Investment Corporation Key Executive Employment and Severance Agreements (incorporated by reference to Exhibit 10.11.4 to the Company’s Form 8-K dated October 19, 2011)