Form 10-K
period 2011-12-31
MGIC INVESTMENT CORP
filed 2012-02-29
CIK 876437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☐ Yes ☒ No

State the aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2011: Approximately $1.2 billion*

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 15, 2012: 201,467,075

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2012 Annual	Items 10 through 14 of Part III
Meeting of Shareholders

* In each case, to the extent provided in the Items listed.

PART I

Item 1.	Business.

A. General

We are a holding company and through wholly-owned subsidiaries we are the largest private mortgage insurer in the United States, as measured by $172.9 billion of primary insurance in force at December 31, 2011. In 2011, our net premiums written were $1.1 billion and our new insurance written was $14.2 billion. As of December 31, 2011, our primary risk in force was $44.5 billion. For further information about our results of operations, see our consolidated financial statements in Item 8. As of December 31, 2011, our principal subsidiary, Mortgage Guaranty Insurance Corporation (“MGIC”), was licensed in all 50 states of the United States, the District of Columbia, Puerto Rico and Guam. During 2011, MGIC wrote new insurance in each of those jurisdictions. We have capitalized MGIC Indemnity Corporation (“MIC”) to begin writing new insurance in certain jurisdictions if MGIC no longer meets, and is unable to obtain a waiver of, the minimum capital requirements of those jurisdictions. For more information about the formation of MIC and our plans to utilize it to continue writing new insurance in those jurisdictions, see the risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A. In addition to mortgage insurance on first mortgage loans, we, through subsidiaries other than MGIC, provide lenders with various underwriting and other services and products related to home mortgage lending.

Overview of the Private Mortgage Insurance Industry

We established the private mortgage insurance industry in 1957 to provide a private market alternative to federal government insurance programs. Private mortgage insurance covers losses from homeowner defaults on residential mortgage loans, reducing and, in some instances, eliminating the loss to the insured institution if the homeowner defaults. Private mortgage insurance plays an important role in the housing finance system by assisting consumers, especially first-time homebuyers, to affordably finance homes with less than a 20% down payment, thereby expanding homeownership opportunities. In this annual report, we refer to loans with less than 20% down payments as “low down payment” mortgages or loans. During 2008, 2009, 2010 and 2011, approximately $193 billion, $82 billion, $70 billion and $76 billion, respectively, of mortgages were insured by private mortgage insurance companies.

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

The U.S. single-family residential mortgage market experienced long-term growth, including an increase in mortgage debt outstanding every year between 1985, when our principal subsidiary, MGIC, began operations, and 2007. The rate of growth in U.S. residential mortgage debt was particularly strong from 2001 through 2006. In 2007, this growth rate began slowing and, since 2007, U.S. residential mortgage debt has decreased. During the last several years of the period of growth and continuing through 2007, the mortgage lending industry increasingly made home loans at higher loan-to-value (“LTV”) ratios, to individuals with higher risk credit profiles and based on less documentation and verification of information regarding the borrower. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008 and 2009, payroll employment in the U.S. decreased substantially and nearly all geographic areas in the U.S. experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry. After earning an average of approximately $580 million annually from 2004 through 2006 and $169 million in the first half of 2007, we had aggregate net losses of $4.4 billion for the years 2007-2011, including $486 million for 2011. The insurer financial strength rating of MGIC was downgraded a number of times by the rating agencies from 2008 through 2012. See the risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.

The insurance laws or regulations of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” Although we currently meet the Capital Requirements of the jurisdictions in which we write business, we requested and received from the Office of the Commissioner of Insurance for Wisconsin (“OCI”), a waiver of its Capital Requirements in order to prepare for the likelihood that we will not meet those requirements in the future, and we will request waivers in all other jurisdictions that have Capital Requirements before they are needed. We also funded MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, and obtained the required state and GSE approvals for MIC to write new business in jurisdictions where MGIC no longer met, or was not able to obtain a waiver of, the Capital Requirements. The GSEs have only approved MIC for use in certain states. The OCI or other insurance departments may modify or terminate MGIC’s existing waivers or fail to grant them or renew them when they expire. In 2011, one of our competitors ceased writing new business after the waiver of Capital Requirements it received from its domiciliary state expired. Also in 2011, another competitor, and the subsidiary it had established to write new business if it was no longer able to, ceased writing new business. Each of these competitors has been placed under the supervision of the insurance department of its respective domiciliary state and each is paying claim payments under a partial payment plan. For additional information see our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

Beginning in late 2007, we implemented a series of changes to our underwriting guidelines that are designed to improve the risk profile of our new business. The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk and the changes included the creation of “restricted markets.” Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. While we expect our insurance written beginning in the second quarter of 2008 will generate underwriting profits as a result of these underwriting guideline changes, the loans insured from 2006 until the effectiveness of the new guidelines continue to experience significantly higher than historical claim rates and incurred losses. For more information, see the risk factor titled “We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” in Item 1A.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 4% of the loans we insured in 2010 and fewer than 5% of the loans we insured in 2011. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guideline. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

In 2011, the factors that influence our incurred losses were mixed. We believe that modestly increasing payroll employment and a modestly decreasing unemployment rate, combined with a reduced number of loans in force, resulted in approximately 18% fewer new delinquent notices being reported to us in 2011 compared to 2010. However, the total level of unemployment remained materially higher than the levels of 2007 and home prices in most regions continued to decline, albeit at a slower pace. These conditions contributed to the level of loans that cured their delinquency status not improving as much as we expected at the beginning of the year. For more information, see the risk factor titled “Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves” in Item 1A.

Although loan modification programs continued to mitigate our losses in 2011, the number of completed loan modifications in 2011 was significantly less than in 2010. Recent announcements by the U.S. Treasury have extended the end date of the Home Affordable Modification Program ("HAMP") through 2013, expanded the eligibility criteria of HAMP and increased lenders’ incentives to modify loans through principal forgiveness. Approximately 68% of the loans in our primary delinquent inventory are guaranteed by the GSEs. The GSEs have informed us that they already use expanded criteria (beyond the HAMP guidelines) for determining eligibility for loan modification and currently do not offer principal forgiveness. Therefore, we currently expect new loan modifications will continue to only modestly mitigate our losses in 2012. For more information, see the risk factor titled “Loan modifications and other similar programs may not continue to provide material benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified” in Item 1A. Finally, although our loss reserves as of December 31, 2011 continued to be significantly impacted by expected rescission activity, the impact was less than as of December 31, 2010. We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory. For more information, see the risk factor titled “Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper” in Item 1A.

The mortgage insurance industry competes with governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA and, to a lesser degree, the Veterans Administration (the “VA”). During 2011 and 2010, the FHA and VA accounted for approximately 78.6% and 83.9%, respectively, of the total low down payment residential mortgages that were subject to FHA, VA or private mortgage insurance, a substantial increase from an approximately 22.7% market share in 2007, according to statistics reported by Inside Mortgage Finance. The increase in market share of the FHA and VA, coupled with the decrease in the level of mortgage loan originations overall, has led to a decrease in our new insurance written from $76.8 billion in 2007 to $14.2 billion in 2011.

As noted above, the combined market share of the FHA and VA decreased in 2011 compared to 2010, a trend that has been positive for the mortgage insurance industry. This decrease may have been influenced by the different rate structures and changes to underwriting criteria implemented by several mortgage insurers, including MGIC, during 2010 and 2011, as well as changes to FHA’s pricing that became effective in October 2010. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – New Insurance Written,” in Item 7.

Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are “Qualified Residential Mortgages” (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. The following table shows the percentage of our new risk written by LTV for 2011 and 2010.

	Percentage of new risk written
	2011	2010
LTV:
80% and under	0%	0%
80.1% - 85%	6%	7%
85.1% - 90%	41%	48%
90.1% - 95%	50%	44%
95.1% - 97%	3%	1%
> 97%	0%	0%

The regulators requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90%, higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in 2011 was on loans that would have met the alternative QRM definition. The regulators also requested that the public comments include information that may be used to assess whether mortgage insurance reduces the risk of default. We submitted a comment letter, including studies to the effect that mortgage insurance reduces the risk of default. The public comment period for the proposed rule expired on August 1, 2011. At this time we do not know when a final rule will be issued. Under the proposed rule, because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans.

Due to the changing environment described above, as well as other factors discussed below, at this time we are facing the following particularly significant challenges:

•
Whether we may continue to write insurance on new residential mortgage loans due to actions our regulators or the GSEs could take upon deterioration in our capital position or based upon their projections of future deterioration in our capital position. For additional information about this challenge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Capital” in Item 7 and our risk factors titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “We have reported losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” in Item 1A.

•
Whether we will prevail in legal proceedings challenging whether our rescissions were proper. For additional information about this challenge and other potentially significant challenges that we face, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Rescissions” in Item 7 and our risk factors titled “Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper” and “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” in Item 1A. An adverse outcome in these matters would negatively impact our capital position. For more information regarding our capital position, refer to the first challenge listed above.

•
Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. A definition of QRM that significantly impacts the volume of low down payment mortgages available to be insured, or a possible restructuring or change in the charters of the GSEs, could significantly affect our business. For additional information about this challenge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Qualified Residential Mortgages” and “— GSE Reform” in Item 7 and the risk factors titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” and “The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance” in Item 1A.

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

References in this document to amounts of insurance written or in force, risk written or in force and other historical data related to our insurance refer only to direct (before giving effect to reinsurance) primary insurance, unless otherwise indicated. References in this document to “primary insurance” include insurance written in bulk transactions that was supplemental to mortgage insurance written in connection with the origination of the loan or that reduces a lender’s credit risk to less than 51% of the value of the property. For more than the past five years, reports by private mortgage insurers to the trade association for the private mortgage insurance industry have classified mortgage insurance that is supplemental to other mortgage insurance or that reduces a lender’s credit risk to less than 51% of the value of the property as pool insurance. The trade association classification is used by members of the private mortgage insurance industry in reports to Inside Mortgage Finance, a mortgage industry publication that computes and publishes primary market share information.

Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New insurance written on a flow basis was $14.2 billion in 2011 compared to $12.3 billion in 2010 and $19.9 billion in 2009. No new insurance for bulk transactions was written in 2011, 2010 or 2009. We expect the volume of any future business written through the bulk channel will be insignificant to us. As noted in “- Bulk Transactions” below, in the fourth quarter of 2007, we stopped writing bulk insurance for mortgage loans included in home equity (or “private label”) securitizations, which are the terms the market uses to refer to securitizations sponsored by firms other than the GSEs or Ginnie Mae, such as Wall Street investment banks. We refer to portfolios of loans we insured through the bulk channel that we knew would serve as collateral in a home equity securitization as “Wall Street bulk transactions.”

The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in our records) and primary risk in force (the coverage percentage applied to the unpaid principal balance) for the MGIC Book as of the dates indicated:

Primary Insurance and Risk In Force

	December 31,
	2011	2010	2009	2008	2007
	(In millions)
Direct Primary Insurance In Force	$172,873	$191,250	$212,182	$226,955	$211,745

Direct Primary Risk In Force	$44,462	$48,979	$54,343	$58,981	$55,794

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

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2011, nearly all of our volume was on loans with GSE standard coverage.

In general, mortgage insurance coverage cannot be terminated by the insurer. However, we may terminate or rescind coverage for, among other reasons, non-payment of premium, and in the case of fraud, certain material misrepresentations made in connection with the issuance of the insurance policy or if the loan was never eligible for coverage under our policy. See “— Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Loss Mitigation.” Mortgage insurance coverage is renewable at the option of the insured lender, at the renewal rate fixed when the loan was initially insured. Lenders may cancel insurance written on a flow basis at any time at their option or because of mortgage repayment, which may be accelerated because of the refinancing of mortgages. In the case of a loan purchased by Freddie Mac or Fannie Mae, a borrower meeting certain conditions may require the mortgage servicer to cancel insurance upon the borrower’s request when the principal balance of the loan is 80% or less of the home’s current value.

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

The percentage of primary risk written with respect to loans representing refinances was 24.3% in 2011, compared to 28.0% in 2010, and 36.0% in 2009. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. When a lender and borrower modify a loan rather than replace it with a new one, or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans, including those modified under the Home Affordable Refinance Program, are not included in our new insurance written.

In addition to varying with the coverage percentage, our premium rates for insurance vary depending upon the perceived risk of a claim on the insured loan and thus take into account, among other things, the loan-to-value ratio, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an adjustable rate mortgage), the mortgage term and whether the property is the borrower’s primary residence. Historically, only our premium rates for A-, subprime loans and certain other loans varied based on the location of the borrower’s credit score within a range of credit scores. In general, in this annual report we classify as “A-” loans that have FICO credit scores between 575 and 619 and we classify as “subprime” loans that have FICO credit scores of less than 575. However, in this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans, although as discussed in footnote 4 to the table titled “Default Statistics for the MGIC Book” in “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Defaults” below, certain “doc waiver” GSE loans are included as “full doc” loans by us in accordance with industry practice. A FICO credit score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

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

Pool Insurance. Pool insurance is generally used as an additional “credit enhancement” for certain secondary market mortgage transactions. Pool insurance generally covers the excess of the loss on a defaulted mortgage loan which exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible.

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant to us. We wrote no new pool risk in 2011 or 2010, compared to $4 million in 2009. Our direct pool risk in force was $1.9 billion ($0.7 billion on pool policies with aggregate loss limits and $1.2 billion on pool policies without aggregate loss limits) at December 31, 2011, compared to $2.7 billion ($1.2 billion on pool policies with aggregate loss limits and $1.5 billion on pool policies without aggregate loss limits) at December 31, 2010 and $3.4 billion ($1.5 billion on pool policies with aggregate loss limits and $1.9 billion on pool policies without aggregate loss limits) at December 31, 2009.

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

In the fourth quarter of 2007, we stopped writing bulk insurance for loans included in Wall Street bulk transactions. These securitizations represented approximately 41% of our new insurance written for bulk transactions during 2007, and 8% of our risk in force and 66% of our bulk risk in force, at December 31, 2011. We wrote no new business through the bulk channel after the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant to us. In general, the loans insured by us in Wall Street bulk transactions consisted of loans with reduced underwriting documentation; cash out refinances that exceed the standard underwriting requirements of the GSEs; A- loans; subprime loans; and jumbo loans. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. For more information about conforming loan limits, see footnote 5 to the table titled “Characteristics of Primary Risk in Force” in “— Risk in Force and Product Characteristics of Risk in Force” below. For more information about new insurance written through the bulk channel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Bulk Transactions” in Item 7.

Geographic Dispersion

The following tables reflect the percentage of primary risk in force in the top 10 states and top 10 core-based statistical areas for the MGIC Book at December 31, 2011:

Dispersion of Primary Risk in Force

Top 10 States

1.	Florida	7.3%
2.	California	7.3
3.	Texas	7.0
4.	Pennsylvania	4.8
5.	Illinois	4.5
6.	Ohio	4.4
7.	New York	3.7
8.	Michigan	3.7
9.	Georgia	3.3
10.	Wisconsin	3.0
Total		49.0%

Top 10 Core-Based Statistical Areas

1.	Chicago-Naperville-Joliet	3.2%
2.	Atlanta-Sandy Springs-Marietta	2.3
3.	Houston-Baytown-Sugarland	2.2
4.	Washington-Arlington-Alexandria	2.0
5.	San Juan-Caguas-Guaynabo	1.7
6.	Philadelphia	1.7
7.	Los Angeles-Long Beach-Glendale	1.7
8.	New York-White Plains-Wayne	1.6
9.	Dallas-Plano-Irving	1.5
10.	Minneapolis-St. Paul-Bloomington	1.4
Total		19.3%

The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

Insurance In Force by Policy Year

The following table sets forth for the MGIC Book the dispersion of our primary insurance in force as of December 31, 2011, by year(s) of policy origination since we began operations in 1985:

Primary Insurance In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions)
1985-2002	$6,310	$1,667	$7,977	4.6%
2003	5,847	1,418	7,265	4.2
2004	7,910	1,621	9,531	5.5
2005	12,839	3,539	16,378	9.5
2006	17,025	6,088	23,113	13.4
2007	39,679	4,743	44,422	25.7
2008	26,223	271	26,494	15.3
2009	13,830	-	13,830	8.0
2010	10,937	-	10,937	6.3
2011	12,926	-	12,926	7.5
Total	$153,526	$19,347	$172,873	100.0%

Risk In Force and Product Characteristics of Risk in Force

At December 31, 2011 and 2010, 96% and 95%, respectively, of our risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of our primary risk in force as of December 31, 2011, by year(s) of policy origination since we began operations in 1985:

Primary Risk In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions)
1985-2002	$1,682	$460	$2,142	4.8%
2003	1,631	436	2,067	4.7
2004	2,203	459	2,662	6.0
2005	3,499	1,075	4,574	10.3
2006	4,420	1,877	6,297	14.2
2007	10,190	1,164	11,354	25.5
2008	6,485	69	6,554	14.7
2009	2,946	-	2,946	6.6
2010	2,656	-	2,656	6.0
2011	3,210	-	3,210	7.2
Total	$38,922	$5,540	$44,462	100.0%

The following table reflects at the dates indicated the (1) total dollar amount of primary risk in force for the MGIC Book and (2) percentage of that primary risk in force, as determined on the basis of information available on the date of mortgage origination, by the categories indicated.

Characteristics of Primary Risk in Force

	December 31,	December 31,
	2011	2010

Primary Risk in Force (In Millions):	$44,462	$48,979

Loan-to-value ratios:(1)
100s	26.0%	27.1%
95s	32.6	30.5
90s(2)	37.4	37.5
80s	4.0	4.9
Total	100.0%	100.0%
Loan Type:
Fixed(3)	92.2%	91.3%
Adjustable rate mortgages (“ARMs”)(4)	7.8	8.7
Total	100.0%	100.0%
Original Insured Loan Amount:(5)
Conforming loan limit and below	95.0%	94.8%
Non-conforming	5.0	5.2
Total	100.0%	100.0%
Mortgage Term:
15-years and under	1.5%	1.3%
Over 15 years	98.5	98.7
Total	100.0%	100.0%
Property Type:
Single-family(6)	89.5%	89.3%
Condominium	9.5	9.7
Other(7)	1.0	1.0
Total	100.0%	100.0%
Occupancy Status:
Primary residence	94.5%	94.0%
Second home	3.0	3.2
Non-owner occupied	2.5	2.8
Total	100.0%	100.0%
Documentation:
Reduced documentation(8)	8.7%	9.8%
Full documentation	91.3	90.2
Total	100.0%	100.0%
FICO Score:(9)
Prime (FICO 620 and above)	91.5%	91.3%
A Minus (FICO 575 – 619)	6.6	6.8
Subprime (FICO below 575)	1.9	1.9
Total	100.0%	100.0%

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

(2)
We include in our classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At each of December 31, 2011 and 2010, 0.9% and 1.3%, respectively, of the primary risk in force consisted of these types of loans.

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

(4)
Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2011 and 2010, represented 2.7% and 3.1%, respectively, of primary risk in force. As indicated in note (3), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2011 and 2010, ARMs with loan-to-value ratios in excess of 90% represented 1.7% and 1.9%, respectively, of primary risk in force.

(5)
Loans within the conforming loan limit have an original principal balance that does not exceed the maximum original principal balance of loans that the GSEs are eligible to purchase. The conforming loan limit is subject to annual adjustment and was $417,000 for 2007 and early 2008; this amount was temporarily increased to up to $729,500 in the most costly communities in early 2008 and remained at such level through September 30, 2011. The limit was decreased to $625,500 in high cost communities for loans originated after September 30, 2011. Non-conforming loans are loans with an original principal balance above the conforming loan limit.

(6)	Includes townhouse-style attached housing with fee simple ownership.

(7)	Includes cooperatives and manufactured homes deemed to be real estate.

(8)
Reduced documentation loans, many of which are commonly referred to as “Alt-A” loans, are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2011 and 2010, reduced documentation loans represented 5.0% and 5.5%, respectively, of risk in force written through the flow channel and 34.8% and 37.4%, respectively, of risk in force written through the bulk channel. In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(9)
Represents the FICO score at loan origination. The weighted average FICO score at loan origination for new insurance written in 2011 and 2010 was 759. The FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.” A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.

Other Products and Services

Risk Sharing Arrangements. We have participated in risk sharing arrangements with the GSEs and captive mortgage reinsurance arrangements with subsidiaries of certain mortgage lenders that reinsure a portion of the risk on loans originated or serviced by the lenders which have MGIC primary insurance.

In response to requests or subpoenas, we provided information regarding captive mortgage reinsurance arrangements to the New York Department of Insurance (now known as the New York Department of Financial Services), the Minnesota Department of Commerce and the Department of Housing and Urban Development, commonly referred to as HUD. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested certain information regarding captive mortgage reinsurance transactions in which we participated. Seven mortgage insurers, including MGIC, were involved in litigation alleging that “inflated” captive reinsurance premiums were paid in violation of RESPA. MGIC's settlement of this class action litigation against it became final in October 2003. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On December 11, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action. On December 30, 2011, a similar complaint was filed by different plaintiffs against the same seven mortgage insurers and another large lender. The complaints in both cases alleged various causes of action related to the captive mortgage reinsurance arrangements of these two mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us. For more information, see our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” in Item 1A.

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

Contract Underwriting and Related Services. We perform contract underwriting services for lenders in which we judge whether the data relating to the borrower and the loan contained in the lender’s mortgage loan application file comply with the lender’s loan underwriting guidelines. We also provide an interface to submit data to the automated underwriting systems of the GSEs, which independently judge the data. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. The complaint in the RESPA litigation that we settled in 2003 and that is described in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” in Item 1A, alleged, among other things, that the pricing of contract underwriting provided by us violated RESPA.

Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. The cost of remedies provided by us to customers for failing to meet these standards has not been material to our financial position or results of operations for the years ended December 31, 2011, 2010 and 2009. Claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued throughout 2011. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

In February 2008, Freddie Mac and Fannie Mae informed us and the rest of our industry that they were reviewing all mortgage insurers’ business justifications for activities, such as contract underwriting services, that have the potential for creating non-insurance related contingent liabilities. We are uncertain of the status of these reviews.

Other. We provide various mortgage services for the mortgage finance industry, such as portfolio retention and secondary marketing of mortgage-related assets.

Customers

Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers, none of whom represented more than 10% of our consolidated revenues, generated 26.7% of our new insurance written on a flow basis in 2011, compared to 27.2% in 2010 and 39.3% in 2009. In the fourth quarter of 2009, Countrywide and an affiliate (“Countrywide”) commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after it ceased doing business with us. See the risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” in Item 1A as well as Item 3, “Legal Proceedings,” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Countrywide and its Bank of America affiliates accounted for approximately 8% of our new insurance written in the first three quarters of 2009. Another customer with whom we still do business accounted for approximately 9% of our flow new insurance written in 2011 compared to approximately 11% in 2010.

Sales and Marketing and Competition

Sales and Marketing. We sell our insurance products through our own employees, located throughout all regions of the United States and in Puerto Rico.

Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. As noted above in “Overview of the Private Mortgage Insurance Industry,” for flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. These agencies sponsor government-backed mortgage insurance programs, which during 2011 and 2010 accounted for approximately 78.6% and 83.9%, respectively, of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance, a substantial increase from approximately 22.7% in 2007, according to statistics reported by Inside Mortgage Finance. We believe that the FHA’s market share increased, in part, because mortgage insurers have tightened their underwriting guidelines (which has led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). Furthermore, the FHA’s loan limits were raised to be more on par with those of the GSEs in high cost markets.

As noted above, the combined market share of the FHA and VA decreased in 2011 compared to 2010, a trend that has been positive for the mortgage insurance industry. This decrease may have been influenced by the different rate structures implemented by several mortgage insurers, including MGIC, during 2010 as well as changes to FHA’s pricing that became effective in October 2010. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – New Insurance Written,” in Item 7.

In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

Private mortgage insurers are also subject to competition from the GSEs to the extent that they are compensated for assuming default risk that would otherwise be insured by the private mortgage insurance industry. For a number of years, the GSEs have had programs under which, on certain loans, lenders could choose a mortgage insurance coverage percentage that was only the minimum required by their charters, with the GSEs paying a lower price for these loans (“charter coverage”). The GSEs have also had programs under which on certain loans they would accept a level of mortgage insurance above the requirements of their charters but below their standard coverage without any decrease in the purchase price they would pay for these loans (“reduced coverage”). Freddie Mac eliminated its reduced coverage program in 2009. Effective January 1, 2010, Fannie Mae broadly expanded the types of loans eligible for charter coverage and, in the second quarter of 2010, Fannie Mae eliminated its reduced coverage program. In 2011 nearly all of our volume was on loans with GSE standard coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to the GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects. See the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A for a discussion of how potential changes in the GSEs’ business practices could affect us.

The capital markets and their participants have historically competed with mortgage insurers by offering alternative products and services and may further develop as competitors to private mortgage insurers in ways we cannot predict. Competition from such alternative products and services was substantial prior to 2007 but declined materially in late 2007 and their presence was insignificant in 2008 through 2011.

Prior to 2008, we and other mortgage insurers also competed with transactions structured to avoid mortgage insurance on low down payment mortgage loans. These transactions include self-insuring, and “80-10-10” and similar loans (generally referred to as “piggyback loans”), which are loans comprised of both a first and a second mortgage (for example, an 80% loan-to-value ratio first mortgage and a 10% loan-to-value ratio second mortgage), with the loan-to-value ratio of the first mortgage below what investors require for mortgage insurance, compared to a loan in which the first mortgage covers the entire borrowed amount (which in the preceding example would be a 90% loan-to-value ratio mortgage). Competition from piggyback structures was substantial prior to 2007 but declined materially later in 2007, and declined further in 2008 and remained low in 2009 through 2011.

The private mortgage insurance industry is highly competitive. We believe that we currently compete with other private mortgage insurers based on underwriting guidelines, pricing, issuer financial strength ratings, customer relationships, name recognition, reputation, the ancillary products and services provided to lenders (including contract underwriting services), the strength of management teams and field organizations, the depths of databases covering insured loans and the effective use of technology and innovation in the delivery and servicing of insurance products. Our relationships with our customers could be adversely affected by a variety of factors, including rescission of coverage on loans that affects the customer and our decision to discontinue ceding new business under excess of loss captive reinsurance programs. In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after it ceased doing business with us. See the risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” in Item 1A as well as Item 3, “Legal Proceedings,” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A.

The U.S. private mortgage insurance industry currently consists of six active mortgage insurers and their affiliates. The newest mortgage insurer began to write new business in 2010 and has reported that JPMorgan Chase, one of our customers, is an investor. The names of these mortgage insurers can be found in “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A. At December 31, 2011, we had the largest book of direct primary insurance in force. According to Inside Mortgage Finance, through 2010, we had been the largest private mortgage insurer (as measured by new insurance written) for more than ten years. It appears that in 2011, we had the third largest market share (as measured by new insurance written), with our market share decreasing to approximately 20.4% from 22.0% in 2010 and 26.0% in 2009. During the third quarter, two of our competitors stopped writing new business and, based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. For more information regarding these competitors see our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” Most of the market share of these two former competitors has gone to other mortgage insurers and not to us because, among other reasons, some competitors have materially lower premiums than we do on single premium policies, one of these competitors also uses a risk weighted pricing model that typically results in lower premiums than we charge on certain loans and one of these competitors has effectively delegated underwriting to the GSEs. We continuously monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted as long as they meet our return hurdles. In the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. Loans with credit scores of 760 or higher represented approximately 55% of our new insurance written in 2011. If the lower premium rates had been in place during 2011, our average premium rate on new business would have decreased from approximately 61 basis points to approximately 57 basis points, all other things being equal. While a decrease in premium rates on a significant portion of our new insurance written will reduce revenue, it is possible that our new insurance written will increase in the future as a result of the lower premium rates and it is unclear what the net effect of the changes will be on our future premiums.

The mortgage insurance industry historically viewed a financial strength rating of Aa3/AA- as critical to writing new business. At the time that this annual report was finalized, the financial strength of MGIC, our principal mortgage insurance subsidiary, was rated B1 by Moody’s Investors Service (the outlook for this rating is negative) and B by Standard & Poor’s Rating Services (the outlook for this rating is negative). In January 2010, at our request, Fitch Ratings withdrew its ratings of MGIC. MGIC could be further downgraded by either or both of these rating agencies. As a result of MGIC’s financial strength rating being below Aa3/AA-, it is operating with each GSE as an eligible insurer under a remediation plan. For further information about the importance of MGIC’s ratings, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.

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

Beginning in late 2007, we implemented a series of changes to our underwriting guidelines that were designed to improve the risk profile of our new business. The changes primarily affect borrowers who have multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorize as higher risk and the changes included the creation of “restricted markets.” Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. For information about changes to our underwriting guidelines, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — New insurance written” in Item 7.

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

The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default, or default rate, as of December 31, 2007-2011:

Default Statistics for the MGIC Book

	December 31,
	2011	2010	2009	2008	2007

PRIMARY INSURANCE
Insured loans in force	1,090,086	1,228,315	1,360,456	1,472,757	1,437,432
Loans in default(1)	175,639	214,724	250,440	182,188	107,120
Default rate – all loans	16.11%	17.48%	18.41%	12.37%	7.45%
Flow loans in default	134,101	162,621	185,828	122,693	61,352
Default rate – flow loans	13.79%	14.94%	15.46%	9.51%	4.99%
Bulk loans in force	117,573	139,446	158,089	182,268	208,903
Bulk loans in default(2)	41,538	52,103	64,612	59,495	45,768
Default rate – bulk loans	35.33%	37.36%	40.87%	32.64%	21.91%
Prime loans in default(3)	112,403	134,787	150,642	95,672	49,333
Default rate – prime loans	12.20%	13.11%	13.29%	7.90%	4.33%
A-minus loans in default(3)	25,989	31,566	37,711	31,907	22,863
Default rate – A-minus loans	35.10%	36.69%	40.66%	30.19%	19.20%
Subprime loans in default(3)	9,326	11,132	13,687	13,300	12,915
Default rate – subprime loans	43.60%	45.66%	50.72%	43.30%	34.08%
Reduced documentation loans delinquent(4)	27,921	37,239	48,400	41,309	22,009
Default rate – reduced doc loans	37.96%	41.66%	45.26%	32.88%	15.48%
POOL INSURANCE
Insured loans in force	374,228	468,361	526,559	603,332	757,114
Loans in default	32,971	43,329	44,231	33,884	25,224
Percentage of loans in default (default rate)	8.81%	9.25%	8.40%	5.62%	3.33%

General Notes: (a) For the information presented for 2011 and 2010, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.” For the information presented prior to 2010, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. This change made our reporting consistent with the FICO credit scores that we use for underwriting purposes. (b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums. In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insured loans in force. Loans where servicers have stopped paying premiums include 9,598 defaults with a risk of $486 million as of December 31, 2011. (c) During the 4th quarter of 2011 we conducted a review of our single life of loan policies and concluded that approximately 21,000 of these policies were no longer in force, and as a result we canceled these policies with insurance in force of approximately $2.3 billion and risk in force of approximately $0.5 billion. It may be possible that some of these policies will be reinstated based on information subsequently provided by our customers.

(1) At December 31, 2011, 2010, 2009, 2008 and 2007, 30,250, 36,066, 45,907, 45,482 and 39,704 loans in default, respectively, related to Wall Street bulk transactions and at December 31, 2011, 2010, 2009, 2008 and 2007, 12,610, 20,898, 16,389, 13,275 and 5,055 loans in default, respectively, were in our claims received inventory.

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

Different areas of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of primary loans we insured that were in default as of December 31, 2011, 2010 and 2009 for the 15 states for which we paid the most losses during 2011:

State Default Rates

	December 31,
	2011	2010	2009
California	20.71%	27.30%	34.22%
Florida	39.51	41.00	42.61
Arizona	21.91	30.81	33.55
Michigan	14.43	17.48	19.25
Nevada	35.08	41.07	42.01
Georgia	17.72	20.85	22.38
Texas	10.00	11.31	12.11
Illinois	22.37	21.96	21.70
Ohio	12.91	13.67	13.97
Washington	15.08	15.73	14.44
Virginia	12.36	15.07	16.90
Minnesota	13.01	15.38	18.12
Colorado	10.37	13.62	14.58
Maryland	21.63	22.15	23.91
Wisconsin	10.47	11.17	11.35
All other states	13.68	13.90	14.01

The primary default inventory in those same states as of December 31, 2011, 2010 and 2009 appears in the table below.

Primary Default Inventory by State

	December 31,
	2011	2010	2009
California	9,542	14,070	19,661
Florida	27,533	32,788	38,924
Arizona	3,809	6,781	8,791
Michigan	7,269	10,278	12,759
Nevada	3,001	4,729	5,803
Georgia	6,744	9,117	10,905
Texas	8,961	11,602	13,668
Illinois	11,420	12,548	13,722
Ohio	8,357	9,850	11,071
Washington	3,467	3,888	3,768
Virginia	2,647	3,627	4,464
Minnesota	2,778	3,672	4,674
Colorado	2,003	2,917	3,451
Maryland	3,869	4,264	4,940
Wisconsin	3,945	4,519	4,923
All other states	70,294	80,074	88,916
	175,639	214,724	250,440

Claims. Claims result from defaults that are not cured. Whether a claim results from an uncured default depends, in large part, on the borrower’s equity in the home at the time of default, the borrower’s or the lender’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage and the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the default. Various factors affect the frequency and amount of claims, including local housing prices and employment levels, and interest rates. If a default goes to claim, any premium collected from the time of default to time of the claim payment is returned to the servicer along with the claim payment. This results in a reduction to premiums written and earned.

Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the underlying property (typically through foreclosure). Depending on the applicable state foreclosure law, generally at least twelve months pass from the date of default to payment of a claim on an uncured default. The rate at which claims are received and paid has slowed in recent years due to various state and lender foreclosure moratoriums and suspensions, servicing delays including as a result of attempts to modify loans, fraud investigations by us, our pursuit of mitigation opportunities and a lack of capacity in the court systems.

Within 60 days after a claim has been filed and all documents required to be submitted to us have been delivered, we have the option of either (1) paying the coverage percentage specified for that loan, with the insured retaining title to the underlying property and receiving all proceeds from the eventual sale of the property (we have elected this option for the vast majority of claim payments in the recent past), or (2) paying 100% of the claim amount in exchange for the lender’s conveyance of good and marketable title to the property to us. After we receive title to properties, we sell them for our own account.

Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are typically received during the first two years following issuance of coverage on a loan. This is typically followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination. Thereafter, the number of claims typically received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or housing price depreciation. Due in part to the subprime component of loans insured in Wall Street bulk transactions, the peak claim period for bulk loans has generally occurred earlier than for flow loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. We are currently seeing such performance as it relates to delinquencies from our older books and all of our books are being affected by the condition of the economy and housing price depreciation. As of December 31, 2011, 22% of our primary insurance in force was written subsequent to December 31, 2008, 37% was written subsequent to December 31, 2007, and 63% was written subsequent to December 31, 2006. See “Our Products and Services - Mortgage Insurance - Insurance In Force by Policy Year” above.

Another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan and local market conditions. The primary average claim paid on the MGIC Book was $49,887 for 2011, compared to $50,173 for 2010, $52,627 for 2009, $52,239 for 2008, and $37,165 in 2007. The increase in the average claim paid in 2008 through 2011 compared to 2007 was primarily a result of higher loan exposures on paid claims. The decrease in average claim paid in 2010 and 2011 compared to 2009 was primarily a result of flow claims being a higher percentage of claims paid in 2010 and 2011 compared to 2009; flow claims have lower average loan amounts and coverage percentages than bulk loans.

Information about net claims we paid during 2011, 2010 and 2009 appears in the table below.

Net paid claims (In millions)
	2011	2010	2009
Prime (FICO 620 & >)	$1,772	$1,400	$831
A-Minus (FICO 575-619)	283	265	231
Subprime (FICO < 575)	70	77	95
Reduced doc (All FICOs)(1)	429	451	388
Pool	480	177	99
Other	6	3	5
Direct losses paid	$3,040	$2,373	$1,649
Reinsurance	(140)	(126)	(41)
Net losses paid	$2,900	$2,247	$1,608
LAE	60	71	60
Net losses and LAE before terminations	$2,960	$2,318	$1,668
Reinsurance terminations	(39)	(38)	(119)
Net losses and LAE paid	$2,921	$2,280	$1,549

(1)
In this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

Primary claims paid for the top 15 states (based on 2011 paid claims) and all other states for the years ended December 31, 2011, 2010 and 2009 appear in the table below.

Primary paid claims by state (In millions)

	2011	2010	2009
California	$357	$288	$253
Florida	303	340	195
Arizona	203	156	110
Michigan	138	130	111
Nevada	134	95	75
Georgia	130	97	62
Texas	108	87	51
Illinois	101	91	59
Ohio	76	68	54
Washington	74	41	21
Virginia	66	57	48
Minnesota	65	56	52
Colorado	54	38	27
Maryland	51	50	25
Wisconsin	46	36	24
All other states	648	563	378
Total	$2,554	$2,193	$1,545
Other (Pool, LAE, Reinsurance)	367	87	4
Net losses and LAE paid	$2,921	$2,280	$1,549

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, policy rescissions and claim denials, which we collectively refer to as “rescissions” and variations of this term, were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. For further information about our recent rescission rates, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Consolidated Operations — Losses – Losses Incurred” in Item 7. We continue to expect that the percentage of claims that will be resolved through rescissions will continue to decline. For further information, see our risk factor titled “Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper” in Item 1A.

When we rescind coverage, we return all premiums previously paid to us under the policy and are relieved of our obligation to pay a claim under the policy, although if the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. Countrywide has filed a lawsuit against MGIC alleging that MGIC has denied, and continues to deny, valid mortgage insurance claims. MGIC has filed an arbitration case against Countrywide regarding rescissions and Countrywide has responded seeking damages, including exemplary damages. For more information about this lawsuit and arbitration case, see the risk factor titled, “Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper” in Item 1A as well as Item 3, “Legal Proceedings.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. Any definitive agreement with these customers would be subject to GSE approval. One GSE has approved one of our settlement agreements, but this agreement remains subject to the approval of the other GSE. We believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at December 31, 2011. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at December 31, 2011. There can be no assurances that both GSEs will approve any settlement agreements and the GSEs may approve some of our settlement agreements and reject others based on the specific terms of those agreements.

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

In the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. Therefore, in addition to our substantial pipeline of claims investigations, we have a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expect will eventually result in rescissions. We continue to expect that the percentage of claims that will be resolved through rescissions will continue to decline after resolution of the rebuttal pipeline.

One of the loss mitigation techniques available to us is obtaining a deficiency judgment against the borrower and attempting to recover some or all of the paid claim from the borrower. Various factors, including state laws that limit or eliminate our ability to pursue deficiency judgments and borrowers’ financial conditions, have limited our recoveries in recent years to less than one-half of 1% of our paid claims.

Loss Reserves and Premium Deficiency Reserve

A significant period of time typically elapses between the time when a borrower defaults on a mortgage payment, which is the event triggering a potential future claim payment by us, the reporting of the default to us, the acquisition of the property by the lender (typically through foreclosure) and the eventual payment of the claim related to the uncured default or a rescission. To recognize the liability for unpaid losses related to outstanding reported defaults, or default inventory, we establish loss reserves, representing the estimated percentage of defaults which will ultimately result in a claim, which is known as the claim rate, and the estimated severity of the claims which will arise from the defaults included in the default inventory. Our loss reserve estimates are established based upon historical experience, including rescission activity. In accordance with GAAP for the mortgage insurance industry, we generally do not establish loss reserves for future claims on insured loans that are not currently in default.

We also establish reserves to provide for the estimated costs of settling claims, general expenses of administering the claims settlement process, legal fees and other fees (“loss adjustment expenses”), and for losses and loss adjustment expenses from defaults that have occurred, but which have not yet been reported to us.

Our reserving process bases our estimates of future events on our past experience. However, estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree. For further information, see our risk factors in Item 1A, including the ones titled “Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses, losses may have a disproportionate adverse effect on our earnings in certain periods,” “Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves” and “Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper.”

After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date. We establish a premium deficiency reserve, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established reserves. In the fourth quarter of 2007, we recorded a premium deficiency reserve of $1,211 million relating to Wall Street bulk transactions remaining in our insurance in force. As of December 31, 2011, this premium deficiency reserve was $135 million.

For further information about loss reserves and the premium deficiency reserve, see “Management’s Discussion and Analysis—Results of Consolidated Operations—Losses” in Item 7 and Note 9, “Loss reserves,” and Note 10, “Premium deficiency reserve,” to our consolidated financial statements in Item 8.

C. Investment Portfolio

Policy and Strategy

At December 31, 2011, the fair value of our investment portfolio and cash and cash equivalents was approximately $6.8 billion. As of December 31, 2011, approximately $487 million of our portfolio was held at the parent company level and the remainder of our portfolio was held by our subsidiaries, primarily MGIC. The portion of our portfolio that is held at the parent company level is held in fixed income securities, 97% of which are rated “A” or better by at least one of the nationally recognized statistical rating organizations. The portfolio is invested primarily in corporate, government, and taxable municipal securities.

Approximately 52% of our investment portfolio is managed by Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion of our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

Our current policies emphasize preservation of capital, as well as total return. Therefore, our investment portfolio consists almost entirely of high-quality, investment grade, fixed-income securities. During 2011 we elected to realize $142.7 in net realized gains given the favorable market conditions. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce the proportion of our investment portfolio in tax exempt municipal securities while increasing the proportion of taxable securities. For statutory purposes, investments are generally held at amortized cost, therefore the realized gains increased our statutory policyholder’s position or statutory capital. We plan to realize additional gains in 2012. Our investment policies in effect at December 31, 2011 limit investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. At that date, the maximum aggregate book value of the holdings of a single obligor was:

U.S. government securities	No limit
Pre-refunded municipals escrowed in Treasury securities	No limit, subject to liquidity considerations
U.S. government agencies (in total)(1)	15% of portfolio market value
Securities rated “AA” or “AAA”	3% of portfolio market value
Securities rated “Baa” or “A”	2% of portfolio market value

(1)	As used with respect to our investment portfolio, U.S. government agencies include GSEs (which, in the sector table below are included as part of U.S. Treasuries) and Federal Home Loan Banks.

At December 31, 2011, approximately 90% of our total fixed income investment portfolio was invested in securities rated “A” or better, with 37% rated “AAA” and 26% rated “AA,” in each case by at least one nationally recognized securities rating organization. For information related to the portion of our investment portfolio that is insured by financial guarantors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” in Item 7.

Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.

Investment Operations

At December 31, 2011, tax exempt municipal securities represented 22%, and taxable municipal securities represented 13%, of the fair value of our total investment portfolio and derivative financial instruments in our investment portfolio were immaterial. During 2011 we continued to shift our portfolio to a higher concentration of taxable securities, as reflected in the table below. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 21%, 33%, 16% and 30%, respectively, of the total fair value of our investment in debt securities. Auction rate and mortgage-backed securities represented 3% and 12%, respectively, of the total fair value of our investment in debt securities. Our pre-tax yield for 2011, excluding cash and cash equivalents, was 2.8%, compared to a pre-tax yield of 3.0% in 2010 and 4.0% in 2009. Our pre-tax yield for 2011, including cash and cash equivalents, was 2.4%, compared to a pre-tax yield of 2.6% in 2010 and 3.6% in 2008.

Our ten largest holdings at December 31, 2011 appear in the table below:

Fair Value
(In thousands)
1. General Electric Capital Corp.	$67,842
2. Illinois State – (Issuer 452151)	57,636
3. Illinois State – (Issuer 452152)	54,094
4. Credit Suisse Group New York	44,052
5. Berkshire Hathaway Financial	43,214
6. New York NY	43,141
7. Penn State Higher Educ Assist	40,270
8. New York NY City Transitional	38,657
9. North Texas Twy Authority	37,961
10. Anheuser-Busch Inbev	36,159
$463,026

Note: This table excludes securities issued by U.S. government, U.S. government agencies, GSEs and the Federal Home Loan Banks.

The sectors of our investment portfolio at December 31, 2011 appear in the table below:

Percentage of Portfolio’s Fair Value
1. Corporate	29%
2. Tax-Exempt Municipals	22
3. Asset Backed (see note below)	15
4. Taxable Municipals	13
5. U.S. Treasuries (incl FDIC-guaranteed)	12
6. Student Loans	3
7. Foreign	3
8. Escrowed / Prerefunded Municipals	3
100.0%

Note: GNMA pass through certificates represent approximately one-half of the asset backed securities.

For further information concerning investment operations, see Note 6, “Investments,” to our consolidated financial statements in Item 8.

D. Regulation

Direct Regulation

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In addition, we are uncertain whether the CFPB, established by the Dodd-Frank Act to regulate the offering and provision of consumer financial products or services under federal law, will issue any rules or regulations that affect our business apart from any action it may take as a result of its investigation of captive mortgage reinsurance. Such rules and regulations could have a material adverse effect on us.

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

Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators. See our risk factor “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A and “Management’s Discussion and Analysis — Liquidity and Capital Resources - Capital” in Item 7 for information about regulations governing our capital adequacy, information about our current capital and our expectations regarding our future capital position.

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

Wisconsin’s insurance regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the Office of the Commissioner of Insurance of Wisconsin. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities. In addition, the insurance regulations of other states in which MGIC and/or MIC are licensed insurers require notification to the state’s insurance department a specified time before a person acquires control of us. If regulators in these states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated. For further information about regulatory proceedings applicable to us and our industry, see “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” in Item 1A.

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs. These requirements are subject to change from time to time. Currently, both MGIC and MIC are approved mortgage insurers for both Freddie Mac and Fannie Mae but their longer term eligibility could be negatively affected as discussed, under “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” and “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.

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

Subject to certain exceptions, in general, RESPA prohibits any person from giving or receiving any “thing of value” pursuant to an agreement or understanding to refer settlement services. See “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.” in Item 1A.

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

E. Employees

At December 31, 2011, we had approximately 920 full- and part-time employees, of whom approximately 24% were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” employees has ranged from fewer than 70 to more than 220.

F. Website Access

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

Forward Looking Statements and Risk Factors

As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires, and “MGIC” refers to Mortgage Guaranty Insurance Corporation.

Our actual results could be affected by the risk factors below. These risk factors are an integral part of this annual report. These risk factors may also cause actual results to differ materially from the results contemplated by forward looking statements that we may make. Forward looking statements consist of statements which relate to matters other than historical fact, including matters that inherently refer to future events. Among others, statements that include words such as “believe,” “anticipate,” “will” or “expect,” or words of similar import, are forward looking statements. We are not undertaking any obligation to update any forward looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward looking statements or other statements were made. No reader of this annual report should rely on these statements being current at any time other than the time at which this annual report was filed with the Securities and Exchange Commission.

Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.

The insurance laws or regulations of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires us to maintain a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

In December 2011, our holding company, MGIC Investment Corporation, contributed $200 million to increase the statutory capital of MGIC. (As of December 31, 2011, there was $487 million of cash and investments at our holding company). At December 31, 2011, MGIC’s risk-to-capital ratio was 20.3 to 1 and its policyholder position exceeded the MPP by $185 million. We currently expect MGIC’s risk-to-capital to exceed 25 to 1 in the second half of 2012. At December 31, 2011, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 22.2 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

The National Association of Insurance Commissioners (“NAIC”) adopted Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) effective January 1, 2012. As MGIC approaches a risk-to-capital ratio of 25 to 1, under SSAP No. 101, the benefit to statutory capital allowed for deferred tax assets will be eliminated. Effectively, MGIC’s risk-to-capital ratio, computed while excluding any deferred tax assets from the capital base, must be under 25 to 1 in order to include such deferred tax assets in the amount of available statutory capital. Any exclusion of these assets would negatively impact our statutory capital for purposes of calculating compliance with the Capital Requirements. At December 31, 2011, deferred tax assets of $142 million were included in MGIC’s statutory capital. For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could result in material non-compliance with Capital Requirements, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “— We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “— The settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007, may not be finalized.” As discussed below, in accordance with Accounting Standards Codification (“ASC”) 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in litigation or other dispute resolution proceedings. An accrual, if one was required and depending on the amount, could result in material non-compliance with Capital Requirements.

Although we currently meet the Capital Requirements of the jurisdictions in which we write business, in December 2009, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, its Capital Requirements. On January 23, 2012, the OCI issued an order (the “New Order”) waiving, until December 31, 2013, its Capital Requirements. In place of the Capital Requirements, the New Order provides, as did the prior order, that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. Pursuant to the New Order, MGIC contributed $200 million to MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, in January 2012, as part of the plan discussed below to write new mortgage insurance in MIC in certain jurisdictions.

The New Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the New Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the New Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, excluding MIC and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of December 31, 2011, “Liquid Assets” were approximately $6.4 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after December 31, 2011 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “— We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “— The settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007, may not be finalized.”

MGIC previously applied for waivers in all jurisdictions besides Wisconsin that have Capital Requirements and received waivers from some of them. Most of the waivers that MGIC received expired December 31, 2011. We expect to reapply for waivers in all other jurisdictions that have Capital Requirements, and whose laws allow waivers (“Waiver Jurisdictions”), before they are needed. Some jurisdictions denied our original request for a waiver and others may deny future requests. The OCI and insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. Any modification or extension of the Keepwell Provision requires our written consent. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC does not comply with the Capital Requirements unless MGIC obtained additional capital to enable it to comply with the Capital Requirements. New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in each of 2010 and 2011. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business.

We cannot assure you that all Waiver Jurisdictions will grant a waiver of their Capital Requirements, the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires, or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. Depending on the circumstances, the amount of additional capital we might need could be substantial. See “— Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.”

We have implemented a plan to write new mortgage insurance in MIC in selected jurisdictions in order to address our expectation that in the future MGIC will not meet the Capital Requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which Capital Requirements are present. As of December 31, 2011, MIC had statutory capital of $234 million (which does not include the $200 million contribution that was made in January 2012, in accordance with the New Order). MIC has received the necessary approvals, including from the OCI, to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet Capital Requirements and obtain waivers of those requirements. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to insure loans purchased or guaranteed by Fannie Mae or Freddie Mac. If this were to occur, we would need to seek the GSEs’ approval to allow MIC to write business in those jurisdictions. MIC has obtained the appropriate licenses to write business in all jurisdictions.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae under which MGIC agreed to contribute $200 million to MIC (which MGIC did in 2009) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011. On January 23, 2012, we, MGIC and MIC, entered into a new agreement with Fannie Mae (the “Fannie Mae Extension”) under which we agreed to contribute $200 million to increase the statutory capital of MGIC (our $200 million contribution in December 2011 met this requirement), MGIC agreed to contribute $200 million to MIC on or before January 31, 2012, which MGIC did, and Fannie Mae extended its approval of MIC as an eligible mortgage insurer through December 31, 2013. Under the Fannie Mae Extension, MIC will be eligible to write mortgage insurance only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and if MGIC fails to obtain relief from those requirements or a specific waiver of them. The Fannie Mae Extension, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2012. Such conditions include the continued effectiveness of the OCI’s New Order and the continued applicability of the Keepwell Provisions in the New Order. As noted above, we cannot assure you that the OCI will not modify or revoke the New Order, or that it will renew it when it expires.

On February 11, 2010, Freddie Mac notified MGIC that it may utilize MIC to write new business in jurisdictions in which MGIC does not meet Capital Requirements and does not obtain appropriate waivers of those requirements. Freddie Mac’s approval, scheduled to expire December 31, 2012, contained various conditions to MIC’s eligibility, including that MIC could not be capitalized with more than the $200 million contribution made in 2009, without prior approval from Freddie Mac. On January 23, 2012, Freddie Mac agreed to modify its approval in order to allow the $200 million contribution from MGIC to MIC that is provided for in the New Order and the Fannie Mae Extension (the “Freddie Mac Approval”).

Under the Freddie Mac Approval, MIC may write business only in those jurisdictions where MGIC does not meet the Capital Requirements and does not obtain appropriate waivers of those requirements. Freddie Mac anticipates that MGIC will obtain waivers of the minimum capital requirements of most jurisdictions that have such requirements. Therefore, as of the date of the Freddie Mac Approval, approval of MIC as an eligible mortgage insurer is only given for New York, Kansas, Kentucky, Idaho and Puerto Rico. The Freddie Mac Approval, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the SEC on January 24, 2012. Such conditions include requirements that MGIC contribute $200 million to MIC on or before January 31, 2012, which MGIC did; MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC; while MIC is writing new business under the Freddie Mac approval, MIC may not exceed a risk-to-capital ratio of 20:1; MGIC and MIC comply with all terms and conditions of the New Order and the New Order remain effective. As noted above, we cannot assure you that the OCI will not modify or revoke the New Order, or that it will renew it when it expires. As noted above, Freddie Mac has approved MIC as a Limited Insurer only through December 31, 2012 and Freddie Mac may modify the terms and conditions of its approval at any time without notice and may withdraw its approval of MIC as an eligible insurer at any time in its sole discretion. Unless Freddie Mac extends the term of its approval of MIC, whether MIC will continue as an eligible mortgage insurer after December 31, 2012 will be determined by Freddie Mac’s mortgage insurer eligibility requirements then in effect. For more information, see “— MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

In 2011, one of our competitors, Republic Mortgage Insurance Company (“RMIC”), ceased writing new insurance commitments after the waiver of Capital Requirements that it received from its domiciliary state expired. In early 2012, RMIC was placed under the supervision of the insurance department of its domiciliary state and that insurance department issued a partial claim payment plan, under which RMIC’s claim payments will be made at 50% for an initial period not to exceed one year, with the remaining amount deferred. In 2011, another competitor, PMI Mortgage Insurance Co. (“PMI”) and the subsidiary it established to write new business if PMI was no longer able to do so, ceased issuing new mortgage insurance commitments when PMI was placed under the supervision of the insurance department of its domiciliary state. Later that year, the insurance department took possession and control of PMI and issued a partial claim payment plan, under which PMI’s claim payments will be made at 50%, with the remaining amount deferred. (PMI’s parent company subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.)

A failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity; the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received; future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”)

The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. The following table shows the percentage of our new risk written by LTV for 2011 and 2010.

	Percentage of new risk written
	2011	2010
LTV:
80% and under	0%	0%
80.1% - 85%	6%	7%
85.1% - 90%	41%	48%
90.1% - 95%	50%	44%
95.1% - 97%	3%	1%
> 97%	0%	0%

The regulators requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90%, higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in 2011 was on loans that would have met the alternative QRM definition.

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

The FHA substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers. However, the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), may allow us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, the FHA’s share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs; potential increases in guarantee fees charged by the GSEs, including those that are scheduled to occur in April 2012; changes to the FHA’s annual premiums that are expected to be phased in over the next two years; and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

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

•	the terms on which mortgage insurance coverage can be canceled before reaching the cancellation thresholds established by law,

•	the programs established by the GSEs intended to avoid or mitigate loss on insured mortgages and the circumstances in which mortgage servicers must implement such programs,

•	the terms that the GSEs require to be included in mortgage insurance policies for loans that they purchase, and

•
the extent to which the GSEs intervene in mortgage insurers’ rescission practices or rescission settlement practices with lenders. For additional information, see “— Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper.”

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

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2011, nearly all of our volume was on loans with GSE standard coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.

The majority of our insurance written is for loans sold to Fannie Mae and Freddie Mac, each of which has mortgage insurer eligibility requirements to maintain the highest level of eligibility, including a financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements of Fannie Mae and Freddie Mac (its financial strength rating from Moody’s is B1, with a negative outlook, and from Standard & Poor’s is B, with a negative outlook), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction with a mortgage insurer and MGIC will continue to operate under a remediation plan for the foreseeable future. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan. In particular, the GSEs are currently in discussions with mortgage insurers regarding their standard mortgage insurer eligibility requirements and may make changes to them in the near future that may make them more stringent than the current requirements. The GSEs may include the eligibility requirements, as finally adopted, as part of our current remediation plan. If MGIC ceases to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.

For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, we had a net loss of $0.5 billion, $0.4 billion, $1.3 billion, $0.5 billion and $1.7 billion, respectively. We currently expect to continue to report annual net losses, the size of which will depend primarily on the amount of our incurred and paid losses from our existing business, which could increase due to developments in ongoing legal proceedings related to rescissions and the disagreement with Freddie Mac regarding the interpretation of a pool policy (see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future”), and to a lesser extent on the amount and profitability of our new business. Our incurred and paid losses are dependent on factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. Although we currently expect to return to profitability on an annual basis, we cannot assure you when, or if, this will occur. Conditions that could delay our return to profitability include low housing values, high unemployment rates, low cure rates, changes to our current rescission practices and unfavorable resolution of ongoing legal proceedings. In this regard, see “— Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper” and “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.” The net losses we have experienced have eroded, and any future net losses will erode, our shareholders’ equity and could result in equity being negative.

Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper.

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in 2011, rescissions mitigated our paid losses by approximately $0.6 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 17% to 20% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. In the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. Therefore, in addition to our substantial pipeline of claims investigations, we have a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expect will eventually result in rescissions. We continue to expect that the percentage of claims that will be resolved through rescissions will continue to decline after resolution of the rebuttal pipeline. See the table labeled “Ever-To-Date Rescission Rates on Primary Claims Received” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Losses-Losses incurred,” in Item 7.

Our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we expect to pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. See “—Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.” We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. At December 31, 2011, we had 175,639 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. Any definitive agreement with these customers would be subject to GSE approval. One GSE has approved one of our settlement agreements, but this agreement remains subject to the approval of the other GSE. We believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at December 31, 2011. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at December 31, 2011. There can be no assurances that both GSEs will approve any settlement agreements and the GSEs may approve some of our settlement agreements and reject others based on the specific terms of those agreements.

We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On December 11, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. On December 30, 2011, a similar complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania by different plaintiffs against the same seven mortgage insurers and another large lender. The complaints in both cases alleged various causes of action related to the captive mortgage reinsurance arrangements of these two mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. The named plaintiffs’ loans were not insured by MGIC. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In June 2005, in response to a letter from the New York Insurance Department (now known as the New York Department of Financial Services), we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, we provided the MN Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MN Department, and beginning in March 2008, the MN Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions, including as recently as May 2011.

In addition, beginning in June 2008, and as recently as December 2011, we received various subpoenas from the U.S. Department of Housing and Urban Development (“HUD”), seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested certain information regarding captive mortgage reinsurance transactions in which we participated. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief, including civil penalties and injunctions against violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In addition, we are uncertain whether the CFPB, established by the Dodd-Frank Act to regulate the offering and provision of consumer financial products or services under federal law, will issue any rules or regulations that affect our business apart from any action it may take as a result of its investigation of captive mortgage reinsurance. Such rules and regulations could have a material adverse effect on us.

In September 2010, a housing discrimination complaint was filed against MGIC with HUD alleging that MGIC violated the Fair Housing Act and discriminated against the complainant on the basis of her sex and familial status when MGIC underwrote her loan for mortgage insurance. In May 2011, HUD commenced an administrative action against MGIC and two of its employees, seeking, among other relief, aggregate fines of $48,000. The HUD complainant elected to have charges in the administrative action proceed in federal court and in July 2011, the U.S. Department of Justice (“DOJ”) filed a civil complaint in the U.S. District Court for the Western District of Pennsylvania against MGIC and these employees on behalf of the complainant. The complaint seeks redress for the alleged housing discrimination, including compensatory and punitive damages for the alleged victims and a civil penalty payable to the United States. MGIC denies that any unlawful discrimination occurred and disputes many of the allegations in the complaint.

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

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) in June 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaints’ allegations regarding C-BASS. Our motion to dismiss the Complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. In December 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice. In January 2011, the plaintiffs appealed the February 2010 and December 2010 decisions to the United States Court of Appeals for the Seventh Circuit; during oral argument before the Appeals Court regarding the case on January 12, 2012, the plaintiffs confirmed the appeal was limited to issues regarding C-BASS. In June 2011, the plaintiffs filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. We are opposing this motion and the matter is awaiting decision by the District Court. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

We understand several law firms have, among other things, issued press releases to the effect that they are investigating us, including whether the fiduciaries of our 401(k) plan breached their fiduciary duties regarding the plan’s investment in or holding of our common stock or whether we breached other legal or fiduciary obligations to our shareholders. We intend to defend vigorously any proceedings that may result from these investigations.

With limited exceptions, our bylaws provide that our officers and 401(k) plan fiduciaries are entitled to indemnification from us for claims against them.

In December 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the insurance policies at issue. In October 2011, the United States District Court for the Northern District of California, to which the case had been removed, entered an order staying the litigation in favor of the arbitration proceeding we commenced against Countrywide in February 2010.

In the arbitration proceeding, we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. From January 1, 2008 through December 31, 2011, rescissions of Countrywide-related loans mitigated our paid losses on the order of $435 million. This amount is the amount we estimate we would have paid had the loans not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72,100. Various materials exchanged by MGIC and Countrywide bring into the dispute loans we did not previously consider to be Countrywide-related and loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts under policies it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage. While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans was scheduled to begin in September 2012, but we and Countrywide have agreed that the parties will take steps to delay the hearing at least 60 days.

We intend to defend MGIC against any further proceedings arising from Countrywide’s complaint and to advocate MGIC’s position in the arbitration, vigorously. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding. An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital. In this regard, see “— Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

At December 31, 2011, 38,127 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory). Of these 38,127 loans, we expect a significant portion will cure their delinquency or be rescinded and will not involve paid claims. From January 1, 2008 through December 31, 2011, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 78% were paid and the remaining 22% were rescinded.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. From January 1, 2008 through December 31, 2011, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.6 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At December 31, 2011, we estimate that our total loss reserves were benefited from rescissions by approximately $0.7 billion.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations and pre-rescission rebuttals (including those involving loans related to Countrywide) that we expect will eventually result in future rescissions. For additional information about rescissions as well as rescission settlement agreements, see “— Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper.”

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under certain pool insurance policies insuring Freddie Mac that share a single aggregate loss limit. We believe the initial aggregate loss limit for a particular pool of loans insured under a policy decreases to correspond to the termination of coverage for that pool under that policy while Freddie Mac believes the initial aggregate loss limit remains in effect until the last of the policies that provided coverage for any of the pools terminates. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation than under our interpretation. We account for losses under our interpretation although it is reasonably possible that were the matter to be decided by a third party our interpretation would not prevail. The differing interpretations had no effect on our results until the second quarter of 2011. For 2011, our incurred losses would have been $192 million higher in the aggregate had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted. See our risk factor titled, “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters. We have discussed the disagreement with Freddie Mac in an effort to resolve it and expect that these discussions will continue. A specimen of the policies at issue is filed as Exhibit 99.6 to this annual report.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, along with MERS and its other shareholders, are defendants in three lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS.  One of these lawsuits was dismissed by the court in which it was filed and is on appeal.  In addition, our subsidiary as a shareholder of MERS, was a defendant in two other lawsuits that were dismissed by the courts in which they were filed, but those dismissals were not appealed.  The damages sought in all of these actions are substantial.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

The settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007, may not be finalized.

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The IRS assessment related to the REMIC issue is $190.7 million in taxes and penalties. There would also be applicable interest, which may be substantial. Additional state income taxes along with any applicable interest may become due when a final resolution is reached and could also be substantial. We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. Because net operating losses that we incurred in 2009 were carried back to taxable years that were included in the settlement agreement, it was subject to review by the Joint Committee on Taxation of Congress. Following that review, the IRS indicated that it is reconsidering the terms of the settlement. We are attempting to address the IRS’ concerns, but there is a risk that we may not be able to settle the proposed adjustments with the IRS or, alternatively, that the terms of any final settlement will be more costly to us than the currently proposed settlement. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see “— Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.

In accordance with generally accepted accounting principles in the United States, commonly referred to as GAAP, we establish loss reserves only for loans in default. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default that have not yet been reported to us by the servicers (this is often referred to as “IBNR”). We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements, except in the case where a premium deficiency exists. As a result, future losses may have a material impact on future results as such losses emerge.

Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.

We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss on delinquent loans. The estimated claim rates and claim amounts represent our best estimates of what we will actually pay on the loans in default as of the reserve date and incorporate anticipated mitigation from rescissions. We rescind policies and deny claims in cases where we believe our policy allows us to do so. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse development from ongoing dispute resolution proceedings, including those with Countrywide, or from ongoing disagreements over the interpretation of our policy, including those with Freddie Mac related to the computation of the aggregate loss limit under a pool insurance policy. For more information regarding our legal proceedings with Countrywide and the Freddie Mac disagreement, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. Current conditions in the housing and mortgage industries make the assumptions that we use to establish loss reserves more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, a further drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and mitigation from rescissions being materially less than assumed. Changes to our estimates could result in material impact to our results of operations, even in a stable economic environment, and there can be no assurance that actual claims paid by us will not be substantially different than our loss reserves.

Loan modification and other similar programs may not continue to provide material benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified.

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010 and 2011, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion and $1.8 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be. For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 12,290 loans in our primary delinquent inventory at December 31, 2011 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through December 31, 2011 approximately 37,100 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2011 approximately 18% of our primary cures were the result of a modification, with HAMP accounting for approximately 70% of those modifications. By comparison, in 2010, approximately 27% of our primary cures were the result of a modification, with HAMP accounting for approximately 60% of those modifications. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time. Recent announcements by the U.S. Treasury have extended the end date of the HAMP program through 2013, expanded the eligibility criteria of HAMP and increased lenders’ incentives to modify loans through principal forgiveness. Approximately 68% of the loans in our primary delinquent inventory are guaranteed by the GSEs. The GSEs have informed us that they already use expanded criteria (beyond the HAMP guidelines) for determining eligibility for loan modification and currently do not offer principal forgiveness. Therefore, we currently expect new loan modifications will continue to only modestly mitigate our losses in 2012.

In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”). HARP allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow the HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. To incent lenders to allow more current borrowers to refinance their loans, in October 2011, the GSEs and their regulator, FHFA, announced an expansion of HARP. The expansion includes, among other changes, releasing certain representations in certain circumstances benefitting the GSEs. We have agreed to allow these additional HARP refinances, including releasing the insured in certain circumstances from certain rescission rights we would have under our policy. While an expansion of HARP may result in fewer delinquent loans and claims in the future, our ability to rescind coverage will be limited in certain circumstances. We are unable to predict what net impact these changes may have on our incurred or paid losses.

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

Eligibility under certain loan modification programs can also adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices of delinquency increase our incurred losses.

If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues.

The factors that affect the volume of low down payment mortgage originations include:

•	restrictions on mortgage credit due to more stringent underwriting standards, liquidity issues and risk-retention requirements associated with non-QRM loans affecting lenders,

•	the level of home mortgage interest rates and the deductibility of mortgage interest for income tax purposes,

•	the health of the domestic economy as well as conditions in regional and local economies,

•	housing affordability,

•	population trends, including the rate of household formation,

•	the rate of home price appreciation, which in times of heavy refinancing can affect whether refinance loans have loan-to-value ratios that require private mortgage insurance, and

•	government housing policy encouraging loans to first-time homebuyers.

As noted above, the Dodd-Frank Act established the CFPB to regulate the offering and provision of consumer financial products or services under federal law. We are uncertain whether this Bureau will issue any rules or regulations that affect our business or the volume of low down payment home mortgage originations. Such rules and regulations could have a material adverse effect on our financial position or results of operations.

A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance, decrease our new insurance written and reduce our revenues. Such a decline could be caused by, among other things, the definition of “qualified residential mortgages” by regulators implementing the Dodd-Frank Act. See “— The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.”

Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. During 2010 and 2011, approximately 11% and 9%, respectively, of our new insurance written was for loans for which one lender was the original insured, although revenue from such loans was significantly less than 10% of our revenues during each of those periods. Our private mortgage insurance competitors include:

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	CMG Mortgage Insurance Company, and

•	Essent Guaranty, Inc.

As noted above, PMI Mortgage Insurance Company and Republic Mortgage Insurance Company ceased writing business in 2011. Based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. Most of the market share of these two former competitors has gone to other mortgage insurers and not to us because, among other reasons, some competitors have materially lower premiums than we do on single premium policies, one of these competitors also uses a risk weighted pricing model that typically results in lower premiums than we charge on certain loans and one of these competitors has effectively delegated underwriting to the GSEs. We continuously monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted as long as they meet our return hurdles. In the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. Loans with credit scores of 760 or higher represented approximately 55% of our new insurance written in 2011. If the lower premium rates had been in place during 2011, our average premium rate on new business would have decreased from approximately 61 basis points to approximately 57 basis points, all other things being equal. While a decrease in premium rates on a significant portion of our new insurance written will reduce revenue, it is possible that our new insurance written will increase in the future as a result of the lower premium rates and it is unclear what the net effect of the changes will be on our future premiums.

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

We believe some lenders assess a mortgage insurer’s financial strength rating as an important element of the process through which they select mortgage insurers. As a result of MGIC’s less than investment grade financial strength rating, MGIC may be competitively disadvantaged with these lenders. MGIC’s financial strength rating from Moody’s is B1, with a negative outlook, and from Standard & Poor’s is B with a negative outlook. It is possible that MGIC’s financial strength ratings could decline from these levels.

Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing.

Losses result from events that reduce a borrower’s ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home. Housing values may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, liquidity issues and risk-retention requirements associated with non-QRM loans affecting lenders, higher interest rates generally or changes to the deductibility of mortgage interest for income tax purposes, or other factors. The residential mortgage market in the United States has for some time experienced a variety of poor or worsening economic conditions, including a material nationwide decline in housing values, with declines continuing in 2011 in a number of geographic areas. Home values may continue to deteriorate and unemployment levels may remain elevated or increase.

The mix of business we write also affects the likelihood of losses occurring.

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of December 31, 2011, approximately 25.9% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 8.5% had FICO credit scores below 620, and 10.2% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote 4 to the table titled “Default Statistics for the MGIC Book” in “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Defaults” Item 1.B. above.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 4% of the loans we insured in 2010 and fewer than 5% of the loans we insured in 2011. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guideline. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. As noted above in “— Competition or changes in our relationships with our customers could reduce our revenues or increase our losses,” in the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

As of December 31, 2011, approximately 2.6% of our primary risk in force written through the flow channel, and 33.0% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. We believe that when the reset interest rate significantly exceeds the interest rate at loan origination, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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

In January 2008, we announced that we had decided to stop writing the portion of our bulk business that insures loans which are included in Wall Street securitizations because the performance of loans included in such securitizations deteriorated materially in the fourth quarter of 2007 and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. As of December 31, 2007 we established a premium deficiency reserve of approximately $1.2 billion. As of December 31, 2011, the premium deficiency reserve was $134.8 million, which reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves on these bulk transactions.

We continue to experience material losses, especially on the 2006 and 2007 books. The ultimate amount of these losses will depend in part on general economic conditions, including unemployment, and the direction of home prices, which in turn will be influenced by general economic conditions and other factors. Because we cannot predict future home prices or general economic conditions with confidence, there is significant uncertainty surrounding what our ultimate losses will be on our 2006 and 2007 books. Our current expectation, however, is that these books will continue to generate material incurred and paid losses for a number of years. There can be no assurance that an additional premium deficiency reserve on Wall Street Bulk or on other portions of our insurance portfolio will not be required.

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

In early January 2011, the highest court in Massachusetts, a state in which foreclosures are accomplished by private sale rather than judicial action, held the foreclosure laws of that state required a person seeking to foreclose a mortgage to be the holder of the mortgage at the time notice of foreclosure was published. The servicers who had foreclosed in this case did not provide sufficient evidence that they were the holders of the mortgages and therefore they lacked authority to foreclose. Some courts in other jurisdictions have considered similar issues and reached similar conclusions, but other courts have reached different conclusions. These decisions have not had a direct impact on our claims processes or rescissions.

We are susceptible to disruptions in the servicing of mortgage loans that we insure.

We depend on reliable, consistent third-party servicing of the loans that we insure. Over the last several years, the mortgage loan servicing industry has experienced consolidation. The resulting reduction in the number of servicers could lead to disruptions in the servicing of mortgage loans covered by our insurance policies. In addition, current housing market trends have led to significant increases in the number of delinquent mortgage loans requiring servicing. These increases have strained the resources of servicers, reducing their ability to undertake mitigation efforts that could help limit our losses, and have resulted in an increasing amount of delinquent loan servicing being transferred to specialty servicers. The transfer of servicing can cause a disruption in the servicing of delinquent loans. Future housing market conditions could lead to additional increases in delinquencies. Managing a substantially higher volume of non-performing loans could lead to increased disruptions in the servicing of mortgages. Investigations into whether servicers have acted improperly in foreclosure proceedings may further strain the resources of servicers.

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

Our persistency rate was 82.9% at December 31, 2011, compared to 84.4% at December 31, 2010. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003. Future premiums on our insurance in force represent a material portion of our claims paying resources.

Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.

As noted above under “—Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” we may be required to raise additional equity capital. Any such future sales would dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.

We have $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. We have the right, and may elect, to defer interest payable under the debentures in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also converted into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We also have $345 million principal amount of 5% Convertible Senior Notes outstanding. The Senior Notes are convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. We do not have the right to defer interest on these Senior Notes.

Our debt obligations materially exceed our holding company cash and investments

As noted above, our holding company contributed $200 million to its insurance operations in December 2011 to support these operations. After the contribution, at December 31, 2011, we had $487 million in cash and investments at our holding company and our holding company’s debt obligations were $906 million in par value, consisting of $171 million of Senior Notes due in November 2015, $345 million of Convertible Senior Notes due in 2017, and $390 million of Convertible Junior Debentures due in 2063. Annual interest cost on the debt, as of December 31, 2011, was $61 million. Our holding company has no material sources of cash inflows other than investment income. Any additional contributions would further decrease our holding company cash and investments. See Note 8 – “Debt” to our consolidated financial statements in Item 8 for additional information about the holding company’s debt obligations, including restrictive covenants in our Senior Notes and our right to defer interest on our Convertible Junior Debentures.

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

In 1988, the Basel Committee on Banking Supervision (the “Basel Committee”) developed the Basel Capital Accord (Basel I), which set out international benchmarks for assessing banks’ capital adequacy requirements. In June 2005, the Basel Committee issued an update to Basel I (as revised in November 2005, Basel II). Basel II was implemented by many banks in the United States and many other countries in 2009 and 2010. Basel II affects the capital treatment provided to mortgage insurance by domestic and international banks in both their origination and securitization activities.

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

The discussion above does not reflect the release by the Basel Committee in December 2010 of the nearly final version of Basel III or the subsequent guidance issued. Basel III will increase the capital requirements of certain banking organizations. Implementation of Basel III will require formal regulations, which have not yet been proposed by the federal banking agencies and will involve a substantial phase-in period. We are continuing to evaluate the potential effects of the Basel III guidelines on our business.

Our Australian operations may suffer significant losses.

We began international operations in Australia, where we started to write business in June 2007. Since 2008, we are no longer writing new business in Australia. Our existing risk in force in Australia is subject to the risks described in the general economic and insurance business-related factors discussed above. In addition to these risks, we are subject to a number of other risks from having deployed capital in Australia, including foreign currency exchange rate fluctuations and interest-rate volatility particular to Australia.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At December 31, 2011, we leased office space in various cities throughout the United States under leases expiring between 2012 and 2017 and which required annual rental payments that in the aggregate are immaterial.

We own our headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.

Item 3.	Legal Proceedings.

On December 11, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. On December 30, 2011, a similar complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania by different plaintiffs against the same seven mortgage insurers and another large lender. The complaints in both cases alleged various causes of action related to the captive mortgage reinsurance arrangements of these two mortgage lenders, including that the defendants violated the Real Estate Settlement Procedures Act (“RESPA”) by paying excessive premiums to the lenders’ captive reinsurers in relation to the risk assumed by those captives. The named plaintiffs’ loans were not insured by MGIC. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) in June 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaints’ allegations regarding C-BASS. Our motion to dismiss the Complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. In December 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice. In January 2011, the plaintiffs appealed the February 2010 and December 2010 decisions to the United States Court of Appeals for the Seventh Circuit; during oral argument before the Appeals Court regarding the case on January 12, 2012, the plaintiffs confirmed the appeal was limited to issues regarding C-BASS.  In June 2011, the plaintiffs filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. We are opposing this motion and the matter is awaiting decision by the District Court. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

In December 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the insurance policies at issue. In October 2011, the United States District Court for the Northern District of California, to which the case had been removed, entered an order staying the litigation in favor of the arbitration proceeding we commenced against Countrywide in February 2010.

In the arbitration proceeding, we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. From January 1, 2008 through December 31, 2011, rescissions of Countrywide-related loans mitigated our paid losses on the order of $435 million. This amount is the amount we estimate we would have paid had the loans not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72,100. Various materials exchanged by MGIC and Countrywide bring into the dispute loans we did not previously consider to be Countrywide-related and loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts under policies it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage. While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans was scheduled to begin in September 2012, but we and Countrywide have agreed that the parties will take steps to delay the hearing at least 60 days.

We intend to defend MGIC against any further proceedings arising from Countrywide’s complaint and to advocate MGIC’s position in the arbitration, vigorously. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding. An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital. In this regard, see the risk factor titled “— Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

At December 31, 2011, 38,127 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory). Of these 38,127 loans, we expect a significant portion will cure their delinquency or be rescinded and will not involve paid claims. From January 1, 2008 through December 31, 2011, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 78% were paid and the remaining 22% were rescinded.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. From January 1, 2008 through December 31, 2011, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.6 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At December 31, 2011, we estimate that our total loss reserves were benefited from rescissions by approximately $0.7 billion.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations and pre-rescission rebuttals (including those involving loans related to Countrywide) that we expect will eventually result in future rescissions. For additional information about rescissions as well as rescission settlement agreements, see the risk factor titled “— Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper” in Item 1A.

In addition to the above litigation, we face other litigation, regulatory risks and disputes. For additional information about such other litigation and regulatory risks, you should review our risk factors titled  “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” and “The settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007, may not be finalized” in Item 1A.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant

Certain information with respect to our executive officers as of February 29, 2012 is set forth below:

Name and Age	Title
Curt S. Culver, 59	Chairman of the Board and Chief Executive Officer of MGIC Investment Corporation and MGIC; Director of MGIC Investment Corporation and MGIC

Patrick Sinks, 55	President and Chief Operating Officer of MGIC Investment Corporation and MGIC

J. Michael Lauer, 67	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC

Lawrence J. Pierzchalski, 59	Executive Vice President – Risk Management of MGIC

Jeffrey H. Lane, 62	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

James A. Karpowicz, 64	Senior Vice President–Chief Investment Officer and Treasurer of MGIC Investment Corporation and MGIC

Michael G. Meade, 62	Senior Vice President–Information Services and Chief Information Officer of MGIC

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

Mr. Karpowicz has served as our and MGIC’s Senior Vice President–Chief Investment Officer and Treasurer since January 2005 and has been Treasurer since 1998. From 1986 to January 2005, he held various positions within MGIC’s investment operations organization, the last of which was Vice President.

Mr. Meade has served as MGIC’s Senior Vice President–Information Services and Chief Information Officer since February 1992 and is expected to retire in March 2012. From 1985 to 1992, he held various positions within MGIC’s information services organization, the last of which was Vice President–Information Services.

Mr. Gregory A. Chi, 52, joined MGIC in February 2012 and is expected to assume Mr. Meade’s responsibilities upon Mr. Meade’s retirement and to become an Executive Officer.  Prior to joining MGIC, Mr. Chi had been Senior Vice President of Enterprise Delivery Services with SunTrust Bank since 2008. Prior to joining SunTrust, Mr. Chi had been Vice President, Information Technology Development Application with MetLife, Inc. since 2005.  Prior to that, Mr. Chi held various senior management positions in the financial services industry.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2011 and 2010 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

	2011		2010
Quarter	High	Low	High	Low
First	$11.79	$7.74	$11.36	$5.78
Second	9.64	5.41	13.80	6.87
Third	6.82	1.59	9.60	6.48
Fourth	3.99	1.51	10.90	8.06

In October 2008, the Board suspended payment of our cash dividend.  Accordingly, no cash dividends were paid in 2010 or 2011.  The payment of future dividends is subject to the discretion of our Board and will depend on many factors, including our operating results, financial condition and capital position.  See Note 8, “Debt,” to our consolidated financial statements in Item 8 for dividend restrictions if we elect to defer interest on our Convertible Junior Debentures.  We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulations. For a discussion of these restrictions, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this annual report and Note 16, “Dividend restrictions,” to our consolidated financial statements in Item 8.

As of February 15, 2012, the number of shareholders of record was 125. In addition, we estimate there are approximately 19,000 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b) Not applicable.

(c) We did not repurchase any shares of Common Stock during the fourth quarter of 2011.

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Summary of Operations
Revenues:
Net premiums written	$1,064,380	$1,101,795	$1,243,027	$1,466,047	$1,345,794

Net premiums earned	$1,123,835	$1,168,747	$1,302,341	$1,393,180	$1,262,390
Investment income, net	201,270	247,253	304,678	308,517	259,828
Realized investment gains (losses), net, including net impairment losses	142,715	92,937	51,934	(12,486)	142,195
Other revenue	36,459	11,588	49,573	32,315	28,793

Total revenues	1,504,279	1,520,525	1,708,526	1,721,526	1,693,206

Losses and expenses:
Losses incurred, net	1,714,707	1,607,541	3,379,444	3,071,501	2,365,423
Change in premium deficiency reserve	(44,150)	(51,347)	(261,150)	(756,505)	1,210,841
Underwriting and other expenses	214,750	225,142	239,612	271,314	309,610
Reinsurance fee	-	-	26,407	1,781	-
Interest expense	103,271	98,589	89,266	81,074	41,986

Total losses and expenses	1,988,578	1,879,925	3,473,579	2,669,165	3,927,860

Loss before tax and joint ventures	(484,299)	(359,400)	(1,765,053)	(947,639)	(2,234,654)
Provision for (benefit from) income taxes	1,593	4,335	(442,776)	(397,798)	(833,977)
Income (loss) from joint ventures, net of tax(1)	-	-	-	24,486	(269,341)

Net loss	$(485,892)	$(363,735)	$(1,322,277)	$(525,355)	$(1,670,018)

Weighted average common shares outstanding (in thousands)	201,019	176,406	124,209	113,962	81,294

Diluted loss per share	$(2.42)	$(2.06)	$(10.65)	$(4.61)	$(20.54)

Dividends per share	$-	$-	$-	$0.075	$0.775

Balance sheet data
Total investments	$5,823,647	$7,458,282	$7,254,465	$7,045,536	$5,896,233
Cash and cash equivalents	995,799	1,304,154	1,185,739	1,097,334	288,933
Total assets	7,216,230	9,333,642	9,404,419	9,146,734	7,716,361
Loss reserves	4,557,512	5,884,171	6,704,990	4,775,552	2,642,479
Premium deficiency reserve	134,817	178,967	193,186	454,336	1,210,841
Short- and long-term debt	170,515	376,329	377,098	698,446	798,250
Convertible senior notes	345,000	345,000	-	-	-
Convertible junior debentures	344,422	315,626	291,785	272,465	-
Shareholders’ equity	1,196,815	1,669,055	1,302,581	2,434,233	2,594,343
Book value per share	5.95	8.33	10.41	19.46	31.72

(1)
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

	Year Ended December 31,
	2011	2010	2009	2008	2007
New primary insurance written ($ millions)	$14,234	$12,257	$19,942	$48,230	$76,806
New primary risk written ($ millions)	3,525	2,944	4,149	11,669	19,632
New pool risk written ($ millions)	-	-	4	145	211

Insurance in force (at year-end) ($ millions)
Direct primary insurance	172,873	191,250	212,182	226,955	211,745
Direct primary risk	44,462	48,979	54,343	58,981	55,794
Direct pool risk
With aggregate loss limits	674	1,154	1,478	1,752	2,325
Without aggregate loss limits	1,177	1,532	1,951	2,521	4,131

Primary loans in default ratios
Policies in force	1,090,086	1,228,315	1,360,456	1,472,757	1,437,432
Loans in default	175,639	214,724	250,440	182,188	107,120
Percentage of loans in default	16.11%	17.48%	18.41%	12.37%	7.45%
Percentage of loans in default — bulk	35.33%	37.36%	40.87%	32.64%	21.91%

Insurance operating ratios (GAAP) (1)
Loss ratio	152.6%	137.5%	259.5%	220.4%	187.3%
Expense ratio	16.0%	16.3%	15.1%	14.2%	15.8%

Combined ratio	168.6%	153.8%	274.6%	234.6%	203.1%

Risk-to-capital ratio (statutory)
Mortgage Guaranty Insurance Corporation	20.3:1	19.8:1	19.4:1	12.9:1	10.3:1
Combined insurance companies	22.2:1	23.2:1	22.1:1	14.7:1	11.9:1

(1)
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio, expressed as a percentage, of the combined insurance operations underwriting expenses to net premiums written.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through our subsidiary MGIC, we are the largest private mortgage insurer in the United States, as measured by $172.9 billion of primary insurance in force at December 31, 2011.

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

Outlook

At this time, we are facing the following particularly significant challenges:

•
Whether we may continue to write insurance on new residential mortgage loans due to actions our regulators or the GSEs could take upon deterioration in our capital position or based upon their projections of future deterioration in our capital position. This challenge is discussed under “Capital” below.

•
Whether we will prevail in legal proceedings challenging whether our rescissions were proper. For additional information about this challenge and other potentially significant challenges that we face, see “Rescissions” below as well as our risk factors titled “Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper” and “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.” An adverse outcome in these matters would negatively impact our capital position. See discussion of this challenge under “Capital” below.

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

Capital

Insurance regulators

The insurance laws or regulations of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires us to maintain a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

In December 2011, our holding company, MGIC Investment Corporation, contributed $200 million to increase the statutory capital of MGIC. (As of December 31, 2011, there was $487 million of cash and investments at our holding company). At December 31, 2011, MGIC’s risk-to-capital ratio was 20.3 to 1 and its policyholder position exceeded the MPP by $185 million. We currently expect MGIC’s risk-to-capital to exceed 25 to 1 in the second half of 2012. At December 31, 2011, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 22.2 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

The National Association of Insurance Commissioners (“NAIC”) adopted Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) effective January 1, 2012. As MGIC approaches a risk-to-capital ratio of 25 to 1, under SSAP No. 101, the benefit to statutory capital allowed for deferred tax assets will be eliminated. Effectively, MGIC’s risk-to-capital ratio, computed while excluding any deferred tax assets from the capital base, must be under 25 to 1 in order to include such deferred tax assets in the amount of available statutory capital. Any exclusion of these assets would negatively impact our statutory capital for purposes of calculating compliance with the Capital Requirements. At December 31, 2011, deferred tax assets of $142 million were included in MGIC’s statutory capital. For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could result in material non-compliance with Capital Requirements, see our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “The settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007, may not be finalized” in Item 1A. As discussed below, in accordance with Accounting Standards Codification (“ASC”) 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in litigation or other dispute resolution proceedings. An accrual, if one was required and depending on the amount, could result in material non-compliance with Capital Requirements.

Although we currently meet the Capital Requirements of the jurisdictions in which we write business, in December 2009, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, its Capital Requirements. On January 23, 2012, the OCI issued an order (the “New Order”) waiving, until December 31, 2013, its Capital Requirements. In place of the Capital Requirements, the New Order provides, as did the prior order, that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. Pursuant to the New Order, MGIC contributed $200 million to MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, in January 2012, as part of the plan discussed below to write new mortgage insurance in MIC in certain jurisdictions.

The New Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the New Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the New Order is referred to as the “Keepwell Provision”). “Liquid Assets”, which include those of MGIC as well as those held in certain of our subsidiaries, excluding MIC and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of December 31, 2011, “Liquid Assets” were approximately $6.4 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after December 31, 2011 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “The settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007, may not be finalized” in Item 1A.

MGIC previously applied for waivers in all jurisdictions besides Wisconsin that have Capital Requirements and received waivers from some of them. Most of the waivers that MGIC received expired December 31, 2011. We expect to reapply for waivers in all other jurisdictions that have Capital Requirements, and whose laws allow waivers (“Waiver Jurisdictions”), before they are needed. Some jurisdictions denied our original request for a waiver and others may deny future requests. The OCI and insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. Any modification or extension of the Keepwell Provision requires our written consent. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC does not comply with the Capital Requirements unless MGIC obtained additional capital to enable it to comply with the Capital Requirements. New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in each of 2010 and 2011. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business.

We cannot assure you that all Waiver Jurisdictions will grant a waiver of their Capital Requirements, the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires, or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. Depending on the circumstances, the amount of additional capital we might need could be substantial. See our risk factor titled “Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.”

We have implemented a plan to write new mortgage insurance in MIC in selected jurisdictions in order to address our expectation that in the future MGIC will not meet the Capital Requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which Capital Requirements are present. As of December 31, 2011, MIC had statutory capital of $234 million (which does not include the $200 million contribution that was made in January 2012, in accordance with the New Order). MIC has received the necessary approvals, including from the OCI, to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet Capital Requirements and obtain waivers of those requirements. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to insure loans purchased or guaranteed by Fannie Mae or Freddie Mac. If this were to occur, we would need to seek the GSEs’ approval to allow MIC to write business in those jurisdictions. MIC has obtained the appropriate licenses to write business in all jurisdictions.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae under which MGIC agreed to contribute $200 million to MIC (which MGIC did in 2009) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011. On January 23, 2012, we, MGIC and MIC, entered into a new agreement with Fannie Mae (the “Fannie Mae Extension”) under which we agreed to contribute $200 million to increase the statutory capital of MGIC (our $200 million contribution in December 2011 met this requirement), MGIC agreed to contribute $200 million to MIC on or before January 31, 2012, which MGIC did, and Fannie Mae extended its approval of MIC as an eligible mortgage insurer through December 31, 2013. Under the Fannie Mae Extension, MIC will be eligible to write mortgage insurance only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and if MGIC fails to obtain relief from those requirements or a specific waiver of them. The Fannie Mae Extension, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2012. Such conditions include the continued effectiveness of the OCI’s New Order and the continued applicability of the Keepwell Provisions in the New Order. As noted above, we cannot assure you that the OCI will not modify or revoke the New Order, or that it will renew it when it expires.

On February 11, 2010, Freddie Mac notified MGIC that it may utilize MIC to write new business in jurisdictions in which MGIC does not meet Capital Requirements and does not obtain appropriate waivers of those requirements. Freddie Mac’s approval, scheduled to expire December 31, 2012, contained various conditions to MIC’s eligibility, including that MIC could not be capitalized with more than the $200 million contribution made in 2009, without prior approval from Freddie Mac. On January 23, 2012, Freddie Mac agreed to modify its approval in order to allow the $200 million contribution from MGIC to MIC that is provided for in the New Order and the Fannie Mae Extension (the “Freddie Mac Approval”).

Under the Freddie Mac Approval, MIC may write business only in those jurisdictions where MGIC does not meet the Capital Requirements and does not obtain appropriate waivers of those requirements. Freddie Mac anticipates that MGIC will obtain waivers of the minimum capital requirements of most jurisdictions that have such requirements. Therefore, as of the date of the Freddie Mac Approval, approval of MIC as an eligible mortgage insurer is only given for New York, Kansas, Kentucky, Idaho and Puerto Rico. The Freddie Mac Approval, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the SEC on January 24, 2012. Such conditions include requirements that MGIC contribute $200 million to MIC on or before January 31, 2012, which MGIC did; MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC; while MIC is writing new business under the Freddie Mac approval, MIC may not exceed a risk-to-capital ratio of 20:1; MGIC and MIC comply with all terms and conditions of the New Order and the New Order remain effective. As noted above, we cannot assure you that the OCI will not modify or revoke the New Order, or that it will renew it when it expires. As noted above, Freddie Mac has approved MIC as a Limited Insurer only through December 31, 2012 and Freddie Mac may modify the terms and conditions of its approval at any time without notice and may withdraw its approval of MIC as an eligible insurer at any time in its sole discretion. Unless Freddie Mac extends the term of its approval of MIC, whether MIC will continue as an eligible mortgage insurer after December 31, 2012 will be determined by Freddie Mac’s mortgage insurer eligibility requirements then in effect. For more information, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in item 1A.

In 2011, one of our competitors, Republic Mortgage Insurance Company (“RMIC”), ceased writing new insurance commitments after the waiver of Capital Requirements that it received from its domiciliary state expired. In early 2012, RMIC was placed under the supervision of the insurance department of its domiciliary state and that insurance department issued a partial claim payment plan, under which RMIC’s claim payments will be made at 50% for an initial period not to exceed one year, with the remaining amount deferred. In 2011, another competitor, PMI Mortgage Insurance Co. (“PMI”) and the subsidiary it established to write new business if PMI was no longer able to do so, ceased issuing new mortgage insurance commitments when PMI was placed under the supervision of the insurance department of its domiciliary state. Later that year, the insurance department took possession and control of PMI and issued a partial claim payment plan, under which PMI’s claim payments will be made at 50%, with the remaining amount deferred. (PMI’s parent company subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.)

A failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity; the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received; future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”)

GSEs

The GSEs have approved us as an eligible mortgage insurer, under remediation plans, even though our insurer financial strength (IFS) rating is below the published GSE minimum. The GSEs may change the requirements under our remediation plans or fail to renew, when they expire, their approvals of MIC as an eligible insurer during periods when MGIC does not meet insurance department requirements. These possibilities could result from changes imposed on the GSEs by their regulator or due to an actual or GSE-projected deterioration in our capital position. For additional information about this challenge see our risk factors titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements,” “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” and “We have reported losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” in Item 1A.

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in 2011, rescissions mitigated our paid losses by approximately $0.6 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 17% to 20% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. In the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. Therefore, in addition to our substantial pipeline of claims investigations, we have a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expect will eventually result in rescissions. We continue to expect that the percentage of claims that will be resolved through rescissions will continue to decline after resolution of the rebuttal pipeline.

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

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	2011	2010	2009
	(In billions)

Estimated rescission reduction - beginning reserve	$1.3	$2.1	$0.5

Estimated rescission reduction - losses incurred	-	0.2	2.5

Rescission reduction - paid claims	0.6	1.2	1.2
Amounts that may have been applied to a deductible	-	(0.2)	(0.3)
Net rescission reduction - paid claims	0.6	1.0	0.9

Estimated rescission reduction - ending reserve	$0.7	$1.3	$2.1

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 20 – “Litigation and contingencies” to our consolidated financial statements in Item 8.

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. Any definitive agreement with these customers would be subject to GSE approval. One GSE has approved one of our settlement agreements, but this agreement remains subject to the approval of the other GSE. We believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at December 31, 2011. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at December 31, 2011. There can be no assurances that both GSEs will approve any settlement agreements and the GSEs may approve some of our settlement agreements and reject others based on the specific terms of those agreements.

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. The following table shows the percentage of our new risk written by LTV for 2011 and 2010.

	Percentage of new risk written
	2011	2010
LTV:
80% and under	0%	0%
80.1% - 85%	6%	7%
85.1 - 90%	41%	48%
90.1 - 95%	50%	44%
95.1 - 97%	3%	1%
> 97%	0%	0%

The regulators requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90%, higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in 2011 was on loans that would have met the alternative QRM definition.

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

Depending on, among other things, (a) the final definition of QRM and its requirements for LTV, seller contribution and debt-to-income ratio, (b) to what extent, if any, the presence of mortgage insurance would allow for a higher LTV in the definition of QRM, and (c) whether lenders choose mortgage insurance for non-QRM loans, the amount of new insurance that we write may be materially adversely affected. See also our risk factor titled “If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues” in Item 1A.

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

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2011, nearly all of our volume was on loans with GSE standard coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

Both of the GSEs have guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s Investor Service is B1, with a negative outlook, and from Standard & Poor’s Rating Services is B, with a negative outlook.) For information about how these guidelines could affect us, see “Capital – GSEs” above and our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010 and 2011, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion and $1.8 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be. For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 12,290 loans in our primary delinquent inventory at December 31, 2011 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through December 31, 2011 approximately 37,100 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2011 approximately 18% of our primary cures were the result of a modification, with HAMP accounting for approximately 70% of those modifications. By comparison, in 2010, approximately 27% of our primary cures were the result of a modification, with HAMP accounting for approximately 60% of those modifications. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time. Recent announcements by the U.S. Treasury have extended the end date of the HAMP program through 2013, expanded the eligibility criteria of HAMP and increased lenders’ incentives to modify loans through principal forgiveness. Approximately 68% of the loans in our primary delinquent inventory are guaranteed by the GSEs. The GSEs have informed us that they already use expanded criteria (beyond the HAMP guidelines) for determining eligibility for loan modification and currently do not offer principal forgiveness. Therefore, we currently expect new loan modifications will continue to only modestly mitigate our losses in 2012.

In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”). HARP allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow the HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. To incent lenders to allow more current borrowers to refinance their loans, in October 2011, the GSEs and their regulator, FHFA, announced an expansion of HARP. The expansion includes, among other changes, releasing certain representations in certain circumstances benefitting the GSEs. We have agreed to allow these additional HARP refinances including releasing the insured in certain circumstances from certain rescission rights we would have under our policy. While an expansion of HARP may result in fewer delinquent loans and claims in the future, our ability to rescind coverage will be limited in certain circumstances. We are unable to predict what net impact these changes may have on our incurred or paid losses.

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

Eligibility under certain loan modification programs can also adversely affect us by creating an incentive for borrowers who are able to make their mortgage payments to become delinquent in an attempt to obtain the benefits of a modification. New notices of delinquency increase our incurred losses.

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

In early January 2011, the highest court in Massachusetts, a state in which foreclosures are accomplished by private sale rather than judicial action, held the foreclosure laws of that state required a person seeking to foreclose a mortgage to be the holder of the mortgage at the time notice of foreclosure was published. The servicers who had foreclosed in this case did not provide sufficient evidence that they were the holders of the mortgages and therefore they lacked authority to foreclose. Some courts in other jurisdictions have considered similar issues and reached similar conclusions, but other courts have reached different conclusions. These decisions have not had a direct impact on our claims processes or rescissions.

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

•
Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies cancelled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders (“captives”) and risk sharing arrangements with the GSEs.

Premiums are generated by the insurance that is in force during all or a portion of the period. A change in the average insurance in force in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by differences in the average premium rate between the two periods as well as by premiums that are returned or expected to be returned in connection with claim payments and rescissions, and premiums ceded to captives or the GSEs. Also, new insurance written and cancellations during a period will generally have a greater effect on premiums written and earned in subsequent periods than in the period in which these events occur.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at December 31, 2011 is comprised of $171 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” below. At December 31, 2011, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $344.4 million, with the unamortized discount reflected in equity.

Mortgage Insurance Earnings and Cash Flow Cycle

In our industry, a “book” is the group of loans insured in a particular calendar year. In general, the majority of any underwriting profit (premium revenue minus losses) that a book generates occurs in the early years of the book, with the largest portion of any underwriting profit realized in the first year following the year the book was written. Subsequent years of a book generally result in modest underwriting profit or underwriting losses. This pattern of results typically occurs because relatively few of the claims that a book will ultimately experience typically occur in the first few years of the book, when premium revenue is highest, while subsequent years are affected by declining premium revenues, as the number of insured loans decreases (primarily due to loan prepayments), and increasing losses.

Australia

We began international operations in Australia, where we started to write business in June 2007. Since 2008, we are no longer writing new business in Australia and we have reduced our headcount. At December 31, 2011 our equity value in our Australian operations was approximately $142 million and our risk in force in Australia was approximately $0.9 billion. In Australia, mortgage insurance is a single premium product that covers the entire loan balance. As a result, our Australian risk in force represents the entire amount of the loans that we have insured. However, the mortgage insurance we provide only covers the unpaid loan balance after the sale of the underlying property.

Summary of 2011 Results

Our results of operations for 2011 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during 2011 decreased when compared to 2010. The decrease was due to our lower average insurance in force, somewhat offset by lower levels of premium refunds related to rescissions and the continued decline of premiums ceded to captives.

•	Investment income

Investment income in 2011 was lower when compared to 2010 due to a decrease in our average invested assets as we continue to meet our claim obligations, as well as a decrease in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for 2011 included $143.4 million in net realized gains on the sale of fixed income investments and $0.7 million in other-than-temporary impairment (“OTTI”) losses. Net realized gains for 2010 included $102.6 million in net realized gains on the sale of fixed income investments and $9.6 million in OTTI losses.

•	Losses incurred

Losses incurred for 2011 increased compared to 2010 primarily due to a larger increase in the estimated claim rate compared to the prior year. The estimated severity decreased slightly in both 2011 and 2010. The primary default inventory decreased by 39,085 delinquencies in 2011, compared to a decrease of 35,716 in 2010.

•	Change in premium deficiency reserve

During 2011 the premium deficiency reserve on Wall Street bulk transactions declined by $44 million from $179 million, as of December 31, 2010, to $135 million as of December 31, 2011. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for 2011 is primarily related to higher estimated ultimate premiums, somewhat offset by higher estimated ultimate losses. The $135 million premium deficiency reserve as of December 31, 2011 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for 2011 decreased when compared to 2010. The decrease reflects our reductions in headcount as well as our lower contract underwriting volume.

•	Interest expense

Interest expense for 2011 increased when compared to 2010. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures, somewhat offset by lower interest on our Senior Notes due to repayments and repurchases.

•	Provision for income taxes

The effective tax rate provision on our pre-tax loss was 0.3% in 2011, compared to the effective tax rate provision of 1.2% in 2010. During those periods, the benefit from income taxes was eliminated or reduced by the recognition of a valuation allowance.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009

Total Primary NIW (In billions)	$14.2	$12.3	$19.9

Refinance volume as a % of primary NIW	29%	32%	40%

The increase in new insurance written in 2011, compared to 2010, was partially due to a modest increase in the private mortgage insurance industry market share. Based on the latest public data the industry market share approximated 6% for 2011 compared to 4% in 2010. Our industry continued to regain market share from the FHA throughout 2011 but the pace of that recovery is slower than we expected given the continued differences in underwriting guidelines, loan level price adjustments by the GSEs and the secondary market benefits associated with government insured loans versus loans insured by the private sector. The decrease in new insurance written in 2010, compared to 2009, was primarily due to a lower overall origination market, the continued high market share of FHA and a loss of business from a major lender as a result of our rescission practices.

At December 31, 2011, we had the largest book of direct primary insurance in force. According to Inside Mortgage Finance, through 2010, we had been the largest private mortgage insurer (as measured by new insurance written) for more than ten years. It appears that in 2011, we had the third largest market share (as measured by new insurance written), with our market share decreasing to approximately 20.4% from 22.0% in 2010 and 26.0% in 2009. During the third quarter, two of our competitors stopped writing new business and, based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. Most of the market share of these two former competitors has gone to other mortgage insurers and not to us because, among other reasons, some competitors have materially lower premiums than we do on single premium policies, one of these competitors also uses a risk weighted pricing model that typically results in lower premiums than we charge on certain loans and one of these competitors has effectively delegated underwriting to the GSEs. We continuously monitor the competitive landscape and will make adjustments to our pricing and underwriting guidelines as warranted as long as they meet our return hurdles. In the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. Loans with credit scores of 760 or higher represented approximately 55% of our new insurance written in 2011. If the lower premium rates had been in place during 2011, our average premium rate on new business would have decreased from approximately 61 basis points to approximately 57 basis points, all other things being equal. While a decrease in premium rates on a significant portion of our new insurance written will reduce revenue, it is possible that our new insurance written will increase in the future as a result of the lower premium rates and it is unclear what the net effect of the changes will be on our future premiums. For more information regarding these competitors see our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

The FHA substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers. However, the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), may allow us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, the FHA’s share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs, potential increases in guarantee fees charged by the GSEs; including those that are scheduled to occur in April 2012; changes to the FHA’s annual premiums that are expected to be phased in over the next two years; and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

We expect new insurance written in 2012 to increase modestly over the $14 billion written in 2011. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors in Item 1A.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 4% of the loans we insured in 2010 and fewer than 5% of the loans we insured in 2011. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guideline. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(In billions)

NIW	$14.2	$12.3	$19.9
Cancellations	(32.6)	(33.2)	(34.7)

Change in primary insurance in force	$(18.4)	$(20.9)	$(14.8)

Direct primary insurance in force as of December 31,	$172.9	$191.3	$212.2

Direct primary risk in force as of December 31,	$44.5	$49.0	$54.3

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

Our persistency rate was 82.9% at December 31, 2011 compared to 84.4% at December 31, 2010 and 84.7% at December 31, 2009. These persistency rates reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant. Wall Street bulk transactions, as of December 31, 2011, included approximately 78,000 loans with insurance in force of approximately $12.2 billion and risk in force of approximately $3.7 billion, which is approximately 66% of our bulk risk in force.

In bulk transactions, the individual loans in the insured portfolio are generally insured to specified levels of coverage. Some of our bulk transactions (approximately 20% of our bulk risk in force) contain aggregate loss limits on the insured portfolio. If claim payments associated with a specific bulk portfolio reach the aggregate loss limit, the remaining insurance in force within the deal may be cancelled and any remaining defaults under the deal are removed from our default inventory.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $1.9 billion ($0.7 billion on pool policies with aggregate loss limits and $1.2 billion on pool policies without aggregate loss limits) at December 31, 2011 compared to $2.7 billion ($1.2 billion on pool policies with aggregate loss limits and $1.5 billion on pool policies without aggregate loss limits) at December 31, 2010. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under certain pool insurance policies insuring Freddie Mac that share a single aggregate loss limit. We believe the initial aggregate loss limit for a particular pool of loans insured under a policy decreases to correspond to the termination of coverage for that pool under that policy while Freddie Mac believes the initial aggregate loss limit remains in effect until the last of the policies that provided coverage for any of the pools terminates. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation than under our interpretation. We account for losses under our interpretation although it is reasonably possible that were the matter to be decided by a third party our interpretation would not prevail. The differing interpretations had no effect on our results until the second quarter of 2011. For 2011, our incurred losses would have been $192 million higher in the aggregate had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted. See our risk factor titled, “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A. We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters. We have discussed the disagreement with Freddie Mac in an effort to resolve it and expect that these discussions will continue. A specimen of the policies at issue is filed as Exhibit 99.6 to this annual report.

Net premiums written and earned

Net premiums written and earned during 2011 decreased when compared to 2010. The decrease was due to our lower average insurance in force, somewhat offset by lower levels of premium refunds related to rescissions and the continued decline of premiums ceded to captives.

Net premiums written and earned during 2010 decreased when compared to 2009. The decrease was due to lower average insurance in force and higher levels of premium refunds, offset by lower ceded premiums due to captive terminations and run-offs. In a captive termination, the arrangement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. In a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans.

We expect our average insurance in force to continue to decline in 2012 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) for 2012 to continue at approximately the level experienced during 2011.

Risk sharing arrangements

For the year ended December 31, 2011, approximately 5% of our flow new insurance written was subject to arrangements with captives which was comparable to the year ended December 31, 2010. We expect the percentage of new insurance written subject to risk sharing arrangements to also approximate 5% in 2012.

Effective January 1, 2009, we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 under excess of loss agreements will run off pursuant to the terms of the particular captive arrangement. New business will continue to be ceded under quota share reinsurance arrangements, limited to a 25% cede rate. Beginning in 2009, many of our captive arrangements have either been terminated or placed into run-off.

We anticipate that our ceded premiums related to risk sharing agreements will continue to decline in 2012 for the reasons discussed above.

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

Investment income

Investment income in 2011 was lower when compared to 2010 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in the average investment yield. The average maturity of our investments has continued to decrease, as discussed under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.4% at December 31, 2011 and 2.6% at December 31, 2010. The portfolio’s average pre-tax investment yield, excluding cash and cash equivalents, was 2.8% at December 31, 2011 and 3.0% at December 31, 2010.

We continue to expect a decline in investment income in 2012, compared to 2011, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Investment income for 2010 decreased when compared to 2009 due to a decrease in the average investment yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The portfolio’s average pre-tax investment yield was 3.6% at December 31, 2009. The portfolio’s average pre-tax investment yield, excluding cash and cash equivalents, was 4.0% at December 31, 2009.

Realized gains and other-than-temporary impairments

Net realized investment gains for 2011 included $143.4 million in net realized gains on the sale of fixed income investments, offset by $0.7 million in OTTI losses. We elected to realize these gains, by selling certain securities, given the favorable market conditions experienced in 2011. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce our investments in tax exempt municipal securities and increase our investments in taxable securities. For statutory purposes investments are generally held at amortized cost, therefore the realized gains increased our statutory policyholders’ position or statutory capital. We plan to realize additional gains during 2012.

We had net realized investment gains on the sale of fixed income investments of $102.6 million, offset by $9.6 million in OTTI losses in 2010 and $92.9 million in net realized investment gains, offset by $40.9 million in OTTI losses in 2009. In 2010 and 2009 we reduced our investments in tax exempt municipal securities and increased our investments in taxable securities since the tax benefits to holding tax exempt securities was no longer available. We also sold securities to decrease the duration of the portfolio to provide cash to meet our anticipated claim obligations. The impairment losses in 2010 included credit losses related to debt instruments issued by health facilities, an inflation linked bond and specific issuer auction rate securities. The impairment losses in 2009 included credit losses related to collateralized debt obligations, debt instruments issued by health facilities and mortgage backed bonds.

Other revenue

Other revenue for 2011 increased, when compared to 2010, due to $27.7 million in gains recognized on the repurchase of $129 million in par value of our 5.375% Senior Notes due in November 2015, somewhat offset by a decrease in contract underwriting revenue.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance, and mitigation from rescissions being materially less than assumed. Our estimates are also affected by any agreements we enter into regarding claim payments, such as the settlement agreements discussed below under “Losses incurred”. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

In addition, our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates could materially affect our losses. See our risk factor titled “Our losses could increase if rescission rates decrease faster than we are projecting or we do not prevail in proceedings challenging whether our rescissions were proper” in Item 1A.

Our estimates could also be positively affected by efforts to assist current borrowers in refinancing to new loans, assisting delinquent borrowers in reducing their mortgage payments, and forestalling foreclosures. If these benefits occur, we anticipate they will do so under non-HAMP programs. See discussion of HAMP under “Overview – Loan Modification and Other Similar Programs.”

Losses incurred

In 2011, net losses incurred were $1,715 million, comprised of $1,814 million of current year loss development, offset by $99 million of favorable prior years’ loss development. In 2010, net losses incurred were $1,608 million, comprised of $1,875 million of current year loss development, offset by $267 million of favorable prior years’ loss development. In 2009, net losses incurred were $3,379 million, comprised of which $2,913 million of current year loss development and $466 million of unfavorable prior years’ loss development. See Note 9 – “Loss reserves” to our consolidated financial statements in Item 8.

Losses incurred on default notices received in the current year decreased slightly in 2011 compared to 2010 primarily due to a decrease in the number of new default notices received, net of cures, from 108,701 in 2010 to 86,592 in 2011. Losses incurred on default notices received in the current year decreased more significantly in 2010 compared to 2009 primarily due to a more significant decrease in the number of new default notices received, net of cures, which was 161,081 in 2009. These factors were somewhat offset by a smaller benefit from captive arrangements.

The amount of losses incurred relating to default notices received in prior years represents the actual claim rate and severity associated with those default notices resolved in the current year to the extent it differs from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. This re-estimation of the claim rate and severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure. The $99 million decrease in losses incurred in 2011 that was related to defaults that occurred in prior years resulted primarily from a decrease in the estimated severity on primary defaults (approximately $165 million) and a decrease in estimated loss adjustment expenses (approximately $114 million), offset by an increase in the estimated claim rate on primary defaults (approximately $200 million). The decrease in the severity was based on the resolution of approximately 57% of the prior year default inventory. The decrease in estimated loss adjustment expense was based on recent historical trends in the costs associated with resolving a claim. The increase in the claim rate was also based on the resolution of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. The remaining decrease in losses incurred that was related to defaults that occurred in prior years (approximately $20 million) related to a decrease in estimated severity and claim rates on pool defaults.

The $267 million decrease in losses incurred in 2010 that was related to defaults that occurred in prior years primarily resulted from a decrease in the expected claim rate on the defaults that occurred in prior periods (approximately $432 million), partially offset by an increase in severity on pool defaults that occurred in prior periods (approximately $185 million). The decrease in the claim rate was based on the resolution of approximately 55% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The decrease in the claim rate was due to greater cures experienced during 2010, a portion of which resulted from loan modifications. The increase in pool severity was based on the resolution of defaults that occurred in prior periods with higher claim amounts, which in part, were applied to remaining deductibles on certain pool policies. The remaining decrease in losses incurred related to prior years (approximately $20 million) related to LAE reserves and reinsurance.

The $467 million increase in losses incurred in 2009 that was related to defaults that occurred in prior years primarily resulted from an increase in the claim rate on defaults that occurred in prior periods (approximately $337 million) and an increase in severity on defaults that occurred in prior periods (approximately $137 million). The increase in the claim rate was based on the resolution of approximately 50% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The increase in the claim rate was likely due to general economic conditions, including the unemployment rate, as well as further decreases in home values which may affect borrower willingness to continue to make mortgage payments. The increase in severity was related to the weakening of the housing and mortgage markets which resulted in adverse claim sizes. The offsetting decrease in losses incurred related to prior years (approximately $7 million) related to LAE reserves and reinsurance.

The decrease in the primary default inventory experienced during 2010 and 2011 was generally across all markets and all book years. However the percentage of loans in the inventory that have been in default for 12 or more consecutive months has increased, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory

	December 31,		December 31,		December 31,
	2011		2010		2009

Consecutive months in default
3 months or less	31,456	18%	37,640	18%	48,252	19%
4 - 11 months	46,352	26%	58,701	27%	98,210	39%
12 months or more	97,831	56%	118,383	55%	103,978	42%

Total primary default inventory	175,639	100%	214,724	100%	250,440	100%

Primary claims received inventory included in ending default inventory	12,610	7%	20,898	10%	16,389	7%

The length of time a loan is continuously in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	December 31,		December 31,		December 31,
	2011		2010		2009

3 payments or less	42,804	24%	51,003	24%	60,970	24%
4 - 11 payments	47,864	27%	65,797	31%	105,208	42%
12 payments or more	84,971	49%	97,924	45%	84,262	34%

Total primary default inventory	175,639	100%	214,724	100%	250,440	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in 2011, rescissions mitigated our paid losses by approximately $0.6 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 17% to 20% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. In the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. Therefore, in addition to our substantial pipeline of claims investigations, we have a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expect will eventually result in rescissions. We continue to expect that the percentage of claims that will be resolved through rescissions will continue to decline after resolution of the rebuttal pipeline.

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

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	2011	2010	2009
	(In billions)

Estimated rescission reduction - beginning reserve	$1.3	$2.1	$0.5

Estimated rescission reduction - losses incurred	-	0.2	2.5

Rescission reduction - paid claims	0.6	1.2	1.2
Amounts that may have been applied to a deductible	-	(0.2)	(0.3)
Net rescission reduction - paid claims	0.6	1.0	0.9

Estimated rescission reduction - ending reserve	$0.7	$1.3	$2.1

The $2.5 billion estimated mitigation of incurred losses during 2009 represents both the claims not paid in the period due to rescissions, as well as an increasing default inventory and an increasing expected rescission rate for those loans in default. Even though rescissions mitigated our paid losses by a similar amount in 2010 as compared to 2009, the estimated mitigation of incurred losses declined to $0.2 billion for 2010. This decrease was caused by a decline in our default inventory in 2010, compared to an increase in 2009, as well as a modest decline in the expected rescission rate for loans in our default inventory during 2010, compared to a significantly increasing expected rescission rate during 2009 and a decrease in severity on expected rescissions.

The decrease in the estimated mitigation of incurred losses in 2011 compared to the same period in 2010 is due to a decline in the expected rescission rate for loans in our default inventory during 2011 compared to a more modest decline in 2010.

At December 31, 2011, our loss reserves continued to be significantly impacted by expected rescission activity. We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At December 31, 2011 and 2010 the estimate of this liability totaled $58 million and $101 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 20 – “Litigation and contingencies” to our consolidated financial statements in Item 8.

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. Any definitive agreement with these customers would be subject to GSE approval. One GSE has approved one of our settlement agreements, but this agreement remains subject to the approval of the other GSE. We believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at December 31, 2011. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at December 31, 2011. There can be no assurances that both GSEs will approve any settlement agreements and the GSEs may approve some of our settlement agreements and reject others based on the specific terms of those agreements.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of December 31, 2011
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q1 2010	20.9%	99.9%
Q2 2010	19.9%	100.0%
Q3 2010	18.7%	99.7%
Q4 2010	17.0%	99.2%
Q1 2011	13.2%	97.4%
Q2 2011	9.5%	94.3%

(1) This percentage is claims received, during the quarter shown, that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown. In certain cases we rescind coverage before a claim is received. Such rescissions, which have not been material, are not included in the statistics in this table.
(2) This percentage is claims received, during the quarter shown, that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims for which we have informed the insured of our decision not to pay the claim. Although our decision to not pay a claim is made after we have given the insured an opportunity to dispute the facts underlying our decision to not pay the claim, these decisions are sometimes reversed after further discussion with the insured. The number of rescission reversals has been immaterial.
Note: In the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. Therefore, in addition to our substantial pipeline of claims investigations, we have a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expect will eventually result in rescissions. We continue to expect that the percentage of claims that will be resolved through rescissions will continue to decline after resolution of the rebuttal pipeline.

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

The reinsurance recoverable on loss reserves as of December 31, 2011 and 2010 was approximately $155 million and $275 million, respectively. The reinsurance recoverable on loss reserves related to captive agreements was approximately $142 million at December 31, 2011, which was supported by $359 million of trust assets, while at December 31, 2010 the reinsurance recoverable on loss reserves related to captives was $248 million which was supported by $484 million in trust assets. As of December 31, 2011 and 2010 there was an additional $27 million and $26 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. During 2011 and 2010, $39 million and $38 million, respectively, of trust fund assets were transferred to us as a result of captive terminations. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in our net losses paid (reduction in losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred.

In 2011 the captive arrangements reduced our losses incurred by approximately $65 million, compared to a $113 million captive reduction in 2010. We anticipate that the reduction in losses incurred will continue to be lower in 2012, as some of our captive arrangements were terminated in 2010 and 2011. See our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” in Item 1A for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

A rollforward of our primary insurance default inventory for the years ended December 31, 2011, 2010 and 2009 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	2011	2010	2009

Default inventory at beginning of period	214,724	250,440	182,188
Plus: New Notices	169,305	205,069	259,876
Less: Cures	(149,643)	(183,017)	(149,251)
Less: Paids (including those charged to a deductible or captive)	(51,138)	(43,826)	(29,732)
Less: Rescissions and denials	(7,609)	(13,942)	(12,641)
Default inventory at end of period	175,639	214,724	250,440

Information about the composition of the primary insurance default inventory at December 31, 2011, 2010 and 2009 appears in the table below.

	December 31,
	2011	2010	2009

Total loans delinquent (1)	175,639	214,724	250,440
Percentage of loans delinquent (default rate)	16.11%	17.48%	18.41%

Prime loans delinquent (2)	112,403	134,787	150,642
Percentage of prime loans delinquent (default rate)	12.20%	13.11%	13.29%

A-minus loans delinquent (2)	25,989	31,566	37,711
Percent of A-minus loans delinquent (default rate)	35.10%	36.69%	40.66%

Subprime credit loans delinquent (2)	9,326	11,132	13,687
Percentage of subprime credit loans delinquent (default rate)	43.60%	45.66%	50.72%

Reduced documentation loans delinquent (3)	27,921	37,239	48,400
Percentage of reduced documentation loans delinquent (default rate)	37.96%	41.66%	45.26%

General Notes: (a) For the information presented for 2011 and 2010, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.” For the information presented prior to 2010, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. This change made our reporting of FICO credit scores consistent with the FICO credit scores that we use for underwriting purposes.
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums. In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 9,598 defaults with a risk of $486 million as of December 31, 2011.
(c) During the fourth quarter of 2011 we conducted a review of our single life of loan policies and concluded that approximately 21,000 of these policies were no longer in force, and as a result we cancelled these policies with insurance in force of approximately $2.3 billion and risk in force of approximately $0.5 billion. It may be possible that some of these policies will be reinstated based on information subsequently provided by our customers.

(1) At December 31, 2011, 2010 and 2009 30,250, 36,066 and 45,907 loans in default, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at December 31, 2011, 2010 and 2009 appear in the table below.

Gross Reserves	December 31,
	2011	2010	2009

Primary:
Direct loss reserves (in millions)	$4,249	$5,146	$6,102
Ending default inventory	175,639	214,724	250,440
Average direct reserve per default	$24,193	$23,966	$24,365

Primary claims received inventory included in ending default inventory	12,610	20,898	16,389

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$278	$700	$561
Without aggregate loss limits	21	30	35
Total pool direct loss reserves	$299	$730	$596

Ending default inventory:
With aggregate loss limits (2)	31,483	41,786	42,821
Without aggregate loss limits	1,488	1,543	1,410
Total pool ending default inventory	32,971	43,329	44,231

Pool claims received inventory included in ending default inventory	1,398	2,510	2,188

Other gross reserves (in millions)	$10	$8	$7

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See “Pool insurance” above for a discussion of our interpretation of the appropriate aggregate loss on a pool policy we have with Freddie Mac. At December 31, 2011 our loss reserves under this policy have been limited under our interpretation of the aggregate. The default inventory includes all items in default under this policy.

The primary default inventory and primary loss reserves by region at December 31, 2011, 2010 and 2009 appears in the table below.

Losses by Region

Primary Default Inventory

Region	2011	2010	2009
Great Lakes	22,158	27,663	32,697
Mid-Atlantic	8,058	9,660	11,384
New England	6,913	7,702	8,824
North Central	20,860	24,192	27,514
Northeast	18,385	19,056	20,607
Pacific	18,381	25,438	32,204
Plains	5,462	7,045	7,998
South Central	21,035	28,984	34,524
Southeast	54,387	64,984	74,688
Total	175,639	214,724	250,440

Primary Loss Reserves
(In millions)

Region	2011	2010	2009
Great Lakes	$348	$426	$531
Mid-Atlantic	205	231	237
New England	149	174	207
North Central	454	495	561
Northeast	325	374	465
Pacific	750	886	1,061
Plains	84	107	117
South Central	413	555	608
Southeast	1,198	1,395	1,679
Total before IBNR and LAE	$3,926	$4,643	$5,466
IBNR and LAE	323	503	636
Total	$4,249	$5,146	$6,102

Regions contain the states as follows:
Great Lakes: IN, KY, MI, OH
Mid-Atlantic: DC, DE, MD, VA, WV
New England: CT, MA, ME, NH, RI, VT
North Central: IL, MN, MO, WI
Northeast: NJ, NY, PA
Pacific: CA, HI, NV, OR, WA
Plains: IA, ID, KS, MT, ND, NE, SD, WY
South Central: AK, AZ, CO, LA, NM, OK, TX, UT
Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at December 31, 2011, 2010 and 2009 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)

	2011	2010	2009
Flow	$2,820	$3,329	$3,637
Bulk	1,106	1,314	1,829
Total primary reserves	$3,926	$4,643	$5,466

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2011 paid claims) for the years ended December 31, 2011, 2010 and 2009 appears in the table below.

Primary average claim paid

	2011	2010	2009
California	$85,205	$88,761	$105,552
Florida	59,216	61,290	66,059
Arizona	55,503	57,925	61,929
Michigan	35,092	35,675	38,341
Nevada	67,584	70,560	74,601
All other states	43,909	43,473	43,682

All states	$49,887	$50,173	$52,627

The primary average loan size of our insurance in force at December 31, 2011, 2010, and 2009 appears in the table below.

Primary average loan size

	2011	2010	2009
Total insurance in force	$158,590	$155,700	$155,960
Prime (FICO 620 & >)	158,870	155,050	154,480
A-Minus (FICO 575-619)	130,700	130,360	130,410
Subprime (FICO < 575)	121,130	117,410	118,440
Reduced doc (All FICOs)(1)	194,060	198,000	203,340

(1)
In this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at December 31, 2011, 2010 and 2009 for the top 5 states (based on 2011 paid claims) appears in the table below.

Primary average loan size

	2011	2010	2009
California	$284,034	$283,459	$288,650
Florida	174,439	174,203	178,262
Arizona	182,705	184,508	188,614
Michigan	123,709	121,282	121,431
Nevada	213,973	214,726	220,506
All other states	151,883	148,379	147,713

Information about net paid claims during the years ended December 31, 2011, 2010 and 2009 appears in the table below.

Net paid claims (In millions)

	2011	2010	2009
Prime (FICO 620 & >)	$1,772	$1,400	$831
A-Minus (FICO 575-619)	283	265	231
Subprime (FICO < 575)	70	77	95
Reduced doc (All FICOs)(1)	429	451	388
Pool	480	177	99
Other	6	3	5
Direct losses paid	3,040	2,373	1,649
Reinsurance	(140)	(126)	(41)
Net losses paid	2,900	2,247	1,608
LAE	60	71	60
Net losses and LAE paid before terminations	2,960	2,318	1,668
Reinsurance terminations	(39)	(38)	(119)
Net losses and LAE paid	$2,921	$2,280	$1,549

(1)
In this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

Primary claims paid for the top 15 states (based on 2011 paid claims) and all other states for the years ended December 31, 2011, 2010 and 2009 appears in the table below.

Paid Claims by state (In millions)

	2011	2010	2009

California	$357	$288	$253
Florida	303	340	195
Arizona	203	156	110
Michigan	138	130	111
Nevada	134	95	75
Georgia	130	97	62
Texas	108	87	51
Illinois	101	91	59
Ohio	76	68	54
Washington	74	41	21
Virginia	66	57	48
Minnesota	65	56	52
Colorado	54	38	27
Maryland	51	50	25
Wisconsin	46	36	24
All other states	648	563	378
	$2,554	$2,193	$1,545
Other (Pool, LAE, Reinsurance)	367	87	4
Net losses and LAE paid	$2,921	$2,280	$1,549

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

The primary default inventory for the top 15 states (based on 2011 paid claims) at December 31, 2011, 2010 and 2009 appears in the table below.

	2011	2010	2009
California	9,542	14,070	19,661
Florida	27,533	32,788	38,924
Arizona	3,809	6,781	8,791
Michigan	7,269	10,278	12,759
Nevada	3,001	4,729	5,803
Georgia	6,744	9,117	10,905
Texas	8,961	11,602	13,668
Illinois	11,420	12,548	13,722
Ohio	8,357	9,850	11,071
Washington	3,467	3,888	3,768
Virginia	2,647	3,627	4,464
Minnesota	2,778	3,672	4,674
Colorado	2,003	2,917	3,451
Maryland	3,869	4,264	4,940
Wisconsin	3,945	4,519	4,923
All other states	70,294	80,074	88,916
	175,639	214,724	250,440

The primary default inventory at December 31, 2011, 2010 and 2009 separated between our flow and bulk business appears in the table below.

	2011	2010	2009
Flow	134,101	162,621	185,828
Bulk	41,538	52,103	64,612
	175,639	214,724	250,440

The flow default inventory by policy year at December 31, 2011, 2010 and 2009 appears in the table below.

Flow default inventory by policy year

Policy year:	2011	2010	2009
2002 and prior	12,006	14,914	17,689
2003	7,403	9,069	10,553
2004	10,116	12,077	13,869
2005	15,594	18,789	21,354
2006	23,078	28,284	33,373
2007	50,664	62,855	73,304
2008	14,247	16,059	15,524
2009	800	546	162
2010	168	28	-
2011	25	-	-
	134,101	162,621	185,828

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at December 31, 2011 and 2010 and approximated $114 million and $113 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

As of December 31, 2011, 22% of our primary insurance in force was written subsequent to December 31, 2008, 37% of our primary insurance in force was written subsequent to December 31, 2007, and 63% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. This premium deficiency reserve as of December 31, 2011, 2010 and 2009 was $135 million, $179 million and $193 million, respectively. The $135 million premium deficiency reserve as of December 31, 2011 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2011 was 2.3%. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2010 was 2.5%.

The components of the premium deficiency reserve at December 31, 2011, 2010 and 2009 appear in the table below.

	December 31,
	2011	2010	2009
	(In millions)
Present value of expected future premium	$494	$506	$427

Present value of expected future paid losses and expenses	(1,455)	(1,760)	(2,157)

Net present value of future cash flows	(961)	(1,254)	(1,730)

Established loss reserves	826	1,075	1,537

Net deficiency	$(135)	$(179)	$(193)

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

The decrease in the premium deficiency reserve for the years ended December 31, 2011, 2010 and 2009 was $44 million, $14 million and $261 million, respectively, as shown in the charts below. The decrease represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for 2011 is primarily related to higher estimated ultimate premiums resulting principally from an increase in the projected persistency rate, somewhat offset by higher estimated ultimate losses resulting principally from an increase in the number of projected claims that will ultimately be resolved as a claim paid. The change in assumptions for 2010 is primarily related to higher estimated ultimate premiums, which is principally related to an increase in the projected persistency rate. The change in assumptions for 2009 primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums, both due to higher expected rates of rescission.

	Year ended December 31,
	2011		2010		2009
	(In millions)

Premium Deficiency Reserve at beginning of period		$(179)		$(193)		$(454)
Adjustment to premium deficiency reserve (1)		-		(37)		-
Adjusted premium deficiency reserve at beginning of period		(179)		(230)		(454)

Paid claims and loss adjustment expenses	$334		$426		$584
Decrease in loss reserves	(249)		(425)		(360)
Premium earned	(120)		(128)		(156)
Effects of present valuing on future premiums, losses and expenses	(8)		(25)		21

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(43)		(152)		89

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (2)		87		203		172

Premium Deficiency Reserve at end of period		$(135)		$(179)		$(193)

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

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of December 31, 2011, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

The calculation of the premium deficiency reserve requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other things, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Similar to our loss reserve estimates, our estimates for premium deficiency reserves could be adversely affected by several factors, including a deterioration of regional or economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses. Assumptions used in calculating the deficiency reserve can also be affected by volatility in the current housing and mortgage lending industries. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserve, the differences between the actual results and our estimates will affect future period earnings and could be material.

Underwriting and other expenses

Underwriting and other expenses for 2011 decreased when compared to 2010 and 2009. The decrease reflects our reductions in headcount as well as our lower contract underwriting volume.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009

Loss ratio	152.6%	137.5%	259.5%
Expense ratio	16.0%	16.3%	15.1%
Combined ratio	168.6%	153.8%	274.6%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in 2011, compared to 2010, was due to a increase in losses incurred, as well as a decrease in premiums earned. The expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in the expense ratio in 2011, compared to 2010, was due to a decrease in underwriting and other expenses of the combined insurance operations, partially offset by a decrease in premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

The decrease in the loss ratio in 2010, compared to 2009, was due to a decrease in losses incurred, partially offset by a decrease in premium earned. The increase in the expense ratio in 2010, compared to 2009, was due to a decrease in premiums written, partially offset by a decrease in underwriting and other expenses of the combined insurance operations.

Interest expense

Interest expense for 2011 increased when compared to 2010. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures, somewhat offset by lower interest on our Senior Notes due to repayments and repurchases.

Interest expense for 2010 increased when compared to 2009. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures.

Income taxes

The effective tax rate provision on our pre-tax loss was 0.3% in 2011, compared to the effective tax rate provision of 1.2% in 2010. During those periods, the benefit from income taxes was eliminated or reduced by the recognition of a valuation allowance. The effective tax rate benefit on our pre-tax loss was (25.1%) in 2009.

We review the need to adjust the deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. Based on our analysis and the level of cumulative operating losses, we have reduced our benefit from income tax by recognizing a valuation allowance.

Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. During 2009, our deferred tax asset valuation allowance was reduced by the deferred tax liability related to $102.3 million of income that was recorded in other comprehensive income. During 2010, our deferred tax valuation allowance was increased due to a decrease in the deferred tax liability related to $63.5 million of losses that were recorded in other comprehensive income. During 2011, our deferred tax asset valuation allowance was reduced due to an increase in the deferred tax liability related to $2.3 million of income that was recorded in other comprehensive income. In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	2011	2010	2009
	(In thousands)

Benefit from income taxes	$(196,835)	$(145,334)	$(681,266)
Change in valuation allowance	198,428	149,669	238,490

Tax provision (benefit)	$1,593	$4,335	$(442,776)

The increase in the valuation allowance that was included in other comprehensive income was zero, $22.2 million and zero for the years ended December 31, 2011, 2010 and 2009, respectively. The total valuation allowance as of December 31, 2011, 2010 and 2009 was $608.8 million, $410.3 million and $238.5 million, respectively.

Legislation enacted in 2009 expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the consolidated statement of operations for the carryback of 2009 losses. The refund related to these benefits was received in the second quarter of 2010.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1,448 million of net operating loss carryforwards on a regular tax basis and $582 million of net operating loss carryforwards for computing the alternative minimum tax as of December 31, 2011. The increase in net operating loss carryforwards from operating losses during 2011 was partially offset by a onetime inclusion of taxable income. The taxable income related to the cancellation of indebtedness triggered by the conclusion of bankruptcy proceedings for C-BASS, an unconsolidated joint venture investment. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2031.

Financial Condition

At December 31, 2011 the total fair value of our investment portfolio was $5.8 billion. In addition, at December 31, 2011 our total assets included approximately $1.0 billion of cash and cash equivalents as shown on our consolidated balance sheet in Item 8. At December 31, 2011, based on fair value, approximately 100% of our fixed income securities were investment grade securities. The percentage of investments rated BBB may continue to increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. Our fixed income securities are readily marketable, other than our auction rate securities discussed below, and concentrated in maturities of less than 15 years. The composition of ratings at December 31, 2011, 2010 and 2009 are shown in the table below.

Investment Portfolio Ratings

	December 31,
	2011	2010	2009

AAA	37%	43%	39%
AA	26%	29%	34%
A	27%	23%	20%
BBB	10%	5%	6%

Investment grade	100%	100%	99%

Below investment grade	-	-	1%

Total	100%	100%	100%

Approximately 10% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors. We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. At December 31, 2011, there are no fixed income securities that are relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At December 31, 2011, the modified duration of our fixed income investment portfolio, including cash and cash equivalents, was 2.8 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.8% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

We held $170 million in auction rate securities (“ARS”) backed by student loans at December 31, 2011. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed. The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education. At December 31, 2011, approximately 83% of our ARS portfolio was rated AAA/Aaa by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. At December 31, 2011, our entire ARS portfolio, consisting of 19 investments, was subject to failed auctions; however, from the period when the auctions began to fail through December 31, 2011, $361 million in par value of ARS was either sold or called, with the average amount we received being approximately 97% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

At December 31, 2011, we had outstanding $171 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $117 million. At December 31, 2011, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $202 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at December 31, 2011 are reflected as a liability on our consolidated balance sheet at the current amortized value of $344 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $190 million at December 31, 2011.

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The IRS assessment related to the REMIC issue is $190.7 million in taxes and penalties. There would also be applicable interest, which may be substantial. Additional state income taxes along with any applicable interest may become due when a final resolution is reached and could also be substantial. We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. Because net operating losses that we incurred in 2009 were carried back to taxable years that were included in the settlement agreement, it was subject to review by the Joint Committee on Taxation of Congress. Following that review, the IRS indicated that it is reconsidering the terms of the settlement. We are attempting to address the IRS’ concerns, but there is a risk that we may not be able to settle the proposed adjustments with the IRS or, alternatively, that the terms of any final settlement will be more costly to us than the currently proposed settlement. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A.

The IRS is currently conducting an examination of our federal income tax returns for the years 2008 and 2009, which is scheduled to be completed in 2012. The adjustments that are currently proposed by the IRS are temporary in nature and would have no material effect on the financial statements.

The total amount of unrecognized tax benefits as of December 31, 2011 is $110.1 million. The total amount of the unrecognized tax benefits that would affect our effective tax rate is $97.5 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $26.7 million for the payment of interest as of December 31, 2011. Although the IRS is reconsidering the terms of our settlement agreement with them, as discussed above, if approved our total amount of unrecognized tax benefits would be reduced by $104.0 million during 2012, while after taking into account prior payments and the effect of available NOL carrybacks, any net cash outflows would approximate $23 million.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2011, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $46.4 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through December 31, 2011, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2010, we experienced an increase in claims for contract underwriting remedies, which continued into 2011. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

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

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$171 million of 5.375% Senior Notes due in November 2015,

•	$345 million of Convertible Senior Notes due in 2017,

•	$389.5 million of Convertible Junior Debentures due in 2063,

•	interest on the foregoing debt instruments, and

•	the other costs and operating expenses of our business.

Holders of both of the convertible issues may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated.

For the first time in many years, beginning in 2009, claim payments exceeded premiums received. We expect that this trend will continue. Due to the uncertainty regarding how factors such as foreclosure moratoriums, servicing and court delays, failures by servicers to follow proper procedures in foreclosure proceedings, loan modifications and claims investigations and rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. In addition, we align the maturities of our investment portfolio with our estimate of future obligations. A significant portion of our investment portfolio securities are held by our insurance subsidiaries. As long as the trends discussed above continue, we expect to experience significant declines in our investment portfolio.

Debt at Our Holding Company and Holding Company Capital Resources

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. Since 2008, MGIC has not paid any dividends to our holding company. Through 2012, MGIC cannot pay any dividends to our holding company without approval from the OCI.

At December 31, 2011, we had $487 million in cash and investments at our holding company.

As of December 31, 2011, our holding company’s debt obligations were $906 million in par value consisting of:

•	$171 million in par value of Senior Notes due in November 2015, with an annual interest cost of $9 million;

•	$345 million in par value of Convertible Senior Notes due in 2017, with an annual interest cost of $17 million; and

•	$390 million in par value of Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million

See Note 8 – “Debt” to our consolidated financial statements in Item 8 for additional information about this indebtedness, including restrictive covenants in our Senior Notes and our right to defer interest on our Convertible Junior Debentures.

Our holding company has no other material sources of cash inflows other than investment income. Furthermore, our holding company contributed $200 million to its insurance operations in December 2011 to support these operations. Any further contributions would further decrease our holding company cash and investments.

In 2011, we repurchased for cash approximately $129 million in par value of our 5.375% Senior Notes due in November 2015. We recognized $27.7 million in gains on the repurchases, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2011. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

Risk-to-Capital

We compute our risk-to-capital ratio on a separate company statutory basis, as well as for our combined insurance operations. The risk-to-capital ratio is our net risk in force divided by our policyholders’ position. Our net risk in force includes both primary and pool risk in force, and excludes risk on policies that are currently in default and for which loss reserves have been established. The risk amount includes pools of loans or bulk deals with contractual aggregate loss limits and in some cases without these limits. Policyholders’ position consists primarily of statutory policyholders’ surplus (which increases as a result of statutory net income and decreases as a result of statutory net loss and dividends paid), plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years. However, with regulatory approval a mortgage insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

	December 31,
	2011	2010
	(In millions, except ratio)

Risk in force - net (1)	$31,769	$33,817

Statutory policyholders' surplus	$1,569	$1,709
Statutory contingency reserve	-	-

Statutory policyholders' position	$1,569	$1,709

Risk-to-capital	20.3:1	19.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	December 31,
	2011	2010
	(In millions, except ratio)

Risk in force - net (1)	$36,805	$39,369

Statutory policyholders' surplus	$1,657	$1,692
Statutory contingency reserve	4	5

Statutory policyholders' position	$1,661	$1,697

Risk-to-capital	22.2:1	23.2:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($8.6 billion at December 31, 2011 and $11.0 billion at December 31, 2010) and for which loss reserves have been established.

Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. We currently expect MGIC’s risk-to-capital to exceed 25 to 1 in the second half of 2012.

For additional information regarding regulatory capital see “Overview-Capital” above as well as our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in item 1A.

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated B1 by Moody’s Investors Service with a negative outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is B with a negative outlook.

For further information about the importance of MGIC’s ratings, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.

Contractual Obligations

At December 31, 2011, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,842	$61	$123	$285	$2,373
Operating lease obligations	9	4	4	1	-
Tax obligations	17	17	-	-	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement benefit plans	177	11	28	32	106
Other long-term liabilities	4,558	2,325	1,686	547	-

Total	$7,604	$2,419	$1,841	$865	$2,479
Our long-term debt obligations at December 31, 2011 include, $171 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in Item 8. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 14 – “Income taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 - “Benefit plans” to our consolidated financial statements in Item 8 for discussion of expected benefit payments under our benefit plans.

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

The incurred but not reported, or IBNR, reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claim rates and claim amounts for the estimated number of defaults not reported. As of December 31, 2011 and 2010, we had IBNR reserves of $244 million and $335 million, respectively.

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

In considering the potential sensitivity of the factors underlying our best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations. For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor would change the reserve amount by approximately $190 million as of December 31, 2011. Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Losses incurred	Reserve at
	related to	end of
	prior years (1)	prior year
	(In thousands)
2011	$(99,328)	$5,884,171
2010	(266,908)	6,704,990
2009	466,765	4,775,552
2008	387,104	2,642,479
2007	518,950	1,125,715

(1)	A positive number for a prior year indicates a deficiency of loss reserves, and a negative number for a prior year indicates a redundancy of loss reserves.

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the economy, including unemployment and local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance and mitigation from rescissions being materially less than assumed. Our estimates are also affected by any agreements we enter into regarding claim payments, such as the settlement agreements discussed below under “Losses incurred”. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

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

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	2011	2010	2009
	(In billions)

Estimated rescission reduction - beginning reserve	$1.3	$2.1	$0.5

Estimated rescission reduction - losses incurred	-	0.2	2.5

Rescission reduction - paid claims	0.6	1.2	1.2
Amounts that may have been applied to a deductible	-	(0.2)	(0.3)
Net rescission reduction - paid claims	0.6	1.0	0.9

Estimated rescission reduction - ending reserve	$0.7	$1.3	$2.1

The $2.5 billion estimated mitigation of incurred losses during 2009 represents both the claims not paid in the period due to rescissions, as well as an increasing default inventory and an increasing expected rescission rate for those loans in default. Even though rescissions mitigated our paid losses by a similar amount in 2010 as compared to 2009, the estimated mitigation of incurred losses declined to $0.2 billion for 2010. This decrease was caused by a decline in our default inventory in 2010, compared to an increase in 2009, as well as a modest decline in the expected rescission rate for loans in our default inventory during 2010, compared to a significantly increasing expected rescission rate during 2009 and a decrease in severity on expected rescissions.

The decrease in the estimated mitigation of incurred losses in 2011 compared to the same period in 2010 is due to a decline in the expected rescission rate for loans in our default inventory during 2011 compared to a modest decline in 2010.

At December 31, 2011, our loss reserves continued to be significantly impacted by expected rescission activity. We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 20 – “Litigation and contingencies” to our consolidated financial statements in Item 8.

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. Any definitive agreement with these customers would be subject to GSE approval. One GSE has approved one of our settlement agreements, but this agreement remains subject to the approval of the other GSE. We believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at December 31, 2011. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at December 31, 2011. There can be no assurances that both GSEs will approve any settlement agreements and the GSEs may approve some of our settlement agreements and reject others based on the specific terms of those agreements.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of December 31, 2011
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q1 2010	20.9%	99.9%
Q2 2010	19.9%	100.0%
Q3 2010	18.7%	99.7%
Q4 2010	17.0%	99.2%
Q1 2011	13.2%	97.4%
Q2 2011	9.5%	94.3%

(1) This percentage is claims received, during the quarter shown, that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown. In certain cases we rescind coverage before a claim is received. Such rescissions, which have not been material, are not included in the statistics in this table.
(2) This percentage is claims received, during the quarter shown, that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims for which we have informed the insured of our decision not to pay the claim. Although our decision to not pay a claim is made after we have given the insured an opportunity to dispute the facts underlying our decision to not pay the claim, these decisions are sometimes reversed after further discussion with the insured. The number of rescission reversals has been immaterial.
Note: In the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. Therefore, in addition to our substantial pipeline of claims investigations, we have a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expect will eventually result in rescissions. We continue to expect that the percentage of claims that will be resolved through rescissions will continue to decline after resolution of the rebuttal pipeline.

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

As is the case with our loss reserves, as discussed above, the severity of claims and claim rates, as well as persistency for the premium deficiency calculation, are likely to be affected by external events, including actual economic conditions, as well as future rescission activity. However, our estimation process does not include a correlation between these economic conditions and our assumptions because it is our experience that an analysis of that nature would not produce reliable results. In considering the potential sensitivity of the factors underlying management’s best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on the premium deficiency reserve and, correspondingly, on our results of operations. For example, a $1,000 change in the average severity combined with a 1% change in the average claim rate could change the Wall Street bulk premium deficiency reserve amount by approximately $69 million. Additionally, a 5% change in the persistency of the underlying loans could change the Wall Street bulk premium deficiency reserve amount by approximately $15 million. We do not anticipate changes in the discount rate will be significant enough as to result in material changes in the calculation.

Revenue recognition

When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy term. We have no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender. Cancellations include rescissions and policies cancelled due to claim payment. When a policy is rescinded, all previously collected premium is returned to the lender and when a claim is paid we return any premium received since the date of default. The liability associated with our estimate of premium to be returned is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in these liabilities effect premiums written and earned and change in premium deficiency reserve, respectively. In periods prior to 2010, the liability associated with premium to be returned on claim payments was included in loss reserves and changes to this estimate affected losses incurred. This policy did not have a significant impact on premiums written and earned or losses incurred in periods prior to 2010. The actual return of premium for all periods affects premium written and earned. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs discussed below.

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

Because our insurance premiums are earned over time, changes in persistency result in deferred insurance policy acquisition costs being amortized against revenue over a comparable period of time. At December 31, 2011, the persistency rate of our primary mortgage insurance was 82.9%, compared to 84.4% at December 31, 2010. This change did not significantly affect the amortization of deferred insurance policy acquisition costs for the period ended December 31, 2011. A 10% change in persistency would not have a material effect on the amortization of deferred insurance policy acquisition costs in the subsequent year.

If a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Fair Value Measurements

We adopted fair value accounting guidance that became effective January 1, 2008. This guidance addresses aspects of the expanding application of fair-value accounting. The guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements regarding fair-value measurements and provides companies with an option to report selected financial assets and liabilities at fair value with changes in fair value reported in earnings. The option to account for selected financial assets and liabilities at fair value is made on an instrument-by-instrument basis at the time of acquisition. For the years ended December 31, 2011, 2010 and 2009, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 – Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs primarily include certain U.S. Treasury securities and obligations of U.S. government corporations and agencies and Australian government and semi government securities.

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

Assets and liabilities classified as Level 3 are as follows:

•      Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 6 – “Investments” to our consolidated financial statements in Item 8. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2011 and 2010. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model is based on the following key assumptions.

▪	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
▪	Liquidity by December 31, 2012 through December 31, 2014;
▪	Continued receipt of contractual interest; and
▪	Discount rates ranging from 2.30% to 4.30%, which include a spread for liquidity risk.

A 1.00% change in the discount rate would change the value of our ARS by approximately $3.8 million. A two year change to the years to liquidity assumption would change the value of our ARS by approximately $5.9 million.

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

In April 2009, new accounting guidance regarding the recognition and presentation of other-than-temporary impairments was issued. The new guidance required us to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security for which we assert that we do not have the intent to sell the security, and it is more likely than not that we will not be required to sell the security before recovery of our cost basis. Under this guidance the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (such as changes in interest rates or market conditions) is recorded as a component of other comprehensive income (loss). If we determine it is more likely than not that we will have to sell a debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted or amortized into net investment income. This guidance was effective beginning with the quarter ending June 30, 2009.

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

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During 2011 we recognized OTTI losses in earnings of $0.7 million. During 2010 we recognized OTTI losses in earnings of $9.6 million. During 2009 we recognized OTTI losses in earnings of $40.9 million and an additional $1.8 million of OTTI losses in other comprehensive income.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2011, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2011, the modified duration of our fixed income investment portfolio, including cash and cash equivalents, was 2.8 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.8% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 8.           Financial Statements and Supplementary Data.

     The following consolidated financial statements are filed pursuant to this Item 8:

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Premiums written:
Direct	$1,119,182	$1,169,081	$1,346,191
Assumed (note 11)	(4,898)	3,090	3,947
Ceded (note 11)	(49,904)	(70,376)	(107,111)
Net premiums written	1,064,380	1,101,795	1,243,027
Decrease in unearned premiums	59,455	66,952	59,314
Net premiums earned (note 11)	1,123,835	1,168,747	1,302,341

Investment income, net of expenses (note 6)	201,270	247,253	304,678
Realized investment gains, net (note 6)	143,430	102,581	92,874

Total other-than-temporary impairment losses	(715)	(9,644)	(42,704)
Portion of losses recognized in other comprehensive income (loss), before taxes (note 3)	-	-	1,764
Net impairment losses recognized in earnings	(715)	(9,644)	(40,940)

Other revenue	36,459	11,588	49,573
Total revenues	1,504,279	1,520,525	1,708,526

Losses and expenses:
Losses incurred, net (notes 9 and 11)	1,714,707	1,607,541	3,379,444
Change in premium deficiency reserve (note 10)	(44,150)	(51,347)	(261,150)
Amortization of deferred policy acquisition costs	6,880	7,062	8,204
Other underwriting and operating expenses, net	207,870	218,080	231,408
Reinsurance fee (note 11)	-	-	26,407
Interest expense (note 8)	103,271	98,589	89,266
Total losses and expenses	1,988,578	1,879,925	3,473,579
Loss before tax	(484,299)	(359,400)	(1,765,053)
Provision for (benefit from) income taxes (note 14)	1,593	4,335	(442,776)

Net loss	$(485,892)	$(363,735)	$(1,322,277)

Loss per share (notes 3 and 18):
Basic	$(2.42)	$(2.06)	$(10.65)
Diluted	$(2.42)	$(2.06)	$(10.65)

Weighted average common shares outstanding - basic (note 3)	201,019	176,406	124,209

Weighted average common shares outstanding - diluted (note 3)	201,019	176,406	124,209

Dividends per share	$-	$-	$-

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010
ASSETS	(In thousands)

Investment portfolio (notes 6 and 7):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2011 - $5,700,894; 2010 - $7,366,808)	$5,820,900	$7,455,238
Equity securities	2,747	3,044
Total investment portfolio	5,823,647	7,458,282

Cash and cash equivalents	995,799	1,304,154
Accrued investment income	55,666	70,305
Reinsurance recoverable on loss reserves (note 11)	154,607	275,290
Reinsurance recoverable on paid losses	19,891	34,160
Premiums receivable	71,073	79,567
Home office and equipment, net	28,145	28,638
Deferred insurance policy acquisition costs	7,505	8,282
Other assets	59,897	74,964
Total assets	$7,216,230	$9,333,642

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Loss reserves (notes 9 and 11)	$4,557,512	$5,884,171
Premium deficiency reserve (note 10)	134,817	178,967
Unearned premiums (note 11)	154,866	215,157
Senior notes (note 8)	170,515	376,329
Convertible senior notes (note 8)	345,000	345,000
Convertible junior debentures (note 8)	344,422	315,626
Other liabilities	312,283	349,337
Total liabilities	6,019,415	7,664,587

Contingencies (note 20)

Shareholders' equity (note 15):
Common stock (one dollar par value, shares authorized 460,000; shares issued 2011 and 2010 - 205,047; outstanding 2011 - 201,172; 2010 - 200,450)	205,047	205,047
Paid-in capital	1,135,821	1,138,942
Treasury stock (shares at cost 2011 - 3,875; 2010 - 4,597)	(162,542)	(222,632)
Accumulated other comprehensive income, net of tax (note 3)	30,124	22,136
Retained (deficit) earnings	(11,635)	525,562
Total shareholders' equity	1,196,815	1,669,055
Total liabilities and shareholders' equity	$7,216,230	$9,333,642

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2009, 2010 and 2011

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained	Comprehensive
	stock	capital	stock	income (loss) (note 3)	earnings/(deficit)	loss
	(In thousands)

Balance, December 31, 2008 (as originally reported)	$130,119	$367,067	$(276,873)	$(106,789)	$2,253,676
Cumulative effect of accounting change (convertible debt)	-	73,475	-	-	(6,442)
Balance, December 31, 2008 (as adjusted)	$130,119	$440,542	$(276,873)	$(106,789)	$2,247,234

Net loss					(1,322,277)	(1,322,277)
Change in unrealized investment gains and losses, net	-	-	-	154,358	-	154,358
Noncredit component of impairment losses, net (note 6)	-	-	-	(1,764)	-	(1,764)
Common stock shares issued upon debt conversion (note 8)	44	263	-	-	-
Reissuance of treasury stock, net	-	(11,613)	7,135	-	(545)
Equity compensation	-	14,102	-	-	-
Defined benefit plan adjustments, net	-	-	-	10,704	-	10,704
Unrealized foreign currency translation adjustment, net	-	-	-	17,646	-	17,646
Other	-	-	-	-	295
Comprehensive loss						$(1,141,333)

Balance, December 31, 2009	$130,163	$443,294	$(269,738)	$74,155	$924,707
Net loss					(363,735)	(363,735)
Change in unrealized investment gains and losses, net	-	-	-	(69,074)	-	(69,074)
Common stock shares issued (note 15)	74,884	697,492	-	-	-
Reissuance of treasury stock, net	-	(14,425)	47,106	-	(35,410)
Equity compensation	-	12,581	-	-	-
Defined benefit plan adjustments, net	-	-	-	6,390	-	6,390
Unrealized foreign currency translation adjustment, net	-	-	-	10,665	-	10,665
Comprehensive loss						$(415,754)

Balance, December 31, 2010	$205,047	$1,138,942	$(222,632)	$22,136	$525,562
Net loss					(485,892)	(485,892)
Change in unrealized investment gains and losses, net (note 6)	-	-	-	21,057	-	21,057
Reissuance of treasury stock, net (note 15)	-	(14,577)	60,090	-	(51,305)
Equity compensation (note 18)	-	11,456	-	-	-
Defined benefit plan adjustments, net (note 13)	-	-	-	(12,862)	-	(12,862)
Unrealized foreign currency translation adjustment, net	-	-	-	(207)	-	(207)
Comprehensive loss						$(477,904)

Balance, December 31, 2011	$205,047	$1,135,821	$(162,542)	$30,124	$(11,635)

See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(485,892)	$(363,735)	$(1,322,277)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and other amortization	84,828	60,882	60,349
Deferred tax (benefit) provision	(738)	(75)	176,279
Realized investment gains, net	(143,430)	(102,581)	(92,874)
Net investment impairment losses	715	9,644	40,940
Gain on repurchase on senior notes	(27,688)	-	(27,238)
Other	(14,218)	(13,646)	55,764
Change in certain assets and liabilities:
Accrued investment income	14,639	9,523	11,028
Reinsurance recoverable on loss reserves	120,683	56,937	(99,239)
Reinsurance recoverable on paid losses	14,269	(24,863)	(3,572)
Premiums receivable	8,494	10,572	7,462
Deferred insurance policy acquisition costs	777	740	2,482
Real estate	4,599	(2,390)	29,028
Loss reserves	(1,326,659)	(820,819)	1,929,438
Premium deficiency reserve	(44,150)	(14,219)	(261,150)
Unearned premiums	(60,291)	(65,581)	(55,360)
Return premium	(28,300)	90,500	57,900
Income taxes payable (current)	(1,489)	293,681	(179,006)

Net cash (used in) provided by operating activities	(1,883,851)	(875,430)	329,954

Cash flows from investing activities:
Investment purchases:
Equity securities	(126)	(156)	(1,387)
Fixed maturities	(4,393,471)	(5,225,794)	(4,147,412)
Proceeds from sale of:
Equity securities	504	-	1,273
Fixed maturities	4,742,213	4,287,312	3,663,239
Proceeds from maturity of fixed maturities	1,407,325	740,959	554,980
Repayment of note receivable from joint ventures	-	83,500	-
Net (decrease) increase in payable for securities	(2,228)	2,275	(17,890)
Net cash provided by (used in) investing activities	1,754,217	(111,904)	52,803

Cash flows from financing activities:
Repayment of note payable	-	-	(200,000)
Repayment of long-term debt	(178,721)	(1,000)	(94,352)
Net proceeds from convertible senior notes	-	334,373	-
Common stock shares issued	-	772,376	-
Net cash (used in) provided by financing activities	(178,721)	1,105,749	(294,352)
Net (decrease) increase in cash and cash equivalents	(308,355)	118,415	88,405
Cash and cash equivalents at beginning of year	1,304,154	1,185,739	1,097,334
Cash and cash equivalents at end of year	$995,799	$1,304,154	$1,185,739

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

1.	Nature of business

MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation ("MGIC") and several other subsidiaries, is principally engaged in the mortgage insurance business. We provide mortgage insurance to lenders throughout the United States and to government sponsored entities (“GSEs”) to protect against loss from defaults on low down payment residential mortgage loans. Our principal product is primary mortgage insurance. Primary mortgage insurance may be written through the flow channel, in which loans are insured in individual, loan-by-loan transactions. Primary mortgage insurance may also be written through the bulk channel, in which portfolios of loans are individually insured in single, bulk transactions. Prior to 2008, we wrote significant volume through the bulk channel, substantially all of which was Wall Street bulk business, which we discontinued writing in 2007. We have not written any business through the bulk channel since 2008. Prior to 2009, we also wrote pool mortgage insurance. Pool insurance generally covers the excess of the loss on a defaulted mortgage loan which exceeds the claim payment under the primary coverage, if primary insurance is required on that mortgage loan, as well as the total loss on a defaulted mortgage loan which did not require primary insurance. Pool insurance may have a stated aggregate loss limit for a pool of loans and may also have a deductible under which no losses are paid by the insurer until losses on the pool of loans exceed the deductible. We wrote an insignificant amount of pool business during 2009 and none in 2010 or 2011. Through certain other non-insurance subsidiaries, we also provide various services for the mortgage finance industry, such as contract underwriting and portfolio analysis and retention. We began our international operations in Australia, where we started to write business in June 2007. Since 2008, we are no longer writing new business in Australia. Our Australian operations are included in our consolidated financial statements; however they are not material to our consolidated results.

At December 31, 2011, our direct domestic primary insurance in force was $172.9 billion, which represents the principal balance in our records of all mortgage loans that we insure, and our direct domestic primary risk in force was $44.5 billion, which represents the insurance in force multiplied by the insurance coverage percentage. Our direct pool risk in force at December 31, 2011 was approximately $1.9 billion ($0.7 billion on pool policies with aggregate loss limits and $1.2 billion on pool policies without aggregate loss limits). See Note 20 – “Litigation and contingencies” for a discussion of our interpretation of the appropriate aggregate loss limit on certain pool policies we have with Freddie Mac. At December 31, 2011, our loss reserves under these policies have been limited under our interpretation of the aggregate. Our risk in force in Australia at December 31, 2011 was approximately $0.9 billion which represents the risk associated with 100% coverage on the insurance in force. However the mortgage insurance we provided in Australia only covers the unpaid loan balance after the sale of the underlying property.

Capital

The insurance laws or regulations of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” While formulations of minimum capital may vary in certain jurisdictions, the most common measure applied allows for a maximum permitted risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires us to maintain a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

In December 2011, our holding company, MGIC Investment Corporation, contributed $200 million to increase the statutory capital of MGIC to approximately $1.6 billion at December 31, 2011. (As of December 31, 2011, there was $487 million of cash and investments at our holding company). At December 31, 2011, MGIC’s risk-to-capital ratio was 20.3 to 1 and its policyholder position exceeded the MPP by $185 million. We currently expect MGIC’s risk-to-capital to exceed 25 to 1 in the second half of 2012. At December 31, 2011, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 22.2 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

The National Association of Insurance Commissioners (“NAIC”) adopted Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) effective January 1, 2012. As MGIC approaches a risk-to-capital ratio of 25 to 1, under SSAP No. 101, the benefit to statutory capital allowed for deferred tax assets will be eliminated. Effectively, MGIC’s risk-to-capital ratio, computed while excluding any deferred tax assets from the capital base, must be under 25 to 1 in order to include such deferred tax assets in the amount of available statutory capital. Any exclusion of these assets would negatively impact our statutory capital for purposes of calculating compliance with the Capital Requirements. At December 31, 2011, deferred tax assets of $142 million were included in MGIC’s statutory capital. For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could result in material non-compliance with Capital Requirements, see Note 20 – “Litigation and contingencies” and Note 14 – “Income taxes.” As discussed below, in accordance with Accounting Standards Codification (“ASC”) 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in litigation or other dispute resolution proceedings. An accrual, if one was required and depending on the amount, could result in material non-compliance with Capital Requirements.

Although we currently meet the Capital Requirements of the jurisdictions in which we write business, in December 2009, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) issued an order waiving, until December 31, 2011, its Capital Requirements. On January 23, 2012, the OCI issued an order (the “New Order”) waiving, until December 31, 2013, its Capital Requirements. In place of the Capital Requirements, the New Order provides, as did the prior order, that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. Pursuant to the New Order, MGIC contributed $200 million to MGIC Indemnity Corporation (“MIC”), a direct subsidiary of MGIC, in January 2012, as part of the plan discussed below to write new mortgage insurance in MIC in certain jurisdictions.

The New Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the New Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the New Order is referred to as the “Keepwell Provision”). “Liquid Assets”, which include those of MGIC as well as those held in certain of our subsidiaries, excluding MIC and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of December 31, 2011, “Liquid Assets” were approximately $6.4 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after December 31, 2011 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see Note 20 – “Litigation and contingencies” and Note 14 – “Income taxes.”

MGIC previously applied for waivers in all jurisdictions besides Wisconsin that have Capital Requirements and received waivers from some of them. Most of the waivers that MGIC received expired December 31, 2011. We expect to reapply for waivers in all other jurisdictions that have Capital Requirements, and whose laws allow waivers (“Waiver Jurisdictions”), before they are needed. Some jurisdictions denied our original request for a waiver and others may deny future requests. The OCI and insurance departments of other jurisdictions, in their sole discretion, may modify, terminate or extend their waivers. Any modification or extension of the Keepwell Provision requires our written consent. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC does not comply with the Capital Requirements unless MGIC obtained additional capital to enable it to comply with the Capital Requirements. New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in each of 2010 and 2011. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business.

We cannot assure you that all Waiver Jurisdictions will grant a waiver of their Capital Requirements, the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires, or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. Depending on the circumstances, the amount of additional capital we might need could be substantial.

We have implemented a plan to write new mortgage insurance in MIC in selected jurisdictions in order to address our expectation that in the future MGIC will not meet the Capital Requirements discussed above and may not be able to obtain appropriate waivers of these requirements in all jurisdictions in which Capital Requirements are present. As of December 31, 2011, MIC had statutory capital of $234 million (which does not include the $200 million contribution that was made in January 2012, in accordance with the New Order). MIC has received the necessary approvals, including from the OCI, to write business in all of the jurisdictions in which MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet Capital Requirements and obtain waivers of those requirements. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to insure loans purchased or guaranteed by Fannie Mae or Freddie Mac. If this were to occur, we would need to seek the GSEs’ approval to allow MIC to write business in those jurisdictions. MIC has obtained the appropriate licenses to write business in all jurisdictions.

In October 2009, we, MGIC and MIC entered into an agreement with Fannie Mae under which MGIC agreed to contribute $200 million to MIC (which MGIC did in 2009) and Fannie Mae approved MIC as an eligible mortgage insurer through December 31, 2011. On January 23, 2012, we, MGIC and MIC, entered into a new agreement with Fannie Mae (the “Fannie Mae Extension”) under which we agreed to contribute $200 million to increase the statutory capital of MGIC (our $200 million contribution in December 2011 met this requirement), MGIC agreed to contribute $200 million to MIC on or before January 31, 2012, which MGIC did, and Fannie Mae extended its approval of MIC as an eligible mortgage insurer through December 31, 2013. Under the Fannie Mae Extension, MIC will be eligible to write mortgage insurance only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and if MGIC fails to obtain relief from those requirements or a specific waiver of them. The Fannie Mae Extension includes other conditions and restrictions, including the continued effectiveness of the OCI’s New Order and the continued applicability of the Keepwell Provisions in the New Order. As noted above, we cannot assure you that the OCI will not modify or revoke the New Order, or that it will renew it when it expires.

On February 11, 2010, Freddie Mac notified MGIC that it may utilize MIC to write new business in jurisdictions in which MGIC does not meet Capital Requirements and does not obtain appropriate waivers of those requirements. Freddie Mac’s approval, scheduled to expire December 31, 2012, contained various conditions to MIC’s eligibility, including that MIC could not be capitalized with more than the $200 million contribution made in 2009, without prior approval from Freddie Mac. On January 23, 2012, Freddie Mac agreed to modify its approval in order to allow the $200 million contribution from MGIC to MIC that is provided for in the New Order and the Fannie Mae Extension (the “Freddie Mac Approval”).

Under the Freddie Mac Approval, MIC may write business only in those jurisdictions where MGIC does not meet the Capital Requirements and does not obtain appropriate waivers of those requirements. Freddie Mac anticipates that MGIC will obtain waivers of the minimum capital requirements of most jurisdictions that have such requirements. Therefore, as of the date of the Freddie Mac Approval, approval of MIC as an eligible mortgage insurer is only given for New York, Kansas, Kentucky, Idaho and Puerto Rico. The Freddie Mac Approval, includes certain conditions and restrictions to its continued effectiveness, including requirements that MGIC contribute $200 million to MIC on or before January 31, 2012, which MGIC did; MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC; while MIC is writing new business under the Freddie Mac approval, MIC may not exceed a risk-to-capital ratio of 20:1; MGIC and MIC comply with all terms and conditions of the New Order and the New Order remain effective. As noted above, we cannot assure you that the OCI will not modify or revoke the New Order, or that it will renew it when it expires. As noted above, Freddie Mac has approved MIC as a Limited Insurer only through December 31, 2012 and Freddie Mac may modify the terms and conditions of its approval at any time without notice and may withdraw its approval of MIC as an eligible insurer at any time in its sole discretion. Unless Freddie Mac extends the term of its approval of MIC, whether MIC will continue as an eligible mortgage insurer after December 31, 2012 will be determined by Freddie Mac’s mortgage insurer eligibility requirements then in effect.

In 2011, one of our competitors, Republic Mortgage Insurance Company (“RMIC”), ceased writing new insurance commitments after the waiver of Capital Requirements that it received from its domiciliary state expired. In early 2012, RMIC was placed under the supervision of the insurance department of its domiciliary state and that insurance department issued a partial claim payment plan, under which RMIC’s claim payments will be made at 50% for an initial period not to exceed one year, with the remaining amount deferred. In 2011, another competitor, PMI Mortgage Insurance Co. (“PMI”) and the subsidiary it established to write new business if PMI was no longer able to do so, ceased issuing new mortgage insurance commitments when PMI was placed under the supervision of the insurance department of its domiciliary state. Later that year, the insurance department took possession and control of PMI and issued a partial claim payment plan, under which PMI’s claim payments will be made at 50%, with the remaining amount deferred. (PMI’s parent company subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.)

A failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity; the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received; future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see Note 20 – “Litigation and contingencies.”)

Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in 2011, rescissions mitigated our paid losses by approximately $0.6 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 17% to 20% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. In the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. Therefore, in addition to our substantial pipeline of claims investigations, we have a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expect will eventually result in rescissions. We continue to expect that the percentage of claims that will be resolved through rescissions will continue to decline after resolution of the rebuttal pipeline.

Our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we expect to pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. At December 31, 2011, we had 175,639 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 20 – “Litigation and contingencies.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. Any definitive agreement with these customers would be subject to GSE approval. One GSE has approved one of our settlement agreements, but this agreement remains subject to the approval of the other GSE. We believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at December 31, 2011. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at December 31, 2011. There can be no assurances that both GSEs will approve any settlement agreements and the GSEs may approve some of our settlement agreements and reject others based on the specific terms of those agreements.

See additional disclosure regarding statutory capital in Note 17 – “Statutory capital.”

2.	Basis of presentation

The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP), as codified in the Accounting Standards Codification. In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

3.	Summary of significant accounting policies

Fair Value Measurements

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 – Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs primarily include certain U.S. Treasury securities and obligations of U.S. government corporations and agencies and Australian government and semi government securities.

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

To determine the fair value of securities available-for-sale in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized by the independent pricing sources including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including data published in market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. Quality controls are performed by the independent pricing sources throughout this process, which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. This model combines all inputs to arrive at a value assigned to each security. In addition, on a quarterly basis, we perform quality controls over values received from the pricing sources which include reviewing tolerance reports, trading information and data changes, and directional moves compared to market moves. We have not made any adjustments to the prices obtained from the independent pricing sources.

Assets classified as Level 3 are as follows:

•
Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 6 – “Investments.” Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2011 and 2010. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model for the auction rate securities is based on the following key assumptions:

o	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
o	Liquidity by December 31, 2012 through December 31, 2014;
o	Continued receipt of contractual interest; and
o	Discount rates ranging from 2.30% to 4.30%, which include a spread for liquidity risk.

•
Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Investments

Our entire investment portfolio is classified as available-for-sale and is reported at fair value. The related unrealized gains or losses are, after considering the related tax expense or benefit, recognized as a component of accumulated other comprehensive income in shareholders' equity. Realized investment gains and losses are reported in income based upon specific identification of securities sold. (See Note 6 – “Investments.”)

In April 2009, new accounting guidance regarding the recognition and presentation of other-than-temporary impairments was issued. This guidance was effective beginning with the quarter ending June 30, 2009. The guidance required us to separate an other-than-temporary impairment (“OTTI”) of a debt security into two components when there are credit related losses associated with the impaired debt security; we assert that we do not have the intent to sell the security, and it is more likely than not that we will not be required to sell the security before recovery of our cost basis. Under this guidance the amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors (such as changes in interest rates or market conditions) is recorded as a component of other comprehensive income (loss). If we determine it is more likely than not that we will have to sell a debt security prior to the anticipated recovery, the decline in fair value below amortized cost is recognized as an OTTI in earnings. In periods after recognition of an OTTI on debt securities, we account for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For debt securities for which OTTI were recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted into net investment income.

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

Home office and equipment is shown net of accumulated depreciation of $65.2 million, $62.9 million and $60.1 million at December 31, 2011, 2010 and 2009, respectively. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $2.3 million, $2.9 million and $4.3 million, respectively.

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

Reserves also provide for the estimated costs of settling claims, including legal and other expenses and general expenses of administering the claims settlement process. (See Note 9 – “Loss reserves.”)

Premium deficiency reserve

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

Calculations of premium deficiency reserves require the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business. The present value of future premium relies on, among other factors, assumptions about persistency and repayment patterns on underlying loans. The present value of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Assumptions used in calculating the deficiency reserves can be affected by volatility in the current housing and mortgage lending industries and these effects could be material. To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimate will affect future period earnings. (See Note 10 - “Premium deficiency reserve.”)

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

Income taxes

Federal tax law permits mortgage guaranty insurance companies to deduct from taxable income, subject to certain limitations, the amounts added to contingency loss reserves, which are recorded for regulatory purposes. Generally, the amounts so deducted must be included in taxable income in the tenth subsequent year. However, to the extent incurred losses exceed 35% of net premiums earned in a calendar year, early withdrawals may be made from the contingency reserves with regulatory approval, which would lead to amounts being included in taxable income earlier than the tenth year. The deduction is allowed only to the extent that U.S. government non-interest bearing tax and loss bonds are purchased and held in an amount equal to the tax benefit attributable to such deduction. We account for these purchases as a payment of current federal income taxes. There were no purchases of tax and loss bonds in 2009, 2010 or 2011. The last tax and loss bonds we held were redeemed in 2009.

Deferred income taxes are provided under the liability method, which recognizes the future tax effects of temporary differences between amounts reported in the financial statements and the tax bases of these items. The expected tax effects are computed at the current federal tax rate. We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. As discussed in Note 14 –“Income Taxes,” we have reduced our benefit from income tax through the recognition of a valuation allowance.

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

We offer both medical and dental benefits for retired domestic employees, their spouses and eligible dependents until the retiree reaches the age of 65. Under the plan retirees pay a premium for these benefits. We accrue the estimated costs of retiree medical and dental benefits over the period during which employees render the service that qualifies them for benefits. Historically benefits were generally funded as they were due, however beginning in 2009 some benefits have been paid from the fund. The cost to us has not been significant. (See Note 13 – “Benefit plans.”)

Reinsurance

Loss reserves and unearned premiums are reported before taking credit for amounts ceded under reinsurance treaties. Ceded loss reserves are reflected as "Reinsurance recoverable on loss reserves." Ceded unearned premiums are included in “Other assets.” Ceded losses paid are reflected as “Reinsurance recoverable on paid losses.” Ceded premiums payable are included in “Other liabilities.” We remain liable for all reinsurance ceded. (See Note 11 – “Reinsurance.”)

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

Share-Based Compensation

We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. The fair value of awards classified as liabilities is remeasured at each reporting period until the award is settled. Awards under our plans generally vest over periods ranging from one to five years. (See Note 18 – “Share-based compensation plans.”)

Earnings per share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities with non-forfeitable rights to dividends of 1.1 million, 1.8 million and 1.9 million, respectively, for the years ended December 31, 2011, 2010 and 2009 because they were anti-dilutive due to our reported net loss. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations, then our diluted EPS is computed in the same manner as the basic EPS. In addition, if any common stock equivalents are anti-dilutive they are always excluded from the calculation. The following is a reconciliation of the weighted average number of shares; however for the years ended December 31, 2011, 2010 and 2009, common stock equivalents of 55.6 million, 47.4 million and 37.6 million, respectively, were not included because they were anti-dilutive.

	Years Ended December 31,

	2011	2010	2009
	(In thousands, except per share data)

Basic loss per share:
Average common shares outstanding	201,019	176,406	124,209
Net loss	$(485,892)	$(363,735)	$(1,322,277)
Basic loss per share	$(2.42)	$(2.06)	$(10.65)

Diluted loss per share:

Weighted-average shares - Basic	201,019	176,406	124,209
Common stock equivalents	-	-	-

Weighted-average shares - Diluted	201,019	176,406	124,209

Net loss	$(485,892)	$(363,735)	$(1,322,277)
Diluted loss per share	$(2.42)	$(2.06)	$(10.65)

Other comprehensive income

Our total other comprehensive income was as follows:

	Years Ended December 31,

	2011	2010	2009
	(In thousands)

Net loss	$(485,892)	$(363,735)	$(1,322,277)
Other comprehensive income (loss)	7,988	(52,019)	180,944

Total other comprehensive loss	$(477,904)	$(415,754)	$(1,141,333)

Other comprehensive income (loss) (net of tax):
Change in unrealized gains and losses on investments	$21,057	$(69,074)	$154,358
Noncredit component of impairment loss	-	-	(1,764)
Amortization related to benefit plans	(12,862)	6,390	10,704
Unrealized foreign currency translation adjustment	(207)	10,665	17,646

Other comprehensive income (loss)	$7,988	$(52,019)	$180,944

The tax expense (benefit) on other comprehensive income was $3.6 million, $5.9 million (adjusted for the valuation allowance, see Note 14 – “Income taxes”) and $98.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Our total accumulated other comprehensive income was as follows:

	December 31,

	2011	2010
	(In thousands)

Accumulated other comprehensive income (loss):

Unrealized gains (losses) on investments	$53,561	$32,503
Defined benefit plans	(43,642)	(30,780)
Foreign currency translation adjustment	20,205	20,413

Total accumulated other comprehensive income	$30,124	$22,136

Cash and cash equivalents

We consider money market funds and investments with original maturities of three months or less to be cash equivalents.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2010 and 2009 amounts to conform to the 2011 presentation.

Subsequent events

We have considered subsequent events through the date of this filing.

4.	New accounting policies

In June 2011, as amended in December 2011, new guidance was issued requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. Full retrospective application is required. We are currently evaluating the provisions of this guidance and intend to meet the new requirements beginning in the first quarter of 2012.

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

5.	Related party transactions

Credit Based Asset Servicing and Securitization LLC (“C-BASS”), a former minority-owned, unconsolidated, joint venture investment, provided certain services to us during 2009 in exchange for fees. The impact of these transactions was not material to us.

6.	Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2011 and 2010 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$592,108	$4,965	$(36)	$597,037
Obligations of U.S. states and political subdivisions	2,255,192	74,918	(6,639)	2,323,471
Corporate debt securities	2,007,720	32,750	(7,619)	2,032,851
Residential mortgage-backed securities	441,589	4,113	(285)	445,417
Commercial mortgage-backed securities	257,530	7,404	-	264,934
Debt securities issued by foreign sovereign governments	146,755	10,441	(6)	157,190
Total debt securities	5,700,894	134,591	(14,585)	5,820,900
Equity securities	2,666	82	(1)	2,747

Total investment portfolio	$5,703,560	$134,673	$(14,586)	$5,823,647

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010:	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,092,890	$16,718	$(6,822)	$1,102,786
Obligations of U.S. states and political subdivisions	3,549,355	85,085	(54,374)	3,580,066
Corporate debt securities	2,521,275	54,975	(11,291)	2,564,959
Residential mortgage-backed securities	53,845	3,255	-	57,100
Debt securities issued by foreign sovereign governments	149,443	1,915	(1,031)	150,327
Total debt securities	7,366,808	161,948	(73,518)	7,455,238
Equity securities	3,049	40	(45)	3,044

Total investment portfolio	$7,369,857	$161,988	$(73,563)	$7,458,282

(1)	There were no other-than-temporary impairment losses recorded in other comprehensive income at December 31, 2011 and 2010.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. This portfolio is comprised of Australian government and semi government securities, rated AAA, by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings, representing 94% of the market value of our foreign investments with the remaining 6% invested in corporate securities.

The amortized cost and fair values of debt securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
December 31, 2011	Cost	Value
	(In thousands)

Due in one year or less	$1,238,386	$1,240,917
Due after one year through five years	1,860,588	1,900,400
Due after five years through ten years	897,967	942,561
Due after ten years	828,573	856,774
	4,825,514	4,940,652

Residential mortgage-backed securities	441,589	445,417
Commercial mortgage-backed securities	257,530	264,934
Auction rate securities (1)	176,261	169,897

Total at December 31, 2011	$5,700,894	$5,820,900

(1) At December 31, 2011, 100% of auction rate securities had a contractual maturity greater than 10 years.

At December 31, 2011 and 2010, the investment portfolio had gross unrealized losses of $14.6 million and $73.6 million, respectively. For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$78,546	$36	$-	$-	$78,546	$36
Obligations of U.S. states and political subdivisions	188,879	837	137,965	5,802	326,844	6,639
Corporate debt securities	689,396	6,709	28,174	910	717,570	7,619
Residential mortgage- backed securities	120,405	285	-	-	120,405	285
Debt securities issued by foreign sovereign governments	484	6	-	-	484	6
Equity securities	-	-	33	1	33	1
Total investment portfolio	$1,077,710	$7,873	$166,172	$6,713	$1,243,882	$14,586

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$258,235	$6,822	$-	$-	$258,235	$6,822
Obligations of U.S. states and political subdivisions	1,160,877	32,415	359,629	21,959	1,520,506	54,374
Corporate debt securities	817,471	9,921	28,630	1,370	846,101	11,291
Debt securities issued by foreign sovereign governments	105,724	1,031	-	-	105,724	1,031
Equity securities	2,723	45	-	-	2,723	45
Total investment portfolio	$2,345,030	$50,234	$388,259	$23,329	$2,733,289	$73,563

The securities in an unrealized loss position for 12 months or greater are primarily auction rate securities (“ARS”) backed by student loans. See further discussion of these securities below. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at December 31, 2011 and December 31, 2010, respectively, compared to the interest rates at the time of purchase as well as the discount rate applied in our auction rate securities discounted cash flow model.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During 2011 we recognized OTTI losses in earnings of $0.7 million, related to further impairments on certain ARS previously impaired in 2010. During 2010 we recognized OTTI losses in earnings of $9.6 million. During 2009 we recognized OTTI losses in earnings of $40.9 million and an additional $1.8 million of OTTI losses in other comprehensive income. In 2010, our OTTI losses were primarily related to certain securities for which the expected cash flows are not sufficient to recover the amortized cost. In 2009, our OTTI losses were primarily related to securities for which we had the intent to sell.

The following table provides a rollforward of the amount related to credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss) for the years ended December 31, 2011 and 2010.

	2011	2010
	(In thousands)

Beginning balance	$-	$1,021
Addition for the amount related to the credit loss for which an OTTI was not previously recognized	-	-
Additional increases to the amount related to the credit loss for which an OTTI was previously recognized	-	-
Reductions for securities sold during the period (realized)		(1,021)
Ending balance	$-	$-

The fair value of our ARS backed by student loans was approximately $170 million and $358 million at December 31, 2011 and 2010, respectively. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed. The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education. At December 31, 2011, our ARS portfolio was 83% AAA/Aaa-rated by one or more of the major rating agencies.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. At December 31, 2011, our entire ARS portfolio, consisting of 19 investments, was subject to failed auctions; however, from the period when the auctions began to fail through December 31, 2011, $361 million in par value of ARS was either sold or called, with the average amount we received being approximately 97% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

Net investment income is comprised of the following:

	2011	2010	2009
	(In thousands)

Fixed maturities	$202,301	$236,734	$291,304
Equity securities	330	315	819
Cash equivalents	496	1,526	3,056
Interest on Sherman note	-	10,796	11,323
Other	926	1,081	1,389

Investment income	204,053	250,452	307,891
Investment expenses	(2,783)	(3,199)	(3,213)

Net investment income	$201,270	$247,253	$304,678

The net realized investment gains (losses), including impairment losses, and change in net unrealized appreciation (depreciation) of investments are as follows:

	2011	2010	2009
	(In thousands)
Net realized investment gains (losses) on investments:
Fixed maturities	$142,284	$93,017	$51,109
Equity securities	330	151	116
Joint ventures	-	(466)	-
Other	101	235	709

	$142,715	$92,937	$51,934

Change in net unrealized appreciation (depreciation):
Fixed maturities	$31,576	$(71,304)	$237,521
Equity securities	86	(4)	144
Other	-	-	(2,263)

	$31,662	$(71,308)	$235,402

The reclassification adjustment relating to the change in unrealized investment gains and losses is as follows:

	2011	2010	2009
	(In thousands)

Net unrealized holding gains (losses) arising during the period, net of tax, included in accumulated other comprehensive income	$68,822	$(7,534)	$143,378
Less: net gains (losses) reclassified out of accumulated other comprehensive income into earnings for the period	47,765	61,540	(9,216)
Change in unrealized investment gains (losses), net of tax	$21,057	$(69,074)	$152,594

Note: Components of the 2009 and 2010 “Change in unrealized investment gains (losses), net of tax” have been reclassified. The total “Change in unrealized investment gains (losses), net of tax” remains unchanged.

The tax expense related to the changes in net unrealized appreciation (depreciation) was $10.6 million, $1.0 million (adjusted for the valuation allowance, see Note 14 – “Income taxes”) and $82.8 million for 2011, 2010 and 2009, respectively.

The gross realized gains, gross realized losses and impairment losses are as follows:

	2011	2010	2009
	(In thousands)

Gross realized gains	$158,659	$119,325	$112,148
Gross realized losses	(15,229)	(16,278)	(19,274)
Impairment losses	(715)	(9,644)	(40,940)

Net realized gains on securities	$142,715	$93,403	$51,934

Loss from joint ventures	-	(466)	-
Total net realized gains	$142,715	$92,937	$51,934

We had $22.3 million and $21.8 million of investments on deposit with various states at December 31, 2011 and 2010, respectively, due to regulatory requirements of those state insurance departments.

7.	Fair value measurements

Fair value measurements for items measured at fair value included the following as of December 31, 2011 and 2010:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2011

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$597,037	$597,037	$-	$-
Obligations of U.S. states and political subdivisions	2,323,471	-	2,209,245	114,226
Corporate debt securities	2,032,851	1,455	1,971,168	60,228
Residential mortgage-backed securities	445,417	-	445,417	-
Commercial mortgage-backed securities	264,934	-	264,934	-
Debt securities issued by foreign sovereign governments	157,190	147,976	9,214	-
Total debt securities	5,820,900	746,468	4,899,978	174,454
Equity securities	2,747	2,426	-	321
Total investments	$5,823,647	$748,894	$4,899,978	$174,775
Real estate acquired (1)	$1,621	$-	$-	$1,621

December 31, 2010

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,102,786	$1,102,786	$-	$-
Obligations of U.S. states and political subdivisions	3,580,066	-	3,284,376	295,690
Corporate debt securities	2,564,959	2,563	2,492,343	70,053
Residential mortgage-backed securities	57,100	-	57,100	-
Debt securities issued by foreign sovereign governments	150,327	135,457	14,870	-
Total debt securities	7,455,238	1,240,806	5,848,689	365,743
Equity securities	3,044	2,723	-	321
Total investments	$7,458,282	$1,243,529	$5,848,689	$366,064
Real estate acquired (1)	$6,220	$-	$-	$6,220

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no significant transfers of securities between Level 1 and Level 2 during 2011 or 2010.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2011 and 2010 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(7,883)	200	-	(7,683)	-
Included in earnings and reported as net impairment losses recognized in earnings	-	(662)	-	(662)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(371)
Included in other comprehensive income	6,894	637	-	7,531	-
Purchases	-	-	-	-	5,279
Sales	(180,475)	(10,000)	-	(190,475)	(9,507)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621

Amount of total losses included in earnings for the year ended December 31, 2011 attributable to the change in unrealized losses on assets still held at December 31, 2011	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	-	(2,880)	-	(2,880)	-
Included in earnings and reported as net impairment losses recognized in earnings	-	(2,677)	-	(2,677)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,926)
Included in other comprehensive income	4,913	5,342	-	10,255	-
Purchases	-	-	-	-	15,606
Sales	(79,564)	(59,070)	-	(138,634)	(11,290)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220

Amount of total losses included in earnings for the year ended December 31, 2010 attributable to the change in unrealized losses on assets still held at December 31, 2010	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 6 – “Investments”. Fair value disclosures related to our debt are included in Note 8 – “Debt.”

8.	Debt

Senior Notes

In September 2011 we repaid our $77.4 million, 5.625% Senior Notes that came due. At December 31, 2011 we had outstanding $171 million, 5.375% Senior Notes due in November 2015. During 2011 we repurchased $129 million in par value of our 5.375% Senior Notes due in November 2015. We recognized a gain on the repurchases of approximately $27.7 million, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2011. At December 31, 2010 we had outstanding $77.4 million, 5.625% Senior Notes due in September 2011 and $300 million, 5.375% Senior Notes due in November 2015. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at December 31, 2011.

If we fail to meet any of the covenants of the Senior Notes discussed above; there is a failure to pay when due at maturity, or a default results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; or we fail to make a payment of principal on the Senior Notes when due or a payment of interest on the Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of our Senior Notes would have the right to accelerate the maturity of those notes. In addition, the trustee, U.S. Bank National Association, of the Senior Notes could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.

At December 31, 2011 and 2010, the fair value of the amount outstanding under our Senior Notes was $116.7 million and $355.6 million, respectively. The fair value was determined using publicly available trade information.

Interest payments on the Senior Notes were $19.3 million, $20.5 million and $25.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Convertible Senior Notes

At December 31, 2011 and 2010 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in 2017. Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. We do not have the right to defer interest payments on the Convertible Senior Notes. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

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

At December 31, 2011 and 2010, the fair value of the amount outstanding under our Convertible Senior Notes was $202.3 million and $400.5 million, respectively. The fair value was determined using publicly available trade information.

Interest payments on the Convertible Senior Notes were $17.3 million and $8.9 million for the year ended December 31, 2011 and 2010, respectively.

Convertible Junior Subordinated Debentures

At December 31, 2011 and 2010 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At December 31, 2011 and 2010 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $344.4 million and $315.6 million, respectively, with the unamortized discount reflected in equity. The debentures rank junior to all of our existing and future senior indebtedness.

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

The fair value of the debentures was approximately $189.6 million and $432.4 million, respectively, at December 31, 2011 and 2010, as determined using available pricing for these debentures or similar instruments.

Interest payments on the debentures were $35.1 million and $75.0 million for the years ended December 31, 2011 and 2010, respectively. There were no interest payments made on the debentures in 2009 as we were in a deferral period that ended October 1, 2010 as discussed above.

Other debt

In June 2009, we repaid the $200 million that was then outstanding under our bank revolving credit facility and terminated the facility. Interest payments related to that facility were $6.4 million for the year ended December 31, 2009.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance and mitigation from rescissions being materially less than assumed. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

The following table provides a reconciliation of beginning and ending loss reserves for each of the past three years:

	2011	2010	2009
	(In thousands)

Reserve at beginning of year	$5,884,171	$6,704,990	$4,775,552
Less reinsurance recoverable	275,290	332,227	232,988
Net reserve at beginning of year (1)	5,608,881	6,372,763	4,542,564
Adjustment to reserves (2)	-	(92,000)	-
Adjusted beginning reserves	5,608,881	6,280,763	4,542,564

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	1,814,035	1,874,449	2,912,679
Prior years (3)	(99,328)	(266,908)	466,765
Subtotal (4)	1,714,707	1,607,541	3,379,444

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	121,383	60,897	62,491
Prior years	2,838,069	2,256,206	1,605,668
Reinsurance terminations (5)	(38,769)	(37,680)	(118,914)
Subtotal (6)	2,920,683	2,279,423	1,549,245
Net reserve at end of year (7)	4,402,905	5,608,881	6,372,763
Plus reinsurance recoverables	154,607	275,290	332,227

Reserve at end of year	$4,557,512	$5,884,171	$6,704,990

(1)	At December 31, 2010, 2009 and 2008 the estimated reduction in loss reserves related to rescissions approximated $1.3 billion, $2.1 billion and $0.5 billion, respectively.
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

(4)	Rescissions did not have a significant impact on incurred losses in 2011. Rescissions mitigated our incurred losses by an estimated $0.2 billion and $2.5 billion in 2010 and 2009, respectively.
(5)
In a termination, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in net losses paid (reduction to losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred. (See Note 11 – “Reinsurance”)

(6)
Rescissions mitigated our paid losses by an estimated $0.6 billion, $1.0 billion and $0.9 billion in 2011, 2010 and 2009, respectively, which excludes amounts that may have been applied to a deductible.

(7)	At December 31, 2011, 2010 and 2009 the estimated reduction in loss reserves related to rescissions approximated $0.7 billion, $1.3 billion and $2.1 billion, respectively.

The “Losses incurred” section of the table above shows losses incurred on default notices received in the current year and in prior years. The amount of losses incurred relating to default notices received in the current year represents the estimated amount to be ultimately paid on such default notices. The amount of losses incurred relating to default notices received in prior years represents the actual claim rate and severity associated with those defaults notices resolved in the current year differing from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. This re-estimation of the estimated claim rate and estimated severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure.

In 2011, net losses incurred were $1,715 million, comprised of $1,814 million of current year loss development, offset by $99 million of favorable prior years’ loss development. In 2010, net losses incurred were $1,608 million, comprised of $1,875 million of current year loss development, offset by $267 million of favorable prior years’ loss development. In 2009, net losses incurred were $3,379 million, comprised of which $2,913 million of current year loss development and $466 million of unfavorable prior years’ loss development.

Losses incurred on default notices received in the current year decreased slightly in 2011 compared to 2010 primarily due to a decrease in the number of new default notices received, net of cures on those notices received, from 108,701 in 2010 to 86,592 in 2011. Losses incurred on default notices received in the current year decreased more significantly in 2010 compared to 2009 primarily due to a more significant decrease in the number of new default notices received, net of cures on those notices received, which was 161,081 in 2009. These factors were somewhat offset by a smaller benefit from captive arrangements.

The development of the reserves in 2011, 2010 and 2009 is reflected in the “Prior years” line in the table above. The $99 million decrease in losses incurred in 2011 that was related to defaults that occurred in prior years resulted primarily from a decrease in the estimated severity on primary defaults (approximately $165 million) and a decrease in estimated loss adjustment expenses (approximately $114 million), offset by an increase in the estimated claim rate on primary defaults (approximately $200 million). The decrease in the severity was based on the resolution of approximately 57% of the prior year default inventory. The decrease in estimated loss adjustment expense was based on recent historical trends in the costs associated with resolving a claim. The increase in the claim rate was also based on the resolution of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. The remaining decrease in losses incurred that was related to defaults that occurred in prior years (approximately $20 million) related to a decrease in estimated severity and claim rates on pool defaults.

The $267 million decrease in losses incurred in 2010 that was related to defaults that occurred in prior years primarily resulted from a decrease in the expected claim rate on the defaults that occurred in prior periods (approximately $432 million), partially offset by an increase in severity on pool defaults that occurred in prior periods (approximately $185 million). The decrease in the claim rate was based on the resolution of approximately 55% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The decrease in the claim rate was due to greater cures experienced during 2010, a portion of which resulted from loan modifications. The increase in pool severity was based on the resolution of defaults that occurred in prior periods with higher claim amounts, which in part, were applied to remaining deductibles on certain pool policies. The remaining decrease in losses incurred related to prior years (approximately $20 million) related to LAE reserves and reinsurance.

The $467 million increase in losses incurred in 2009 that was related to defaults that occurred in prior years primarily resulted from an increase in the claim rate on defaults that occurred in prior periods (approximately $337 million) and an increase in severity on defaults that occurred in prior periods (approximately $137 million). The increase in the claim rate was based on the resolution of approximately 50% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The increase in the claim rate was likely due to general economic conditions, including the unemployment rate, as well as further decreases in home values which may affect borrower willingness to continue to make mortgage payments. The increase in severity was related to the weakening of the housing and mortgage markets which resulted in adverse claim sizes. The offsetting decrease in losses incurred related to prior years (approximately $7 million) related to LAE reserves and reinsurance.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. It has historically taken, prior to the last few years, on average, approximately twelve months for a default which is not cured to develop into a paid claim, therefore, most losses paid relate to default notices received in prior years. Due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums and suspensions, servicing delays, court delays, loan modifications, our fraud investigations and our claim rescissions and denials for misrepresentation, it is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims. In 2011, we experienced an increase in claims paid on default notices received in the current year due to fewer claim investigations and an increase in short sales. The “Losses paid” section of the table also includes a decrease in losses paid related to terminated reinsurance agreements as noted in footnote (5) of the table above.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at December 31, 2011 and 2010 and approximated $114 million and $113 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. (See Note 3 – “Summary of significant accounting policies – Revenue recognition”)

The decrease in the primary default inventory experienced during 2011 and 2010 was generally across all markets and all book years. However the percentage of loans in the inventory that have been in default for 12 or more consecutive months has increased, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory

	December 31,		December 31,		December 31,
	2011		2010		2009

Consecutive months in default
3 months or less	31,456	18%	37,640	18%	48,252	19%
4 - 11 months	46,352	26%	58,701	27%	98,210	39%
12 months or more	97,831	56%	118,383	55%	103,978	42%

Total primary default inventory	175,639	100%	214,724	100%	250,440	100%

Primary claims received inventory included in ending default inventory	12,610	7%	20,898	10%	16,389	7%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	December 31,		December 31,		December 31,
	2011		2010		2009

3 payments or less	42,804	24%	51,003	24%	60,970	24%
4 - 11 payments	47,864	27%	65,797	31%	105,208	42%
12 payments or more	84,971	49%	97,924	45%	84,262	34%

Total primary default inventory	175,639	100%	214,724	100%	250,440	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of policies for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of policies have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion and in 2011, rescissions mitigated our paid losses by approximately $0.6 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 17% to 20% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009. In the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. Therefore, in addition to our substantial pipeline of claims investigations, we have a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expect will eventually result in rescissions. We continue to expect that the percentage of claims that will be resolved through rescissions will continue to decline after resolution of the rebuttal pipeline.

Our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. At December 31, 2011, we had 175,639 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	2011	2010	2009
	(In billions)

Estimated rescission reduction - beginning reserve	$1.3	$2.1	$0.5

Estimated rescission reduction - losses incurred	-	0.2	2.5

Rescission reduction - paid claims	0.6	1.2	1.2
Amounts that may have been applied to a deductible	-	(0.2)	(0.3)
Net rescission reduction - paid claims	0.6	1.0	0.9

Estimated rescission reduction - ending reserve	$0.7	$1.3	$2.1

The $2.5 billion estimated mitigation of incurred losses during 2009 represents both the claims not paid in the period due to rescissions, as well as an increasing default inventory and an increasing expected rescission rate for those loans in default. Even though rescissions mitigated our paid losses by a similar amount in 2010 as compared to 2009, the estimated mitigation of incurred losses declined to $0.2 billion for 2010. This decrease was caused by a decline in our default inventory in 2010, compared to an increase in 2009, as well as a modest decline in the expected rescission rate for loans in our default inventory during 2010, compared to a significantly increasing expected rescission rate during 2009 and a decrease in severity on expected rescissions.

The decrease in the estimated mitigation of incurred losses in 2011 compared to 2010 is due to a decline in the expected rescission rate for loans in our default inventory during 2011 compared to a more modest decline in 2010.

At December 31, 2011, our loss reserves continued to be significantly impacted by expected rescission activity. We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At December 31, 2011 and 2010 the estimate of this liability totaled $58 million and $101 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 20 – “Litigation and contingencies.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. Any definitive agreement with these customers would be subject to GSE approval. One GSE has approved one of our settlement agreements, but this agreement remains subject to the approval of the other GSE. We believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at December 31, 2011. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at December 31, 2011. There can be no assurances that both GSEs will approve any settlement agreements and the GSEs may approve some of our settlement agreements and reject others based on the specific terms of those agreements.

A rollforward of our primary default inventory for the years ended December 31, 2011, 2010 and 2009 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	2011	2010	2009

Default inventory at beginning of period	214,724	250,440	182,188
Plus: New Notices	169,305	205,069	259,876
Less: Cures	(149,643)	(183,017)	(149,251)
Less: Paids (including those charged to a deductible or captive)	(51,138)	(43,826)	(29,732)
Less: Rescissions and denials	(7,609)	(13,942)	(12,641)
Default inventory at end of period	175,639	214,724	250,440

Pool insurance notice inventory decreased from 43,329 at December 31, 2010 to 32,971 at December 31, 2011. The pool insurance notice inventory was 44,231 at December 31, 2009.

10.	Premium deficiency reserve

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. This premium deficiency reserve as of December 31, 2011, 2010 and 2009 was $135 million, $179 million and $193 million, respectively. The $135 million premium deficiency reserve as of December 31, 2011 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2011 was 2.3%. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2010 was 2.5%.

The components of the premium deficiency reserve at December 31, 2011, 2010 and 2009 appear in the table below.

	December 31,
	2011	2010	2009
	(In millions)
Present value of expected future premium	$494	$506	$427

Present value of expected future paid losses
and expenses	(1,455)	(1,760)	(2,157)

Net present value of future cash flows	(961)	(1,254)	(1,730)

Established loss reserves	826	1,075	1,537

Net deficiency	$(135)	$(179)	$(193)

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

The decrease in the premium deficiency reserve for the years ended December 31, 2011, 2010 and 2009 was $44 million, $14 million and $261 million, respectively, as shown in the charts below. The decrease represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for 2011 is primarily related to higher estimated ultimate premiums resulting principally from an increase in the projected persistency rate, somewhat offset by higher estimated ultimate losses resulting principally from an increase in the number of projected claims that will ultimately be resolved as a claim paid. The change in assumptions for 2010 is primarily related to higher estimated ultimate premiums, which is principally related to an increase in the projected persistency rate. The change in assumptions for 2009 primarily related to lower estimated ultimate losses, offset by lower estimated ultimate premiums, both due to higher expected rates of rescission.

	Year ended December 31,
	2011		2010		2009
	(In millions)

Premium Deficiency Reserve at beginning of period		$(179)		$(193)		$(454)
Adjustment to premium deficiency reserve (1)		-		(37)		-
Adjusted premium deficiency reserve at beginning of period		(179)		(230)		(454)

Paid claims and loss adjustment expenses	$334		$426		$584
Decrease in loss reserves	(249)		(425)		(360)
Premium earned	(120)		(128)		(156)
Effects of present valuing on future premiums, losses and expenses	(8)		(25)		21

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(43)		(152)		89

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (2)		87		203		172

Premium Deficiency Reserve at end of period		$(135)		$(179)		$(193)

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

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of December 31, 2011, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

We cede a portion of our business to reinsurers and record assets for reinsurance recoverable on loss reserves and prepaid reinsurance premiums. We cede primary business to reinsurance subsidiaries of certain mortgage lenders (“captives”). The majority of ceded premiums relates to these agreements. Historically, most of these reinsurance arrangements are aggregate excess of loss reinsurance agreements, and the remainder have been quota share agreements. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss (typically 4% or 5%), the captives are responsible for the second aggregate layer of loss (typically 5% or 10%) and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically range from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captive’s portion of both premiums and losses typically ranging from 25% to 50%. Effective January 1, 2009, we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured on an excess of loss basis through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. New business remains eligible to be ceded under quota share reinsurance arrangements, limited to a 25% cede rate. During 2009 through 2011, many of our captive arrangements have either been terminated or placed into run-off.

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

The reinsurance recoverable on loss reserves as of December 31, 2011 and 2010 was approximately $155 million and $275 million, respectively. The reinsurance recoverable on loss reserves related to captive agreements was approximately $142 million at December 31, 2011, which was supported by $359 million of trust assets, while at December 31, 2010 the reinsurance recoverable on loss reserves related to captives was $248 million which was supported by $484 million in trust assets. As of December 31, 2011 and 2010 there was an additional $27 million and $26 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. During 2011 and 2010, $39 million and $38 million, respectively, of trust fund assets were transferred to us as a result of captive terminations. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in our net losses paid (reduction in losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred.

Since 2005, we have entered into three separate aggregate excess of loss reinsurance agreements under which we ceded approximately $130 million of risk in force in the aggregate to three special purpose reinsurance companies. In 2008, we terminated one of these excess of loss reinsurance agreements. The remaining amount of ceded risk in force at December 31, 2011 was approximately $23.8 million. Additionally, certain pool polices written by us have been reinsured with one domestic reinsurer. We receive a ceding commission under certain reinsurance agreements.

Generally, reinsurance recoverables on primary loss reserves, paid losses and prepaid reinsurance premiums are supported by trust funds or letters of credit. As such, we have not established an allowance against these recoverables.

The effect of these agreements on premiums earned and losses incurred is as follows:

	2011	2010	2009
	(In thousands)
Premiums earned:
Direct	$1,170,868	$1,236,949	$1,406,977
Assumed	3,891	3,091	3,339
Ceded	(50,924)	(71,293)	(107,975)

Net premiums earned	$1,123,835	$1,168,747	$1,302,341

Losses incurred:
Direct	$1,775,122	$1,716,538	$3,637,706
Assumed	5,229	4,128	4,290
Ceded	(65,644)	(113,125)	(262,552)

Net losses incurred	$1,714,707	$1,607,541	$3,379,444
See Note 20 – “Litigation and contingencies” for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

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

C-BASS

C-BASS, a limited liability company, was an unconsolidated, less than 50%-owned investment of ours that was not controlled by us. Historically, C-BASS was principally engaged in the business of investing in the credit risk of subprime single-family residential mortgages. In 2007, C-BASS ceased its operations and was managing its portfolio pursuant to a consensual, non-bankruptcy restructuring, under which its assets are to be paid out over time to its secured and unsecured creditors. In November 2010, C-BASS filed for Chapter 11 bankruptcy protection. In June 2011 the remaining assets were liquidated and distributed to creditors under an approved bankruptcy plan and as a result our interest in C-BASS was eliminated. Since 2007, the carrying value of our investment in C-BASS has been zero.

Sherman

During the period in which we held an equity interest in Sherman Financial Group, LLC (“Sherman”), an unconsolidated, minority-owned joint venture, Sherman was principally engaged in the business of purchasing and collecting for its own account delinquent consumer assets which were primarily unsecured, and in originating and servicing subprime credit card receivables. The borrowings used to finance these activities were included in Sherman’s balance sheet. A substantial portion of Sherman's consolidated assets were investments in consumer receivable portfolios that do not have readily ascertainable market values. Sherman's results of operations were sensitive to estimates by Sherman's management of ultimate collections on these portfolios.

In August 2008 we sold our entire interest in Sherman to Sherman. Our interest sold represented approximately 24.25% of Sherman’s equity. The sale price was $124.5 million in cash and Sherman’s unsecured promissory note in the principal amount of $85 million (the “Note”). The scheduled maturity of the Note was February 13, 2011 and it paid interest, monthly, at the annual rate equal to three-month LIBOR plus 500 basis points. Sherman repaid the Note in December 2010 for approximately $83.5 million. The carrying value of the Note at the time of repayment was approximately $84.0 million. The loss recognized on the repayment of $0.5 million is included in net realized investment gains on the statement of operations for the year ended December 31, 2010.

13.	Benefit plans

We have a non-contributory defined benefit pension plan covering substantially all domestic employees, as well as a supplemental executive retirement plan. We also offer both medical and dental benefits for retired domestic employees and their spouses under a postretirement benefit plan. In October 2008 we amended our postretirement benefit plan. The amendment, which was effective January 1, 2009, terminated the benefits provided to retirees once they reach the age of 65. This amendment reduced our accumulated postretirement benefit obligation as of December 31, 2008. The benefit from this amendment was amortized to net periodic benefit cost in 2009 and future periods. The following tables provide the components of aggregate annual net periodic benefit cost, changes in the benefit obligation and the funded status of the pension, supplemental executive retirement and other postretirement benefit plans as recognized in the consolidated balance sheet:

	Pension and Supplemental			Other Postretirement
	Executive Retirement Plans			Benefits
Components of Net Periodic Benefit Cost for fiscal year ending
	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
	(In thousands)
1. Company Service Cost	$8,917	$8,531	$8,154	$1,090	$1,126	$1,280
2. Interest Cost	16,098	15,535	14,300	1,350	1,183	1,463
3. Expected Return on Assets	(17,373)	(14,502)	(15,340)	(3,299)	(2,891)	(2,229)
4. Other Adjustments	-	-	-	-	-	-
Subtotal	7,642	9,564	7,114	(859)	(582)	514
5. Amortization of :
a. Net Transition Obligation/(Asset)	-	-	-	-	-	-
b. Net Prior Service Cost/(Credit)	661	650	716	(6,217)	(6,138)	(6,059)
c. Net Losses/(Gains)	4,010	5,924	6,330	632	764	1,704
Total Amortization	4,671	6,574	7,046	(5,585)	(5,374)	(4,355)
6. Net Periodic Benefit Cost	12,313	16,138	14,160	(6,445)	(5,956)	(3,841)
7. Cost of settlements or curtailments	-	-	-	-	-	-
8. Total Expense for Year	$12,313	$16,138	$14,160	$(6,445)	$(5,956)	$(3,841)

Development of Funded Status
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
	(In thousands)

Actuarial Value of Benefit Obligations
1. Measurement Date	12/31/2011	12/31/2010	12/31/2011	12/31/2010
2. Accumulated Benefit Obligation	$297,145	$270,684	$25,007	$26,200

Funded Status/Asset (Liability) on the Consolidated Balance Sheet
1. Projected Benefit Obligation	$(318,048)	$(291,456)	$(25,007)	$(26,200)
2. Plan Assets at Fair Value	305,748	284,080	42,578	44,362
3. Funded Status - Overfunded/Asset	N/A	N/A	$17,571	$18,162
4. Funded Status - Underfunded/Liability	$(12,300)	$(7,376)	N/A	N/A

Accumulated Other Comprehensive Income
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
	(In thousands)
1. Net Actuarial (Gain)/Loss	$95,298	$81,802	$14,109	$13,463
2. Net Prior Service Cost/(Credit)	2,278	2,847	(41,072)	(47,290)
3. Net Transition Obligation/(Asset)	-	-	-	-
4. Total at Year End	$97,576	$84,649	$(26,964)	$(33,827)

The changes in the projected benefit obligation are as follows:

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Change in Projected Benefit Obligation
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
	(In thousands)
1. Benefit Obligation at Beginning of Year	$291,456	$258,592	$26,200	$24,144
2. Company Service Cost	8,917	8,531	1,090	1,126
3. Interest Cost	16,098	15,535	1,350	1,183
4. Plan Participants' Contributions	-	-	261	327
5. Net Actuarial (Gain)/Loss due to Assumption Changes	23,037	10,425	397	(2,925)
6. Net Actuarial (Gain)/Loss due to Plan Experience	(6,544)	3,624	(3,643)	3,695
7. Benefit Payments from Fund (1)	(14,692)	(5,769)	(560)	(510)
8. Benefit Payments Directly by Company	(316)	(231)	(87)	(120)
9. Plan Amendments	92	749	-	(720)
10. Other Adjustment	-	-	-	-
11. Benefit Obligation at End of Year	$318,048	$291,456	$25,007	$26,200

(1) In 2011, includes lump sum payments of $8.2 million from our pension plan to eligible participants, which were former employees with vested benefits of $50 thousand or less. Additional former employees may elect this option in 2012.

The changes in the fair value of the net assets available for plan benefits are as follows:

Change in Plan Assets
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
	(In thousands)
1. Fair Value of Plan Assets at Beginning of Year	$284,080	$243,369	$44,362	$38,920
2. Company Contributions	20,316	15,231	-	-
3. Plan Participants' Contributions	-	-	261	327
4. Benefit Payments from Fund	(14,692)	(5,769)	(560)	(510)
5. Benefit Payments paid directly by Company	(316)	(231)	(87)	(120)
6. Actual Return on Assets	16,360	31,480	(1,224)	5,951
7. Other Adjustment	-	-	(173)	(207)
8. Fair Value of Plan Assets at End of Year	$305,748	$284,080	$42,578	$44,361

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Change in Accumulated Other Comprehensive Income (AOCI)
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
	(In thousands)
1. AOCI in Prior Year	$84,649	$93,403	$(33,827)	$(36,190)
2. Increase/(Decrease) in AOCI
a. Recognized during year - Prior Service (Cost)/Credit	(661)	(650)	6,217	6,138
b. Recognized during year - Net Actuarial (Losses)/Gains	(4,010)	(5,924)	(632)	(764)
c. Occurring during year - Prior Service Cost	92	749	-	(720)
d. Occurring during year - Net Actuarial Losses/(Gains)	17,507	(2,929)	1,278	(2,291)
3. AOCI in Current Year	$97,576	$84,649	$(26,964)	$(33,827)

Amortizations Expected to be Recognized During Next Fiscal Year Ending
	12/31/2012	12/31/2012
	(In thousands)
1. Amortization of Net Transition
Obligation/(Asset)	$-	$-
2. Amortization of Prior Service Cost/(Credit)	643	(6,217)
3. Amortization of Net Losses/(Gains)	5,911	842

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Actuarial Assumptions
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Weighted-Average Assumptions Used to Determine Benefit Obligations at year end
1. Discount Rate	5.25%	5.75%	4.75%	5.50%
2. Rate of Compensation Increase	3.00%	3.00%	N/A	N/A

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Year
1. Discount Rate	5.75%	6.00%	5.50%	5.75%
2. Expected Long-term Return on Plan Assets	6.00%	6.00%	7.50%	7.50%
3. Rate of Compensation Increase	3.00%	3.00%	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year	N/A	N/A	8.00%	8.50%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate	N/A	N/A	2018	2018

In selecting a discount rate, we performed a hypothetical cash flow bond matching exercise, matching our expected pension plan and postretirement medical plan cash flows, respectively, against a selected portfolio of high quality corporate bonds. The modeling was performed using a bond portfolio of noncallable bonds with at least $50 million outstanding. The average yield of these hypothetical bond portfolios was used as the benchmark for determining the discount rate. In selecting the expected long-term rate of return on assets, we considered the average rate of earnings expected on the classes of funds invested or to be invested to provide for the benefits of these plans. This included considering the trusts' targeted asset allocation for the year and the expected returns likely to be earned over the next 20 years.

The weighted-average asset allocations of the plans are as follows:

			Other Postretirement
	Pension Plan		Benefits
Plan Assets
	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Allocation of Assets at year end
1. Equity Securities	38%	38%	100%	100%
2. Debt Securities	62%	62%	0%	0%
3. Other	0%	0%	0%	0%
4. Total	100%	100%	100%	100%

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value of our benefit plan assets:

Level 1 – Quoted prices for identical instruments in active markets that we have the ability to access. Financial assets utilizing Level 1 inputs include equity securities, mutual funds, money market funds and certain U.S. Treasury securities and obligations of U.S. government corporations and agencies.

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

To determine the fair value of securities in Level 1 and Level 2 of the fair value hierarchy, independent pricing sources have been utilized. One price is provided per security based on observable market data. To ensure securities are appropriately classified in the fair value hierarchy, we review the pricing techniques and methodologies of the independent pricing sources and believe that their policies adequately consider market activity, either based on specific transactions for the issue valued or based on modeling of securities with similar credit quality, duration, yield and structure that were recently traded. A variety of inputs are utilized including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spreads, two sided markets, benchmark securities, bids, offers and reference data including market research publications. Inputs may be weighted differently for any security, and not all inputs are used for each security evaluation. Market indicators, industry and economic events are also considered. This information is evaluated using a multidimensional pricing model. In addition, on a quarterly basis, we perform quality controls over values received from the pricing source (the “Trustee”) which include comparing values to other independent pricing sources. In addition, we review annually the Trustee’s auditor’s report on internal controls in order to determine that their controls around valuing securities are operating effectively. We have not made any adjustments to the prices obtained from the independent sources.

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2011.

Assets at Fair Value as of December 31, 2011

Pension Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$58,699	$-	$-	$58,699
International Mutual Funds	32,664	-	-	32,664
Common Stocks	45,770	-	-	45,770
Corporate Bonds	-	118,575	-	118,575
U.S. Government Securities	13,137	-	-	13,137
Municipals	-	18,362	-	18,362
Foreign Bonds	-	15,411	-	15,411
Foreign Stocks	3,130	-	-	3,130
Total Assets at fair value	$153,400	$152,348	$-	$305,748

Our pension plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:

Fixed income allocation

•	Protect actuarial benefit payment stream through asset liability matching
•	Reduce volatility of investment returns compared to actuarial benefit liability

Equity allocation

•	Protect long tailed liabilities through the use of equity portfolio
•	Achieve competitive investment results

The primary focus in developing asset allocation ranges for the portfolio is the assessment of the portfolio's investment objectives and the level of risk that is acceptable to obtain those objectives. To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum
Fixed income	40%	100%
Equity	0%	60%
Cash equivalents	0%	10%

The following table sets forth by level, within the fair value hierarchy, the postretirement plan assets at fair value as of December 31, 2011.

Assets at Fair Value as of December 31, 2011

Postretirement Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$30,229	$-	$-	$30,229
International Mutual Funds	12,349	-	-	12,349
Total Assets at fair value	$42,578	$-	$-	$42,578

Our postretirement plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in the Consumer Price Index
•	Achieve competitive investment results

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

Investment in international oriented funds is limited to a maximum of 30% of the equity range. The current international allocation is invested in two mutual funds with 5% of the equity allocation in a fund which has the objective of investments primarily in equity securities of emerging markets countries, and 25% of the equity allocation in a fund investing in securities of companies based outside the United States. It invests in companies primarily based in Europe and the Pacific Basin, and includes common and preferred stocks, convertibles, ADR's, EDR's, bonds and cash. In addition to the foreign mutual funds, separately managed accounts have investments in equity securities of foreign corporations, and fixed income securities issued by foreign entities.

The following tables show the estimated future contributions and estimated future benefit payments.

	Pension and Supplemental	Other Postretirement
	Executive Retirement Plans	Benefits
Company Contributions
	12/31/2011	12/31/2011
	(In thousands)
Company Contributions for the Year Ending:
1. Current	$20,316	$-
2. Current + 1	984	-

Benefit Payments (Total)
	12/31/2011	12/31/2011
	(In thousands)
Actual Benefit Payments for the Year Ending:
1. Current	$15,008	$387
Expected Benefit Payments for the Year Ending:
2. Current + 1	10,377	907
3. Current + 2	11,383	1,033
4. Current + 3	14,051	1,227
5. Current + 4	14,194	1,318
6. Current + 5	15,098	1,472
7. Current + 6 - 10	95,553	10,686

Health care sensitivities
For measurement purposes, an 8.0% health care trend rate was used for benefits for retirees before they reach age 65 for 2011. In 2012, the rate is assumed to be 8.0%, decreasing to 5.0% by 2018 and remaining at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total service and interest cost components	$573	$(408)
Effect on postretirement benefit obligation	4,463	(3,490)

We have a profit sharing and 401(k) savings plan for employees. At the discretion of the Board of Directors, we may make a profit sharing contribution of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution on employees' before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed. We recognized profit sharing expense and 401(k) savings plan expense of $3.6 million, $3.7 million and $3.1 million in 2011, 2010 and 2009, respectively.

14.	Income taxes

Net deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)

Total deferred tax assets	$683,645	$651,568
Total deferred tax liabilities	(86,490)	(249,989)

Net deferred tax asset before valuation allowance	597,155	401,579
Valuation allowance	(608,761)	(410,333)
Net deferred tax liability	$(11,606)	$(8,754)

The components of the net deferred tax liability as of December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)

Convertible debentures	$(15,785)	$(25,864)
Net operating loss	506,614	432,827
Loss reserves	60,478	85,425
Unrealized (appreciation) depreciation in investments	(42,009)	(31,379)
Mortgage investments	18,944	17,934
Deferred compensation	17,447	19,080
Investments in joint ventures	(3,018)	(165,598)
Premium deficiency reserves	47,186	62,638
Loss due to "other than temporary" impairments	11,068	14,160
Other, net	(3,770)	(7,644)

Net deferred tax asset before valuation allowance	597,155	401,579
Valuation allowance	(608,761)	(410,333)
Net deferred tax liability	$(11,606)	$(8,754)

We review the need to adjust the deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the expected occurrence of future income or loss and available tax planning alternatives. Based on our analysis and the level of cumulative operating losses, we have reduced our benefit from income tax through the recognition of a valuation allowance.

Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. During 2009, our deferred tax asset valuation allowance was reduced by the deferred tax liability related to $102.3 million of income that was recorded in other comprehensive income. During 2010, our deferred tax valuation allowance was increased due to a decrease in the deferred tax liability related to $63.5 million of losses that were recorded in other comprehensive income. During 2011, our deferred tax asset valuation allowance was reduced due to an increase in the deferred tax liability related to $2.3 million of income that was recorded in other comprehensive income. In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	2011	2010	2009
	(In thousands)

Benefit from income taxes	$(196,835)	$(145,334)	$(681,266)
Change in valuation allowance	198,428	149,669	238,490

Tax provision (benefit)	$1,593	$4,335	$(442,776)

The increase in the valuation allowance that was included in other comprehensive income was zero, $22.2 million and zero for the years ended December 31, 2011, 2010 and 2009, respectively. The total valuation allowance as of December 31, 2011, December 31, 2010 and December 31, 2009 was $608.8 million, $410.3 million and $238.5 million, respectively.

Legislation enacted in 2009 expanded the carryback period for certain net operating losses from 2 years to 5 years. A total benefit for income taxes of $282.0 million was recorded during 2009 in the Consolidated Statement of Operations for the carryback of 2009 losses. The refund related to these benefits was received in the second quarter of 2010.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $1,448 million of net operating loss carryforwards on a regular tax basis and $582 million of net operating loss carryforwards for computing the alternative minimum tax as of December 31, 2011. The increase in net operating carryforwards from operating losses during 2011 was partially offset by a onetime inclusion of taxable income. The taxable income related to the cancellation of indebtedness triggered by the conclusion of bankruptcy proceedings for C-BASS, a joint venture investment. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2031.

The following summarizes the components of the provision for (benefit from) income taxes:

	2011	2010	2009
	(In thousands)

Current	$598	$1,618	$(621,170)
Deferred	(945)	(19)	175,194
Other	1,940	2,736	3,200

Provision for (benefit from) income taxes	$1,593	$4,335	$(442,776)

We received zero, $289.1 million and $437.5 million in federal income tax refunds in 2011, 2010 and 2009, respectively. Proceeds received in 2010 were primarily from the carryback of 2009 losses. Proceeds received in 2009 were primarily from the redemption of tax and loss bonds. We did not own any tax and loss bonds at December 31, 2011, 2010, or 2009.

The reconciliation of the federal statutory income tax benefit rate to the effective income tax (benefit) rate is as follows:

	2011		2010		2009

Federal statutory income tax benefit rate	(35.0	) %	(35.0	) %	(35.0	) %
Valuation allowance	41.0		41.6		13.5
Tax exempt municipal bond interest	(5.4)		(10.5)		(3.6)
Other, net	(0.3)		5.1		-

Effective income tax (benefit) rate	0.3%		1.2%		(25.1	) %

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The IRS assessment related to the REMIC issue is $190.7 million in taxes and penalties. There would also be applicable interest, which may be substantial. Additional state income taxes along with any applicable interest may become due when a final resolution is reached and could also be substantial. We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. Because net operating losses that we incurred in 2009 were carried back to taxable years that were included in the settlement agreement, it was subject to review by the Joint Committee on Taxation of Congress. Following that review, the IRS indicated that it is reconsidering the terms of the settlement. We are attempting to address the IRS’ concerns, but there is a risk that we may not be able to settle the proposed adjustments with the IRS or, alternatively, that the terms of any final settlement will be more costly to us than the currently proposed settlement. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see Note 1 – “Nature of business -Capital.”

The IRS is currently conducting an examination of our federal income tax returns for the years 2008 and 2009, which is scheduled to be completed in 2012. The adjustments that are currently proposed by the IRS are temporary in nature and would have no material effect on the financial statements.

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

	Unrecognized tax benefits
	2011	2010	2009
	(In thousands)

Balance at beginning of year	$109,282	$91,117	$87,965
Additions based on tax positions related to the current year	-	-	258
Additions for tax positions of prior years	798	18,165	2,894
Reductions for tax positions of prior years	-	-	-
Settlements	-	-	-
Balance at end of year	$110,080	$109,282	$91,117

The total amount of the unrecognized tax benefits that would affect our effective tax rate is $97.5 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. During 2011, we recognized $0.8 million in interest. As of December 31, 2011 and 2010, we had $26.7 million and $25.9 million of accrued interest related to uncertain tax positions, respectively. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2000. Although the IRS is reconsidering the terms of our settlement agreement with them, as discussed above, if approved our total amount of unrecognized tax benefits would be reduced by $104.0 million during 2012, while after taking into account prior payments and the effect of available NOL carrybacks, any net cash outflows would approximate $23 million.

15.	Shareholders' equity

In April 2010 we completed the public offering and sale of 74,883,720 shares of our common stock at a price of $10.75 per share. We received net proceeds of approximately $772.4 million, after deducting underwriting discount and offering expenses. The shares of common stock sold were newly issued shares.

We have 28.9 million authorized shares reserved for conversion under our convertible debentures and 25.7 million authorized shares reserved for conversion under our convertible senior notes. (See Note 8 – “Debt”)

We have a Shareholders Rights Agreement (the “Agreement”) that seeks to diminish the risk that our ability to use our net operating losses (“NOLs”) to reduce potential future federal income tax obligations may become substantially limited and to deter certain abusive takeover practices. The benefit of the NOLs, would be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, if we were to experience an “ownership change” as defined by Section 382 of the Internal Revenue Code.

Under the Agreement each outstanding share of our Common Stock is accompanied by one Right. The Distribution Date occurs on the earlier of ten days after a public announcement that a person has become an Acquiring Person, or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in a person becoming an Acquiring Person. An Acquiring Person is any person that becomes, by itself or together with its affiliates and associates, a beneficial owner of 5% or more of the shares of our Common Stock then outstanding, but excludes, among others, certain exempt and grandfathered persons as defined in the Agreement. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-half of one share of our Common Stock at a Purchase Price of $25 per full share (equivalent to $12.50 for each one-half share), subject to adjustment. Each exercisable Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of our shares of Common Stock (or if after the Shares Acquisition Date, we are acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on August 17, 2012, or earlier as described in the Agreement. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

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

The senior notes, convertible senior notes and convertible debentures, discussed in Note 8 – “Debt”, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity. In 2009 through 2011, MGIC has not paid any dividends to our holding company. In 2012, MGIC and our other insurance subsidiaries cannot pay any dividends to our holding company without approval from the OCI.

In the fourth quarter of 2008, we suspended the payment of dividends to shareholders.

17.	Statutory capital

Accounting Principles

The accounting principles used in determining statutory financial amounts differ from GAAP, primarily for the following reasons:

Under statutory accounting practices, mortgage guaranty insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned. Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. Changes in contingency loss reserves impact the statutory statement of operations. Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact GAAP operations. A premium deficiency reserve that may be recorded on a GAAP basis when present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves, may not be recorded on a statutory basis if the present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses. On a GAAP basis, when calculating a premium deficiency reserve policies are grouped based on how they are acquired, serviced and measured. On a statutory basis, a premium deficiency reserve is calculated on all policies in force.

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

Under statutory accounting practices, certain assets, including certain deferred tax assets, designated as non-admitted assets, are charged directly against statutory surplus. Such assets are reflected on the GAAP financial statements.

The statutory net income, surplus and the contingency reserve liability of the insurance subsidiaries (excluding the non-insurance subsidiaries of our parent company), as well as the surplus contributions made to MGIC and other insurance subsidiaries and dividends paid by MGIC to us, are included below. The surplus amounts included below are the combined surplus of our insurance operations as utilized in our risk-to-capital calculations.

Year Ended	Net (loss)		Contingency
December 31,	Income	Surplus	Reserve
	(In thousands)

2011	$(436,277)	$1,657,349	$4,104
2010	113,651	1,692,392	5,480
2009	(44,669)	1,442,407	417,587

Year Ended December 31,	Additions to the surplus of MGIC from parent company funds	Additions to the surplus of other insurance subsidiaries from parent company funds	Dividends paid by MGIC to the parent company
	(In thousands)

2011	$200,000	$-	$-
2010	200,000	-	-
2009	-	-	-

Statutory capital

The Office of the Commissioner of Insurance of Wisconsin is MGIC’s principal insurance regulator. To assess a mortgage guaranty insurer’s capital adequacy, Wisconsin’s insurance regulations require that a mortgage guaranty insurance company maintain “policyholders position” of not less than a minimum computed under a formula. Policyholders position is the insurer’s net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums, with credit given for authorized reinsurance. The minimum required by the formula depends on the insurance in force and whether the loans insured are primary insurance or pool insurance and further depends on the LTV ratio of the individual loans and their coverage percentage (and in the case of pool insurance, the amount of any deductible). If a mortgage guaranty insurer does not meet MPP it may be prohibited from writing new business until its policyholders position meets the minimum.

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

At December 31, 2011, MGIC exceeded MPP by approximately $185 million, and we exceeded MPP by approximately $249 million on a combined basis. At December 31, 2011 MGIC’s risk-to-capital was 20.3 to 1 and was 22.2 to 1 on a combined basis. See Note 1 – “Nature of business – Capital” for a discussion of our capital plans.

18.	Share-based compensation plans

We have certain share-based compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which generally corresponds to the vesting period. The fair value of awards classified as liabilities is remeasured at each reporting period until the award is settled. Awards under our plans generally vest over periods ranging from one to five years.

We have a stock incentive plan that was adopted in May 2011. When the 2011 plan was adopted, no further awards could be made under our previous 2002 plan. All share based compensation granted in 2011 was granted under the 2002 plan prior to the adoption of the 2011 plan. The purpose of the 2011 plan is to motivate and incent performance by and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. The maximum number of shares of stock that can be awarded under the 2011 plan is 7.0 million. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. In addition, shares used for income tax withholding or used for payment of the exercise price of an option will not be counted against such limit. The plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after May 5, 2021 under the 2011 plan. The exercise price of options is the closing price of the common stock on the New York Stock Exchange on the date of grant. The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. Shares issued under the 2011 plan are treasury shares if available, otherwise they will be newly issued shares. Treasury shares will continue to be issued for nonvested unit awards under the 2002 plan.

The compensation cost that has been charged against income for the share-based plans was $12.1 million, $13.7 million and $15.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The related income tax benefit, before valuation allowance, recognized for the share-based compensation plans was $4.2 million, $1.5 million and $5.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of option activity in the stock incentive plans during 2011 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option

Outstanding, December 31, 2010	$60.08	1,749,700

Granted	-	-
Exercised	-	-
Forfeited or expired	58.28	(329,200)

Outstanding, December 31, 2011	$60.50	1,420,500

There were no options granted or exercised in 2011, 2010 or 2009.

The following is a summary of stock options outstanding, all of which are exercisable, at December 31, 2011:

	Options Outstanding and Exercisable
			Weighted
Exercise		Remaining	Average
Price		Average	Exercise
Range	Shares	Life (years)	Price

$43.70 - 43.70	349,500	1.1	$43.70

$63.80 - 68.20	1,071,000	1.1	$65.98

Total	1,420,500	1.1	$60.50

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 was zero. The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $3.73 as of December 31, 2011 which would have been received by the option holders had all option holders exercised their options on that date. Because our closing stock price at December 31, 2011 was below all exercise prices, none of the outstanding options had any intrinsic value.

A summary of restricted stock or restricted stock unit activity during 2011 is as follows:

	Weighted Average Grant Date Fair Market Value	Shares

Restricted stock outstanding at December 31, 2010	$14.69	3,457,266

Granted	8.94	1,368,295
Vested	8.32	(1,698,956)
Forfeited	60.01	(180,843)

Restricted stock outstanding at December 31, 2011	$12.88	2,945,762

At December 31, 2011, the 2.9 million shares of restricted stock outstanding consisted of 2.3 million shares that are subject to performance conditions (“performance shares”) and 0.6 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2010 and 2009 was $6.82 and $3.11, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant. The total fair value of restricted stock vested during 2011, 2010 and 2009 was $14.9 million, $8.5 million and $1.3 million, respectively.

As of December 31, 2011, there was $22.6 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the 2002 Plan. Of this total, $21.6 million of unrecognized compensation costs relate to performance shares and $1.0 million relates to time vested shares. The unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 0.2 years.

During 2011, we also granted 449,350 shares that will be settled as cash payments over the vesting period under the 2002 stock incentive plan. The grant date fair value of these restricted share units was $8.94 in 2011. During 2011, 5,400 shares of this grant were forfeited. As of December 31, 2011, there was $1.0 million of total unrecognized compensation cost related to nonvested shares under this grant. The unrecognized compensation cost associated with this grant is expected to be recognized over a period of 2.1 years.

At December 31, 2011, 7.0 million shares were available for future grant under the 2011 stock incentive plan.

19.	Leases

We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next six years. Generally, rental payments are fixed.

Total rental expense under operating leases was $5.4 million, $6.3 million and $6.8 million in 2011, 2010 and 2009, respectively.

At December 31, 2011, minimum future operating lease payments are as follows (in thousands):

2012	$4,379
2013	3,151
2014	1,098
2015	294
2016 and thereafter	137

Total (1)	$9,059

(1) Minimum payments have not been reduced by minimum sublease rentals of $525 thousand due in the future under noncancelable subleases.

20.	Litigation and contingencies

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On December 11, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. On December 30, 2011, a similar complaint was filed in the U.S. District Court for the Eastern District of Pennsylvania by different plaintiffs against the same seven mortgage insurers and another large lender. The complaints in both cases alleged various causes of action related to the captive mortgage reinsurance arrangements of these two mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. The named plaintiffs’ loans were not insured by MGIC. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In June 2005, in response to a letter from the New York Insurance Department, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Insurance Department requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Insurance Department that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, we provided the MN Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MN Department, and beginning in March 2008, the MN Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions, including as recently as May 2011.

In addition, beginning in June 2008, and as recently as December 2011, we received various subpoenas from the U.S. Department of Housing and Urban Development (“HUD”), seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested certain information regarding captive mortgage reinsurance transactions in which we participated. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief, including civil penalties and injunctions against violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our captive reinsurance arrangements are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In addition, we are uncertain whether the CFPB, established by the Dodd-Frank Act to regulate the offering and provision of consumer financial products or services under federal law, will issue any rules or regulations that affect our business apart from any action it may take as a result of its investigation of captive mortgage reinsurance. Such rules and regulations could have a material adverse effect on us.

In September 2010, a housing discrimination complaint was filed against MGIC with HUD alleging that MGIC violated the Fair Housing Act and discriminated against the complainant on the basis of her sex and familial status when MGIC underwrote her loan for mortgage insurance. In May 2011, HUD commenced an administrative action against MGIC and two of its employees, seeking, among other relief, aggregate fines of $48,000. The HUD complainant elected to have charges in the administrative action proceed in federal court and in July 2011, the U.S. Department of Justice (“DOJ”) filed a civil complaint in the U.S. District Court for the Western District of Pennsylvania against MGIC and these employees on behalf of the complainant. The complaint seeks redress for the alleged housing discrimination, including compensatory and punitive damages for the alleged victims and a civil penalty payable to the United States. MGIC denies that any unlawful discrimination occurred and disputes many of the allegations in the complaint.

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

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) in June 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaints’ allegations regarding C-BASS. Our motion to dismiss the Complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. In December 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice. In January 2011, the plaintiffs appealed the February 2010 and December 2010 decisions to the United States Court of Appeals for the Seventh Circuit; during oral argument before the Appeals Court regarding the case on January 12, 2012, the plaintiffs confirmed the appeal was limited to issues regarding C-BASS. In June 2011, the plaintiffs filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. We are opposing this motion and the matter is awaiting decision by the District Court. We are unable to predict the outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

We understand several law firms have, among other things, issued press releases to the effect that they are investigating us, including whether the fiduciaries of our 401(k) plan breached their fiduciary duties regarding the plan’s investment in or holding of our common stock or whether we breached other legal or fiduciary obligations to our shareholders. We intend to defend vigorously any proceedings that may result from these investigations.

With limited exceptions, our bylaws provide that our officers and 401(k) plan fiduciaries are entitled to indemnification from us for claims against them.

In December 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. This complaint alleges that MGIC has denied, and continues to deny, valid mortgage insurance claims submitted by Countrywide and says it seeks declaratory relief regarding the proper interpretation of the insurance policies at issue. In October 2011, the United States District Court for the Northern District of California, to which the case had been removed, entered an order staying the litigation in favor of the arbitration proceeding we commenced against Countrywide in February 2010.

In the arbitration proceeding, we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. From January 1, 2008 through December 31, 2011, rescissions of Countrywide-related loans mitigated our paid losses on the order of $435 million. This amount is the amount we estimate we would have paid had the loans not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72,100. Various materials exchanged by MGIC and Countrywide bring into the dispute loans we did not previously consider to be Countrywide-related and loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts under policies it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage. While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans was scheduled to begin in September 2012, but we and Countrywide have agreed that the parties will take steps to delay the hearing at least 60 days.

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

At December 31, 2011, 38,127 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory). Of these 38,127 loans, we expect a significant portion will cure their delinquency or be rescinded and will not involve paid claims. From January 1, 2008 through December 31, 2011, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 78% were paid and the remaining 22% were rescinded.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. From January 1, 2008 through December 31, 2011, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.6 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At December 31, 2011, we estimate that our total loss reserves were benefited from rescissions by approximately $0.7 billion.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations and pre-rescission rebuttals (including those involving loans related to Countrywide) that we expect will eventually result in future rescissions. For additional information about rescissions as well as rescission settlement agreements, see Note 9 – “Loss reserves.”

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under certain pool insurance policies insuring Freddie Mac that share a single aggregate loss limit. We believe the initial aggregate loss limit for a particular pool of loans insured under a policy decreases to correspond to the termination of coverage for that pool under that policy while Freddie Mac believes the initial aggregate loss limit remains in effect until the last of the policies that provided coverage for any of the pools terminates. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation than under our interpretation. We account for losses under our interpretation although it is reasonably possible that were the matter to be decided by a third party our interpretation would not prevail. The differing interpretations had no effect on our results until the second quarter of 2011. For 2011, our incurred losses would have been $192 million higher in the aggregate had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted. We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters. We have discussed the disagreement with Freddie Mac in an effort to resolve it and expect that these discussions will continue.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through December 31, 2011, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. Claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into 2011. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

See Note 14 – “Income taxes” for a description of federal income tax contingencies.

21.	Unaudited quarterly financial data

	Quarter				2011
2011:	First	Second	Third	Fourth	Year
	(In thousands, except share data)

Net premiums written	$274,463	$270,399	$255,745	$263,773	$1,064,380
Net premiums earned	288,546	284,454	275,094	275,741	1,123,835
Investment income, net of expenses	56,543	55,490	48,898	40,339	201,270
Loss incurred, net	310,431	459,552	462,654	482,070	1,714,707
Change in premium deficiency reserves	(9,018)	(11,035)	(12,388)	(11,709)	(44,150)
Underwriting and other operating expenses	57,550	54,043	52,477	50,680	214,750
Interest expense	26,042	26,326	25,761	25,142	103,271
Net income (loss)	(33,661)	(151,732)	(165,205)	(135,294)	(485,892)
Income (loss) per share (a):
Basic	(0.17)	(0.75)	(0.82)	(0.67)	(2.42)
Diluted	(0.17)	(0.75)	(0.82)	(0.67)	(2.42)

	Quarter				2010
2010:	First	Second	Third	Fourth (b)	Year
	(In thousands, except share data)

Net premiums written	$256,058	$295,346	$278,982	$271,409	$1,101,795
Net premiums earned	271,952	309,174	296,496	291,125	1,168,747
Investment income, net of expenses	68,859	62,868	58,465	57,061	247,253
Loss incurred, net	454,511	320,077	384,578	448,375	1,607,541
Change in premium deficiency reserves	(13,566)	(10,619)	(8,887)	(18,275)	(51,347)
Underwriting and other operating expenses	59,945	54,050	57,606	53,541	225,142
Interest expense	21,018	25,099	26,702	25,770	98,589
Net income (loss)	(150,091)	24,551	(51,528)	(186,667)	(363,735)
Income (loss) per share (a):
Basic	(1.20)	0.14	(0.26)	(0.93)	(2.06)
Diluted	(1.20)	0.13	(0.26)	(0.93)	(2.06)

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.
(b)
In prior periods, the liability associated with premium to be returned on claim payments is included in loss reserves and changes to this estimate affect losses incurred. See Note 3 – “Summary of significant accounting policies – Revenue recognition.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MGIC Investment Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 29, 2012

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm has audited the consolidated financial statements and effectiveness of internal control over financial reporting, as of December 31, 2011 as stated in their report which appears herein.

Changes in Internal Control during the Fourth Quarter

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information (other than on the executive officers) will be included in our Proxy Statement for the 2012 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

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

This information will be included in our Proxy Statement for the 2012 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2012 Annual Meeting of Shareholders, and is hereby incorporated by reference.

The table below sets forth certain information, as of December 31, 2011, about options outstanding (all of which are exercisable) under our 1991 Stock Incentive Plan (the “1991 Plan”) and our 2002 Stock Incentive Plan (the “2002 Plan”). Other than under these plans, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	1,420,500	(1)	$60.50	7,000,000	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	1,420,500	(1)	$60.50	7,000,000	(2)

(1)
Excludes 2,899,444 restricted stock units (RSUs) granted for which shares will be issued if certain criteria are met.  Of the 2,899,444 RSUs granted, 2,317,407 are subject to performance conditions and the remainder are subject to service conditions.

(2)	Reflects shares available for granting. All of these shares are available under our 2011 Omnibus Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

To the extent applicable, this information will be included in our Proxy Statement for the 2012 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

This information will be included in our Proxy Statement for the 2012 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated statements of operations for each of the three years in the period ended December 31, 2011

Consolidated balance sheets at December 31, 2011 and 2010

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2011

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2011

Notes to consolidated financial statements

Report of independent registered public accounting firm

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Report of independent registered public accounting firm on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2011:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 29, 2012.

MGIC INVESTMENT CORPORATION

/s/ Curt S. Culver
Curt S. Culver
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of the date set forth above by the following persons on behalf of the registrant and in the capacities indicated.

Name and Title

/s/ Curt S. Culver	/s/ Timothy A. Holt
Curt S. Culver	Timothy A. Holt, Director
Chairman of the Board, Chief Executive
Officer and Director
/s/ Kenneth M. Jastrow, II
Kenneth M. Jastrow, II, Director
/s/ J. Michael Lauer
J. Michael Lauer
Executive Vice President and	/s/ Daniel P. Kearney
Chief Financial Officer	Daniel P. Kearney, Director
(Principal Financial Officer)

/s/ Michael E. Lehman
/s/ Timothy J. Mattke	Michael E. Lehman, Director
Timothy J. Mattke
Vice President, Controller and
Chief Accounting Officer	/s/ William A. McIntosh
(Principal Accounting Officer)	William A. McIntosh, Director

/s/ James A. Abbott	/s/ Leslie M. Muma
James A. Abbott, Director	Leslie M. Muma, Director

/s/ Thomas M. Hagerty	/s/ Donald T. Nicolaisen
Thomas M. Hagerty, Director	Donald T. Nicolaisen, Director

/s/ Mark M. Zandi
Mark M. Zandi, Director

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedules

To the Board of Directors and Shareholders of
MGIC Investment Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 29, 2012 appearing in this Annual Report to Shareholders of MGIC Investment Corporation on Form 10-K also included an audit of the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 29, 2012

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2011

Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$592,108	$597,037	$597,037
States, municipalities and political subdivisions	2,255,192	2,323,471	2,323,471
Foreign governments	146,755	157,190	157,190
Public utilities	317,977	323,982	323,982
Mortgage-backed	699,119	710,351	710,351
All other corporate bonds	1.689.743	1,708,869	1,708,869

Total fixed maturities	5,700,894	5,820,900	5,820,900
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	2,666	2,747	2,747

Total equity securities	2,666	2,747	2,747

Total investments	$5,703,560	$5,823,647	$5,823,647

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2011 and 2010

	2011	2010
	(In thousands)
ASSETS

Fixed maturities (amortized cost, 2011-$421,250; 2010-$844,383)	$428,985	$832,484
Cash and cash equivalents	57,636	58,380
Investment in subsidiaries, at equity in net assets	1,544,017	1,786,522
Accounts receivable - affiliates	-	686
Income taxes receivable	23,864	21,412
Accrued investment income	3,720	5,610
Other assets	11,785	16,530
Total assets	$2,070,007	$2,721,624

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$170,515	$376,329
Convertible senior notes	345,000	345,000
Convertible junior debentures	344,422	315,626
Accounts payable - affiliates	84	-
Accrued interest	13,171	15,609
Other liabilities	-	5
Total liabilities	873,192	1,052,569

Shareholders' equity
Common stock, (one dollar par value, shares authorized 460,000; shares issued 2011 and 2010 - 205,047; shares outstanding 2011 - 201,172 ; 2010 - 200,450)	205,047	205,047
Paid-in capital	1,135,821	1,138,942
Treasury stock (shares at cost, 2011 - 3,875; 2010 - 4,597)	(162,542)	(222,632)
Accumulated other comprehensive income, net of tax	30,124	22,136
Retained (deficit) earnings	(11,635)	525,562
Total shareholders' equity	1,196,815	1,669,055
Total liabilities and shareholders' equity	$2,070,007	$2,721,624

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Revenues:
Equity in undistributed net loss of subsidiaries	$(437,731)	$(270,844)	$(1,326,671)
Investment income, net of expenses	15,693	5,573	1,026
Realized investment gains (losses), net	4,724	163	(38)
Other income	27,688	-	27,378
Total losses	(389,626)	(265,108)	(1,298,305)

Expenses:
Operating expenses	(133)	2,116	350
Interest expense	103,271	98,589	89,266
Total expenses	103,138	100,705	89,616
Loss before tax	(492,764)	(365,813)	(1,387,921)
Benefit from income taxes	(6,872)	(2,078)	(65,644)
Net loss	(485,892)	(363,735)	(1,322,277)
Other comprehensive income (loss), net	7,988	(52,019)	180,944
Comprehensive loss	$(477,904)	$(415,754)	$(1,141,333)

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(485,892)	$(363,735)	$(1,322,277)
Adjustments to reconcile net loss to net cash used in operating activities:	437,731	270,844	1,326,671
Equity in undistributed net loss of subsidiaries
Other	7,378	40,638	1,842
Change in certain assets and liabilities:
Accounts receivable - affiliates	770	658	(41)
Income taxes receivable	(2,452)	6,330	(54,755)
Accrued investment income	1,890	(5,474)	267
Accrued interest	(2,438)	(33,795)	33,286
Net cash used in operating activities	(43,013)	(84,534)	(15,007)

Cash flows from investing activities:
Transactions with subsidiaries	(200,000)	(200,000)	(1,050)
Purchase of fixed maturities	(130,503)	(977,408)	(6,618)
Sale of fixed maturities	551,493	135,413	2,336
Net cash provided by (used in) investing activities	220,990	(1,041,995)	(5,332)

Cash flows from financing activities:
Repayment of note payable	-	-	(200,000)
Repayment of long-term debt	(178,721)	(1,000)	(94,352)
Net proceeds from convertible senior notes	-	334,373	-
Common stock shares issued	-	772,376	-
Net cash (used in) provided by financing activities	(178,721)	1,105,749	(294,352)

Net decrease in cash and cash equivalents	(744)	(20,780)	(314,691)
Cash and cash equivalents at beginning of year	58,380	79,160	393,851
Cash and cash equivalents at end of period	$57,636	$58,380	$79,160

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

The senior notes, convertible senior notes and convertible debentures, discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009 through 2011, MGIC has not paid any dividends to our holding company. In 2012, MGIC and our other insurance subsidiaries cannot pay any dividends to our holding company without approval from the OCI.

In the fourth quarter of 2008, we suspended the payment of dividends to shareholders.

MGIC INVESTMENT CORPORATION

SCHEDULE IV — REINSURANCE

MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2011, 2010 and 2009

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands of dollars)
Year ended December 31,
2011	$1,170,868	$50,924	$3,891	$1,123,835	0.3%

2010	1,236,949	71,293	3,091	1,168,747	0.3%

2009	1,406,977	107,975	3,339	1,302,341	0.3%

INDEX TO EXHIBITS

Item 15(a)3

		Incorporated by Reference
Exhibit
Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.1	Articles of Incorporation, as amended.	10-Q	3.1	May 10, 2011

3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	February 3, 2012

4.1	Articles of Incorporation (included within Exhibit 3.1).	10-Q	3.1	May 10, 2011

4.2	Amended and Restated Bylaws (included as Exhibit 3.2).	8-K	3.2	February 3, 2012

4.3
Amended and Restated Rights Agreement, dated as of July 7, 2009 (as amended through December 29, 2009), between MGIC Investment Corporation and Wells Fargo Bank, National Association, which includes as Exhibit A thereto the Form of Right Certificate and as Exhibit B thereto the Summary of Rights to Purchase Common Shares.
		DEF 14A	App. A	March 26, 2010

4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee.	8-K	4.1	October 19, 2000

4.5	Supplemental Indenture, dated as of April 26, 2010, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee.	8-K	4.1	April 30, 2010

4.6	Indenture, dated as of March 28, 2008, between U.S. Bank National Association, as trustee, and MGIC Investment Corporation.	10-Q	4.6	May 12, 2008

[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 601(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan. *	10-K	10.1	March 31, 2003

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan. *	10-K	10.1.1	March 31, 2003

10.2	Form of Restricted Stock Agreement under 2002 Stock Incentive Plan. *	10-K	10.2	March 31, 2003

10.2.1	Form of Incorporated Terms to Restricted Stock Agreement under 2002 Stock Incentive Plan. *	10-K	10.2.1	March 31, 2003

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. *	10-K	10.2.1	March 13, 2006

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. *	10-K	10.2.2	March 13, 2006

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. *	10-K	10.2.4	March 1, 2007

10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. *	10-K	10.2.5	March 1, 2007

10.2.6	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. *	10-K	10.2.4	March 16, 2005

10.2.7	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. *	10-K	10.2.5	March 16, 2005

10.2.8	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008). *	10-Q	10.2.8	May 12, 2008

10.2.9	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted February 2008). *	10-Q	10.2.9	May 12, 2008

10.2.10	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008). *	10-Q	10.2.10	May 12, 2008

		Incorporated by Reference
Exhibit
Number	Description of Exhibit	Form		Exhibit(s)	Filing Date
10.2.11	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (for Directors) (Adopted April 2008). *	10-Q		10.2.11	May 12, 2008

10.2.12	Amendment to Restricted Stock and Restricted Stock Unit Agreement, dated as of December 8, 2008, between MGIC Investment Corporation and Curt S. Culver. *	10-K		10.2.12	March 2, 2009

10.2.13	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and Certain of its Officers. *	10-K		10.2.13	March 2, 2009

10.2.14	Form of Amendment to Certain Restricted Stock and Restricted Stock Unit Agreements, dated as of December 2, 2008, between MGIC Investment Corporation and its Directors. *	10-K		10.2.14	March 2, 2009

10.2.15	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009). *	10-K		10.2.15	March 2, 2009

10.2.16	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2009). *	10-K		10.2.16	March 2, 2009

10.2.17	Restricted Stock Unit Agreement, dated as of March 12, 2010, between MGIC Investment Corporation and Jeffrey H. Lane. *	10-Q		10.2.17	May 10, 2010

10.2.18	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2011). * †

10.2.19	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2011). * †

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan. *	10-K		10.7	March 29, 2000

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K		10.3.1	March 1, 2011

10.3.2	MGIC Investment Corporation 2011 Omnibus Incentive Plan. *	DEF 14A		App. B	March 31, 2011

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan. *	10-K		10.10	March 29, 2000

10.6	Executive Bonus Plan. *	10-K		10.6	March 1, 2011

10.7	Supplemental Executive Retirement Plan. *	8-K	`	10.7	October 25, 2011

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*	10-K		10.8	March 1, 2011

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. *	10-K		10.24	Dated December 31, 1993

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. *	10-Q		10.27 and 10.28	Dated June 30, 1994

10.11.1	Form of Key Executive Employment and Severance Agreement. *	10-K		10.11.1	March 2, 2009

10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement. *	10-K		10.11.2	March 2, 2009

10.11.3	Form of Letter Agreement Amending Certain of the Company’s Key Executive Employment and Severance Agreements. *	8-K		10.11.3	April 13, 2009

10.11.4	Supplemental Plan for Executives covered by MGIC Investment Corporation Key Executive Employment and Severance Agreements. *	8-K		10.11.4	October 25, 2011

10.12	Form of Agreement Not to Compete. * †

21	Direct and Indirect Subsidiaries. †

23	Consent of Independent Registered Public Accounting Firm. †

		Incorporated by Reference
Exhibit
Number	Descripition of Exhibit	Form	Exhibit(s)	Filing Date
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††

99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009

99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009

99.3	Order of the Office of the Commissioner of Insurance for the State of Wisconsin dated as of January 23, 2012.	8-K	99.2	January 24, 2012

99.4	Letter Agreement dated as of January 23, 2012, by and between MGIC Investment Corporation, Mortgage Guaranty Insurance Corporation and MGIC Indemnity Corporation and Federal National Mortgage Association (including exhibits thereto and agreements incorporated therein by reference).	8-K	99.3	January 24, 2012

99.5	Letter dated January 23, 2012, by Federal Home Loan Mortgage Corporation to MGIC Indemnity Corporation and Mortgage Guaranty Insurance Corporation.	8-K	99.4	January 24, 2012

99.6	Specimen Freddie Mac Pool Policy and Endorsements. †

101
The following financial information from MGIC Investment Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010 (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010, and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) the Notes to Consolidated Financial Statements

*     Denotes a management contract or compensatory plan.

†     Filed herewith.

††     Furnished herewith.