Form 10-Q
period 2012-03-31
MGIC INVESTMENT CORP
filed 2012-05-10
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	04/30/12	202,030,282

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2012 - $5,460,402; 2011 - $5,700,894)	$5,533,466	$5,820,900
Equity securities	2,783	2,747
Total investment portfolio	5,536,249	5,823,647

Cash and cash equivalents	902,606	995,799
Accrued investment income	52,014	55,666
Reinsurance recoverable on loss reserves (note 4)	142,289	154,607
Reinsurance recoverable on paid losses	17,490	19,891
Premium receivable	67,734	71,073
Home office and equipment, net	27,590	28,145
Deferred insurance policy acquisition costs (note 2)	8,701	7,505
Other assets	57,441	59,897
Total assets	$6,812,114	$7,216,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$4,209,170	$4,557,512
Premium deficiency reserve (note 13)	120,634	134,817
Unearned premiums	147,375	154,866
Senior notes (note 3)	170,548	170,515
Convertible senior notes (note 3)	345,000	345,000
Convertible junior debentures (note 3)	352,591	344,422
Other liabilities	335,244	312,283
Total liabilities	5,680,562	6,019,415

Contingencies (note 5)

Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 460,000; shares issued 2012 and 2011 - 205,047; shares outstanding 2012 - 202,030; 2011 - 201,172)	205,047	205,047
Paid-in capital	1,129,024	1,135,821
Treasury stock (shares at cost 2012 - 3,016; 2011 - 3,875)	(105,049)	(162,542)
Accumulated other comprehensive (loss) income, net of tax (note 9)	(14,711)	30,124
Retained deficit	(82,759)	(11,635)
Total shareholders' equity	1,131,552	1,196,815

Total liabilities and shareholders' equity	$6,812,114	$7,216,230

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:	(In thousands of dollars, except per share data)
Premiums written:
Direct	$263,795	$287,717
Assumed	641	730
Ceded	(9,450)	(13,984)
Net premiums written	254,986	274,463
Decrease in unearned premiums, net	7,419	14,083
Net premiums earned	262,405	288,546
Investment income, net of expenses	37,408	56,543
Realized investment gains, net	77,561	5,761
Total other-than-temporary impairment losses	-	-
Portion of losses recognized in other comprehensive income, before taxes	-	-
Net impairment losses recognized in earnings	-	-
Other revenue	2,309	2,263
Total revenues	379,683	353,113

Losses and expenses:
Losses incurred, net (note 12)	337,088	310,431
Change in premium deficiency reserve (note 13)	(14,183)	(9,018)
Amortization of deferred policy acquisition costs (note 2)	1,670	1,725
Other underwriting and operating expenses, net	48,673	55,825
Interest expense	24,627	26,042
Total losses and expenses	397,875	385,005
Loss before tax	(18,192)	(31,892)
Provision for income taxes (note 11)	1,363	1,769

Net loss	$(19,555)	$(33,661)

Loss per share (note 6):
Basic	$(0.10)	$(0.17)
Diluted	$(0.10)	$(0.17)

Weighted average common shares outstanding - diluted (note 6)	201,528	200,744

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Net Loss	$(19,555)	$(33,661)

Other comprehensive income (loss), net of tax (note 9):

Unrealized holding gains (losses) for the period included in accumulated other comprehensive income (loss)	16,995	(20,189)

Less: net gains (losses) reclassified out of accumulated other comprehensive income (loss) into earnings for the period	62,913	5,415
Change in unrealized investment gains and losses	(45,918)	(25,604)

Foreign currency translation adjustment	1,083	917

Other comprehensive loss, net of tax	(44,835)	(24,687)

Total comprehensive loss	$(64,390)	$(58,348)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2011 and Three Months Ended March 21, 2012
(Unaudited)

				Accumulated
				other	Retained
	Common	Paid-in	Treasury	comprehensive	earnings
	stock	capital	stock	income (loss)	(deficit)
	(In thousands)

Balance, December 31, 2010	$205,047	$1,138,942	$(222,632)	$22,136	$525,562

Net loss					(485,892)
Change in unrealized investment gains and losses, net	-	-	-	21,057	-
Reissuance of treasury stock, net	-	(14,577)	60,090	-	(51,305)
Equity compensation	-	11,456	-	-	-
Defined benefit plan adjustments, net	-	-	-	(12,862)	-
Unrealized foreign currency translation adjustment	-	-	-	(207)	-

Balance, December 31, 2011	$205,047	$1,135,821	$(162,542)	$30,124	$(11,635)

Net loss					(19,555)
Change in unrealized investment gains and losses, net (notes 7 and 8)	-	-	-	(45,918)	-
Reissuance of treasury stock, net	-	(8,656)	57,493	-	(51,569)
Equity compensation	-	1,859	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	1,083	-

Balance, March 31, 2012	$205,047	$1,129,024	$(105,049)	$(14,711)	$(82,759)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,555)	$(33,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	24,696	19,560
Deferred tax provision (benefit)	72	(25)
Realized investment gains, excluding impairment losses	(77,561)	(5,761)
Other	(2,609)	302
Change in certain assets and liabilities:
Accrued investment income	3,652	(3,382)
Reinsurance recoverable on loss reserves	12,318	37,251
Reinsurance recoverable on paid losses	2,401	(4,288)
Premiums receivable	3,339	3,732
Deferred insurance policy acquisition costs	(1,196)	186
Loss reserves	(348,342)	(412,677)
Premium deficiency reserve	(14,183)	(9,019)
Unearned premiums	(7,491)	(14,496)
Income taxes payable (current)	844	1,345
Net cash used in operating activities	(423,615)	(420,933)

Cash flows from investing activities:
Purchase of fixed maturities	(1,833,039)	(900,110)
Purchase of equity securities	(21)	(38)
Proceeds from sale of fixed maturities	1,519,761	625,893
Proceeds from maturity of fixed maturities	617,036	498,726
Net increase in payable for securities	26,685	4,642
Net cash provided by investing activities	330,422	229,113

Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(93,193)	(191,820)
Cash and cash equivalents at beginning of period	995,799	1,304,154
Cash and cash equivalents at end of period	$902,606	$1,112,334

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our financial position and results of operations for the periods indicated. The results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2012.

Capital

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At March 31, 2012, MGIC’s risk-to-capital ratio was 20.3 to 1 and its policyholder position exceeded the MPP by $197 million. We currently expect MGIC’s risk-to-capital to exceed 25 to 1 in the second half of 2012. At March 31, 2012, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 22.2 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

Under a statutory accounting principle that became effective January 1, 2012, as MGIC approaches a risk-to-capital ratio of 25 to 1, the benefit to statutory capital allowed for deferred tax assets will be eliminated. Effectively, MGIC’s risk-to-capital ratio, computed while excluding any deferred tax assets from statutory capital, must be under 25 to 1 in order to include such assets in the amount of available statutory capital. Any exclusion of these assets would negatively impact our statutory capital for purposes of calculating compliance with the Capital Requirements. At March 31, 2012, deferred tax assets of $141 million were included in MGIC’s statutory capital.

As discussed below, in accordance with Accounting Standards Codification (“ASC”) 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in litigation or other dispute resolution proceedings. An accrual, if required and depending on the amount, could result in material non-compliance with Capital Requirements. For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could result in material non-compliance with Capital Requirements, see Note 5 – “Litigation and contingencies.”

Although we currently meet the Capital Requirements of Wisconsin, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. The OCI Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the OCI Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the OCI Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, excluding MGIC Indemnity Corporation (“MIC”) and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of March 31, 2012, “Liquid Assets” were approximately $5.9 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after March 31, 2012 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see Note 5 – “Litigation and contingencies.”

Previously, MGIC also applied for waivers in the other jurisdictions with Capital Requirements and received waivers from some of them. Most of those waivers expired December 31, 2011. Although we currently meet the Capital Requirements in those other jurisdictions, we have re-applied for waivers of them.  Some jurisdictions denied our previous request for a waiver and those and other jurisdictions may deny our current or future requests. The OCI and other insurance departments, in their sole discretion, may modify, terminate or extend their waivers, although any modification or extension of the Keepwell Provision requires our written consent. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC does not comply with the Capital Requirements. New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and the first quarter of 2012. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business.

We cannot assure you that we will receive a waiver of all Capital Requirements; that the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires; or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. Depending on the circumstances, the amount of additional capital we might need could be substantial.

We have implemented a plan to write new mortgage insurance in MIC, a direct subsidiary of MGIC, in selected jurisdictions in order to address our expectation that in the future MGIC will not meet the Capital Requirements discussed above and may not be able to obtain appropriate waivers of them. As part of this plan, and pursuant to the OCI Order, MGIC contributed $200 million to MIC in January 2012. As of March 31, 2012, MIC had statutory capital of $437 million. MIC is licensed to write business in all jurisdictions and has received the necessary approvals from Fannie Mae and Freddie Mac (the “GSEs”) and the OCI to write business in all of the jurisdictions in which we expect MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet Capital Requirements and obtain waivers of them. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to insure loans purchased or guaranteed by Fannie Mae or Freddie Mac. If this were to occur, we would need to seek the GSEs’ approval to allow MIC to write business in those jurisdictions.

Under an agreement in place with Fannie Mae, MIC will be eligible to write mortgage insurance only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and to obtain a waiver of them. The agreement with Fannie Mae includes certain conditions and restrictions to its continued effectiveness including the continued effectiveness of the OCI Order and the continued applicability of the Keepwell Provisions in the OCI Order. As noted above, we cannot assure you that the OCI will not modify or revoke the OCI Order, or that it will renew it when it expires.

Under a letter dated January 23, 2012, Freddie Mac has approved MIC to write business only in those jurisdictions where MGIC does not meet the Capital Requirements and does not obtain waivers of them. Freddie Mac anticipates that MGIC will obtain waivers of the minimum Capital Requirements of most jurisdictions that have such requirements. Therefore, approval of MIC as an eligible mortgage insurer is currently only given for New York, Idaho and Puerto Rico. The approval from Freddie Mac includes certain conditions and restrictions to its continued effectiveness including requirements that while MIC is writing new business under the Freddie Mac approval, MIC may not exceed a risk-to-capital ratio of 20 to 1; MGIC and MIC comply with all terms and conditions of the OCI Order, the OCI Order remain effective, and that MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC (as requested by the OCI, we have notified Freddie Mac that the OCI has objected to this last requirement and others contained in the Freddie Mac approval because those requirements do not recognize the OCI’s statutory authority and obligations). As noted above, we cannot assure you that the OCI will not modify or revoke the OCI Order, or that it will renew it when it expires. As noted above, Freddie Mac has approved MIC as an eligible insurer only through December 31, 2012 and Freddie Mac may modify the terms and conditions of its approval at any time without notice and may withdraw its approval of MIC as an eligible insurer at any time in its sole discretion. Unless Freddie Mac extends the term of its approval of MIC, whether MIC will continue as an eligible mortgage insurer after December 31, 2012 will be determined by Freddie Mac’s mortgage insurer eligibility requirements then in effect.

Since mid-2011, two of our competitors, Republic Mortgage Insurance Company (“RMIC”) and PMI Mortgage Insurance Co. (“PMI”), ceased writing new insurance commitments, were placed under the supervision of the insurance departments of their respective domiciliary states and are subject to partial claim payment plans, under which their claim payments will be made at 50% for a certain period of time, with the remaining amount deferred. (PMI’s parent company subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.)

A failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see Note 5 – “Litigation and contingencies.”)

Historically, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first quarter of 2012, rescissions mitigated our paid losses by approximately $80 million (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 13% to 19% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As previously disclosed, in the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. This resulted in our having, as of December 31, 2011, a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expected would eventually result in rescissions. As discussed in Note 5 – “Litigation and contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution, including those that had been in our December 31, 2011 pipeline of pre-rescission rebuttals. As of March 31, 2012, coverage on approximately 860 loans, representing total potential claim payments of approximately $65 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have mitigated paid claims in the first quarter of 2012. In addition, as of March 31, 2012, approximately 250 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we expect to pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. A variance between ultimate actual rescission and reversal rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011 and the first quarter of 2012, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. At March 31, 2012, we had 160,473 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since 2009 that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and contingencies.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of March 31, 2012, approximately 250 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. One GSE has approved one of our settlement agreements, with no related suspended rescissions and we believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at March 31, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at March 31, 2012. The terms of our settlement agreements vary and there can be no assurances that either GSE will approve any other settlement agreements. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2011 amounts to conform to 2012 presentation.

Subsequent events

We have considered subsequent events through the date of this filing.

Note 2 - New Accounting Guidance

In May 2011, new guidance was issued regarding fair value measurement. The guidance in the new standard is intended to harmonize the fair value measurement and disclosure requirements for accounting principles generally accepted in the United States ("GAAP") and International Financial Reporting Standards. Many of the changes in the standard represent clarifications to existing guidance, but the standard also includes some new guidance and new required disclosures. Our disclosures reflect the requirements of this new guidance beginning with the first quarter of 2012.

In June 2011, as amended in December 2011, new guidance was issued requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. Our disclosures reflect the requirements of this new guidance beginning with the first quarter of 2012. Other provisions of this guidance regarding reclassifications out of other comprehensive income have been delayed.

In October 2011, new guidance was issued on accounting for costs associated with acquiring or renewing insurance contracts. The new guidance changed how insurance companies account for acquisition costs, particularly in determining what costs are deferrable. The new requirements are effective beginning in the first quarter of 2012 and we have adopted them prospectively. Under the new guidance in effect, we deferred $1.5 million of acquisition costs in the first quarter of 2012. In the first quarter of 2011 we deferred $1.3 million in acquisition costs and under the new guidance we would have deferred $1.8 million of such costs. Acquisition costs are not deferred on a statutory accounting basis, therefore this new guidance has no impact on our statutory capital.

Note 3 – Debt

Senior Notes

At March 31, 2012 and December 31, 2011 we had outstanding $171 million, 5.375% Senior Notes due in November 2015. During 2011 we repurchased $129 million in par value of our 5.375% Senior Notes due in November 2015. We recognized a gain on the repurchases of approximately $27.7 million, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2011. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes.  A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at March 31, 2012.

If we fail to meet any of the covenants of the Senior Notes discussed above; there is a failure to pay when due at maturity, or a default results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; or we fail to make a payment of principal on the Senior Notes when due or a payment of interest on the Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of our Senior Notes would have the right to accelerate the maturity of those notes.  In addition, the trustee of the Senior Notes could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.

There were no interest payments on the Senior Notes in the three months ended March 31, 2012 or 2011.

Convertible Senior Notes

At March 31, 2012 and December 31, 2011 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in 2017. Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. We do not have the right to defer interest payments on the Convertible Senior Notes. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

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

There were no interest payments on the Convertible Senior Notes for the three months ended March 31, 2012 or 2011.

Convertible Junior Subordinated Debentures

At March 31, 2012 and December 31, 2011 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At March 31, 2012 and December 31, 2011 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $352.6 million and $344.4 million, respectively, with the unamortized discount reflected in equity. The debentures rank junior to all of our existing and future senior indebtedness.

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

There were no interest payments on the debentures for the three months ended March 31, 2012 or 2011.

The fair value of our debt at March 31, 2012 and December 31, 2011 appears in the table below.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012
Liabilities:
Senior Notes	$141,075	$141,075	$-	$-
Convertible Senior Notes	273,413	273,413	-	-
Convertible Junior Subordinated Debentures	227,140	-	227,140	-
Total Debt	$641,628	$414,488	$227,140	$-

December 31, 2011
Liabilities:
Senior Notes	$116,708	$116,708	$-	$-
Convertible Senior Notes	202,256	202,256	-	-
Convertible Junior Subordinated Debentures	189,648	-	189,648	-
Total Debt	$508,612	$318,964	$189,648	$-

The fair value of our Senior Notes and Convertible Senior Notes was determined using publicly available trade information and are considered Level 1 securities as described in Note 8 – “Fair value measurements.” The fair value of our debentures was determined using available pricing for these debentures or similar instruments and are considered Level 2 securities as described in Note 8 – “Fair value measurements.”

Note 4 – Reinsurance

The reinsurance recoverable on loss reserves as of March 31, 2012 and December 31, 2011 was approximately $142 million and $155 million, respectively. Captive agreements are written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $133 million at March 31, 2012 which was supported by $346 million of trust assets, while at December 31, 2011 the reinsurance recoverable on loss reserves related to captives was $142 million which was supported by $359 million of trust assets. As of March 31, 2012 and December 31, 2011 there was an additional $25 million and $27 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. Trust fund assets of $425 thousand and $917 thousand were transferred to us as a result of captive terminations during the first three months of 2012 and 2011, respectively.

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

Note 5 – Litigation and contingencies

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On or about December 9, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. Since then, as of April 19, 2012, six similar cases have been filed naming various mortgage lenders and mortgage insurers (including MGIC) as defendants. One of those six cases has been voluntarily dismissed. The complaints in all seven cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

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

In addition, beginning in June 2008, and as recently as December 2011, we received various subpoenas from the U.S. Department of Housing and Urban Development (“HUD”), seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

In July 2011, the U.S. Department of Justice (“DOJ”) filed a civil complaint against MGIC and two of its employees in the U.S. District Court for the Western District of Pennsylvania. The complaint sought redress for alleged housing discrimination. On April 30, 2012, the parties agreed to the terms of a Consent Order under which, among other things, MGIC, while denying any claim of unlawful discrimination, agreed to pay (i) $511,250 into a settlement fund for possible payments to 70 individuals covered by the settlement (including the individual loan applicant on whose behalf the DOJ filed its complaint), and (ii) $38,750 as a separate civil penalty.

In October 2010, a separate purported class action lawsuit was filed against MGIC by the same loan applicant in the same District Court in which the above-referenced DOJ complaint was filed. In this separate lawsuit, the loan applicant alleged that MGIC discriminated against her and certain proposed class members on the basis of sex and familial status when MGIC underwrote their loans for mortgage insurance. In May 2011, the District Court granted MGIC’s motion to dismiss with respect to all claims except certain Fair Housing Act claims. On April 30, 2012, the parties submitted to the District Court a Memorandum of Understanding containing the terms and conditions of a proposed settlement of the lawsuit. Under the Memorandum of Understanding, MGIC would create a settlement fund of $500,000 (in addition to the settlement fund created in the DOJ lawsuit referenced above) to pay claims of certain members of the proposed class, would pay the class representative an incentive fee of $7,500, and would pay an as yet undetermined amount of attorneys' fees to class counsel. Any monies remaining in the settlement fund following the complete administration of the claims process in the case would be returned to MGIC. The Memorandum of Understanding is intended to guide the parties’ subsequent good faith settlement negotiations, but is not binding on the parties. In addition, any definitive settlement agreement reached by the parties would require final approval by the District Court. Based on the facts known at this time, we do not foresee the ultimate resolution of this case having a material adverse effect on us.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) in June 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaints’ allegations regarding C-BASS. Our motion to dismiss the Complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. In December 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice. In January 2011, the plaintiffs appealed the February 2010 and December 2010 decisions to the United States Court of Appeals for the Seventh Circuit; during oral argument before the Appeals Court regarding the case on January 12, 2012, the plaintiffs confirmed the appeal was limited to issues regarding C-BASS. On April 12, 2012, the Appeals Court affirmed the dismissals by the District Court. The plaintiffs are entitled to seek review of the Appeals Court decision by the U.S. Supreme Court. In June 2011, the plaintiffs filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. We are opposing this motion and the matter is awaiting decision by the District Court. We are unable to predict the ultimate outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

In the arbitration proceeding, we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. From January 1, 2008 through March 31, 2012, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $435 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72,300. Various materials exchanged by MGIC and Countrywide in 2011 bring into the dispute loans we did not consider before then to be Countrywide-related and loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts under coverage it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage. While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans has been scheduled to begin in March 2013.

We are in mediation in an effort to resolve our dispute with Countrywide, although we cannot predict whether the mediation will result in a resolution. If it does, a resolution with Countrywide will be subject to various conditions before it becomes effective. In connection with our mediation with Countrywide, we have voluntarily suspended rescissions related to loans that we believe could be covered by a potential resolution. As of March 31, 2012, coverage on approximately 860 loans, representing total potential claim payments of approximately $65 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. If we are able to reach a resolution with Countrywide, under ASC 450-20, we would record the effects of the resolution in our accounts when we determine that it is probable the resolution will become effective and the financial effect on us can be reasonably estimated. We expect that if these conditions to recording would be met, the financial statement effect on us would involve the recognition of additional loss, which would negatively impact our capital.

If we are not able to reach a resolution with Countrywide, we intend to defend MGIC against any further proceedings arising from Countrywide’s complaint and to advocate MGIC’s position in the arbitration, vigorously. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding. An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital. In this regard, see Note 1 – “Basis of presentation-Capital.”

At March 31, 2012, 34,825 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory). As noted above, we have suspended Countrywide rescissions of coverage on loans that we believe could be included in a potential resolution with Countrywide. Although these loans are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. We expect a significant portion of the Countrywide loans in our delinquency inventory will cure their delinquency or their coverage will be rescinded and will not involve paid claims. From January 1, 2008 through March 31, 2012, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or the coverage is rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 80% were paid and coverage on the remaining 20% were rescinded. Had we processed the rescissions we have suspended, these percentages would be approximately 78% and 22%, respectively.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. From January 1, 2008 through March 31, 2012, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.7 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At March 31, 2012, we estimate that our total loss reserves were benefited from rescissions by approximately $0.6 billion.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations and pre-rescission rebuttals (including those involving loans related to Countrywide) that we expect will eventually result in future rescissions. For additional information about rescissions as well as rescission settlement agreements, see Note 12 – “Loss Reserves.”

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under certain pool insurance policies insuring Freddie Mac that share a single aggregate loss limit. We believe the initial aggregate loss limit for a particular pool of loans insured under a policy decreases to correspond to the termination of coverage for that pool under that policy while Freddie Mac believes the initial aggregate loss limit remains in effect until the last of the policies that provided coverage for any of the pools terminates. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation than under our interpretation. We account for losses under our interpretation although it is reasonably possible that were the matter to be decided by a third party our interpretation would not prevail. The differing interpretations had no effect on our results until the second quarter of 2011. For 2011 and the first quarter of 2012, our incurred losses would have been $192 million and $49 million higher, respectively, had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted. We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters. We have discussed the disagreement with Freddie Mac in an effort to resolve it and expect to have future discussions with them.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, along with MERS and its other shareholders, are defendants in four lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS.  One of these lawsuits was dismissed by the court in which it was filed and is on appeal.  In addition, our subsidiary as a shareholder of MERS, was a defendant in two other lawsuits that were dismissed by the courts in which they were filed, but those dismissals were not appealed.  The damages sought in all of these actions are substantial.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through March 31, 2012, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which has continued into the first quarter of 2012. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

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

Note 6 – Earnings (loss) per share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 1.1 million and 1.3 million, respectively, for the three months ended March 31, 2012 and 2011 because they were anti-dilutive due to our reported net loss. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended March 31, 2012 and 2011 common stock equivalents of 56.0 million and 55.6 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended
	March 31,

	2012	2011
	(In thousands, except per share data)

Basic earnings per share:
Weighted average common shares outstanding	201,528	200,744

Net loss	$(19,555)	$(33,661)

Basic loss per share	$(0.10)	$(0.17)

Diluted earnings per share:
Weighted-average shares - Basic	201,528	200,744
Common stock equivalents	-	-

Weighted-average shares - Diluted	201,528	200,744

Net loss	$(19,555)	$(33,661)

Diluted loss per share	$(0.10)	$(0.17)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at March 31, 2012 and December 31, 2011 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses (1)	Value
	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$234,151	$3,787	$(889)	$237,049
Obligations of U.S. states and political subdivisions	1,617,383	45,848	(4,762)	1,658,469
Corporate debt securities	2,756,698	24,414	(8,665)	2,772,447
Residential mortgage-backed securities	457,756	984	(1,589)	457,151
Commercial mortgage-backed securities	254,442	7,935	(441)	261,936
Debt securities issued by foreign sovereign governments	139,972	6,456	(14)	146,414
Total debt securities	5,460,402	89,424	(16,360)	5,533,466
Equity securities	2,687	97	(1)	2,783

Total investment portfolio	$5,463,089	$89,521	$(16,361)	$5,536,249

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses (1)	Value
	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$592,108	$4,965	$(36)	$597,037
Obligations of U.S. states and political subdivisions	2,255,192	74,918	(6,639)	2,323,471
Corporate debt securities	2,007,720	32,750	(7,619)	2,032,851
Residential mortgage-backed securities	441,589	4,113	(285)	445,417
Commercial mortgage-backed securities	257,530	7,404	-	264,934
Debt securities issued by foreign sovereign governments	146,755	10,441	(6)	157,190
Total debt securities	5,700,894	134,591	(14,585)	5,820,900
Equity securities	2,666	82	(1)	2,747

Total investment portfolio	$5,703,560	$134,673	$(14,586)	$5,823,647

(1) At March 31, 2012 and December 31, 2011, there were no other-than-temporary impairment losses recorded in other comprehensive income.

The amortized cost and fair values of debt securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
March 31, 2012	Cost	Value
	(In thousands)

Due in one year or less	$819,437	$821,597
Due after one year through five years	2,334,380	2,372,280
Due after five years through ten years	936,995	959,983
Due after ten years	510,918	518,264

	$4,601,730	$4,672,124

Commercial mortgage-backed securities	254,442	261,936
Residential mortgage-backed securities	457,756	457,151
Auction rate securities (1)	146,474	142,255

Total at March 31, 2012	$5,460,402	$5,533,466

(1) At March 31, 2012, all of the auction rate securities had a contractual maturity greater than 10 years.

At March 31, 2012 and December 31, 2011, the investment portfolio had gross unrealized losses of $16.4 million and $14.6 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$107,486	$889	$-	$-	$107,486	$889
Obligations of U.S. states and political subdivisions	190,607	1,309	77,335	3,453	267,942	4,762
Corporate debt securities	1,081,295	7,996	24,768	669	1,106,063	8,665
Residential mortgage-backed securities	318,878	1,589	-	-	318,878	1,589
Commercial mortgage-backed securities	64,971	441	-	-	64,971	441
Debt securities issued by foreign sovereign governments	482	14	-	-	482	14
Equity securities	42	-	22	1	64	1
Total investment portfolio	$1,763,761	$12,238	$102,125	$4,123	$1,865,886	$16,361

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$78,546	$36	$-	$-	$78,546	$36
Obligations of U.S. states and political subdivisions	188,879	837	137,965	5,802	326,844	6,639
Corporate debt securities	689,396	6,709	28,174	910	717,570	7,619
Residential mortgage-backed securities	120,405	285	-	-	120,405	285
Debt securities issued by foreign sovereign governments	484	6	-	-	484	6
Equity securities	-	-	33	1	33	1
Total investment portfolio	$1,077,710	$7,873	$166,172	$6,713	$1,243,882	$14,586

The securities in an unrealized loss position for 12 months or greater are primarily auction rate securities (“ARS”) backed by student loans. See further discussion of these securities below. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at March 31, 2012 and December 31, 2011, respectively, compared to the interest rates at the time of purchase as well as the discount rate applied in our auction rate securities discounted cash flow model.

The fair value of our ARS backed by student loans was approximately $142 million and $170 million at March 31, 2012 and December 31, 2011, respectively. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At March 31, 2012, our ARS portfolio was 88% AAA/Aaa-rated by one or more of the major rating agencies.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At March 31, 2012, our entire ARS portfolio, consisting of 17 investments, was subject to failed auctions; however, from the period when the auctions began to fail through March 31, 2012, $392 million in par value of ARS was either sold or called, with the average amount we received being approximately 96% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, the investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. We believe we will have liquidity in our ARS portfolio by December 31, 2014.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the first three months of 2012 and 2011 there were no other-than-temporary impairments (“OTTI”) recognized.

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$75,339	$5,729
Equity securities	382	32
Other	1,840	-

	$77,561	$5,761

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$80,035	$8,392
Losses on sales	(2,474)	(2,631)
Impairment losses	-	-

	$77,561	$5,761

We elected to realize these gains, by selling certain securities, given the favorable market conditions experienced in 2011 and the first quarter of 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce our investments in tax exempt municipal securities and increase our investments in taxable securities. For statutory purposes investments are generally held at amortized cost, therefore the realized gains increased our statutory policyholders’ position or statutory capital in 2011 and the first quarter of 2012.

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

Assets classified as Level 3 are as follows:

●
Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 7 – “Investments.” Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at March 31, 2012 and December 31, 2011. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model for the auction rate securities is based on the following key assumptions:

●	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
●	Liquidity by December 31, 2013 through December 31, 2014;
●	Continued receipt of contractual interest; and
●	Discount rates ranging from 2.24% to 4.24%, which include a spread for liquidity risk.

A 1.00% change in the discount rate would change the value of our ARS by approximately $3.0 million. A two year change to the years to liquidity assumption would change the value of our ARS by approximately $4.5 million.

●
Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of March 31, 2012 and December 31, 2011:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2012

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$237,049	$237,049	$-	$-
Obligations of U.S. states and political subdivisions	1,658,469	-	1,562,953	95,516
Corporate debt securities	2,772,447	-	2,721,329	51,118
Residential mortgage-backed securities	457,151	-	457,151	-
Commercial mortgage-backed securities	261,936	-	261,936	-
Debt securities issued by foreign sovereign governments	146,414	146,414	-	-
Total debt securities	5,533,466	383,463	5,003,369	146,634
Equity securities	2,783	2,462	-	321
Total investments	$5,536,249	$385,925	$5,003,369	$146,955
Real estate acquired (1)	$2,340	$-	$-	$2,340

December 31, 2011

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$597,037	$597,037	$-	$-
Obligations of U.S. states and political subdivisions	2,323,471	-	2,209,245	114,226
Corporate debt securities	2,032,851	1,455	1,971,168	60,228
Residential mortgage-backed securities	445,417	-	445,417	-
Commercial mortgage-backed securities	264,934	-	264,934	-
Debt securities issued by foreign sovereign governments	157,190	147,976	9,214	-
Total debt securities	5,820,900	746,468	4,899,978	174,454
Equity securities	2,747	2,426	-	321
Total investments	$5,823,647	$748,894	$4,899,978	$174,775
Real estate acquired (1)	$1,621	$-	$-	$1,621

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during the first three months of 2012 or 2011.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2012 and 2011 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(1,950)	(381)	-	(2,331)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(316)
Included in other comprehensive income	1,869	277	-	2,146	-
Purchases	27	-	-	27	2,082
Sales	(18,656)	(9,006)	-	(27,662)	(1,047)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at March 31, 2012	$95,516	$51,118	$321	$146,955	$2,340

Amount of total losses included in earnings for the three months ended March 31, 2012 attributable to the change in unrealized losses on assets still held at March 31, 2012	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	-	7
Included in other comprehensive income	533	220	-	753	-
Purchases	-	-	-	-	1,369
Sales	(25,492)	-	-	(25,492)	(2,720)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at March 31, 2011	$270,731	$70,273	$321	$341,325	$4,876

Amount of total losses included in earnings for the three months ended March 31, 2011 attributable to the change in unrealized losses on assets still held at March 31, 2011	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.” Fair value disclosures related to our debt are included in Note 3 – “Debt.”

Note 9 – Other Comprehensive income

Our other comprehensive income for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31, 2012
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(46,926)	$16,256	$(15,248)	$(45,918)
Unrealized foreign currency translation adjustment	1,667	(584)	-	1,083

Other comprehensive income (loss)	$(45,259)	$15,672	$(15,248)	$(44,835)

	Three Months Ended
	March 31, 2011
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(25,358)	$8,916	$(9,162)	$(25,604)
Unrealized foreign currency translation adjustment	1,411	(494)	-	917

Other comprehensive income (loss)	$(23,947)	$8,422	$(9,162)	$(24,687)

See Note 11 – “Income taxes” for a discussion of the valuation allowance.

Our total accumulated other comprehensive income was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)

Unrealized gains (losses) on investments	$7,643	$53,561
Defined benefit plans	(43,642)	(43,642)
Foreign currency translation adjustment	21,288	20,205

Total accumulated other comprehensive (loss) income	$(14,711)	$30,124

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2012	2011	2012	2011
	(In thousands)

Service cost	$2,390	$2,172	$309	$254
Interest cost	4,106	4,122	292	354
Expected return on plan assets	(4,516)	(4,194)	(790)	(823)
Recognized net actuarial loss	1,478	1,217	210	187
Amortization of prior service cost	161	162	(1,554)	(1,554)

Net periodic benefit cost	$3,619	$3,479	$(1,533)	$(1,582)

We currently do not intend to make any contributions to the plans during 2012.

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

For the three months ended March 31, 2012 and 2011, our deferred tax valuation allowance was increased due to a decrease in the deferred tax liability related to $43.6 million and $26.2 million, respectively, of unrealized losses on investments that were recorded in other comprehensive income.  In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	Three Months Ended
	March 31, 2012
	2012	2011
	(In thousands)

Benefit from income taxes	$(6,062)	$(19,234)
Change in valuation allowance	7,425	21,003

Tax provision	$1,363	$1,769

The increase in the valuation allowance that was included in other comprehensive income for the three months ended March 31, 2012 and 2011 was $15.2 million and $9.2 million, respectively. The total valuation allowance as of March 31, 2012 and December 31, 2011 was $631.4 million and $608.8 million, respectively.

We have approximately $1,526 million of net operating loss carryforwards on a regular tax basis and $653 million of net operating loss carryforwards for computing the alternative minimum tax as of March 31, 2012. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2032.

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The IRS assessment related to the REMIC issue is $190.7 million in taxes and penalties. There would also be applicable interest, which may be substantial. Additional state income taxes along with any applicable interest may become due when a final resolution is reached and could also be substantial. We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. Because net operating losses that we incurred in 2009 were carried back to taxable years that were included in the settlement agreement, it was subject to review by the Joint Committee on Taxation of Congress. Following that review, the IRS indicated that it is reconsidering the terms of the settlement. We are attempting to address the IRS’ concerns, but there is a risk that we may not be able to settle the proposed adjustments with the IRS or, alternatively, that the terms of any final settlement will be more costly to us than the currently proposed settlement. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see Note 1 – “Basis of presentation -Capital.”

In March 2012, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2008 and 2009.  The adjustments that are proposed by the IRS are temporary in nature and will have no material effect on the financial statements.

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

The following table provides a reconciliation of beginning and ending loss reserves for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)

Reserve at beginning of year	$4,557,512	$5,884,171
Less reinsurance recoverable	154,607	275,290
Net reserve at beginning of year (1)	4,402,905	5,608,881

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	280,565	347,399
Prior years (2)	56,523	(36,968)
Subtotal (3)	337,088	310,431

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	280	26
Prior years	673,257	686,748
Reinsurance terminations (4)	(425)	(917)
Subtotal (5)	673,112	685,857

Net reserve at end of period (6)	4,066,881	5,233,455
Plus reinsurance recoverables	142,289	238,039

Reserve at end of period	$4,209,170	$5,471,494

(1)	At December 31, 2011 and 2010, the estimated reduction in loss reserves related to rescissions approximated $0.7 billion and $1.3 billion, respectively.
(2)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(3)	Rescissions did not have a significant impact on incurred losses in the three months ended March 31, 2012 or 2011.
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

(5)
Rescissions mitigated our paid losses by an estimated $0.1 billion in the three months ended March 31, 2012 and by an estimated $0.2 billion in the three months ended March 31, 2011, which excludes amounts that may have been applied to a deductible.

(6)	At March 31, 2012 and 2011, the estimated reduction in loss reserves related to rescissions approximated $0.6 billion and $1.1 billion, respectively.

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

In the first quarter of 2012, net losses incurred were $337 million, comprised of $281 million of current year loss development and $56 million of unfavorable prior years’ loss development. In the first quarter of 2011, net losses incurred were $310 million, comprised of $347 million of current year loss development, offset by $37 million of favorable prior years’ loss development.

Current year losses incurred decreased in the first quarter of 2012 compared to the same period in 2011 primarily due to a decrease in the number of new default notices received, net of cures, compared to the prior period.

The development of the reserves in the first quarter of 2012 and 2011 is reflected in the “Prior years” line in the table above. The $56 million increase in losses incurred in the first quarter of 2012 that was related to defaults that occurred in prior years resulted primarily from an increase in the estimated claim rate on primary defaults (approximately $50 million). The increase in the claim rate was based on a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. Recent experience has increased our estimate of the claim rate on defaults that are 12 months or more delinquent. The remaining increase in losses incurred that was related to defaults that occurred in prior years (approximately $6 million) related to pool reserves, LAE reserves and reinsurance.

The $37 million decrease in losses incurred in the first quarter of 2011 that was related to defaults that occurred in prior years resulted primarily from a slight decrease in severity on primary defaults (approximately $28 million) as well as a slight decrease in the expected claim rate on primary defaults (approximately $16 million). The decrease in the severity and claim rate was based on the resolution of approximately 22% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The offsetting increase in losses incurred related to prior years (approximately $7 million) related to pool reserves, LAE reserves and reinsurance.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. It has historically taken, prior to the last few years, on average, approximately twelve months for a default which is not cured to develop into a paid claim, therefore, most losses paid relate to default notices received in prior years. Due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums and suspensions, servicing delays, court delays, loan modifications, our fraud investigations and our claim rescissions and denials for misrepresentation, it is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims. In 2011, we experienced an increase in claims paid on default notices related to the current year due to fewer claim investigations and an increase in short sales. The “Losses paid” section of the table also includes a decrease in losses paid related to terminated reinsurance agreements as noted in footnote (4) of the table above.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at March 31, 2012 and December 31, 2011 and approximated $120 million and $114 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

The decrease in the primary default inventory experienced during 2012 and 2011 was generally across all markets and all book years. However, the percentage of loans in the inventory that have been in default for 12 or more consecutive months has increased, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months has been affected by our suspended rescissions discussed below.

Aging of the Primary Default Inventory

	March 31,		December 31,		March 31,
	2012		2011		2011

Consecutive months in default
3 months or less	22,516	14%	31,456	18%	27,744	14%
4 - 11 months	45,552	28%	46,352	26%	57,319	29%
12 months or more	92,405	58%	97,831	56%	110,822	57%

Total primary default inventory	160,473	100%	175,639	100%	195,885	100%

Primary claims received inventory included in ending default inventory	12,758	8%	12,610	7%	17,686	9%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	March 31,		December 31,		March 31,
	2012		2011		2011

3 payments or less	33,579	21%	42,804	24%	40,680	21%
4 - 11 payments	45,539	28%	47,864	27%	61,060	31%
12 payments or more	81,355	51%	84,971	49%	94,145	48%

Total primary default inventory	160,473	100%	175,639	100%	195,885	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first quarter of 2012, rescissions mitigated our paid losses by approximately $80 million (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 13% to 19% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As previously disclosed, in the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. This resulted in our having, as of December 31, 2011, a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expected would eventually result in rescissions. As discussed in Note 5 – “Litigation and contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution, including those that had been in our December 31, 2011 pipeline of pre-rescission rebuttals. As of March 31, 2012, coverage on approximately 860 loans, representing total potential claim payments of approximately $65 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have mitigated paid claims in the first quarter of 2012. In addition, as of March 31, 2012, approximately 250 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans, with suspended rescissions, are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation. At March 31, 2012, we had 160,473 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended
	March 31,
	2012	2011
	(In billions)

Estimated rescission reduction - beginning reserve	$0.7	$1.3

Estimated rescission reduction - losses incurred	-	-

Rescission reduction - paid claims	0.1	0.2
Amounts that may have been applied to a deductible	-	-
Net rescission reduction - paid claims	0.1	0.2

Estimated rescission reduction - ending reserve	$0.6	$1.1

At March 31, 2012, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2012 and December 31, 2011 the estimate of this liability totaled $49 million and $58 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since 2009 that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and contingencies.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of March 31, 2012, approximately 250 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. One GSE has approved one of our settlement agreements, with no related suspended rescissions and we believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at March 31, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at March 31, 2012. The terms of our settlement agreements vary and there can be no assurances that either GSE will approve any other settlement agreements. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

A rollforward of our primary default inventory for the three months ended March 31, 2012 and 2011 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three Months Ended
	March 31,
	2012	2011

Default inventory at beginning of period	175,639	214,724
Plus: New Notices	34,781	43,195
Less: Cures	(37,144)	(45,639)
Less: Paids (including those charged to a deductible or captive)	(11,909)	(13,466)
Less: Rescissions and denials	(894)	(2,929)
Default inventory at end of period	160,473	195,885

Pool insurance notice inventory decreased from 32,971 at December 31, 2011 to 26,601 at March 31, 2012. The pool insurance notice inventory was 40,769 at March 31, 2011.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at March 31, 2012, December 31, 2011 and March 31, 2011 appear in the table below.

	March 31,	December 31,	March 31,
	2012	2011	2011
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(903)	$(961)	$(1,170)

Established loss reserves	782	826	1,000

Net deficiency	$(121)	$(135)	$(170)

The decrease in the premium deficiency reserve for the three months ended March 31, 2012 and 2011 was $14 million and $9 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the first quarter of 2012 and 2011 is primarily related to higher estimated ultimate premiums.

	Three Months Ended March 31,
	2012		2011
	(In millions)

Premium Deficiency Reserve at beginning of period		$(135)		$(179)

Paid claims and loss adjustment expenses	$76		$75
Decrease in loss reserves	(44)		(75)
Premium earned	(28)		(33)
Effects of present valuing on future premiums, losses and expenses	-		(11)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		4		(44)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		10		53

Premium Deficiency Reserve at end of period		$(121)		$(170)

(1) A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of the prior premium deficiency reserve.

Note 14 – Shareholders’ Equity

In April 2012, we amended our Articles of Incorporation to increase our authorized common stock from 460 million shares to 680 million shares.

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

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2011.  We refer to this Discussion as the “10-K MD&A.” In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred” below. The discussion of our business in this document generally does not apply to our Australian operations which have historically been immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see our risk factor titled “Our Australian operations may suffer significant losses” and “Overview—Australia” in our 10-K MD&A.

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

●
Whether we may continue to write insurance on new residential mortgage loans due to actions our regulators or the GSEs could take upon deterioration in our capital position or based upon their projections of future deterioration in our capital position. This challenge is discussed under “Capital” below.

●
Whether we will prevail in legal proceedings challenging whether our rescissions were proper or if we enter into material resolution arrangements. For additional information about this challenge and other potentially significant challenges that we face, see “Rescissions” below as well as our risk factors titled “Our losses could increase if rescission rates decrease faster than we are projecting, we do not prevail in proceedings challenging whether our rescissions were proper or we enter into material resolution arrangements” and “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.” An adverse outcome in these matters would negatively impact our capital position. See discussion of this challenge under “Capital” below.

●
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

Capital

Insurance regulators

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At March 31, 2012, MGIC’s risk-to-capital ratio was 20.3 to 1 and its policyholder position exceeded the MPP by $197 million. We currently expect MGIC’s risk-to-capital to exceed 25 to 1 in the second half of 2012. At March 31, 2012, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 22.2 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

Under a statutory accounting principle that became effective January 1, 2012, as MGIC approaches a risk-to-capital ratio of 25 to 1, the benefit to statutory capital allowed for deferred tax assets will be eliminated. Effectively, MGIC’s risk-to-capital ratio, computed while excluding any deferred tax assets from statutory capital, must be under 25 to 1 in order to include such assets in the amount of available statutory capital. Any exclusion of these assets would negatively impact our statutory capital for purposes of calculating compliance with the Capital Requirements. At March 31, 2012, deferred tax assets of $141 million were included in MGIC’s statutory capital.

For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could result in material non-compliance with Capital Requirements, see our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “The settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007, may not be finalized.” As discussed below, in accordance with ASC 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in litigation or other dispute resolution proceedings. An accrual, if required and depending on the amount, could result in material non-compliance with Capital Requirements.

Although we currently meet the Capital Requirements of Wisconsin, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. The OCI Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the OCI Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the OCI Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, excluding MGIC Indemnity Corporation (“MIC”) and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of March 31, 2012, “Liquid Assets” were approximately $5.9 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after March 31, 2012 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “The settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007, may not be finalized.”

Previously, MGIC also applied for waivers in the other jurisdictions with Capital Requirements and received waivers from some of them. Most of those waivers expired December 31, 2011. Although we currently meet the Capital Requirements in those other jurisdictions, we have re-applied for waivers of them.  Some jurisdictions denied our previous request for a waiver and those and other jurisdictions may deny our current or future requests. The OCI and other insurance departments, in their sole discretion, may modify, terminate or extend their waivers, although any modification or extension of the Keepwell Provision requires our written consent. If the OCI or another insurance department modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business anywhere, in the case of the waiver from the OCI, or in the particular jurisdiction, in the case of the other waivers, if MGIC does not comply with the Capital Requirements. New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and the first quarter of 2012. If we were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business.

We cannot assure you that we will receive a waiver of all Capital Requirements; that the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires; or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. Depending on the circumstances, the amount of additional capital we might need could be substantial. See our risk factor titled “Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.”

We have implemented a plan to write new mortgage insurance in MIC, a direct subsidiary of MGIC, in selected jurisdictions in order to address our expectation that in the future MGIC will not meet the Capital Requirements discussed above and may not be able to obtain appropriate waivers of them. As part of this plan, and pursuant to the OCI Order, MGIC contributed $200 million to MIC in January 2012. As of March 31, 2012, MIC had statutory capital of $437 million. MIC is licensed to write business in all jurisdictions and has received the necessary approvals from Fannie Mae and Freddie Mac (the “GSEs”) and the OCI to write business in all of the jurisdictions in which we expect MGIC would be prohibited from continuing to write new business in the event of MGIC’s failure to meet Capital Requirements and obtain waivers of them. Depending on the level of losses that MGIC experiences in the future, however, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to insure loans purchased or guaranteed by Fannie Mae or Freddie Mac. If this were to occur, we would need to seek the GSEs’ approval to allow MIC to write business in those jurisdictions.

A failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even in scenarios in which it fails to meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include our anticipated rescission activity, the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”)

For more information see our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first quarter of 2012, rescissions mitigated our paid losses by approximately $80 million (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 13% to 19% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As previously disclosed, in the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. This resulted in our having, as of December 31, 2011, a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expected would eventually result in rescissions. As discussed in Note 5 – “Litigation and contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution, including those that had been in our December 31, 2011 pipeline of pre-rescission rebuttals. As of March 31, 2012, coverage on approximately 860 loans, representing total potential claim payments of approximately $65 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have mitigated paid claims in the first quarter of 2012. In addition, as of March 31, 2012, approximately 250 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans, with suspended rescissions, are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation. At March 31, 2012, we had 160,473 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended
	March 31,
	2012	2011
	(In billions)

Estimated rescission reduction - beginning reserve	$0.7	$1.3

Estimated rescission reduction - losses incurred	-	-

Rescission reduction - paid claims	0.1	0.2
Amounts that may have been applied to a deductible	-	-
Net rescission reduction - paid claims	0.1	0.2

Estimated rescission reduction - ending reserve	$0.6	$1.1

At March 31, 2012, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2012 and December 31, 2011 the estimate of this liability totaled $49 million and $58 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since 2009 that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and contingencies.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of March 31, 2012, approximately 250 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. One GSE has approved one of our settlement agreements, with no related suspended rescissions and we believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at March 31, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at March 31, 2012. The terms of our settlement agreements vary and there can be no assurances that either GSE will approve any other settlement agreements. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators requested public comments on a proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. The following table shows the percentage of our new risk written by LTV for 2011 and the first quarter of 2012.
	Percentage of new risk written
	YTD	Full Year
	March 31, 2012	2011
LTV:
80% and under	0%	0%
80.1% - 85%	7%	6%
85.1 - 90%	39%	41%
90.1 - 95%	51%	50%
95.1 - 97%	3%	3%
> 97%	0%	0%

The regulators also requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90% and higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in 2011 and 24% of our new risk written in the first quarter of 2012 was on loans that would have met the alternative QRM definition.

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

GSE Reform

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA controls and directs the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released on February 11, 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market. Members of Congress have since introduced several bills intended to scale back the GSEs. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Any changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2011 and the first quarter of 2012, nearly all of our volume was on loans with GSE standard coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

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

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010, 2011 and the first quarter of 2012, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion, $1.8 billion and $300 million, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be. For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 10,280 loans in our primary delinquent inventory at March 31, 2012 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through March 31, 2012 approximately 40,600 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2011 and the first quarter of 2012, approximately 18% and 14%, respectively, of our primary cures were the result of a modification, with HAMP accounting for approximately 70% and 78% of those modifications, respectively. By comparison, in 2010, approximately 27% of our primary cures were the result of a modification, with HAMP accounting for approximately 60% of those modifications. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time. Recent announcements by the U.S. Treasury have extended the end date of the HAMP program through 2013, expanded the eligibility criteria of HAMP and increased lenders’ incentives to modify loans through principal forgiveness. Approximately 67% of the loans in our primary delinquent inventory are guaranteed by the GSEs. The GSEs have informed us that they already use expanded criteria (beyond the HAMP guidelines) for determining eligibility for loan modification and currently do not offer principal forgiveness. Therefore, we currently expect new loan modifications will continue to only modestly mitigate our losses in 2012.

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

Factors Affecting Our Results

Our results of operations are affected by:

●	Premiums written and earned

Premiums written and earned in a year are influenced by:

●
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

●
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

●	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

●	Premiums ceded to reinsurance subsidiaries of certain mortgage lenders (“captives”) and risk sharing arrangements with the GSEs.

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

●	Investment income

Our investment portfolio is comprised almost entirely of investment grade fixed income securities. The principal factors that influence investment income are the size of the portfolio and its yield. As measured by amortized cost (which excludes changes in fair market value, such as from changes in interest rates), the size of the investment portfolio is mainly a function of cash generated from (or used in) operations, such as net premiums received, investment earnings, net claim payments and expenses, less cash provided by (or used for) non-operating activities, such as debt or stock issuances or repurchases or dividend payments. Realized gains and losses are a function of the difference between the amount received on the sale of a security and the security’s amortized cost, as well as any “other than temporary” impairments recognized in earnings.  The amount received on the sale of fixed income securities is affected by the coupon rate of the security compared to the yield of comparable securities at the time of sale.

●	Losses incurred

Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” in our 10-K MD&A, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

●
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

●	The product mix of the in force book, with loans having higher risk characteristics generally resulting in higher delinquencies and claims.

●	The size of loans insured, with higher average loan amounts tending to increase losses incurred.

●	The percentage of coverage on insured loans, with deeper average coverage tending to increase incurred losses.

●
Changes in housing values, which affect our ability to mitigate our losses through sales of properties with delinquent mortgages as well as borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance.

●
The rate at which we rescind policies. Our estimated loss reserves reflect mitigation from rescissions of policies and denials of claims. We collectively refer to such rescissions and denials as “rescissions” and variations of this term.

●
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

●	Changes in premium deficiency reserve

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

●	Underwriting and other expenses

The majority of our operating expenses are fixed, with some variability due to contract underwriting volume. Contract underwriting generates fee income included in “Other revenue.”

●	Interest expense

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at March 31, 2012 is comprised of $171 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below. At March 31, 2012, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $352.6 million, with the unamortized discount reflected in equity.

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

Summary of 2012 First Quarter Results

Our results of operations for the first quarter of 2012 were principally affected by the factors referred to below.

●	Net premiums written and earned

Net premiums written and earned during the first quarter of 2012 decreased when compared to the same period in 2011.  The decrease was due to our lower average insurance in force as well as an increase in premium refunds related to paid claims (when a claim is paid we return any premium received since the date of default), partially offset by lower levels of premium refunds related to rescissions and the continued decline of premiums ceded to captives.

●	Investment income

Investment income in the first quarter of 2012 was lower when compared to the same period in 2011 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in our average investment yield.

●	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the first quarter of 2012 included $77.6 million in net realized gains on the sale of fixed income investments, compared to $5.8 million in net gains on sales during the first quarter of 2011. There were no other-than-temporary impairments in the first quarter of 2012 or 2011. The gross unrealized gains on our investment portfolio were approximately $89 million at March 31, 2012.

●	Losses incurred

Losses incurred for the first quarter of 2012 increased compared to the same period in 2011 primarily due to a larger increase in the estimated claim rate compared to the same period last year. The estimated severity remained relatively flat in both the first quarters of 2012 and 2011. The primary default inventory decreased by 15,166 delinquencies in the first quarter of 2012, compared to a decrease of 18,839 in the first quarter of 2011.

●	Change in premium deficiency reserve

During the first quarter of 2012 the premium deficiency reserve on Wall Street bulk transactions declined by $14 million from $135 million, as of December 31, 2011, to $121 million as of March 31, 2012.  The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for the first quarter of 2012 is primarily related to higher estimated ultimate premiums. The $121 million premium deficiency reserve as of March 31, 2012 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves.

●	Underwriting and other expenses

Underwriting and other expenses for the first quarter of 2012 decreased when compared to the same period in 2011. The decrease reflects our reductions in headcount.

●	Interest expense

Interest expense for the first quarter of 2012 decreased slightly when compared to the same period in 2011. The decrease is primarily due to lower interest on our Senior Notes due to repayments and repurchases, partially offset by an increase in amortization on our junior debentures.

●	Provision for income taxes

We had a provision for income taxes of $1.4 and $1.8 million in the first quarter of 2012 and 2011, respectively. The benefit from income taxes was reduced by $7.4 million and $21.0 million due to the recognition of a valuation allowance for the three months ended March 31, 2012 and 2011, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
	2012	2011

Total Primary NIW (In billions)	$4.2	$3.0

Refinance volume as a % of primary NIW	42%	37%

The increase in new insurance written in 2012, compared to 2011, was partially due to a modest increase in the private mortgage insurance industry’s market share. Our industry continues to regain market share from the FHA but the pace of that recovery is slower than we expected given the continued differences in underwriting guidelines, loan level price adjustments by the GSEs and the secondary market benefits associated with government insured loans versus loans insured by the private sector.

As discussed in Note 1 – “Basis of presentation-Capital” to our consolidated financial statements, PMI Mortgage Insurance Company and Republic Mortgage Insurance Company ceased writing business in 2011. Based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. Most of the market share of these two former competitors has gone to other mortgage insurers and not to us because, among other reasons, some competitors have materially lower premiums than we do on single premium policies, one of these competitors also uses a risk weighted pricing model that typically results in lower premiums than we charge on certain loans and one of these competitors has effectively delegated underwriting to the GSEs. We continuously monitor the competitive landscape and make adjustments to our pricing and underwriting guidelines as warranted. In the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. In 2011 and the first quarter of 2012, loans with credit scores of 760 or higher represented approximately 55% and 54%, respectively, of our new insurance written. If the lower premium rates had been in place during 2011, our average premium rate on new business would have decreased from approximately 61 basis points to approximately 57 basis points, all other things being equal. While a decrease in premium rates on a significant portion of our new insurance written will reduce revenue, it is possible that our new insurance written will increase in the future as a result of the lower premium rates and it is unclear what the net effect of the changes will be on our future premiums.

The FHA substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers.   However, the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), may allow us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, the FHA’s share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs, increases in guarantee fees charged by the GSEs; including those that occurred in April 2012; changes to the FHA’s annual premiums that are expected to be phased in over the next two years; and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

We expect new insurance written in 2012 to increase over the $14 billion written in 2011. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 5% of the loans we insured in 2011 and fewer than 4% of the loans we insured in the first quarter of 2012. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guidelines or financial reserves slightly below our guidelines. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. As noted above and in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses,” in the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

Later this year we will begin writing a portion of our new insurance under an endorsement to our master policy that will limit our ability to rescind coverage on loans that meet the conditions in that endorsement, which is filed as Exhibit 99.7 to this quarterly report. Availability of the endorsement is subject to approval in specified jurisdictions. We expect that eventually a significant portion of our new insurance written will have rescission terms equivalent to those in this endorsement. The GSEs have advised us that loans insured under the endorsement will be eligible for sale to the GSEs.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(In billions)

NIW	$4.2	$3.0
Cancellations	(8.1)	(7.4)

Change in primary insurance in force	$(3.9)	$(4.4)

Direct primary insurance in force as of March 31,	$169.0	$186.9

Direct primary risk in force as of March 31,	$43.5	$47.9

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

Our persistency rate was 82.2% at March 31, 2012 compared to 82.9% at December 31, 2011 and 83.7% at March 31, 2011. These persistency rates reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of March 31, 2012, included approximately 75,400 loans with insurance in force of approximately $11.8 billion and risk in force of approximately $3.6 billion, which is approximately 67% of our bulk risk in force.

In bulk transactions, the individual loans in the insured portfolio are generally insured to specified levels of coverage. Some of our bulk transactions (approximately 15% of our bulk risk in force) contain aggregate loss limits on the insured portfolio. If claim payments associated with a specific bulk portfolio reach the aggregate loss limit, the remaining insurance in force within the deal may be cancelled and any remaining defaults under the deal are removed from our default inventory.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $1.7 billion ($0.6 billion on pool policies with aggregate loss limits and $1.1 billion on pool policies without aggregate loss limits) at March 31, 2012 compared to $1.9 billion ($0.7 billion on pool policies with aggregate loss limits and $1.2 billion on pool policies without aggregate loss limits) at December 31, 2011. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under certain pool insurance policies insuring Freddie Mac that share a single aggregate loss limit. We believe the initial aggregate loss limit for a particular pool of loans insured under a policy decreases to correspond to the termination of coverage for that pool under that policy while Freddie Mac believes the initial aggregate loss limit remains in effect until the last of the policies that provided coverage for any of the pools terminates. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation than under our interpretation. We account for losses under our interpretation although it is reasonably possible that were the matter to be decided by a third party our interpretation would not prevail. The differing interpretations had no effect on our results until the second quarter of 2011. For 2011 and the first quarter of 2012, our incurred losses would have been $192 million and $49 million higher, respectively, had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted. See our risk factor titled, “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters. We have discussed the disagreement with Freddie Mac in an effort to resolve it and expect to have future discussions with them. A specimen of the policies at issue is filed as Exhibit 99.6 to our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 29, 2012.

Net premiums written and earned

Net premiums written and earned during the first quarter of 2012 decreased when compared to the same period in 2011.  The decrease was due to our lower average insurance in force as well as an increase in premium refunds related to paid claims, partially offset by lower levels of premium refunds related to rescissions and the continued decline of premiums ceded to captives.

We expect our average insurance in force to continue to decline in 2012 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) for the remainder of 2012 to continue at approximately the level experienced during the first quarter of 2012.

Risk sharing arrangements

For the quarter ended March 31, 2012, approximately 5% of our flow new insurance written was subject to arrangements with captives which was comparable to the year ended December 31, 2011. We expect the percentage of new insurance written subject to risk sharing arrangements to also approximate 5% for the remainder of 2012.

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

We anticipate that our ceded premiums related to risk sharing agreements will continue to decline in the remainder of 2012 for the reasons discussed above.

See discussion under “-Losses—Losses incurred” regarding losses assumed by captives.

Investment income

Investment income in the first quarter of 2012 was lower when compared to the first quarter of 2011 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in the average investment yield. The average maturity of our investments has continued to decrease, as discussed under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.4% at March 31, 2012 compared to 2.8% at December 31, 2011 and 3.2% at March 31, 2011.

We continue to expect a decline in investment income throughout 2012, compared to 2011, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Realized gains and other-than-temporary impairments

Net realized investment gains for the first quarter of 2012 included $77.6 million in net realized gains on the sale of fixed income investments. As we did in the later part of 2011, we elected to realize these gains, by selling certain securities, given the favorable market conditions experienced in 2011 and the first quarter of 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce our investments in tax exempt municipal securities and increase our investments in taxable securities. For statutory purposes investments are generally held at amortized cost, therefore the realized gains increased our statutory policyholders’ position or statutory capital. The gross unrealized gains on our investment portfolio were approximately $89 million at March 31, 2012.

Other revenue

Other revenue for the first quarter of 2012 was flat when compared to the first quarter of 2011.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance, and mitigation from rescissions being materially less than assumed. Our estimates are also affected by any agreements we enter into regarding claim payments, such as the settlement agreements discussed below under “Losses incurred.” Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

In addition, our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates could materially affect our losses. See our risk factor titled “Our losses could increase if rescission rates decrease faster than we are projecting, we do not prevail in proceedings challenging whether our rescissions were proper or we enter into material resolution arrangements.”

Our estimates could also be positively affected by efforts to assist current borrowers in refinancing to new loans, assisting delinquent borrowers in reducing their mortgage payments, and forestalling foreclosures.  If these benefits occur, we anticipate they will do so under non-HAMP programs. See discussion of HAMP under “Overview – Loan Modification and Other Similar Programs.”

Losses incurred

In the first quarter of 2012, net losses incurred were $337 million, comprised of $281 million of current year loss development and $56 million of unfavorable prior years’ loss development. In the first quarter of 2011, net losses incurred were $310 million, comprised of $347 million of current year loss development, offset by $37 million of favorable prior years’ loss development. See Note 12 – “Loss reserves” to our consolidated financial statements.

Losses incurred on default notices received in the current year decreased in the first quarter of 2012 compared to the same period in 2011 primarily due to a decrease in the number of new default notices received, net of cures, compared to the prior period.

The amount of losses incurred relating to default notices received in prior years represents the actual claim rate and severity associated with those default notices resolved in the current year to the extent it differs from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the claim rate and severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure. The $56 million increase in losses incurred in the first quarter of 2012 that was related to defaults that occurred in prior years resulted primarily from an increase in the estimated claim rate on primary defaults (approximately $50 million). The increase in the claim rate was based on a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. Recent experience has increased our estimate of the claim rate on defaults that are 12 months or more delinquent. The remaining increase in losses incurred that was related to defaults that occurred in prior years (approximately $6 million) related to pool reserves, LAE reserves and reinsurance.

The $37 million decrease in losses incurred in the first quarter of 2011 that was related to defaults that occurred in prior years resulted primarily from a slight decrease in severity on primary defaults (approximately $28 million) as well as a slight decrease in the expected claim rate on primary defaults (approximately $16 million). The decrease in the severity and claim rate was based on the resolution of approximately 22% of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. The offsetting increase in losses incurred related to prior years (approximately $7 million) related to pool reserves, LAE reserves and reinsurance.

The decrease in the primary default inventory experienced during 2012 and 2011 was generally across all markets and all book years. However the percentage of loans in the inventory that have been in default for 12 or more consecutive months has increased, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months has been affected by our suspended rescissions discussed below.

Aging of the Primary Default Inventory

	March 31,		December 31,		March 31,
	2012		2011		2011

Consecutive months in default
3 months or less	22,516	14%	31,456	18%	27,744	14%
4 - 11 months	45,552	28%	46,352	26%	57,319	29%
12 months or more	92,405	58%	97,831	56%	110,822	57%

Total primary default inventory	160,473	100%	175,639	100%	195,885	100%

Primary claims received inventory included in ending default inventory	12,758	8%	12,610	7%	17,686	9%

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	March 31,		December 31,		March 31,
	2012		2011		2011

3 payments or less	33,579	21%	42,804	24%	40,680	21%
4 - 11 payments	45,539	28%	47,864	27%	61,060	31%
12 payments or more	81,355	51%	84,971	49%	94,145	48%

Total primary default inventory	160,473	100%	175,639	100%	195,885	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first quarter of 2012, rescissions mitigated our paid losses by approximately $80 million (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 13% to 19% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As previously disclosed, in the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. This resulted in our having, as of December 31, 2011, a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expected would eventually result in rescissions. As discussed in Note 5 – “Litigation and contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution, including those that had been in our December 31, 2011 pipeline of pre-rescission rebuttals. As of March 31, 2012, coverage on approximately 860 loans, representing total potential claim payments of approximately $65 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have mitigated paid claims in the first quarter of 2012. In addition, as of March 31, 2012, approximately 250 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans, with suspended rescissions, are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation. At March 31, 2012, we had 160,473 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended
	March 31,
	2012	2011
	(In billions)

Estimated rescission reduction - beginning reserve	$0.7	$1.3

Estimated rescission reduction - losses incurred	-	-

Rescission reduction - paid claims	0.1	0.2
Amounts that may have been applied to a deductible	-	-
Net rescission reduction - paid claims	0.1	0.2

Estimated rescission reduction - ending reserve	$0.6	$1.1

At March 31, 2012, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2012 and December 31, 2011 the estimate of this liability totaled $49 million and $58 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since 2009 that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and contingencies.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of March 31, 2012, approximately 250 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. One GSE has approved one of our settlement agreements, with no related suspended rescissions and we believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at March 31, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at March 31, 2012. The terms of our settlement agreements vary and there can be no assurances that either GSE will approve any other settlement agreements. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of March 31, 2012
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q2 2010	19.7%	100.0%
Q3 2010	18.6%	99.8%
Q4 2010	16.9%	99.5%
Q1 2011	13.4%	98.3%
Q2 2011	10.1%	96.8%
Q3 2011	7.1%	94.0%

(1) This percentage is claims received, during the quarter shown, that have been rescinded as of our most recently completed quarter divided by the total claims received during the quarter shown. In certain cases we rescind coverage before a claim is received. Such rescissions, which have not been material, are not included in the statistics in this table.
(2) This percentage is claims received, during the quarter shown, that have been resolved as of our most recently completed quarter divided by the total claims received during the quarter shown. Claims resolved principally consist of claims paid plus claims for which we have informed the insured of our decision not to pay the claim. Although our decision to not pay a claim is made after we have given the insured an opportunity to dispute the facts underlying our decision to not pay the claim, these decisions are sometimes reversed after further discussion with the insured. The number of rescission reversals has been immaterial, but could increase materially if we enter into material resolution agreements.

Note: In the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. This resulted in our having, as of December 31, 2011, a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expected would eventually result in rescissions. As noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution, including those that had been in our December 31, 2011 pipeline of pre-rescission rebuttals. We have also voluntarily suspended rescissions of coverage related to loans that we believe could be included in other potential resolution arrangements. As of March 31, 2012, coverage on approximately 1,110 loans, representing total potential claim payments of approximately $81 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

We anticipate that the ever-to-date rescission rate on the more recent quarters will increase as the ever-to-date resolution percentage moves closer to 100%.

As discussed under “–Risk sharing arrangements,” approximately 5% of our flow new insurance written is subject to reinsurance arrangements with lender captives. Captive agreements are written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $133 million at March 31, 2012 which was supported by $346 million of trust assets, while at December 31, 2011 the reinsurance recoverable on loss reserves related to captives was $142 million which was supported by $359 million of trust assets. As of March 31, 2012 and December 31, 2011 there was an additional $25 million and $27 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. For additional discussion regarding our captive arrangements see “Losses—Losses incurred” in our 10-K MD&A.

In the first quarter of 2012 the captive arrangements reduced our losses incurred by approximately $15 million compared to a $14 million in the first quarter of 2011.

A rollforward of our primary default inventory for the three months ended March 31, 2012 and 2011 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three Months Ended
	March 31,
	2012	2011

Default inventory at beginning of period	175,639	214,724
Plus: New Notices	34,781	43,195
Less: Cures	(37,144)	(45,639)
Less: Paids (including those charged to a deductible or captive)	(11,909)	(13,466)
Less: Rescissions and denials	(894)	(2,929)
Default inventory at end of period	160,473	195,885

Information about the composition of the primary default inventory at March 31, 2012, December 31, 2011 and March 31, 2011 appears in the table below.

	March 31,	December 31,	March 31,
	2012	2011	2011

Total loans delinquent (1)	160,473	175,639	195,885
Percentage of loans delinquent (default rate)	15.09%	16.11%	16.35%

Prime loans delinquent (2)	102,884	112,403	123,046
Percentage of prime loans delinquent (default rate)	11.42%	12.20%	12.24%

A-minus loans delinquent (2)	23,002	25,989	28,073
Percent of A-minus loans delinquent (default rate)	32.28%	35.10%	33.80%

Subprime credit loans delinquent (2)	8,434	9,326	10,053
Percentage of subprime credit loans delinquent (default rate)	40.88%	43.60%	42.51%

Reduced documentation loans delinquent (3)	26,153	27,921	34,713
Percentage of reduced documentation loans delinquent (default rate)	37.04%	37.96%	40.37%

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
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 9,673 defaults with a risk of $484.5 million as of March 31, 2012.
(1) At March 31, 2012, December 31, 2011 and March 31, 2011 28,225, 30,250 and 33,421 loans in the default inventory, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at March 31, 2012, December 31, 2011 and March 31, 2011 appear in the table below.

Gross Reserves	March 31,	December 31,	March 31,
	2012	2011	2011

Primary:
Direct loss reserves (in millions)	$3,985	$4,249	$4,766
Ending default inventory	160,473	175,639	195,885
Average direct reserve per default	$24,835	$24,193	$24,331

Primary claims received inventory included in ending default inventory	12,758	12,610	17,686

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$197	$278	$667
Without aggregate loss limits	19	21	30
Total pool direct loss reserves	$216	$299	$697

Ending default inventory:
With aggregate loss limits (2)	25,167	31,483	39,213
Without aggregate loss limits	1,434	1,488	1,556
Total pool ending default inventory	26,601	32,971	40,769

Pool claims received inventory included in ending default inventory	893	1,398	2,615

Other gross reserves (in millions)	$8	$10	$8

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See “Pool insurance” above for a discussion of our interpretation of the appropriate aggregate loss on a pool policy we have with Freddie Mac. At March 31, 2012 our loss reserves under this policy have been limited under our interpretation of the aggregate. The default inventory includes all items in default under this policy.

The primary default inventory and primary loss reserves by region at March 31, 2012, December 31, 2011 and March 31, 2011 appears in the table below.

Losses by Region

Primary Default Inventory
	March 31,	December 31,	March 31,
Region	2012	2011	2011
Great Lakes	19,535	22,158	24,595
Mid-Atlantic	7,412	8,058	8,901
New England	6,532	6,913	7,356
North Central	19,040	20,860	22,348
Northeast	17,450	18,385	17,822
Pacific	16,875	18,381	23,336
Plains	4,752	5,462	6,235
South Central	18,359	21,035	25,419
Southeast	50,518	54,387	59,873
Total	160,473	175,639	195,885

Primary Loss Reserves
(In millions)
	March 31,	December 31,	March 31,
Region	2012	2011	2011
Great Lakes	$314	$348	$388
Mid-Atlantic	191	205	213
New England	153	149	145
North Central	441	454	456
Northeast	301	325	330
Pacific	696	750	847
Plains	80	84	96
South Central	382	413	508
Southeast	1,151	1,198	1,295
Total before IBNR and LAE	$3,709	$3,926	$4,278
IBNR and LAE	276	323	488
Total	$3,985	$4,249	$4,766

Regions contain the states as follows:
Great Lakes: IN, KY, MI, OH
Mid-Atlantic: DC, DE, MD, VA, WV
New England: CT, MA, ME, NH, RI, VT
North Central: IL, MN, MO, WI
Northeast: NJ, NY, PA
Pacific: CA, HI, NV, OR, WA
Plains: IA, ID, KS, MT, ND, NE, SD, WY
South Central: AK, AZ, CO, LA, NM, OK, TX, UT
Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at March 31, 2012, December 31, 2011 and March 31, 2011 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	March 31,	December 31,	March 31,
	2012	2011	2011
Flow	$2,687	$2,820	$3,047
Bulk	1,022	1,106	1,231
Total primary reserves	$3,709	$3,926	$4,278

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2012 paid claims) for the three months ended March 31, 2012 and 2011 appears in the table below.

Primary average claim paid
	Three Months Ended
	March 31,
	2012	2011
California	$86,548	$80,609
Florida	56,754	57,540
Arizona	55,611	55,696
Illinois	47,335	47,887
Michigan	33,227	33,750
All other states	44,058	43,502

All states	$48,900	$47,921

The primary average loan size of our insurance in force at March 31, 2012, December 31, 2011 and March 31, 2011 appears in the table below.

Primary average loan size	March 31,	December 31,	March 31,
	2012	2011	2011
Total insurance in force	$158,890	$158,590	$156,010
Prime (FICO 620 & >)	159,290	158,870	155,550
A-Minus (FICO 575-619)	130,370	130,700	129,970
Subprime (FICO < 575)	120,980	121,130	117,090
Reduced doc (All FICOs)(1)	193,540	194,060	197,270

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at March 31, 2012, December 31, 2011 and March 31, 2011 for the top 5 states (based on 2012 paid claims) appears in the table below.

Primary average loan size	March 31,	December 31,	March 31,
	2012	2011	2011
California	$283,211	$284,034	$282,745
Florida	173,942	174,439	173,888
Arizona	182,242	182,705	184,116
Illinois	154,192	154,084	151,621
Michigan	124,026	123,709	121,461
All other states	152,734	152,372	149,435

Information about net paid claims during the three months ended March 31, 2012 and 2011 appears in the table below.

Net paid claims (In millions)
	Three Months Ended
	March 31,
	2012	2011
Prime (FICO 620 & >)	$408	$451
A-Minus (FICO 575-619)	64	76
Subprime (FICO < 575)	18	19
Reduced doc (All FICOs)(1)	93	100
Pool	99	72
Other	2	1
Direct losses paid	684	719
Reinsurance	(24)	(48)
Net losses paid	660	671
Net LAE paid	13	16
Net losses and LAE paid before terminations	673	687
Reinsurance terminations	-	(1)
Net losses and LAE paid	$673	$686

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

Primary claims paid for the top 15 states (based on 2012 paid claims) and all other states for the three months ended March 31, 2012 and 2011 appears in the table below.

Paid Claims by state (In millions)
	Three Months Ended
	March 31,
	2012	2011

California	$86	$80
Florida	71	84
Arizona	34	46
Illinois	32	26
Michigan	29	35
Georgia	29	37
Nevada	28	31
Washington	19	16
Texas	19	32
Ohio	17	23
Minnesota	16	13
Virginia	14	18
North Carolina	12	13
Wisconsin	12	9
Oregon	12	10
All other states	153	173
	$583	$646
Other (Pool, LAE, Reinsurance)	90	40
Net losses and LAE paid	$673	$686

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

The primary default inventory for the top 15 states (based on 2012 paid claims) at March 31, 2012, December 31, 2011 and March 31, 2011 appears in the table below.

Primary default inventory by state

	March 31,	December 31,	March 31,
	2012	2011	2011
California	8,624	9,542	12,712
Florida	26,240	27,533	30,883
Arizona	3,331	3,809	6,006
Illinois	10,658	11,420	11,748
Michigan	6,222	7,269	9,015
Georgia	5,920	6,744	7,929
Nevada	2,688	3,001	4,268
Washington	3,321	3,467	3,735
Texas	7,690	8,961	9,870
Ohio	7,557	8,357	8,779
Minnesota	2,493	2,778	3,346
Virginia	2,375	2,647	3,177
North Carolina	4,478	4,929	5,093
Wisconsin	3,552	3,945	4,233
Oregon	1,613	1,737	1,858
All other states	63,711	69,500	73,233
	160,473	175,639	195,885

The primary default inventory at March 31, 2012, December 31, 2011 and March 31, 2011 separated between our flow and bulk business appears in the table below.

Primary default inventory
	March 31,	December 31,	March 31,
	2012	2011	2011
Flow	121,959	134,101	147,267
Bulk	38,514	41,538	48,618
	160,473	175,639	195,885

The flow default inventory by policy year at March 31, 2012, December 31, 2011 and March 31, 2011 appears in the table below.

Flow default inventory by policy year

	March 31,	December 31,	March 31,
Policy year:	2012	2011	2011
2002 and prior	10,755	12,006	13,343
2003	6,646	7,403	8,121
2004	9,178	10,116	10,917
2005	14,385	15,594	17,092
2006	20,841	23,078	25,624
2007	45,844	50,664	56,577
2008	13,233	14,247	14,984
2009	843	800	572
2010	199	168	37
2011	35	25	-
	121,959	134,101	147,267

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at March 31, 2012 and December 31, 2011 and approximated $120 million and $114 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

As of March 31, 2012, 24% of our primary insurance in force was written subsequent to December 31, 2008, 39% of our primary insurance in force was written subsequent to December 31, 2007, and 64% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

During the first quarter of 2012, the premium deficiency reserve on Wall Street bulk transactions declined by $14 million from $135 million, as of December 31, 2011, to $121 million as of March 31, 2012. The $121 million premium deficiency reserve as of March 31, 2012 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at March 31, 2012 was 2.0%.  During the first quarter of 2011, the premium deficiency reserve on Wall Street bulk transactions declined by $9 million from $179 million, as of December, 2010, to $170 million as of March 31, 2011.

The components of the premium deficiency reserve at March 31, 2012, December 31, 2011 and March 31, 2011 appear in the table below.

	March 31,	December 31,	March 31,
	2012	2011	2011
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(903)	$(961)	$(1,170)

Established loss reserves	782	826	1,000

Net deficiency	$(121)	$(135)	$(170)

The decrease in the premium deficiency reserve for the three months ended March 31, 2012 and 2011 was $14 million and $9 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the first quarter of 2012 and 2011 is primarily related to higher estimated ultimate premiums.

	Three Months Ended March 31,
	2012		2011
	(In millions)

Premium Deficiency Reserve at beginning of period		$(135)		$(179)

Paid claims and loss adjustment expenses	$76		$75
Decrease in loss reserves	(44)		(75)
Premium earned	(28)		(33)
Effects of present valuing on future premiums, losses and expenses	-		(11)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		4		(44)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		10		53

Premium Deficiency Reserve at end of period		$(121)		$(170)

(1)  A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of the prior premium deficiency reserve.

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of March 31, 2012, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

Underwriting and other expenses

 Underwriting and other expenses for the first quarter of 2012 decreased compared to the same period in 2011. The decrease reflects our reductions in headcount.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011

Loss ratio	128.5%	107.6%
Underwriting expense ratio	16.7%	16.2%
Combined ratio	145.2%	123.8%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in the first quarter of 2012, compared to the same period in 2011, was due to an increase in losses incurred, as well as a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the expense ratio in the first quarter of 2012, compared to the same period in 2011, was due to a decrease in premiums written, partially offset by a decrease in underwriting expenses. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the first quarter of 2012 decreased slightly when compared to the same period in 2011. The decrease is primarily due to lower interest on our Senior Notes due to repayments and repurchases, partially offset by an increase in amortization on our junior debentures.

Income taxes

The effective tax rate provision on our pre-tax loss was 7.5% and 5.5% in the first quarter of 2012 and 2011, respectively.  During those periods, the benefit from income taxes was reduced by the recognition of a valuation allowance.

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

For the three months ended March 31, 2012 and 2011, our deferred tax valuation allowance was increased due to a decrease in the deferred tax liability related to $43.6 million and $26.2 million, respectively, of unrealized losses on investments that were recorded to other comprehensive income.  In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	Three Months Ended
	March 31, 2012
	2012	2011
	(In thousands)

Benefit from income taxes	$(6,062)	$(19,234)
Change in valuation allowance	7,425	21,003

Tax provision	$1,363	$1,769

The increase in the valuation allowance that was included in other comprehensive income for the three months ended March 31, 2012 and 2011 was $15.2 million and $9.2 million, respectively. The total valuation allowance as of March 31, 2012 and December 31, 2011 was $631.4 million and $608.8 million, respectively.

We have approximately $1,526 million of net operating loss carryforwards on a regular tax basis and $653 million of net operating loss carryforwards for computing the alternative minimum tax as of March 31, 2012. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2032.

Financial Condition

At March 31, 2012 the total fair value of our investment portfolio was $5.5 billion. In addition, at March 31, 2012 our total assets included approximately $0.9 billion of cash and cash equivalents as shown on our consolidated balance sheet. At March 31, 2012, based on fair value, less than 1% of our fixed income securities were below investment grade securities. The percentage of investments rated BBB may continue to increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. Our fixed income securities are readily marketable, other than our auction rate securities discussed below, and concentrated in maturities of less than 15 years. The composition of ratings at March 31, 2012, December 31, 2011 and March 31, 2011 are shown in the table below.

Investment Portfolio Ratings

	March 31,	December 31,	March 31,
	2012	2011	2011
AAA	32%	37%	57%
AA	25%	26%	15%
A	30%	27%	23%
BBB	13%	10%	5%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

Approximately 7% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment.  At March 31, 2012, there are no fixed income securities that are relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At March 31, 2012, the modified duration of our fixed income investment portfolio was 3.0 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.0% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

We held $142 million in auction rate securities (“ARS”) backed by student loans at March 31, 2012. ARS are intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process has historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education. At March 31, 2012, approximately 88% of our ARS portfolio was rated AAA/Aaa by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At March 31, 2012, our entire ARS portfolio, consisting of 17 investments, was subject to failed auctions; however, from the period when the auctions began to fail through March 31, 2012, $392 million in par value of ARS was either sold or called, with the average amount we received being approximately 96% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

At March 31, 2012, we had outstanding $171 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $141 million. At March 31, 2012, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $273 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at March 31, 2012 are reflected as a liability on our consolidated balance sheet at the current amortized value of $353 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $227 million at March 31, 2012.

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

In March 2012, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2008 and 2009.  The adjustments that are proposed by the IRS are temporary in nature and would have no material effect on the consolidated financial statements.

The total amount of unrecognized tax benefits as of March 31, 2012 is $110.3 million.  The total amount of the unrecognized tax benefits that would affect our effective tax rate is $97.7 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $26.9 million for the payment of interest as of March 31, 2012. Although the IRS is reconsidering the terms of our settlement agreement with them, as discussed above, if approved our total amount of unrecognized tax benefits would be reduced by $104.1 million during 2012, while after taking into account prior payments and the effect of available net operating loss carrybacks, any net cash outflows would approximate $23 million.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2012, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $45.2 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through March 31, 2012, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into the first quarter of 2012. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

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

Since 2009, our claim payments have exceeded our premiums received. We expect that this trend will continue. Due to the uncertainty regarding how factors such as foreclosure moratoriums, servicing and court delays, failures by servicers to follow proper procedures in foreclosure proceedings, loan modifications and claims investigations and rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. When we experience cash shortfalls, we can fund them through sales of short-term investments and other investment portfolio securities, subject to insurance regulatory requirements regarding the payment of dividends to the extent funds were required by an entity other than the seller. In addition, we align the maturities of our investment portfolio with our estimate of future obligations. A significant portion of our investment portfolio securities are held by our insurance subsidiaries. As long as the trends discussed above continue, we expect to experience significant declines in our investment portfolio.

Debt at Our Holding Company and Holding Company Capital Resources

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2012, MGIC cannot pay any dividends to our holding company without approval from the OCI. In connection with the approval of MIC as an eligible mortgage insurer, Freddie Mac and Fannie Mae have imposed dividend restrictions on MGIC and MIC through December 31, 2012 and 2013, respectively.

At March 31, 2012, we had $490 million in cash and investments at our holding company.

As of March 31, 2012, our holding company’s debt obligations were $906 million in par value consisting of:

•	$171 million in par value of Senior Notes due in November 2015, with an annual interest cost of $9 million;

•	$345 million in par value of Convertible Senior Notes due in 2017, with an annual interest cost of $17 million; and

•	$390 million in par value of Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million

See Note 3 – “Debt” to our consolidated financial statements for additional information about this indebtedness, including restrictive covenants in our Senior Notes and our right to defer interest on our Convertible Junior Debentures.

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

MGIC’s separate company risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2012	2011
	(In millions, except ratio)

Risk in force - net (1)	$31,569	$31,769

Statutory policyholders' surplus	$1,555	$1,569
Statutory contingency reserve	-	-

Statutory policyholders' position	$1,555	$1,569

Risk-to-capital	20.3:1	20.3:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2012	2011
	(In millions, except ratio)

Risk in force - net (1)	$36,513	$36,805

Statutory policyholders' surplus	$1,642	$1,657
Statutory contingency reserve	4	4

Statutory policyholders' position	$1,646	$1,661

Risk-to-capital	22.2:1	22.2:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($7.7 billion at March 31, 2012 and $8.6 billion at December 31, 2011) and for which loss reserves have been established.

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

Contractual Obligations

At March 31, 2012, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,842	$61	$123	$285	$2,373
Operating lease obligations	9	4	4	1	-
Tax obligations	17	17	-	-	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement benefit plans	177	11	28	32	106
Other long-term liabilities	4,209	2,105	1,684	421	-

Total	$7,255	$2,199	$1,839	$739	$2,479

Our long-term debt obligations at March 31, 2012 include, $171 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 11 – “Income taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2012, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2012, the modified duration of our fixed income investment portfolio was 3.0 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.0% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On or about December 9, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. Since then, as of April 19, 2012, the following six similar cases have been filed naming various mortgage lenders and mortgage insurers (including MGIC) as defendants. One of the six cases has been voluntarily dismissed.

Date Filed	Court	Dismissed
12/31/2011	U.S. District Court for the Eastern District of PA	No
02/27/2012	U.S. District Court for the Eastern District of CA	Yes
03/12/2012	U.S. District Court for the Eastern District of CA	No
04/05/2012	U.S. District Court for the Western District of PA	No
04/05/2012	U.S. District Court for the Eastern District of CA	No
04/19/2012	U.S. District Court for the Southern District of NY	No

The complaints in all seven cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In June 2009, Fulton County Employees’ Retirement System, as lead plaintiff, filed a consolidated class action complaint against us in the United States District Court for the Eastern District of Wisconsin. Our motion to dismiss the complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. The amended complaint alleged that we and two of our officers named in the amended complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity, and by failing to properly account for our investment in C-BASS. In December 2010, the plaintiffs’ motion to file an amended complaint was denied and the complaint was dismissed with prejudice. In January 2011, the plaintiffs appealed the February 2010 and December 2010 decisions to the United States Court of Appeals for the Seventh Circuit. On April 12, 2012, the Appeals Court affirmed the dismissals by the District Court. The plaintiffs are entitled to seek review of the Appeals Court decision by the U.S. Supreme Court. In June 2011, the plaintiffs filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. We are opposing this motion and the matter is awaiting decision by the District Court. We are unable to predict the ultimate outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

The arbitration hearing in our Countrywide proceedings has been scheduled to begin in March 2013. While we do not consider the entry into mediation to be a material development, we nevertheless report that we are in mediation in an effort to resolve our dispute with Countrywide, although we cannot predict whether the mediation will result in a resolution.

Item 1 A.	Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

Our losses could increase if rescission rates decrease faster than we are projecting, we do not prevail in proceedings challenging whether our rescissions were proper or we enter into material resolution arrangements.

Historically, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first quarter of 2012, rescissions mitigated our paid losses by approximately $80 million (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 13% to 19% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As previously disclosed, in the second half of 2011, Countrywide materially increased the percentage of loans for which it is rebutting the assertions that we make prior to rescinding a loan. When we receive a rebuttal prior to a rescission, we do not rescind coverage until after we respond to the rebuttal. This resulted in our having, as of December 31, 2011, a substantial pipeline of pre-rescission rebuttals that, based on our historical experience with such rebuttals, we expected would eventually result in rescissions. As noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution, including those that had been in our December 31, 2011 pipeline of pre-rescission rebuttals. As of March 31, 2012, coverage on approximately 860 loans, representing total potential claim payments of approximately $65 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have mitigated paid claims in the first quarter of 2012. In addition, as of March 31, 2012, approximately 250 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans, with suspended rescissions, are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we expect to pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. A variance between ultimate actual rescission and reversal rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. See “— Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.” We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011 and the first quarter of 2012, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. At March 31, 2012, we had 160,473 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since 2009 that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of March 31, 2012, approximately 250 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. One GSE has approved one of our settlement agreements, with no related suspended rescissions and we believe that it is probable (within the meaning of ASC 450-20) that this agreement will be approved by the other GSE. As a result, we considered the terms of the agreement when establishing our loss reserves at March 31, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at March 31, 2012. The terms of our settlement agreements vary and there can be no assurances that either GSE will approve any other settlement agreements. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On or about December 9, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. Since then, as of April 19, 2012, six similar cases have been filed naming various mortgage lenders and mortgage insurers (including MGIC) as defendants. One of those six cases has been voluntarily dismissed. The complaints in all seven cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

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

In addition, beginning in June 2008, and as recently as December 2011, we received various subpoenas from the U.S. Department of Housing and Urban Development (“HUD”), seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

In July 2011, the U.S. Department of Justice (“DOJ”) filed a civil complaint against MGIC and two of its employees in the U.S. District Court for the Western District of Pennsylvania. The complaint sought redress for alleged housing discrimination. On April 30, 2012, the parties agreed to the terms of a Consent Order under which, among other things, MGIC, while denying any claim of unlawful discrimination, agreed to pay (i) $511,250 into a settlement fund for possible payments to 70 individuals covered by the settlement (including the individual loan applicant on whose behalf the DOJ filed its complaint), and (ii) $38,750 as a separate civil penalty.

In October 2010, a separate purported class action lawsuit was filed against MGIC by the same loan applicant in the same District Court in which the above-referenced DOJ complaint was filed. In this separate lawsuit, the loan applicant alleged that MGIC discriminated against her and certain proposed class members on the basis of sex and familial status when MGIC underwrote their loans for mortgage insurance. In May 2011, the District Court granted MGIC’s motion to dismiss with respect to all claims except certain Fair Housing Act claims. On April 30, 2012, the parties submitted to the District Court a Memorandum of Understanding containing the terms and conditions of a proposed settlement of the lawsuit. Under the Memorandum of Understanding, MGIC would create a settlement fund of $500,000 (in addition to the settlement fund created in the DOJ lawsuit referenced above) to pay claims of certain members of the proposed class, would pay the class representative an incentive fee of $7,500, and would pay an as yet undetermined amount of attorneys' fees to class counsel.  Any monies remaining in the settlement fund following the complete administration of the claims process in the case would be returned to MGIC. The Memorandum of Understanding is intended to guide the parties’ subsequent good faith settlement negotiations, but is not binding on the parties. In addition, any definitive settlement agreement reached by the parties would require final approval by the District Court. Based on the facts known at this time, we do not foresee the ultimate resolution of this case having a material adverse effect on us.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) in June 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaints’ allegations regarding C-BASS. Our motion to dismiss the Complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. In December 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice. In January 2011, the plaintiffs appealed the February 2010 and December 2010 decisions to the United States Court of Appeals for the Seventh Circuit; during oral argument before the Appeals Court regarding the case on January 12, 2012, the plaintiffs confirmed the appeal was limited to issues regarding C-BASS. On April 12, 2012, the Appeals Court affirmed the dismissals by the District Court. The plaintiffs are entitled to seek review of the Appeals Court decision by the U.S. Supreme Court. In June 2011, the plaintiffs filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. We are opposing this motion and the matter is awaiting decision by the District Court. We are unable to predict the ultimate outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

In the arbitration proceeding, we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. From January 1, 2008 through March 31, 2012, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $435 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72,300. Various materials exchanged by MGIC and Countrywide in 2011 bring into the dispute loans we did not consider before then to be Countrywide-related and loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts under coverage it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage. While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans has been scheduled to begin in March 2013.

We are in mediation in an effort to resolve our dispute with Countrywide, although we cannot predict whether the mediation will result in a resolution. If it does, a resolution with Countrywide will be subject to various conditions before it becomes effective. In connection with our mediation with Countrywide, we have voluntarily suspended rescissions related to loans that we believe could be covered by a potential resolution. As of March 31, 2012, coverage on approximately 860 loans, representing total potential claim payments of approximately $65 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. If we are able to reach a resolution with Countrywide, under ASC 450-20, we would record the effects of the resolution in our accounts when we determine that it is probable the resolution will become effective and the financial effect on us can be reasonably estimated. We expect that if these conditions to recording would be met, the financial statement effect on us would involve the recognition of additional loss, which would negatively impact our capital.

If we are not able to reach a resolution with Countrywide, we intend to defend MGIC against any further proceedings arising from Countrywide’s complaint and to advocate MGIC’s position in the arbitration, vigorously. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding. An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital. In this regard, see “— Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

At March 31, 2012, 34,825 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory). As noted above, we have suspended Countrywide rescissions of coverage on loans that we believe could be included in a potential resolution with Countrywide. Although these loans are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. We expect a significant portion of the Countrywide loans in our delinquency inventory will cure their delinquency or their coverage will be rescinded and will not involve paid claims. From January 1, 2008 through March 31, 2012, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or the coverage is rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 80% were paid and coverage on the remaining 20% were rescinded. Had we processed the rescissions we have suspended, these percentages would be 78% and 22%, respectively.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. From January 1, 2008 through March 31, 2012, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.7 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At March 31, 2012, we estimate that our total loss reserves were benefited from rescissions by approximately $0.6 billion.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations and pre-rescission rebuttals (including those involving loans related to Countrywide) that we expect will eventually result in future rescissions. For additional information about rescissions as well as rescission settlement agreements, see “— Our losses could increase if rescission rates decrease faster than we are projecting, we do not prevail in proceedings challenging whether our rescissions were proper or we enter into material resolution arrangements.”

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under certain pool insurance policies insuring Freddie Mac that share a single aggregate loss limit. We believe the initial aggregate loss limit for a particular pool of loans insured under a policy decreases to correspond to the termination of coverage for that pool under that policy while Freddie Mac believes the initial aggregate loss limit remains in effect until the last of the policies that provided coverage for any of the pools terminates. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation than under our interpretation. We account for losses under our interpretation although it is reasonably possible that were the matter to be decided by a third party our interpretation would not prevail. The differing interpretations had no effect on our results until the second quarter of 2011. For 2011 and the first quarter of 2012, our incurred losses would have been $192 million and $49 million higher, respectively, had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted. See our risk factor titled, “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters. We have discussed the disagreement with Freddie Mac in an effort to resolve it and expect to have future discussions with them. A specimen of the policies at issue is filed as Exhibit 99.6 to our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 29, 2012.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, along with MERS and its other shareholders, are defendants in four lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS.  One of these lawsuits was dismissed by the court in which it was filed and is on appeal.  In addition, our subsidiary as a shareholder of MERS, was a defendant in two other lawsuits that were dismissed by the courts in which they were filed, but those dismissals were not appealed.  The damages sought in all of these actions are substantial.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2012.

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

99
Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2012, and through updating of various statistical and other information

99.7	Proposed Form of Endorsement to Mortgage Guaranty Insurance Corporation's "Flow" Master Insurance Policy Applicable to Rescissions and Other Matters

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2011 and the three months ended March 31, 2012, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.