Form 10-Q
period 2012-06-30
MGIC INVESTMENT CORP
filed 2012-08-09
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ______________

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	07/31/12	202,031,904

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statement

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011
(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2012 - $5,315,995; 2011 - $5,700,894)	$5,398,831	$5,820,900
Equity securities	2,843	2,747
Total investment portfolio	5,401,674	5,823,647
Cash and cash equivalents	563,145	995,799
Accrued investment income	46,985	55,666
Reinsurance recoverable on loss reserves (note 4)	126,832	154,607
Reinsurance recoverable on paid losses	19,109	19,891
Premium receivable	67,923	71,073
Home office and equipment, net	27,290	28,145
Deferred insurance policy acquisition costs (note 2)	9,530	7,505
Other assets	56,148	59,897
Total assets	$6,318,636	$7,216,230
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$4,108,590	$4,557,512
Premium deficiency reserve (note 13)	93,276	134,817
Unearned premiums	143,187	154,866
Senior notes (note 3)	99,872	170,515
Convertible senior notes (note 3)	345,000	345,000
Convertible junior debentures (note 3)	361,165	344,422
Other liabilities	300,323	312,283
Total liabilities	5,451,413	6,019,415

Contingencies (note 5)

Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 680,000; shares issued 2012 and 2011 - 205,047; shares outstanding 2012 - 202,032; 2011 - 201,172)	205,047	205,047
Paid-in capital	1,131,008	1,135,821
Treasury stock (shares at cost 2012 - 3,015; 2011 - 3,875)	(104,959)	(162,542)
Accumulated other comprehensive (loss) income, net of tax (note 9)	(7,223)	30,124
Retained deficit	(356,650)	(11,635)
Total shareholders' equity	867,223	1,196,815
Total liabilities and shareholders' equity	$6,318,636	$7,216,230

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:	(In thousands of dollars, except per share data)
Premiums written:
Direct	$246,939	$283,471	$510,734	$571,188
Assumed	614	700	1,255	1,430
Ceded	(8,948)	(13,772)	(18,398)	(27,756)
Net premiums written	238,605	270,399	493,591	544,862
Decrease in unearned premiums, net	4,023	14,055	11,442	28,138
Net premiums earned	242,628	284,454	505,033	573,000
Investment income, net of expenses	32,178	55,490	69,586	112,033
Realized investment gains, net	26,611	21,734	104,172	27,495
Total other-than-temporary impairment losses	(339)	-	(339)	-
Portion of losses recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	(339)	-	(339)	-
Other revenue	20,012	5,329	22,321	7,592
Total revenues	321,090	367,007	700,773	720,120

Losses and expenses:
Losses incurred, net (note 12)	551,408	459,552	888,496	769,983
Change in premium deficiency reserve (note 13)	(27,358)	(11,035)	(41,541)	(20,053)
Amortization of deferred policy acquisition costs (note 2)	1,935	1,723	3,605	3,448
Other underwriting and operating expenses, net	46,975	52,320	95,648	108,145
Interest expense	24,912	26,326	49,539	52,368
Total losses and expenses	597,872	528,886	995,747	913,891
Loss before tax	(276,782)	(161,879)	(294,974)	(193,771)
Benefit from income taxes (note 11)	(2,891)	(10,147)	(1,528)	(8,378)

Net loss	$(273,891)	$(151,732)	$(293,446)	$(185,393)

Loss per share (note 6):
Basic	$(1.36)	$(0.75)	$(1.45)	$(0.92)
Diluted	$(1.36)	$(0.75)	$(1.45)	$(0.92)

Weighted average common shares outstanding - diluted (note 6)	202,013	201,097	201,770	200,921

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Net Loss	$(273,891)	$(151,732)	$(293,446)	$(185,393)

Other comprehensive income (loss), net of tax (note 9):

Unrealized holding gains (losses) for the period included in accumulated other comprehensive income (loss)	25,185	61,032	36,212	35,840

Less: net gains (losses) reclassified out of accumulated other comprehensive income (loss)into earnings for the period	16,973	11,111	73,918	11,523
Change in unrealized investment gains and losses	8,212	49,921	(37,706)	24,317

Foreign currency translation adjustment	(724)	3,607	359	4,524

Other comprehensive income (loss) net of tax	7,488	53,528	(37,347)	28,841

Total comprehensive income (loss)	$(266,403)	$(98,204)	$(330,793)	$(156,552)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2011 and Six Months Ended June 30, 2012
(Unaudited)

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss)	Retained earnings (deficit)
	(In thousands)

Balance, December 31, 2010	$205,047	$1,138,942	$(222,632)	$22,136	$525,562

Net loss					(485,892)
Change in unrealized investment gains and losses, net	-	-	-	21,057	-
Reissuance of treasury stock, net	-	(14,577)	60,090	-	(51,305)
Equity compensation	-	11,456	-	-	-
Defined benefit plan adjustments, net	-	-	-	(12,862)	-
Unrealized foreign currency translation adjustment	-	-	-	(207)	-

Balance, December 31, 2011	$205,047	$1,135,821	$(162,542)	$30,124	$(11,635)

Net loss					(293,446)
Change in unrealized investment gains and losses, net (notes 7 and 8)	-	-	-	(37,706)	-
Reissuance of treasury stock, net	-	(8,749)	57,583	-	(51,569)
Equity compensation	-	3,936	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	359	-

Balance, June 30, 2012	$205,047	$1,131,008	$(104,959)	$(7,223)	$(356,650)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2012 and 2011
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(293,446)	$(185,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	51,505	39,269
Deferred tax provision (benefit)	67	(11,970)
Realized investment gains, excluding impairment losses	(104,172)	(27,495)
Net investment impairment losses	339	-
Gain on repurchases of senior notes	(17,775)	(3,231)
Other	(22,259)	(18,666)
Change in certain assets and liabilities:
Accrued investment income	8,681	2,750
Reinsurance recoverable on loss reserves	27,775	69,120
Reinsurance recoverable on paid losses	782	1,901
Premiums receivable	3,150	4,850
Deferred insurance policy acquisition costs	(2,025)	312
Loss reserves	(448,922)	(801,269)
Premium deficiency reserve	(41,541)	(20,053)
Unearned premiums	(11,679)	(28,172)
Income taxes payable (current)	(4,588)	585
Net cash used in operating activities	(854,108)	(977,462)

Cash flows from investing activities:
Purchase of fixed maturities	(3,121,280)	(1,881,026)
Purchase of equity securities	(51)	(62)
Proceeds from sale of equity securities	-	504
Proceeds from sale of fixed maturities	2,698,825	1,818,354
Proceeds from maturity of fixed maturities	878,259	821,954
Net increase in payable for securities	18,808	3,921
Net cash provided by investing activities	474,561	763,645

Cash flows from financing activities:
Repurchases of long-term debt	(53,107)	(51,769)
Net cash used in financing activities	(53,107)	(51,769)

Net decrease in cash and cash equivalents	(432,654)	(265,586)
Cash and cash equivalents at beginning of period	995,799	1,304,154
Cash and cash equivalents at end of period	$563,145	$1,038,568

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Capital

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and the first six months of 2012. While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At June 30, 2012, MGIC’s preliminary risk-to-capital ratio was 27.8 to 1, exceeding the maximum allowed by many jurisdictions, and its preliminary policyholder position was $211 million below the required MPP of $1.3 billion. We expect MGIC’s risk-to-capital ratio to grow and to continue to exceed 25 to 1. At June 30, 2012, the preliminary risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 30.0 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

Under a statutory accounting principle that became effective January 1, 2012, because MGIC’s June 30, 2012 risk-to-capital ratio exceeded 25 to 1 before considering deferred tax assets, MGIC received no benefit to statutory capital for those assets. At March 31, 2012, $141 million of deferred tax assets were included in statutory capital and their exclusion at June 30, 2012, negatively impacted our statutory capital.

Although we do not meet the Capital Requirements of Wisconsin, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. The OCI Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the OCI Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the OCI Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, excluding MGIC Indemnity Corporation (“MIC”) and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of June 30, 2012, “Liquid Assets” were approximately $5.4 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after June 30, 2012 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see Note 5 – “Litigation and contingencies” and Note 11 – “Income Taxes.”

MGIC applied for waivers in the other jurisdictions with Capital Requirements and, at this time, has received waivers from five of them, one of which allows a maximum risk-to-capital ratio of 31.5 to 1. One jurisdiction has denied our request for a waiver and two others have either denied our request or are expected to deny our request because their laws do not allow for waivers. We are awaiting a response from seven other jurisdictions, some of which may deny our request.

As part of our longstanding plan to write new business in MIC, a direct subsidiary of MGIC, and pursuant to the OCI Order, MGIC contributed $200 million to MIC in January 2012. As of June 30, 2012, MIC had statutory capital of $440 million. In the third quarter of 2012, we will begin writing new mortgage insurance in MIC in those jurisdictions that have declined to waive or have not yet waived their Capital Requirements for MGIC. Those jurisdictions are California, Florida, New Jersey, North Carolina, Ohio, Oregon and Texas (the “Specified Jurisdictions”), as well as New York, Idaho and Puerto Rico. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from Fannie Mae and Freddie Mac (the “GSEs”) and the OCI to write business in all of the jurisdictions that have not waived their Capital Requirements for MGIC.

Under an agreement in place with Fannie Mae, MIC will be eligible to write mortgage insurance through December 31, 2013, only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and to obtain a waiver of them. The agreement with Fannie Mae contains certain conditions and restrictions to its continued effectiveness including the continued effectiveness of the OCI Order and the continued applicability of the Keepwell Provision of the OCI Order. We cannot assure you that the OCI will not modify or revoke the OCI Order, or that it will renew it when it expires.

Under a letter dated January 23, 2012, Freddie Mac approved MIC to write business only in certain jurisdictions where MGIC does not meet the Capital Requirements and does not obtain waivers of them. Because Freddie Mac anticipated that MGIC would obtain waivers of the minimum Capital Requirements of most jurisdictions, approval of MIC as an eligible mortgage insurer was originally only given for five jurisdictions. We have now received waivers (or their equivalent) of the Capital Requirements for two of those jurisdictions. The January 23, 2012 approval from Freddie Mac, contains certain conditions and restrictions to its continued effectiveness, which remain in effect, including requirements that while MIC is writing new business under the Freddie Mac approval, MIC may not exceed a risk-to-capital ratio of 20:1; MGIC and MIC comply with all terms and conditions of the OCI Order,  the OCI Order remain effective, and that MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC. As requested by the OCI, we have notified Freddie Mac that the OCI has objected to this last requirement and others contained in the Freddie Mac approval because those requirements do not recognize the OCI’s statutory authority and obligations. In this regard, see the third condition to the August 1, 2012 Freddie Mac approval referred to in the next paragraph. As noted above, we cannot assure you that the OCI will not modify or revoke the OCI Order, or that it will renew it when it expires. Freddie Mac has approved MIC as an eligible insurer only through December 31, 2012 and Freddie Mac may modify the terms and conditions of its approval at any time without notice and may withdraw its approval of MIC as an eligible insurer at any time in its sole discretion. Unless Freddie Mac extends the term of its approval of MIC, whether MIC will continue as an eligible mortgage insurer after December 31, 2012 will be determined by Freddie Mac’s mortgage insurer eligibility requirements then in effect.

Under a letter dated August 1, 2012, Freddie Mac also approved MIC to write business in the Specified Jurisdictions, subject to the following conditions: (1) a $200 million capital contribution to MGIC by our holding company be made on or before September 30, 2012; (2) substantial agreement to a settlement of our dispute with Freddie Mac regarding the interpretation of certain pool policies be reached on or before October 31, 2012; and (3) agreement by the OCI that MIC’s capital will be available to MGIC for payment of MGIC’s claims in full on an uninterrupted basis be received on or before December 31, 2012. Any settlement of our dispute with Freddie Mac regarding the interpretation of certain pool policies will negatively impact our statutory capital and, depending on the amount, could exacerbate materially the current non-compliance with Capital Requirements. Freddie Mac’s August 1, 2012 approval may be withdrawn at any time and ends December 31, 2012.  Earlier this week, our senior management discussed Freddie Mac’s August 1 letter with Freddie Mac’s senior management. We anticipate that in the coming weeks additional discussions will take place with Freddie Mac, Fannie Mae, the OCI and FHFA regarding the August 1 letter.  We cannot predict the course or outcome of these discussions, or whether an agreement will be reached under which Freddie Mac maintains and/or extends its approval of MIC as an eligible mortgage insurer. We do not anticipate providing further information regarding these discussions while they are underway.

Insurance departments, in their sole discretion, may modify, terminate or extend their waivers of Capital Requirements. If an insurance department other than the OCI modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business in that particular jurisdiction. Also, depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to insure loans purchased or guaranteed by Fannie Mae or Freddie Mac. If this were to occur, we would need to seek the GSEs’ approval to allow MIC to write business in those jurisdictions.

If one GSE does not approve MIC in all jurisdictions that have not waived their Capital Requirements for MGIC, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until loan origination is complete and mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business on a nationwide basis utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere.  In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations and the matters in Freddie Mac’s August 1, 2012 letter.

The OCI, in its sole discretion, may modify, terminate or extend its waiver, although any modification or extension of the Keepwell Provision requires our written consent. If the OCI modifies or terminates its waiver, or if it fails to renew its waiver upon expiration, depending on the circumstances, MGIC could be prevented from writing new business in all jurisdictions if MGIC does not comply with the Capital Requirements. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business. Furthermore, if the OCI revokes or fails to renew MGIC’s waiver, MIC’s ability to write new business would be severely limited because the GSEs’ approval of MIC is conditioned upon the continued effectiveness of the OCI Order.

We cannot assure you that we will receive a waiver of all Capital Requirements; that the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires; or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. At present the amount of additional capital we would need to comply with the Capital Requirements would be substantial. We also cannot assure you that the GSEs will approve MIC to write new business in those jurisdictions in which MGIC is unable to do so.

For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could exacerbate materially the current non-compliance with Capital Requirements, see Note 5 – “Litigation and contingencies” and Note 11 – “Income taxes.” As discussed below, in accordance with Accounting Standards Codification (“ASC”) 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in litigation or other dispute resolution proceedings. An accrual, if required and depending on the amount, could exacerbate materially the current non-compliance with Capital Requirements. In addition to the factors listed above, our statutory capital and compliance with Capital Requirements could be negatively affected by an unfunded pension liability. An unfunded pension liability for statutory capital purposes may result from increases in pension benefit obligations due to a lower discount rate assumption or decreases to the fair value of pension plan assets due to poor asset performance, as well as changes in certain other actuarial assumptions.

Since mid-2011, two of our competitors, Republic Mortgage Insurance Company (“RMIC”) and PMI Mortgage Insurance Co. (“PMI”), ceased writing new insurance commitments, were placed under the supervision of the insurance departments of their respective domiciliary states and are subject to partial claim payment plans, under which their claim payments will be made at 50% for a certain period of time, with the remaining amount deferred. (PMI’s parent company subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.) In addition, in 2008, Triad Guaranty Insurance Corporation ceased writing new business and entered into voluntary run-off.  It is also subject to a partial payment plan ordered by its domiciliary state.

MGIC’s failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even though it does not meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see Note 5 - “Litigation and contingencies.”)

Historically, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first six months of 2012, rescissions mitigated our paid losses by approximately $144 million (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 10% to 17% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As discussed in Note 5 – “Litigation and contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first six months of 2012. In addition, as of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we expect to pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. A variance between ultimate actual rescission and reversal rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011 and the first six months of 2012, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. At June 30, 2012, we had 153,990 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and contingencies.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. One GSE approved our proposed settlement agreement with one customer and subsequently we entered into definitive agreements with that customer covering loans that have been purchased by that GSE and loans that were not purchased by either GSE. We believe that it is probable (within the meaning of ASC 450-20) that the proposed agreement will be approved by the other GSE. As a result, we considered the terms of the proposed agreement when establishing our loss reserves at June 30, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at June 30, 2012. The terms of our settlement agreements vary and there can be no assurances that either GSE will approve any other settlement agreements. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2011 amounts to conform to 2012 presentation.

Subsequent events

We have considered subsequent events through the date of this filing.

Note 2 - New Accounting Guidance

In May 2011, new guidance was issued regarding fair value measurement. The guidance in the new standard is intended to harmonize the fair value measurement and disclosure requirements for accounting principles generally accepted in the United States (“GAAP”) and International Financial Reporting Standards. Many of the changes in the standard represent clarifications to existing guidance, but the standard also includes some new guidance and new required disclosures. Our disclosures reflect the requirements of this new guidance beginning with the first quarter of 2012.

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

In October 2011, new guidance was issued on accounting for costs associated with acquiring or renewing insurance contracts. The new guidance changed how insurance companies account for acquisition costs, particularly in determining what costs are deferrable. The new requirements were effective beginning in the first quarter of 2012 and we have adopted them prospectively. Under the new guidance in effect, for the three and six months ended June 30, 2012, we deferred $2.6 million and $4.1 million of acquisition costs, respectively. For the three and  six months ended June 30, 2011, we deferred $1.4 million and $2.7 million in acquisition costs, respectively, and under the new guidance we would have deferred $1.6 million and $3.4 million of such costs, respectively. Acquisition costs are not deferred on a statutory accounting basis; therefore this new guidance has no impact on our statutory capital.

Note 3 – Debt

Senior Notes

At June 30, 2012 and December 31, 2011 we had outstanding $100.1 million and $171.0 million, respectively, of 5.375% Senior Notes due in November 2015. During 2012 we repurchased $70.9 in par value of those Senior Notes. We recognized a gain on the repurchases of approximately $17.8 million, which is included in other revenue on the Consolidated Statements of Operations for the three and six months ended June 30, 2012. During 2011 we repurchased $129 million in par value of these same Senior Notes. We recognized a gain on the repurchases of approximately $27.7 million, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2011. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes.  A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at June 30, 2012.

If we fail to meet any of the covenants of the Senior Notes; there is a failure to pay when due at maturity, or a default results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; or we fail to make a payment of principal on the Senior Notes when due or a payment of interest on the Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of our Senior Notes would have the right to accelerate the maturity of those notes.  In addition, the trustee of the Senior Notes could, independent of any action by holders of Senior Notes, accelerate the maturity of the Senior Notes.  The amounts we owe under the Senior Notes would also be accelerated upon certain bankruptcy or insolvency-related events involving our holding company, including certain events involving the appointment of a custodian, receiver, liquidator, assignee, trustee or other similar official (collectively, an “Insolvency Official”) of our holding company or any substantial part of its property or the consent of our holding company to such an appointment.  The description above is not intended to be complete in all respects. Moreover, the description is qualified in its entirety by the terms of the notes, which are contained in the Indenture, dated as of October 15, 2000, between us and U.S. Bank, National Association, as trustee, and in an Officer's Certificate dated as of October 4, 2005, which specifies the interest rate, maturity date and other terms of the Senior Notes.

Interest payments on the Senior Notes were $4.6 million and $8.2 million for the six months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2011 we also had interest payments of $2.1 million related to Senior Notes repaid in 2011.

Convertible Senior Notes

At June 30, 2012 and December 31, 2011 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in 2017. Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

If we fail to meet any of the covenants of the Convertible Senior Notes; there is a failure to pay when due at maturity, or a default results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; a final judgment for the payment of $40 million or more (excluding any amounts covered by insurance) is rendered against us or any of our subsidiaries which judgment is not discharged or stayed within certain time limits; or we fail to make a payment of principal on the Convertible Senior Notes when due or a payment of interest on the Convertible Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the Convertible Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of the Convertible Senior Notes would have the right to accelerate the maturity of those notes. In addition, the trustee of the Convertible Senior Notes could, independent of any action by holders, accelerate the maturity of the Convertible Senior Notes.  The amounts we owe under the Convertible Senior Notes would also be accelerated upon certain bankruptcy or insolvency-related events involving our holding company or a Significant Subsidiary, including the failure to have dismissed or stayed a petition seeking relief under bankruptcy or insolvency laws or the consent of our holding company or a Significant Subsidiary to the appointment of an Insolvency Official for all or substantially all of their respective property. “Significant Subsidiary” is defined in Regulation S-X under the Securities Act of 1933 and is measured as of the most recently completed fiscal year. As of December 31, 2011, MGIC and MGIC Reinsurance Corporation of Wisconsin were our Significant Subsidiaries.

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

Interest payments on the Convertible Senior Notes were $8.6 million in each of the six months ended June 30, 2012 and 2011.

Convertible Junior Subordinated Debentures

At June 30, 2012 and December 31, 2011 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At June 30, 2012 and December 31, 2011 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $361.2 million and $344.4 million, respectively, with the unamortized discount reflected in equity. The debentures rank junior to all of our existing and future senior indebtedness.

Violations of the covenants under the Indenture governing the debentures, including covenants to provide certain documents to the trustee, are not events of default under the Indenture and would not allow the acceleration of amounts that we owe under the debentures.  Similarly, events of default under, or acceleration of, any of our other obligations, including those described above, would not allow the acceleration of amounts that we owe under the debentures.  However, if we fail to pay principal or interest when due under the debentures, then the holders of 25% or more of the debentures would have the right to accelerate the maturity of them. In addition, the trustee of the debentures could, independent of any action by holders, accelerate the maturity of the debentures. The amounts we owe under the Convertible Junior Subordinated Debentures would also be accelerated upon certain bankruptcy or insolvency-related events involving our holding company, including the appointment of a custodian of it or any substantial part of its properties.

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

The provisions of the debentures are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the debentures, which are contained in the Indenture, dated as of March 28, 2008, between us and U.S. Bank National Association, as trustee.

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

Interest payments on the debentures were $17.5 million in each of the six months ended June 30, 2012 and 2011.

All debt

The par value and fair value of our debt at June 30, 2012 and December 31, 2011 appears in the table below.

	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 3012
Liabilities:
Senior Notes	$100,118	$76,991	$76,991	$-	$-
Convertible Senior Notes	345,000	230,288	230,288	-	-
Convertible Junior Subordinated Debentures	389,522	174,068	-	174,068	-
Total Debt	$834,640	$481,347	$307,279	$174,068	$-

December 31, 2011
Liabilities:
Senior Notes	$171,000	$116,708	$116,708	$-	$-
Convertible Senior Notes	345,000	202,256	202,256	-	-
Convertible Junior Subordinated Debentures	389,522	189,648	-	189,648	-
Total Debt	$905,522	$508,612	$318,964	$189,648	$-

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

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At June 30, 2012, we had $411 million in cash and investments at our holding company.

Note 4 – Reinsurance

The reinsurance recoverable on loss reserves as of June 30, 2012 and December 31, 2011 was approximately $127 million and $155 million, respectively. Captive agreements are written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $122 million at June 30, 2012 which was supported by $334 million of trust assets, while at December 31, 2011 the reinsurance recoverable on loss reserves related to captives was $142 million which was supported by $359 million of trust assets. As of June 30, 2012 and December 31, 2011 there was an additional $26 million and $27 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. Trust fund assets of $0.4 million and $3 million were transferred to us as a result of captive terminations during the first six months of 2012 and 2011, respectively.

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

Note 5 – Litigation and contingencies

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On or about December 9, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. Since then, eight similar cases have been filed naming various mortgage lenders and mortgage insurers (including MGIC) as defendants. Of those nine total cases, MGIC’s motion to dismiss one of the cases has been granted and another of the cases has been voluntarily dismissed. Seven cases remain pending. The complaints in all seven of the remaining cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In June 2005, in response to a letter from the New York Department of Financial Services, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Department of Financial Services requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Department of Financial Services that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, we provided the MN Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MN Department, and beginning in March 2008, the MN Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions, including as recently as May 2011.

In addition, beginning in June 2008, and as recently as December 2011, we received various subpoenas from the U.S. Department of Housing and Urban Development (“HUD”), seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. In June 2012, we received a Civil Investigative Demand from the CFPB requiring additional information and documentation regarding captive mortgage reinsurance. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

In October 2010, a separate purported class action lawsuit was filed against MGIC by the same loan applicant in the same District Court in which the above-referenced DOJ complaint was filed. In this separate lawsuit, the loan applicant alleged that MGIC discriminated against her and certain proposed class members on the basis of sex and familial status when MGIC underwrote their loans for mortgage insurance. In May 2011, the District Court granted MGIC’s motion to dismiss with respect to all claims except certain Fair Housing Act claims. On July 2, 2012, the District Court granted preliminary approval for a class action settlement of the lawsuit. The proposed settlement creates a settlement class of 265 borrowers.  Under the terms of the proposed settlement, MGIC is required to deposit $500,000 into an escrow account to fund possible payments to affected borrowers. In addition, MGIC will pay the named plaintiff an “incentive fee” of $7,500 and pay class counsels’ fees of $337,500.  Any funds remaining in the escrow account after payment of all claims approved under the procedures established by the settlement will be returned to MGIC. The settlement is contingent upon the District Court’s final approval.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) in June 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaints’ allegations regarding C-BASS. Our motion to dismiss the Complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. In December 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice. In January 2011, the plaintiffs appealed the February 2010 and December 2010 decisions to the United States Court of Appeals for the Seventh Circuit. On April 12, 2012, the Appeals Court affirmed the dismissals by the District Court and these dismissals have become final. In early July 2012, the plaintiffs re-filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. Their original motion filed in June 2011, was denied without prejudice by the District Court in June 2012, as a result of the opinion from the Appeals Court. We are opposing the re-filed motion. We are unable to predict the ultimate outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

In the arbitration proceeding, we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. From January 1, 2008 through June 30, 2012, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $435 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72,300. Various materials exchanged by MGIC and Countrywide in 2011 bring into the dispute loans we did not consider before then to be Countrywide-related and loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts under coverage it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage. While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans has been scheduled to begin in March 2013.

We are in mediation in an effort to resolve our dispute with Countrywide, although we cannot predict whether the mediation will result in a resolution. If it does, a resolution with Countrywide will be subject to various conditions before it becomes effective. In connection with our mediation with Countrywide, we have voluntarily suspended rescissions related to loans that we believe could be covered by a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. If we are able to reach a resolution with Countrywide, under ASC 450-20, we would record the effects of the resolution in our accounts when we determine that it is probable the resolution will become effective and the financial effect on us can be reasonably estimated. If these conditions to recording are met, the financial statement effect on us would involve the recognition of additional loss, which would negatively impact our capital.

If we are not able to reach a resolution with Countrywide, we intend to defend MGIC against any further proceedings arising from Countrywide’s complaint and to advocate MGIC’s position in the arbitration, vigorously. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this proceeding. An accrual for an adverse outcome in this (or any other) proceeding would be a reduction to our capital. In this regard, see Note 1 – “Basis of presentation – Capital.”

At June 30, 2012, 33,304 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory). As noted above, we have suspended Countrywide rescissions of coverage on loans that we believe could be included in a potential resolution with Countrywide. Although these loans are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. We expect a significant portion of the Countrywide loans in our delinquency inventory will cure their delinquency or their coverage will be rescinded and will not involve paid claims. From January 1, 2008 through June 30, 2012, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or the coverage is rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 82% were paid and coverage on the remaining 18% were rescinded. Had we processed the rescissions we have suspended, these percentages would be approximately 79% and 21%, respectively.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. From January 1, 2008 through June 30, 2012, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.7 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At June 30, 2012, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.6 billion.

In addition to the rescissions at issue with Countrywide, we have a substantial pipeline of claims investigations and pre-rescission rebuttals (including those involving loans related to Countrywide) that we expect will eventually result in future rescissions. For additional information about rescissions as well as rescission settlement agreements, see Note 12 – “Loss reserves.”

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under eleven pool insurance policies that insure loans for a fixed period, usually ten years, after which the “sunset” date is reached and coverage terminates. These eleven policies, which each cover numerous individual loan pools, share a single, consolidated aggregate loss limit calculated based upon the initial principal balance of all loans insured under the policies. We believe that under the policies this aggregate loss limit decreases when an individual pool reaches its sunset date and thus the loans in that pool are no longer insured. Freddie Mac’s position is that under the policies the expiration of coverage on individual loan pools has no effect on the aggregate loss limit, which remains at the same level until the last of the policies that provide coverage for any of the pools terminates. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation of the policies than under our interpretation.

On May 16, 2012, MGIC filed a lawsuit in U.S. District Court for the Eastern District of Wisconsin (the “Wisconsin Court”) against Freddie Mac and FHFA seeking declaratory relief regarding the proper interpretation of the pool insurance policies (“MGIC’s Lawsuit”). On June 8, 2012, Freddie Mac filed a motion to dismiss, stay, or transfer MGIC’s Lawsuit to the U.S. District Court for the Eastern District of Virginia (the “Virginia Court”). On July 20, 2012, FHFA made a motion to dismiss MGIC’s Lawsuit on the ground that the Wisconsin Court lacks subject matter jurisdiction.  These motions are currently pending.

On May 17, 2012, Freddie Mac filed a lawsuit in the Virginia Court against MGIC effectively seeking declaratory judgment regarding the proper interpretation of the pool insurance policies and on June 14, 2012, FHFA was added as a plaintiff (“Freddie Mac’s Lawsuit”). On July 5, 2012, the Virginia Court granted our motion to transfer Freddie Mac’s Lawsuit to the Wisconsin Court, but it stayed the transfer pending the Wisconsin Court’s determining that it had subject matter jurisdiction. Freddie Mac has asked the Virginia Court to reconsider its transfer decision.

We account for losses under our interpretation of the pool insurance policies although it is reasonably possible that our interpretation will not prevail in the proceedings described above. The differing interpretations had no effect on our results until the second quarter of 2011. For 2011 and the first six months of 2012, our incurred losses would have been $192 million and $85 million higher, respectively, had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted. As noted above, the August 1, 2012 Freddie Mac approval of MIC as an eligible insurer is subject to substantial agreement to a settlement of our dispute with Freddie Mac being reached on or before October 31, 2012. See our Note 1 – “Basis of presentation – Capital.” We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in six lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS.  Two of those lawsuits remain pending, three of those lawsuits have been dismissed without an appeal, and we believe the plaintiff in a fourth dismissed lawsuit may petition the United States Supreme Court to hear an appeal of its dismissal.  The damages sought in all of these actions are substantial.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through June 30, 2012, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, a generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs, and claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which has continued into the first half of 2012. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

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

Note 6 – Earnings (loss) per share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 1.1 million for each of the three and six months ended June 30, 2012 and 1.0 million and 1.2 million, respectively, for the three and six months ended June 30, 2011 because they were anti-dilutive due to our reported net loss. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended June 30, 2012 and 2011 common stock equivalents of 55.4 million and 55.5 million, respectively, and for the six months ended June 30, 2012 and 2011 common stock equivalents of 55.7 million and 55.5 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)

Basic earnings per share:
Weighted average common shares outstanding	202,013	201,097	201,770	200,921
Net loss	$(273,891)	$(151,732)	$(293,446)	$(185,393)
Basic loss per share	$(1.36)	$(0.75)	$(1.45)	$(0.92)

Diluted earnings per share:
Weighted-average shares - Basic	202,013	201,097	201,770	200,921
Common stock equivalents	-	-	-	-

Weighted-average shares - Diluted	202,013	201,097	201,770	200,921

Net loss	$(273,891)	$(151,732)	$(293,446)	$(185,393)
Diluted loss per share	$(1.36)	$(0.75)	$(1.45)	$(0.92)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at June 30, 2012 and December 31, 2011 are shown below.

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$197,204	$4,800	$(156)	$201,848
Obligations of U.S. states and political subdivisions	1,455,969	45,407	(5,849)	1,495,527
Corporate debt securities	2,811,379	28,045	(4,615)	2,834,809
Residential mortgage-backed securities	459,048	2,140	(348)	460,840
Commercial mortgage-backed securities	260,610	2,001	(31)	262,580
Debt securities issued by foreign sovereign governments	131,785	11,442	-	143,227
Total debt securities	5,315,995	93,835	(10,999)	5,398,831
Equity securities	2,716	127	-	2,843

Total investment portfolio	$5,318,711	$93,962	$(10,999)	$5,401,674

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses (1)	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$592,108	$4,965	$(36)	$597,037
Obligations of U.S. states and political subdivisions	2,255,192	74,918	(6,639)	2,323,471
Corporate debt securities	2,007,720	32,750	(7,619)	2,032,851
Residential mortgage-backed securities	441,589	4,113	(285)	445,417
Commercial mortgage-backed securities	257,530	7,404	-	264,934
Debt securities issued by foreign sovereign governments	146,755	10,441	(6)	157,190
Total debt securities	5,700,894	134,591	(14,585)	5,820,900
Equity securities	2,666	82	(1)	2,747

Total investment portfolio	$5,703,560	$134,673	$(14,586)	$5,823,647

(1) At June 30, 2012 and December 31, 2011, there were no other-than-temporary impairment losses recorded in other comprehensive income.

The amortized cost and fair values of debt securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

June 30, 2012	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$841,620	$843,350
Due after one year through five years	2,251,298	2,290,659
Due after five years through ten years	917,434	952,203
Due after ten years	459,851	468,317

	$4,470,203	$4,554,529

Commercial mortgage-backed securities	260,610	262,580
Residential mortgage-backed securities	459,048	460,840
Auction rate securities (1)	126,134	120,882

Total at June 30, 2012	$5,315,995	$5,398,831

(1) At June 30, 2012, all of the auction rate securities had a contractual maturity greater than 10 years.

At June 30, 2012 and December 31, 2011, the investment portfolio had gross unrealized losses of $11.0 million and $14.6 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$50,672	$156	$-	$-	$50,672	$156
Obligations of U.S. states and political subdivisions	168,388	1,695	75,956	4,154	244,344	5,849
Corporate debt securities	746,357	3,264	65,409	1,351	811,766	4,615
Residential mortgage-backed securities	50,138	348	-	-	50,138	348
Commercial mortgage-backed securities	14,804	31	-	-	14,804	31
Equity securities	3	-	22	-	25	-
Total investment portfolio	$1,030,362	$5,494	$141,387	$5,505	$1,171,749	$10,999

	Less Than 12 Months		12 Months or Greater		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$78,546	$36	$-	$-	$78,546	$36
Obligations of U.S. states and political subdivisions	188,879	837	137,965	5,802	326,844	6,639
Corporate debt securities	689,396	6,709	28,174	910	717,570	7,619
Residential mortgage-backed securities	120,405	285	-	-	120,405	285
Debt securities issued by foreign sovereign governments	484	6	-	-	484	6
Equity securities	-	-	33	1	33	1
Total investment portfolio	$1,077,710	$7,873	$166,172	$6,713	$1,243,882	$14,586

The securities in an unrealized loss position for 12 months or greater are primarily auction rate securities (“ARS”) backed by student loans. See further discussion of these securities below. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at June 30, 2012 and December 31, 2011, respectively, compared to the interest rates at the time of purchase as well as the liquidity discount rate applied in our auction rate securities discounted cash flow model.

The fair value of our ARS backed by student loans was approximately $121 million and $170 million at June 30, 2012 and December 31, 2011, respectively. ARS were intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process had historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At June 30, 2012, our ARS portfolio was 69% AAA/Aaa-rated by one or more of the major rating agencies.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At June 30, 2012, our entire ARS portfolio, consisting of 15 investments, was subject to failed auctions; however, from the period when the auctions began to fail through June 30, 2012, $412 million in par value of ARS was either sold or called, with the average amount we received being approximately 96% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the first six months of 2012 there were other-than-temporary impairments (“OTTI”) recognized of $0.3 million. There were no OTTI during the first six months of 2011.

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$26,095	$21,749	$101,434	$27,478
Equity securities	12	7	394	39
Other	165	(22)	2,005	(22)

	$26,272	$21,734	$103,833	$27,495

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$28,005	$23,553	$108,040	$31,945
Losses on sales	(1,394)	(1,819)	(3,868)	(4,450)
Impairment losses	(339)	-	(339)	-

	$26,272	$21,734	$103,833	$27,495

We elected to realize these gains, by selling certain securities, given the favorable market conditions experienced in 2011 and the first half of 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce our investments in tax exempt municipal securities and increase our investments in taxable securities. For statutory purposes investments are generally held at amortized cost, therefore the realized gains increased our statutory policyholders’ position or statutory capital in 2011 and the first half of 2012.

Note 8 – Fair value measurements

In accordance with fair value guidance, we applied the following fair value hierarchy in order to measure fair value for assets and liabilities:

Level 1 – Quoted prices for identical instruments in active markets that we can access. Financial assets utilizing Level 1 inputs primarily include certain U.S. Treasury securities and obligations of U.S. government corporations and agencies and Australian government and semi government securities.

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

Assets classified as Level 3 are as follows:

•
Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 7 – “Investments.” Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at June 30, 2012 and December 31, 2011. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model for the auction rate securities is based on the following key assumptions:

•	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
•	Time to liquidity ranging from December 31, 2013 through December 31, 2015;
•	Continued receipt of contractual interest; and
•	Discount rates ranging from 2.25% to 4.25%, which include a spread for liquidity risk.

A 1% change in the discount rate would change the value of our ARS by approximately $2.9 million. A two year change to the years to liquidity assumption would change the value of our ARS by approximately $4.6 million.

•
Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of June 30, 2012 and December 31, 2011:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2012

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$201,848	$201,848	$-	$-
Obligations of U.S. states and political subdivisions	1,495,527	-	1,411,546	83,981
Corporate debt securities	2,834,809	-	2,793,952	40,857
Residential mortgage-backed securities	460,840	-	460,840	-
Commercial mortgage-backed securities	262,580	-	262,580	-
Debt securities issued by foreign sovereign governments	143,227	143,227	-	-
Total debt securities	5,398,831	345,075	4,928,918	124,838
Equity securities	2,843	2,522	-	321
Total investments	$5,401,674	$347,597	$4,928,918	$125,159
Real estate acquired (1)	$3,074	$-	$-	$3,074

December 31, 2011

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$597,037	$597,037	$-	$-
Obligations of U.S. states and political subdivisions	2,323,471	-	2,209,245	114,226
Corporate debt securities	2,032,851	1,455	1,971,168	60,228
Residential mortgage-backed securities	445,417	-	445,417	-
Commercial mortgage-backed securities	264,934	-	264,934	-
Debt securities issued by foreign sovereign governments	157,190	147,976	9,214	-
Total debt securities	5,820,900	746,468	4,899,978	174,454
Equity securities	2,747	2,426	-	321
Total investments	$5,823,647	$748,894	$4,899,978	$174,775
Real estate acquired (1)	$1,621	$-	$-	$1,621

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during the first six months of 2012 or 2011.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2012 and 2011 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at March 31, 2012	$95,516	$51,118	$321	$146,955	$2,340
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(575)	(700)	-	(1,275)	-
Included in earnings and reported as impairment losses, net	-	(339)	-	(339)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(149)
Included in other comprehensive income	(1,113)	78	-	(1,035)	-
Purchases	-	-	-	-	3,888
Sales	(9,847)	(9,300)	-	(19,147)	(3,005)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2012	$83,981	$40,857	$321	$125,159	$3,074

Amount of total losses included in earnings for the three months ended June 30, 2012 attributable to the change in unrealized losses on assets still held at June 30, 2012	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(2,525)	(1,081)	-	(3,606)	-
Included in earnings and reported as impairment losses, net	-	(339)	-	(339)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(465)
Included in other comprehensive income	756	355	-	1,111	-
Purchases	27	-	-	27	5,970
Sales	(28,503)	(18,306)	-	(46,809)	(4,052)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2012	$83,981	$40,857	$321	$125,159	$3,074

Amount of total losses included in earnings for the six months ended June 30, 2012 attributable to the change in unrealized losses on assets still held at June 30, 2012	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at March 31, 2011	$270,731	$70,273	$321	$341,325	$4,876
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	-	(103)
Included in other comprehensive income	(1,720)	(234)	-	(1,954)	-
Purchases	-	-	-	-	1,427
Sales	(45,609)	-	-	(45,609)	(3,372)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2011	$223,402	$70,039	$321	$293,762	$2,828

Amount of total losses included in earnings for the three months ended June 30, 2011 attributable to the change in unrealized losses on assets still held at June 30, 2011	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	-	(95)
Included in other comprehensive income	(1,187)	(14)	-	(1,201)	-
Purchases	-	-	-	-	2,796
Sales	(71,101)	-	-	(71,101)	(6,093)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2011	$223,402	$70,039	$321	$293,762	$2,828

Amount of total losses included in earnings for the six months ended June 30, 2011 attributable to the change in unrealized losses on assets still held at June 30, 2011	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.” Fair value disclosures related to our debt are included in Note 3 – “Debt.”

Note 9 – Other Comprehensive income

Our other comprehensive income for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30, 2012
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$9,801	$(3,166)	$1,577	$8,212
Unrealized foreign currency translation adjustment	(1,116)	392	-	(724)

Other comprehensive income (loss)	$8,685	$(2,774)	$1,577	$7,488

	Six Months Ended June 30, 2012
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(37,125)	$13,090	$(13,671)	$(37,706)
Unrealized foreign currency translation adjustment	551	(192)	-	359

Other comprehensive income (loss)	$(36,574)	$12,898	$(13,671)	$(37,347)

	Three Months Ended June 30, 2011
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$62,571	$(21,812)	$9,162	$49,921
Unrealized foreign currency translation adjustment	5,552	(1,945)	-	3,607

Other comprehensive income (loss)	$68,123	$(23,757)	$9,162	$53,528

	Six Months Ended June 30, 2011
	Before tax	Tax effect	Valuation allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$37,213	$(12,896)	$-	$24,317
Unrealized foreign currency translation adjustment	6,963	(2,439)	-	4,524

Other comprehensive income (loss)	$44,176	$(15,335)	$-	$28,841

See Note 11 – “Income taxes” for a discussion of the valuation allowance.

Our total accumulated other comprehensive income was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)

Unrealized gains (losses) on investments	$82,963	$120,087
Defined benefit plans	(70,582)	(70,582)
Foreign currency translation adjustment	30,847	30,294

Accumulated other comprehensive income, before tax	43,228	79,799

Tax effect (1)	(50,451)	(49,675)

Total accumulated other comprehensive (loss) income	$(7,223)	$30,124

(1)	Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended June 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2012	2011	2012	2011
	(In thousands)

Service cost	$2,441	$2,287	$304	$291
Interest cost	4,135	3,927	280	321
Expected return on plan assets	(4,590)	(4,493)	(791)	(827)
Recognized net actuarial loss	1,437	789	189	129
Amortization of prior service cost	172	169	(1,555)	(1,555)

Net periodic benefit cost	$3,595	$2,679	$(1,573)	$(1,641)

	Six Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2012	2011	2012	2011
	(In thousands)

Service cost	$4,831	$4,459	$613	$545
Interest cost	8,241	8,049	571	675
Expected return on plan assets	(9,106)	(8,687)	(1,581)	(1,650)
Recognized net actuarial loss	2,915	2,006	400	316
Amortization of prior service cost	333	331	(3,109)	(3,109)

Net periodic benefit cost	$7,214	$6,158	$(3,106)	$(3,223)

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

For the six months ended June 30, 2012, our deferred tax valuation allowance was increased by the change in the deferred tax liability related to $39.1 million of unrealized losses that were recorded in other comprehensive income.  For the six months ended June 30, 2011, our deferred tax valuation allowance was reduced by the increase in the deferred tax liability related to $34.6 million of unrealized gains on investments that were recorded in other comprehensive income.  In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Tax benefit before valuation allowance	$(101,367)	$(63,859)	$(107,429)	$(83,093)
Change in valuation allowance	98,476	53,712	105,901	74,715

Benefit from income taxes	$(2,891)	$(10,147)	$(1,528)	$(8,378)

The decrease in the valuation allowance that was included in other comprehensive income for the three months ended June 30, 2012 and 2011 was $1.6 million and $9.2 million, respectively. The increase in the valuation allowance that was included in other comprehensive income for the six months ended June 30, 2012 and 2011 was $13.7 million and $0.0 million, respectively.  The total valuation allowance as of June 30, 2012 and December 31, 2011 was $728.3 million and $608.8 million, respectively.

We have approximately $1,840 million of net operating loss carryforwards on a regular tax basis and $962 million of net operating loss carryforwards for computing the alternative minimum tax as of June 30, 2012. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2032.

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

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. Because net operating losses that we incurred in 2009 were carried back to taxable years that were included in the settlement agreement, it was subject to review by the Joint Committee on Taxation of Congress (the “Joint Committee”). On July 18, 2012, upon completion of the Joint Committee review, we were informed by the IRS that it would not finalize our previous settlement agreement. As a result, the terms of any final settlement may be more costly to us than the currently proposed settlement. We are exploring our alternatives with respect to this matter. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see Note 1 – “Basis of presentation -Capital.”

In March 2012, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2008 and 2009.  The adjustments that are proposed by the IRS are temporary in nature and will have no material effect on the financial statements.  In July 2012, the IRS began an audit of our 2010 federal income tax return.

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

The following table provides a reconciliation of beginning and ending loss reserves for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(In thousands)

Reserve at beginning of year	$4,557,512	$5,884,171
Less reinsurance recoverable	154,607	275,290
Net reserve at beginning of year (1)	4,402,905	5,608,881

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	674,076	855,253
Prior years (2)	214,420	(85,270)
Subtotal (3)	888,496	769,983

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	12,502	8,330
Prior years	1,297,566	1,496,727
Reinsurance terminations (4)	(425)	(2,925)
Subtotal (5)	1,309,643	1,502,132

Net reserve at end of period (6)	3,981,758	4,876,732
Plus reinsurance recoverables	126,832	206,170

Reserve at end of period	$4,108,590	$5,082,902

(1)	At December 31, 2011 and 2010, the estimated reduction in loss reserves related to rescissions approximated $0.7 billion and $1.3 billion, respectively.
(2)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(3)	Rescissions did not have a significant impact on incurred losses in the six months ended June 30, 2012 or 2011.
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

(5)
Rescissions mitigated our paid losses by an estimated $0.1 billion in the six months ended June 30, 2012 and by an estimated $0.4 billion in the six months ended June 30, 2011, which excludes amounts that may have been applied to a deductible.

(6)	At June 30, 2012 and 2011, the estimated reduction in loss reserves related to rescissions approximated $0.6 billion and $0.9 billion, respectively.

The “Losses incurred” section of the table above shows losses incurred on default notices received in the current year and in prior years.  The amount of losses incurred relating to default notices received in the current year represents the estimated amount to be ultimately paid on such default notices.  The amount of losses incurred relating to default notices received in prior years represents the actual claim rate and severity associated with those default notices resolved in the current year differing from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the estimated claim rate and estimated severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure.

In the first half of 2012, net losses incurred were $888 million, comprised of $674 million of current year loss development and $214 million of unfavorable prior years’ loss development. In the first half of 2011, net losses incurred were $770 million, comprised of $855 million of current year loss development, offset by $85 million of favorable prior years’ loss development.

Current year losses incurred decreased in the first half of 2012 compared to the same period in 2011 primarily due to a decrease in the number of new default notices received, net of cures, compared to the prior period.

The development of the reserves in the first half of 2012 and 2011 is reflected in the “Prior years” line in the table above. The $214 million increase in losses incurred in the first half of 2012 that was related to defaults that occurred in prior years resulted primarily from an increase in the estimated claim rate on primary defaults (approximately $230 million). The increase in the claim rate was based on a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. Recent experience on defaults that are 12 months or more delinquent has increased our estimate of the claim rate. The offsetting decrease in losses incurred that was related to defaults that occurred in prior years (approximately $16 million) related to pool reserves, LAE reserves and reinsurance.

The $85 million decrease in losses incurred in the first half of 2011 that was related to defaults that occurred in prior years resulted primarily from a decrease in estimated loss adjustment expenses (approximately $80 million) as well as a decrease in severity on primary defaults (approximately $80 million). These decreases in losses incurred were offset by an increase in the estimated claim rate (approximately $65 million). The decrease in estimated loss adjustment expense was based on recent historical trends in the costs associated with resolving a claim. The decrease in the severity was based on the resolution of approximately 37% of the prior year default inventory. The increase in the claim rate was also based on this resolution, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. The additional offsetting increase in losses incurred related to prior years (approximately $10 million) related to pool reserves and reinsurance.

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

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at June 30, 2012 and December 31, 2011 and approximated $130 million and $114 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

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

Aging of the Primary Default Inventory

	June 30, 2012		December 31, 2011		June 30, 2011

Consecutive months in default
3 months or less	24,488	16%	31,456	18%	30,107	16%
4 - 11 months	38,400	25%	46,352	26%	48,148	26%
12 months or more	91,102	59%	97,831	56%	106,197	58%

Total primary default inventory	153,990	100%	175,639	100%	184,452	100%

Primary claims received inventory included in ending default inventory (1)	13,421	9%	12,610	7%	14,504	8%

 (1) As discussed in Note 5 – “Litigation and contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first six months of 2012. In addition, as of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide.

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent
	June 30, 2012		December 31, 2011		June 30, 2011

3 payments or less	33,677	22%	42,804	24%	40,968	22%
4 - 11 payments	39,744	26%	47,864	27%	51,523	28%
12 payments or more	80,569	52%	84,971	49%	91,961	50%

Total primary default inventory	153,990	100%	175,639	100%	184,452	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first six months of 2012, rescissions mitigated our paid losses by approximately $144 million (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 10% to 17% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As discussed in Note 5 – “Litigation and contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first six months of 2012. In addition, as of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation. At June 30, 2012, we had 153,990 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In billions)

Estimated rescission reduction - beginning reserve	$0.6	$1.1	$0.7	$1.3

Estimated rescission reduction - losses incurred	-	-	-	-

Rescission reduction - paid claims	-	0.2	0.1	0.4
Amounts that may have been applied to a deductible	-	-	-	-
Net rescission reduction - paid claims	-	0.2	0.1	0.4

Estimated rescission reduction - ending reserve	$0.6	$0.9	$0.6	$0.9

At June 30, 2012, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2012 and December 31, 2011 the estimate of this liability totaled $55 million and $58 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and contingencies.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. One GSE approved our proposed settlement agreement with one customer and subsequently we entered into definitive agreements with that customer covering loans that have been purchased by that GSE and loans that were not purchased by either GSE. We believe that it is probable (within the meaning of ASC 450-20) that the proposed agreement will be approved by the other GSE. As a result, we considered the terms of the proposed agreement when establishing our loss reserves at June 30, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at June 30, 2012. The terms of our settlement agreements vary and there can be no assurances that either GSE will approve any other settlement agreements. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

A rollforward of our primary default inventory for the three and six months ended June 30, 2012 and 2011 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Default inventory at beginning of period	160,473	195,885	175,639	214,724
Plus: New Notices	32,241	39,972	67,022	83,167
Less: Cures	(26,368)	(35,832)	(63,512)	(81,471)
Less: Paids (including those charged to a deductible or captive)	(11,738)	(13,553)	(23,647)	(27,019)
Less: Rescissions and denials	(618)	(2,020)	(1,512)	(4,949)
Default inventory at end of period	153,990	184,452	153,990	184,452

Pool insurance notice inventory decreased from 32,971 at December 31, 2011 to 25,178 at June 30, 2012. The pool insurance notice inventory was 36,552 at June 30, 2011.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at June 30, 2012, December 31, 2011 and June 30, 2011 appear in the table below.

	June 30,	December 31,	June 30,
	2012	2011	2011
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(899)	$(961)	$(1,060)

Established loss reserves	806	826	901

Net deficiency	$(93)	$(135)	$(159)

The decrease in the premium deficiency reserve for the three and six months ended June 30, 2012 was $27 million and $42 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the three and six months ended June 30, 2012 are both primarily related to higher estimated ultimate losses. The decrease in the premium deficiency reserve for the three and six months ended June 30, 2011 was $11 million and $20 million, respectively. The net change in assumptions for the three and six months of 2011 are both primarily related to lower estimated ultimate losses and higher estimated ultimate premiums.

	Three Months Ended		Six Months Ended
	June 30, 2012
	(In millions)

Premium Deficiency Reserve at beginning of period		$(121)		$(135)

Paid claims and loss adjustment expenses	$76		$152
Increase (decrease) in loss reserves	24		(20)
Premium earned	(25)		(53)
Effects of present valuing on future premiums, losses and expenses	2		2

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		77		81

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		(49)		(39)

Premium Deficiency Reserve at end of period		$(93)		$(93)

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

We have a Shareholders Rights Agreement (the “Agreement”), which was amended in July 2012, that seeks to diminish the risk that our ability to use our net operating losses (“NOLs”) to reduce potential future federal income tax obligations may become substantially limited and to deter certain abusive takeover practices. The benefit of the NOLs, would be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, if we were to experience an “ownership change” as defined by Section 382 of the Internal Revenue Code.

Under the Agreement each outstanding share of our Common Stock is accompanied by one Right. The Distribution Date occurs on the earlier of ten days after a public announcement that a person has become an Acquiring Person, or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in a person becoming an Acquiring Person. An Acquiring Person is any person that becomes, by itself or together with its affiliates and associates, a beneficial owner of 5% or more of the shares of our Common Stock then outstanding, but excludes, among others, certain exempt and grandfathered persons as defined in the Agreement. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-half of one share of our Common Stock at a Purchase Price of $14 per full share (equivalent to $7.00 for each one-half share), subject to adjustment. Each exercisable Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of our shares of Common Stock (or if after the Shares Acquisition Date, we are acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on August 1, 2015, or earlier as described in the Agreement. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through our subsidiary MGIC, we are the leading provider of private mortgage insurance in the United States, as measured by insurance in force, to the home mortgage lending industry.

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

•
Whether we will prevail in legal proceedings challenging whether our rescissions were proper or if we enter into material resolution arrangements. For additional information about this challenge and other potentially significant challenges that we face, see “Rescissions” below as well as our risk factors titled “Our losses could increase if rescission rates decrease faster than we are projecting, we do not prevail in proceedings challenging whether our rescissions were proper or we enter into material resolution arrangements,” “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” and “A revised settlement agreement or the outcome of possible litigation may be more costly than the proposed settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007.” An adverse outcome in these matters would negatively impact our capital position. See discussion of this challenge under “Capital” below.

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

Capital

Insurance regulators

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and the first six months of 2012. While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At June 30, 2012, MGIC’s preliminary risk-to-capital ratio was 27.8 to 1, exceeding the maximum allowed by many jurisdictions, and its preliminary policyholder position was $211 million below the required MPP of $1.3 billion. We expect MGIC’s risk-to-capital ratio to grow and to continue to exceed 25 to 1. At June 30, 2012, the preliminary risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 30.0 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

Under a statutory accounting principle that became effective January 1, 2012, because MGIC’s June 30, 2012 risk-to-capital ratio exceeded 25 to 1 before considering deferred tax assets, MGIC received no benefit to statutory capital for those assets. At March 31, 2012, $141 million of deferred tax assets were included in statutory capital and their exclusion at June 30, 2012, negatively impacted our statutory capital.

Although we do not meet the Capital Requirements of Wisconsin, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. The OCI Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the OCI Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the OCI Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, excluding MGIC Indemnity Corporation (“MIC”) and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of June 30, 2012, “Liquid Assets” were approximately $5.4 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after June 30, 2012 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “A revised settlement agreement or the outcome of possible litigation may be more costly than the proposed settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007.”

MGIC applied for waivers in the other jurisdictions with Capital Requirements and, at this time, has received waivers from five of them, one of which allows a maximum risk-to-capital ratio of 31.5 to 1. One jurisdiction has denied our request for a waiver and two others have either denied our request or are expected to deny our request because their laws do not allow for waivers. We are awaiting a response from seven other jurisdictions, some of which may deny our request.

As part of our longstanding plan to write new business in MIC, a direct subsidiary of MGIC, and pursuant to the OCI Order, MGIC contributed $200 million to MIC in January 2012. As of June 30, 2012, MIC had statutory capital of $440 million. In the third quarter of 2012, we will begin writing new mortgage insurance in MIC in those jurisdictions that have declined to waive or have not yet waived their Capital Requirements for MGIC. Those jurisdictions are California, Florida, New Jersey, North Carolina, Ohio, Oregon and Texas (the “Specified Jurisdictions”), as well as New York, Idaho and Puerto Rico. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from Fannie Mae and Freddie Mac (the “GSEs”) and the OCI to write business in all of the jurisdictions that have not waived their Capital Requirements for MGIC.

Under an agreement in place with Fannie Mae, MIC will be eligible to write mortgage insurance through December 31, 2013, only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and to obtain a waiver of them. The agreement with Fannie Mae, contains certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2012. Such conditions include the continued effectiveness of the OCI Order and the continued applicability of the Keepwell Provision of the OCI Order. We cannot assure you that the OCI will not modify or revoke the OCI Order, or that it will renew it when it expires.

Under a letter dated January 23, 2012, Freddie Mac approved MIC to write business only in certain jurisdictions where MGIC does not meet the Capital Requirements and does not obtain waivers of them. Because Freddie Mac anticipated that MGIC would obtain waivers of the minimum Capital Requirements of most jurisdictions, approval of MIC as an eligible mortgage insurer was originally only given for five jurisdictions. We have now received waivers (or their equivalent) of the Capital Requirements for two of those jurisdictions. The January 23, 2012 approval from Freddie Mac, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the SEC on January 24, 2012. Such conditions, which remain in effect, include requirements that while MIC is writing new business under the Freddie Mac approval, MIC may not exceed a risk-to-capital ratio of 20:1; MGIC and MIC comply with all terms and conditions of the OCI Order, the OCI Order remain effective, and that MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC. As requested by the OCI, we have notified Freddie Mac that the OCI has objected to this last requirement and others contained in the Freddie Mac approval because those requirements do not recognize the OCI’s statutory authority and obligations. In this regard, see the third condition to the August 1, 2012 Freddie Mac approval referred to in the next paragraph. We cannot assure you that the OCI will not modify or revoke the OCI Order, or that it will renew it when it expires. Freddie Mac has approved MIC as an eligible insurer only through December 31, 2012 and Freddie Mac may modify the terms and conditions of its approval at any time without notice and may withdraw its approval of MIC as an eligible insurer at any time in its sole discretion. Unless Freddie Mac extends the term of its approval of MIC, whether MIC will continue as an eligible mortgage insurer after December 31, 2012 will be determined by Freddie Mac’s mortgage insurer eligibility requirements then in effect.

Under a letter dated August 1, 2012, Freddie Mac also approved MIC to write business in the Specified Jurisdictions, subject to the following conditions: (1) a $200 million capital contribution to MGIC by our holding company be made on or before September 30, 2012; (2) substantial agreement to a settlement of our dispute with Freddie Mac regarding the interpretation of certain pool policies be reached on or before October 31, 2012; and (3) agreement by the OCI that MIC’s capital will be available to MGIC for payment of MGIC’s claims in full on an uninterrupted basis be received on or before December 31, 2012. Any settlement of our dispute with Freddie Mac regarding the interpretation of certain pool policies will negatively impact our statutory capital and, depending on the amount, could exacerbate materially the current non-compliance with Capital Requirements. Freddie Mac’s August 1, 2012 approval may be withdrawn at any time and ends December 31, 2012. This approval is only summarized above and is included as an exhibit to our Form 8-K filed with the SEC on August 2, 2012.  Earlier this week, our senior management discussed Freddie Mac’s August 1 letter with Freddie Mac’s senior management. We anticipate that in the coming weeks additional discussions will take place with Freddie Mac, Fannie Mae, the OCI and FHFA regarding the August 1 letter.  We cannot predict the course or outcome of these discussions, or whether an agreement will be reached under which Freddie Mac maintains and/or extends its approval of MIC as an eligible mortgage insurer. We do not anticipate providing further information regarding these discussions while they are underway. For more information about GSE requirements, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

Insurance departments, in their sole discretion, may modify, terminate or extend their waivers of Capital Requirements. If an insurance department other than the OCI modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business in that particular jurisdiction. Also, depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to insure loans purchased or guaranteed by Fannie Mae or Freddie Mac. If this were to occur, we would need to seek the GSEs’ approval to allow MIC to write business in those jurisdictions.

If one GSE does not approve MIC in all jurisdictions that have not waived their Capital Requirements for MGIC, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until loan origination is complete and mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business on a nationwide basis utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere.  In addition, the terms of Freddie Mac's August 1, 2012 letter may discourage some lenders from selecting MGIC or MIC as a mortgage insurer.

The OCI, in its sole discretion, may modify, terminate or extend its waiver of Capital Requirements, although any modification or extension of the Keepwell Provision requires our written consent. If the OCI modifies or terminates its waiver, or if it fails to renew its waiver upon expiration, depending on the circumstances, MGIC could be prevented from writing new business in all jurisdictions if MGIC does not comply with the Capital Requirements. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business. Furthermore, if the OCI revokes or fails to renew MGIC’s waiver, MIC’s ability to write new business would be severely limited because the GSEs’ approval of MIC is conditioned upon the continued effectiveness of the OCI Order.

We cannot assure you that we will receive a waiver of all Capital Requirements; that the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires; or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. At present, the amount of additional capital we would need to comply with the Capital Requirements would be substantial. See our risk factor titled “Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.” We also cannot assure you that the GSEs will approve MIC to write new business in those jurisdictions in which MGIC is unable to do so.

For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could exacerbate materially the current non-compliance with Capital Requirements, see our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “A revised settlement agreement or the outcome of possible litigation may be more costly than the proposed settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007.” As discussed below, in accordance with Accounting Standards Codification (“ASC”) 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in litigation or other dispute resolution proceedings. An accrual, if required and depending on the amount, could exacerbate materially the current non-compliance with Capital Requirements. In addition to the factors listed above, our statutory capital and compliance with Capital Requirements could be negatively affected by an unfunded pension liability. An unfunded pension liability for statutory capital purposes may result from increases in pension benefit obligations due to a lower discount rate assumption or decreases to the fair value of pension plan assets due to poor asset performance, as well as changes in certain other actuarial assumptions.

Since mid-2011, two of our competitors, Republic Mortgage Insurance Company (“RMIC”) and PMI Mortgage Insurance Co. (“PMI”), ceased writing new insurance commitments, were placed under the supervision of the insurance departments of their respective domiciliary states and are subject to partial claim payment plans, under which their claim payments will be made at 50% for a certain period of time, with the remaining amount deferred. (PMI’s parent company subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.) In addition, in 2008, Triad Guaranty Insurance Corporation ceased writing new business and entered into voluntary run-off.  It is also subject to a partial payment plan ordered by its domiciliary state.

MGIC’s failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even though it does not meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see Note 5 – “Litigation and contingencies and our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”)

GSEs

           The GSEs have approved MGIC as an eligible mortgage insurer, under remediation plans, even though our insurer financial strength (IFS) rating is below the published GSE minimum.  The GSEs may change the requirements under our remediation plans or fail to renew, when they expire, their approvals of MIC as an eligible insurer.  These possibilities could result from changes imposed on the GSEs by their regulator or due to an actual or GSE-projected deterioration in our capital position. For additional information about this challenge see our risk factors titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements,” “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” and “We have reported losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.”

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first six months of 2012, rescissions mitigated our paid losses by approximately $144 million (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 10% to 17% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As discussed in Note 5 – “Litigation and contingencies” and noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first six months of 2012. In addition, as of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation. At June 30, 2012, we had 153,990 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In billions)

Estimated rescission reduction - beginning reserve	$0.6	$1.1	$0.7	$1.3

Estimated rescission reduction - losses incurred	-	-	-	-

Rescission reduction - paid claims	-	0.2	0.1	0.4
Amounts that may have been applied to a deductible	-	-	-	-
Net rescission reduction - paid claims	-	0.2	0.1	0.4

Estimated rescission reduction - ending reserve	$0.6	$0.9	$0.6	$0.9

At June 30, 2012, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2012 and December 31, 2011 the estimate of this liability totaled $55 million and $58 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and contingencies” and our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. One GSE approved our proposed settlement agreement with one customer and subsequently we entered into definitive agreements with that customer covering loans that have been purchased by that GSE and loans that were not purchased by either GSE. We believe that it is probable (within the meaning of ASC 450-20) that the proposed agreement will be approved by the other GSE. As a result, we considered the terms of the proposed agreement when establishing our loss reserves at June 30, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at June 30, 2012. The terms of our settlement agreements vary and there can be no assurances that either GSE will approve any other settlement agreements. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators requested public comments on a proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. The following table shows the percentage of our new risk written by LTV for 2011 and the first six months of 2012.

	Percentage of new risk written
	YTD	Full Year
	June 30, 2012	2011
LTV:
80% and under	0%	0%
80.1% - 85%	6%	6%
85.1 - 90%	37%	41%
90.1 - 95%	53%	50%
95.1 - 97%	4%	3%
> 97%	0%	0%

The regulators also requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90% and higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in each of 2011 and the first six months of 2012 was on loans that would have met the alternative QRM definition.

The regulators also requested that the public comments include information that may be used to assess whether mortgage insurance reduces the risk of default. We submitted a comment letter, including studies to the effect that mortgage insurance reduces the risk of default.

The public comment period for the proposed rule expired on August 1, 2011. At this time we do not know when a final rule will be issued, although the final rule is not expected until, at the earliest, 2013. Under the proposed rule, because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans.

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

GSE Reform

In September 2008, the Federal Housing Finance Agency (“FHFA”) was appointed as the conservator of the GSEs. As their conservator, FHFA has the authority to control and direct the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market, our industry’s inability, due to capital constraints, to write sufficient business to meet the needs of the GSEs or other factors may increase the likelihood that the business practices of the GSEs change in ways that may have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released on February 11, 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market. Members of Congress have since introduced several bills intended to scale back the GSEs. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Any changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2011 and the first six months of 2012, nearly all of our volume was on loans with GSE standard coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

Both of the GSEs have guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s Investors Service is B2, and is on review for further downgrade, and from Standard & Poor’s Rating Services is B-, with a negative outlook.) For information about how these guidelines could affect us, see “Capital – GSEs” above and our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010, 2011 and the first six months of 2012, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion, $1.8 billion and $575 million, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be. For internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 9,890 loans in our primary delinquent inventory at June 30, 2012 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through June 30, 2012 approximately 41,870 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2011 and the first six months of 2012, approximately 18% and 15%, respectively, of our primary cures were the result of a modification, with HAMP accounting for approximately 70% and 74% of those modifications, respectively. By comparison, in 2010, approximately 27% of our primary cures were the result of a modification, with HAMP accounting for approximately 60% of those modifications. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time. Recent announcements by the U.S. Treasury have extended the end date of the HAMP program through 2013, expanded the eligibility criteria of HAMP and increased lenders’ incentives to modify loans through principal forgiveness. Approximately 67% of the loans in our primary delinquent inventory are guaranteed by the GSEs. The GSEs have informed us that they already use expanded criteria (beyond the HAMP guidelines) for determining eligibility for loan modification and currently do not offer principal forgiveness. Therefore, we currently expect new loan modifications will continue to only modestly mitigate our losses in 2012.

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

In response to the significant increase in the number of foreclosures that began in 2009, various government entities and private parties have from time to time enacted foreclosure (or equivalent) moratoriums and suspensions (which we collectively refer to as moratoriums). In October 2010, a number of mortgage servicers temporarily halted some or all of the foreclosures they were processing after discovering deficiencies in their foreclosure processes and those of their service providers.  In response to the deficiencies, some states changed their foreclosure laws to require additional review and verification of the accuracy of foreclosure filings. Some states also added requirements to the foreclosure process, including mediation processes and requirements to file new affidavits.  Certain state courts have issued rulings calling into question the validity of some existing foreclosure practices. These actions halted or significantly delayed foreclosures. Furthermore five of the nation’s largest mortgage servicers agreed to implement new servicing and foreclosure practices as part of a settlement announced in February 2012, with the federal government and the attorneys general of 49 states.

Past moratoriums or delays were designed to afford time to determine whether loans could be modified and did not stop the accrual of interest or affect other expenses on a loan, and we cannot predict whether any future moratorium or lengthened timeframes would do so. Therefore, unless a loan is cured during a moratorium or delay, at the completion of a foreclosure, additional interest and expenses may be due to the lender from the borrower. In some circumstances, our paid claim amount may include some additional interest and expenses. For moratoriums or delays resulting from investigations into servicers and other parties’ actions in foreclosure proceedings, our willingness to pay additional interest and expenses may be different, subject to the terms of our mortgage insurance policies. The various moratoriums and extended timeframes may temporarily delay our receipt of claims and may increase the length of time a loan remains in our delinquent loan inventory.

We do not know what effect improprieties that may have occurred in a particular foreclosure have on the validity of that foreclosure, once it was completed and the property transferred to the lender. Under our policy, in general, completion of a foreclosure is a condition precedent to the filing of a claim. Beginning in 2011 and from time to time, various courts have ruled that servicers did not provide sufficient evidence that they were the holders of the mortgages and therefore they lacked authority to foreclose. Some courts in other jurisdictions have considered similar issues and reached similar conclusions, but other courts have reached different conclusions. These decisions have not had a direct impact on our claims processes or rescissions.

Factors Affecting Our Results

Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•
New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations and the matters in Freddie Mac’s August 1, 2012 letter.  New insurance written does not include loans previously insured by us which are modified, such as loans modified under the Home Affordable Refinance Program.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at June 30, 2012 is comprised of $100.1 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below. At June 30, 2012, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $361.2 million, with the unamortized discount reflected in equity.

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

Summary of 2012 Second Quarter Results

Our results of operations for the second quarter of 2012 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the second quarter of 2012 decreased when compared to the same period in 2011.  The decrease was due to our lower average insurance in force as well as an increase in premium refunds related to rescissions and paid claims (when a claim is paid we return any premium received since the date of default), partially offset by the continued decline of premiums ceded to captives.

•	Investment income

Investment income in the second quarter of 2012 was lower when compared to the same period in 2011 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the second quarter of 2012 included $26.6 million in net realized gains on the sale of fixed income investments, compared to $21.7 million in net gains on sales during the second quarter of 2011. We recognized $0.3 million in other-than-temporary impairments during the second quarter of 2012. There were no other-than-temporary impairments in the second quarter of 2011. The gross unrealized gains on our investment portfolio were approximately $83 million at June 30, 2012.

•	Other revenue

Other revenue for the second quarter of 2012 increased compared to the second quarter of 2011 primarily due to $17.8 million of gains recognized on the repurchases of the Senior Notes due in November 2015, compared to $3.2 million of gains recognized in the second quarter of 2011 on repurchases of these notes.

•	Losses incurred

Losses incurred for the second quarter of 2012 increased compared to the same period in 2011 primarily due to a larger increase in the estimated claim rate compared to the same period last year. The estimated severity remained relatively flat in each of the second quarters of 2012 and 2011. The primary default inventory decreased by 6,483 delinquencies in the second quarter of 2012, compared to a decrease of 11,433 in the second quarter of 2011. Losses incurred for the second quarter of 2012 also increased compared to the first quarter of 2012 primarily due to a larger increase in the estimated claim rate compared to the first quarter of 2012.

•	Change in premium deficiency reserve

During the second quarter of 2012 the premium deficiency reserve on Wall Street bulk transactions declined from $121 million, as of March 31, 2012, to $93 million as of June 30, 2012. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in assumptions for the second quarter of 2012 is primarily related to higher estimated ultimate losses. The $93 million premium deficiency reserve as of June 30, 2012 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for the second quarter of 2012 decreased when compared to the same period in 2011. The decrease reflects our reductions in headcount.

•	Interest expense

Interest expense for the second quarter of 2012 decreased slightly when compared to the same period in 2011. The decrease is primarily due to lower interest on our Senior Notes due to repayments and repurchases, partially offset by an increase in amortization on our junior debentures.

•	Provision for income taxes

We had a benefit from income taxes of ($2.9) and ($10.1) million in the second quarter of 2012 and 2011, respectively. The benefit from income taxes was reduced by $98.5 million and $53.7 million due to the recognition of a valuation allowance for the three months ended June 30, 2012 and 2011, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Total Primary NIW (In billions)	$5.9	$3.1	$10.1	$6.1

Refinance volume as a % of primary
NIW	32%	16%	36%	26%

The increase in new insurance written in 2012, compared to 2011, was partially due to larger origination volume as well as a modest increase in the private mortgage insurance industry’s market share. Our industry continues to regain market share from the FHA but the pace of that recovery is slower than we expected given the continued differences in underwriting guidelines, loan level price adjustments by the GSEs and the secondary market benefits associated with government insured loans versus loans insured by the private sector.

As discussed in Note 1 – “Basis of presentation-Capital” to our consolidated financial statements, PMI Mortgage Insurance Company and Republic Mortgage Insurance Company ceased writing business in 2011. Based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. Most of the market share of these two former competitors has gone to other mortgage insurers and not to us because, among other reasons, some competitors have materially lower premiums than we do on single premium policies, one of these competitors also uses a risk weighted pricing model that typically results in lower premiums than we charge on certain loans and one of these competitors has effectively delegated underwriting to the GSEs. We continuously monitor the competitive landscape and make adjustments to our pricing and underwriting guidelines as warranted. In the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. In each of 2011 and the first quarter of 2012, loans with credit scores of 760 or higher represented approximately 55% of our new insurance written. If the lower premium rates had been in place during 2011, our average premium rate on new business would have decreased from approximately 61 basis points to approximately 57 basis points, all other things being equal. While a decrease in premium rates on a significant portion of our new insurance written will reduce revenue, it is possible that our new insurance written will increase in the future as a result of the lower premium rates and it is unclear what the net effect of the changes will be on our future premiums.

The FHA substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers. However, the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), may allow us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, the FHA’s share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs; future increases in guarantee fees charged by the GSEs; changes to the FHA’s annual premiums that are expected to be phased in over the next two years; and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

We expect new insurance written in 2012 to increase over the level written in 2011. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 5% of the loans we insured in 2011 and fewer than 3% of the loans we insured in the first six months of 2012. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guidelines or financial reserves slightly below our guidelines. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. As noted above and in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses,” in the first six months of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy that limits our ability to rescind coverage on loans that meet the conditions in that endorsement, which is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012). Availability of the endorsement is subject to approval in specified jurisdictions. We expect that eventually a significant portion of our new insurance written will have rescission terms equivalent to those in this endorsement. The GSEs have advised us that loans insured under the endorsement will be eligible for sale to the GSEs.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In billions)

NIW	$5.9	$3.1	$10.1	$6.1
Cancellations	(8.2)	(7.6)	(16.3)	(15.0)

Change in primary insurance in force	$(2.3)	$(4.5)	$(6.2)	$(8.9)

Direct primary insurance in force as of June 30,	$166.7	$182.4

Direct primary risk in force as of June 30,	$42.9	$46.8

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

Our persistency rate was 81.4% at June 30, 2012 compared to 82.9% at December 31, 2011 and 83.3% at June 30, 2011. These persistency rates reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of June 30, 2012, included approximately 73,700 loans with insurance in force of approximately $11.5 billion and risk in force of approximately $3.5 billion, which is approximately 67% of our bulk risk in force.

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

Our direct pool risk in force was $1.5 billion ($0.5 billion on pool policies with aggregate loss limits and $1.0 billion on pool policies without aggregate loss limits) at June 30, 2012 compared to $1.9 billion ($0.7 billion on pool policies with aggregate loss limits and $1.2 billion on pool policies without aggregate loss limits) at December 31, 2011. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under eleven pool insurance policies that insure loans for a fixed period, usually ten years, after which the “sunset” date is reached and coverage terminates. These eleven policies, which each cover numerous individual loan pools, share a single, consolidated aggregate loss limit calculated based upon the initial principal balance of all loans insured under the policies. We believe that under the policies this aggregate loss limit decreases when an individual pool reaches its sunset date and thus the loans in that pool are no longer insured. Freddie Mac’s position is that under the policies the expiration of coverage on individual loan pools has no effect on the aggregate loss limit, which remains at the same level until the last of the policies that provide coverage for any of the pools terminates. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation of the policies than under our interpretation. A specimen of the policies at issue is filed as Exhibit 99.6 to our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 29, 2012.

On May 16, 2012, MGIC filed a lawsuit in U.S. District Court for the Eastern District of Wisconsin (the “Wisconsin Court”) against Freddie Mac and FHFA seeking declaratory relief regarding the proper interpretation of the pool insurance policies (“MGIC’s Lawsuit”). On June 8, 2012, Freddie Mac filed a motion to dismiss, stay, or transfer MGIC’s Lawsuit to the U.S. District Court for the Eastern District of Virginia (the “Virginia Court”). On July 20, 2012, FHFA made a motion to dismiss MGIC’s Lawsuit on the ground that the Wisconsin Court lacks subject matter jurisdiction. These motions are currently pending.

On May 17, 2012, Freddie Mac filed a lawsuit in the Virginia Court against MGIC effectively seeking declaratory judgment regarding the proper interpretation of the pool insurance policies and on June 14, 2012, FHFA was added as a plaintiff (“Freddie Mac’s Lawsuit”). On July 5, 2012, the Virginia Court granted our motion to transfer Freddie Mac’s Lawsuit to the Wisconsin Court, but it stayed the transfer pending the Wisconsin Court’s determining that it had subject matter jurisdiction. Freddie Mac has asked the Virginia Court to reconsider its transfer decision.

We account for losses under our interpretation of the pool insurance policies although it is reasonably possible that our interpretation will not prevail in the proceedings described above. The differing interpretations had no effect on our results until the second quarter of 2011. For 2011 and the first six months of 2012, our incurred losses would have been $192 million and $85 million higher, respectively, had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted. As noted under “Overview - Capital - Insurance regulators” above, the August 1, 2012 Freddie Mac approval of MIC as an eligible insurer is subject to substantial agreement to a settlement of our dispute with Freddie Mac being reached on or before October 31, 2012. For more information about the August 1, 2012 Freddie Mac approval, our capital and Capital Requirements, see our risk factor titled “ Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters.

Net premiums written and earned

Net premiums written and earned during the second quarter and first six months of 2012 decreased when compared to the same period in 2011.  The decrease was due to our lower average insurance in force as well as an increase in premium refunds related to rescissions and paid claims, partially offset by the continued decline of premiums ceded to captives.

We expect our average insurance in force to continue to decline in 2012 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) for the remainder of 2012 to continue at approximately the level experienced during the first half of 2012.

Risk sharing arrangements

For the quarter ended June 30, 2012, approximately 5% of our flow new insurance written was subject to reinsurance arrangements with lender captives which was comparable to the year ended December 31, 2011. We expect the percentage of new insurance written subject to risk sharing arrangements to also approximate 5% for the remainder of 2012.

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

See discussion under “-Losses—Losses incurred” regarding losses assumed by captives. In addition, see our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” for a discussion of litigation and requests for information regarding captive reinsurance arrangements.

Investment income

Investment income in the second quarter and first six months of 2012 was lower when compared to the same periods in 2011 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in the average investment yield. The average maturity of our investments has continued to decrease, as discussed under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.4% at June 30, 2012 compared to 2.8% at December 31, 2011 and 3.1% at June 30, 2011.

We continue to expect a decline in investment income throughout 2012, compared to 2011, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Realized gains and other-than-temporary impairments

Net realized investment gains for the second quarter and first six months of 2012 included $26.6 million and $104.2 million, respectively in net realized gains on the sale of fixed income investments. As we did in the later part of 2011, we elected to realize these gains, by selling certain securities, given the favorable market conditions experienced in 2011 and the first half of 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce our investments in tax exempt municipal securities and increase our investments in taxable securities. For statutory purposes investments are generally held at amortized cost, therefore the realized gains increased our statutory policyholders’ position or statutory capital. The gross unrealized gains on our investment portfolio were approximately $83 million at June 30, 2012.

We realized other-than-temporary impairments of $0.3 million in the second quarter and first six months of 2012. There were no other-than-temporary impairments recognized in the second quarter or first six months of 2011.

Other revenue

     Other revenue for the second quarter and first six months of 2012 increased when compared to the same periods in 2011 due to $17.8 million of gains recognized in the second quarter of 2012 on the repurchase of $70.9 million in par value of our 5.375% Senior Notes due in November 2015, compared to $3.2 million of gains recognized in the second quarter of 2011 on the repurchase of $55 in par value of our 5.375% Senior Notes.

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

Losses incurred

Losses incurred for the second quarter of 2012 increased compared to the same period in 2011 primarily due to a larger increase in the estimated claim rate compared to the same period last year. The estimated severity remained relatively flat in each of the second quarters of 2012 and 2011. The primary default inventory decreased by 6,483 delinquencies in the second quarter of 2012, compared to a decrease of 11,433 in the second quarter of 2011. Losses incurred for the second quarter of 2012 also increased compared to the first quarter of 2012 primarily due to a larger increase in the estimated claim rate compared to the first quarter of 2012.

In the first half of 2012, net losses incurred were $888 million, comprised of $674 million of current year loss development and $214 million of unfavorable prior years’ loss development. In the first half of 2011, net losses incurred were $770 million, comprised of $855 million of current year loss development, offset by $85 million of favorable prior years’ loss development. See Note 12 – “Loss reserves” to our consolidated financial statements.

Losses incurred on default notices received in the current year decreased in the first half of 2012 compared to the same period in 2011 primarily due to a decrease in the number of new default notices received, net of cures, compared to the prior period.

The amount of losses incurred relating to default notices received in prior years represents the actual claim rate and severity associated with those default notices resolved in the current year to the extent it differs from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the claim rate and severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure. The $214 million increase in losses incurred in the first half of 2012 that was related to defaults that occurred in prior years resulted primarily from an increase in the estimated claim rate on primary defaults (approximately $230 million). The increase in the claim rate was based on a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. Recent experience on defaults that are 12 months or more delinquent has increased our estimate of the claim rate. The offsetting decrease in losses incurred that was related to defaults that occurred in prior years (approximately $16 million) related to pool reserves, LAE reserves and reinsurance.

The $85 million decrease in losses incurred in the first half of 2011 that was related to defaults that occurred in prior years resulted primarily from a decrease in estimated loss adjustment expenses (approximately $80 million) as well as a decrease in severity on primary defaults (approximately $80 million). These decreases in losses incurred were offset by an increase in the estimated claim rate (approximately $65 million). The decrease in estimated loss adjustment expense was based on recent historical trends in the costs associated with resolving a claim. The decrease in the severity was based on the resolution of approximately 37% of the prior year default inventory. The increase in the claim rate was also based on this resolution, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. The additional offsetting increase in losses incurred related to prior years (approximately $10 million) related to pool reserves and reinsurance.

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

Aging of the Primary Default Inventory

	June 30, 2012		December 31, 2011		June 30, 2011

Consecutive months in default
3 months or less	24,488	16%	31,456	18%	30,107	16%
4 - 11 months	38,400	25%	46,352	26%	48,148	26%
12 months or more	91,102	59%	97,831	56%	106,197	58%

Total primary default inventory	153,990	100%	175,639	100%	184,452	100%

Primary claims received inventory included in ending default inventory (1)	13,421	9%	12,610	7%	14,504	8%

 (1) As noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first six months of 2012. In addition, as of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide.

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	June 30, 2012		December 31, 2011		June 30, 2011

3 payments or less	33,677	22%	42,804	24%	40,968	22%
4 - 11 payments	39,744	26%	47,864	27%	51,523	28%
12 payments or more	80,569	52%	84,971	49%	91,961	50%

Total primary default inventory	153,990	100%	175,639	100%	184,452	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Historically, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first six months of 2012, rescissions mitigated our paid losses by approximately $144 million (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 10% to 17% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As discussed in Note 5 – “Litigation and contingencies” and noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first six months of 2012. In addition, as of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation. At June 30, 2012, we had 153,990 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In billions)

Estimated rescission reduction - beginning reserve	$0.6	$1.1	$0.7	$1.3

Estimated rescission reduction - losses incurred	-	-	-	-

Rescission reduction - paid claims	-	0.2	0.1	0.4
Amounts that may have been applied to a deductible	-	-	-	-
Net rescission reduction - paid claims	-	0.2	0.1	0.4

Estimated rescission reduction - ending reserve	$0.6	$0.9	$0.6	$0.9

At June 30, 2012, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2012 and December 31, 2011 the estimate of this liability totaled $55 million and $58 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and contingencies” and our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. One GSE approved our proposed settlement agreement with one customer and subsequently we entered into definitive agreements with that customer covering loans that have been purchased by that GSE and loans that were not purchased by either GSE. We believe that it is probable (within the meaning of ASC 450-20) that the proposed agreement will be approved by the other GSE. As a result, we considered the terms of the proposed agreement when establishing our loss reserves at June 30, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at June 30, 2012. The terms of our settlement agreements vary and there can be no assurances that either GSE will approve any other settlement agreements. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of June 30, 2012
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q3 2010	18.4%	99.9%
Q4 2010	16.8%	99.5%
Q1 2011	13.3%	98.5%
Q2 2011	10.3%	97.3%
Q3 2011	7.7%	95.9%
Q4 2011	6.1%	92.5%

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
Note: As noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first six months of 2012. In addition, as of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

We anticipate that the ever-to-date rescission rate on the more recent quarters will increase as the ever-to-date resolution percentage moves closer to 100%.

As discussed under “–Risk sharing arrangements,” approximately 5% of our flow new insurance written is subject to reinsurance arrangements with lender captives. Captive agreements are written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $122 million at June 30, 2012 which was supported by $334 million of trust assets, while at December 31, 2011 the reinsurance recoverable on loss reserves related to captives was $142 million which was supported by $359 million of trust assets. As of June 30, 2012 and December 31, 2011 there was an additional $26 million and $27 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. For additional discussion regarding our captive arrangements see “Losses—Losses incurred” in our 10-K MD&A.

In the second quarter and first six months of 2012 the captive arrangements reduced our losses incurred by approximately $13 million and $28 million, respectively, compared to $16 million and $29 million, respectively, in the second quarter and first six months of 2011.

A rollforward of our primary default inventory for the three and six months ended June 30, 2012 and 2011 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Default inventory at beginning of period	160,473	195,885	175,639	214,724
Plus: New Notices	32,241	39,972	67,022	83,167
Less: Cures	(26,368)	(35,832)	(63,512)	(81,471)
Less: Paids (including those charged to a deductible or captive)	(11,738)	(13,553)	(23,647)	(27,019)
Less: Rescissions and denials (1)	(618)	(2,020)	(1,512)	(4,949)
Default inventory at end of period	153,990	184,452	153,990	184,452

(1) As noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first six months of 2012. In addition, as of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide.

Information about the composition of the primary default inventory at June 30, 2012, December 31, 2011 and June 30, 2011 appears in the table below.

	June 30,	December 31,	June 30,
	2012	2011	2011

Total loans delinquent (1)	153,990	175,639	184,452
Percentage of loans delinquent (default rate)	14.75%	16.11%	15.80%

Prime loans delinquent (2)	98,447	112,403	115,980
Percentage of prime loans delinquent (default rate)	11.09%	12.20%	11.80%

A-minus loans delinquent (2)	22,428	25,989	26,878
Percent of A-minus loans delinquent (default rate)	32.72%	35.10%	33.50%

Subprime credit loans delinquent (2)	8,175	9,326	9,725
Percentage of subprime credit loans delinquent (default rate)	40.87%	43.60%	42.36%

Reduced documentation loans delinquent (3)	24,940	27,921	31,869
Percentage of reduced documentation loans delinquent (default rate)	36.77%	37.96%	39.04%

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
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 10,083 defaults with a risk of $506.7 million as of June 30, 2012.
(1) At June 30, 2012, December 31, 2011 and June 30, 2011 27,446, 30,250 and 31,902 loans in the default inventory, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at June 30, 2012, December 31, 2011 and June 30, 2011 appear in the table below.

Gross Reserves	June 30, 2012	December 31, 2011	June 30, 2011

Primary:
Direct loss reserves (in millions)	$3,934	$4,249	$4,504
Ending default inventory	153,990	175,639	184,452
Average direct reserve per default	$25,547	$24,193	$24,416

Primary claims received inventory included in ending default inventory	13,421	12,610	14,504

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$148	$278	$535
Without aggregate loss limits	20	21	35
Total pool direct loss reserves	$168	$299	$570

Ending default inventory:
With aggregate loss limits (2)	23,807	31,483	35,136
Without aggregate loss limits	1,371	1,488	1,416
Total pool ending default inventory	25,178	32,971	36,552

Pool claims received inventory included in ending default inventory	1,154	1,398	1,836

Other gross reserves (in millions)	$7	$10	$9

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See “Pool insurance” above for a discussion of our interpretation of the appropriate aggregate loss on a pool policy we have with Freddie Mac. At June 30, 2012 our loss reserves under this policy have been limited under our interpretation of the aggregate. The default inventory includes all items in default under this policy.

The primary default inventory and primary loss reserves by region at June 30, 2012, December 31, 2011 and June 30, 2011 appears in the table below.

Losses by Region

Primary Default Inventory
	June 30,	December 31,	June 30,
Region	2012	2011	2011
Great Lakes	18,572	22,158	23,020
Mid-Atlantic	7,292	8,058	8,342
New England	6,442	6,913	7,047
North Central	18,042	20,860	21,261
Northeast	17,475	18,385	17,572
Pacific	15,927	18,381	21,375
Plains	4,521	5,462	5,981
South Central	17,261	21,035	22,934
Southeast	48,458	54,387	56,920
Total	153,990	175,639	184,452

Primary Loss Reserves
(In millions)
Region	June 30, 2012	December 31, 2011	June 30, 2011
Great Lakes	$310	$348	$366
Mid-Atlantic	185	205	204
New England	164	149	145
North Central	449	454	422
Northeast	319	325	334
Pacific	675	750	813
Plains	74	84	90
South Central	358	413	485
Southeast	1,166	1,198	1,265
Total before IBNR and LAE	$3,700	$3,926	$4,124
IBNR and LAE	234	323	380
Total	$3,934	$4,249	$4,504

Regions contain the states as follows:
Great Lakes:  IN, KY, MI, OH
Mid-Atlantic: DC, DE, MD, VA, WV
New England: CT, MA, ME, NH, RI, VT
North Central:  IL, MN, MO, WI
Northeast:  NJ, NY, PA
Pacific:  CA, HI, NV, OR, WA
Plains: IA, ID, KS, MT, ND, NE, SD, WY
South Central: AK, AZ, CO, LA, NM, OK, TX, UT
Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at June 30, 2012, December 31, 2011 and June 30, 2011 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	June 30,	December 31,	June 30,
	2012	2011	2011
Flow	$2,704	$2,820	$2,921
Bulk	996	1,106	1,203
Total primary reserves	$3,700	$3,926	$4,124

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2012 paid claims) for the three and six months ended June 30, 2012 and 2011 appears in the table below.

Primary average claim paid
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
California	$89,595	$85,831	$88,022	$83,370
Florida	57,706	59,970	57,257	58,662
Illinois	48,638	50,272	48,015	49,075
Arizona	54,626	54,190	55,130	54,887
Michigan	34,526	36,107	33,890	34,994
All other states	43,955	45,042	44,008	44,268

All states	$49,285	$49,853	$49,091	$48,890

The primary average loan size of our insurance in force at June 30, 2012, December 31, 2011 and June 30, 2011 appears in the table below.

Primary average loan size	June 30,	December 31,	June 30,
	2012	2011	2011
Total insurance in force	$159,590	$158,590	$156,220
Prime (FICO 620 & >)	160,260	158,870	156,030
A-Minus (FICO 575-619)	129,860	130,700	129,570
Subprime (FICO < 575)	120,650	121,130	116,730
Reduced doc (All FICOs)(1)	192,230	194,060	195,710

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at June 30, 2012, December 31, 2011 and June 30, 2011 for the top 5 states (based on 2012 paid claims) appears in the table below.

Primary average loan size	June 30,	December 31,	June 30,
	2012	2011	2011
California	$282,503	$284,034	$282,167
Florida	173,410	174,439	173,453
Illinois	154,242	154,084	151,632
Arizona	182,068	182,705	183,210
Michigan	124,522	123,709	121,410
All other states	153,550	152,372	149,996

Information about net paid claims during the three and six months ended June 30, 2012 and 2011 appears in the table below.

Net paid claims (In millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Prime (FICO 620 & >)	$402	$472	$810	$923
A-Minus (FICO 575-619)	63	77	127	153
Subprime (FICO < 575)	18	20	36	39
Reduced doc (All FICOs)(1)	96	108	189	208
Pool	70	170	169	242
Other	1	1	3	2
Direct losses paid	650	848	1,334	1,567
Reinsurance	(25)	(44)	(49)	(92)
Net losses paid	625	804	1,285	1,475
Net LAE paid	11	14	24	30
Net losses and LAE paid before terminations	636	818	1,309	1,505
Reinsurance terminations	-	(2)	-	(3)
Net losses and LAE paid	$636	$816	$1,309	$1,502

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

Primary claims paid for the top 15 states (based on 2012 paid claims) and all other states for the three and six months ended June 30, 2012 and 2011 appears in the table below.

Paid Claims by state (In millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

California	$83	$96	$169	$176
Florida	81	75	152	158
Illinois	36	28	68	54
Arizona	32	52	66	99
Michigan	32	42	61	77
Georgia	26	32	55	69
Nevada	22	31	50	63
Texas	18	29	37	61
Ohio	18	21	35	43
Minnesota	18	20	34	33
Washington	15	19	34	35
Virginia	13	17	28	35
North Carolina	13	11	25	23
Wisconsin	12	13	24	22
Maryland	12	14	23	31
All other states	148	177	301	344
	$579	$677	$1,162	$1,323
Other (Pool, LAE, Reinsurance)	57	139	147	179
Net losses and LAE paid	$636	$816	$1,309	$1,502

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

We understand that the GSEs have recently introduced, or may introduce, new short sale programs that could result in claim payments being accelerated on more recent notices. While a short sale would likely result in the claim being received and paid sooner than would occur through a foreclosure the amount of the claim payment could be less. We do not know what the level of participation in these programs will be.

The primary default inventory for the top 15 states (based on 2012 paid claims) at June 30, 2012, December 31, 2011 and June 30, 2011 appears in the table below.

Primary default inventory by state

	June 30, 2012	December 31, 2011	June 30, 2011
California	7,919	9,542	11,440
Florida	25,296	27,533	29,300
Illinois	10,231	11,420	11,370
Arizona	2,912	3,809	5,098
Michigan	5,700	7,269	8,069
Georgia	5,560	6,744	7,403
Nevada	2,500	3,001	3,853
Texas	7,244	8,961	8,985
Ohio	7,323	8,357	8,375
Minnesota	2,281	2,778	3,045
Washington	3,366	3,467	3,606
Virginia	2,291	2,647	2,924
North Carolina	4,243	4,929	4,885
Wisconsin	3,378	3,945	4,005
Maryland	3,614	3,869	3,830
All other states	60,132	67,368	68,264
	153,990	175,639	184,452

The primary default inventory at June 30, 2012, December 31, 2011 and June 30, 2011 separated between our flow and bulk business appears in the table below.

Primary default inventory
	June 30,	December 31,	June 30,
	2012	2011	2011
Flow	116,798	134,101	139,032
Bulk	37,192	41,538	45,420
	153,990	175,639	184,452

The flow default inventory by policy year at June 30, 2012, December 31, 2011 and June 30, 2011 appears in the table below.

Flow default inventory by policy year

	June 30,	December 31,	June 30,
Policy year:	2012	2011	2011
2002 and prior	10,157	12,006	12,502
2003	6,310	7,403	7,512
2004	8,795	10,116	10,239
2005	13,633	15,594	16,057
2006	19,788	23,078	24,169
2007	44,099	50,664	53,547
2008	12,902	14,247	14,332
2009	836	800	603
2010	212	168	67
2011	59	25	4
2012	7	-	-
	116,798	134,101	139,032

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at June 30, 2012 and December 31, 2011 and approximated $130 million and $114 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

As of June 30, 2012, 26% of our primary insurance in force was written subsequent to December 31, 2008, 41% of our primary insurance in force was written subsequent to December 31, 2007, and 65% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

During the second quarter of 2012, the premium deficiency reserve on Wall Street bulk transactions declined from $121 million, as of March 31, 2012, to $93 million as of June 30, 2012. During the first six months of 2012 the premium deficiency reserve on Wall Street bulk transactions declined by $42 million from $135 million at December 31, 2011.  The $93 million premium deficiency reserve as of June 30, 2012 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at March 31, 2012 was 2.1%.  During the second quarter of 2011, the premium deficiency reserve on Wall Street bulk transactions declined from $170 million, as of March 31, 2011, to $159 million as of June 30, 2011.  During the first six months of 2011 the premium deficiency reserve on Wall Street bulk transactions declined by $20 million from $179 million at December 31, 2010.

The components of the premium deficiency reserve at June 30, 2012, December 31, 2011 and June 30, 2011 appear in the table below.

	June 30,	December 31,	June 30,
	2012	2011	2011
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(899)	$(961)	$(1,060)

Established loss reserves	806	826	901

Net deficiency	$(93)	$(135)	$(159)

The decrease in the premium deficiency reserve for the three and six months ended June 30, 2012 was $27 million and $42 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the three and six months ended June 30, 2012 is primarily related to higher estimated ultimate losses. The decrease in the premium deficiency reserve for the three and six months ended June 30, 2011 was $11 million and $20 million, respectively. The net change in assumptions for the three and six months ended June 30, 2011 are both primarily related to lower estimated ultimate losses and higher estimated ultimate premiums.

	Three Months Ended		Six Months Ended
	June 30, 2012
	(In millions)

Premium Deficiency Reserve at beginning of period		$(121)		$(135)

Paid claims and loss adjustment expenses	$76		$152
Increase (decrease) in loss reserves	24		(20)
Premium earned	(25)		(53)
Effects of present valuing on future premiums, losses and expenses	2		2

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		77		81

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses,expenses and discount rate (1)		(49)		(39)

Premium Deficiency Reserve at end of period		$(93)		$(93)

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

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of June 30, 2012, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

Underwriting and other expenses

 Underwriting and other expenses for the second quarter and first six months of 2012 decreased compared to the same periods in 2011. The decrease primarily reflects our reductions in headcount.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Loss ratio	227.3%	161.6%	175.9%	134.4%
Underwriting expense ratio	16.6%	16.5%	16.6%	16.3%
Combined ratio	243.9%	178.1%	192.5%	150.7%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in the second quarter and first six months of 2012, compared to the same periods in 2011, was due to an increase in losses incurred, as well as a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the expense ratio in the second quarter and first six months of 2012, compared to the same periods in 2011, was due to a decrease in premiums written, partially offset by a decrease in underwriting expenses. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the second quarter and first six months of 2012 decreased slightly when compared to the same periods in 2011. The decrease is primarily due to lower interest on our Senior Notes due to repayments and repurchases, partially offset by an increase in amortization on our junior debentures.

Income taxes

The effective tax rate (benefit) on our pre-tax loss was (1.0%) and (6.3%) in the second quarter of 2012 and 2011, respectively.  During those periods, the benefit from income taxes was reduced by the recognition of a valuation allowance.

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

For the six months ended June 30, 2012, our deferred tax valuation allowance was increased by the change in the deferred tax liability related to $39.1 million of unrealized losses that were recorded in other comprehensive income. For the six months ended June 30, 2011, our deferred tax valuation allowance was reduced by the increase in the deferred tax liability related to $34.6 million of unrealized gains on investments that were recorded in other comprehensive income. In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Tax benefit before valuation allowance	$(101,367)	$(63,859)	$(107,429)	$(83,093)
Change in valuation allowance	98,476	53,712	105,901	74,715

Benefit from income taxes	$(2,891)	$(10,147)	$(1,528)	$(8,378)

The decrease in the valuation allowance that was included in other comprehensive income for the three months ended June 30, 2012 and 2011 was $1.6 million and $9.2 million, respectively. The increase in the valuation allowance that was included in other comprehensive income for the six months ended June 30, 2012 and 2011 was $13.7 million and $0.0 million, respectively. The total valuation allowance as of June 30, 2012 and December 31, 2011 was $728.3 million and $608.8 million, respectively.

We have approximately $1,840 million of net operating loss carryforwards on a regular tax basis and $962 million of net operating loss carryforwards for computing the alternative minimum tax as of June 30, 2012. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2032.

Financial Condition

At June 30, 2012 the total fair value of our investment portfolio was $5.4 billion. In addition, at June 30, 2012 our total assets included approximately $0.6 billion of cash and cash equivalents as shown on our consolidated balance sheet. At June 30, 2012, based on fair value, less than 1% of our fixed income securities were below investment grade securities. The percentage of investments rated BBB may continue to increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. Our fixed income securities are readily marketable, other than our auction rate securities discussed below, and concentrated in maturities of less than 15 years. The composition of ratings at June 30, 2012, December 31, 2011 and June 30, 2011 are shown in the table below.

Investment Portfolio Ratings

	June 30,	December 31,	June 30,
	2012	2011	2011

AAA	27%	37%	49%
AA	26%	26%	24%
A	33%	27%	22%
BBB	14%	10%	5%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

Approximately 6% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment.  At June 30, 2012, there are no fixed income securities that are relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At June 30, 2012, the modified duration of our fixed income investment portfolio was 3.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.2% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

The fair value of our auction rate securities (“ARS”) backed by student loans was approximately $121 million at June 30, 2012. ARS were intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process had historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education. At June 30, 2012, approximately 69% of our ARS portfolio was rated AAA/Aaa by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At June 30, 2012, our entire ARS portfolio, consisting of 15 investments, was subject to failed auctions; however, from the period when the auctions began to fail through June 30, 2012, $412 million in par value of ARS was either sold or called, with the average amount we received being approximately 96% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

As a result of the persistent failed auctions, and the uncertainty of when these investments could be liquidated at par, the investment principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to the contractual maturities of the debt issues. We believe we will have liquidity in our ARS portfolio by December 31, 2015.

At June 30, 2012, we had outstanding $100.1 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $77 million. At June 30, 2012, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $230 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at June 30, 2012 are reflected as a liability on our consolidated balance sheet at the current amortized value of $361 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $174 million at June 30, 2012.

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

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. Because net operating losses that we incurred in 2009 were carried back to taxable years that were included in the settlement agreement, it was subject to review by the Joint Committee on Taxation of Congress (the “Joint Committee”). On July 18, 2012, upon completion of the Joint Committee review, we were informed by the IRS that it would not finalize our previous settlement agreement. As a result, the terms of any final settlement may be more costly to us than the currently proposed settlement. We are exploring our alternatives with respect to this matter. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

In March 2012, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2008 and 2009.  The adjustments that are proposed by the IRS are temporary in nature and would have no material effect on the consolidated financial statements.  In July 2012, the IRS began an audit of our 2010 federal income tax return.

The total amount of unrecognized tax benefits as of June 30, 2012 is $104.4 million.  The total amount of the unrecognized tax benefits that would affect our effective tax rate is $91.8 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $25.0 million for the payment of interest as of June 30, 2012. Although the IRS is reconsidering the terms of our settlement agreement with them, as discussed above, if approved our total amount of unrecognized tax benefits would be reduced by $104.3 million during 2012, while after taking into account prior payments and the effect of available net operating loss carrybacks, any net cash outflows would approximate $23 million.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2012, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $44.4 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through June 30, 2012, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into the first half of 2012. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

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

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$100 million of 5.375% Senior Notes due in November 2015,

•	$345 million of Convertible Senior Notes due in 2017,

•	$390 million of Convertible Junior Debentures due in 2063,

•	interest on the foregoing debt instruments, and

•	the other costs and operating expenses of our business.

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

At June 30, 2012, we had $411 million in cash and investments at our holding company.

As of June 30, 2012, our holding company’s debt obligations were $835 million in par value consisting of:

•	$100 million in par value of Senior Notes due in November 2015, with an annual interest cost of $5 million;

•	$345 million in par value of Convertible Senior Notes due in 2017, with an annual interest cost of $17 million; and

•	$390 million in par value of Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million

See Note 3 – “Debt” to our consolidated financial statements for additional information about this indebtedness, including restrictive covenants in our Senior Notes and Convertible Senior Notes and our right to defer interest on our Convertible Junior Debentures. The description in Note 3 - “Debt" is qualified in its entirety by the terms of the notes and debentures.  The terms of our Senior Notes are contained in the Officer's Certficate, dated as of October 4, 2005, which specifies the interest rate, maturity date and other terms, and in the Indenture dated as of October 15, 2000, between us and the trustee, included as an exhibit to our Form 8-K filed with the SEC on October 19, 2000 (the "2000 Indenture").  The terms of our Convertible Senior Notes are contained in a Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on April 30, 2010, and in the 2000 Indenture.  The terms of our Convertible Junior Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008.

Our holding company has no other material sources of cash inflows other than investment income. Furthermore, our holding company contributed $200 million to its insurance operations in December 2011 to support these operations. Any further contributions would further decrease our holding company cash and investments.  As noted above under “Overview – Capital – Insurance regulators,” the August 1, 2012 Freddie Mac approval of MIC as an eligible insurer is subject to our holding company making a $200 million contribution to MGIC on or before September 30, 2012. This capital contribution would decrease our holding company cash and investments.

In the second quarter of 2012, we repurchased for cash approximately $70.9 million in par value of our 5.375% Senior Notes due in November 2015. We recognized $17.8 million in gains on the repurchases, which is included in other revenue on the Consolidated Statements of Operations for the three and six months ended June 30, 2012. In 2011, we repurchased for cash approximately $129 million in par value of our 5.375% Senior Notes due in November 2015. We recognized $27.7 million in gains on the repurchases, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2011. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities.  We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

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

MGIC’s separate company preliminary risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2012	2011
	(In millions, except ratio)

Risk in force - net (1)	$31,498	$31,769

Statutory policyholders' surplus	$1,134	$1,569
Statutory contingency reserve	-	-

Statutory policyholders' position	$1,134	$1,569

Risk-to-capital	27.8:1	20.3:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ preliminary risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2012	2011
	(In millions, except ratio)

Risk in force - net (1)	$36,359	$36,805

Statutory policyholders' surplus	$1,208	$1,657
Statutory contingency reserve	4	4

Statutory policyholders' position	$1,212	$1,661

Risk-to-capital	30.0:1	22.2:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($7.2 billion at June 30, 2012 and $8.6 billion at December 31, 2011) and for which loss reserves have been established.

Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio.

At June 30, 2012, MGIC’s preliminary risk-to-capital ratio was 27.8 to 1, exceeding the maximum allowed by many jurisdictions. We expect MGIC’s risk-to-capital ratio to grow and to continue to exceed 25 to 1. Under a statutory accounting principle that became effective January 1, 2012, because MGIC’s June 30, 2012 risk-to-capital ratio exceeded 25 to 1 before considering deferred tax assets, MGIC received no benefit to statutory capital for those assets. At March 31, 2012, $141 million of deferred tax assets were included in statutory capital and their exclusion at June 30, 2012, negatively impacted our statutory capital.

For additional information regarding regulatory capital see “Overview-Capital” above as well as our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated B2 by Moody’s Investors Service and is on review for further downgrade. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is B- with a negative outlook. For further information about the importance of MGIC’s ratings, see our risk factor titled “MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

The financial strength of MIC, a subsidiary of MGIC, is rated Ba3 by Moody’s Investors Service and is on review for downgrade. Standard & Poor’s Rating Services’ insurer financial strength rating of MIC is B- with a negative outlook. For further information about the importance of MIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.”

Contractual Obligations

     At June 30, 2012, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,727	$58	$115	$552	$2,002
Operating lease obligations	9	4	4	1	-
Tax obligations	18	18	-	-	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement benefit plans	177	11	28	32	106
Other long-term liabilities	4,109	2,095	1,767	247	-

Total	$7,041	$2,187	$1,914	$832	$2,108

Our long-term debt obligations at June 30, 2012 include, $100.1 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 11 – “Income taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2012, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2012, the modified duration of our fixed income investment portfolio was 3.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.2% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On or about December 9, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. Since then, eight similar cases have been filed naming various mortgage lenders and mortgage insurers (including MGIC) as defendants. Following is a list of the cases filed.

Date Filed	Court	Dismissed
12/09/2011	U.S. District Court for the Central District of CA	No
12/31/2011	U.S. District Court for the Eastern District of PA	No
02/27/2012	U.S. District Court for the Eastern District of CA	Yes
03/12/2012	U.S. District Court for the Eastern District of CA	Yes
04/05/2012	U.S. District Court for the Western District of PA	No
04/05/2012	U.S. District Court for the Eastern District of CA	No
04/19/2012	U.S. District Court for the Southern District of NY	No
05/18/2012	U.S. District Court for the Eastern District of PA	No
06/18/2012	U.S. District Court for the Middle District of PA	No

Of the nine total cases, MGIC’s motion to dismiss one of the cases has been granted and another of the cases has been voluntarily dismissed. Seven cases remain pending. The complaints in all seven of the remaining cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. In June 2012, we received a Civil Investigative Demand from the CFPB requiring additional information and documentation regarding captive mortgage reinsurance.

In June 2009, Fulton County Employees’ Retirement System, as lead plaintiff, filed a consolidated class action complaint against us in the United States District Court for the Eastern District of Wisconsin. Our motion to dismiss the complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. The amended complaint alleged that we and two of our officers named in the amended complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity, and by failing to properly account for our investment in C-BASS. In December 2010, the plaintiffs’ motion to file an amended complaint was denied and the complaint was dismissed with prejudice. In January 2011, the plaintiffs appealed the February 2010 and December 2010 decisions to the United States Court of Appeals for the Seventh Circuit. On April 12, 2012, the Appeals Court affirmed the dismissals by the District Court and these dismissals have become final. In early July 2012, the plaintiffs re-filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. Their original motion filed in June 2011, was denied without prejudice by the District Court in June 2012, as a result of the opinion from the Appeals Court. We are opposing the re-filed motion. We are unable to predict the ultimate outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under eleven pool insurance policies that insure loans for a fixed period, usually ten years, after which the “sunset” date is reached and coverage terminates. These eleven policies, which each cover numerous individual loan pools, share a single, consolidated aggregate loss limit calculated based upon the initial principal balance of all loans insured under the policies. We believe that under the policies this aggregate loss limit decreases when an individual pool reaches its sunset date and thus the loans in that pool are no longer insured. Freddie Mac’s position is that under the policies the expiration of coverage on individual loan pools has no effect on the aggregate loss limit, which remains at the same level until the last of the policies that provide coverage for any of the pools terminates. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation of the policies than under our interpretation. A specimen of the policies at issue is filed as Exhibit 99.6 to our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 29, 2012.

On May 16, 2012, MGIC filed a lawsuit in U.S. District Court for the Eastern District of Wisconsin (the “Wisconsin Court”) against Freddie Mac and FHFA seeking declaratory relief regarding the proper interpretation of the pool insurance policies (“MGIC’s Lawsuit”). On June 8, 2012, Freddie Mac filed a motion to dismiss, stay, or transfer MGIC’s Lawsuit to the U.S. District Court for the Eastern District of Virginia (the “Virginia Court”). On July 20, 2012, FHFA made a motion to dismiss MGIC’s Lawsuit on the ground that the Wisconsin Court lacks subject matter jurisdiction. These motions are currently pending.

On May 17, 2012, Freddie Mac filed a lawsuit in the Virginia Court against MGIC effectively seeking declaratory judgment regarding the proper interpretation of the pool insurance policies and on June 14, 2012, FHFA was added as a plaintiff (“Freddie Mac’s Lawsuit”). On July 5, 2012, the Virginia Court granted our motion to transfer Freddie Mac’s Lawsuit to the Wisconsin Court, but it stayed the transfer pending the Wisconsin Court’s determining that it had subject matter jurisdiction. Freddie Mac has asked the Virginia Court to reconsider its transfer decision.

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

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. Because net operating losses that we incurred in 2009 were carried back to taxable years that were included in the settlement agreement, it was subject to review by the Joint Committee on Taxation of Congress (the “Joint Committee”). On July 18, 2012, upon completion of Joint Committee review, we were informed by the IRS that it would not finalize our previous settlement agreement. As a result, the terms of any final settlement may be more costly to us than the currently proposed settlement. We are exploring our alternatives with respect to this matter. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital.

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

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and the first six months of 2012. While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At June 30, 2012, MGIC’s preliminary risk-to-capital ratio was 27.8 to 1, exceeding the maximum allowed by many jurisdictions, and its preliminary policyholder position was $211 million below the required MPP of $1.3 billion. We expect MGIC’s risk-to-capital ratio to grow and to continue to exceed 25 to 1. At June 30, 2012, the preliminary risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 30.0 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

Under a statutory accounting principle that became effective January 1, 2012, because MGIC’s June 30, 2012 risk-to-capital ratio exceeded 25 to 1 before considering deferred tax assets, MGIC received no benefit to statutory capital for those assets. At March 31, 2012, $141 million of deferred tax assets were included in statutory capital and their exclusion at June 30, 2012, negatively impacted our statutory capital.

Although we do not meet the Capital Requirements of Wisconsin, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. The OCI Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the OCI Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the OCI Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, excluding MGIC Indemnity Corporation (“MIC”) and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of June 30, 2012, “Liquid Assets” were approximately $5.4 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after June 30, 2012 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “— We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “— A revised settlement agreement or the outcome of possible litigation may be more costly than the proposed settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007.”

MGIC applied for waivers in the other jurisdictions with Capital Requirements and, at this time, has received waivers from five of them, one of which allows a maximum risk-to-capital ratio of 31.5 to 1. One jurisdiction has denied our request for a waiver and two others have either denied our request or are expected to deny our request because their laws do not allow for waivers. We are awaiting a response from seven other jurisdictions, some of which may deny our request.

As part of our longstanding plan to write new business in MIC, a direct subsidiary of MGIC, and pursuant to the OCI Order, MGIC contributed $200 million to MIC in January 2012. As of June 30, 2012, MIC had statutory capital of $440 million. In the third quarter of 2012, we will begin writing new mortgage insurance in MIC in those jurisdictions that have declined to waive or have not yet waived their Capital Requirements for MGIC. Those jurisdictions are California, Florida, New Jersey, North Carolina, Ohio, Oregon and Texas (the “Specified Jurisdictions”), as well as New York, Idaho and Puerto Rico. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from Fannie Mae and Freddie Mac (the “GSEs”) and the OCI to write business in all of the jurisdictions that have not waived their Capital Requirements for MGIC.

Under an agreement in place with Fannie Mae, MIC will be eligible to write mortgage insurance through December 31, 2013, only in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and to obtain a waiver of them. The agreement with Fannie Mae, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 24, 2012. Such conditions include the continued effectiveness of the OCI Order and the continued applicability of the Keepwell Provision of the OCI Order. We cannot assure you that the OCI will not modify or revoke the OCI Order, or that it will renew it when it expires.

Under a letter dated January 23, 2012, Freddie Mac approved MIC to write business only in certain jurisdictions where MGIC does not meet the Capital Requirements and does not obtain waivers of them. Because Freddie Mac anticipated that MGIC would obtain waivers of the minimum Capital Requirements of most jurisdictions, approval of MIC as an eligible mortgage insurer was originally only given for five jurisdictions. We have now received waivers (or their equivalent) of the Capital Requirements for two of those jurisdictions. The January 23, 2012 approval from Freddie Mac, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the SEC on January 24, 2012. Such conditions, which remain in effect, include requirements that while MIC is writing new business under the Freddie Mac approval, MIC may not exceed a risk-to-capital ratio of 20:1; MGIC and MIC comply with all terms and conditions of the OCI Order, the OCI Order remain effective, and that MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC. As requested by the OCI, we have notified Freddie Mac that the OCI has objected to this last requirement and others contained in the Freddie Mac approval because those requirements do not recognize the OCI’s statutory authority and obligations. In this regard, see the third condition to the August 1, 2012 Freddie Mac approval referred to in the next paragraph. As noted above, we cannot assure you that the OCI will not modify or revoke the OCI Order, or that it will renew it when it expires. Freddie Mac has approved MIC as an eligible insurer only through December 31, 2012 and Freddie Mac may modify the terms and conditions of its approval at any time without notice and may withdraw its approval of MIC as an eligible insurer at any time in its sole discretion. Unless Freddie Mac extends the term of its approval of MIC, whether MIC will continue as an eligible mortgage insurer after December 31, 2012 will be determined by Freddie Mac’s mortgage insurer eligibility requirements then in effect.

Under a letter dated August 1, 2012, Freddie Mac also approved MIC to write business in the Specified Jurisdictions, subject to the following conditions: (1) a $200 million capital contribution to MGIC by our holding company be made on or before September 30, 2012; (2) substantial agreement to a settlement of our dispute with Freddie Mac regarding the interpretation of certain pool policies be reached on or before October 31, 2012; and (3) agreement by the OCI that MIC’s capital will be available to MGIC for payment of MGIC’s claims in full on an uninterrupted basis be received on or before December 31, 2012. Any settlement of our dispute with Freddie Mac regarding the interpretation of certain pool policies will negatively impact our statutory capital and, depending on the amount, could exacerbate materially the current non-compliance with Capital Requirements. Freddie Mac’s August 1, 2012 approval may be withdrawn at any time and ends December 31, 2012. This approval is only summarized above and is included as an exhibit to our Form 8-K filed with the SEC on August 2, 2012. Earlier this week, our senior management discussed Freddie Mac’s August 1 letter with Freddie Mac’s senior management. We anticipate that in the coming weeks additional discussions will take place with Freddie Mac, Fannie Mae, the OCI and FHFA regarding the August 1 letter.  We cannot predict the course or outcome of these discussions, or whether an agreement will be reached under which Freddie Mac maintains and/or extends its approval of MIC as an eligible mortgage insurer. We do not anticipate providing further information regarding these discussions while they are underway. For more information about GSE requirements, see “— MGIC may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

Insurance departments, in their sole discretion, may modify, terminate or extend their waivers of Capital Requirements. If an insurance department other than the OCI modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business in that particular jurisdiction. Also, depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in some or all of the jurisdictions in which MIC is not eligible to insure loans purchased or guaranteed by Fannie Mae or Freddie Mac. If this were to occur, we would need to seek the GSEs’ approval to allow MIC to write business in those jurisdictions.

If one GSE does not approve MIC in all jurisdictions that have not waived their Capital Requirements for MGIC, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until loan origination is complete and mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business on a nationwide basis utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations and the matters in Freddie Mac’s August 1, 2012 letter, see "— Competition or changes in our relationships with our customers could reduce our revenues or increase our losses."

The OCI, in its sole discretion, may modify, terminate or extend its waiver of Capital Requirements, although any modification or extension of the Keepwell Provision requires our written consent. If the OCI modifies or terminates its waiver, or if it fails to renew its waiver upon expiration, depending on the circumstances, MGIC could be prevented from writing new business in all jurisdictions if MGIC does not comply with the Capital Requirements. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business. Furthermore, if the OCI revokes or fails to renew MGIC’s waiver, MIC’s ability to write new business would be severely limited because the GSEs’ approval of MIC is conditioned upon the continued effectiveness of the OCI Order.

We cannot assure you that we will receive a waiver of all Capital Requirements; that the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires; or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. At present, the amount of additional capital we would need to comply with the Capital Requirements would be substantial. See “— Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.” We also cannot assure you that the GSEs will approve MIC to write new business in those jurisdictions in which MGIC is unable to do so.

For more information about factors that could negatively impact our compliance with Capital Requirements, which depending on the severity of adverse outcomes could exacerbate materially the current non-compliance with Capital Requirements, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “— We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “— A revised settlement agreement or the outcome of possible litigation may be more costly than the proposed settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007.” As discussed below, in accordance with Accounting Standards Codification (“ASC”) 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in litigation or other dispute resolution proceedings. An accrual, if required and depending on the amount, could exacerbate materially the current non-compliance with Capital Requirements. In addition to the factors listed above, our statutory capital and compliance with Capital Requirements could be negatively affected by an unfunded pension liability. An unfunded pension liability for statutory capital purposes may result from increases in pension benefit obligations due to a lower discount rate assumption or decreases to the fair value of pension plan assets due to poor asset performance, as well as changes in certain other actuarial assumptions.

Since mid-2011, two of our competitors, Republic Mortgage Insurance Company (“RMIC”) and PMI Mortgage Insurance Co. (“PMI”), ceased writing new insurance commitments, were placed under the supervision of the insurance departments of their respective domiciliary states and are subject to partial claim payment plans, under which their claim payments will be made at 50% for a certain period of time, with the remaining amount deferred. (PMI’s parent company subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.) In addition, in 2008, Triad Guaranty Insurance Corporation ceased writing new business and entered into voluntary run-off.  It is also subject to a partial payment plan ordered by its domiciliary state.

MGIC’s failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force, even though it does not meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”)

We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.

For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, we had a net loss of $0.5 billion, $0.4 billion, $1.3 billion, $0.5 billion and $1.7 billion, respectively. For the first six months of 2012, we reported a net loss of $293 million. We currently expect to continue to report annual net losses, the size of which will depend primarily on the amount of our incurred and paid losses from our existing business, which could increase due to developments in ongoing legal proceedings related to rescissions and the disagreement with Freddie Mac regarding the interpretation of certain pool policies (see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future”), and to a lesser extent on the amount and profitability of our new business. Our incurred and paid losses are dependent on factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. Although we currently expect to return to profitability on an annual basis, we cannot assure you when, or if, this will occur. Conditions that could delay our return to profitability include low housing values, high unemployment rates, low cure rates, changes to our current rescission practices and unfavorable resolution of ongoing legal proceedings. In this regard, see “— Our losses could increase if rescission rates decrease faster than we are projecting, we do not prevail in proceedings challenging whether our rescissions were proper or we enter into material resolution arrangements” and “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.” The net losses we have experienced have eroded, and any future net losses will erode, our shareholders’ equity and could result in equity being negative.

Our losses could increase if rescission rates decrease faster than we are projecting, we do not prevail in proceedings challenging whether our rescissions were proper or we enter into material resolution arrangements.

Historically, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first six months of 2012, rescissions mitigated our paid losses by approximately $144 million (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 10% to 17% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As noted in “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first six months of 2012. In addition, as of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we expect to pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. A variance between ultimate actual rescission and reversal rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. See “— Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.” We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011 and the first six months of 2012, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. At June 30, 2012, we had 153,990 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of June 30, 2012, approximately 280 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. One GSE approved our proposed settlement agreement with one customer and subsequently we entered into definitive agreements with that customer covering loans that have been purchased by that GSE and loans that were not purchased by either GSE. We believe that it is probable (within the meaning of ASC 450-20) that the proposed agreement will be approved by the other GSE. As a result, we considered the terms of the proposed agreement when establishing our loss reserves at June 30, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements and the terms of these other agreements were not considered when establishing our loss reserves at June 30, 2012. The terms of our settlement agreements vary and there can be no assurances that either GSE will approve any other settlement agreements. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On or about December 9, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. Since then, eight similar cases have been filed naming various mortgage lenders and mortgage insurers (including MGIC) as defendants. Of those nine total cases, MGIC’s motion to dismiss one of the cases has been granted and another of the cases has been voluntarily dismissed.  Seven cases remain pending. The complaints in all seven of the remaining cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

In June 2005, in response to a letter from the New York Department of Financial Services, we provided information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation. In February 2006, the New York Department of Financial Services requested MGIC to review its premium rates in New York and to file adjusted rates based on recent years’ experience or to explain why such experience would not alter rates. In March 2006, MGIC advised the New York Department of Financial Services that it believes its premium rates are reasonable and that, given the nature of mortgage insurance risk, premium rates should not be determined only by the experience of recent years. In February 2006, in response to an administrative subpoena from the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, we provided the MN Department with information about captive mortgage reinsurance and certain other matters. We subsequently provided additional information to the MN Department, and beginning in March 2008, the MN Department has sought additional information as well as answers to questions regarding captive mortgage reinsurance on several occasions, including as recently as May 2011.

In addition, beginning in June 2008, and as recently as December 2011, we received various subpoenas from the U.S. Department of Housing and Urban Development (“HUD”), seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. In June 2012, we received a Civil Investigative Demand from the CFPB requiring additional information and documentation regarding captive mortgage reinsurance. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

In October 2010, a separate purported class action lawsuit was filed against MGIC by the same loan applicant in the same District Court in which the above-referenced DOJ complaint was filed. In this separate lawsuit, the loan applicant alleged that MGIC discriminated against her and certain proposed class members on the basis of sex and familial status when MGIC underwrote their loans for mortgage insurance. In May 2011, the District Court granted MGIC’s motion to dismiss with respect to all claims except certain Fair Housing Act claims. On July 2, 2012, the District Court granted preliminary approval for a class action settlement of the lawsuit. The proposed settlement creates a settlement class of 265 borrowers.  Under the terms of the proposed settlement, MGIC is required to deposit $500,000 into an escrow account to fund possible payments to affected borrowers. In addition, MGIC will pay the named plaintiff an “incentive fee” of $7,500 and pay class counsels’ fees of $337,500.  Any funds remaining in the escrow account after payment of all claims approved under the procedures established by the settlement will be returned to MGIC. The settlement is contingent upon the District Court’s final approval.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) in June 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaints’ allegations regarding C-BASS. Our motion to dismiss the Complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The purported class period covered by the Amended Complaint began on February 6, 2007 and ended on August 13, 2007. The Amended Complaint sought damages based on purchases of our stock during this time period at prices that were allegedly inflated as a result of the purported violations of federal securities laws. In December 2010, the plaintiffs’ motion to file an amended complaint was denied and the Complaint was dismissed with prejudice. In January 2011, the plaintiffs appealed the February 2010 and December 2010 decisions to the United States Court of Appeals for the Seventh Circuit. On April 12, 2012, the Appeals Court affirmed the dismissals by the District Court and these dismissals have become final. In early July 2012, the plaintiffs re-filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. Their original motion filed in June 2011, was denied without prejudice by the District Court in June 2012, as a result of the opinion from the Appeals Court. We are opposing this motion. We are unable to predict the ultimate outcome of these consolidated cases or estimate our associated expenses or possible losses. Other lawsuits alleging violations of the securities laws could be brought against us.

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

In the arbitration proceeding, we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. From January 1, 2008 through June 30, 2012, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $435 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72,300. Various materials exchanged by MGIC and Countrywide in 2011 bring into the dispute loans we did not consider before then to be Countrywide-related and loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts under coverage it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage. While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans has been scheduled to begin in March 2013.

We are in mediation in an effort to resolve our dispute with Countrywide, although we cannot predict whether the mediation will result in a resolution. If it does, a resolution with Countrywide will be subject to various conditions before it becomes effective. In connection with our mediation with Countrywide, we have voluntarily suspended rescissions related to loans that we believe could be covered by a potential resolution. As of June 30, 2012, coverage on approximately 1,300 loans, representing total potential claim payments of approximately $97 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. If we are able to reach a resolution with Countrywide, under ASC 450-20, we would record the effects of the resolution in our accounts when we determine that it is probable the resolution will become effective and the financial effect on us can be reasonably estimated. If these conditions to recording are met, the financial statement effect on us would involve the recognition of additional loss, which would negatively impact our capital.

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

At June 30, 2012, 33,304 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory). As noted above, we have suspended Countrywide rescissions of coverage on loans that we believe could be included in a potential resolution with Countrywide. Although these loans are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. We expect a significant portion of the Countrywide loans in our delinquency inventory will cure their delinquency or their coverage will be rescinded and will not involve paid claims. From January 1, 2008 through June 30, 2012, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or the coverage is rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 82% were paid and coverage on the remaining 18% were rescinded. Had we processed the rescissions we have suspended, these percentages would be approximately 79% and 21%, respectively.

  The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. From January 1, 2008 through June 30, 2012, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.7 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At June 30, 2012, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.6 billion.

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

  MGIC and Freddie Mac disagree on the amount of the aggregate loss limit under eleven pool insurance policies that insure loans for a fixed period, usually ten years, after which the “sunset” date is reached and coverage terminates. These eleven policies, which each cover numerous individual loan pools, share a single, consolidated aggregate loss limit calculated based upon the initial principal balance of all loans insured under the policies. We believe that under the policies this aggregate loss limit decreases when an individual pool reaches its sunset date and thus the loans in that pool are no longer insured. Freddie Mac’s position is that under the policies the expiration of coverage on individual loan pools has no effect on the aggregate loss limit, which remains at the same level until the last of the policies that provide coverage for any of the pools terminates. The aggregate loss limit is approximately $535 million higher under Freddie Mac’s interpretation of the policies than under our interpretation. A specimen of the policies at issue is filed as Exhibit 99.6 to our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 29, 2012.

  On May 16, 2012, MGIC filed a lawsuit in U.S. District Court for the Eastern District of Wisconsin (the “Wisconsin Court”) against Freddie Mac and FHFA seeking declaratory relief regarding the proper interpretation of the pool insurance policies (“MGIC’s Lawsuit”). On June 8, 2012, Freddie Mac filed a motion to dismiss, stay, or transfer MGIC’s Lawsuit to the U.S. District Court for the Eastern District of Virginia (the “Virginia Court”). On July 20, 2012, FHFA made a motion to dismiss MGIC’s Lawsuit on the ground that the Wisconsin Court lacks subject matter jurisdiction. These motions are currently pending.

  On May 17, 2012, Freddie Mac filed a lawsuit in the Virginia Court against MGIC effectively seeking declaratory judgment regarding the proper interpretation of the pool insurance policies and on June 14, 2012, FHFA was added as a plaintiff (“Freddie Mac’s Lawsuit”). On July 5, 2012, the Virginia Court granted our motion to transfer Freddie Mac’s Lawsuit to the Wisconsin Court, but it stayed the transfer pending the Wisconsin Court’s determining that it had subject matter jurisdiction. Freddie Mac has asked the Virginia Court to reconsider its transfer decision.

We account for losses under our interpretation of the pool insurance policies although it is reasonably possible that our interpretation will not prevail in the proceedings described above. The differing interpretations had no effect on our results until the second quarter of 2011. For 2011 and the first six months of 2012, our incurred losses would have been $192 million and $85 million higher, respectively, had they been recorded based on Freddie Mac’s interpretation, and our capital and Capital Requirements would have been negatively impacted. As noted above, the August 1, 2012 Freddie Mac approval of MIC as an eligible insurer is subject to substantial agreement to a settlement of our dispute with Freddie Mac being reached on or before October 31, 2012. For more information about the August 1, 2012 Freddie Mac approval, our capital and Capital Requirements, see “— Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”We expect the incurred losses that would have been recorded under Freddie Mac’s interpretation will continue to increase in future quarters.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in six lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS.  Two of those lawsuits remain pending, three of those lawsuits have been dismissed without an appeal, and we believe the plaintiff in a fourth dismissed lawsuit may petition the United States Supreme Court to hear an appeal of its dismissal.  The damages sought in all of these actions are substantial.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

A revised settlement agreement or the outcome of possible litigation may be more costly than the proposed settlement agreement we reached with the Internal Revenue Service, relating to significant proposed adjustments to our taxable income for 2000 through 2007.

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

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. Because net operating losses that we incurred in 2009 were carried back to taxable years that were included in the settlement agreement, it was subject to review by the Joint Committee on Taxation of Congress (the “Joint Committee”). On July 18, 2012, upon completion of Joint Committee review, we were informed by the IRS that it would not finalize our previous settlement agreement. As a result, the terms of any final settlement may be more costly to us than the currently proposed settlement. We are exploring our alternatives with respect to this matter. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see “— Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.

As noted above, the FHA substantially increased its market share beginning in 2008. It is difficult to predict the FHA’s future market share due to, among other factors, different loan eligibility terms between the FHA and the GSEs, potential increases in guarantee fees charged by the GSEs, changes to the FHA’s annual premiums that are expected to be phased in over the next two years, and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. During 2011 and the first six months of 2012, approximately 9% and 10% , respectively, of our new insurance written was for loans for which one lender was the original insured, although revenue from such loans was significantly less than 10% of our revenues during each of those periods. Our private mortgage insurance competitors include:

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	CMG Mortgage Insurance Company, and

•	Essent Guaranty, Inc.

As noted above, PMI Mortgage Insurance Company and Republic Mortgage Insurance Company ceased writing business in 2011. Based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. Most of the market share of these two former competitors has gone to other mortgage insurers and not to us because, among other reasons, some competitors have materially lower premiums than we do on single premium policies, one of these competitors also uses a risk weighted pricing model that typically results in lower premiums than we charge on certain loans and one of these competitors has effectively delegated underwriting to the GSEs. We continuously monitor the competitive landscape and make adjustments to our pricing and underwriting guidelines as warranted. In the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. In each of 2011 and the first quarter of 2012, loans with credit scores of 760 or higher represented approximately 55% of our new insurance written. If the lower premium rates had been in place during 2011, our average premium rate on new business would have decreased from approximately 61 basis points to approximately 57 basis points, all other things being equal. While a decrease in premium rates on a significant portion of our new insurance written will reduce revenue, it is possible that our new insurance written will increase in the future as a result of the lower premium rates and it is unclear what the net effect of the changes will be on our future premiums.

Until 2010 the mortgage insurance industry had not had new entrants in many years. In 2010, Essent Guaranty, Inc. began writing new mortgage insurance. Essent has publicly reported that one of our customers, JPMorgan Chase, is one of its investors. Another new company, NMI Holdings Inc., has recently raised $550 million in order to enter the mortgage insurance business. The perceived increase in credit quality of loans that are being insured today, the deterioration of the financial strength ratings of the existing mortgage insurance companies and the possibility of a decrease in the FHA’s share of the mortgage insurance market may encourage additional new entrants.

Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting guidelines, which have resulted in our declining to insure some of the loans originated by our customers and rescission of coverage on loans that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our rescissions. In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after Countrywide ceased doing business with us. As noted above, the majority of our insurance written is for loans sold to Fannie Mae and Freddie Mac. The FHFA is conservator for both Fannie Mae and Freddie Mac. In May 2012, MGIC and Freddie Mac each filed lawsuits against the other in connection with their disagreement over the proper interpretation of certain pool policies. The FHFA is a defendant in the lawsuit we filed and it joined the lawsuit filed by Freddie Mac as a plaintiff. As noted above, the August 1, 2012 Freddie Mac approval of MIC as an eligible insurer is subject to substantial agreement to a settlement of our dispute with Freddie Mac being reached on or before October 31, 2012. We are unable to predict what impact those lawsuits will have on our relationships with Fannie Mae, Freddie Mac and the FHFA. See “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” for more information about this litigation and the arbitration case we filed against Countrywide regarding rescissions. For more information about the August 1, 2012 Freddie Mac approval, see “— Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

We believe some lenders assess a mortgage insurer’s financial strength rating as an important element of the process through which they select mortgage insurers. As a result of MGIC’s and MIC's less than investment grade financial strength ratings, MGIC and MIC may be competitively disadvantaged with these lenders. MGIC’s financial strength rating from Moody’s is B2, on review for further downgrade, and from Standard & Poor’s is B- with a negative outlook.  MIC's financial strength rating from Moody's is Ba3, on review for further downgrade, and from Standard & Poor's is B- with a negative outlook.  It is possible that MGIC’s and MIC's financial strength ratings could decline from these levels.  In addition, the terms of Freddie Mac's August 1, 2012 letter may discourage some lenders from selecting MGIC or MIC as a mortgage insurer.  For information about Freddie Mac’s August 1, 2012 letter, see “—  Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”  While we expect these matters will have some negative effect on our volume, it is too early to determine the extent to which volume will be impacted.

The mix of business we write also affects the likelihood of losses occurring.

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of June 30, 2012, approximately 25.1% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 8.1% had FICO credit scores below 620, and 9.6% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 5% of the loans we insured in 2011 and fewer than 3% of the loans we insured in the first six months of 2012. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guidelines or financial reserves slightly below our guidelines. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. As noted above in “— Competition or changes in our relationships with our customers could reduce our revenues or increase our losses,” in the first six months of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy that limits our ability to rescind coverage on loans that meet the conditions in that endorsement, which is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012). Availability of the endorsement is subject to approval in specified jurisdictions. We expect that eventually a significant portion of our new insurance written will have rescission terms equivalent to those in this endorsement. The GSEs have advised us that loans insured under the endorsement will be eligible for sale to the GSEs.

As of June 30, 2012, approximately 2.4% of our primary risk in force written through the flow channel, and 31.3% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. We believe that when the reset interest rate significantly exceeds the interest rate at loan origination, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. Moreover, even if interest rates remain unchanged, claims on ARMs with a “teaser rate” (an initial interest rate that does not fully reflect the index which determines subsequent rates) may also be substantially higher because of the increase in the mortgage payment that will occur when the fully indexed rate becomes effective. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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

It is uncertain what effect the extended timeframes in the foreclosure process, due to moratoriums, suspensions or issues arising from the investigation of servicers’ foreclosure procedures, will have on us.

In response to the significant increase in the number of foreclosures that began in 2009, various government entities and private parties have from time to time enacted foreclosure (or equivalent) moratoriums and suspensions (which we collectively refer to as moratoriums). In October 2010, a number of mortgage servicers temporarily halted some or all of the foreclosures they were processing after discovering deficiencies in their foreclosure processes and those of their service providers.  In response to the deficiencies, some states changed their foreclosure laws to require additional review and verification of the accuracy of foreclosure filings. Some states also added requirements to the foreclosure process, including mediation processes and requirements to file new affidavits.  Certain state courts have issued rulings calling into question the validity of some existing foreclosure practices. These actions halted or significantly delayed foreclosures. Furthermore five of the nation’s largest mortgage servicers agreed to implement new servicing and foreclosure practices as part of a settlement announced in February 2012, with the federal government and the attorneys general of 49 states.

Past moratoriums or delays were designed to afford time to determine whether loans could be modified and did not stop the accrual of interest or affect other expenses on a loan, and we cannot predict whether any future moratorium or lengthened timeframes would do so. Therefore, unless a loan is cured during a moratorium or delay, at the completion of a foreclosure, additional interest and expenses may be due to the lender from the borrower. In some circumstances, our paid claim amount may include some additional interest and expenses. For moratoriums or delays resulting from investigations into servicers and other parties’ actions in foreclosure proceedings, our willingness to pay additional interest and expenses may be different, subject to the terms of our mortgage insurance policies. The various moratoriums and extended timeframes may temporarily delay our receipt of claims and may increase the length of time a loan remains in our delinquent loan inventory.

We do not know what effect improprieties that may have occurred in a particular foreclosure have on the validity of that foreclosure, once it was completed and the property transferred to the lender. Under our policy, in general, completion of a foreclosure is a condition precedent to the filing of a claim. Beginning in 2011 and from time to time, various courts have ruled that servicers did not provide sufficient evidence that they were the holders of the mortgages and therefore they lacked authority to foreclose. Some courts in other jurisdictions have considered similar issues and reached similar conclusions, but other courts have reached different conclusions. These decisions have not had a direct impact on our claims processes or rescissions.

Our common stock could be delisted from the NYSE.

The listing of our common stock on the New York Stock Exchange, or NYSE, is subject to compliance with NYSE’s continued listing standards. Among other things, those standards require that the average closing price of our common stock during any consecutive 30-day trading period not fall below $1.00. During August 2012, the closing price of our stock has fallen below $1.00. If we are notified by the NYSE that we have not satisfied this stock price standard, then we would have a period of time in which to cure the deficiency, such as by effecting a reverse stock split. The NYSE can also, in its discretion, discontinue listing our common stock under certain circumstances. For example, if we cease writing new insurance, our common stock could be delisted from the NYSE unless we cure the deficiency during the time provided by the NYSE. If the NYSE were to delist our common stock, it likely would result in a significant decline in the trading price, trading volume and liquidity of our common stock. We also expect that the suspension and delisting of our common stock would lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume. As a result, it could become significantly more difficult for our shareholders to sell their shares of our common stock at prices comparable to those in effect prior to delisting or at all.

Our debt obligations materially exceed our holding company cash and investments

At June 30, 2012, we had $411 million in cash and investments at our holding company and our holding company’s debt obligations were $835 million in par value, consisting of $100 million of Senior Notes due in November 2015, $345 million of Convertible Senior Notes due in 2017, and $390 million of Convertible Junior Debentures due in 2063. Annual interest cost on the debt, as of June 30, 2012, was $58 million. As noted above, the August 1, 2012 Freddie Mac approval of MIC as an eligible insurer is subject to our holding company making a $200 million contribution to MGIC on or before September 30, 2012. This capital contribution would decrease our holding company cash and investments.

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. Our holding company has no material sources of cash inflows other than investment income. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2012, MGIC cannot pay any dividends to our holding company without approval from the OCI. In connection with the approval of MIC as an eligible mortgage insurer, Freddie Mac and Fannie Mae have imposed dividend restrictions on MGIC and MIC through December 31, 2012 and 2013, respectively. Any additional capital contributions to our subsidiaries would further decrease our holding company cash and investments. See Note 8 – “Debt” to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information about the holding company’s debt obligations, including restrictive covenants in our Senior Notes and our right to defer interest on our Convertible Junior Debentures.

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

In December 2010, the Basel Committee released the nearly final version of Basel III. In June 2012, federal regulators requested public comments on proposed rules to implement Basel III. The proposed Basel III rules would increase the capital requirements of many banking organizations. Among other provisions, the proposed rules contain a range of risk weightings for residential mortgages held for investment by certain banking organizations, with the specific weighting dependent upon, among other things, a loan’s LTV. Unlike previous Basel rules, the proposed Basel III rules do not consider mortgage insurance when calculating a loan’s risk weighting. The rules, if implemented as proposed, may reduce the incentive of banking organizations to purchase mortgage insurance for loans held for investment. The proposed Basel III rules continue to afford FHA-insured loans and Ginnie Mae mortgage-backed securities (“MBS”) a lower risk weighting than Fannie Mae and Freddie Mac MBS. Therefore, with respect to capital requirements, FHA-insured loans will continue to have a competitive advantage over loans insured by private mortgage insurance and then sold to and securitized by the GSEs. Public comments to the proposed rules are due by September 7, 2012. It is uncertain what form the final rules will take. We are continuing to evaluate the potential effects of the proposed Basel III rules on our business.

Item 6.	Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 9, 2012.

MGIC INVESTMENT CORPORATION

/s/ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer

/s/ Timothy J. Mattke
Timothy J. Mattke
Senior Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit Number	Description of Exhibit

4.3
Amended and Restated Rights Agreement dated as of July 25, 2012 between MGIC Investment Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A/A dated July 31, 2012)

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being "filed")

99
Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2012, and through updating of various statistical and other information

99.5.1
Letter dated August 1, 2012 by Federal Home Loan Mortgage Corporation to MGIC Indemnity Corporation and Mortgage Guaranty Insurance Corporation (incorporated by reference to Exhibit 99.2 to the Company’s Form 8-K dated August 2, 2012)

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2011 and the three months ended June 30, 2012, (v) Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.