Form 10-Q
period 2012-09-30
MGIC INVESTMENT CORP
filed 2012-11-09
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to _____________________
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	10/31/12	202,031,904

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2012 and December 31, 2011
(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2012 - $4,793,698; 2011 - $5,700,894)	$4,923,846	$5,820,900
Equity securities	2,918	2,747
Total investment portfolio	4,926,764	5,823,647

Cash and cash equivalents	730,404	995,799
Accrued investment income	42,417	55,666
Reinsurance recoverable on loss reserves (note 4)	117,859	154,607
Reinsurance recoverable on paid losses	16,726	19,891
Premium receivable	68,638	71,073
Home office and equipment, net	26,891	28,145
Deferred insurance policy acquisition costs (note 2)	10,451	7,505
Other assets	68,740	59,897
Total assets	$6,008,890	$7,216,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$4,004,001	$4,557,512
Premium deficiency reserve (note 13)	84,132	134,817
Unearned premiums	140,137	154,866
Senior notes (note 3)	99,891	170,515
Convertible senior notes (note 3)	345,000	345,000
Convertible junior debentures (note 3)	370,164	344,422
Other liabilities	297,589	312,283
Total liabilities	5,340,914	6,019,415

Contingencies (note 5)

Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 680,000; shares issued 2012 and 2011 - 205,047; shares outstanding 2012 - 202,032; 2011 - 201,172)	205,047	205,047
Paid-in capital	1,133,107	1,135,821
Treasury stock (shares at cost 2012 - 3,015; 2011 - 3,875)	(104,959)	(162,542)
Accumulated other comprehensive income, net of tax (note 9)	38,373	30,124
Retained deficit	(603,592)	(11,635)
Total shareholders' equity	667,976	1,196,815
Total liabilities and shareholders' equity	$6,008,890	$7,216,230

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:	(In thousands of dollars, except per share data)
Premiums written:
Direct	$271,360	$274,610	$782,094	$845,798
Assumed	597	(6,999)	1,852	(5,569)
Ceded	(8,452)	(11,866)	(26,850)	(39,622)
Net premiums written	263,505	255,745	757,096	800,607
Decrease in unearned premiums, net	2,927	19,349	14,369	47,487
Net premiums earned	266,432	275,094	771,465	848,094
Investment income, net of expenses	30,394	48,898	99,980	160,931
Realized investment gains, net	6,184	11,405	110,356	38,900
Total other-than-temporary impairment losses	-	(253)	(339)	(253)
Portion of losses recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	(253)	(339)	(253)
Other revenue	3,209	2,025	25,530	9,617
Total revenues	306,219	337,169	1,006,992	1,057,289

Losses and expenses:
Losses incurred, net (note 12)	490,121	462,654	1,378,617	1,232,637
Change in premium deficiency reserve (note 13)	(9,144)	(12,388)	(50,685)	(32,441)
Amortization of deferred policy acquisition costs (note 2)	1,939	1,762	5,544	5,210
Other underwriting and operating expenses, net	48,739	50,715	144,387	158,860
Interest expense	24,478	25,761	74,017	78,129
Total losses and expenses	556,133	528,504	1,551,880	1,442,395
Loss before tax	(249,914)	(191,335)	(544,888)	(385,106)
Benefit from income taxes (note 11)	(2,972)	(26,130)	(4,500)	(34,508)

Net loss	$(246,942)	$(165,205)	$(540,388)	$(350,598)

Loss per share (note 6):
Basic	$(1.22)	$(0.82)	$(2.68)	$(1.74)
Diluted	$(1.22)	$(0.82)	$(2.68)	$(1.74)

Weighted average common shares outstanding - diluted (note 6)	202,014	201,109	201,851	200,983

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Net Loss	$(246,942)	$(165,205)	$(540,388)	$(350,598)

Other comprehensive income (loss), net of tax (note 9):

Unrealized holding gains (losses) for the period included in accumulated other comprehensive income (loss)	49,360	49,870	60,130	81,624

Less: net gains (losses) reclassified out of accumulated other comprehensive income (loss) into earnings for the period	4,873	1,433	53,349	8,870

Change in unrealized investment gains and losses	44,487	48,437	6,781	72,754

Foreign currency translation adjustment	1,109	(10,021)	1,468	(5,497)

Other comprehensive income (loss), net of tax	45,596	38,416	8,249	67,257

Total comprehensive income (loss)	$(201,346)	$(126,789)	$(532,139)	$(283,341)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2011 and Nine Months Ended September 30, 2012
(Unaudited)

				Accumulated
				other	Retained
	Common	Paid-in	Treasury	comprehensive	earnings
	stock	capital	stock	income (loss)	(deficit)
	(In thousands)

Balance, December 31, 2010	$205,047	$1,138,942	$(222,632)	$22,136	$525,562

Net loss					(485,892)
Change in unrealized investment gains and losses, net	-	-	-	21,057	-
Reissuance of treasury stock, net	-	(14,577)	60,090	-	(51,305)
Equity compensation	-	11,456	-	-	-
Defined benefit plan adjustments, net	-	-	-	(12,862)	-
Unrealized foreign currency translation adjustment	-	-	-	(207)	-

Balance, December 31, 2011	$205,047	$1,135,821	$(162,542)	$30,124	$(11,635)

Net loss					(540,388)
Change in unrealized investment gains and losses, net (notes 7 and 8)	-	-	-	6,781	-
Reissuance of treasury stock, net	-	(8,749)	57,583	-	(51,569)
Equity compensation	-	6,035	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	1,468	-

Balance, September 30, 2012	$205,047	$1,133,107	$(104,959)	$38,373	$(603,592)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss	$(540,388)	$(350,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	77,226	60,166
Deferred tax benefit	(2,645)	(36,241)
Realized investment gains, excluding impairment losses	(110,356)	(38,900)
Net investment impairment losses	339	253
Gain on repurchases of senior notes	(17,775)	(3,231)
Other	(14,449)	(8,927)
Change in certain assets and liabilities:
Accrued investment income	13,249	3,201
Reinsurance recoverable on loss reserves	36,748	108,416
Reinsurance recoverable on paid losses	3,165	18,840
Premiums receivable	2,435	5,672
Deferred insurance policy acquisition costs	(2,946)	586
Loss reserves	(553,511)	(1,092,611)
Premium deficiency reserve	(50,685)	(32,441)
Unearned premiums	(14,729)	(48,454)
Income taxes payable (current)	1,800	(1,732)
Net cash used in operating activities	(1,172,522)	(1,416,001)

Cash flows from investing activities:
Purchase of fixed maturities	(3,330,811)	(2,417,392)
Purchase of equity securities	(70)	(84)
Proceeds from sale of equity securities	-	504
Proceeds from sale of fixed maturities	3,165,897	2,429,143
Proceeds from maturity of fixed maturities	1,138,371	1,091,959
Net (decrease) increase in payable for securities	(13,153)	3,509
Net cash provided by investing activities	960,234	1,107,639

Cash flows from financing activities:
Repayment of long-term debt	(53,107)	(129,178)
Net cash used in financing activities	(53,107)	(129,178)

Net decrease in cash and cash equivalents	(265,395)	(437,540)
Cash and cash equivalents at beginning of period	995,799	1,304,154
Cash and cash equivalents at end of period	$730,404	$866,614

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 - Basis of Presentation

MGIC Investment Corporation is a holding company which, through Mortgage Guaranty Insurance Corporation ("MGIC"), MGIC Indemnity Corporation (“MIC”) and several other subsidiaries, is principally engaged in the mortgage insurance business.  We provide mortgage insurance to lenders throughout the United States and to government sponsored entities (“GSEs”) to protect against loss from defaults on low down payment residential mortgage loans.

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our financial position and results of operations for the periods indicated. The results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2012.

Capital

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and the first nine months of 2012. While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At September 30, 2012, MGIC’s preliminary risk-to-capital ratio was 31.5 to 1, exceeding the maximum allowed by many jurisdictions, and its preliminary policyholder position was $344 million below the required MPP of $1.3 billion. We expect MGIC’s risk-to-capital ratio to increase and to continue to exceed 25 to 1. At September 30, 2012, the preliminary risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 34.1 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC or MIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC and MIC to write insurance with a higher coverage percentage than they could on their own under certain state-specific requirements.

Under Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”), which became effective January 1, 2012, MGIC received no benefit to statutory capital at June 30, 2012 for deferred tax assets because MGIC’s risk-to-capital ratio exceeded 25 to 1 before considering those assets. The exclusion of deferred tax assets at June 30, 2012, negatively impacted our statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding contrary provisions of SSAP No. 101. At September 30, 2012, pursuant to the permitted practice, deferred tax assets of $90 million were included in statutory capital.

Although MGIC does not meet the Capital Requirements of Wisconsin, the OCI has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. The OCI Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the OCI Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the OCI Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, excluding MIC and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of September 30, 2012, “Liquid Assets” were approximately $5.1 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after September 30, 2012 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see Note 5 – “Litigation and Contingencies” and Note 11 – “Income Taxes.”

MGIC applied for waivers in the other jurisdictions with Capital Requirements and, at this time, has active waivers from eight of them, two of which allow a maximum risk-to-capital ratio that we expect to exceed in the fourth quarter of 2012. Four jurisdictions have either denied our request for waivers, have laws that do not allow for waivers or have granted waivers allowing risk-to-capital ratios that MGIC has exceeded. We are awaiting a response from three other jurisdictions, some of which may deny our request.

As part of our longstanding plan to write new business in MIC, a direct subsidiary of MGIC, and pursuant to the OCI Order, MGIC has made capital contributions to MIC, with $200 million contributed in January 2012. As of September 30, 2012, MIC had statutory capital of $443 million. In the third quarter of 2012, we began writing new mortgage insurance in MIC on the same policy terms as MGIC, in those jurisdictions where we did not have active waivers of Capital Requirements for MGIC. In the third quarter of 2012, MIC’s new insurance written was $587 million, which includes business from certain jurisdictions for which new insurance is again being written in MGIC after it received the necessary waivers, but excludes business in certain jurisdictions in which we expect MIC to write new insurance in the fourth quarter of 2012, after MGIC exceeds the risk-to-capital ratio limit included in the jurisdictions’ waivers. With the $443 million of statutory capital in MIC, we have the capacity to write 100% of our new insurance written in MIC for at least five years at current quality and volume levels of new insurance written if we obtained GSE approval to do so. We are currently writing new mortgage insurance in MIC in Florida, Idaho, New Jersey, New York, Ohio, Puerto Rico and Texas. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from Fannie Mae and Freddie Mac (the “GSEs”) and the OCI to write business in all of the jurisdictions that have not waived their Capital Requirements for MGIC.

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

Under a letter dated January 23, 2012, Freddie Mac approved MIC to write business only in certain jurisdictions where MGIC does not meet the Capital Requirements and does not obtain waivers of them. The January 23, 2012 approval from Freddie Mac, contains certain conditions and restrictions to its continued effectiveness, which remain in effect, including requirements that while MIC is writing new business under the Freddie Mac approval, MIC may not exceed a risk-to-capital ratio of 20:1 (at September 30, 2012, MIC’s preliminary risk-to-capital ratio was 0.3 to 1), MGIC and MIC comply with all terms and conditions of the OCI Order,  the OCI Order remain effective, and that MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC. As requested by the OCI, we have notified Freddie Mac that the OCI has objected to this last requirement and others contained in the Freddie Mac approval because those requirements do not recognize the OCI’s statutory authority and obligations. In this regard, see the third condition to the September 28, 2012 Freddie Mac letter referred to in the next paragraph.

Under a letter dated August 1, 2012, as amended by a letter dated September 28, 2012 (collectively, the “September Freddie Mac Letter”), Freddie Mac expanded the jurisdictions in which MIC is approved to cover all of the 15 jurisdictions besides Wisconsin that have Capital Requirements when MGIC is not able to write new business in a jurisdiction because MGIC would not meet those Requirements, after considering any waiver that may be granted. The approval in the September Freddie Mac Letter is subject to the following conditions: (1) a $100 million capital contribution to MGIC by our holding company be made on or before December 1, 2012 (the “Contribution Condition”); (2) substantial agreement to a settlement of our dispute with Freddie Mac regarding the interpretation of certain pool policies be reached on or before October 31, 2012 (such condition is the “Settlement Condition”; for more information about this dispute, see Note 5 “Litigation and Contingencies”); and (3) agreement by the OCI by December 31, 2012 that MIC’s capital will be available to MGIC to support MGIC’s policyholder obligations without segregation of those obligations (the “OCI Condition”). The approval in the September Freddie Mac Letter may be withdrawn at any time, ends December 31, 2013 and is also subject to compliance with the conditions and restrictions in Freddie Mac’s January 23, 2012 letter.

The Settlement Condition has been met, and with the exception of drafting issues that we consider minor, MGIC and Freddie Mac have agreed on the terms and text of a definitive settlement agreement, subject to approval by the Boards of Directors of MGIC and Freddie Mac and by the FHFA.  Under the settlement agreement, MGIC is to pay Freddie Mac $267.5 million in satisfaction of any further obligations under the policies in dispute, of which $100 million is to be paid upon effectiveness of the settlement and the remaining $167.5 million is to be paid in 48 equal monthly installments thereafter.

The settlement will become effective if and when the definitive settlement agreement is signed by all parties, including the FHFA.  MGIC does not intend to sign the settlement agreement unless MIC is approved by Freddie Mac and Fannie Mae, for a period that MGIC and the GSEs need to agree on, to write business in jurisdictions in which MGIC cannot due to failure to meet the Capital Requirements (the “Further MIC Approvals”). If the Further MIC Approvals are obtained, and there is a satisfactory resolution of the OCI Condition (which is completely beyond our control), we are willing to satisfy the Contribution Condition and MGIC is willing to sign the settlement agreement.

While we are hopeful of making further progress regarding the settlement, there are substantial risks the settlement will not be concluded.  We have not made any loss provision for a settlement and are unable to predict if and when a signed and effective settlement will be reached.  Effectiveness of the settlement would negatively impact our statutory capital and materially worsen the current non-compliance with Capital Requirements.  Absent a settlement, such an effect could also occur from changed circumstances that lead us to conclude a loss is probable in litigation.

If one GSE does not approve MIC in all jurisdictions that have not waived their Capital Requirements for MGIC, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business on a nationwide basis utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations and the matters in the September Freddie Mac Letter.

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

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires; that the GSEs will approve MIC to write new business in all jurisdictions in which MGIC is unable to do so; or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. At present the amount of additional capital we would need to comply with the Capital Requirements would be substantial.

For more information about factors that could negatively impact MGIC’s compliance with Capital Requirements, which depending on the severity of adverse outcomes could exacerbate materially the current non-compliance with Capital Requirements, see Note 5 – “Litigation and Contingencies” and Note 11 – “Income Taxes.” As discussed above, we have not accrued an estimated loss in our financial statements to reflect the satisfaction of the Settlement Condition. In addition, as discussed below, in accordance with Accounting Standards Codification (“ASC”) 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in other litigation or other dispute resolution proceedings. An accrual, if required and depending on the amount, could exacerbate materially MGIC’s current non-compliance with Capital Requirements. In addition to the factors listed above, our statutory capital and compliance with Capital Requirements could be negatively affected by an unfunded pension liability. An unfunded pension liability for statutory capital purposes may result from increases in pension benefit obligations due to a lower discount rate assumption or decreases to the fair value of pension plan assets due to poor asset performance, as well as changes in certain other actuarial assumptions.

Since mid-2011, two of our competitors, Republic Mortgage Insurance Company (“RMIC”) and PMI Mortgage Insurance Co. (“PMI”), ceased writing new insurance commitments, were placed under the supervision of the insurance departments of their respective domiciliary states and are subject to partial claim payment plans with the remaining claim amounts deferred. (PMI’s parent company subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.) In addition, in 2008, Triad Guaranty Insurance Corporation ceased writing new business and entered into voluntary run-off.  It is also subject to a partial payment plan ordered by its domiciliary state.

MGIC’s failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, even though it does not meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see Note 5 - “Litigation and Contingencies.”)

Prior to 2008, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first nine months of 2012, rescissions mitigated our paid losses by approximately $0.2 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 8% to 13% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As discussed in Note 5 – “Litigation and Contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effects we expect rescission activity to have on the losses we expect to pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. A variance between ultimate actual rescission and reversal rates and these estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011 and the first nine months of 2012, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. At September 30, 2012, we had 148,885 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since the beginning of 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and Contingencies.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. Both GSEs approved our proposed settlement agreement with one customer. We considered the terms of the proposed agreement when establishing our loss reserves at September 30, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements, which were structured in a different manner than the one that was approved by the GSEs, and the terms of these other agreements were not considered when establishing our loss reserves at September 30, 2012. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

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

In October 2011, new guidance was issued on accounting for costs associated with acquiring or renewing insurance contracts. The new guidance changed how insurance companies account for acquisition costs, particularly in determining what costs are deferrable. The new requirements were effective beginning in the first quarter of 2012 and we have adopted them prospectively. Under the new guidance in effect, for the three and nine months ended September 30, 2012, we deferred $2.6 million and $6.7 million of acquisition costs, respectively. For the three and nine months ended September 30, 2011, we deferred $1.2 million and $3.9 million in acquisition costs, respectively, and under the new guidance we would have deferred $1.8 million and $5.2 million of such costs, respectively. Acquisition costs are not deferred on a statutory accounting basis; therefore this new guidance has no impact on our statutory capital.

Note 3 – Debt

Senior Notes

At September 30, 2012 and December 31, 2011 we had outstanding $100.1 million and $171.0 million, respectively, of 5.375% Senior Notes due in November 2015. During 2012 we repurchased $70.9 in par value of those Senior Notes. We recognized a gain on the repurchases of approximately $17.8 million, which is included in other revenue on the Consolidated Statements of Operations for the nine months ended September 30, 2012. During 2011 we repurchased $129.0 million in par value of these same Senior Notes. We recognized a gain on the repurchases of approximately $27.7 million, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2011. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at September 30, 2012.

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

Interest payments on the Senior Notes were $4.8 million and $8.1 million for the nine months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2011 we also had interest payments of $4.4 million related to Senior Notes repaid in 2011.

Convertible Senior Notes

At September 30, 2012 and December 31, 2011 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in 2017. Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

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

Interest payments on the Convertible Senior Notes were $8.6 million in each of the nine months ended September 30, 2012 and 2011.

Convertible Junior Subordinated Debentures

At September 30, 2012 and December 31, 2011 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At September 30, 2012 and December 31, 2011 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $370.2 million and $344.4 million, respectively, with the unamortized discount reflected in equity. The debentures rank junior to all of our existing and future senior indebtedness.

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

On September 11, 2012, we sent notice to the holders of record of our debentures that we were deferring to October 1, 2022, the interest payment of $17.5 million that was scheduled to be paid on October 1, 2012. During this 10-year deferral period the deferred interest will continue to accrue and compound semi-annually to the extent permitted by applicable law at an annual rate of 9%.

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

Interest payments on the debentures were $17.5 million in each of the nine months ended September 30, 2012 and 2011.

All debt

The par value and fair value of our debt at September 30, 2012 and December 31, 2011 appears in the table below.

	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012
Liabilities:
Senior Notes	$100,118	$73,086	$73,086	$-	$-
Convertible Senior Notes	345,000	234,600	234,600	-	-
Convertible Junior Subordinated Debentures	389,522	106,390	-	106,390	-
Total Debt	$834,640	$414,076	$307,686	$106,390	$-

December 31, 2011
Liabilities:
Senior Notes	$171,000	$116,708	$116,708	$-	$-
Convertible Senior Notes	345,000	202,256	202,256	-	-
Convertible Junior Subordinated Debentures	389,522	189,648	-	189,648	-
Total Debt	$905,522	$508,612	$318,964	$189,648	$-

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

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At September 30, 2012, we had approximately $425 million in cash and investments at our holding company. The net unrealized gains on our holding company investment portfolio were approximately $3 million at September 30, 2012. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 2.2 years at September 30, 2012.

Note 4 – Reinsurance

The reinsurance recoverable on loss reserves as of September 30, 2012 and December 31, 2011 was approximately $118 million and $155 million, respectively. Captive agreements are written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $115 million at September 30, 2012 which was supported by $324 million of trust assets, while at December 31, 2011 the reinsurance recoverable on loss reserves related to captives was $142 million which was supported by $359 million of trust assets. As of September 30, 2012 and December 31, 2011 there was an additional $26 million and $27 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. Trust fund assets of $0.4 million and $39 million were transferred to us as a result of captive terminations during the first nine months of 2012 and 2011, respectively.

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

Note 5 – Litigation and Contingencies

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On or about December 9, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. Since then, nine similar cases have been filed naming various mortgage lenders and mortgage insurers (including MGIC) as defendants.  In one case, an amended complaint has been filed after MGIC’s motion to dismiss was granted. One case has been voluntarily dismissed and nine cases remain pending. The complaints in all nine of the remaining cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

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

In addition, beginning in June 2008, and as recently as December 2011, we received various subpoenas from the U.S. Department of Housing and Urban Development (“HUD”), seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. In June 2012, we received a Civil Investigative Demand from the CFPB requiring additional information and documentation regarding captive mortgage reinsurance. We have met with, and expect to continue to meet with, the CFPB to discuss the Civil Investigative Demand and how to resolve its investigation. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

In October 2010, a purported class action lawsuit was filed against MGIC in the U.S. District Court for the Western District of Pennsylvania by a loan applicant on whose behalf a now-settled action we previously disclosed had been filed by the U.S. Department of Justice. In this lawsuit, the loan applicant alleged that MGIC discriminated against her and certain proposed class members on the basis of sex and familial status when MGIC underwrote their loans for mortgage insurance. In May 2011, the District Court granted MGIC’s motion to dismiss with respect to all claims except certain Fair Housing Act claims. On July 2, 2012, the District Court granted preliminary approval for a class action settlement of the lawsuit. The proposed settlement creates a settlement class of 265 borrowers.  Under the terms of the proposed settlement, MGIC is required to deposit $500,000 into an escrow account to fund possible payments to affected borrowers. In addition, MGIC will pay the named plaintiff an “incentive fee” of $7,500 and pay class counsels’ fees of $337,500.  Any funds remaining in the escrow account after payment of all claims approved under the procedures established by the settlement will be returned to MGIC. The settlement is contingent upon the District Court’s final approval.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) in June 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaints’ allegations regarding C-BASS. Our motion to dismiss the Complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The Complaint was dismissed and the motion to file the Amended Complaint was denied. These decisions were affirmed by the Appeals Court in April 2012. In early July 2012, the plaintiffs re-filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. On October 3, 2012, the District Court denied the July 2012 motion and the plaintiffs did not appeal. Although this case has been resolved in our favor, other lawsuits alleging violations of the securities laws could be brought against us.

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

In the arbitration proceeding, we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. From January 1, 2008 through September 30, 2012, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $440 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72,100. Various materials exchanged by MGIC and Countrywide in 2011 bring into the dispute loans we did not consider before then to be Countrywide-related and loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts under coverage it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage. While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans has been scheduled to begin in March 2013.

We are in mediation in an effort to resolve our dispute with Countrywide, although we cannot predict whether the mediation will result in a resolution. If it does, a resolution with Countrywide will be subject to various conditions before it becomes effective. In connection with our mediation with Countrywide, we have voluntarily suspended rescissions related to loans that we believe could be covered by a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. If we are able to reach a resolution with Countrywide, under ASC 450-20, we would record the effects of the resolution in our accounts when we determine that it is probable the resolution will become effective and the financial effect on us can be reasonably estimated. If these conditions to recording are met, the financial statement effect on us would involve the recognition of additional loss, which would negatively impact our capital.

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

At September 30, 2012, 32,560 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory). As noted above, we have suspended Countrywide rescissions of coverage on loans that we believe could be included in a potential resolution with Countrywide. Although these loans are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. We expect a significant portion of the Countrywide loans in our delinquency inventory will cure their delinquency or their coverage will be rescinded and will not involve paid claims. From January 1, 2008 through September 30, 2012, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or the coverage is rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 83% were paid and coverage on the remaining 17% were rescinded. Had we processed the rescissions we have suspended, these percentages would be approximately 79% and 21%, respectively.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. From January 1, 2008 through September 30, 2012, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.8 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At September 30, 2012, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.5 billion.

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

On May 17, 2012, Freddie Mac filed a lawsuit in the Virginia Court against MGIC effectively seeking declaratory judgment regarding the proper interpretation of the pool insurance policies and on June 14, 2012, FHFA was added as a plaintiff (“Freddie Mac’s Lawsuit”). On July 5, 2012, the Virginia Court granted our motion to transfer Freddie Mac’s Lawsuit to the Wisconsin Court, but it stayed the transfer pending the Wisconsin Court’s determining that it had subject matter jurisdiction. Freddie Mac has asked the Virginia Court to reconsider its transfer decision. In August 2012, the court denied that request.

For subsequent developments regarding settlement of the pool insurance dispute, see Note 1 –  "Basis of Presentation – Capital."

We account for losses under our interpretation of the pool insurance policies. If we are unable to finalize a settlement with Freddie Mac, we intend to defend MGIC against the litigation described above and to advocate MGIC’s position in the litigation, vigorously. Although it is reasonably possible that our interpretation will not prevail in the litigation described above, under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this litigation. Changed circumstances that lead us to conclude a loss is probable in litigation would negatively impact our statutory capital and, depending on the amount, could exacerbate materially the current non-compliance with Capital Requirements. In the third quarter of 2012 the aggregate loss limit under our interpretation of the policy was exhausted, the policy was cancelled and approximately 15,600 pool notices were removed from the pool notice inventory and thus, we are no longer estimating loss reserves on this policy.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in seven lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS.  Two of those lawsuits remain pending and the other five lawsuits have been dismissed without an appeal.  The damages sought in the remaining case are substantial.

Our mortgage insurance business utilizes its underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs in previous years. Historically, a material portion of our new insurance written through the flow channel has involved loans for which we provided contract underwriting services, including new insurance written between 2006 and 2008. Claims for remedies may be made a number of years after the underwriting work was performed. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which has continued into the first nine months of 2012.

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

Note 6 – Earnings (Loss) per Share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 1.1 million for each of the three and nine months ended September 30, 2012 and 1.0 million and 1.8 million, respectively, for the three and nine months ended September 30, 2011 because they were anti-dilutive due to our reported net loss. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended September 30, 2012 and 2011 common stock equivalents of 55.4 million and 55.5 million, respectively, and for each of the nine months ended September 30, 2012 and 2011 common stock equivalents of 55.6 million were not included because they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2012	2011	2012	2011
	(In thousands, except per share data)

Basic earnings per share:

Weighted average common shares outstanding	202,014	201,109	201,851	200,983
Net loss	$(246,942)	$(165,205)	$(540,388)	$(350,598)
Basic loss per share	$(1.22)	$(0.82)	$(2.68)	$(1.74)

Diluted earnings per share:
Weighted-average shares - Basic	202,014	201,109	201,851	200,983
Common stock equivalents	-	-	-	-

Weighted-average shares - Diluted	202,014	201,109	201,851	200,983

Net loss	$(246,942)	$(165,205)	$(540,388)	$(350,598)

Diluted loss per share	$(1.22)	$(0.82)	$(2.68)	$(1.74)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at September 30, 2012 and December 31, 2011 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$214,845	$4,438	$(20)	$219,263
Obligations of U.S. states and political subdivisions	1,228,688	47,441	(4,097)	1,272,032
Corporate debt securities	2,512,767	52,240	(1,569)	2,563,438
Residential mortgage-backed securities	446,979	10,160	(229)	456,910
Commercial mortgage-backed securities	256,794	9,996	-	266,790
Debt securities issued by foreign sovereign governments	133,625	11,815	(27)	145,413
Total debt securities	4,793,698	136,090	(5,942)	4,923,846
Equity securities	2,736	182	-	2,918

Total investment portfolio	$4,796,434	$136,272	$(5,942)	$4,926,764

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$592,108	$4,965	$(36)	$597,037
Obligations of U.S. states and political subdivisions	2,255,192	74,918	(6,639)	2,323,471
Corporate debt securities	2,007,720	32,750	(7,619)	2,032,851
Residential mortgage-backed securities	441,589	4,113	(285)	445,417
Commercial mortgage-backed securities	257,530	7,404	-	264,934
Debt securities issued by foreign sovereign governments	146,755	10,441	(6)	157,190
Total debt securities	5,700,894	134,591	(14,585)	5,820,900
Equity securities	2,666	82	(1)	2,747

Total investment portfolio	$5,703,560	$134,673	$(14,586)	$5,823,647

(1) At September 30, 2012 and December 31, 2011, there were no other-than-temporary impairment losses recorded in other comprehensive income.

The amortized cost and fair values of debt securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
September 30, 2012	Cost	Value
	(In thousands)

Due in one year or less	$780,615	$783,234
Due after one year through five years	1,902,433	1,952,796
Due after five years through ten years	869,795	920,848
Due after ten years	421,798	432,197

	$3,974,641	$4,089,075

Residential mortgage-backed securities	446,979	456,910
Commercial mortgage-backed securities	256,794	266,790
Auction rate securities (1)	115,284	111,071

Total at September 30, 2012	$4,793,698	$4,923,846

(1) At September 30, 2012, all of the auction rate securities had a contractual maturity greater than 10 years.

At September 30, 2012 and December 31, 2011, the investment portfolio had gross unrealized losses of $5.9 million and $14.6 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2012	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,953	$20	$-	$-	$8,953	$20
Obligations of U.S. states and political subdivisions	66,542	856	64,227	3,241	130,769	4,097
Corporate debt securities	163,008	382	34,057	1,187	197,065	1,569
Residential mortgage-backed securities	37,600	229	-	-	37,600	229
Debt securities issued by foreign sovereign governments	8,195	27	-	-	8,195	27
Total investment portfolio	$284,298	$1,514	$98,284	$4,428	$382,582	$5,942

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$78,546	$36	$-	$-	$78,546	$36
Obligations of U.S. states and political subdivisions	188,879	837	137,965	5,802	326,844	6,639
Corporate debt securities	689,396	6,709	28,174	910	717,570	7,619
Residential mortgage-backed securities	120,405	285	-	-	120,405	285
Debt securities issued by foreign sovereign governments	484	6	-	-	484	6
Equity securities	-	-	33	1	33	1
Total investment portfolio	$1,077,710	$7,873	$166,172	$6,713	$1,243,882	$14,586

The securities in an unrealized loss position for 12 months or greater are primarily auction rate securities (“ARS”) backed by student loans. See further discussion of these securities below. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at September 30, 2012 and December 31, 2011, respectively, compared to the interest rates at the time of purchase as well as the liquidity discount rate applied in our auction rate securities discounted cash flow model.

The fair value of our ARS backed by student loans was approximately $111 million and $170 million at September 30, 2012 and December 31, 2011, respectively. ARS were intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process had historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education.  At September 30, 2012, our ARS portfolio was approximately 66% AAA/Aaa-rated by one or more of the major rating agencies.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At September 30, 2012, our entire ARS portfolio, consisting of 13 investments, was subject to failed auctions; however, from the period when the auctions began to fail through September 30, 2012, $422 million in par value of ARS was either sold or called, with the average amount we received being approximately 96% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During each of the first nine months of 2012 and 2011 there were other-than-temporary impairments (“OTTI”) recognized of $0.3 million.

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$8,901	$10,263	$110,335	$37,741
Equity securities	30	12	424	51
Other	(2,747)	877	(742)	855

	$6,184	$11,152	$110,017	$38,647

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$10,559	$12,007	$118,599	$43,952
Losses on sales	(4,375)	(602)	(8,243)	(5,052)
Impairment losses	-	(253)	(339)	(253)

	$6,184	$11,152	$110,017	$38,647

We elected to realize these gains, by selling certain securities, given the favorable market conditions experienced in 2011 and the first nine months of 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce our investments in tax exempt municipal securities and increase our investments in taxable securities. For statutory purposes investments are generally held at amortized cost, therefore the realized gains increased our statutory policyholders’ position or statutory capital in 2011 and the first nine months of 2012.

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

Assets classified as Level 3 are as follows:

•
Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 7 – “Investments.” Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at September 30, 2012 and December 31, 2011. The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with them. The DCF model for the auction rate securities is based on the following key assumptions:

•	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
•	Time to liquidity ranging from December 31, 2013 through December 31, 2015;
•	Continued receipt of contractual interest; and
•	Discount rates ranging from 2.21% to 3.71%, which include a spread for liquidity risk.

A 1% change in the discount rate would change the value of our ARS by approximately $2.4 million. A two year change to the years to liquidity assumption would change the value of our ARS by approximately $4.6 million.

•
Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of September 30, 2012 and December 31, 2011:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2012

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$219,263	$219,263	$-	$-
Obligations of U.S. states and political subdivisions	1,272,032	-	1,198,237	73,795
Corporate debt securities	2,563,438	-	2,522,513	40,925
Residential mortgage-backed securities	456,910	-	456,910	-
Commercial mortgage-backed securities	266,790	-	266,790	-
Debt securities issued by foreign sovereign governments	145,413	145,413	-	-
Total debt securities	4,923,846	364,676	4,444,450	114,720
Equity securities	2,918	2,597	-	321
Total investments	$4,926,764	$367,273	$4,444,450	$115,041
Real estate acquired (1)	$3,097	$-	$-	$3,097

December 31, 2011

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$597,037	$597,037	$-	$-
Obligations of U.S. states and political subdivisions	2,323,471	-	2,209,245	114,226
Corporate debt securities	2,032,851	1,455	1,971,168	60,228
Residential mortgage-backed securities	445,417	-	445,417	-
Commercial mortgage-backed securities	264,934	-	264,934	-
Debt securities issued by foreign sovereign governments	157,190	147,976	9,214	-
Total debt securities	5,820,900	746,468	4,899,978	174,454
Equity securities	2,747	2,426	-	321
Total investments	$5,823,647	$748,894	$4,899,978	$174,775
Real estate acquired (1)	$1,621	$-	$-	$1,621

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during the first nine months of 2012 or 2011.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at June 30, 2012	$83,981	$40,857	$321	$125,159	$3,074
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(467)	-	-	(467)	-
Included in earnings and reported as impairment losses, net	-	-	-	-	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(309)
Included in other comprehensive income	971	68	-	1,039	-
Purchases	-	-	-	-	2,718
Sales	(10,690)	-	-	(10,690)	(2,386)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2012	$73,795	$40,925	$321	$115,041	$3,097

Amount of total losses included in earnings for the three months ended September 30, 2012 attributable to the change in unrealized losses on assets still held at September 30, 2012	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(2,992)	(1,081)	-	(4,073)	-
Included in earnings and reported as impairment losses, net	-	(339)	-	(339)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(774)
Included in other comprehensive income	1,727	423	-	2,150	-
Purchases	27	-	-	27	8,688
Sales	(39,193)	(18,306)	-	(57,499)	(6,438)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2012	$73,795	$40,925	$321	$115,041	$3,097

Amount of total losses included in earnings for the nine months ended September 30, 2012 attributable to the change in unrealized losses on assets still held at September 30, 2012	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at June 30, 2011	$223,402	$70,039	$321	$293,762	$2,828
Total realized/unrealized gains (losses):
Included in earnings and reported as net impairment losses recognized in earnings	-	(200)	-	(200)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(85)
Included in other comprehensive income	342	451	-	793	-
Purchases	-	-	-	-	1,148
Sales	(2,537)	-	-	(2,537)	(1,567)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2011	$221,207	$70,290	$321	$291,818	$2,324

Amount of total losses included in earnings for the three months ended September 30, 2011 attributable to the change in unrealized losses on assets still held at September 30, 2011	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220
Total realized/unrealized gains (losses):
Included in earnings and reported as net impairment losses recognized in earnings	-	(200)	-	(200)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(180)
Included in other comprehensive income	(845)	437	-	(408)	-
Purchases	-	-	-	-	3,944
Sales	(73,638)	-	-	(73,638)	(7,660)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at September 30, 2011	$221,207	$70,290	$321	$291,818	$2,324

Amount of total losses included in earnings for the nine months ended September 30, 2011 attributable to the change in unrealized losses on assets still held at September 30, 2011	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.” Fair value disclosures related to our debt are included in Note 3 – “Debt.”

Note 9 – Other Comprehensive Income

Our other comprehensive income for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended
	September 30, 2012
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$47,368	$(16,552)	$13,671	$44,487
Unrealized foreign currency translation adjustment	1,709	(600)	-	1,109

Other comprehensive income (loss)	$49,077	$(17,152)	$13,671	$45,596

	Nine Months Ended
	September 30, 2012
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$10,243	$(3,462)	$-	$6,781
Unrealized foreign currency translation adjustment	2,260	(792)	-	1,468

Other comprehensive income (loss)	$12,503	$(4,254)	$-	$8,249

	Three Months Ended
	September 30, 2011
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$74,142	$(25,705)	$-	$48,437
Unrealized foreign currency translation adjustment	(15,422)	5,401	-	(10,021)

Other comprehensive income (loss)	$58,720	$(20,304)	$-	$38,416

	Nine Months Ended
	September 30, 2011
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$111,355	$(38,601)	$-	$72,754
Unrealized foreign currency translation adjustment	(8,459)	2,962	-	(5,497)

Other comprehensive income (loss)	$102,896	$(35,639)	$-	$67,257

See Note 11 – “Income Taxes” for a discussion of the valuation allowance.

Our total accumulated other comprehensive income was as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)

Unrealized gains (losses) on investments	$130,330	$120,087
Defined benefit plans	(70,582)	(70,582)
Foreign currency translation adjustment	32,554	30,294

Accumulated other comprehensive income, before tax	92,302	79,799

Tax effect (1)	(53,929)	(49,675)

Total accumulated other comprehensive (loss) income	$38,373	$30,124

(1)	Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended September 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2012	2011	2012	2011
	(In thousands)

Service cost	$2,416	$2,229	$307	$273
Interest cost	4,120	4,025	286	338
Expected return on plan assets	(4,553)	(4,343)	(791)	(824)
Recognized net actuarial loss	1,457	1,002	199	157
Amortization of prior service cost	166	165	(1,554)	(1,554)

Net periodic benefit cost	$3,606	$3,078	$(1,553)	$(1,610)

	Nine Months Ended September 30,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2012	2011	2012	2011
	(In thousands)

Service cost	$7,247	$6,688	$920	$818
Interest cost	12,361	12,074	857	1,013
Expected return on plan assets	(13,659)	(13,030)	(2,372)	(2,474)
Recognized net actuarial loss	4,372	3,008	599	473
Amortization of prior service cost	499	496	(4,663)	(4,663)

Net periodic benefit cost	$10,820	$9,236	$(4,659)	$(4,833)

In October 2012, we contributed $15 million to the pension plan. We currently do not intend to make any additional contributions to the plans during 2012.

Under Statement of Statutory Accounting Principles (“SSAP”) No. 92 and No. 102, which will become effective January 1, 2013, the measurement of pension and other postretirement benefit liabilities will begin to include non-vested employees. This measurement, referred to as the projected benefit obligation, is the measurement currently used under GAAP. Once the SSAPs are effective, our statutory benefit obligations will increase. We are currently evaluating the provisions of this guidance, however we do not expect the new guidance to have a material impact on our statutory benefit obligations.

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

For the nine months ended September 30, 2012 and 2011, our deferred tax valuation allowance was reduced by the change in the deferred tax liability related to $7.8 million and $103.9 million, respectively, of unrealized gains on investments that were recorded in other comprehensive income.  In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Tax benefit before valuation allowance	$(89,106)	$(74,069)	$(196,535)	$(157,162)
Change in valuation allowance	86,134	47,939	192,035	122,654

Benefit from income taxes	$(2,972)	$(26,130)	$(4,500)	$(34,508)

The decrease in the valuation allowance that was included in other comprehensive income for the three months ended September 30, 2012 was $13.7 million. There was no change in the valuation allowance included in other comprehensive income for nine months ended September 30, 2012 or the three and nine months ended September 30, 2011.  The total valuation allowance as of September 30, 2012 and December 31, 2011 was $800.8 million and $608.8 million, respectively.

We have approximately $2,105 million of net operating loss carryforwards on a regular tax basis and $1,225 million of net operating loss carryforwards for computing the alternative minimum tax as of September 30, 2012. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2032.

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The IRS assessment related to the REMIC issue is $190.7 million in taxes and penalties. There would also be applicable interest which, when computed on the amount of the assessment, is substantial. Depending on the outcome of this matter, additional state income taxes along with any applicable interest may become due when a final resolution is reached and could also be substantial.

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. In July 2012,  we were informed by the IRS that it would not finalize our previous settlement. We are exploring our alternatives with respect to this matter. One alternative is to seek to reach a new settlement which, if reached, we expect would be more costly to us than the prior settlement. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see Note 1 – “Basis of Presentation - Capital.”

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

The following table provides a reconciliation of beginning and ending loss reserves for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)

Reserve at beginning of year	$4,557,512	$5,884,171
Less reinsurance recoverable	154,607	275,290
Net reserve at beginning of year (1)	4,402,905	5,608,881

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	1,091,326	1,328,906
Prior years (2)	287,291	(96,269)
Subtotal (3)	1,378,617	1,232,637

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	54,813	37,111
Prior years	1,840,992	2,218,490
Reinsurance terminations (4)	(425)	(38,769)
Subtotal (5)	1,895,380	2,216,832

Net reserve at end of period (6)	3,886,142	4,624,686
Plus reinsurance recoverables	117,859	166,874

Reserve at end of period	$4,004,001	$4,791,560

(1)	At December 31, 2011 and 2010, the estimated reduction in loss reserves related to rescissions approximated $0.7 billion and $1.3 billion, respectively.
(2)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(3)	Rescissions did not have a significant impact on incurred losses in the nine months ended September 30, 2012 or 2011.
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

(5)
Rescissions mitigated our paid losses by an estimated $0.2 billion in the nine months ended September 30, 2012 and by an estimated $0.5 billion in the nine months ended September 30, 2011, which excludes amounts that may have been applied to a deductible.

(6)	At September 30, 2012 and 2011, the estimated reduction in loss reserves related to rescissions approximated $0.5 billion and $0.8 billion, respectively.

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

In the first nine months of 2012, net losses incurred were $1,379 million, comprised of $1,091 million of current year loss development and $287 million of unfavorable prior years’ loss development. In the first nine months of 2011, net losses incurred were $1,233 million, comprised of $1,329 million of current year loss development, offset by $96 million of favorable prior years’ loss development.

Current year losses incurred decreased in the first nine months of 2012 compared to the same period in 2011 primarily due to a decrease in the number of new default notices received, net of cures, compared to the prior period.

The development of the reserves in the first nine months of 2012 and 2011 is reflected in the “Prior years” line in the table above. The $287 million increase in losses incurred in the first nine months of 2012 that was related to defaults that occurred in prior years resulted primarily from an increase in the estimated claim rate on primary defaults (approximately $300 million). The increase in the claim rate was based on a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. Our experience on defaults that are 12 months or more delinquent during the first nine months of 2012 has increased our estimate of the claim rate. The offsetting decrease in losses incurred that was related to defaults that occurred in prior years (approximately $13 million) related to pool reserves, LAE reserves and reinsurance.

The $96 million decrease in losses incurred in the first nine months of 2011 that was related to defaults that occurred in prior periods resulted primarily from a decrease in the estimated severity on primary defaults (approximately $105 million) as well as a decrease in estimated severity on pool defaults (approximately $50 million). The decrease in losses incurred related to prior years was also related to a decrease in estimated loss adjustment expenses (approximately $121 million).  These decreases were offset by an increase in the estimated claim rate on primary defaults (approximately $180 million). The decrease in the severity was based on the resolution of approximately 49% of the prior year default inventory. The decrease in estimated loss adjustment expense was based on recent historical trends in the costs associated with resolving a claim. The increase in the claim rate was also based on the resolution of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year and default notices received in prior years. It has historically taken, prior to the last few years, on average, approximately twelve months for a default which is not cured to develop into a paid claim, therefore, most losses paid relate to default notices received in prior years. Due to a combination of reasons that have slowed the rate at which claims are received and paid, including foreclosure moratoriums and suspensions, servicing delays, court delays, loan modifications, our fraud investigations and our claim rescissions and denials for misrepresentation, it is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims. Beginning in 2011, we experienced an increase in claims paid on default notices related to the current year due to fewer claim investigations and an increase in short sales. The “Losses paid” section of the table also includes a decrease in losses paid related to terminated reinsurance agreements as noted in footnote (4) of the table above.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at September 30, 2012 and December 31, 2011 and approximated $118 million and $114 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

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

Aging of the Primary Default Inventory

	September 30,		December 31,		September 30,
	2012		2011		2011

Consecutive months in default
3 months or less	25,593	17%	31,456	18%	33,167	18%
4 - 11 months	35,029	24%	46,352	26%	45,110	25%
12 months or more	88,263	59%	97,831	56%	102,617	57%

Total primary default inventory	148,885	100%	175,639	100%	180,894	100%

Primary claims received inventory included in ending default inventory (1)	12,508	8%	12,610	7%	13,799	8%

(1) As discussed in Note 5 – “Litigation and Contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide.

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	September 30,		December 31,		September 30,
	2012		2011		2011

3 payments or less	35,130	24%	42,804	24%	43,312	24%
4 - 11 payments	36,359	24%	47,864	27%	47,929	26%
12 payments or more	77,396	52%	84,971	49%	89,653	50%

Total primary default inventory	148,885	100%	175,639	100%	180,894	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Prior to 2008, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first nine months of 2012, rescissions mitigated our paid losses by approximately $0.2 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 8% to 13% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As discussed in Note 5 – “Litigation and Contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation. At September 30, 2012, we had 148,885 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In billions)

Estimated rescission reduction - beginning reserve	$0.6	$0.9	$0.7	$1.3

Estimated rescission reduction - losses incurred	-	-	-	-

Rescission reduction - paid claims	0.1	0.1	0.2	0.5
Amounts that may have been applied to a deductible	-	-	-	-
Net rescission reduction - paid claims	0.1	0.1	0.2	0.5

Estimated rescission reduction - ending reserve (1)	$0.5	$0.8	$0.5	$0.8

(1) As noted in Note 5 – “Litigation and Contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded, and thus are included in the estimated $0.5 million estimated rescission reduction to ending reserves at September 30, 2012. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

At September 30, 2012, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2012 and December 31, 2011 the estimate of this liability totaled $49 million and $58 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since the beginning of 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and Contingencies.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. Both GSEs approved our proposed settlement agreement with one customer. We considered the terms of the proposed agreement when establishing our loss reserves at September 30, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements, which are structured in a different manner than the one that was approved by the GSEs, and the terms of these other agreements were not considered when establishing our loss reserves at September 30, 2012. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

A rollforward of our primary default inventory for the three and nine months ended September 30, 2012 and 2011 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Default inventory at beginning of period	153,990	184,452	175,639	214,724
Plus: New Notices	34,432	44,342	101,454	127,509
Less: Cures	(27,384)	(34,335)	(90,896)	(115,806)
Less: Paids (including those charged to a deductible or captive)	(11,344)	(12,033)	(34,991)	(39,052)
Less: Rescissions and denials	(809)	(1,532)	(2,321)	(6,481)
Default inventory at end of period	148,885	180,894	148,885	180,894

Pool insurance notice inventory decreased from 32,971 at December 31, 2011 to 9,337 at September 30, 2012. During the third quarter of 2012, approximately 15,600 pool notices were removed from the pool notice inventory due to the exhaustion of the aggregate loss on a pool policy we have with Freddie Mac. See Note 5 – “Litigation and Contingencies” for a discussion of our dispute with Freddie Mac regarding this pool policy. The pool insurance notice inventory was 33,792 at September 30, 2011.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at September 30, 2012, December 31, 2011 and September 30, 2011 appear in the table below.

	September 30,	December 31,	September 30,
	2012	2011	2011
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(865)	$(961)	$(1,039)

Established loss reserves	781	826	892

Net deficiency	$(84)	$(135)	$(147)

The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2012 was $9 million and $51 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the three and nine months ended September 30, 2012 are both primarily related to higher estimated ultimate losses. The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2011 was $12 million and $32 million, respectively. The net change in assumptions for the third quarter of 2011 was primarily related to higher estimated ultimate losses. The net change in assumptions for the first nine months of 2011 was primarily related to higher estimated ultimate premiums and lower estimated ultimate losses.

	Three Months Ended		Nine Months Ended
	September 30, 2012
	(In millions)

Premium Deficiency Reserve at beginning of period		$(93)		$(135)

Paid claims and loss adjustment expenses	$67		$219
Decrease in loss reserves	(25)		(45)
Premium earned	(25)		(77)
Effects of present valuing on future premiums, losses and expenses	(4)		(8)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		13		89

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		(4)		(38)

Premium Deficiency Reserve at end of period		$(84)		$(84)

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

Overview

Through our subsidiaries MGIC and MIC, we are the leading provider of private mortgage insurance in the United States, as measured by insurance in force, to the home mortgage lending industry.

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

Outlook

At this time, we are facing the following particularly significant challenges:

•
Whether we may continue to write insurance on new residential mortgage loans due to actions our regulators or the GSEs could take based upon our capital position or based upon their projections of future deterioration in our capital position. This challenge is discussed under “Capital” below.

•
Whether we will prevail in legal proceedings challenging whether our rescissions were proper or if we enter into material resolution arrangements. For additional information about this challenge and other potentially significant challenges that we face, see “Rescissions” below as well as our risk factors titled “Our losses could increase if rescission rates decrease faster than we are projecting, we do not prevail in proceedings challenging whether our rescissions were proper or we enter into material resolution arrangements,”  “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” and “Resolution of our dispute with the Internal Revenue Service could adversely affect us.” An adverse outcome in these matters would negatively impact our capital position. See discussion of this challenge under “Capital” below.

•
Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. A definition of “qualified residential mortgages” (“QRM”) that significantly impacts the volume of low down payment mortgages available to be insured or a possible restructuring or change in the charters of the GSEs could significantly affect our business. This challenge is discussed under “Qualified Residential Mortgages” and “GSE Reform” below. For another factor that could decrease the demand for mortgage insurance see our risk factor titled “The implementation of the Basel III capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance.”

Capital

Insurance regulators

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and the first nine months of 2012. While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At September 30, 2012, MGIC’s preliminary risk-to-capital ratio was 31.5 to 1, exceeding the maximum allowed by many jurisdictions, and its preliminary policyholder position was $344 million below the required MPP of $1.3 billion. We expect MGIC’s risk-to-capital ratio to increase and to continue to exceed 25 to 1. At September 30, 2012, the preliminary risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 34.1 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC or MIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC and MIC to write insurance with a higher coverage percentage than they could on their own under certain state-specific requirements.

Under Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”), which became effective January 1, 2012, MGIC received no benefit to statutory capital at June 30, 2012 for deferred tax assets because MGIC’s risk-to-capital ratio exceeded 25 to 1 before considering those assets. The exclusion of deferred tax assets at June 30, 2012, negatively impacted our statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding contrary provisions of SSAP No. 101. At September 30, 2012, pursuant to the permitted practice, deferred tax assets of $90 million were included in statutory capital.

Although MGIC does not meet the Capital Requirements of Wisconsin, the OCI has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. The OCI Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the OCI Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the OCI Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, excluding MIC and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of September 30, 2012, “Liquid Assets” were approximately $5.1 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after September 30, 2012 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “Resolution of our dispute with the Internal Revenue Service could adversely affect us .”

MGIC applied for waivers in the other jurisdictions with Capital Requirements and, at this time, has active waivers from eight of them, two of which allow a maximum risk-to-capital ratio that we expect to exceed in the fourth quarter of 2012. Four jurisdictions have either denied our request for waivers, have laws that do not allow for waivers or have granted waivers allowing risk-to-capital ratios that MGIC has exceeded. We are awaiting a response from three other jurisdictions, some of which may deny our request.

As part of our longstanding plan to write new business in MIC, a direct subsidiary of MGIC, and pursuant to the OCI Order, MGIC has made capital contributions to MIC, with $200 million contributed in January 2012. As of September 30, 2012, MIC had statutory capital of $443 million. In the third quarter of 2012, we began writing new mortgage insurance in MIC on the same policy terms as MGIC, in those jurisdictions where we did not have active waivers of Capital Requirements for MGIC. In the third quarter of 2012, MIC’s new insurance written was $587 million, which includes business from certain jurisdictions for which new insurance is again being written in MGIC after it received the necessary waivers, but excludes business in certain jurisdictions in which we expect MIC to write new insurance in the fourth quarter of 2012, after MGIC exceeds the risk-to-capital ratio limit included in the jurisdictions’ waivers. With the $443 million of statutory capital in MIC, we have the capacity to write 100% of our new insurance written in MIC for at least five years at current quality and volume levels of new insurance written if we obtained GSE approval to do so. We are currently writing new mortgage insurance in MIC in Florida, Idaho, New Jersey, New York, Ohio, Puerto Rico and Texas. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from Fannie Mae and Freddie Mac (the “GSEs”) and the OCI to write business in all of the jurisdictions that have not waived their Capital Requirements for MGIC.

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

Under a letter dated January 23, 2012, Freddie Mac approved MIC to write business only in certain jurisdictions where MGIC does not meet the Capital Requirements and does not obtain waivers of them. The January 23, 2012 approval from Freddie Mac, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the SEC on January 24, 2012. Such conditions, which remain in effect, include requirements that while MIC is writing new business under the Freddie Mac approval, MIC may not exceed a risk-to-capital ratio of 20:1 (at September 30, 2012, MIC’s preliminary risk-to-capital ratio was 0.3 to 1), MGIC and MIC comply with all terms and conditions of the OCI Order, the OCI Order remain effective, and that MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC. As requested by the OCI, we have notified Freddie Mac that the OCI has objected to this last requirement and others contained in the Freddie Mac approval because those requirements do not recognize the OCI’s statutory authority and obligations. In this regard, see the third condition to the September 28, 2012 Freddie Mac letter referred to in the next paragraph.

Under a letter dated August 1, 2012, as amended by a letter dated September 28, 2012 (collectively, the “September Freddie Mac Letter”), Freddie Mac expanded the jurisdictions in which MIC is approved to cover all of the 15 jurisdictions besides Wisconsin that have Capital Requirements when MGIC is not able to write new business in a jurisdiction because MGIC would not meet those Requirements, after considering any waiver that may be granted. The approval in the September Freddie Mac Letter is subject to the following conditions: (1) a $100 million capital contribution to MGIC by our holding company be made on or before December 1, 2012 (the “Contribution Condition”); (2) substantial agreement to a settlement of our dispute with Freddie Mac regarding the interpretation of certain pool policies be reached on or before October 31, 2012 (such condition is the “Settlement Condition”; for more information about this dispute, see Note 5 “Litigation and Contingencies”); and (3) agreement by the OCI by December 31, 2012 that MIC’s capital will be available to MGIC to support MGIC’s policyholder obligations without segregation of those obligations (the “OCI Condition”). The approval in the September Freddie Mac Letter may be withdrawn at any time, ends December 31, 2013 and is also subject to compliance with the conditions and restrictions in Freddie Mac’s January 23, 2012 letter. This approval is only summarized above; the September Freddie Mac Letter was included as an exhibit to our Form 8-K filed with the SEC on October 2, 2012.

The Settlement Condition has been met, and with the exception of drafting issues that we consider minor, MGIC and Freddie Mac have agreed on the terms and text of a definitive settlement agreement, subject to approval by the Boards of Directors of MGIC and Freddie Mac and by the FHFA.  Under the settlement agreement, MGIC is to pay Freddie Mac $267.5 million in satisfaction of any further obligations under the policies in dispute, of which $100 million is to be paid upon effectiveness of the settlement and the remaining $167.5 million is to be paid in 48 equal monthly installments thereafter.

The settlement will become effective if and when the definitive settlement agreement is signed by all parties, including the FHFA.  MGIC does not intend to sign the settlement agreement unless MIC is approved by Freddie Mac and Fannie Mae, for a period that MGIC and the GSEs need to agree on, to write business in jurisdictions in which MGIC cannot due to failure to meet the Capital Requirements (the “Further MIC Approvals”). If the Further MIC Approvals are obtained, and there is a satisfactory resolution of the OCI Condition (which is completely beyond our control), we are willing to satisfy the Contribution Condition and MGIC is willing to sign the settlement agreement.

While we are hopeful of making further progress regarding the settlement, there are substantial risks the settlement will not be concluded.  We have not made any loss provision for a settlement and are unable to predict if and when a signed and effective settlement will be reached.  Effectiveness of the settlement would negatively impact our statutory capital and materially worsen the current non-compliance with Capital Requirements.  Absent a settlement, such an effect could also occur from changed circumstances that lead us to conclude a loss is probable in litigation.

If one GSE does not approve MIC in all jurisdictions that have not waived their Capital Requirements for MGIC, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business on a nationwide basis utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, the terms of the September Freddie Mac Letter may discourage some lenders from selecting MGIC or MIC as a mortgage insurer.

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

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires; that the GSEs will approve MIC to write new business in all jurisdictions in which MGIC is unable to do so; or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. At present the amount of additional capital we would need to comply with the Capital Requirements would be substantial. See our risk factor titled “Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.”

For more information about factors that could negatively impact MGIC’s compliance with Capital Requirements, which depending on the severity of adverse outcomes could exacerbate materially the current non-compliance with Capital Requirements, see our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “Resolution of our dispute with the Internal Revenue Service could adversely affect us .” As discussed above, we have not accrued an estimated loss in our financial statements to reflect the satisfaction of the Settlement Condition. In addition, as discussed below, in accordance with Accounting Standards Codification (“ASC”) 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in other litigation or other dispute resolution proceedings. An accrual, if required and depending on the amount, could exacerbate materially MGIC’s current non-compliance with Capital Requirements. In addition to the factors listed above, our statutory capital and compliance with Capital Requirements could be negatively affected by an unfunded pension liability. An unfunded pension liability for statutory capital purposes may result from increases in pension benefit obligations due to a lower discount rate assumption or decreases to the fair value of pension plan assets due to poor asset performance, as well as changes in certain other actuarial assumptions.

Since mid-2011, two of our competitors, Republic Mortgage Insurance Company (“RMIC”) and PMI Mortgage Insurance Co. (“PMI”), ceased writing new insurance commitments, were placed under the supervision of the insurance departments of their respective domiciliary states and are subject to partial claim payment plans, with the remaining claim amounts deferred. (PMI’s parent company subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.) In addition, in 2008, Triad Guaranty Insurance Corporation ceased writing new business and entered into voluntary run-off. It is also subject to a partial payment plan ordered by its domiciliary state.

MGIC’s failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, even though it does not meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see Note 5 – “Litigation and Contingencies” and our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”)

GSEs

The GSEs have approved MGIC as an eligible mortgage insurer, under remediation plans, even though our insurer financial strength (IFS) rating is below the published GSE minimum.  The GSEs may change the requirements under our remediation plans or fail to renew, when they expire, their approvals of MIC as an eligible insurer.  These possibilities could result from changes imposed on the GSEs by their regulator or due to an actual or GSE-projected deterioration in our capital position. For additional information about this challenge see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements,” “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” and “We have reported losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.”

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Prior to 2008, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first nine months of 2012, rescissions mitigated our paid losses by approximately $0.2 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 8% to 13% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As discussed in Note 5 – “Litigation and Contingencies” and noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation. At September 30, 2012, we had 148,885 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In billions)

Estimated rescission reduction - beginning reserve	$0.6	$0.9	$0.7	$1.3

Estimated rescission reduction - losses incurred	-	-	-	-

Rescission reduction - paid claims	0.1	0.1	0.2	0.5
Amounts that may have been applied to a deductible	-	-	-	-
Net rescission reduction - paid claims	0.1	0.1	0.2	0.5

Estimated rescission reduction - ending reserve (1)	$0.5	$0.8	$0.5	$0.8

(1) As noted in Note 5 – “Litigation and Contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded, and thus are included in the estimated $0.5 million estimated rescission reduction to ending reserves at September 30, 2012. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

At September 30, 2012, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2012 and December 31, 2011 the estimate of this liability totaled $49 million and $58 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since the beginning of 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and Contingencies” and our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. Both GSEs approved our proposed settlement agreement with one customer. We considered the terms of the proposed agreement when establishing our loss reserves at September 30, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements, which were structured in a different manner than the one that was approved by the GSEs, and the terms of these other agreements were not considered when establishing our loss reserves at September 30, 2012. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators requested public comments on a proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. The following table shows the percentage of our new risk written by LTV for 2011 and the first nine months of 2012.

	Percentage of new risk written
	YTD	Full Year
	September 30, 2012	2011
LTV:
80% and under	0%	0%
80.1% - 85%	6%	6%
85.1 - 90%	36%	41%
90.1 - 95%	54%	50%
95.1 - 97%	4%	3%
> 97%	0%	0%

The regulators also requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90% and higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in 2011 and 21% in the first nine months of 2012 was on loans that would have met the alternative QRM definition.

The regulators also requested that the public comments include information that may be used to assess whether mortgage insurance reduces the risk of default. We submitted a comment letter, including studies to the effect that mortgage insurance reduces the risk of default.

The public comment period for the proposed rule expired on August 1, 2011. At this time we do not know when a final rule will be issued, although the final rule is not expected until, at the earliest, 2013. Under the proposed rule, because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, under the proposed rule, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans.

Depending on, among other things, (a) the final definition of QRM and its requirements for LTV, seller contribution and debt-to-income ratio, (b) to what extent, if any, the presence of mortgage insurance would allow for a higher LTV in the definition of QRM, and (c) whether lenders choose mortgage insurance for non-QRM loans, the amount of new insurance that we write may be materially adversely affected. For other factors that could decrease the demand for mortgage insurance, see our risk factor titled “If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues” and “The implementation of the Basel III capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance.”

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

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2011 and the first nine months of 2012, nearly all of our volume was on loans with GSE standard coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

Both of the GSEs have guidelines on terms under which they can conduct business with mortgage insurers, such as MGIC, with financial strength ratings below Aa3/AA-. (MGIC’s financial strength rating from Moody’s Investors Service is B2, and is on review for further downgrade, and from Standard & Poor’s Rating Services is B-, with a negative outlook.) For information about how these guidelines could affect us, see “Capital – GSEs” above and our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010, 2011 and the first nine months of 2012, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion, $1.8 billion and $895 million, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate will be. Although the recent re-default rate on these modifications has been lower, for internal reporting purposes, we assume approximately 50% of those modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 9,600 loans in our primary delinquent inventory at September 30, 2012 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through September 30, 2012 approximately 43,100 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2011 and the first nine months of 2012, approximately 18% and 16%, respectively, of our primary cures were the result of a modification, with HAMP accounting for approximately 70% and 73% of those modifications, respectively. By comparison, in 2010, approximately 27% of our primary cures were the result of a modification, with HAMP accounting for approximately 60% of those modifications. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly over time. Recent announcements by the U.S. Treasury have extended the end date of the HAMP program through 2013, expanded the eligibility criteria of HAMP and increased lenders’ incentives to modify loans through principal forgiveness. Approximately 66% of the loans in our primary delinquent inventory are guaranteed by the GSEs. The GSEs have informed us that they already use expanded criteria (beyond the HAMP guidelines) for determining eligibility for loan modification and currently do not offer principal forgiveness. Therefore, we currently expect new loan modifications will continue to only modestly mitigate our losses in 2012.

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

Premiums written and earned in a year are influenced by:

•
New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations and the matters in Freddie Mac’s August 1, 2012 letter, as amended by a letter dated September 28, 2012. New insurance written does not include loans previously insured by us which are modified, such as loans modified under the Home Affordable Refinance Program.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at September 30, 2012 is comprised of $100.1 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below. At September 30, 2012, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $370.2 million, with the unamortized discount reflected in equity.

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

Summary of 2012 Third Quarter Results

Our results of operations for the third quarter of 2012 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written during the third quarter of 2012 increased when compared to the same period in 2011 due to a decrease in premium refunds related to rescissions and paid claims (when a claim is paid we return any premium received since the date of default) as well as the continued decline of premiums ceded to captives. Also, in the third quarter of 2011 there was a termination of a reinsurance agreement that resulted in a return of premium of approximately $7 million. These items were partially offset by our lower average insurance in force.

Net premiums earned during the third quarter of 2012 decreased when compared to the same period in 2011.  The decrease was due to our lower average insurance in force, partially offset by a decrease in premium refunds related to rescissions and paid claims as well as the continued decline of premiums ceded to captives.

•	Investment income

Investment income in the third quarter of 2012 was lower when compared to the same period in 2011 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the third quarter of 2012 included $6.2 million in net realized gains on the sale of investments, compared to $11.4 million in net gains on sales during the third quarter of 2011. There were no other-than-temporary impairments recognized in the third quarter of 2012, compared to $0.3 million in other-than-temporary impairments recognized during the third quarter of 2011. The gross unrealized gains on our investment portfolio were approximately $136 million at September 30, 2012. In October 2012, we realized $79 million in gains on the sale of investments. The gross unrealized gains on our investment portfolio were approximately $55 million at October 31, 2012.

•	Other revenue

Other revenue for the third quarter of 2012 increased compared to the third quarter of 2011 primarily due to an increase in contract underwriting fees.

•	Losses incurred

Losses incurred for the third quarter of 2012 increased compared to the same period in 2011 primarily due to a redundancy in pool reserves experienced during the third quarter of 2011, offset by fewer new primary notices, net of cures. The estimated claim rate increased slightly and the estimated severity decreased slightly in each of the third quarters of 2012 and 2011. The primary default inventory decreased by 5,105 delinquencies in the third quarter of 2012, compared to a decrease of 3,558 in the third quarter of 2011. Losses incurred for the third quarter of 2012 decreased compared to the second quarter of 2012 primarily due to a smaller increase in the estimated claim rate compared to the second quarter of 2012.

•	Change in premium deficiency reserve

During the third quarter of 2012 the premium deficiency reserve on Wall Street bulk transactions declined from $93 million, as of June 30, 2012, to $84 million as of September 30, 2012. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in assumptions for the third quarter of 2012 is primarily related to higher estimated ultimate losses. The $84 million premium deficiency reserve as of September 30, 2012 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for the third quarter of 2012 decreased when compared to the same period in 2011. The decrease reflects our reductions in headcount.

•	Interest expense

Interest expense for the third quarter of 2012 decreased slightly when compared to the same period in 2011. The decrease is primarily due to lower interest on our Senior Notes due to repayments and repurchases, partially offset by an increase in amortization on our junior debentures.

•	Provision for income taxes

We had a benefit from income taxes of ($3.0) and ($26.1) million in the third quarter of 2012 and 2011, respectively. The benefit from income taxes was reduced by $86.1 million and $47.9 million due to the recognition of a valuation allowance for the three months ended September 30, 2012 and 2011, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Total Primary NIW (In billions)	$7.0	$3.9	$17.1	$10.0

Refinance volume as a % of primary NIW	32%	20%	34%	24%

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

As discussed in Note 1 – “Basis of Presentation-Capital” to our consolidated financial statements, PMI and RMIC ceased writing business in 2011. Based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. Most of the market share of these two former competitors has gone to other mortgage insurers and not to us because, among other reasons, some competitors have materially lower premiums than we do on single premium policies, one of these competitors also uses a risk weighted pricing model that typically results in lower premiums than we charge on certain loans and one of these competitors has effectively delegated underwriting to the GSEs. We continuously monitor the competitive landscape and make adjustments to our pricing and underwriting guidelines as warranted. In the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. In 2011, loans with credit scores of 760 or higher represented approximately 55% of our new insurance written. If the lower premium rates had been in place during 2011, our average premium rate on new business would have decreased from approximately 61 basis points to approximately 57 basis points, all other things being equal. While a decrease in premium rates on a significant portion of our new insurance written will reduce revenue, it is possible that our new insurance written will increase in the future as a result of the lower premium rates and it is unclear what the net effect of the changes will be on our future premiums.

The FHA substantially increased its market share beginning in 2008. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers. However, the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), may allow us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, the FHA’s share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs; future increases in guarantee fees charged by the GSEs,; changes to the FHA’s annual premiums; and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 5% of the loans we insured in 2011 and fewer than 3% of the loans we insured in the first nine months of 2012. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guidelines or financial reserves slightly below our guidelines. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. As noted above and in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses,” in the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. Our underwriting guidelines are available on our website at http://www.mgic.com/guides/underwriting.html.

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

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In billions)

NIW	$7.0	$3.9	$17.1	$10.0
Cancellations	(8.8)	(7.3)	(25.1)	(22.3)

Change in primary insurance in force	$(1.8)	$(3.4)	$(8.0)	$(12.3)

Direct primary insurance in force as of September 30,	$164.9	$179.0

Direct primary risk in force as of September 30,	$42.5	$46.0

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

Our persistency rate was 80.2% at September 30, 2012 compared to 82.9% at December 31, 2011 and 83.7% at September 30, 2011. These persistency rates reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of September 30, 2012, included approximately 72,000 loans with insurance in force of approximately $11.1 billion and risk in force of approximately $3.4 billion, which is approximately 67% of our bulk risk in force.

In bulk transactions, the individual loans in the insured portfolio are generally insured to specified levels of coverage. Some of our bulk transactions (approximately 5% of our bulk risk in force) contain aggregate loss limits on the insured portfolio. If claim payments associated with a specific bulk portfolio reach the aggregate loss limit, the remaining insurance in force within the deal may be cancelled and any remaining defaults under the deal are removed from our default inventory.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $1.4 billion ($0.5 billion on pool policies with aggregate loss limits and $0.9 billion on pool policies without aggregate loss limits) at September 30, 2012 compared to $1.9 billion ($0.7 billion on pool policies with aggregate loss limits and $1.2 billion on pool policies without aggregate loss limits) at December 31, 2011. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

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

On May 17, 2012, Freddie Mac filed a lawsuit in the Virginia Court against MGIC effectively seeking declaratory judgment regarding the proper interpretation of the pool insurance policies and on June 14, 2012, FHFA was added as a plaintiff (“Freddie Mac’s Lawsuit”). On July 5, 2012, the Virginia Court granted our motion to transfer Freddie Mac’s Lawsuit to the Wisconsin Court, but it stayed the transfer pending the Wisconsin Court’s determining that it had subject matter jurisdiction. Freddie Mac has asked the Virginia Court to reconsider its transfer decision. In August 2012, the court denied that request.

See our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for  subsequent developments regarding settlement of the pool insurance dispute.

We account for losses under our interpretation of the pool insurance policies. If we are unable to finalize a settlement with Freddie Mac, we intend to defend MGIC against the litigation described above and to advocate MGIC’s position in the litigation, vigorously. Although it is reasonably possible that our interpretation will not prevail in the litigation described above, under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this litigation. Changed circumstances that lead us to conclude a loss is probable in litigation would negatively impact our statutory capital and, depending on the amount, could exacerbate materially the current non-compliance with Capital Requirements. In the third quarter of 2012, the aggregate loss limit under our interpretation of the policy was exhausted, the policy was cancelled and approximately 15,600 pool notices were removed from the pool notice inventory and thus, we are no longer estimating loss reserves on this policy.

Net premiums written and earned

Net premiums written during the third quarter of 2012 increased when compared to the same period in 2011 due to a decrease in premium refunds related to rescissions and paid claims as well as the continued decline of premiums ceded to captives. Also, in the third quarter of 2011 there was a termination of a reinsurance agreement that resulted in a return of premium of approximately $7 million. These items were partially offset by our lower average insurance in force.

Net premiums earned during the third quarter of 2012 decreased when compared to the same period in 2011.  The decrease was due to our lower average insurance in force, partially offset by a decrease in premium refunds related to rescissions and paid claims as well as the continued decline of premiums ceded to captives.

Net premiums written and earned during the first nine months of 2012 decreased when compared to the same period in 2011.  The decrease was due to our lower average insurance in force as well as an increase in premium refunds related to rescissions, partially offset by the continued decline of premiums ceded to captives.

We expect our average insurance in force to continue to decline in 2012 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) for the remainder of 2012 to continue at approximately the level experienced during the first nine months of 2012.

Risk sharing arrangements

For the quarter ended September 30, 2012, approximately 5% of our flow new insurance written was subject to reinsurance arrangements with lender captives which was comparable to the year ended December 31, 2011. We expect the percentage of new insurance written subject to risk sharing arrangements to also approximate 5% for the remainder of 2012.

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

See discussion under “Losses—Losses incurred” regarding losses assumed by captives. In addition, see our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future” for a  discussion of litigation and requests for information regarding captive reinsurance arrangements.

Investment income

Investment income in the third quarter and first nine months of 2012 was lower when compared to the same periods in 2011 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in the average investment yield. The average maturity of our investments has continued to decrease, as discussed under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 2.4% at September 30, 2012 compared to 2.8% at December 31, 2011 and 3.1% at September 30, 2011.

We continue to expect a decline in investment income throughout 2012, compared to 2011, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Realized gains and other-than-temporary impairments

Net realized investment gains for the third quarter and first nine months of 2012 included $6.2 million and $110.4 million, respectively in net realized gains on the sale of fixed income investments. As we did in the later part of 2011, we elected to realize these gains, by selling certain securities, given the favorable market conditions experienced in 2011 and the first nine months of 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce our investments in tax exempt municipal securities and increase our investments in taxable securities. For statutory purposes investments are generally held at amortized cost, therefore the realized gains increased our statutory policyholders’ position or statutory capital. The gross unrealized gains on our investment portfolio were approximately $136 million at September 30, 2012. In October 2012, we realized $79 million in gains on the sale of investments. The gross unrealized gains on our investment portfolio were approximately $55 million at October 31, 2012.

There were no other-than-temporary impairments recognized in the third quarter of 2012. We realized other-than-temporary impairments of $0.3 million in the first nine months of 2012. There were other-than-temporary impairments of $0.3 million recognized in the third quarter and first nine months of 2011.

Other revenue

Other revenue for the third quarter of 2012 increased when compared to the same period in 2011 due primarily to an increase in contract underwriting fees.

Other revenue for the first nine months of 2012 increased when compared to the same period in 2011 due primarily to $17.8 million of gains recognized in the first nine months of 2012 on the repurchase of $70.9 million in par value of our 5.375% Senior Notes due in November 2015, compared to $3.2 million of gains recognized in the first nine months of 2011 on the repurchase of $55 in par value of our 5.375% Senior Notes.

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

Losses incurred

Losses incurred for the third quarter of 2012 increased compared to the same period in 2011 primarily due to a redundancy in pool reserves experienced during the third quarter of 2011, offset by fewer new primary notices, net of cures. The estimated claim rate increased slightly and the estimated severity decreased slightly in each of the third quarters of 2012 and 2011. The primary default inventory decreased by 5,105 delinquencies in the third quarter of 2012, compared to a decrease of 3,558 in the third quarter of 2011. Losses incurred for the third quarter of 2012 decreased compared to the second quarter of 2012 primarily due to a smaller increase in the estimated claim rate compared to the second quarter of 2012.

In the first nine months of 2012, net losses incurred were $1,379 million, comprised of $1,091 million of current year loss development and $287 million of unfavorable prior years’ loss development. In the first nine months of 2011, net losses incurred were $1,233 million, comprised of $1,329 million of current year loss development, offset by $96 million of favorable prior years’ loss development. See Note 12 – “Loss Reserves” to our consolidated financial statements.

Losses incurred on default notices received in the current year decreased in the first nine months of 2012 compared to the same period in 2011 primarily due to a decrease in the number of new default notices received, net of cures, compared to the prior period.

The amount of losses incurred relating to default notices received in prior years represents the actual claim rate and severity associated with those default notices resolved in the current year to the extent it differs from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the claim rate and severity is the result of our review of current trends in default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure. The $287 million increase in losses incurred in the first nine months of 2012 that was related to defaults that occurred in prior years resulted primarily from an increase in the estimated claim rate on primary defaults (approximately $300 million). The increase in the claim rate was based on a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year. Our experience on defaults that are 12 months or more delinquent during the first nine months of 2012 has increased our estimate of the claim rate. The offsetting decrease in losses incurred that was related to defaults that occurred in prior years (approximately $13 million) related to pool reserves, LAE reserves and reinsurance.

The $96 million decrease in losses incurred in the first nine months of 2011 that was related to defaults that occurred in prior periods resulted primarily from a decrease in the estimated severity on primary defaults (approximately $105 million) as well as a decrease in estimated severity on pool defaults (approximately $50 million). The decrease in losses incurred related to prior years was also related to a decrease in estimated loss adjustment expenses (approximately $121 million).  These decreases were offset by an increase in the estimated claim rate on primary defaults (approximately $180 million). The decrease in the severity was based on the resolution of approximately 49% of the prior year default inventory. The decrease in estimated loss adjustment expense was based on recent historical trends in the costs associated with resolving a claim. The increase in the claim rate was also based on the resolution of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year.

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

Aging of the Primary Default Inventory

	September 30,		December 31,		September 30,
	2012		2011		2011

Consecutive months in default
3 months or less	25,593	17%	31,456	18%	33,167	18%
4 - 11 months	35,029	24%	46,352	26%	45,110	25%
12 months or more	88,263	59%	97,831	56%	102,617	57%

Total primary default inventory	148,885	100%	175,639	100%	180,894	100%

Primary claims received inventory included in ending default inventory (1)	12,508	8%	12,610	7%	13,799	8%

(1)As noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide.

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	September 30,		December 31,		September 30,
	2012		2011		2011

3 payments or less	35,130	24%	42,804	24%	43,312	24%
4 - 11 payments	36,359	24%	47,864	27%	47,929	26%
12 payments or more	77,396	52%	84,971	49%	89,653	50%

Total primary default inventory	148,885	100%	175,639	100%	180,894	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Prior to 2008, rescissions of coverage on loans for which claims have been submitted to us were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescission of coverage on loans has materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in the first nine months of 2012, rescissions mitigated our paid losses by approximately $0.2 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, 8% to 13% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

As discussed in Note 5 – “Litigation and Contingencies” and noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

Our loss reserving methodology incorporates the effect that rescission activity is expected to have on the losses we will pay on our delinquent inventory. Historically, the number of rescissions that we have reversed has been immaterial. We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses, as shown in the table below, must be considered together with the various other factors impacting incurred losses and not in isolation. At September 30, 2012, we had 148,885 loans in our primary delinquency inventory; a significant portion of these loans will cure their delinquency or be rescinded and will not involve paid claims.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In billions)

Estimated rescission reduction - beginning reserve	$0.6	$0.9	$0.7	$1.3

Estimated rescission reduction - losses incurred	-	-	-	-

Rescission reduction - paid claims	0.1	0.1	0.2	0.5
Amounts that may have been applied to a deductible	-	-	-	-
Net rescission reduction - paid claims	0.1	0.1	0.2	0.5

Estimated rescission reduction - ending reserve (1)	$0.5	$0.8	$0.5	$0.8

(1) As noted in Note 5 – “Litigation and Contingencies” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded, and thus are included in the estimated $0.5 million estimated rescission reduction to ending reserves at September 30, 2012. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

At September 30, 2012, our loss reserves continued to be significantly impacted by expected rescission activity.  We expect that the reduction of our loss reserves due to rescissions will continue to decline because our recent experience indicates new notices in our default inventory have a lower likelihood of being rescinded than those already in the inventory.

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At September 30, 2012 and December 31, 2011 the estimate of this liability totaled $49 million and $58 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since the beginning of 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. We consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings, including those with Countrywide. For more information about these legal proceedings, see Note 5 – “Litigation and Contingencies” and our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

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

In 2010, we entered into a settlement agreement with a lender-customer regarding our rescission practices. In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Any definitive agreement with these customers would be subject to GSE approval under announcements they made last year. Both GSEs approved our proposed settlement agreement with one customer. We considered the terms of the proposed agreement when establishing our loss reserves at September 30, 2012. This agreement did not have a significant impact on our established loss reserves. Neither GSE has approved our other settlement agreements, which were structured in a different manner that the one that was approved by the GSEs, and the terms of these other agreements were not considered when establishing our loss reserves at September 30, 2012. We have also reached settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

Information regarding the ever-to-date rescission rates by the quarter in which the claim was received appears in the table below. No information is presented for claims received in the most recent two quarters to allow sufficient time for a substantial percentage of the claims received in those two quarters to reach resolution.

As of September 30, 2012
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q4 2010	16.8%	99.6%
Q1 2011	13.3%	98.5%
Q2 2011	10.3%	97.4%
Q3 2011	7.9%	96.5%
Q4 2011	7.1%	95.1%
Q1 2012	5.1%	91.9%

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
Note: As noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide. Although the loans with suspended rescissions are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

We anticipate that the ever-to-date rescission rate on the more recent quarters will increase as the ever-to-date resolution percentage moves closer to 100%.

As discussed under “–Risk sharing arrangements,” approximately 5% of our flow new insurance written is subject to reinsurance arrangements with lender captives. Captive agreements are written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $115 million at September 30, 2012 which was supported by $324 million of trust assets, while at December 31, 2011 the reinsurance recoverable on loss reserves related to captives was $142 million which was supported by $359 million of trust assets. As of September 30, 2012 and December 31, 2011 there was an additional $26 million and $27 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. For additional discussion regarding our captive arrangements see “Losses—Losses incurred” in our 10-K MD&A.

In the third quarter and first nine months of 2012 the captive arrangements reduced our losses incurred by approximately $14 million and $42 million, respectively, compared to $19 million and $48 million, respectively, in the third quarter and first nine months of 2011.

A rollforward of our primary default inventory for the three and nine months ended September 30, 2012 and 2011 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Default inventory at beginning of period	153,990	184,452	175,639	214,724
Plus: New notices	34,432	44,342	101,454	127,509
Less: Cures	(27,384)	(34,335)	(90,896)	(115,806)
Less: Paids (including those charged to a deductible or captive)	(11,344)	(12,033)	(34,991)	(39,052)
Less: Rescissions and denials (1)	(809)	(1,532)	(2,321)	(6,481)
Default inventory at end of period	148,885	180,894	148,885	180,894

(1)As noted in our risk factor titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” we are in mediation in an effort to resolve our dispute with Countrywide. In connection with that mediation, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later and, had we not suspended rescissions, most of these rescissions would have been processed in the first nine months of 2012. In addition, as of September 30, 2012, approximately 350 rescissions, representing total potential claim payments of approximately $23 million, were affected by our decision to suspend rescissions for customers other than Countrywide.

Information about the composition of the primary default inventory at September 30, 2012, December 31, 2011 and September 30, 2011 appears in the table below.

	September 30,	December 31,	September 30,
	2012	2011	2011

Total loans delinquent (1)	148,885	175,639	180,894
Percentage of loans delinquent (default rate)	14.51%	16.11%	15.85%

Prime loans delinquent (2)	95,517	112,403	114,828
Percentage of prime loans delinquent (default rate)	10.90%	12.20%	11.91%

A-minus loans delinquent (2)	21,865	25,989	26,600
Percent of A-minus loans delinquent (default rate)	33.19%	35.10%	34.30%

Subprime credit loans delinquent (2)	7,999	9,326	9,562
Percentage of subprime credit loans delinquent (default rate)	41.29%	43.60%	42.97%

Reduced documentation loans delinquent (3)	23,504	27,921	29,904
Percentage of reduced documentation loans delinquent (default rate)	36.16%	37.96%	38.52%

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
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 9,683 defaults with a risk of $481.8 million as of September 30, 2012.
(1) At September 30, 2012, December 31, 2011 and September 30, 2011 26,581, 30,250 and 31,085 loans in the default inventory, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at September 30, 2012, December 31, 2011 and September 30, 2011 appear in the table below.

Gross Reserves	September 30,	December 31,	September 30,
	2012	2011	2011

Primary:
Direct loss reserves (in millions)	$3,855	$4,249	$4,403
Ending default inventory	148,885	175,639	180,894
Average direct reserve per default	$25,890	$24,193	$24,342

Primary claims received inventory included in ending default inventory	12,508	12,610	13,799

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$123	$278	$359
Without aggregate loss limits	21	21	20
Total pool direct loss reserves	$144	$299	$379

Ending default inventory:
With aggregate loss limits (2)	7,987	31,483	32,357
Without aggregate loss limits	1,350	1,488	1,435
Total pool ending default inventory	9,337	32,971	33,792

Pool claims received inventory included in ending default inventory	255	1,398	1,345

Other gross reserves (in millions)	$5	$10	$10

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See “Pool insurance” above for a discussion of our interpretation of the appropriate aggregate loss on a pool policy we have with Freddie Mac as well as our dispute with Freddie Mac regarding this policy. During the third quarter of 2012, approximately 15,600 pool notices were removed from the pool notice inventory due to the exhaustion of the aggregate loss on that pool policy.

The primary default inventory and primary loss reserves by region at September 30, 2012, December 31, 2011 and September 30, 2011 appears in the table below.

Losses by Region

Primary Default Inventory

	September 30,	December 31,	September 30,
Region	2012	2011	2011
Great Lakes	17,675	22,158	22,689
Mid-Atlantic	7,167	8,058	8,263
New England	6,396	6,913	7,012
North Central	17,582	20,860	21,177
Northeast	17,659	18,385	18,140
Pacific	14,856	18,381	19,874
Plains	4,395	5,462	5,879
South Central	16,602	21,035	22,014
Southeast	46,553	54,387	55,846
Total	148,885	175,639	180,894

Primary Loss Reserves
(In millions)

	September 30,	December 31,	September 30,
Region	2012	2011	2011
Great Lakes	$302	$348	$361
Mid-Atlantic	187	205	200
New England	152	149	158
North Central	449	454	437
Northeast	347	325	359
Pacific	635	750	789
Plains	72	84	89
South Central	324	413	461
Southeast	1,147	1,198	1,231
Total before IBNR and LAE	$3,615	$3,926	$4,085
IBNR and LAE	240	323	318
Total	$3,855	$4,249	$4,403

Regions contain the states as follows:
Great Lakes:  IN, KY, MI, OH
Mid-Atlantic:  DC, DE, MD, VA, WV
New England:  CT, MA, ME, NH, RI, VT
North Central:  IL, MN, MO, WI
Northeast:  NJ, NY, PA
Pacific:  CA, HI, NV, OR, WA
Plains:  IA, ID, KS, MT, ND, NE, SD, WY
South Central:  AK, AZ, CO, LA, NM, OK, TX, UT
Southeast:  AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at September 30, 2012, December 31, 2011 and September 30, 2011 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	September 30,	December 31,	September 30,
	2012	2011	2011
Flow	$2,664	$2,820	$2,908
Bulk	951	1,106	1,177
Total primary reserves	$3,615	$3,926	$4,085

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2012 paid claims) for the three and nine months ended September 30, 2012 and 2011 appears in the table below.

Primary average claim paid

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
California	$86,196	$84,907	$87,464	$83,862
Florida	57,696	60,759	57,411	59,319
Illinois	47,146	52,020	47,713	49,845
Arizona	54,606	54,902	54,967	54,893
Michigan	33,251	36,044	33,692	35,276
All other states	42,737	45,844	43,598	44,753

All states	$48,029	$50,879	$48,747	$49,503

The primary average loan size of our insurance in force at September 30, 2012, December 31, 2011 and September 30, 2011 appears in the table below.

Primary average loan size	September 30,	December 31,	September 30,
	2012	2011	2011
Total insurance in force	$160,700	$158,590	$156,790
Prime (FICO 620 & >)	161,690	158,870	156,550
A-Minus (FICO 575-619)	129,430	130,700	130,600
Subprime (FICO < 575)	120,010	121,130	120,730
Reduced doc (All FICOs)(1)	191,180	194,060	196,260

(1) In this report we classify loans without complete documentation as "reduced documentation"loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at September 30, 2012, December 31, 2011 and September 30, 2011 for the top 5 states (based on 2012 paid claims) appears in the table below.

Primary average loan size	September 30,	December 31,	September 30,
	2012	2011	2011
California	$282,276	$284,034	$283,615
Florida	173,126	174,439	174,060
Illinois	154,532	154,084	152,223
Arizona	182,059	182,705	183,056
Michigan	125,343	123,709	121,608
All other states	154,831	152,372	150,446

Information about net paid claims during the three and nine months ended September 30, 2012 and 2011 appears in the table below.

Net paid claims (In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Prime (FICO 620 & >)	$378	$419	$1,188	$1,342
A-Minus (FICO 575-619)	57	68	184	221
Subprime (FICO < 575)	16	17	52	56
Reduced doc (All FICOs)(1)	94	108	283	316
Pool	49	144	218	386
Other	2	1	5	3
Direct losses paid	596	757	1,930	2,324
Reinsurance	(21)	(20)	(70)	(112)
Net losses paid	575	737	1,860	2,212
Net LAE paid	12	14	36	44
Net losses and LAE paid before terminations	587	751	1,896	2,256
Reinsurance terminations	-	(36)	-	(39)
Net losses and LAE paid	$587	$715	$1,896	$2,217

(1) In this report we classify loans without complete documentation as "reduced documentation"loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

Primary claims paid for the top 15 states (based on 2012 paid claims) and all other states for the three and nine months ended September 30, 2012 and 2011 appears in the table below.

Paid Claims by state (In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

California	$73	$84	$241	$260
Florida	83	75	235	233
Illinois	36	20	104	74
Arizona	29	55	95	154
Michigan	27	29	88	107
Georgia	24	29	79	98
Nevada	20	41	70	103
Texas	17	24	54	85
Ohio	18	16	53	59
Washington	16	18	49	53
Minnesota	13	17	47	51
Virginia	12	16	39	50
North Carolina	13	8	38	31
Wisconsin	12	12	36	34
Maryland	12	9	34	40
All other states	140	159	445	503
	$545	$612	$1,707	$1,935
Other (Pool, LAE, Reinsurance)	42	103	189	282
Net losses and LAE paid	$587	$715	$1,896	$2,217

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

The GSEs have recently introduced new short sale programs that could result in claim payments being accelerated on more recent notices. While a short sale would likely result in the claim being received and paid sooner than would occur through a foreclosure the amount of the claim payment could be less. We do not know what the level of participation in these programs will be.

The primary default inventory for the top 15 states (based on 2012 paid claims) at September 30, 2012, December 31, 2011 and September 30, 2011 appears in the table below.

Primary default inventory by state

	September 30,	December 31,	September 30,
	2012	2011	2011
California	7,210	9,542	10,496
Florida	24,067	27,533	28,329
Illinois	10,010	11,420	11,464
Arizona	2,590	3,809	4,361
Michigan	5,238	7,269	7,779
Georgia	5,373	6,744	7,220
Nevada	2,327	3,001	3,380
Texas	7,138	8,961	9,039
Ohio	7,037	8,357	8,300
Washington	3,253	3,467	3,542
Minnesota	2,151	2,778	2,899
Virginia	2,193	2,647	2,828
North Carolina	4,116	4,929	4,898
Wisconsin	3,338	3,945	4,033
Maryland	3,583	3,869	3,850
All other states	59,261	67,368	68,476
	148,885	175,639	180,894

The primary default inventory at September 30, 2012, December 31, 2011 and September 30, 2011 separated between our flow and bulk business appears in the table below.

Primary default inventory

	September 30,	December 31,	September 30,
	2012	2011	2011
Flow	113,339	134,101	137,084
Bulk	35,546	41,538	43,810
	148,885	175,639	180,894

The flow default inventory by policy year at September 30, 2012, December 31, 2011 and September 30, 2011 appears in the table below.

Flow default inventory by policy year

	September 30,	December 31,	September 30,
Policy year:	2012	2011	2011
2002 and prior	9,779	12,006	12,412
2003	6,043	7,403	7,513
2004	8,532	10,116	10,218
2005	13,222	15,594	15,916
2006	19,167	23,078	23,713
2007	42,765	50,664	52,140
2008	12,568	14,247	14,318
2009	904	800	721
2010	241	168	121
2011	98	25	12
2012	20	-	-
	113,339	134,101	137,084

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at September 30, 2012 and December 31, 2011 and approximated $118 million and $114 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve, respectively.

As of September 30, 2012, 29% of our primary insurance in force was written subsequent to December 31, 2008, 43% of our primary insurance in force was written subsequent to December 31, 2007, and 67% of our primary insurance in force was written subsequent to December 31, 2006. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can have the effect of accelerating the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

During the third quarter of 2012, the premium deficiency reserve on Wall Street bulk transactions declined from $93 million, as of June 30, 2012, to $84 million as of September 30, 2012. During the first nine months of 2012 the premium deficiency reserve on Wall Street bulk transactions declined by $51 million from $135 million at December 31, 2011.  The $84 million premium deficiency reserve as of September 30, 2012 reflects the present value of expected future losses and expenses that exceeded the present value of expected future premium and already established loss reserves. The discount rate used in the calculation of the premium deficiency reserve at September 30, 2012 was 2.0%.  During the third quarter of 2011, the premium deficiency reserve on Wall Street bulk transactions declined from $159 million, as of June 30, 2011, to $147 million as of September 30, 2011.  During the first nine months of 2011 the premium deficiency reserve on Wall Street bulk transactions declined by $32 million from $179 million at December 31, 2010.

The components of the premium deficiency reserve at September 30, 2012, December 31, 2011 and September 30, 2011 appear in the table below.

	September 30,	December 31,	September 30,
	2012	2011	2011
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(865)	$(961)	$(1,039)

Established loss reserves	781	826	892

Net deficiency	$(84)	$(135)	$(147)

The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2012 was $9 million and $51 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the three and nine months ended September 30, 2012 are both primarily related to higher estimated ultimate losses. The decrease in the premium deficiency reserve for the three and nine months ended September 30, 2011 was $12 million and $32 million, respectively. The net change in assumptions for the third quarter of 2011 is primarily related to higher estimated ultimate losses. The net change in assumptions for the nine months ended September 30, 2011 is primarily related to higher estimated ultimate premiums and lower estimated ultimate losses.

	Three Months Ended		Nine Months Ended
	September 30, 2012
	(In millions)

Premium Deficiency Reserve at beginning of period		$(93)		$(135)

Paid claims and loss adjustment expenses	$67		$219
Decrease in loss reserves	(25)		(45)
Premium earned	(25)		(77)
Effects of present valuing on future premiums, losses and expenses	(4)		(8)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		13		89

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		(4)		(38)

Premium Deficiency Reserve at end of period		$(84)		$(84)

(1) A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discountrate indicates a (deficiency) redundancy of the prior premium deficiency reserve.

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

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of September 30, 2012, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

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

Underwriting and other expenses

Underwriting and other expenses for the third quarter and first nine months of 2012 decreased compared to the same periods in 2011. The decrease primarily reflects our reductions in headcount.

Ratios

The table below presents our loss, expense and combined ratios for our combined insurance operations for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Loss ratio	184.0%	168.2%	178.7%	145.3%
Underwriting expense ratio	13.6%	16.4%	15.6%	16.3%
Combined ratio	197.6%	184.6%	194.3%	161.6%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in the third quarter and first nine months of 2012, compared to the same periods in 2011, was due to an increase in losses incurred, as well as a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in the expense ratio in the third quarter of 2012, compared to the same period in 2011, was due to a decrease in underwriting expenses as well as an increase in net premiums written. The decrease in the expense ratio in the first nine months of 2012, compared to the same period in 2011, was due to a decrease in underwriting expenses, partially offset by a decrease in net premiums written. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the third quarter and first nine months of 2012 decreased slightly when compared to the same periods in 2011. The decrease is primarily due to lower interest on our Senior Notes due to repayments and repurchases, partially offset by an increase in amortization on our junior debentures.

Income taxes

The effective tax rate (benefit) on our pre-tax loss was (1.2%) and (13.7%) in the third quarter of 2012 and 2011, respectively. The benefit from income taxes was reduced by $86.1 million and $47.9 million due to the recognition of a valuation allowance for the three months ended September 30, 2012 and 2011, respectively.

The effective tax rate (benefit) on our pre-tax loss was (0.8%) in the first nine months of 2012, compared to (9.0%) in the first nine months of 2011. During those periods, the benefit from income taxes was reduced by the recognition of a valuation allowance.

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

For the nine months ended September 30, 2012 and 2011, our deferred tax valuation allowance was reduced by the change in the deferred tax liability related to $7.8 million and $103.9 million, respectively, of unrealized gains on investments that were recorded in other comprehensive income. In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in unrealized gains or losses or other items in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)

Tax benefit before valuation allowance	$(89,106)	$(74,069)	$(196,535)	$(157,162)
Change in valuation allowance	86,134	47,939	192,035	122,654

Benefit from income taxes	$(2,972)	$(26,130)	$(4,500)	$(34,508)

The decrease in the valuation allowance that was included in other comprehensive income for the three months ended September 30, 2012 was $13.7 million. There was no change in the valuation allowance included in other comprehensive income for nine months ended September 30, 2012 or the three and nine months ended September 30, 2011. The total valuation allowance as of September 30, 2012 and December 31, 2011 was $800.8 million and $608.8 million, respectively.

We have approximately $2,105 million of net operating loss carryforwards on a regular tax basis and $1,225 million of net operating loss carryforwards for computing the alternative minimum tax as of September 30, 2012. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2032.

Financial Condition

At September 30, 2012 the total fair value of our investment portfolio was $4.9 billion. In addition, at September 30, 2012 our total assets included approximately $0.7 billion of cash and cash equivalents as shown on our consolidated balance sheet. At September 30, 2012, based on fair value, less than 1% of our fixed income securities were below investment grade securities. The percentage of investments rated BBB may continue to increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. Our fixed income securities are readily marketable, other than our auction rate securities discussed below, and concentrated in maturities of less than 15 years. The composition of ratings at September 30, 2012, December 31, 2011 and September 30, 2011 are shown in the table below.

Investment Portfolio Ratings

	September 30,	December 31,	September 30,
	2012	2011	2011

AAA	33%	37%	39%
AA	21%	26%	29%
A	31%	27%	25%
BBB	15%	10%	7%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

Approximately 5% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment.  At September 30, 2012, there are no fixed income securities that are relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At September 30, 2012, the modified duration of our fixed income investment portfolio was 3.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.2% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase.

The fair value of our auction rate securities (“ARS”) backed by student loans was approximately $111 million at September 30, 2012. ARS were intended to behave like short-term debt instruments because their interest rates are reset periodically through an auction process, most commonly at intervals of 7, 28 and 35 days. The same auction process had historically provided a means by which we may rollover the investment or sell these securities at par in order to provide us with liquidity as needed.  The ARS we hold are collateralized by portfolios of student loans, substantially all of which are ultimately 97% guaranteed by the United States Department of Education. At September 30, 2012, approximately 66% of our ARS portfolio was rated AAA/Aaa by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  At September 30, 2012, our entire ARS portfolio, consisting of 13 investments, was subject to failed auctions; however, from the period when the auctions began to fail through September 30, 2012, $422 million in par value of ARS was either sold or called, with the average amount we received being approximately 96% of par which approximated the aggregate fair value prior to redemption. To date, we have collected all interest due on our ARS.

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

At September 30, 2012, we had outstanding $100.1 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $73 million. At September 30, 2012, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $235 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at September 30, 2012 are reflected as a liability on our consolidated balance sheet at the current amortized value of $370 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $106 million at September 30, 2012.

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The IRS assessment related to the REMIC issue is $190.7 million in taxes and penalties. There would also be applicable interest which, when computed on the amount of the assessment, is substantial. Depending on the outcome of this matter, additional state income taxes along with any applicable interest may become due when a final resolution is reached and could also be substantial.

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. In July 2012,  we were informed by the IRS that it would not finalize our previous settlement. We are exploring our alternatives with respect to this matter. One alternative is to seek to reach a new settlement which, if reached, we expect would be more costly to us than the prior settlement. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

In March 2012, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2008 and 2009.  The adjustments that are proposed by the IRS are temporary in nature and would have no material effect on the consolidated financial statements.  In July 2012, the IRS began an audit of our 2010 federal income tax return.

The total amount of unrecognized tax benefits as of September 30, 2012 is $104.5 million.  The total amount of the unrecognized tax benefits that would affect our effective tax rate is $91.9 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. We have accrued $25.1 million for the payment of interest as of September 30, 2012. Although the IRS is reconsidering the terms of our settlement agreement with them, as discussed above, if approved our total amount of unrecognized tax benefits would be reduced by $104.5 million during 2012, while after taking into account prior payments and the effect of available net operating loss carrybacks, any net cash outflows would approximate $23 million.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At September 30, 2012, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $43.9 billion. In addition, as part of our contract underwriting activities, we are responsible for the quality of our underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. We may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such obligations. Through September 30, 2012, the cost of remedies provided by us to customers for failing to meet the standards of the contracts has not been material. However, claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, has involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, we experienced an increase in claims for contract underwriting remedies, which continued into the first nine months of 2012. Hence, there can be no assurance that contract underwriting remedies will not be material in the future.

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

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$100 million of 5.375% Senior Notes due in November 2015,

•	$345 million of Convertible Senior Notes due in 2017,

•	$390 million of Convertible Junior Debentures due in 2063,

•	interest on the foregoing debt instruments, including deferred interest on our convertible debentures, and

•	the other costs and operating expenses of our business.

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

Debt at Our Holding Company and Holding Company Capital Resources

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2012, MGIC cannot pay any dividends to our holding company without approval from the OCI. In connection with the approval of MIC as an eligible mortgage insurer, Freddie Mac and Fannie Mae have imposed dividend restrictions on MGIC and MIC through December 31, 2013.

At September 30, 2012, we had approximately $425 million in cash and investments at our holding company.

As of September 30, 2012, our holding company’s debt obligations were $835 million in par value consisting of:

•	$100 million in par value of Senior Notes due in November 2015, with an annual interest cost of $5 million;

•	$345 million in par value of Convertible Senior Notes due in 2017, with an annual interest cost of $17 million; and

•	$390 million in par value of Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million

See Note 3 – “Debt” to our consolidated financial statements for additional information about this indebtedness, including restrictive covenants in our Senior Notes and our election to defer interest on our Convertible Junior Debentures. The description in Note 3 - “Debt" is qualified in its entirety by the terms of the notes and debentures. The terms of our Senior Notes are contained in the Officer's Certficate, dated as of October 4, 2005, which specifies the interest rate, maturity date and other terms, and in the Indenture dated as of October 15, 2000, between us and the trustee, included as an exhibit to our Form 8-K filed with the SEC on October 19, 2000 (the "2000 Indenture"). The terms of our Convertible Senior Notes are contained in a Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on April 30, 2010, and in the 2000 Indenture. The terms of our Convertible Junior Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008.

Our holding company has no other material sources of cash inflows other than investment income. Furthermore, our holding company contributed $200 million to its insurance operations in December 2011 to support these operations. Any further contributions would further decrease our holding company cash and investments.  As noted above under “Overview – Capital – Insurance regulators,” Freddie Mac’s approval of MIC as an eligible insurer is subject to our holding company making a $100 million contribution to MGIC on or before December 1, 2012. This capital contribution would decrease our holding company cash and investments.

In the second quarter of 2012, we repurchased for cash approximately $70.9 million in par value of our 5.375% Senior Notes due in November 2015. We recognized $17.8 million in gains on the repurchases, which is included in other revenue on the Consolidated Statements of Operations for the nine months ended September 30, 2012. In 2011, we repurchased for cash approximately $129.0 million in par value of our 5.375% Senior Notes due in November 2015. We recognized $27.7 million in gains on the repurchases, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2011. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities.  We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

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

MGIC’s separate company preliminary risk-to-capital calculation appears in the table below.

	September 30,	December 31,
	2012	2011
	(In millions, except ratio)

Risk in force - net (1)	$31,294	$31,769

Statutory policyholders' surplus	$993	$1,569
Statutory contingency reserve	-	-

Statutory policyholders' position	$993	$1,569

Risk-to-capital	31.5:1	20.3:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ preliminary risk-to-capital calculation appears in the table below.

	September 30,	December 31,
	2012	2011
	(In millions, except ratio)

Risk in force - net (1)	$36,257	$36,805

Statutory policyholders' surplus	$1,058	$1,657
Statutory contingency reserve	4	4

Statutory policyholders' position	$1,062	$1,661

Risk-to-capital	34.1:1	22.2:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($6.9 billion at September 30, 2012 and $8.6 billion at December 31, 2011) and for which loss reserves have been established.

Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio.

At September 30, 2012, MGIC’s preliminary risk-to-capital ratio was 31.5 to 1, exceeding the maximum allowed by many jurisdictions. We expect MGIC’s risk-to-capital ratio to increase and to continue to exceed 25 to 1.  Under Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”), which became effective January 1, 2012, MGIC received no benefit to statutory capital at June 30, 2012 for deferred tax assets because MGIC’s risk-to-capital ratio exceeded 25 to 1 before considering those assets. The exclusion of deferred tax assets at June 30, 2012, negatively impacted our statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding contrary provisions of SSAP No. 101. At September 30, 2012, pursuant to the permitted practice, deferred tax assets of $90 million were included in statutory capital.

For additional information regarding regulatory capital see “Overview-Capital” above as well as our risk factor titled “Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated B2 by Moody’s Investors Service and is on review for further downgrade. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is B- with a negative outlook. For further information about the importance of MGIC’s ratings, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

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

Contractual Obligations

At September 30, 2012, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,727	$40	$115	$552	$2,020
Operating lease obligations	9	4	4	1	-
Tax obligations	18	18	-	-	-
Purchase obligations	1	1	-	-	-
Pension, SERP and other post-retirement benefit plans	177	11	28	32	106
Other long-term liabilities	4,004	2,042	1,642	320	-

Total	$6,936	$2,116	$1,789	$905	$2,126

Our long-term debt obligations at September 30, 2012 include, $100.1 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. The interest payment on our convertible debentures that was scheduled to be paid on October 1, 2012, but which we elected to defer as discussed in Note 3 to our consolidated financial statements, is included in the “More than 5 years” column in the table above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarters Ended March 31 and June 30, 2012 and by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2012, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At September 30, 2012, the modified duration of our fixed income investment portfolio was 3.2 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.2% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the third quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In our Form 10-Q for the quarter ended June 30, 2012, we reported that we are named as a defendant in various purported class action cases naming various mortgage lenders and mortgage insurers as defendants. The complaints in those cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the mortgage insurer defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. The complaint originally filed March 12, 2012 in the US. District Court for the Eastern District of California was dismissed with respect to MGIC in May 2012, and an amended complaint was filed July 30, 2012. A similar case was filed October 3, 2012 in the U.S. District Court for the Central District of California, bringing the total number of active cases to nine.

In our Form 10-Q for the quarter ended June 30, 2012, we reported that the Consumer Financial Protection Bureau (“CFPB”) is investigating captive mortgage reinsurance premium ceding practices by private mortgage insurers and that we received a Civil Investigative Demand from the CFPB in June 2012. In the third quarter of 2012, we met with, and expect to continue to meet with, the CFPB to discuss the Civil Investigative Demand and how to resolve its investigation.

In our Form 10-Q for the quarter ended June 30, 2012, we reported that in early July 2012, the plaintiffs in the Fulton County Employees’ Retirement System class action complaint against us re-filed a motion with the U.S. District Court for the Eastern District of Wisconsin for relief from that court’s judgment of dismissal. On October 3, 2012, the District Court denied the July 2012 motion, and the plaintiffs did not appeal.

In our Form 10-Q for the quarter ended June 30, 2012, we reported that on July 5, 2012, the US. District Court for the Eastern District of Virginia (the “Virginia Court”) granted our motion to transfer the May 2012 lawsuit filed against us by Freddie Mac in connection with our pool insurance dispute, to the U.S. District Court for the Eastern District of Wisconsin (the “Wisconsin Court”), but it stayed the transfer pending the Wisconsin Court’s determining that it had subject matter jurisdiction. Freddie Mac asked the Virginia Court to reconsider its transfer decision and in August 2012, the court denied that request.

For subsequent developments regarding settlement of the pool insurance dispute, see Note 1 - "Basis of Presentation — Capital" to our consolidated financial statements.

Item 1 A.  Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as supplemented by Part II, Item I A of our Quarterly Reports on Form 10-Q for the Quarters ended March 31 and June 30, 2012. The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and the first nine months of 2012. While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At September 30, 2012, MGIC’s preliminary risk-to-capital ratio was 31.5 to 1, exceeding the maximum allowed by many jurisdictions, and its preliminary policyholder position was $344 million below the required MPP of $1.3 billion. We expect MGIC’s risk-to-capital ratio to increase and to continue to exceed 25 to 1. At September 30, 2012, the preliminary risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 34.1 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC or MIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC and MIC to write insurance with a higher coverage percentage than they could on their own under certain state-specific requirements.

Under Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”), which became effective January 1, 2012, MGIC received no benefit to statutory capital at June 30, 2012 for deferred tax assets because MGIC’s risk-to-capital ratio exceeded 25 to 1 before considering those assets. The exclusion of deferred tax assets at June 30, 2012, negatively impacted our statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding contrary provisions of SSAP No. 101. At September 30, 2012, pursuant to the permitted practice, deferred tax assets of $90 million were included in statutory capital.

Although MGIC does not meet the Capital Requirements of Wisconsin, the OCI has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. The OCI Order requires MGIC Investment Corporation, beginning January 1, 2012 and continuing through the earlier of December 31, 2013 and the termination of the OCI Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the OCI Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, excluding MIC and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of September 30, 2012, “Liquid Assets” were approximately $5.1 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after September 30, 2012 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. For more information about factors that could negatively impact MGIC’s Liquid Assets, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “— We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “— Resolution of our dispute with the Internal Revenue Service could adversely affect us.”

MGIC applied for waivers in the other jurisdictions with Capital Requirements and, at this time, has active waivers from eight of them, two of which allow a maximum risk-to-capital ratio that we expect to exceed in the fourth quarter of 2012. Four jurisdictions have either denied our request for waivers, have laws that do not allow for waivers or have granted waivers allowing risk-to-capital ratios that MGIC has exceeded. We are awaiting a response from three other jurisdictions, some of which may deny our request.

As part of our longstanding plan to write new business in MIC, a direct subsidiary of MGIC, and pursuant to the OCI Order, MGIC has made capital contributions to MIC, with $200 million contributed in January 2012. As of September 30, 2012, MIC had statutory capital of $443 million. In the third quarter of 2012, we began writing new mortgage insurance in MIC on the same policy terms as MGIC, in those jurisdictions where we did not have active waivers of Capital Requirements for MGIC. In the third quarter of 2012, MIC’s new insurance written was $587 million, which includes business from certain jurisdictions for which new insurance is again being written in MGIC after it received the necessary waivers, but excludes business in certain jurisdictions in which we expect MIC to write new insurance in the fourth quarter of 2012, after MGIC exceeds the risk-to-capital ratio limit included in the jurisdictions’ waivers. With the $443 million of statutory capital in MIC, we have the capacity to write 100% of our new insurance written in MIC for at least five years at current quality and volume levels of new insurance written if we obtained GSE approval to do so. We are currently writing new mortgage insurance in MIC in Florida, Idaho, New Jersey, New York, Ohio, Puerto Rico and Texas. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from Fannie Mae and Freddie Mac (the “GSEs”) and the OCI to write business in all of the jurisdictions that have not waived their Capital Requirements for MGIC.

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

Under a letter dated January 23, 2012, Freddie Mac approved MIC to write business only in certain jurisdictions where MGIC does not meet the Capital Requirements and does not obtain waivers of them. The January 23, 2012 approval from Freddie Mac, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the SEC on January 24, 2012. Such conditions, which remain in effect, include requirements that while MIC is writing new business under the Freddie Mac approval, MIC may not exceed a risk-to-capital ratio of 20:1 (at September 30, 2012, MIC’s preliminary risk-to-capital ratio was 0.3 to 1), MGIC and MIC comply with all terms and conditions of the OCI Order, the OCI Order remain effective, and that MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC. As requested by the OCI, we have notified Freddie Mac that the OCI has objected to this last requirement and others contained in the Freddie Mac approval because those requirements do not recognize the OCI’s statutory authority and obligations. In this regard, see the third condition to the September  28, 2012 Freddie Mac letter discussed in the next paragraph.

Under a letter dated August 1, 2012, as amended by a letter dated September 28, 2012 (collectively, the “September Freddie Mac Letter”), Freddie Mac expanded the jurisdictions in which MIC is approved to cover all of the 15 jurisdictions besides Wisconsin that have Capital Requirements when MGIC is not able to write new business in a jurisdiction because MGIC would not meet those Requirements, after considering any waiver that may be granted. The approval in the September Freddie Mac Letter is subject to the following conditions: (1) a $100 million capital contribution to MGIC by our holding company be made on or before December 1, 2012 (the “Contribution Condition”); (2) substantial agreement to a settlement of our dispute with Freddie Mac regarding the interpretation of certain pool policies be reached on or before October 31, 2012 (such condition is the “Settlement Condition”; for more information about this dispute, see Note 5 “Litigation and Contingencies”); and (3) agreement by the OCI by December 31, 2012 that MIC’s capital will be available to MGIC to support MGIC’s policyholder obligations without segregation of those obligations (the “OCI Condition”). The approval in the September Freddie Mac Letter may be withdrawn at any time, ends December 31, 2013 and is also subject to compliance with the conditions and restrictions in Freddie Mac’s January 23, 2012 letter.

The Settlement Condition has been met, and with the exception of drafting issues that we consider minor, MGIC and Freddie Mac have agreed on the terms and text of a definitive settlement agreement, subject to approval by the Boards of Directors of MGIC and Freddie Mac and by the FHFA.  Under the settlement agreement, MGIC is to pay Freddie Mac $267.5 million in satisfaction of any further obligations under the policies in dispute, of which $100 million is to be paid upon effectiveness of the settlement and the remaining $167.5 million is to be paid in 48 equal monthly installments thereafter.

The settlement will become effective if and when the definitive settlement agreement is signed by all parties, including the FHFA.  MGIC does not intend to sign the settlement agreement unless MIC is approved by Freddie Mac and Fannie Mae, for a period that MGIC and the GSEs need to agree on, to write business in jurisdictions in which MGIC cannot due to failure to meet the Capital Requirements (the “Further MIC Approvals”). If the Further MIC Approvals are obtained, and there is a satisfactory resolution of the OCI Condition (which is completely beyond our control), we are willing to satisfy the Contribution Condition and MGIC is willing to sign the settlement agreement.

While we are hopeful of making further progress regarding the settlement, there are substantial risks the settlement will not be concluded.  We have not made any loss provision for a settlement and are unable to predict if and when a signed and effective settlement will be reached.  Effectiveness of the settlement would negatively impact our statutory capital and materially worsen the current non-compliance with Capital Requirements.  Absent a settlement, such an effect could also occur from changed circumstances that lead us to conclude a loss is probable in litigation.

If one GSE does not approve MIC in all jurisdictions that have not waived their Capital Requirements for MGIC, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business on a nationwide basis utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations and the matters in the September Freddie Mac Letter. In this regard, see “— Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.”

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

We cannot assure you that the OCI or any other jurisdiction that has granted a waiver of its Capital Requirements will not modify or revoke the waiver, or will renew the waiver when it expires; that the GSEs will approve MIC to write new business in all jurisdictions in which MGIC is unable to do so; or that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. At present, the amount of additional capital we would need to comply with the Capital Requirements would be substantial. See “— Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.”

For more information about factors that could negatively impact MGIC’s compliance with Capital Requirements, which depending on the severity of adverse outcomes could exacerbate materially the current non-compliance with Capital Requirements, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future,” “— We have reported net losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” and “— Resolution of our dispute with the Internal Revenue Service could adversely affect us.” As discussed above, we have not accrued an estimated loss in our financial statements to reflect the satisfaction of the Settlement Condition. In addition, as discussed below, in accordance with Accounting Standards Codification (“ASC”) 450-20, we have not accrued an estimated loss in our financial statements to reflect possible adverse developments in other litigation or other dispute resolution proceedings. An accrual, if required and depending on the amount, could exacerbate materially MGIC’s current non-compliance with Capital Requirements. In addition to the factors listed above, our statutory capital and compliance with Capital Requirements could be negatively affected by an unfunded pension liability. An unfunded pension liability for statutory capital purposes may result from increases in pension benefit obligations due to a lower discount rate assumption or decreases to the fair value of pension plan assets due to poor asset performance, as well as changes in certain other actuarial assumptions.

Since mid-2011, two of our competitors, Republic Mortgage Insurance Company (“RMIC”) and PMI Mortgage Insurance Co. (“PMI”), ceased writing new insurance commitments, were placed under the supervision of the insurance departments of their respective domiciliary states and are subject to partial claim payment plans, with the remaining claim amounts deferred. (PMI’s parent company subsequently filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.) In addition, in 2008, Triad Guaranty Insurance Corporation ceased writing new business and entered into voluntary run-off. It is also subject to a partial payment plan ordered by its domiciliary state.

MGIC’s failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, even though it does not meet Capital Requirements, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, future housing values and future unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions that we make, including those with Countrywide. (For more information about the Countrywide legal proceedings, see “— We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”)

We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.

Consumers are bringing a growing number of lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. On or about December 9, 2011, seven mortgage insurers (including MGIC) and a large mortgage lender (which was the named plaintiffs’ lender) were named as defendants in a complaint, alleged to be a class action, filed in U.S. District Court for the Central District of California. Since then, nine similar cases have been filed naming various mortgage lenders and mortgage insurers (including MGIC) as defendants. In one case, an amended complaint has been filed after MGIC’s motion to dismiss was granted. One case has been voluntarily dismissed and nine cases remain pending. The complaints in all nine of the remaining cases alleged various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

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

In addition, beginning in June 2008, and as recently as December 2011, we received various subpoenas from the U.S. Department of Housing and Urban Development (“HUD”), seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. In June 2012, we received a Civil Investigative Demand from the CFPB requiring additional information and documentation regarding captive mortgage reinsurance. We have met with, and expect to continue to meet with, the CFPB to discuss the Civil Investigative Demand and how to resolve its investigation. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

In October 2010, a purported class action lawsuit was filed against MGIC in the U.S. District Court for the Western District of Pennsylvania by a loan applicant on whose behalf a now-settled action we previously disclosed had been filed by the U.S. Department of Justice. In this lawsuit, the loan applicant alleged that MGIC discriminated against her and certain proposed class members on the basis of sex and familial status when MGIC underwrote their loans for mortgage insurance. In May 2011, the District Court granted MGIC’s motion to dismiss with respect to all claims except certain Fair Housing Act claims. On July 2, 2012, the District Court granted preliminary approval for a class action settlement of the lawsuit. The proposed settlement creates a settlement class of 265 borrowers.  Under the terms of the proposed settlement, MGIC is required to deposit $500,000 into an escrow account to fund possible payments to affected borrowers. In addition, MGIC will pay the named plaintiff an “incentive fee” of $7,500 and pay class counsels’ fees of $337,500.  Any funds remaining in the escrow account after payment of all claims approved under the procedures established by the settlement will be returned to MGIC. The settlement is contingent upon the District Court’s final approval.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) in June 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations are that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaints’ allegations regarding C-BASS. Our motion to dismiss the Complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The Complaint was dismissed and the motion to file the Amended Complaint was denied. These decisions were affirmed by the Appeals Court in April 2012. In early July 2012, the plaintiffs re-filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. On October 3, 2012, the District Court denied the July 2012 motion and the plaintiffs did not appeal. Although this case has been resolved in our favor, other lawsuits alleging violations of the securities laws could be brought against us.

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

In the arbitration proceeding, we are seeking a determination that MGIC is entitled to rescind coverage on the loans involved in the proceeding. From January 1, 2008 through September 30, 2012, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $440 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. On a per loan basis, the average amount that we would have paid had the loans not been rescinded was approximately $72,100. Various materials exchanged by MGIC and Countrywide in 2011 bring into the dispute loans we did not consider before then to be Countrywide-related and loans on which MGIC rescinded coverage subsequent to those specified at the time MGIC began the proceeding (including loans insured through the bulk channel), and set forth Countrywide’s contention that, in addition to the claim amounts under coverage it alleges MGIC has improperly rescinded, Countrywide is entitled to other damages of almost $700 million as well as exemplary damages. Countrywide and MGIC have each selected 12 loans for which a three-member arbitration panel will determine coverage. While the panel’s determination will not be binding on the other loans at issue, the panel will identify the issues for these 24 “bellwether” loans and strive to set forth findings of fact and conclusions of law in such a way as to aid the parties to apply them to the other loans at issue. The hearing before the panel on the bellwether loans has been scheduled to begin in March 2013.

We are in mediation in an effort to resolve our dispute with Countrywide, although we cannot predict whether the mediation will result in a resolution. If it does, a resolution with Countrywide will be subject to various conditions before it becomes effective. In connection with our mediation with Countrywide, we have voluntarily suspended rescissions related to loans that we believe could be covered by a potential resolution. As of September 30, 2012, coverage on approximately 1,700 loans, representing total potential claim payments of approximately $125 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. If we are able to reach a resolution with Countrywide, under ASC 450-20, we would record the effects of the resolution in our accounts when we determine that it is probable the resolution will become effective and the financial effect on us can be reasonably estimated. If these conditions to recording are met, the financial statement effect on us would involve the recognition of additional loss, which would negatively impact our capital.

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

At September 30, 2012, 32,560 loans in our primary delinquency inventory were Countrywide-related loans (approximately 22% of our primary delinquency inventory). As noted above, we have suspended Countrywide rescissions of coverage on loans that we believe could be included in a potential resolution with Countrywide. Although these loans are included in our delinquency inventory, for purposes of determining our reserve amounts, it is assumed that coverage on these loans will be rescinded. We expect a significant portion of the Countrywide loans in our delinquency inventory will cure their delinquency or their coverage will be rescinded and will not involve paid claims. From January 1, 2008 through September 30, 2012, of the claims on Countrywide-related loans that were resolved (a claim is resolved when it is paid or the coverage is rescinded; claims that are submitted but which are under review are not resolved until one of these two outcomes occurs), approximately 83% were paid and coverage on the remaining 17% were rescinded. Had we processed the rescissions we have suspended, these percentages would be approximately 79% and 21%, respectively.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. Because our rescission practices with Countrywide do not differ from our practices with other servicers with which we have not entered into settlement agreements, an adverse result in the Countrywide proceeding may adversely affect the ultimate result of rescissions involving other servicers and lenders. From January 1, 2008 through September 30, 2012, we estimate that total rescissions mitigated our incurred losses by approximately $3.1 billion, which included approximately $2.8 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At September 30, 2012, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.5 billion.

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

On May 17, 2012, Freddie Mac filed a lawsuit in the Virginia Court against MGIC effectively seeking declaratory judgment regarding the proper interpretation of the pool insurance policies and on June 14, 2012, FHFA was added as a plaintiff (“Freddie Mac’s Lawsuit”). On July 5, 2012, the Virginia Court granted our motion to transfer Freddie Mac’s Lawsuit to the Wisconsin Court, but it stayed the transfer pending the Wisconsin Court’s determining that it had subject matter jurisdiction. Freddie Mac has asked the Virginia Court to reconsider its transfer decision. In August 2012, the court denied that request.

See “—Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” for subsequent developments regarding settlement of the pool insurance dispute.

We account for losses under our interpretation of the pool insurance policies. If we are unable to finalize a settlement with Freddie Mac, we intend to defend MGIC against the litigation described above and to advocate MGIC’s position in the litigation, vigorously. Although it is reasonably possible that our interpretation will not prevail in the litigation described above, under ASC 450-20, an estimated loss is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, we have not accrued any reserves that would reflect an adverse outcome in this litigation. Changed circumstances that lead us to conclude a loss is probable in litigation would negatively impact our statutory capital and, depending on the amount, could exacerbate materially the current non-compliance with Capital Requirements. In the third quarter of 2012 the aggregate loss limit under our interpretation of the policy was exhausted, the policy was cancelled and approximately 15,600 pool notices were removed from the pool notice inventory and thus, we are no longer estimating loss reserves on this policy.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in seven lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS.  Two of those lawsuits remain pending and the other five lawsuits have been dismissed without an appeal.  The damages sought in the remaining case are substantial.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Resolution of our dispute with the Internal Revenue Service could adversely affect us.

The Internal Revenue Service (“IRS”) completed separate examinations of our federal income tax returns for the years 2000 through 2004 and 2005 through 2007 and issued assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The IRS assessment related to the REMIC issue is $190.7 million in taxes and penalties. There would also be applicable interest which, when computed on the amount of the assessment, is substantial. Depending on the outcome of this matter, additional state income taxes along with any applicable interest may become due when a final resolution is reached and could also be substantial.

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million with the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS. In July 2012, we were informed by the IRS that it would not finalize our previous settlement. We are exploring our alternatives with respect to this matter. One alternative is to seek to reach a new settlement which, if reached, we expect would be more costly to us than the prior settlement. In the event that we are unable to reach any settlement of the proposed adjustments, we would be required to litigate their validity in order to avoid a full concession to the IRS. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We adjusted our tax provision and liabilities for the effects of the tentative settlement agreement in 2010. The IRS’ reconsideration of the terms of the settlement agreement did not change our belief that the previously recorded items are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see “— Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

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

Our persistency rate was 80.2% at September 30, 2012, compared to 82.9% at December 31, 2011 and 84.4% at December 31, 2010. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Current mortgage interest rates are at or near historic lows. The high-quality mortgages insured by us in recent years that have not experienced significant declines in underlying home prices, are especially vulnerable to refinancing. Future premiums on our insurance in force represent a material portion of our claims paying resources. We are unsure what the impact on our revenues will be as mortgages are refinanced, because the number of policies we write for replacement mortgages may be more or less than the terminated policies associated with the refinanced mortgages.

Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.

As noted above under “— Regulatory capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” we may be required to raise additional equity capital. Any such future sales would dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.

We have $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. We have elected to defer the payment of approximately $17.5 million of interest on these debentures that was scheduled to be paid on October 1, 2012. We expect to defer additional interest in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also converted into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We also have $345 million principal amount of 5% Convertible Senior Notes outstanding. The Convertible Senior Notes are convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. We do not have the right to defer interest on these Convertible Senior Notes.

Item 6.	Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on November 9, 2012.

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

99
Risk Factors included in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2011, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2012, and through updating of various statistical and other information

99.5
Letter dated September 28, 2012 by Federal Home Loan Mortgage Corporation to MGIC Indemnity Corporation and Mortgage Guaranty Insurance Corporation (incorporated by reference to Exhibit 99 to the Company’s Form 8-K date October 2, 2012)

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2011 and the nine months ended September 30, 2012, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.