Form 10-K
period 2012-12-31
MGIC INVESTMENT CORP
filed 2013-03-01
CIK 876437

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).☐ Yes ☒ No

State the aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 30, 2012: Approximately $574 million*

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of February 15, 2013: 202,304,245

The following documents have been incorporated by reference in this Form 10-K, as indicated:

Document	Part and Item Number of Form 10-K Into Which Incorporated*
Proxy Statement for the 2013 Annual	Items 10 through 14 of Part III
Meeting of Shareholders

* In each case, to the extent provided in the Items listed.

PART I

Item 1.	Business.

A. General

We are a holding company and through wholly-owned subsidiaries we are the largest private mortgage insurer in the United States, as measured by $162.1 billion of domestic primary insurance in force at December 31, 2012. In 2012, our net premiums written were $1.0 billion and our primary new insurance written was $24.1 billion. As of December 31, 2012, our direct primary risk in force was $41.7 billion. For further information about our results of operations, see our consolidated financial statements in Item 8. As of December 31, 2012, our principal mortgage insurance subsidiaries, Mortgage Guaranty Insurance Corporation (“MGIC”) and MGIC Indemnity Corporation (“MIC”), were each licensed in all 50 states of the United States, the District of Columbia and Puerto Rico. During 2012, we wrote new insurance in each of those jurisdictions in MGIC and/or MIC. We capitalized MIC to write new insurance in certain jurisdictions where MGIC no longer meets, and is unable to obtain a waiver of, those jurisdictions’ minimum capital requirements. For more information about the formation of MIC and our plans to utilize it to continue writing new insurance, see the risk factor titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A. In addition to mortgage insurance on first mortgage loans, we, through subsidiaries other than MGIC and MIC, provide lenders with various underwriting and other services and products related to home mortgage lending.

Overview of the Private Mortgage Insurance Industry

We established the private mortgage insurance industry in 1957 to provide a private market alternative to federal government insurance programs. Private mortgage insurance covers losses from homeowner defaults on residential mortgage loans, reducing and, in some instances, eliminating the loss to the insured institution if the homeowner defaults. Private mortgage insurance plays an important role in the housing finance system by assisting consumers, especially first-time homebuyers, to affordably finance homes with less than a 20% down payment, thereby expanding homeownership opportunities. In this annual report, we refer to loans with less than 20% down payments as “low down payment” mortgages or loans. During 2011 and 2012, approximately $85 billion and $175 billion, respectively, of mortgages were insured by private mortgage insurance companies. These levels are significantly below the levels of the mid-2000s. In 2007, for example, approximately $357 billion of mortgages were insured by private mortgage insurance companies.

The Federal National Mortgage Association, commonly known as Fannie Mae, and the Federal Home Loan Mortgage Corporation, commonly known as Freddie Mac, purchase residential mortgages as part of their governmental mandate to provide liquidity in the secondary mortgage market. In this annual report, we refer to Fannie Mae and Freddie Mac collectively as the “GSEs.” The GSEs cannot buy low down payment loans without certain forms of credit enhancement, one of which is private mortgage insurance. Therefore, private mortgage insurance facilitates the sale of low down payment mortgages in the secondary mortgage market to the GSEs. Private mortgage insurance also reduces the regulatory capital that depository institutions are required to hold against low down payment mortgages that they hold as assets. However, see the risk factor titled “The implementation of the Basel III capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance” in Item 1A for proposed rules that may affect the regulatory capital treatment of mortgage insurance.

The GSEs have been the major purchaser of the mortgages underlying flow new insurance written by mortgage insurers. As a result, the private mortgage insurance industry in the U.S. is defined in large part by the requirements and practices of the GSEs. These requirements and practices, as well as those of the federal regulators that oversee the GSEs and lenders, impact the operating results and financial performance of companies in the mortgage insurance industry. The Federal Housing Finance Agency (“FHFA”) is the conservator of the GSEs. As their conservator, FHFA has the authority to control and direct the operations of the GSEs. The U.S. Department of the Treasury reported its recommendations regarding options for ending the conservatorship of the GSEs in February 2011, and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market. Members of Congress have since introduced several bills intended to scale back the GSEs. As a result of the matters referred to above, it is uncertain what role the GSEs, Federal Housing Administration (“FHA”) and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last. See the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

The rate of growth in U.S. residential mortgage debt was particularly strong from 2001 through 2006. In 2007, this growth rate began slowing and, since 2007, U.S. residential mortgage debt has decreased. During the last several years of the period of growth and continuing through 2007, the mortgage lending industry increasingly made home loans at higher loan-to-value (“LTV”) ratios, to individuals with higher risk credit profiles and based on less documentation and verification of information regarding the borrower. Beginning in 2007, job creation slowed and the housing markets began slowing in certain areas, with declines in certain other areas. In 2008 and 2009, payroll employment in the U.S. decreased substantially and nearly all geographic areas in the U.S. experienced home price declines. Together, these conditions resulted in significant adverse developments for us and our industry. After earning an average of approximately $580 million annually from 2004 through 2006 and $169 million in the first half of 2007, we had aggregate net losses of $5.3 billion for the years 2007-2012, including $927 million for 2012. The insurer financial strength rating of MGIC was downgraded a number of times by the rating agencies from 2008 through 2012. See the risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” At December 31, 2012, MGIC did not meet those Capital Requirements. The Office of the Commissioner of Insurance of the State of Wisconsin (the “OCI”) waived its Capital Requirements for MGIC until December 31, 2013. For information concerning the conditions and limitations to the OCI’s waiver of Capital Requirements, see our risk factor titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A. MGIC applied for waivers in the other jurisdictions with Capital Requirements and, at this time, has active waivers from seven of them.

We funded MIC, a direct subsidiary of MGIC, to write new business in jurisdictions where MGIC no longer meets, and is not able to obtain a waiver of, the Capital Requirements. In the third quarter of 2012, we began writing new mortgage insurance in MIC in those jurisdictions. MIC is licensed to write business in all jurisdictions and has received the necessary approvals from the GSEs and the OCI to write business through December 31, 2013 in all of the jurisdictions that have not waived their Capital Requirements for MGIC. For information concerning the conditions and limitations of those approvals, see our risk factor titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A, It is possible that regulatory action by a jurisdiction without specific Capital Requirements may prevent MGIC from continuing to write new insurance in that jurisdiction due to MGIC’s financial condition. Freddie Mac has approved MIC to write business through December 31, 2013 in those jurisdictions. Fannie Mae has approved MIC to write business in those jurisdictions for 60 days after MGIC receives notice that it may no longer write business. Under an agreement with Fannie Mae, Fannie Mae may in its discretion extend such approval to no later than December 31, 2013.

The OCI, in its sole discretion, may modify, terminate or extend its waiver of Capital Requirements. If the OCI modifies or terminates its waiver, MGIC could be prevented from writing new business in all jurisdictions. In such a case, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business. Furthermore, if the OCI revokes or fails to renew MGIC’s waiver, MIC’s ability to write new business would be severely limited because the GSEs’ approval of MIC is conditioned upon the continued effectiveness of the OCI’s waiver of Capital Requirements for MGIC.

Please review our risk factors in Item 1A for more information about factors that could negatively impact MGIC’s compliance with Capital Requirements, which depending on the severity of adverse outcomes could exacerbate materially the current non-compliance with Capital Requirements.

Beginning in late 2007, we implemented a series of changes to our underwriting guidelines that are designed to improve the risk profile of our new business. The changes primarily affected borrowers who had multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or were financing a home in a market we categorized as higher risk and the changes included the creation of “restricted markets.” Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. While we expect our insurance written beginning in the second quarter of 2008 will generate underwriting profits as a result of these underwriting guideline changes, the loans insured in the years leading up to the effectiveness of the new guidelines continue to experience significantly higher than historical claim rates and incurred losses. For more information, see the risk factor titled “We have reported net losses for the last six years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” in Item 1A.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 5% of the loans we insured in 2011 and fewer than 2% of the loans we insured in 2012. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guideline or final reserves slightly below our guideline. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. In 2012 and 2013, we made further changes to streamline our underwriting guidelines and in 2012, we lowered our premium rates on loans with credit scores of 760 or higher. Our underwriting guidelines are available on our website at http://www.mgic.com/underwriting/index.html.

In 2012, the factors that influence our incurred losses were mixed. We believe that modestly increasing payroll employment and a modestly decreasing unemployment rate, combined with a reduced number of loans in force, resulted in approximately 21% fewer new delinquent notices being reported to us in 2012 compared to 2011. However, the total level of unemployment remained materially higher than the levels of 2007 and home prices in most regions continued to be significantly below their 2007 levels. These conditions contributed to the level of loans that cured their delinquency status not improving as much as we expected at the beginning of the year. For more information, see the risk factor titled “Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves” in Item 1A.

Although loan modification programs continued to mitigate our losses in 2012, the number of completed loan modifications in 2012 was significantly less than in 2011 and 2010. We currently expect new loan modifications will continue to only modestly mitigate our losses in 2013. For more information, see the risk factor titled “Loan modifications and other similar programs may not continue to provide material benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified” in Item 1A. Finally, although our loss reserves as of December 31, 2012 continued to be impacted by expected rescission activity, the impact was less than as of December 31, 2011, in part due to the effects of potential rescission settlement agreements we view as probable to occur. We expect that the reduction of our loss reserves due to rescissions will continue to decline.

The mortgage insurance industry competes with governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. For flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies that sponsor government-backed mortgage insurance programs, principally the FHA and, to a lesser degree, the Veterans Administration (the “VA”). During 2010, 2011 and 2012, the FHA and VA accounted for approximately 83.9%, 77.3% and 68.0%, respectively, of the total low down payment residential mortgages that were subject to FHA, VA or private mortgage insurance, a substantial increase from an approximately 22.7% market share in 2007, according to statistics reported by Inside Mortgage Finance.

As noted above, the combined market share of the FHA and VA decreased in 2012 compared to 2011 and 2010, a trend that has been positive for the mortgage insurance industry. This decrease may have been influenced by the different rate structures and changes to underwriting criteria implemented by several mortgage insurers, including MGIC, from 2010 through 2012, as well as changes to FHA’s pricing that became effective in the same time period. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – New Insurance Written,” in Item 7. The increase in market share of the FHA and VA, coupled with the decrease in the level of mortgage loan originations overall through 2011, led to a decrease in our new insurance written from $76.8 billion in 2007 to $14.2 billion in 2011. The level of mortgage loan originations increased in 2012, compared to 2011, and our new insurance written increased to $24.1 billion in 2012.

Proposed rules under Dodd-Frank and the Basel III capital accord could reduce the demand for private mortgage insurance. Dodd-Frank requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are “Qualified Residential Mortgages” (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators issued the proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. None of our new risk written in 2012 was on loans that would qualify as QRMs under the March 2011 proposed rules.

The regulators requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90%, higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in 2012 was on loans that would have met the alternative QRM definition. The regulators also requested that the public comments include information that may be used to assess whether mortgage insurance reduces the risk of default. We submitted a comment letter, including studies to the effect that mortgage insurance reduces the risk of default. Under the proposed rule, because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, lenders that originate loans that are sold to the GSEs while they are in conservatorship will not be required to retain risk associated with those loans. The public comment period for the proposed rule expired on August 1, 2011. At this time we do not know when a final rule will be issued.

In June 2012, federal regulators requested public comments on proposed rules to implement Basel III. The proposed rules would increase the capital requirements of many banking organizations. They contain a range of risk weightings for residential mortgages held for investment by certain banking organizations, with the specific weighting dependent upon, among other things, a loan’s LTV. Unlike previous Basel rules, the proposed Basel III rules do not consider mortgage insurance when calculating a loan’s risk weighting. The rules, if implemented as proposed, may reduce the incentive of banking organizations to purchase mortgage insurance for loans held for investment. The proposed Basel III rules continue to afford FHA-insured loans and Ginnie Mae mortgage-backed securities (“MBS”) a lower risk weighting than Fannie Mae and Freddie Mac MBS. Therefore, with respect to capital requirements, FHA-insured loans will continue to have a competitive advantage over loans insured by private mortgage insurance and then sold to and securitized by the GSEs. The public comment period for the proposed rules expired October 22, 2012. It is uncertain what form the final rules will take.

Due to the changing environment described above, as well as other factors discussed below, at this time we are facing the following particularly significant challenges:

•
Whether we may continue to write insurance on new residential mortgage loans due to actions our regulators or the GSEs could take based upon our capital position or based upon their projections of future deterioration in our capital position. For additional information about this challenge, see Note 1 – “Nature of Business – Capital” to our consolidated financial statements in Item 8 and our risk factors titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” and “We have reported losses for the last six years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” in Item 1A.

•
Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. A definition of QRM that significantly impacts the volume of low down payment mortgages available to be insured, or a possible restructuring or change in the charters of the GSEs, could significantly affect our business. If final rules implementing Basel III do not consider mortgage insurance when calculating a loan’s risk weighting, the incentive for banking organizations to purchase mortgage insurance for loans held for investment may be reduced. For additional information about this challenge, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Qualified Residential Mortgages” and “— GSE Reform” in Item 7 and the risk factors titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses,” “The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance,” and “The implementation of the Basel III capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance” in Item 1A.

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

B. Our Products and Services

Mortgage Insurance

In general, there are two principal types of private mortgage insurance: “primary” and “pool.” We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant to us. In our industry, a “book” is a group of loans that a mortgage insurer insures in a particular period, normally a calendar year. We refer to the insurance that has been written by MGIC or MIC (since it started writing business in August 2012) as the “MGIC Book.”

Primary Insurance. Primary insurance provides mortgage default protection on individual loans and covers unpaid loan principal, delinquent interest and certain expenses associated with the default and subsequent foreclosure or sale approved by us (collectively, the “claim amount”). In addition to the loan principal, the claim amount is affected by the mortgage note rate and the time necessary to complete the foreclosure or sale process, which can be lengthened due to foreclosure moratoriums and suspensions. For the effect of foreclosure moratoriums and suspensions on the claim amount, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Loan Modification and Other Similar Programs” in Item 7. The insurer generally pays the coverage percentage of the claim amount specified in the primary policy, but has the option to pay 100% of the claim amount and acquire title to the property. Primary insurance is generally written on first mortgage loans secured by owner occupied single-family homes, which are one-to-four family homes and condominiums. Primary insurance is also written on first liens secured by non-owner occupied single-family homes, which are referred to in the home mortgage lending industry as investor loans, and on vacation or second homes. Primary coverage can be used on any type of residential mortgage loan instrument approved by the mortgage insurer.

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

Primary insurance may be written on a flow basis, in which loans are insured in individual, loan-by-loan transactions, or may be written on a bulk basis, in which each loan in a portfolio of loans is individually insured in a single, bulk transaction. New insurance written on a flow basis was $24.1 billion in 2012, compared to $14.2 billion in 2011 and $12.3 billion in 2010. No new insurance for bulk transactions was written in 2012, 2011 or 2010. We expect the volume of any future business written through the bulk channel will be insignificant to us. As noted in “- Bulk Transactions” below, in the fourth quarter of 2007, we stopped writing bulk insurance for mortgage loans included in home equity (or “private label”) securitizations, which are the terms the market uses to refer to securitizations sponsored by firms other than the GSEs or Ginnie Mae, such as Wall Street investment banks. We refer to portfolios of loans we insured through the bulk channel that we knew would serve as collateral in a home equity securitization as “Wall Street bulk transactions.”

The following table shows, on a direct basis, primary insurance in force (the unpaid principal balance of insured loans as reflected in our records) and primary risk in force (the coverage percentage applied to the unpaid principal balance) for the MGIC Book as of the dates indicated:

Primary Insurance and Risk In Force

	December 31,
	2012	2011	2010	2009	2008
	(In billions)
Direct Primary Insurance In Force	$162.1	$172.9	$191.3	$212.2	$227.0

Direct Primary Risk In Force	$41.7	$44.5	$49.0	$54.3	$59.0

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

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2012, nearly all of our volume was on loans with GSE standard coverage.

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

Coverage tends to continue for borrowers experiencing economic difficulties and living in areas experiencing housing price depreciation. The persistency of coverage for those borrowers coupled with cancellation of coverage for other borrowers can increase the percentage of an insurer’s portfolio comprised of loans with more credit risk. This development can also occur during periods of heavy mortgage refinancing because borrowers experiencing property value appreciation are less likely to require mortgage insurance at the time of refinancing, while borrowers not experiencing property value appreciation are more likely to still require mortgage insurance at the time of refinancing or not qualify for refinancing at all (including if they have experienced economic difficulties) and thus remain subject to the mortgage insurance coverage.

The percentage of primary new insurance written with respect to loans representing refinances was 36% in 2012, compared to 29% in 2011 and 32% in 2010. When a borrower refinances a mortgage loan insured by us by paying it off in full with the proceeds of a new mortgage that is also insured by us, the insurance on that existing mortgage is cancelled, and insurance on the new mortgage is considered to be new primary insurance written. Therefore, continuation of our coverage from a refinanced loan to a new loan results in both a cancellation of insurance and new insurance written. When a lender and borrower modify a loan rather than replace it with a new one, or enter into a new loan pursuant to a loan modification program, our insurance continues without being cancelled, assuming that we consent to the modification or new loan. As a result, such modifications or new loans, including those modified under the Home Affordable Refinance Program, are not included in our new insurance written.

In addition to varying with the coverage percentage, our premium rates for insurance vary depending upon the perceived risk of a claim on the insured loan and thus take into account, among other things, the loan-to-value ratio, the borrower’s credit score, whether the loan is a fixed payment loan or a non-fixed payment loan (a non-fixed payment loan is referred to in the home mortgage lending industry as an adjustable rate mortgage), the mortgage term and whether the property is the borrower’s primary residence. Historically, only our premium rates for A-, subprime loans and certain other loans varied based on the borrower’s credit score. See footnote 3 to the table titled “Default Statistics for the MGIC Book” in “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Defaults” below for the definitions of A-, subprime and reduced documentation loans, as such terms are used in this annual report.

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

We have written no new pool risk since 2009 and expect that the volume of any future pool business will be insignificant to us. Our direct pool risk in force was $1.3 billion ($0.4 billion on pool policies with aggregate loss limits and $0.9 billion on pool policies without aggregate loss limits) at December 31, 2012, compared to $1.9 billion ($0.7 billion on pool policies with aggregate loss limits and $1.2 billion on pool policies without aggregate loss limits) at December 31, 2011 and $2.7 billion ($1.2 billion on pool policies with aggregate loss limits and $1.5 billion on pool policies without aggregate loss limits) at December 31, 2010.

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

In the fourth quarter of 2007, we stopped writing bulk insurance for loans included in Wall Street bulk transactions. These securitizations represented approximately 8% of our risk in force and 72% of our bulk risk in force at December 31, 2012. We wrote no new business through the bulk channel after the second quarter of 2008 and we expect the volume of any future business written through the bulk channel will be insignificant to us. In general, the loans insured by us in Wall Street bulk transactions consisted of loans with reduced underwriting documentation; cash out refinances that exceed the standard underwriting requirements of the GSEs; A- loans; subprime loans; and jumbo loans. A jumbo loan has an unpaid principal balance that exceeds the conforming loan limit. The conforming loan limit is the maximum unpaid principal amount of a mortgage loan that can be purchased by the GSEs. For more information about conforming loan limits, see footnote 5 to the table titled “Characteristics of Primary Risk in Force” in “— Risk in Force and Product Characteristics of Risk in Force” below. For more information about insurance written through the bulk channel, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — Bulk Transactions” in Item 7.

Geographic Dispersion

The following tables reflect the percentage of primary risk in force in the top 10 states and top 10 core-based statistical areas for the MGIC Book at December 31, 2012:

Dispersion of Primary Risk in Force

Top 10 States

1.	California	7.4%
2.	Texas	6.9
3.	Florida	6.7
4.	Pennsylvania	5.0
5.	Ohio	4.6
6.	Illinois	4.4
7.	New York	3.8
8.	Michigan	3.7
9.	Georgia	3.3
10.	Washington	3.1
Total		48.9%

Top 10 Core-Based Statistical Areas

1.	Chicago-Naperville-Joliet	3.0%
2.	Atlanta-Sandy Springs-Marietta	2.2
3.	Houston-Baytown-Sugarland	2.2
4.	Washington-Arlington-Alexandria	1.9
5.	Philadelphia	1.8
6.	Los Angeles-Long Beach-Glendale	1.8
7.	New York-White Plains-Wayne	1.6
8.	Minneapolis-St. Paul-Bloomington	1.5
9.	San Juan-Caguas-Guaynabo	1.5
10.	Seattle-Bellevue-Everett	1.5
Total		19.0%

The percentages shown above for various core-based statistical areas can be affected by changes, from time to time, in the federal government’s definition of a core-based statistical area.

Insurance In Force by Policy Year

The following table sets forth for the MGIC Book the dispersion of our primary insurance in force as of December 31, 2012, by year(s) of policy origination since we began operations in 1985:

Primary Insurance In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions)
1985-2003	$8,340	$2,728	$11,068	6.8%
2004	5,963	1,447	7,410	4.6
2005	10,224	2,560	12,784	7.9
2006	14,298	4,956	19,254	11.9
2007	33,662	4,012	37,674	23.2
2008	22,135	205	22,340	13.8
2009	9,804	-	9,804	6.0
2010	8,101	-	8,101	5.0
2011	11,030	-	11,030	6.8
2012	22,617	-	22,617	14.0
Total	$146,174	$15,908	$162,082	100.0%

Risk In Force and Product Characteristics of Risk in Force

At December 31, 2012 and 2011, 97% and 96%, respectively, of our risk in force was primary insurance and the remaining risk in force was pool insurance. The following table sets forth for the MGIC Book the dispersion of our primary risk in force as of December 31, 2012, by year(s) of policy origination since we began operations in 1985:

Primary Risk In Force by Policy Year

Policy Year	Flow	Bulk	Total	Percent of Total
	(In millions)
1985-2003	$2,314	$796	$3,110	7.5%
2004	1,689	412	2,101	5.0
2005	2,810	765	3,575	8.6
2006	3,741	1,510	5,251	12.6
2007	8,674	984	9,658	23.1
2008	5,501	51	5,552	13.3
2009	2,123	-	2,123	5.1
2010	2,011	-	2,011	4.8
2011	2,765	-	2,765	6.6
2012	5,589	-	5,589	13.4
Total	$37,217	$4,518	$41,735	100.0%

The following table reflects at the dates indicated the (1) total dollar amount of primary risk in force for the MGIC Book and (2) percentage of that primary risk in force, as determined on the basis of information available on the date of mortgage origination, by the categories indicated.

Characteristics of Primary Risk in Force

	December 31,	December 31,
	2012	2011

Primary Risk in Force (In Millions):	$41,735	$44,462

Loan-to-value ratios:(1)
100s	24.2%	26.0%
95s	35.8	32.6
90s(2)	37.0	37.4
80s	3.0	4.0
Total	100.0%	100.0%
Loan Type:
Fixed(3)	93.5%	92.2%
Adjustable rate mortgages (“ARMs”)(4)	6.5	7.8
Total	100.0%	100.0%
Original Insured Loan Amount:(5)
Conforming loan limit and below	95.1%	95.0%
Non-conforming	4.9	5.0
Total	100.0%	100.0%
Mortgage Term:
15-years and under	2.4%	1.5%
Over 15 years	97.6	98.5
Total	100.0%	100.0%
Property Type:
Single-family(6)	90.2%	89.5%
Condominium	9.0	9.5
Other(7)	0.8	1.0
Total	100.0%	100.0%
Occupancy Status:
Primary residence	95.2%	94.5%
Second home	2.7	3.0
Non-owner occupied	2.1	2.5
Total	100.0%	100.0%
Documentation:
Reduced documentation(8)	7.3%	8.7%
Full documentation	92.7	91.3
Total	100.0%	100.0%
FICO Score:(9)
Prime (FICO 620 and above)	92.2%	91.5%
A Minus (FICO 575 – 619)	6.0	6.6
Subprime (FICO below 575)	1.8	1.9
Total	100.0%	100.0%

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

(2)
We include in our classification of 90s, loans where the borrower makes a down payment of 10% and finances the associated mortgage insurance premium payment as part of the mortgage loan. At each of December 31, 2012 and 2011, 0.7% and 0.9%, respectively, of the primary risk in force consisted of these types of loans.

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

(4)
Includes ARMs where payments adjust fully with interest rate adjustments. Also includes pay option ARMs and other ARMs with negative amortization features, which collectively at December 31, 2012 and 2011, represented 1.8% and 2.7%, respectively, of primary risk in force. As indicated in note (3), does not include ARMs in which the initial interest rate is fixed for at least five years. As of December 31, 2012 and 2011, ARMs with loan-to-value ratios in excess of 90% represented 1.4% and 1.7%, respectively, of primary risk in force.

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

(8)
Reduced documentation loans, many of which are commonly referred to as “Alt-A” loans, are originated under programs in which there is a reduced level of verification or disclosure compared to traditional mortgage loan underwriting, including programs in which the borrower’s income and/or assets are disclosed in the loan application but there is no verification of those disclosures and programs in which there is no disclosure of income or assets in the loan application. At December 31, 2012 and 2011, reduced documentation loans represented 4.3% and 5.0%, respectively, of risk in force written through the flow channel and 31.9% and 34.8%, respectively, of risk in force written through the bulk channel. In accordance with industry practice, loans approved by GSE and other automated underwriting (AU) systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” Based in part on information provided by the GSEs, we estimate full documentation loans of this type were approximately 4% of 2007 new insurance written. Information for other periods is not available. We understand these AU systems grant such doc waivers for loans they judge to have higher credit quality. We also understand that the GSEs terminated their “doc waiver” programs in the second half of 2008.

(9)
Represents the FICO score at loan origination. The weighted average FICO score at loan origination for new insurance written in 2012 and 2011 was 759. The FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.” A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. A FICO credit score is a score based on a borrower’s credit history generated by a model developed by Fair Isaac Corporation.

Other Products and Services

Risk Sharing Arrangements. We have participated in risk sharing arrangements with the GSEs and captive mortgage reinsurance arrangements with subsidiaries of certain mortgage lenders that reinsure a portion of the risk on loans originated or serviced by the lenders which have MGIC primary insurance.

In response to requests or subpoenas, we provided information regarding captive mortgage reinsurance arrangements to the New York Department of Financial Services, the Minnesota Department of Commerce and the Department of Housing and Urban Development, commonly referred to as HUD. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that the CFPB had opened an investigation into captive mortgage reinsurance premium ceding practices by private mortgage insurers. In that correspondence, the CFPB also requested, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. In June 2012, we received a Civil Investigative Demand (“CID”) from the CFPB requiring additional information and documents regarding captive mortgage insurance. We have met with and expect to continue to meet with the CFPB to discuss the CID and how to resolve its investigation. MGIC has also filed a petition to modify the CID which petition is currently pending. While MGIC believes it would have strong defenses to any claims the CFPB might bring against it as a result of the investigation, it continues to work with the CFPB to try to resolve the investigation and any concerns that the CFPB may have about MGIC’s past and current captive reinsurance practices. If MGIC cannot resolve the concerns of the CFPB, it is possible that the CFPB would assert various RESPA and possibly other claims against it. Seven mortgage insurers, including MGIC, were involved in litigation alleging that “inflated” captive reinsurance premiums were paid in violation of RESPA. MGIC's settlement of this class action litigation against it became final in October 2003. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, various mortgage lenders and various other mortgage insurers have been named as defendants in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Three of those cases have previously been dismissed. The complaints in all nine of the remaining cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us. For more information, see our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

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

Contract Underwriting and Related Services. A non-insurance subsidiary of ours (funded by contributions from our holding company and, in part, from the operations of the subsidiary) performs contract underwriting services for lenders. In performing those services, we judge whether the data relating to the borrower and the loan contained in the lender’s mortgage loan application file comply with the lender’s loan underwriting guidelines. We also provide an interface to submit data to the automated underwriting systems of the GSEs, which independently judge the data. These services are provided for loans that require private mortgage insurance as well as for loans that do not require private mortgage insurance. The complaint in the RESPA litigation that we settled in 2003, which litigation is referred to under "Risk Sharing Arrangements" above, alleged, among other things, that the pricing of contract underwriting provided by us violated RESPA.

Under our contract underwriting agreements, we may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. The contract remedy expense of the subsidiary performing the contract underwriting services was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010, respectively. Claims for remedies may be made a number of years after the underwriting work was performed. A material portion of our new insurance written through the flow channel in recent years, including for 2006 and 2007, involved loans for which we provided contract underwriting services. We believe the rescission of mortgage insurance coverage on loans for which we provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition,” in Item 7

Other. We provide various mortgage services for the mortgage finance industry, such as loan origination and portfolio analytics, mortgage lead generation and secondary marketing of mortgages.

Customers

Originators of residential mortgage loans such as savings institutions, commercial banks, mortgage brokers, credit unions, mortgage bankers and other lenders have historically determined the placement of mortgage insurance written on a flow basis and as a result are our customers. To obtain primary insurance from us written on a flow basis, a mortgage lender must first apply for and receive a mortgage guaranty master policy from us. Our top 10 customers, none of whom represented more than 10% of our consolidated revenues, generated 24.8% of our new insurance written on a flow basis in 2012, compared to 26.7% in 2011 and 27.2% in 2010. In the fourth quarter of 2009, Countrywide Home Loans and an affiliate (“Countrywide”) commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after it ceased doing business with us. See the risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future,” in Item 1A as well as Item 3, “Legal Proceedings,” for more information about this litigation, the arbitration case we filed against Countrywide regarding rescissions and our probable settlement with Countrywide. Countrywide and its Bank of America affiliates accounted for approximately 8% of our new insurance written in the first three quarters of 2009. Another customer with whom we still do business accounted for approximately 10% of our flow new insurance written in 2012 compared to approximately 9% in 2011.

Sales and Marketing and Competition

Sales and Marketing. We sell our insurance products through our own employees, located throughout all regions of the United States and in Puerto Rico.

Competition. Our competition includes other mortgage insurers, governmental agencies and products designed to eliminate the need to purchase private mortgage insurance. As noted above in “Overview of the Private Mortgage Insurance Industry,” for flow business, we and other private mortgage insurers compete directly with federal and state governmental and quasi-governmental agencies, principally the FHA and, to a lesser degree, the VA. These agencies sponsor government-backed mortgage insurance programs, which during 2012, 2011 and 2010 accounted for approximately 68.0%, 77.3% and 83.9%, respectively, of the total low down payment residential mortgages which were subject to governmental or private mortgage insurance. While declining from a high of 84.6% in 2009, it remains substantially above approximately 22.7% in 2007, according to statistics reported by Inside Mortgage Finance. We believe that the FHA’s market share increased, in part, because mortgage insurers have tightened their underwriting guidelines (which has led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). Furthermore, the FHA’s loan limits were raised to be more on par with those of the GSEs in high cost markets.

As noted above, the combined market share of the FHA and VA decreased in 2012 compared to 2011 and 2010, a trend that has been positive for the mortgage insurance industry. This decrease may have been influenced by the different rate structures implemented by several mortgage insurers, including MGIC, from 2010 through 2012, as well as recent changes to FHA’s pricing. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – New Insurance Written,” in Item 7.

In addition to competition from the FHA and the VA, we and other private mortgage insurers face competition from state-supported mortgage insurance funds in several states, including California and New York. From time to time, other state legislatures and agencies consider expanding the authority of their state governments to insure residential mortgages.

The private mortgage insurance industry is highly competitive. We believe that we currently compete with other private mortgage insurers based on underwriting guidelines, pricing, issuer financial strength ratings, customer relationships, name recognition, reputation, the ancillary products and services provided to lenders (including contract underwriting services), the strength of management teams and field organizations, the depths of databases covering insured loans and the effective use of technology and innovation in the delivery and servicing of insurance products. Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting guidelines, which have resulted in our declining to insure some of the loans originated by our customers and rescission of coverage on loans that affects the customer. We believe many customers assess a mortgage insurer’s financial strength rating and risk-to-capital ratio as important elements of the process through which they select mortgage insurers. As a result of MGIC’s and MIC’s less than investment grade financial strength ratings and MGIC’s risk-to-capital ratio level being above the maximum allowed by some jurisdictions, MGIC and MIC may be competitively disadvantaged with these customers. In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after it ceased doing business with us. See the risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A as well as Item 3, “Legal Proceedings,” for more information about this litigation, the arbitration case we filed against Countrywide regarding rescissions and our probable settlement with Countrywide. Information about some of the other factors that can affect a mortgage insurer’s relationship with its customers can be found in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A.

The U.S. private mortgage insurance industry currently consists of six active mortgage insurers and their affiliates. The newest mortgage insurer began to write new business in 2010 and has reported that one of our customers, JPMorgan Chase, is one of its investors. The names of these mortgage insurers can be found in “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A. During 2012, a new company, NMI Holdings Inc., raised $550 million to enter the mortgage insurance business. NMI Holdings has been approved as an eligible mortgage insurer by the GSEs and we believe that it expects to launch its business in the second quarter of 2013. In addition, in February 2013, a worldwide insurer and reinsurer with mortgage insurance operations in Europe announced that it was purchasing a competitor, CMG Mortgage Insurance Company. The perceived increase in credit quality of loans that are being insured today, the deterioration of the financial strength ratings of the existing mortgage insurance companies and the possibility of a decrease in the FHA’s share of the mortgage insurance market may encourage additional new entrants. At December 31, 2012, we had the largest book of direct primary insurance in force. According to Inside Mortgage Finance, through 2010, we had been the largest private mortgage insurer (as measured by new insurance written) for more than ten years. In 2012, we had the third largest market share (as measured by new insurance written), with our market share decreasing to an estimated 18.4% from 20.4% in 2011 and 22.1% in 2010, in each case excluding HARP refinances. During 2011, two of our competitors stopped writing new business and, based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. Most of the market share of these two former competitors has gone to other mortgage insurers and not to us because, among other reasons, some competitors have materially lower premiums than we do on single premium policies, one of these competitors also uses a risk weighted pricing model that typically results in lower premiums than we charge on certain loans and several of these competitors have streamlined their underwriting to be closely aligned with that of the GSEs. We continuously monitor the competitive landscape and make adjustments to our pricing and underwriting guidelines as warranted. In the first quarter of each of 2012 and 2013, we made changes to streamline our underwriting guidelines and in the first quarter of 2012, we lowered our premium rates on loans with credit scores of 760 or higher.

The mortgage insurance industry historically viewed a financial strength rating of Aa3/AA- as critical to writing new business. At the time that this annual report was finalized, the financial strength of MGIC was rated B2 (with a negative outlook) by Moody’s Investors Service and B- (with a negative outlook) by Standard & Poor’s Rating Services. MGIC could be further downgraded by either or both of these rating agencies. The financial strength of MIC was rated Ba3 (with a negative outlook by Moody’s) and B- (with a negative outlook) by Standard & Poor’s. As a result of MGIC’s financial strength rating being below Aa3/AA-, it is operating with each GSE as an eligible insurer under a remediation plan. MIC is currently operating with each GSE as an eligible insurer under the approvals discussed above. For further information about the importance of MGIC’s ratings, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A. In assigning financial strength ratings, in addition to considering the adequacy of the mortgage insurer’s capital to withstand very high claim scenarios under assumptions determined by the rating agency, we believe rating agencies review a mortgage insurer’s historical and projected operating performance, franchise risk, business outlook, competitive position, management, corporate strategy, and other factors. The rating agency issuing the financial strength rating can withdraw or change its rating at any time.

Risk Management

We believe that mortgage credit risk is materially affected by:

•
the borrower’s credit strength, including the borrower’s credit history, debt-to-income ratios and cash reserves, and the willingness of a borrower with sufficient resources to make mortgage payments when the mortgage balance exceeds the value of the home;

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

Beginning in late 2007, we implemented a series of changes to our underwriting guidelines that were designed to improve the risk profile of our new business. The changes primarily affected borrowers who had multiple risk factors such as a high loan-to-value ratio, a lower FICO score and limited documentation or are financing a home in a market we categorized as higher risk and the changes included the creation of “restricted markets.” Our underwriting criteria for restricted markets do not allow insurance to be written on certain loans that could be insured if the property were located in an unrestricted market. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. For information about changes to our underwriting guidelines, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Consolidated Operations — New insurance written” in Item 7.

Delegated Underwriting and Automated Underwriting Approvals. In the past, we allowed approved lenders to commit us to insure loans originated through the flow channel using their own underwriting guidelines and evaluation, including their own automated underwriting systems. From 2000 through January 2007, the use of automated underwriting systems by the GSEs and lenders increased materially. During this same period, we allowed loans approved by the automated underwriting systems of the GSEs and approved lenders to be automatically approved for MGIC mortgage insurance. As a result, during this period, a substantial majority of the loans insured by us through the flow channel were approved as a result of loan approvals by automated underwriting systems. Beginning in 2007 and continuing through 2012, loans would not automatically be insured by us even though the loans were approved by the underwriting systems described above.

Most applications for mortgage insurance are submitted to us electronically and we rely upon the lender’s representations and warranties that the data submitted is true and correct when making our insurance decision. Substantially all of the remaining applications are accompanied by documents from the lender’s origination loan file. In the case of electronic submissions, a lender transmits application data to us through a variety of electronic interfaces. All submitted data is electronically evaluated against our underwriting requirements. If the loan meets the underwriting requirements, a commitment to insure the loan is issued. If the requirements are not met, the loan is reviewed by one of our underwriters. Our underwriters are authorized to approve loans that do not meet all of our underwriting requirements, including after discussing the loan with the lender. Together, the number of loans for which exceptions were made accounted for fewer than 5% of the loans we insured in 2011 and fewer than 2% of the loans we insured in 2012.

Beginning in the first quarter of 2013, loans that receive a certain approval result by the GSEs’ automated underwriting systems will be eligible for insurance, if such loans meet certain criteria that we establish related to, for example, credit score, debt-to-income ratio and loan-to-value ratio.

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

Defaults. The claim cycle on private mortgage insurance generally begins with the insurer’s receipt of notification of a default on an insured loan from the lender. We define a default as an insured loan with a mortgage payment that is 45 days or more past due. Lenders are required to notify us of defaults within 130 days after the initial default, although most lenders do so earlier. The incidence of default is affected by a variety of factors, including the level of borrower income growth, unemployment, divorce and illness, the level of interest rates, rates of housing price appreciation or depreciation and general borrower creditworthiness. Defaults that are not cured result in a claim to us. See “- Claims.” Defaults may be cured by the borrower bringing current the delinquent loan payments or by a sale of the property and the satisfaction of all amounts due under the mortgage. In addition, when a policy is rescinded or a claim is denied we remove the default from our default inventory. Beginning in August 2012, a borrower who is current or less than 31 days delinquent but with specific hardship criteria (including among other things the death, permanent illness or disability of a borrower or co-borrower, divorce or a distant employment transfer/relocation) and a debt-to-income ratio of 55% or higher, may be considered an imminent default and therefore eligible for a short sale. This may result in an acceleration of the claim cycle because a claim may be submitted without a prior default notification. Through the end of 2012 there has been no material increase in the level of short sales as a result of this change.

The following table shows the number of primary and pool loans insured in the MGIC Book, including loans insured in bulk transactions and A- and subprime loans, the related number of loans in default and the percentage of loans in default, or default rate, as of December 31, 2008-2012:

Default Statistics for the MGIC Book

	December 31,
	2012	2011	2010	2009	2008

PRIMARY INSURANCE
Insured loans in force	1,006,346	1,090,086	1,228,315	1,360,456	1,472,757
Loans in default (1)	139,845	175,639	214,724	250,440	182,188
Default rate – all loans	13.90%	16.11%	17.48%	18.41%	12.37%
Flow loans in default	107,497	134,101	162,621	185,828	122,693
Default rate – flow loans	11.87%	13.79%	14.94%	15.46%	9.51%
Bulk loans in force	100,782	117,573	139,446	158,089	182,268
Bulk loans in default (2)	32,348	41,538	52,103	64,612	59,495
Default rate – bulk loans	32.10%	35.33%	37.36%	40.87%	32.64%
Prime loans in default (3)	90,270	112,403	134,787	150,642	95,672
Default rate – prime loans	10.44%	12.20%	13.11%	13.29%	7.90%
A-minus loans in default (3)	20,884	25,989	31,566	37,711	31,907
Default rate – A-minus loans	32.92%	35.10%	36.69%	40.66%	30.19%
Subprime loans in default (3)	7,668	9,326	11,132	13,687	13,300
Default rate – subprime loans	40.78%	43.60%	45.66%	50.72%	43.30%
Reduced documentation loans delinquent (4)	21,023	27,921	37,239	48,400	41,309
Default rate – reduced doc loans	35.23%	37.96%	41.66%	45.26%	32.88%
POOL INSURANCE
Insured loans in force (5)	119,061	374,228	468,361	526,559	603,332
Loans in default	8,594	32,971	43,329	44,231	33,884
Percentage of loans in default (default rate)	7.22%	8.81%	9.25%	8.40%	5.62%

General Notes: (a) For the information presented for 2010-2012, the FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.” For the information presented prior to 2010, the FICO score for a loan with multiple borrowers was the income weighted average of the “decision FICO scores” for each borrower. A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used. This change made our reporting consistent with the FICO credit scores that we use for underwriting purposes. (b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums. In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insured loans in force. Loans where servicers have stopped paying premiums include 9,054 defaults with a risk of $456 million as of December 31, 2012. (c) During the 4th quarter of 2011 we conducted a review of our single life of loan policies and concluded that approximately 21,000 of these policies were no longer in force, and as a result we canceled these policies with insurance in force of approximately $2.3 billion and risk in force of approximately $0.5 billion.

(1) At December 31, 2012, 2011, 2010, 2009 and 2008, 25,282, 30,250, 36,066, 45,907 and 45,482 loans in default, respectively, related to Wall Street bulk transactions and at December 31, 2012, 2011, 2010, 2009 and 2008, 11,731, 12,610, 20,898, 16,389 and 13,275 loans in default, respectively, were in our claims received inventory.

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

(5) The number of loans insured under pool policies declined significantly from 2011 to 2012, partly due to the cancellation of certain pool policies due to the exhaustion of their aggregate loss limits.

Different areas of the United States may experience different default rates due to varying localized economic conditions from year to year. The following table shows the percentage of primary loans we insured that were in default as of December 31, 2012, 2011 and 2010 for the 15 states for which we paid the most losses during 2012:

State Default Rates

	December 31,
	2012	2011	2010
Florida	36.49%	39.51%	41.00%
California	13.79	20.71	27.30
Illinois	20.12	22.37	21.96
Arizona	14.63	21.91	30.81
Michigan	10.35	14.43	17.48
Georgia	14.68	17.72	20.85
Nevada	30.32	35.08	41.07
Ohio	10.76	12.91	13.67
Texas	8.50	10.00	11.31
Washington	13.25	15.08	15.73
Minnesota	9.00	13.01	15.38
Wisconsin	8.65	10.47	11.17
North Carolina	12.91	14.95	15.42
Virginia	10.42	12.36	15.07
Maryland	20.59	21.63	22.15
All other states	12.37	13.47	13.81

The primary default inventory in those same states as of December 31, 2012, 2011 and 2010 appears in a table found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – Losses – Losses Incurred,” in Item 7.

Claims. Claims result from defaults that are not cured or a short sale that we approve. Whether a claim results from an uncured default depends, in large part, on the borrower’s equity in the home at the time of default, the borrower’s or the lender’s ability to sell the home for an amount sufficient to satisfy all amounts due under the mortgage and the willingness and ability of the borrower and lender to enter into a loan modification that provides for a cure of the default. Various factors affect the frequency and amount of claims, including local housing prices and employment levels, and interest rates. If a default goes to claim, any premium collected from the time of default to time of the claim payment is returned to the servicer along with the claim payment. This results in a reduction to premiums written and earned.

Under the terms of our master policy, the lender is required to file a claim for primary insurance with us within 60 days after it has acquired title to the underlying property (typically through foreclosure). It has historically taken on average approximately twelve months for a default that is not cured to develop into a paid claim. The rate at which claims are received and paid had slowed in recent years due to various state and lender foreclosure moratoriums and suspensions, servicing delays including as a result of attempts to modify loans, fraud investigations by us, our pursuit of mitigation opportunities and a lack of capacity in the court systems. Beginning in 2011, however, we experienced an increase in claims paid on default notices related to the current year, due to fewer claim investigations and an increase in short sales.

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

Claim activity is not evenly spread throughout the coverage period of a book of primary business. For prime loans, relatively few claims are typically received during the first two years following issuance of coverage on a loan. This is typically followed by a period of rising claims which, based on industry experience, has historically reached its highest level in the third and fourth years after the year of loan origination. Thereafter, the number of claims typically received has historically declined at a gradual rate, although the rate of decline can be affected by conditions in the economy, including slowing home price appreciation or housing price depreciation. Due in part to the subprime component of loans insured in Wall Street bulk transactions, the peak claim period for bulk loans has generally occurred earlier than for flow loans. Moreover, when a loan is refinanced, because the new loan replaces, and is a continuation of, an earlier loan, the pattern of claims frequency for that new loan may be different from the historical pattern of other loans. Persistency, the condition of the economy, including unemployment, and other factors can affect the pattern of claim activity. For example, a weak economy can lead to claims from older books increasing, continuing at stable levels or experiencing a lower rate of decline. We are currently seeing such performance as it relates to delinquencies from our older books and all of our books are being affected by the condition of the economy and housing price depreciation. As of December 31, 2012, 26% of our primary insurance in force was written subsequent to December 31, 2009, 32% was written subsequent to December 31, 2008, and 46% was written subsequent to December 31, 2007. See “Our Products and Services - Mortgage Insurance - Insurance In Force by Policy Year” above.

Another important factor affecting MGIC Book losses is the amount of the average claim paid, which is generally referred to as claim severity. The main determinants of claim severity are the amount of the mortgage loan, the coverage percentage on the loan and local market conditions. The primary average claim paid on the MGIC Book was $48,722 in 2012, compared to $49,887 for 2011 and $50,173 for 2010, $52,627 for 2009 and $52,239 for 2008. The decrease in average claim paid in 2010 through 2012 compared to 2008 and 2009 was primarily a result of flow claims being a higher percentage of claims paid in 2010 through 2012 compared to 2008 and 2009; flow claims have lower average loan amounts and coverage percentages than bulk loans.

Information about net claims we paid during 2012, 2011 and 2010 appears in the table below.

Net paid claims (In millions)
	2012	2011	2010
Prime (FICO 620 & >)	$1,558	$1,772	$1,400
A-Minus (FICO 575-619)	235	283	265
Subprime (FICO < 575)	65	70	77
Reduced doc (All FICOs)(1)	372	429	451
Pool(2)	334	480	177
Other	5	6	3
Direct losses paid	$2,569	$3,040	$2,373
Reinsurance	(90)	(140)	(126)
Net losses paid	$2,479	$2,900	$2,247
LAE	45	60	71
Net losses and LAE before terminations	$2,524	$2,960	$2,318
Reinsurance terminations	(6)	(39)	(38)
Net losses and LAE paid	$2,518	$2,921	$2,280

(1)
In this annual report we classify loans without complete documentation as “reduced documentation” loans regardless of FICO credit score rather than as prime, “A-” or “subprime” loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

(2)	2012 includes $100 million paid under the terms of the settlement with Freddie Mac as discussed under Note 20 – "Litigation and Contingencies" to our consolidated financial statements in Item 8.

Primary claims paid for the top 15 states (based on 2012 paid claims) and all other states for the years ended December 31, 2012, 2011 and 2010 appear in a table found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Consolidated Operations – Losses – Losses Incurred,” in Item 7.

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

Loss Mitigation. Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2012, curtailments reduced our average claim paid by approximately 4%. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments.

After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. For more information about such objections, including by Countrywide, see our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Prior to 2008, rescissions of coverage on loans and claim denials, which we collectively refer to as “rescissions” and variations of this term, were not a material portion of our claims resolved during a year. Beginning in 2008, our rescissions of policies have materially mitigated our paid losses, however, the percentage of claims that have been resolved through rescission has been declining. For further information about our recent rescission rates, See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Consolidated Operations — Losses – Losses Incurred” in Item 7. We continue to expect that the percentage of claims that will be resolved through rescissions will continue to decline. For further information, see our risk factor titled “Our losses could increase if we do not prevail in proceedings challenging whether our rescissions were proper, we enter into material resolution arrangements or rescission rates decrease faster than we are projecting” in Item 1A.

When we rescind coverage, we return all premiums previously paid to us under the policy and are relieved of our obligation to pay a claim under the policy, although if the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since the beginning of 2009 that are not subject to a settlement agreement, the period in which a dispute may be brought has not ended. Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are sometimes unable to make a reasonable estimate or range of estimates of the potential liability. Under Accounting Standards Codification (“ASC”) 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not generally include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings. For more information about these legal proceedings, see the risk factor titled, “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A as well as Item 3, “Legal Proceedings.”

In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. Since those announcements, the GSEs have approved our settlement agreement with one customer and have rejected settlement agreements that were structured differently. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

As noted in the risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A, we have been involved in legal proceedings with Countrywide and have made substaintial progress in reaching an agreement to settle it. While there can be no assurance that we will actually enter into a settlement agreement with Countrywide, we have determined that a settlement with Countrywide is probable. We are also discussing a settlement with another customer. We have also determined that it is probable we will reach a settlement of our dispute with this customer.

We are now able to reasonably estimate the probable loss associated with each settlement and, as required by ASC 450-20, we have recorded the estimated impact of the two settlements referred to above in our financial statements for the quarter ending December 31, 2012. The aggregate impact to loss reserves for the probable settlement agreements was an increase of approximately $100 million and was reflected in the fourth quarter 2012 financial results. If we are not able to reach settlement with Countrywide, we intend to defend MGIC against any related legal proceedings, vigorously.

In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount. We continue to discuss with other lender-customers their objections to material rescissions and have reached settlement terms with several of our significant lender-customers. Although it is reasonably possible that, when the discussions or legal proceedings with customers regarding rescissions are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

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

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). If a borrower makes payments for three years, our Gold Cert Endorsement limits our ability to rescind coverage except under certain circumstances, including where we prove the lender had knowledge of inaccurate information in the loan file. In addition, our Gold Cert Endorsement limits our ability to rescind coverage on loans for which the borrower makes payments on time for one year with his own funds, if we are provided with certain documents shortly after we insure the loan and we fail to discover that the loan was ineligible for our insurance. We believe the limitations on our rights to rescind coverage under the Gold Cert Endorsement will materially reduce rescissions on such loans. Currently, less than 3% of our insurance in force was written under our Gold Cert Endorsement. However, we estimate that approximately 33% of our new insurance written in the fourth quarter of 2012, and 41% of our new insurance written in December 2012, was written under this endorsement.

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

Our reserving process bases our estimates of future events on our past experience. However, estimation of loss reserves is inherently judgmental and conditions that have affected the development of the loss reserves in the past may not necessarily affect development patterns in the future, in either a similar manner or degree. For further information, see our risk factors in Item 1A, including the ones titled “Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses, losses may have a disproportionate adverse effect on our earnings in certain periods,” “Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves” and “Our losses could increase if we do not prevail in proceedings challenging whether our rescissions were proper, we enter into material resolution arrangements or rescission rates decrease faster than we are projecting.”

After our reserves are initially established, we perform premium deficiency tests using best estimate assumptions as of the testing date. We establish a premium deficiency reserve, if necessary, when the present value of expected future losses and expenses exceeds the present value of expected future premiums and already established reserves. In the fourth quarter of 2007, we recorded a premium deficiency reserve of $1.2 billion relating to Wall Street bulk transactions remaining in our insurance in force. As of December 31, 2012, this premium deficiency reserve was $74 million.

For further information about loss reserves and the premium deficiency reserve, see “Management’s Discussion and Analysis—Results of Consolidated Operations—Losses” in Item 7 and Note 9, “Loss reserves,” and Note 10, “Premium deficiency reserve,” to our consolidated financial statements in Item 8.

C. Investment Portfolio

Policy and Strategy

At December 31, 2012, the fair value of our investment portfolio was approximately $4.2 billion. In addition, at December 31, 2012, our total assets included approximately $1.0 million of cash and cash equivalents. As of December 31, 2012, approximately $315 million of our portfolio was held at the parent company level and the remainder of our portfolio was held by our subsidiaries, primarily MGIC.

As of January 2, 2013, approximately 74% of our investment portfolio (excluding cash and cash equivalents) is managed by Wellington Management Company, LLP, although we maintain overall control of investment policy and strategy. We maintain direct management of the remainder of our investment portfolio. Unless otherwise indicated, the remainder of the discussion of our investment portfolio refers to our investment portfolio only and not to cash and cash equivalents.

Our current policies emphasize preservation of capital, as well as total return. Therefore, our investment portfolio consists almost entirely of high-quality, investment grade, fixed-income securities. During 2012 we elected to realize $198 million in net realized gains given the favorable market conditions. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce the proportion of our investment portfolio in tax exempt municipal securities while increasing the proportion of taxable securities. For statutory purposes, investments are generally held at amortized cost, therefore the realized gains increased our statutory policyholder’s position or statutory capital. Our investment policies in effect at December 31, 2012 limit investments in the securities of a single issuer, other than the U.S. government, and generally limit the purchase of fixed income securities to those that are rated investment grade by at least one rating agency. At that date, the maximum aggregate book value of the holdings of a single obligor was:

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

At December 31, 2012, approximately 89% of our total fixed income investment portfolio was invested in securities rated “A” or better, with 52% rated “AAA” and 15% rated “AA,” in each case by at least one nationally recognized securities rating organization. For information related to the portion of our investment portfolio that is insured by financial guarantors, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” in Item 7.

Our investment policies and strategies are subject to change depending upon regulatory, economic and market conditions and our existing or anticipated financial condition and operating requirements, including our tax position.

Investment Operations

At December 31, 2012, tax exempt municipal securities represented 5%, and taxable municipal securities represented 13%, of the fair value of our total investment portfolio. We had no derivative financial instruments in our investment portfolio. During 2012 we continued to shift our portfolio to a higher concentration of taxable securities, as reflected in the table below. As December 31, 2012, corporate securities represented 34% of the fair value of our investment portfolio. Securities due within one year, within one to five years, within five to ten years, and after ten years, represented 26%, 40%, 12% and 8%, respectively, of the total fair value of our investment in debt securities. Mortgage-backed securities represented the remaining 14% of the total fair value of our investment in debt securities. Our pre-tax yield for 2012 was 1.7%, compared to a pre-tax yield of 2.8% in 2011 and 3.1% in 2010.

Our ten largest holdings at December 31, 2012 appear in the table below:

Fair Value
(In thousands)
1. Hewlett-Packard Co.	$43,339
2. US Bancorp	41,650
3. Pepsico Inc.	34,862
4. Credit Suisse Group New York	32,527
5. American Honda Finance	32,417
6. Bank One Issuance Trust	31,047
7. Ally Master Owner Trust	30,116
8. General Electric Capital Corp	28,247
9. JP Morgan Chase & Co.	27,941
10.American Express Credit Co.	27,941
$330,087

Note: This table excludes securities issued by U.S. government, U.S. government agencies, GSEs and the Federal Home Loan Banks.

The sectors of our investment portfolio at December 31, 2012 appear in the table below:

Percentage of Portfolio’s Fair Value
1. Corporate	34%
2. Asset Backed (see note below)	22
3. U.S. Treasuries (incl FDIC-guaranteed)	20
4. Taxable Municipals	13
5. Tax-Exempt Municipals	5
6. Foreign	4
7. Escrowed / Prerefunded Municipals	1
8. Other	1
100%

Note: GNMA pass through certificates represent approximately one-half of the asset backed securities.

For further information concerning investment operations, see Note 6, “Investments,” to our consolidated financial statements in Item 8.

D. Regulation

Direct Regulation

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In January 2013, the CFPB, established by the Dodd-Frank Act to regulate the offering and provision of consumer financial products or services under federal law, issued rules to implement laws requiring mortgage lenders to make ability-to-pay determinations prior to extending credit. We are uncertain whether the CFPB will issue any other rules or regulations that affect our business apart from any action it may take as a result of its investigation of captive mortgage reinsurance. Such rules and regulations could have a material adverse effect on us.

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

Mortgage insurance premium rates are also subject to state regulation to protect policyholders against the adverse effects of excessive, inadequate or unfairly discriminatory rates and to encourage competition in the insurance marketplace. Any increase in premium rates must be justified, generally on the basis of the insurer’s loss experience, expenses and future trend analysis. The general mortgage default experience may also be considered. Premium rates are subject to review and challenge by state regulators. See our risk factor “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in Item 1A and “Management’s Discussion and Analysis — Liquidity and Capital Resources - Capital” in Item 7 for information about regulations governing our capital adequacy, information about our current capital and our expectations regarding our future capital position.

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

Wisconsin’s insurance regulations generally provide that no person may acquire control of us unless the transaction in which control is acquired has been approved by the Office of the Commissioner of Insurance of Wisconsin. The regulations provide for a rebuttable presumption of control when a person owns or has the right to vote more than 10% of the voting securities. In addition, the insurance regulations of other states in which MGIC and/or MIC are licensed insurers require notification to the state’s insurance department a specified time before a person acquires control of us. If regulators in these states disapprove the change of control, our licenses to conduct business in the disapproving states could be terminated. For further information about regulatory proceedings applicable to us and our industry, see “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A.

As the most significant purchasers and sellers of conventional mortgage loans and beneficiaries of private mortgage insurance, Freddie Mac and Fannie Mae impose requirements on private mortgage insurers in order for them to be eligible to insure loans sold to the GSEs. These requirements are subject to change from time to time. Currently, both MGIC and MIC are approved mortgage insurers for both Freddie Mac and Fannie Mae but their longer term eligibility could be negatively affected as discussed, under “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” and “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.

The FHFA is the conservator of the GSEs. As their conservator, FHFA has the authority to control and direct the operations of the GSEs. The appointment of FHFA as conservator, the increasing role that the federal government has assumed in the residential mortgage market may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. Such changes may allow the GSEs to reduce or eliminate the level of private mortgage insurance coverage that they use as credit enhancement, which could have a material adverse effect on our revenue, results of operations or financial condition. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market. Members of Congress have since introduced several bills intended to scale back the GSEs. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last. For additional information about the potential impact that any such changes in the GSE’s roles may have on us, see the risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

The GSEs have approved the terms of our master policy. Any new master policy, or material changes to our existing master policy, would be subject to approval by the GSEs.

Indirect Regulation

We are also indirectly, but significantly, impacted by regulations affecting purchasers of mortgage loans, such as Freddie Mac and Fannie Mae, and regulations affecting governmental insurers, such as the FHA and the VA, and lenders. See “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A for a discussion of how potential changes in the GSEs’ business practices could affect us. Private mortgage insurers, including MGIC and MIC, are highly dependent upon federal housing legislation and other laws and regulations to the extent they affect the demand for private mortgage insurance and the housing market generally. From time to time, those laws and regulations have been amended to affect competition from government agencies. Proposals are discussed from time to time by Congress and certain federal agencies to reform or modify the FHA and the Government National Mortgage Association, which securitizes mortgages insured by the FHA.

Subject to certain exceptions, in general, RESPA prohibits any person from giving or receiving any “thing of value” pursuant to an agreement or understanding to refer settlement services. See “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.” in Item 1A.

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

E. Employees

At December 31, 2012, we had approximately 877 full- and part-time employees, of whom approximately 26% were assigned to our field offices. The number of employees given above does not include “on-call” employees. The number of “on-call” employees can vary substantially, primarily as a result of changes in demand for contract underwriting services. In recent years, the number of “on-call” employees has ranged from fewer than 70 to more than 220.

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

Forward Looking Statements and Risk Factors

As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires; “MGIC” refers to Mortgage Guaranty Insurance Corporation; and “MIC” refers to MGIC Indemnity Corporation.

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

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and 2012. While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At December 31, 2012, MGIC’s risk-to-capital ratio was 44.7 to 1, exceeding the maximum allowed by many jurisdictions, and its policyholder position was $640 million below the required MPP of $1.2 billion. We expect MGIC’s risk-to-capital ratio to increase above its December 31, 2012 level. At December 31, 2012, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 47.8 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC or MIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC and MIC to write insurance with a higher coverage percentage than they could on their own under certain state-specific requirements.

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding contrary provisions of SSAP No. 101. At December 31, 2012, had MGIC calculated its net deferred tax assets based on the provisions of SSAP No. 101, no deferred tax assets would have been admitted. Pursuant to the permitted practice, deferred tax assets of $63 million were included in statutory capital.

Although MGIC does not meet the Capital Requirements of Wisconsin, the OCI has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. The OCI Order requires MGIC Investment Corporation, through the earlier of December 31, 2013 and the termination of the OCI Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the OCI Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, including our Australian subsidiaries, but excluding MIC and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of December 31, 2012, “Liquid Assets” were approximately $4.8 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after December 31, 2012 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. You should read the rest of these risk factors for additional information about factors that could negatively affect MGIC’s Liquid Assets.

The OCI, in its sole discretion, may modify, terminate or extend its waiver of Capital Requirements, although any modification or extension of the Keepwell Provision requires our written consent. If the OCI modifies or terminates its waiver, or if it fails to renew its waiver upon expiration, depending on the circumstances, MGIC could be prevented from writing new business in all jurisdictions if MGIC does not comply with the Capital Requirements. We cannot assure you that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. At present, the amount of additional capital we would need to comply with the Capital Requirements would be substantial. See “— Your ownership in our company may be diluted by additional capital that we raise or if the holders of our outstanding convertible debt convert that debt into shares of our common stock.” If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business. Furthermore, if the OCI revokes or fails to renew MGIC’s waiver, MIC’s ability to write new business would be severely limited because approval by Fannie Mae and Freddie Mac (the "GSEs”) of MIC (discussed below) is conditioned upon the continued effectiveness of the OCI Order.

MGIC applied for waivers in the other jurisdictions with Capital Requirements and, at this time, has active waivers from seven of them. MIC is writing new business in the jurisdictions where MGIC does not have active waivers. As a result, MGIC and MIC are collectively writing business on a nationwide basis.

Insurance departments, in their sole discretion, may modify, terminate or extend their waivers of Capital Requirements. If an insurance department other than the OCI modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business in that particular jurisdiction. Also, depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in that jurisdiction. As discussed below, under certain conditions, this business would be written in MIC. You should read the rest of these risk factors for additional information about factors that could negatively affect MGIC’s statutory capital and compliance with Capital Requirements.

MGIC’s failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions. You should read the rest of these risk factors for additional information about factors that could negatively affect MGIC’s claims paying resources.

As part of our longstanding plan to write new business in MIC, a direct subsidiary of MGIC, MGIC has made capital contributions to MIC. As of December 31, 2012, MIC had statutory capital of $448 million. In the third quarter of 2012, we began writing new mortgage insurance in MIC on the same policy terms as MGIC, in those jurisdictions where we did not have active waivers of Capital Requirements for MGIC. In the second half of 2012, MIC’s new insurance written was $2.4 billion, which includes business from certain jurisdictions for which new insurance is again being written in MGIC after it received the necessary waivers. We are currently writing new mortgage insurance in MIC in Florida, Idaho, Missouri, New Jersey, New York, North Carolina, Ohio and Puerto Rico. Approximately 19% of new insurance written in 2011 and 2012 was from jurisdictions in which MIC is currently writing business. We project MIC can write 100% of our new insurance for at least five years if MGIC is unable to write new business.  This projection is based on the 18:1 risk-to-capital limitation prescribed by Freddie Mac’s approval of MIC (discussed below) and assumes the mix and level of new insurance written in the future would be the same as we wrote in 2012.  It also assumes MIC’s GSE eligibility would extend throughout this period. If we had to write substantially more of our business in MIC and our levels of new insurance written were to increase materially, MIC may require additional capital to stay below Freddie Mac’s prescribed risk-to-capital limitation or a waiver of that limitation may be required. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from GSEs and the OCI to write business in all of the jurisdictions that have not waived their Capital Requirements for MGIC.

Under an agreement in place with Fannie Mae, as amended November 30, 2012, MIC will be eligible to write mortgage insurance through December 31, 2013, in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and to obtain a waiver of them. MIC is also approved to write mortgage insurance for 60 days in jurisdictions that do not have Capital Requirements if a jurisdiction notifies MGIC that, due to its financial condition, it may no longer write new business. The agreement provides that Fannie Mae may, in its discretion, extend such approval to no later than December 31, 2013. The agreement with Fannie Mae, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2012. Such conditions include the continued effectiveness of the OCI Order and the continued applicability of the Keepwell Provision of the OCI Order.

Under a letter from Freddie Mac that was amended and restated as of November 30, 2012, Freddie Mac approved MIC to write business only in those jurisdictions (other than Wisconsin) where either (a) MGIC is unable to write business because it does not meet the Capital Requirements and does not obtain waivers of them, or (b) MGIC received notice that it may not write business because of that jurisdiction’s view of MGIC’s financial condition. This approval of MIC, which may be withdrawn at any time, expires December 31, 2013, or earlier if a financial examination by the OCI determines that there is a reasonable probability that MGIC will be unable to honor claim obligations at any time in the five years after the examination, or if MGIC fails to honor claim payments. The approval from Freddie Mac, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the SEC on November 30, 2012. Such conditions include requirements that MIC not exceed a risk-to-capital ratio of 18:1 (at December 31, 2012, MIC’s risk-to-capital ratio was 1.2 to 1); MGIC and MIC comply with all terms and conditions of the OCI Order; the OCI Order remain effective; we contribute $100 million to MGIC on or before December 3, 2012 (which we did); MGIC enter into and comply with the payment terms of the settlement agreement with Freddie Mac and the FHFA dated December 1, 2012 (for more information about the settlement agreement, see “— We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future”); the OCI issue the order described in the next paragraph (which it did); and MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC.

On November 29, 2012, the OCI issued an order, effective until December 31, 2013, establishing a procedure for MIC to pay a dividend to MGIC if either of the following two events occurs: (1) an OCI examination determines that there is a reasonable probability that MGIC will be unable to honor its policy obligations at any time during the five years after the examination, or (2) MGIC fails to honor its policy obligations that it in good faith believes are valid. If one of these events occurs, the OCI is to conduct a review (to be completed within 60 days after the triggering event) to determine the maximum single dividend MIC could prudently pay to MGIC for the benefit of MGIC’s policyholders, taking account of the interests of MIC’s policyholders and the general public and certain standards for dividends imposed by Wisconsin law. Upon the completion of the review, the OCI will authorize, and MIC will pay, such a dividend within 30 days.

We cannot assure you that the GSEs will approve or continue to approve MIC to write new business in all jurisdictions in which MGIC is unable to do so. If one GSE does not approve MIC in all jurisdictions in which MGIC is unable to write new business, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business on a nationwide basis utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations. In this regard, see “— Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.”

The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators requested public comments on a proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. None of our new risk written in 2012 was on loans that would qualify as QRMs under the March 2011 proposed rules.

The regulators also requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90% and higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in 2012 was on loans that would have met the alternative QRM definition. The regulators also requested that the public comments include information that may be used to assess whether mortgage insurance reduces the risk of default. We submitted a comment letter, including studies to the effect that mortgage insurance reduces the risk of default.

Under the proposed rule, because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, under the proposed rule, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The public comment period for the proposed rule expired in August 2011. At this time we do not know when a final rule will be issued, although it was not expected that the final QRM rule would be issued until the final rule defining Qualified Mortgages (“QMs”) (discussed below) was issued. The Consumer Financial Protection Bureau (the “CFPB”) issued the final QM rule on January 10, 2013.

Depending on, among other things, (a) the final definition of QRM and its requirements for LTV, seller contributions and debt-to-income ratio, (b) to what extent, if any, the presence of mortgage insurance would allow for a higher LTV in the definition of QRM, and (c) whether lenders choose mortgage insurance for non-QRM loans, the amount of new insurance that we write may be materially adversely affected. For other factors that could decrease the demand for mortgage insurance, see “— If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues” and “— The implementation of the Basel III capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance.”

As noted above, on January 10, 2013, the CFPB issued the final rule defining QM, in order to implement laws requiring lenders to consider a borrower’s ability to repay a home loan before extending credit. The QM rule prohibits loans with certain features, such as negative amortization, points and fees in excess of 3% of the loan amount, and terms exceeding 30 years, from being considered QMs. The rule also establishes general underwriting criteria for QMs including that a borrower have a total debt-to-income ratio of less than or equal to 43%. The rule provides a temporary category of QMs that have more flexible underwriting requirements so long as they satisfy the general product feature requirements of QMs and so long as they meet the underwriting requirements of the GSEs or those of the U.S. Department of Housing and Urban Development, Department of Veterans Affairs or Rural Housing Service (collectively, “Other Federal Agencies”). The temporary category of QMs that meet the underwriting requirements of the GSEs or the Other Federal Agencies will phase out when the GSEs or the Other Federal Agencies issue their own qualified mortgage rules, if the GSEs’ conservatorship ends, and in any case after seven years. We expect that most lenders will be reluctant to make loans that do not qualify as QMs because they will not be entitled to the presumptions about compliance with the ability-to-pay requirements. Given the credit characteristics presented to us, we estimate that 99% of our new risk written in 2012 was for mortgages that would have met the QM definition and 91% of our new risk written in 2012 was for mortgages that would have met the QM definition even without the temporary category allowed for mortgages that meet the GSEs’ underwriting requirements. In making these estimates, we have not considered the limitation on points and fees because the information is not available to us. We do not believe such limitation would materially affect the percentage of our new risk written meeting the QM definition. The QM rule is scheduled to become effective in January 2014.

Alternatives to private mortgage insurance include:

•	lenders using government mortgage insurance programs, including those of the Federal Housing Administration, or FHA, and the Veterans Administration,

•	lenders and other investors holding mortgages in portfolio and self-insuring,

•
investors using risk mitigation techniques other than private mortgage insurance, using other risk mitigation techniques in conjunction with reduced levels of private mortgage insurance coverage, or accepting credit risk without credit enhancement, and

•
lenders originating mortgages using piggyback structures to avoid private mortgage insurance, such as a first mortgage with an 80% loan-to-value ratio and a second mortgage with a 10%, 15% or 20% loan-to-value ratio (referred to as 80-10-10, 80-15-5 or 80-20 loans, respectively) rather than a first mortgage with a 90%, 95% or 100% loan-to-value ratio that has private mortgage insurance.

The FHA substantially increased its market share beginning in 2008, and beginning in 2011, that market share began to gradually decline. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers. We believe that the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), has allowed us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, the FHA’s share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs; future increases in guarantee fees charged by the GSEs; changes to the FHA’s annual premiums; and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.

Substantially all of our insurance written is for loans sold to Fannie Mae and Freddie Mac. The business practices of the GSEs affect the entire relationship between them, lenders and mortgage insurers and include:

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

•
the extent to which the GSEs intervene in mortgage insurers’ rescission practices or rescission settlement practices with lenders. For additional information, see “— Our losses could increase if we do not prevail in proceedings challenging whether our rescissions were proper, we enter into material resolution arrangements or rescission rates decrease faster than we are projecting.”

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market. In 2012, Members of Congress introduced several bills intended to scale back the GSEs, however, no legislation was enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

The GSEs have different loan purchase programs that allow different levels of mortgage insurance coverage. Under the “charter coverage” program, on certain loans lenders may choose a mortgage insurance coverage percentage that is less than the GSEs’ “standard coverage” and only the minimum required by the GSEs’ charters, with the GSEs paying a lower price for such loans. In 2011 and 2012, nearly all of our volume was on loans with GSE standard coverage. We charge higher premium rates for higher coverage percentages. To the extent lenders selling loans to the GSEs in the future choose charter coverage for loans that we insure, our revenues would be reduced and we could experience other adverse effects.

We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.

Substantially all of our insurance written is for loans sold to Fannie Mae and Freddie Mac, each of which has mortgage insurer eligibility requirements to maintain the highest level of eligibility, including a financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements of Fannie Mae and Freddie Mac (its financial strength rating from Moody’s is B2 with a negative outlook and from Standard & Poor’s is B- with a negative outlook), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction with a mortgage insurer and MGIC will continue to operate under a remediation plan for the foreseeable future. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan. In particular, the GSEs are currently in discussions with mortgage insurers regarding their standard mortgage insurer eligibility requirements. We also understand the FHFA and the GSEs are separately developing mortgage insurer capital standards that would replace the use of external credit ratings. The GSEs may include any new eligibility requirements as part of our current remediation plan. MIC’s financial strength rating from Moody’s is Ba3 with a negative outlook and from Standard & Poor’s is B- with a negative outlook Therefore, MIC also does not meet the financial strength rating requirements of the GSEs and is currently operating with each GSE as an eligible insurer under the approvals discussed above. See “— Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” If MGIC or MIC cease to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

We have reported net losses for the last six years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.

For the years ended December 31, 2012, 2011, 2010, 2009, 2008 and 2007, we had a net loss of $0.9 billion, $0.5 billion, $0.4 billion, $1.3 billion, $0.5 billion and $1.7 billion, respectively. We currently expect to continue to report annual net losses, the size of which will depend primarily on the amount of our incurred and paid losses from our business written prior to 2009. Our incurred and paid losses are dependent on factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. Although we currently expect to return to profitability on an annual basis, we cannot assure you when, or if, this will occur. Conditions that could delay our return to profitability include high unemployment rates, low cure rates, low housing values, changes to our current rescission practices and unfavorable resolution of ongoing legal proceedings. You should read the rest of these risk factors for additional information about factors that could increase our net losses in the future. The net losses we have experienced have eroded, and any future net losses will erode, our shareholders’ equity and could result in equity being negative.

Our losses could increase if we do not prevail in proceedings challenging whether our rescissions were proper, we enter into material resolution arrangements or rescission rates decrease faster than we are projecting.

Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in 2012, rescissions mitigated our paid losses by approximately $0.3 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, less than 10% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, the number of rescissions that we have reversed has been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. See “— Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.” We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In the fourth quarter of 2012, we estimate that our rescission benefit in loss reserves was reduced due to probable rescission settlement agreements and that other rescissions had no significant impact on our losses incurred in 2012. For more information about the rescission benefit in loss reserves, see Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8. For information about two settlements that we believe are probable, as defined in ASC 450-20, see “— We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.” The completion of those settlements, assuming they occur, may encourage other customers to seek remedies against us.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since the beginning of 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are sometimes unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not generally include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings.

In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. Since those announcements, the GSEs have approved our settlement agreement with one customer and have rejected settlement agreements that were structured differently. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

As noted in “— We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future,” we have been in mediation with Countrywide Home Loans (“Countrywide”) concerning our dispute regarding rescissions and have made substantial progress in reaching an aggrement to settle it. In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount. We continue to discuss with other customers their objections to material rescissions and have reached settlement terms with several of our significant customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of December 31, 2012, approximately 240 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than the two customers for which we consider a settlement agreement probable, as defined in ASC 450-20. Although it is reasonably possible that, when the discussions or legal proceedings with customers regarding rescissions are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, various mortgage lenders and various other mortgage insurers have been named as defendants in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Three of those cases have previously been dismissed. The complaints in all nine of the remaining cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

Since June 2005, various state and federal regulators have also conducted investigations or requested information regarding captive mortgage reinsurance arrangements, including (1) a request received by MGIC in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation; (2) the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, began requesting information in February 2006, regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011; (3) various subpoenas received by MGIC beginning in March 2008 from the U.S. Department of Housing and Urban Development (“HUD”), seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota; and (4) correspondence received by MGIC in January 2012 from the CFPB indicating that HUD had transferred authority to the CFPB to investigate captive reinsurance arrangements in the mortgage insurance industry and requesting, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. In June 2012, we received a Civil Investigative Demand (“CID”) from the CFPB requiring additional information and documentation regarding captive mortgage reinsurance. We have met with, and expect to continue to meet with, the CFPB to discuss the CID and how to resolve its investigation. MGIC has also filed a petition to modify the CID which petition is currently pending. While MGIC believes it would have strong defenses to any claims the CFPB might bring against it as a result of the investigation, it continues to work with the CFPB to try to resolve the investigation and any concerns that the CFPB may have about MGIC’s past and current captive reinsurance practices. If MGIC cannot resolve the concerns of the CFPB, it is possible that the CFPB would assert various RESPA and possibly other claims against it. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. As noted above, in January 2013, the CFPB issued rules to implement laws requiring mortgage lenders to make ability-to-pay determinations prior to extending credit. We are uncertain whether the CFPB will issue any other rules or regulations that affect our business apart from any action it may take as a result of its investigation of captive mortgage reinsurance. Such rules and regulations could have a material adverse effect on us.

In October 2010, a purported class action lawsuit was filed against MGIC in the U.S. District Court for the Western District of Pennsylvania by a loan applicant on whose behalf a now-settled action we previously disclosed had been filed by the U.S. Department of Justice. In this lawsuit, the loan applicant alleged that MGIC discriminated against her and certain proposed class members on the basis of sex and familial status when MGIC underwrote their loans for mortgage insurance. In May 2011, the District Court granted MGIC’s motion to dismiss with respect to all claims except certain Fair Housing Act claims. On November 29, 2012, the District Court granted final approval for a class action settlement of the lawsuit. The settlement created a settlement class of 265 borrowers.  Under the terms of the settlement, MGIC deposited $500,000 into an escrow account to fund possible payments to affected borrowers. In addition, MGIC paid the named plaintiff an “incentive fee” of $7,500 and paid class counsels’ fees of $337,500.  Any funds remaining in the escrow account after payment of all claims approved under the procedures established by the settlement will be returned to MGIC.

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

We have made substantial progress in reaching an agreement with Countrywide to settle the dispute we have regarding rescissions. Since December 2009, we have been involved in legal proceedings with Countrywide in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to rescissions of insurance and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans. From January 1, 2008 through December 31, 2012, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with mediation we were holding with Countrywide, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement. As of December 31, 2012, coverage on approximately 2,150 loans, representing total potential claim payments of approximately $160 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. While there can be no assurance that we will actually enter into a settlement agreement with Countrywide, we have determined that a settlement is probable.

We are also discussing a settlement with another customer. We have also determined that it is probable we will reach a settlement of our dispute with this customer. As of December 31, 2012, coverage on approximately 250 loans, representing total potential claim payments of approximately $17 million, was affected by our decision to suspend rescissions for that customer.

We are now able to reasonably estimate the probable loss associated with each probable settlement and, as required by ASC 450-20, we have recorded the estimated impact of the two probable settlements referred to above in our financial statements for the quarter ending December 31, 2012. The aggregate impact to loss reserves for the probable settlement agreements was an increase of approximately $100 million. This impact was somewhat offset by impacts to our return premium accrual and premium deficiency reserve. All of these impacts were reflected in the fourth quarter 2012 financial results. If we are not able to reach settlement with Countrywide, we intend to defend MGIC against any related legal proceedings, vigorously.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. A settlement with Countrywide may encourage other customers to pursue remedies against us. From January 1, 2008 through December 31, 2012, we estimate that total rescissions mitigated our incurred losses by approximately $2.9 billion, which included approximately $2.9 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At December 31, 2012, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.2 billion.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2012, curtailments reduced our average claim paid by approximately 4%. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments.

After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid. Historically, we have not had material disputes regarding our curtailments or other adjustments. As part of our settlement discussions, Countrywide informed us that they object to approximately $40 million of curtailment and other adjustments. In connection with any settlement agreement with Countrywide, we expect we would enter into a separate agreement with them that would provide for a process to resolve this dispute. However, we do not believe a loss is probable regarding this curtailment dispute and have not accrued any reserves that would reflect an adverse outcome to this dispute. We intend to defend vigorously our position regarding the correctness of these curtailments under our insurance policy. Although we have not had other material objections to our curtailment and adjustment practices, there can be no assurances that we will not face additional challenges to such practices.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in nine lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Three of those lawsuits remain pending and the other six lawsuits have been dismissed without an appeal.  The damages sought in the remaining cases are substantial. We deny any wrongdoing and intend to defend ourselves against the allegations in the lawsuits, vigorously.

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

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The IRS assessment related to the REMIC issue is $190.7 million in taxes and penalties. There would also be applicable interest which, when computed on the amount of the assessment, is substantial. Depending on the outcome of this matter, additional state income taxes along with any applicable interest may become due when a final resolution is reached and could also be substantial.

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million to the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. We currently expect to receive a statutory notice of deficiency (commonly referred to as a “90-day letter”) for the disputed amounts after the first quarter of 2013. We would then be required to litigate their validity in order to avoid payment to the IRS of the entire amount assessed. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see “— Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Because we establish loss reserves only upon a loan default rather than based on estimates of our ultimate losses on risk in force, losses may have a disproportionate adverse effect on our earnings in certain periods.

In accordance with accounting principles generally accepted in the United States, commonly referred to as GAAP, we establish loss reserves only for loans in default. Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. Reserves are also established for estimated losses incurred on notices of default that have not yet been reported to us by the servicers (this is often referred to as “IBNR”). We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements, except in the case where a premium deficiency exists. As a result, future losses may have a material impact on future results as such losses emerge.

Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.

We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss on delinquent loans. The estimated claim rates and claim amounts represent our best estimates of what we will actually pay on the loans in default as of the reserve date and incorporate anticipated mitigation from rescissions. We rescind coverage on loans and deny claims in cases where we believe our policy allows us to do so. Therefore, when establishing our loss reserves, unless we have determined that a loss is probable and can be reasonably estimated, we do not include additional loss reserves that would reflect an adverse development from ongoing dispute resolution proceedings. For more information regarding our legal proceedings , see “— We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.”

The establishment of loss reserves is subject to inherent uncertainty and requires judgment by management. Current conditions in the housing and mortgage industries make the assumptions that we use to establish loss reserves more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, a drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance, and mitigation from rescissions being materially less than assumed. Changes to our estimates could result in material impact to our results of operations, even in a stable economic environment, and there can be no assurance that actual claims paid by us will not be substantially different than our loss reserves.

We rely on our management team and our business could be harmed if we are unable to retain qualified personnel.

Our industry is undergoing a fundamental shift following the mortgage crisis: long-standing competitors have gone out of business and two newly capitalized, privately-held start-ups that are not encumbered with a portfolio of pre-crisis mortgages, have been formed. Former executives from other mortgage insurers have joined these two new competitors. In addition, in February 2013, a worldwide insurer and reinsurer with mortgage insurance operations in Europe announced that it was purchasing CMG Mortgage Insurance Company. Our success depends, in part, on the skills, working relationships and continued services of our management team and other key personnel. The departure of key personnel could adversely affect the conduct of our business. In such event, we would be required to obtain other personnel to manage and operate our business, and there can be no assurance that we would be able to employ a suitable replacement for the departing individuals, or that a replacement could be hired on terms that are favorable to us. We currently have not entered into any employment agreements with our officers or key personnel. Volatility or lack of performance in our stock price may affect our ability to retain our key personnel or attract replacements should key personnel depart.

Loan modification and other similar programs may not continue to provide material benefits to us and our losses on loans that re-default can be higher than what we would have paid had the loan not been modified.

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010, 2011 and 2012, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion, $1.8 billion and $1.2 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Although the recent re-default rate has been lower, for internal reporting purposes, we assume approximately 50% of these modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 9,300 loans in our primary delinquent inventory at December 31, 2012 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through December 31, 2012 approximately 44,400 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2011 and 2012, approximately 18% and 17%, respectively, of our primary cures were the result of a modification, with HAMP accounting for approximately 70% of those modifications in each year. By comparison, in 2010, approximately 27% of our primary cures were the result of a modification, with HAMP accounting for approximately 60% of those modifications. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010. Recent announcements by the U.S. Treasury have extended the end date of the HAMP program through 2013, expanded the eligibility criteria of HAMP and increased lenders’ incentives to modify loans through principal forgiveness. Approximately 66% of the loans in our primary delinquent inventory are guaranteed by the GSEs. The GSEs have informed us that they already use expanded criteria (beyond the HAMP guidelines) for determining eligibility for loan modification and currently do not offer principal forgiveness. Therefore, we currently expect new loan modifications will continue to only modestly mitigate our losses in 2013.

In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”). HARP allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow the HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. To incent lenders to allow more current borrowers to refinance their loans, in October 2011, the GSEs and their regulator, FHFA, announced an expansion of HARP. The expansion includes, among other changes, releasing certain representations in certain circumstances benefitting the GSEs. We have agreed to allow these additional HARP refinances, including releasing the insured in certain circumstances from certain rescission rights we would have under our policy. While an expansion of HARP may result in fewer delinquent loans and claims in the future, our ability to rescind coverage will be limited in certain circumstances. We are unable to predict what net impact these changes may have on our incurred or paid losses. Approximately 11% of our primary insurance in force has benefitted from HARP and is still in force.

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

As noted above, in January 2013, the CFPB issued rules to implement laws requiring mortgage lenders to make ability-to-pay determinations prior to extending credit. We are uncertain whether this Bureau will issue any other rules or regulations that affect our business or the volume of low down payment home mortgage originations. Such rules and regulations could have a material adverse effect on our financial position or results of operations.

A decline in the volume of low down payment home mortgage originations could decrease demand for mortgage insurance, decrease our new insurance written and reduce our revenues. For other factors that could decrease the demand for mortgage insurance, see “— The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance” and “— The implementation of the Basel III capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance.”

Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.

As noted above, the FHA substantially increased its market share beginning in 2008 and beginning in 2011, that market share began to gradually decline. It is difficult to predict the FHA’s future market share due to, among other factors, different loan eligibility terms between the FHA and the GSEs, future increases in guarantee fees charged by the GSEs, changes to the FHA’s annual premiums, and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac.

In recent years, the level of competition within the private mortgage insurance industry has been intense as many large mortgage lenders reduced the number of private mortgage insurers with whom they do business. At the same time, consolidation among mortgage lenders has increased the share of the mortgage lending market held by large lenders. During 2011 and 2012, approximately 9% and 10%, respectively, of our new insurance written was for loans for which one lender was the original insured, although revenue from such loans was significantly less than 10% of our revenues during each of those periods. Our private mortgage insurance competitors include:

•	Genworth Mortgage Insurance Corporation,

•	United Guaranty Residential Insurance Company,

•	Radian Guaranty Inc.,

•	CMG Mortgage Insurance Company (whose owners have agreed to sell it to a worldwide insurer and reinsurer), and

•	Essent Guaranty, Inc.

Until 2010 the mortgage insurance industry had not had new entrants in many years. In 2010, Essent Guaranty, Inc. began writing new mortgage insurance. Essent has publicly reported that one of our customers, JPMorgan Chase, is one of its investors. During 2012, another new company, NMI Holdings Inc., raised $550 million in order to enter the mortgage insurance business. NMI Holdings has been approved as an eligible mortgage insurer by the GSEs and we believe that NMI Holdings expects to launch its business in the second quarter of 2013. In addition, in February 2013, a worldwide insurer and reinsurer with mortgage insurance operations in Europe announced that it was purchasing CMG Mortgage Insurance Company. The perceived increase in credit quality of loans that are being insured today, the deterioration of the financial strength ratings of the existing mortgage insurance companies and the possibility of a decrease in the FHA’s share of the mortgage insurance market may encourage additional new entrants.

PMI Mortgage Insurance Company and Republic Mortgage Insurance Company ceased writing business in 2011. Based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. Most of the market share of these two former competitors has gone to other mortgage insurers and not to us because, among other reasons, some competitors have materially lower premiums than we do on single premium policies, one of these competitors also uses a risk weighted pricing model that typically results in lower premiums than we charge on certain loans and several of these competitors have streamlined their underwriting to be closely aligned with that of the GSEs. We continuously monitor the competitive landscape and make adjustments to our pricing and underwriting guidelines as warranted.

Our relationships with our customers could be adversely affected by a variety of factors, including tightening of and adherence to our underwriting guidelines, which have resulted in our declining to insure some of the loans originated by our customers and rescission of coverage on loans that affect the customer. We have ongoing discussions with lenders who are significant customers regarding their objections to our rescissions. In the fourth quarter of 2009, Countrywide commenced litigation against us as a result of its dissatisfaction with our rescission practices shortly after Countrywide ceased doing business with us. See “— We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” for more information, including about the probable settlement of that litigation.

We believe many lenders assess a mortgage insurer’s financial strength rating and risk-to-capital ratio as important elements of the process through which they select mortgage insurers. As a result of MGIC’s and MIC’s less than investment grade financial strength ratings and MGIC’s risk-to-capital ratio level being above the maximum allowed by some jurisdictions, MGIC and MIC may be competitively disadvantaged with these lenders. MGIC’s financial strength rating from Moody’s is B2 with a negative outlook and from Standard & Poor’s is B- with a negative outlook. MIC’s financial strength rating from Moody’s is Ba3 with a negative outlook and from Standard & Poor’s is B- with a negative outlook. It is possible that MGIC’s financial strength ratings could decline from these levels. MGIC’s risk-to-capital ratio exceeds 25:1 and the applicable minimum capital requirement of certain states. We currently expect to continue to report a risk-to-capital ratio in excess of 25:1. Our risk-to-capital ratio will depend primarily on the level of incurred losses, any settlement with the IRS, and the volume of new risk written. Our incurred losses are dependent upon factors that make prediction of their amounts difficult and any forecasts are subject to significant volatility. Although we expect the risk-to-capital ratio to eventually decline, we cannot assure you of when, or if, this will occur. Conditions that could delay the decline in the risk-to-capital ratio include high unemployment rates, low cure rates, low housing values, changes to our current rescission practices, unfavorable resolution of ongoing legal proceedings and the volume of new insurance written in MIC.

Downturns in the domestic economy or declines in the value of borrowers’ homes from their value at the time their loans closed may result in more homeowners defaulting and our losses increasing.

Losses result from events that reduce a borrower’s ability to continue to make mortgage payments, such as unemployment, and whether the home of a borrower who defaults on his mortgage can be sold for an amount that will cover unpaid principal and interest and the expenses of the sale. In general, favorable economic conditions reduce the likelihood that borrowers will lack sufficient income to pay their mortgages and also favorably affect the value of homes, thereby reducing and in some cases even eliminating a loss from a mortgage default. A deterioration in economic conditions, including an increase in unemployment, generally increases the likelihood that borrowers will not have sufficient income to pay their mortgages and can also adversely affect housing values, which in turn can influence the willingness of borrowers with sufficient resources to make mortgage payments to do so when the mortgage balance exceeds the value of the home. Housing values may decline even absent a deterioration in economic conditions due to declines in demand for homes, which in turn may result from changes in buyers’ perceptions of the potential for future appreciation, restrictions on and the cost of mortgage credit due to more stringent underwriting standards, liquidity issues and risk-retention requirements associated with non-QRM loans affecting lenders, higher interest rates generally or changes to the deductibility of mortgage interest for income tax purposes, or other factors. The residential mortgage market in the United States has for some time experienced a variety of poor or worsening economic conditions, including a material nationwide decline in housing values, with declines continuing into early 2012 in a number of geographic areas. Although housing values have recently been increasing in certain markets, they generally remain significantly below their early 2007 levels. Changes in housing values and unemployment levels are inherently difficult to forecast given the uncertainty in the current market environment, including uncertainty about the effect of actions the federal government has taken and may take with respect to tax policies, mortgage finance programs and policies, and housing finance reform.

The mix of business we write also affects the likelihood of losses occurring.

Even when housing values are stable or rising, mortgages with certain characteristics have higher probabilities of claims. These characteristics include loans with loan-to-value ratios over 95% (or in certain markets that have experienced declining housing values, over 90%), FICO credit scores below 620, limited underwriting, including limited borrower documentation, or higher total debt-to-income ratios, as well as loans having combinations of higher risk factors. As of December 31, 2012, approximately 24.2% of our primary risk in force consisted of loans with loan-to-value ratios greater than 95%, 7.8% had FICO credit scores below 620, and 8.5% had limited underwriting, including limited borrower documentation, each attribute as determined at the time of loan origination. A material portion of these loans were written in 2005 — 2007 or the first quarter of 2008. In accordance with industry practice, loans approved by GSEs and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income are classified by us as “full documentation.” For additional information about such loans, see footnote 4 to the table titled “Default Statistics for the MGIC Book” in “ — Exposure to Catastrophic Loss; Defaults; Claims; Loss Mitigation — Defaults” Item 1.B. above.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 5% of the loans we insured in 2011 and fewer than 2% of the loans we insured in 2012. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guidelines or financial reserves slightly below our guidelines. While the debt-to-income ratio contained in our guidelines exceeds the general requirements of the Qualified Mortgage (“QM”) definition, it is within the underwriting guidelines of the GSEs. The rule containing the QM definition provides a temporary category of QMs that have more flexible underwriting requirements so long as they satisfy the general product feature requirements of QMs and so long as they meet the underwriting requirements of certain agencies, including the GSEs. For more information, see “— The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.” Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. As noted above in “— Competition or changes in our relationships with our customers could reduce our revenues or increase our losses,” in the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. Our underwriting guidelines are available on our website at http://www.mgic.com/underwriting/index.html.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy that limits our ability to rescind coverage on loans that meet the conditions in that endorsement, which is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012). Availability of the endorsement is subject to approval in specified jurisdictions. We estimate that approximately 33% of our new insurance written in the fourth quarter of 2012 and 41% of our new insurance written in December 2012, was written under this endorsement. We expect that eventually a significant portion of our new insurance written will have rescission terms equivalent to those in this endorsement.

As of December 31, 2012, approximately 2.2% of our primary risk in force written through the flow channel, and 27.5% of our primary risk in force written through the bulk channel, consisted of adjustable rate mortgages in which the initial interest rate may be adjusted during the five years after the mortgage closing (“ARMs”). In the current interest rate environment, interest rates resetting in the near future are unlikely to exceed the interest rates at origination. We classify as fixed rate loans adjustable rate mortgages in which the initial interest rate is fixed during the five years after the mortgage closing. If interest rates should rise between the time of origination of such loans and when their interest rates may be reset, claims on ARMs and adjustable rate mortgages whose interest rates may only be adjusted after five years would be substantially higher than for fixed rate loans. In addition, we have insured “interest-only” loans, which may also be ARMs, and loans with negative amortization features, such as pay option ARMs. We believe claim rates on these loans will be substantially higher than on loans without scheduled payment increases that are made to borrowers of comparable credit quality.

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

In January 2008, we announced that we had decided to stop writing the portion of our bulk business that insures loans included in Wall Street securitizations because the performance of such loans deteriorated materially in the fourth quarter of 2007 and this deterioration was materially worse than we experienced for loans insured through the flow channel or loans insured through the remainder of our bulk channel. As of December 31, 2007 we established a premium deficiency reserve of approximately $1.2 billion. As of December 31, 2012, the premium deficiency reserve was $74 million, which reflects the present value of expected future losses and expenses that exceeds the present value of expected future premium and already established loss reserves on these bulk transactions.

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

Our persistency rate was 79.8% at December 31, 2012, compared to 82.9% at December 31, 2011 and 84.4% at December 31, 2010. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

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

As noted above under “— Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis,” we may need to raise additional equity capital. Any future issuance of equity securities may substantially dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.

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

Our common stock could be delisted from the NYSE

The listing of our common stock on the New York Stock Exchange, or NYSE, is subject to compliance with NYSE’s continued listing standards. Among other things, those standards require that the average closing price of our common stock during any consecutive 30-day trading period not fall below $1.00. Although we have not failed this standard, on three trading days in August 2012, the closing price of our stock fell below $1.00. If we are notified by the NYSE that we have not satisfied this stock price standard, then we would have a period of time in which to cure the deficiency, such as by effecting a reverse stock split. The NYSE can also, in its discretion, discontinue listing our common stock under certain circumstances. For example, if we cease writing new insurance, our common stock could be delisted from the NYSE unless we cure the deficiency during the time provided by the NYSE. If the NYSE were to delist our common stock, it likely would result in a significant decline in the trading price, trading volume and liquidity of our common stock. We also expect that the suspension and delisting of our common stock would lead to decreases in analyst coverage and market-making activity relating to our common stock, as well as reduced information about trading prices and volume. As a result, it could become significantly more difficult for our shareholders to sell their shares of our common stock at prices comparable to those in effect prior to delisting or at all.

Our debt obligations materially exceed our holding company cash and investments

At December 31, 2012, we had approximately $315 million in cash and investments at our holding company and our holding company’s debt obligations were $835 million in par value, consisting of $100 million of Senior Notes due in November 2015, $345 million of Convertible Senior Notes due in 2017, and $390 million of Convertible Junior Debentures due in 2063. Annual debt service on the debt outstanding as of December 31, 2012, is $58 million, including approximately $35 million on the Convertible Junior Debentures for which we have deferred the interest that was scheduled to be paid on October 1, 2012. Any deferred interest compounds at the stated rate of 9%.

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. Our holding company has no material sources of cash inflows other than investment income. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2013, MGIC cannot pay any dividends to our holding company without approval from the OCI. In connection with the approval of MIC as an eligible mortgage insurer, Freddie Mac and Fannie Mae have imposed dividend restrictions on MGIC and MIC through December 31, 2013. Any additional capital contributions to our subsidiaries would further decrease our holding company cash and investments. See “Management’s Discussion and Analysis—Financial Condition” in Item 7 for information about capital that may be required by our non-insurance subsidiaries. See Note 8 – “Debt” to our consolidated financial statements for additional information about the holding company’s debt obligations, including restrictive covenants in our Senior Notes and our right to defer interest on our Convertible Junior Debentures.

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

The implementation of the Basel III capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance.

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

In December 2010, the Basel Committee released the nearly final version of Basel III. In June 2012, federal regulators requested public comments on proposed rules to implement Basel III. The proposed Basel III rules would increase the capital requirements of many banking organizations. Among other provisions, the proposed rules contain a range of risk weightings for residential mortgages held for investment by certain banking organizations, with the specific weighting dependent upon, among other things, a loan’s LTV. Unlike previous Basel rules, the proposed Basel III rules do not consider mortgage insurance when calculating a loan’s risk weighting. The rules, if implemented as proposed, may reduce the incentive of banking organizations to purchase mortgage insurance for loans held for investment. The proposed Basel III rules continue to afford FHA-insured loans and Ginnie Mae mortgage-backed securities (“MBS”) a lower risk weighting than Fannie Mae and Freddie Mac MBS. Therefore, with respect to capital requirements, FHA-insured loans will continue to have a competitive advantage over loans insured by private mortgage insurance and then sold to and securitized by the GSEs. Public comments to the proposed rules were due by October 22, 2012. It is uncertain what form the final rules will take. We are continuing to evaluate the potential effects of the proposed Basel III rules on our business.

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

At December 31, 2012, we leased office space in various cities throughout the United States under leases expiring between 2013 and 2017 and which required annual rental payments that in the aggregate are immaterial.

We own our headquarters facility and an additional office/warehouse facility, both located in Milwaukee, Wisconsin, which contain an aggregate of approximately 310,000 square feet of space.

Item 3.	Legal Proceedings.

Beginning in December 2011, MGIC, various mortgage lenders and various other mortgage insurers have been named as defendants in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Three of those cases have previously been dismissed; the last dismissal occurred on November 13, 2012 and was of a case filed in the U.S. District Court for the Eastern District of California. The complaints in all nine of the remaining cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated Real Estate Settlement Procedures Act (“RESPA”) by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. Following is a list of the remaining cases.

Date Filed	Court

12/09/2011	U.S. District Court for the Central District of CA
12/31/2011	U.S. District Court for the Eastern District of PA
04/05/2012	U.S. District Court for the Western District of PA
04/05/2012	U.S. District Court for the Eastern District of PA
05/18/2012	U.S. District Court for the Eastern District of PA
06/28/2012	U.S. District Court for the Middle District of PA
10/03/2012	U.S. District Court for the Central District of CA
12/06/2012	U.S. District Court for the Western District of PA
01/04/2013	U.S. District Court for the Eastern District of PA

In June 2012, we received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (“CFPB”) requiring additional information and documentation regarding captive mortgage reinsurance. We have met with, and expect to continue to meet with, the CFPB to discuss the CID and how to resolve its investigation. MGIC has also filed a petition to modify the CID which petition is currently pending. While we believe we would have strong defenses to any claims the CFPB might bring against us as a result of the investigation, we continue to work with the CFPB to try to resolve the investigation and any concerns that the CFPB may have about MGIC’s past and current captive reinsurance practices. If we cannot resolve the concerns of the CFPB, it is possible that the CFPB would assert various RESPA and possibly other claims against us.

In December 2009, Countrywide filed a complaint for declaratory relief in the Superior Court of the State of California in San Francisco against MGIC. In October 2011, the United States District Court for the Northern District of California, to which the case had been removed, entered an order staying the litigation in favor of the arbitration proceeding we commenced against Countrywide in February 2010. In these proceedings, Countrywide had alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to rescissions of insurance and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans. From January 1, 2008 through December 31, 2012, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with the mediation referred to below, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement. As of December 31, 2012, coverage on approximately 2,150 loans, representing total potential claim payments of approximately $160 million, that we had determined was rescindable was affected by our decision to suspend such rescissions.

We held a mediation to resolve this dispute and have made substantial progress in reaching a settlement agreement with Countrywide. While there can be no assurance that we will actually enter into a settlement agreement with Countrywide, we have determined that a settlement is probable. For the aggregate impact to loss reserves for this and another probable settlement agreement with another customer, see Note 20 - “Litigation and Contingencies” to our consolidated financial statements in Item 8.

MGIC and Freddie Mac disagreed on the amount of the aggregate loss limit under certain pool insurance policies (the “Disputed Policies”). On May 16, 2012, MGIC filed a lawsuit in U.S. District Court for the Eastern District of Wisconsin (the “Wisconsin Court”) against Freddie Mac and FHFA seeking declaratory relief regarding the proper interpretation of the pool insurance policies (“MGIC’s Lawsuit”). On May 17, 2012, Freddie Mac filed a lawsuit in the Virginia Court against MGIC effectively seeking declaratory judgment regarding the proper interpretation of the pool insurance policies and on June 14, 2012, FHFA was added as a plaintiff (“Freddie Mac’s Lawsuit”). On December 1, 2012, an Agreement of Settlement, Compromise and Release (the “Settlement Agreement”) between MGIC, Freddie Mac and the FHFA became effective, settling their dispute regarding the Disputed Policies. Under the Settlement Agreement, MGIC is to pay Freddie Mac a total of $267.5 million in satisfaction of all obligations under the Disputed Policies.  Of the total, $100 million was paid in December 2012, as required by the Settlement Agreement, and the remaining $167.5 million is to be paid in 48 equal installments that began on January 2, 2013.

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The IRS assessment related to the REMIC issue is $190.7 million in taxes and penalties. There would also be applicable interest which, when computed on the amount of the assessment, is substantial. Depending on the outcome of this matter, additional state income taxes along with any applicable interest may become due when a final resolution is reached and could also be substantial.

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million to the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS which we were not able to finalize. We currently expect to receive a statutory notice of deficiency (commonly referred to as a “90-day letter”) for the disputed amounts after the first quarter of 2013. We would then be required to litigate their validity in order to avoid payment to the IRS of the entire amount assessed. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital.

Five previously-filed purported class action complaints filed against us and several of our executive officers were consolidated in March 2009 in the United States District Court for the Eastern District of Wisconsin and Fulton County Employees’ Retirement System was appointed as the lead plaintiff. The lead plaintiff filed a Consolidated Class Action Complaint (the “Complaint”) in June 2009. Due in part to its length and structure, it is difficult to summarize briefly the allegations in the Complaint but it appears the allegations were that we and our officers named in the Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about (i) loss development in our insurance in force, and (ii) C-BASS (a former minority-owned, unconsolidated, joint venture investment), including its liquidity. The Complaint also named two officers of C-BASS with respect to the Complaints’ allegations regarding C-BASS. Our motion to dismiss the Complaint was granted in February 2010. In March 2010, plaintiffs filed a motion for leave to file an amended complaint. Attached to this motion was a proposed Amended Complaint (the “Amended Complaint”). The Amended Complaint alleged that we and two of our officers named in the Amended Complaint violated the federal securities laws by misrepresenting or failing to disclose material information about C-BASS, including its liquidity, and by failing to properly account for our investment in C-BASS. The Amended Complaint also named two officers of C-BASS with respect to the Amended Complaint’s allegations regarding C-BASS. The Complaint was dismissed and the motion to file the Amended Complaint was denied. These decisions were affirmed by the Appeals Court in April 2012. In early July 2012, the plaintiffs re-filed a motion with the District Court for relief from that court’s judgment of dismissal on the ground of newly discovered evidence consisting of transcripts the plaintiffs obtained of testimony taken by the Securities and Exchange Commission in its now-terminated investigation regarding C-BASS. On October 3, 2012, the District Court denied the July 2012 motion and the plaintiffs did not appeal.

In addition to the above litigation, we face other litigation, regulatory risks and disputes. For additional information about such other litigation and regulatory risks, you should review our risk factors titled “We are defendants in private and government litigation and are subject to the risk of additional private litigation, government litigation and regulatory proceedings in the future.”

Item 4.	Mine Safety Disclosures.

Not Applicable.

Executive Officers of the Registrant

Certain information with respect to our executive officers as of February 28, 2013 is set forth below:

Name and Age	Title
Curt S. Culver, 60	Chairman of the Board and Chief Executive Officer of MGIC Investment Corporation and MGIC; Director of MGIC Investment Corporation and MGIC

Patrick Sinks, 56	President and Chief Operating Officer of MGIC Investment Corporation and MGIC

J. Michael Lauer, 68	Executive Vice President and Chief Financial Officer of MGIC Investment Corporation and MGIC

Lawrence J. Pierzchalski, 60	Executive Vice President – Risk Management of MGIC

Jeffrey H. Lane, 63	Executive Vice President, General Counsel and Secretary of MGIC Investment Corporation and MGIC

James A. Karpowicz, 65	Senior Vice President–Chief Investment Officer and Treasurer of MGIC Investment Corporation and MGIC

Gregory A. Chi, 53	Senior Vice President–Information Services and Chief Information Officer of MGIC

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

Mr. Karpowicz has served as our and MGIC’s Senior Vice President–Chief Investment Officer and Treasurer since January 2005 and has been Treasurer since 1998. From 1986 to January 2005, he held various positions within MGIC’s investment operations organization, the last of which was Vice President. Mr. Karpowicz is expected to retire March 1, 2013.

Mr. Chi joined MGIC in February 2012 and has served as MGIC’s Senior Vice President–Information Services and Chief Information Officer since March 2012. Prior to joining MGIC, Mr. Chi had been Senior Vice President of Enterprise Delivery Services with SunTrust Bank since 2008. Prior to joining SunTrust, Mr. Chi had been Vice President, Information Technology Development Application with MetLife, Inc. since 2005.  Prior to that, Mr. Chi held various senior management positions in the financial services industry.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our Common Stock is listed on the New York Stock Exchange under the symbol “MTG.” The following table sets forth for 2012 and 2011 by calendar quarter the high and low sales prices of our Common Stock on the New York Stock Exchange.

	2012		2011
Quarter	High	Low	High	Low
First	$5.05	$3.59	$11.79	$7.74
Second	5.09	2.22	9.64	5.41
Third	3.08	0.84	6.82	1.59
Fourth	2.66	1.50	3.99	1.51

In October 2008, the Board suspended payment of our cash dividend. Accordingly, no cash dividends were paid in 2011 or 2012. The payment of future dividends is subject to the discretion of our Board and will depend on many factors, including our operating results, financial condition and capital position.  See Note 8, “Debt,” to our consolidated financial statements in Item 8 for dividend restrictions during interest deferral periods related to our Convertible Junior Debentures.  We are a holding company and the payment of dividends from our insurance subsidiaries is restricted by insurance regulations. For a discussion of these restrictions, see “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Item 7 of this annual report and Note 16, “Dividend Restrictions,” to our consolidated financial statements in Item 8.

As of February 15, 2013, the number of shareholders of record was 227. In addition, we estimate there are approximately 20,000 beneficial owners of shares held by brokers and fiduciaries.

Information regarding equity compensation plans is contained in Item 12.

(b) Not applicable.

(c) We did not repurchase any shares of Common Stock during the fourth quarter of 2012.

Item 6.	Selected Financial Data.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Summary of Operations	(In thousands, except per share data)
Revenues:
Net premiums written	$1,017,832	$1,064,380	$1,101,795	$1,243,027	$1,466,047

Net premiums earned	$1,033,170	$1,123,835	$1,168,747	$1,302,341	$1,393,180
Investment income, net	121,640	201,270	247,253	304,678	308,517
Realized investment gains (losses), net, including net impairment losses	195,409	142,715	92,937	51,934	(12,486)
Other revenue	28,145	36,459	11,588	49,573	32,315

Total revenues	1,378,364	1,504,279	1,520,525	1,708,526	1,721,526

Losses and expenses:
Losses incurred, net	2,067,253	1,714,707	1,607,541	3,379,444	3,071,501
Change in premium deficiency reserve	(61,036)	(44,150)	(51,347)	(261,150)	(756,505)
Underwriting and other expenses	201,447	214,750	225,142	239,612	271,314
Reinsurance fee	-	-	-	26,407	1,781
Interest expense	99,344	103,271	98,589	89,266	81,074

Total losses and expenses	2,307,008	1,988,578	1,879,925	3,473,579	2,669,165

Loss before tax and joint ventures	(928,644)	(484,299)	(359,400)	(1,765,053)	(947,639)
(Benefit from) provision for income taxes	(1,565)	1,593	4,335	(442,776)	(397,798)
Income from joint ventures, net of tax(1)	-	-	-	-	24,486

Net loss	$(927,079)	$(485,892)	$(363,735)	$(1,322,277)	$(525,355)

Weighted average common shares outstanding	201,892	201,019	176,406	124,209	113,962

Diluted loss per share	$(4.59)	$(2.42)	$(2.06)	$(10.65)	$(4.61)

Dividends per share	$-	$-	$-	$-	$0.075

Balance sheet data
Total investments	$4,230,275	$5,823,647	$7,458,282	$7,254,465	$7,045,536
Cash and cash equivalents	1,027,625	995,799	1,304,154	1,185,739	1,097,334
Total assets	5,574,324	7,216,230	9,333,642	9,404,419	9,146,734
Loss reserves	4,056,843	4,557,512	5,884,171	6,704,990	4,775,552
Premium deficiency reserve	73,781	134,817	178,967	193,186	454,336
Short- and long-term debt	99,910	170,515	376,329	377,098	698,446
Convertible senior notes	345,000	345,000	345,000	-	-
Convertible junior debentures	379,609	344,422	315,626	291,785	272,465
Shareholders’ equity	196,940	1,196,815	1,669,055	1,302,581	2,434,233
Book value per share	0.97	5.95	8.33	10.41	19.46

(1)
For many years ending in 2008, we had a significant investment in a less than majority owned joint venture, Sherman Financial Group LLC, or “Sherman.” In August 2008, we sold our entire interest in Sherman to Sherman.  Beginning in the fourth quarter of 2008, our results of operations are no longer affected by any joint venture results.

	Year Ended December 31,
	2012	2011	2010	2009	2008
New primary insurance written ($ millions)	$24,125	$14,234	$12,257	$19,942	$48,230
New primary risk written ($ millions)	5,949	3,525	2,944	4,149	11,669
New pool risk written ($ millions)	-	-	-	4	145

Insurance in force (at year-end) ($ millions)
Direct primary insurance	162,082	172,873	191,250	212,182	226,955
Direct primary risk	41,735	44,462	48,979	54,343	58,981
Direct pool risk
With aggregate loss limits	439	674	1,154	1,478	1,752
Without aggregate loss limits	879	1,177	1,532	1,951	2,521

Primary loans in default ratios
Policies in force	1,006,346	1,090,086	1,228,315	1,360,456	1,472,757
Loans in default	139,845	175,639	214,724	250,440	182,188
Percentage of loans in default	13.90%	16.11%	17.48%	18.41%	12.37%
Percentage of loans in default — bulk	32.10%	35.33%	37.36%	40.87%	32.64%

Insurance operating ratios (GAAP) (1)
Loss ratio	200.1%	152.6%	137.5%	259.5%	220.4%
Underwriting expense ratio	15.2%	16.0%	16.3%	15.1%	14.2%

Combined ratio	215.3%	168.6%	153.8%	274.6%	234.6%

Risk-to-capital ratio (statutory)
Mortgage Guaranty Insurance Corporation	44.7:1	20.3:1	19.8:1	19.4:1	12.9:1
MGIC Indemnity Corporation	1.2:1	-	-	-	-
Combined insurance companies	47.8:1	22.2:1	23.2:1	22.1:1	14.7:1

(1)
The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The expense ratio is the ratio, expressed as a percentage, of the combined insurance operations underwriting expenses to net premiums written.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Through our subsidiaries Mortgage Guaranty Insurance Corporation (“MGIC”) and MGIC Indemnity Corporation (“MIC”), we are the largest private mortgage insurer in the United States, as measured by $162.1 billion of primary insurance in force at December 31, 2012. For our rank based on new insurance written in 2012, see Item 1, “Our Products and Services—Sales and Marketing and Competition.”

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

Outlook

At this time, we are facing the following particularly significant challenges:

•
Whether we may continue to write insurance on new residential mortgage loans due to actions our regulators or the GSEs could take based upon our capital position or based upon their projections of future deterioration in our capital position. This challenge is discussed under Note 1 – “Nature of Business – Capital” to our consolidated financial statements in Item 8 and under “Capital” below.

•
Whether private mortgage insurance will remain a significant credit enhancement alternative for low down payment single family mortgages. A definition of “qualified residential mortgages” (“QRM”) that significantly impacts the volume of low down payment mortgages available to be insured or a possible restructuring or change in the charters of the GSEs could significantly affect our business. If final rules implementing Basel III do not consider mortgage insurance when calculating a loan’s risk weighting, the incentive for banking organizations to purchase mortgage insurance for loans held for investment may be reduced. For additional information about this challenge, see “Qualified Residential Mortgages” and “GSE Reform” below and our risk factor titled “The implementation of the Basel III capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance” in Item 1A.

Capital

Insurance regulators

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and 2012. While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1.

At December 31, 2012, MGIC’s risk-to-capital ratio was 44.7 to 1, exceeding the maximum allowed by many jurisdictions. We expect MGIC’s risk-to-capital ratio to increase above its December 31, 2012 level. At December 31, 2012, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 47.8 to 1.

Although MGIC does not meet the Capital Requirements of Wisconsin, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. See Note 1 – “Nature of Business – Capital” to our consolidated financial statements in Item 8 for a description of the OCI Order and other state waivers of capital requirements.

MGIC’s failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management.

As part of our longstanding plan to write new business in MIC, a direct subsidiary of MGIC, MGIC has made capital contributions to MIC. As of December 31, 2012, MIC had statutory capital of $448 million. In the third quarter of 2012, we began writing new mortgage insurance in MIC on the same policy terms as MGIC, in those jurisdictions where we did not have active waivers of Capital Requirements for MGIC. We project MIC can write 100% of our new insurance for at least five years if MGIC is unable to write new business. This projection is based on the 18:1 risk-to-capital limitation prescribed by Freddie Mac’s approval of MIC and assumes the mix and level of new insurance written in the future would be the same as we wrote in 2012. It also assumes MIC’s eligibility would extend throughout this period. Approximately 19% of new insurance written in 2011 and 2012 was from jurisdictions in which MIC is currently writing business. If we had to write substantially more of our business in MIC and our levels of new insurance written were to increase materially, MIC may require additional capital to stay below Freddie Mac’s prescribed risk-to-capital limit or a waiver of Freddie Mac’s risk-to-capital limitation may be required. See Note 1 – “Nature of Business – Capital” to our consolidated financial statements in Item 8 for a discussion of our approvals from the GSEs to utilize MIC.

GSEs

The GSEs have approved MGIC as an eligible mortgage insurer, under remediation plans, even though our insurer financial strength (IFS) rating is below the published GSE minimum.  The GSEs may change the requirements under our remediation plans or fail to renew, when they expire, their approvals of MIC as an eligible insurer.  These possibilities could result from changes imposed on the GSEs by their regulator or due to an actual or GSE-projected deterioration in our capital position. For additional information about this challenge see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements,” “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” and “We have reported losses for the last five years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability” in Item 1A.

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the FHA or another federal agency. In March 2011, federal regulators requested public comments on a proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. None of our new risk written in 2012 was on loans that qualify as QRMs under the March 2011 proposed rules.

The regulators also requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90% and higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% of our new risk written in 2012 was on loans that would have met the alternative QRM definition. The regulators also requested that the public comments include information that may be used to assess whether mortgage insurance reduces the risk of default. We submitted a comment letter, including studies to the effect that mortgage insurance reduces the risk of default. Under the proposed rule, because of the capital support provided by the U.S. Government, the GSEs satisfy the Dodd-Frank risk-retention requirements while they are in conservatorship. Therefore, under the proposed rule, lenders that originate loans that are sold to the GSEs while they are in conservatorship would not be required to retain risk associated with those loans. The public comment period for the proposed rule expired on August 1, 2011. At this time we do not know when a final rule will be issued, although it was not expected that the final QRM rule would be issued until the final rule defining Qualified Mortgages (QMs) (discussed below) was issued. The Consumer Financial Protection Bureau (“CFPB”) issued the final QM rule on January 10, 2013.

Depending on, among other things, (a) the final definition of QRM and its requirements for LTV, seller contributions and debt-to-income ratio, (b) to what extent, if any, the presence of mortgage insurance would allow for a higher LTV in the definition of QRM, and (c) whether lenders choose mortgage insurance for non-QRM loans, the amount of new insurance that we write may be materially adversely affected. For other factors that could decrease the demand for mortgage insurance, see our risk factors titled “If the volume of low down payment home mortgage originations declines, the amount of insurance that we write could decline, which would reduce our revenues” and “The implementation of the Basel III capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance” in Item 1A.

As noted above, on January 10, 2013, the CFPB issued the final rule defining QM, in order to implement laws requiring lenders to consider a borrower’s ability to repay a home loan before extending credit. The QM rule, which becomes effective in January 2014, prohibits loans with certain features, such as negative amortization, points and fees in excess of 3% of the loan amount, and terms exceeding 30 years, from being considered QMs. The rule also establishes general underwriting criteria for QMs including that a borrower have a total debt-to-income ratio of less than or equal to 43%. The rule provides a temporary category of QMs that have more flexible underwriting requirements so long as they satisfy the general product feature requirements of QMs and so long as they meet the underwriting requirements of the GSEs or those of the U.S. Department of Housing and Urban Development, Department of Veterans Affairs or Rural Housing Service (collectively, “Other Federal Agencies”). The temporary category of QMs that meet the underwriting requirements of the GSEs or the Other Federal Agencies will phase out when the GSEs or the Other Federal Agencies issue their own qualified mortgage rules, if the GSEs’ conservatorship ends, and in any case after seven years. We expect that most lenders will be reluctant to make loans that do not qualify as QMs because they will not be entitled to the presumptions about compliance with the ability-to-pay requirements. Given the credit characteristics presented to us, we estimate that 99% of our new risk written in 2012 was for mortgages that would have met the QM definition and 91% of our new risk written in 2012 was for mortgages that would have met the QM definition even without the temporary category allowed for mortgages that meet the GSEs’ underwriting requirements. In making these estimates, we have not considered the limitation on points and fees because the information is not available to us. We do not believe such limitation would materially affect the percentage of our new risk written meeting the QM definition. The QM rule is scheduled to become effective in January 2014.

GSE Reform

The FHFA is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market. In 2012, Members of Congress introduced several bills intended to scale back the GSEs, however, no legislation was enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses” in Item 1A.

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010, 2011 and 2012, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion, $1.8 billion and $1.2 billion, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Although the recent re-default rate has been lower, for internal reporting purposes, we assume approximately 50% of these modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 9,300 loans in our primary delinquent inventory at December 31, 2012 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through December 31, 2012 approximately 44,400 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2011 and 2012, approximately 18% and 17%, respectively, of our primary cures were the result of a modification, with HAMP accounting for approximately 70% of those modifications in each year. By comparison, in 2010, approximately 27% of our primary cures were the result of a modification, with HAMP accounting for approximately 60% of those modifications. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010. Recent announcements by the U.S. Treasury have extended the end date of the HAMP program through 2013, expanded the eligibility criteria of HAMP and increased lenders’ incentives to modify loans through principal forgiveness. Approximately 66% of the loans in our primary delinquent inventory are guaranteed by the GSEs. The GSEs have informed us that they already use expanded criteria (beyond the HAMP guidelines) for determining eligibility for loan modification and currently do not offer principal forgiveness. Therefore, we currently expect new loan modifications will continue to only modestly mitigate our losses in 2013.

In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”). HARP allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow the HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. To incent lenders to allow more current borrowers to refinance their loans, in October 2011, the GSEs and their regulator, FHFA, announced an expansion of HARP. The expansion includes, among other changes, releasing certain representations in certain circumstances benefitting the GSEs. We have agreed to allow these additional HARP refinances, including releasing the insured in certain circumstances from certain rescission rights we would have under our policy. While an expansion of HARP may result in fewer delinquent loans and claims in the future, our ability to rescind coverage will be limited in certain circumstances. We are unable to predict what net impact these changes may have on our incurred or paid losses. Approximately 11% of our primary insurance in force has benefitted from HARP and is still in force.

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

Premiums written and earned in a year are influenced by:

•
New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations. New insurance written does not include loans previously insured by us which are modified, such as loans modified under the Home Affordable Refinance Program.

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

Losses incurred are the current expense that reflects estimated payments that will ultimately be made as a result of delinquencies on insured loans. As explained under “Critical Accounting Policies” below, except in the case of a premium deficiency reserve, we recognize an estimate of this expense only for delinquent loans. Losses incurred are generally affected by:

•
The state of the economy, including unemployment and housing values, each of which affects the likelihood that loans will become delinquent and whether loans that are delinquent cure their delinquency. The level of new delinquencies has historically followed a seasonal pattern, with new delinquencies in the first part of the year lower than new delinquencies in the latter part of the year, though this pattern can be affected by the state of the economy and local housing markets.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at December 31, 2012 is comprised of $100.1 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below. At December 31, 2012, the convertible debentures are reflected as a liability on our consolidated balance sheet at the current amortized value of $379.6 million, with the unamortized discount reflected in equity.

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

Australia

We began international operations in Australia, where we started to write business in June 2007. Since 2008, we are no longer writing new business in Australia and we have reduced our headcount. At December 31, 2012 our equity value in our Australian operations was approximately $150 million and our risk in force in Australia was approximately $0.7 billion. In Australia, mortgage insurance is a single premium product that covers the entire loan balance.  As a result, our Australian risk in force represents the entire amount of the loans that we have insured. However, the mortgage insurance we provide only covers the unpaid loan balance after the sale of the underlying property.

Summary of 2012 Results

Our results of operations for 2012 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during 2012 decreased when compared to 2011.  The decrease was due to our lower average insurance in force as well as an increase in return premium on claims paid, somewhat offset by a decrease in premiums ceded to captives and a decrease in return premium due to a lower amount of rescissions.

•	Investment income

Investment income in 2012 was lower when compared to 2011 due to a decrease in our average invested assets as we continue to meet our claim obligations, as well as a decrease in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for 2012 included $197.7 million in net realized gains on the sale of fixed income investments, slightly offset by $2.3 million in other-than-temporary impairment (“OTTI”) losses. Net realized gains for 2011 included $143.4 million in net realized gains on the sale of fixed income investments, slightly offset by $0.7 million in OTTI losses. The gross unrealized gains on our investment portfolio were $46.8 million at December 31, 2012.

•	Other revenue

Other revenue for 2012 decreased compared to 2011 primarily due to a decrease in gains on the repurchase of Senior Notes, slightly offset by an increase in contract underwriting fees. We recognized gains of $17.8 million on repurchases in 2012, compared to gains of $27.7 million in 2011.

•	Losses incurred

Losses incurred for 2012 increased compared to 2011 primarily due to a $267.5 million settlement related to the Freddie Mac pool policy, approximately $100 million for probable rescission settlement agreements, and a larger increase in the claim rate as a result of lower cure rate trends, partially offset by a decrease in estimated severity. The primary default inventory decreased by 35,794 delinquencies in 2012, compared to a decrease of 39,085 in 2011. See Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8 for a discussion of our settlement with Freddie Mac as well as our probable settlement agreements.

•	Change in premium deficiency reserve

During 2012 the premium deficiency reserve on Wall Street bulk transactions declined by $61 million from $135 million, as of December 31, 2011, to $74 million as of December 31, 2012. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in net assumptions for 2012 is primarily related to higher estimated ultimate losses. The $74 million premium deficiency reserve as of December 31, 2012 reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves.

•	Underwriting and other expenses

Underwriting and other expenses for 2012 decreased when compared to 2011. The decrease primarily reflects our reduction in headcount.

•	Interest expense

Interest expense for 2012 decreased when compared to 2011. The decrease is primarily due to lower interest on our Senior Notes due to repayments and repurchases, partially offset by an increase in amortization on our junior debentures.

•	Benefit from income taxes

The effective tax rate benefit on our pre-tax loss was (0.2%) in 2012, compared to the effective tax rate provision of 0.3% in 2011. During those periods, the benefit from income taxes was eliminated or reduced by the recognition of a valuation allowance.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010

Total Primary NIW (In billions)	$24.1	$14.2	$12.3

Refinance volume as a % of primary NIW	36%	29%	32%

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

As discussed in Note 1 – “Nature of Business-Capital” to our consolidated financial statements, PMI and RMIC ceased writing business in 2011. Based on public disclosures, these competitors approximated slightly more than 20% of the private mortgage insurance industry volume in the first half of 2011. Most of the market share of these two former competitors has gone to other mortgage insurers and not to us because, among other reasons, some competitors have materially lower premiums than we do on single premium policies, one of these competitors also uses a risk weighted pricing model that typically results in lower premiums than we charge on certain loans and several of these competitors have streamlined their underwriting to be closely aligned with that of the GSEs. We continuously monitor the competitive landscape and make adjustments to our pricing and underwriting guidelines as warranted.

The FHA substantially increased its market share beginning in 2008, and beginning in 2011, that market share began to gradually decline. We believe that the FHA’s market share increased, in part, because private mortgage insurers tightened their underwriting guidelines (which led to increased utilization of the FHA’s programs) and because of increases in the amount of loan level delivery fees that the GSEs assess on loans (which result in higher costs to borrowers). In addition, federal legislation and programs provided the FHA with greater flexibility in establishing new products and increased the FHA’s competitive position against private mortgage insurers. We believe that the FHA’s current premium pricing, when compared to our current credit-tiered premium pricing (and considering the effects of GSE pricing changes), has allowed us to be more competitive with the FHA than in the recent past for loans with high FICO credit scores. We cannot predict, however, the FHA’s share of new insurance written in the future due to, among other factors, different loan eligibility terms between the FHA and the GSEs; future increases in guarantee fees charged by the GSEs; changes to the FHA’s annual premiums; and the total profitability that may be realized by mortgage lenders from securitizing loans through Ginnie Mae when compared to securitizing loans through Fannie Mae or Freddie Mac. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors in Item 1A.

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 5% of the loans we insured in 2011 and fewer than 2% of the loans we insured in 2012. A large percentage of the exceptions were made for loans with debt-to-income ratios slightly above our guidelines or financial reserves slightly below our guidelines. While the debt-to-income ratio contained in our guidelines exceeds the general requirements of the QM definition, it is within the underwriting guidelines of the GSEs. The rule containing the QM definition provides a temporary category of QMs that have more flexible underwriting requirements so long as they satisfy the general product feature requirements of QMs and so long as they meet the underwriting requirements of certain agencies, including the GSEs. For more information, see our risk factor titled “The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance” in Item 1A. Beginning in September 2009, we have made changes to our underwriting guidelines that have allowed certain loans to be eligible for insurance that were not eligible prior to those changes and we expect to continue to make changes in appropriate circumstances in the future. As noted in our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses,” in Item 1A, in the first quarter of 2012, we made changes to streamline our underwriting guidelines and lowered our premium rates on loans with credit scores of 760 or higher. Our underwriting guidelines are available on our website at http://www.mgic.com/underwriting/index.html

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). If a borrower makes payments for three years, our Gold Cert Endorsement limits our ability to rescind coverage except under certain circumstances, including where we prove the lender had knowledge of inaccurate information in the loan file. In addition, our Gold Cert Endorsement limits our ability to rescind on loans for which the borrower makes payments on time for one year with his own funds, if we are provided with certain documents shortly after we insure the loan and we fail to discover that the loan was ineligible for our insurance. We believe the limitations on our rights to rescind coverage under the Gold Cert Endorsement will materially reduce rescissions on such loans. Currently, less than 3% of our insurance in force was written under our Gold Cert Endorsement. However, we estimate that approximately 33% of our new insurance written in the fourth quarter of 2012, and 41% of our new insurance written in December 2012, was written under this endorsement.

The endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012). Availability of the endorsement is subject to approval in specified jurisdictions. We expect that eventually a significant portion of our new insurance written will have rescission terms equivalent to those in this endorsement. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors in Item 1A.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
	(In billions)

NIW	$24.1	$14.2	$12.3
Cancellations	(34.9)	(32.6)	(33.2)

Change in primary insurance in force	$(10.8)	$(18.4)	$(20.9)

Direct primary insurance in force as of December 31,	$162.1	$172.9	$191.3

Direct primary risk in force as of December 31,	$41.7	$44.5	$49.0

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

Our persistency rate was 79.8% at December 31, 2012 compared to 82.9% at December 31, 2011 and 84.4% at December 31, 2010. These persistency rates reflect the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant.  Wall Street bulk transactions, as of December 31, 2012, included approximately 70,000 loans with insurance in force of approximately $10.7 billion and risk in force of approximately $3.2 billion, which is approximately 72% of our bulk risk in force.

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

Our direct pool risk in force was $1.3 billion ($0.4 billion on pool policies with aggregate loss limits and $0.9 billion on pool policies without aggregate loss limits) at December 31, 2012 compared to $1.9 billion ($0.7 billion on pool policies with aggregate loss limits and $1.2 billion on pool policies without aggregate loss limits) at December 31, 2011. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

See Note 20 – “Litigation and Contingencies” for discussions regarding our settlement of the pool insurance dispute with Freddie Mac.

Net premiums written and earned

Net premiums written and earned during 2012 decreased when compared to 2011.  The decrease was due to our lower average insurance in force as well as an increase in return premium on claims paid, somewhat offset by a decrease in premiums ceded to captives and a decrease in return premium due to a lower amount of rescissions.

Net premiums written and earned during 2011 decreased when compared to 2010.  The decrease was due to our lower average insurance in force, somewhat offset by lower levels of premium refunds related to rescissions and the continued decline of premiums ceded to captives.

We expect our average insurance in force to continue to decline in 2013 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) for 2013 to decline slightly from the level experienced during 2012.

Risk sharing arrangements

For the year ended December 31, 2012, approximately 4% of our flow new insurance written was subject to arrangements with captives, compared to 5% for the year ended December 31, 2011. We expect the percentage of new insurance written subject to risk sharing arrangements to also approximate 4% in 2013.

Effective January 1, 2009, we are no longer ceding new business under excess of loss reinsurance treaties with lender captive reinsurers. Loans reinsured through December 31, 2008 under excess of loss agreements will run off pursuant to the terms of the particular captive arrangement. New business will continue to be ceded under quota share reinsurance arrangements, limited to a 25% cede rate. Beginning in 2009, many of our captive arrangements have either been terminated or placed into run-off. See Note 11 – “Reinsurance” to our consolidated financial statements in Item 8 for a description of these risk sharing arrangements and the related reinsurance recoverables.

We anticipate that our ceded premiums related to risk sharing agreements will continue to decline in 2013 for the reasons discussed above.

In 2012 the captive arrangements reduced our losses incurred by approximately $56 million, compared to a $65 million captive reduction in 2011. We anticipate that the reduction in losses incurred will continue to be lower in 2013, as some of our captive arrangements were terminated in 2011 and 2012 and many of the active captives have reached, or will reach in 2013, their maximum potential liability under the terms of the contracts. See our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future” in Item 1A for a discussion of requests or subpoenas for information regarding captive mortgage reinsurance arrangements.

Investment income

Investment income in 2012 was lower when compared to 2011 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in the average investment yield. Our average investment yield has declined as we have elected to realize gains in our investment portfolio as discussed under “Realized gains and other-than-temporary impairments” below. The average maturity of our investments has continued to decrease, as discussed under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 1.7% at December 31, 2012 and 2.8% at December 31, 2011.

We continue to expect a decline in investment income in 2013, compared to 2012, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Investment income for 2011 decreased when compared to 2010 due to a decrease in the average investment yield. The decrease in the average investment yield was caused both by decreases in prevailing interest rates and a decrease in the average maturity of our investments. The portfolio’s average pre-tax investment yield was 3.1% at December 31, 2010.

Realized gains and other-than-temporary impairments

Net realized gains for 2012 included $197.7 million in net realized gains on the sale of fixed income investments, slightly offset by $2.3 million in OTTI losses. Net realized gains for 2011 included $143.4 million in net realized gains on the sale of fixed income investments, slightly offset by $0.7 million in OTTI losses. We elected to realize these gains, by selling certain securities, given the favorable market conditions experienced in 2011 and 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce our investments in tax exempt municipal securities and increase our investments in taxable securities. For statutory purposes investments are generally held at amortized cost, therefore the realized gains increased our statutory policyholders’ position or statutory capital. The impairment losses recognized in 2012 and 2011 were primarily on our auction rate securities. The gross unrealized gains on our investment portfolio were $46.8 million at December 31, 2012.

We had net realized investment gains on the sale of fixed income investments of $102.6 million, offset by $9.6 million in OTTI losses in 2010. In 2010, we reduced our investments in tax exempt municipal securities and increased our investments in taxable securities since the tax benefits to holding tax exempt securities was no longer available. We also sold securities to decrease the duration of the portfolio to provide cash to meet our anticipated claim obligations. The impairment losses in 2010 included credit losses related to debt instruments issued by health facilities, an inflation linked bond and specific issuer auction rate securities.

Other revenue

Other revenue for 2012 decreased, when compared to 2011, due primarily to a decrease in gains recognized on debt repurchases, slightly offset by an increase in contract underwriting fees. We recognized $17.8 million of gains in 2012 on the repurchase of $70.9 million in par value of our 5.375% Senior Notes due in November 2015, compared to $27.7 million in gains recognized on the repurchase of $129.0 million in par value of our 5.375% Senior Notes in 2011.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance, and mitigation from rescissions being materially less than assumed. Our estimates are also affected by any agreements we enter into regarding claim payments, such as the settlement agreements discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

In addition, our loss reserving methodology incorporates the effects rescission activity is expected to have on the losses we will pay on our delinquent inventory. A variance between ultimate actual rescission rates and these estimates could materially affect our losses. See our risk factor titled “Our losses could increase if we do not prevail in proceedings challenging whether our rescissions were proper or rescission rates decrease faster than we are projecting” in Item 1A.

Our estimates could also be positively affected by efforts to assist current borrowers in refinancing to new loans, assisting delinquent borrowers in reducing their mortgage payments, and forestalling foreclosures.  If these benefits occur, we anticipate they will do so under non-HAMP programs. See discussion of HAMP under “Overview – Loan Modification and Other Similar Programs.”

Losses incurred

In 2012, net losses incurred were $2,067 million, comprised of $1,494 million of current year loss development and $573 million of unfavorable prior years’ loss development. In 2011, net losses incurred were $1,715 million, comprised of $1,814 million of current year loss development, offset by $99 million of favorable prior years’ loss development. In 2010, net losses incurred were $1,608 million, comprised of which $1,875 million of current year loss development, offset by $267 million of favorable prior years’ loss development.

See Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8 and under “Critical Accounting Policies” below for a discussion of our losses incurred and rescissions.

 Information about the composition of the primary insurance default inventory at December 31, 2012, 2011 and 2010 appears in the table below.

		December 31,
	2012	2011	2010

Total loans delinquent (1)	139,845	175,639	214,724
Percentage of loans delinquent (default rate)	13.90%	16.11%	17.48%

Prime loans delinquent (2)	90,270	112,403	134,787
Percentage of prime loans delinquent (default rate)	10.44%	12.20%	13.11%

A-minus loans delinquent (2)	20,884	25,989	31,566
Percent of A-minus loans delinquent (default rate)	32.92%	35.10%	36.69%

Subprime credit loans delinquent (2)	7,668	9,326	11,132
Percentage of subprime credit loans delinquent (default rate)	40.78%	43.60%	45.66%

Reduced documentation loans delinquent (3)	21,023	27,921	37,239
Percentage of reduced documentation loans delinquent (default rate)	35.23%	37.96%	41.66%

General Notes: (a) The FICO credit score for a loan with multiple borrowers is the lowest of the borrowers’ “decision FICO scores.” A borrower’s “decision FICO score” is determined as follows: if there are three FICO scores available, the middle FICO score is used; if two FICO scores are available, the lower of the two is used; if only one FICO score is available, it is used.

(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 9,054 defaults with a risk of $456 million as of December 31, 2012.

(1) At December 31, 2012, 2011 and 2010 25,282, 30,250 and 36,066 loans in default, respectively, related to Wall Street bulk transactions.

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

The primary and pool loss reserves at December 31, 2012, 2011 and 2010 appear in the table below.

Gross Reserves	December 31,
	2012	2011	2010

Primary:
Direct loss reserves (in millions)	$3,744	$4,249	$5,146
Ending default inventory	139,845	175,639	214,724
Average direct reserve per default	$26,771	$24,193	$23,966

Primary claims received inventory included in ending default inventory	11,731	12,610	20,898

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits	$120	$278	$700
Without aggregate loss limits	20	21	30
Reserves related to Freddie Mac settlement (2)	167	-	-
Total pool direct loss reserves	$307	$299	$730

Ending default inventory:
With aggregate loss limits	7,243	31,483	41,786
Without aggregate loss limits	1,351	1,488	1,543
Total pool ending default inventory	8,594	32,971	43,329

Pool claims received inventory included in ending default inventory	304	1,398	2,510

Other gross reserves (in millions)	$6	$10	$8

 (1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.

(2) See Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at December 31, 2012, 2011 and 2010 appears in the table below.

Losses by Region

Primary Default Inventory

Region	2012	2011	2010
Great Lakes	16,538	22,158	27,663
Mid-Atlantic	6,948	8,058	9,660
New England	6,160	6,913	7,702
North Central	16,367	20,860	24,192
Northeast	17,553	18,385	19,056
Pacific	13,235	18,381	25,438
Plains	4,126	5,462	7,045
South Central	15,418	21,035	28,984
Southeast	43,500	54,387	64,984
Total	139,845	175,639	214,724

Primary Loss Reserves
(In millions)

Region	2012	2011	2010
Great Lakes	$295	$348	$426
Mid-Atlantic	178	205	231
New England	144	149	174
North Central	445	454	495
Northeast	371	325	374
Pacific	599	750	886
Plains	69	84	107
South Central	301	413	555
Southeast	1,089	1,198	1,395
Total before IBNR and LAE	$3,491	$3,926	$4,643
IBNR and LAE	253	323	503
Total	$3,744	$4,249	$5,146

Regions contain the states as follows:
Great Lakes: IN, KY, MI, OH
Mid-Atlantic: DC, DE, MD, VA, WV
New England: CT, MA, ME, NH, RI, VT
North Central: IL, MN, MO, WI
Northeast: NJ, NY, PA
Pacific: CA, HI, NV, OR, WA
Plains: IA, ID, KS, MT, ND, NE, SD, WY
South Central: AK, AZ, CO, LA, NM, OK, TX, UT
Southeast: AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at December 31, 2012, 2011 and 2010 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)
	2012	2011	2010
Flow	$2,586	$2,820	$3,329
Bulk	905	1,106	1,314
Total primary reserves	$3,491	$3,926	$4,643

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2012 paid claims) for the years ended December 31, 2012, 2011 and 2010 appears in the table below.

Primary average claim paid

	2012	2011	2010
Florida	$57,181	$59,216	$61,290
California	87,305	85,205	88,761
Illinois	47,615	49,654	51,073
Arizona	54,758	55,503	57,925
Michigan	33,706	35,092	35,675
All other states	43,590	45,005	44,330

All states	$48,722	$49,887	$50,173

The primary average loan size of our insurance in force at December 31, 2012, 2011 and 2010 appears in the table below.

Primary average loan size
	2012	2011	2010
Total insurance in force	$161,060	$158,590	$155,700
Prime (FICO 620 & >)	162,450	158,870	155,050
A-Minus (FICO 575-619)	128,850	130,700	130,360
Subprime (FICO < 575)	119,630	121,130	117,410
Reduced doc (All FICOs)(1)	188,210	194,060	198,000

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at December 31, 2012, 2011 and 2010 for the top 5 states (based on 2012 paid claims) appears in the table below.

Primary average loan size
	2012	2011	2010
Florida	$171,884	$174,439	$174,203
California	281,288	284,034	283,459
Illinois	154,158	154,084	151,479
Arizona	181,912	182,705	184,508
Michigan	125,733	123,709	121,282
All other states	155,508	152,372	148,991

Information about net paid claims during the years ended December 31, 2012, 2011 and 2010 appears in the table below.

Net paid claims (In millions)
	2012	2011	2010
Prime (FICO 620 & >)	$1,558	$1,772	$1,400
A-Minus (FICO 575-619)	235	283	265
Subprime (FICO < 575)	65	70	77
Reduced doc (All FICOs)(1)	372	429	451
Pool (2)	334	480	177
Other	5	6	3
Direct losses paid	2,569	3,040	2,373
Reinsurance	(90)	(140)	(126)
Net losses paid	2,479	2,900	2,247
LAE	45	60	71
Net losses and LAE paid before terminations	2,524	2,960	2,318
Reinsurance terminations	(6)	(39)	(38)
Net losses and LAE paid	$2,518	$2,921	$2,280

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

(2) 2012 includes $100 million paid under the terms of the settlement with Freddie Mac as discussed under Note 20 - "Litigation and Contingencies" to our consolidated financial statements in Item 8.

Primary claims paid for the top 15 states (based on 2012 paid claims) and all other states for the years ended December 31, 2012, 2011 and 2010 appears in the table below.

Paid Claims by state (In millions)

	2012	2011	2010

Florida	$317	$303	$340
California	309	357	288
Illinois	144	101	91
Arizona	122	203	156
Michigan	110	138	130
Georgia	99	130	97
Nevada	88	134	95
Ohio	70	76	68
Texas	69	108	87
Washington	64	74	41
Minnesota	59	65	56
Wisconsin	50	46	36
North Carolina	48	40	38
Virginia	48	66	57
Maryland	47	51	50
All other states	586	662	563
	$2,230	$2,554	$2,193
Other (Pool, LAE, Reinsurance)	288	367	87
Net losses and LAE paid	$2,518	$2,921	$2,280

We believe paid claims, on a quarterly basis, peaked in the second quarter of 2011 and that the overall level of total paid claims will continue to decline, assuming recent foreclosure patterns continue.

The GSEs have introduced new short sale programs in 2012, which could result in claim payments being accelerated on more recent notices. While a short sale would likely result in the claim being received and paid sooner than would occur through a foreclosure the amount of the claim payment could be less. We do not know what the level of participation in these programs will be. In 2011 and 2012, our claim payments on default notices received in the current year have increased, in part, due to an increase in short sales. See Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8.

The primary default inventory for the top 15 states (based on 2012 paid claims) at December 31, 2012, 2011 and 2010 appears in the table below.

	2012	2011	2010
Florida	22,024	27,533	32,788
California	6,201	9,542	14,070
Illinois	9,313	11,420	12,548
Arizona	2,161	3,809	6,781
Michigan	4,808	7,269	10,278
Georgia	5,100	6,744	9,117
Nevada	2,053	3,001	4,729
Ohio	6,647	8,357	9,850
Texas	6,924	8,961	11,602
Washington	3,053	3,467	3,888
Minnesota	1,937	2,778	3,672
Wisconsin	3,086	3,945	4,519
North Carolina	3,956	4,929	5,641
Virginia	2,100	2,647	3,627
Maryland	3,486	3,869	4,264
All other states	56,996	67,368	77,350
	139,845	175,639	214,724

The primary default inventory at December 31, 2012, 2011 and 2010 separated between our flow and bulk business appears in the table below.

	2012	2011	2010
Flow	107,497	134,101	162,621
Bulk	32,348	41,538	52,103
	139,845	175,639	214,724

The flow default inventory by policy year at December 31, 2012, 2011 and 2010 appears in the table below.

Flow default inventory by policy year

Policy year:	2012	2011	2010
2002 and prior	9,157	12,006	14,914
2003	5,731	7,403	9,069
2004	8,142	10,116	12,077
2005	12,582	15,594	18,789
2006	18,257	23,078	28,284
2007	40,357	50,664	62,855
2008	11,914	14,247	16,059
2009	901	800	546
2010	264	168	28
2011	148	25	-
2012	44	-	-
	107,497	134,101	162,621

As of December 31, 2012, 26% of our primary insurance in force was written subsequent to December 31, 2009, 32% of our primary insurance in force was written subsequent to December 31, 2008, and 46% of our primary insurance in force was written subsequent to December 31, 2007. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. This premium deficiency reserve as of December 31, 2012, 2011 and 2010 was $74 million, $135 million and $179 million, respectively. The discount rate used in the calculation of the premium deficiency reserve at December 31, 2012, 2011 and 2010 was 1.3%, 2.3% and 2.5%, respectively.

See Note 10 – “Premium Deficiency Reserve” to our consolidated financial statements in Item 8 for a discussion of our premium deficiency reserve, as well as under “Critical Accounting Policies” below.

Underwriting and other expenses

Underwriting and other expenses for 2012 decreased when compared to 2011. The decrease primarily reflects our reduction in headcount.

 Underwriting and other expenses for 2011 decreased when compared to 2010. The decrease reflects our reductions in headcount as well as our lower contract underwriting volume.

Ratios

The table below presents our GAAP loss, expense and combined ratios for our combined insurance operations for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010

Loss ratio	200.1%	152.6%	137.5%
Underwriting expense ratio	15.2%	16.0%	16.3%
Combined ratio	215.3%	168.6%	153.8%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The increase in the loss ratio in 2012 compared to 2011, was due to an increase in losses incurred, as well as a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The decrease in the underwriting expense ratio in 2012 compared to 2011, was due to a decrease in underwriting and other expenses of the combined insurance operations, partially offset by a decrease in premiums written. The combined ratio is the sum of the loss ratio and the underwriting expense ratio.

The increase in the loss ratio in 2011, compared to 2010, was due to an increase in losses incurred, as well as a decrease in premiums earned. The decrease in the underwriting expense ratio in 2011, compared to 2010, was due to a decrease in underwriting and other expenses of the combined insurance operations, partially offset by a decrease in premiums written.

Interest expense

Interest expense for 2012 decreased when compared to 2011. The decrease is primarily due to lower interest on our Senior Notes due to repayments and repurchases, partially offset by an increase in amortization on our junior debentures.

Interest expense for 2011 increased when compared to 2010. The increase is due to the issuance of our 5% Convertible Senior Notes in April 2010 as well as an increase in amortization on our junior debentures, somewhat offset by lower interest on our Senior Notes due to repayments and repurchases.

Income taxes

The effective tax rate benefit on our pre-tax loss was (0.2%) in 2012 compared to the effective tax rate provision of 0.3%, and 1.2% in 2011, and 2010, respectively. During those periods, the benefit from income taxes was eliminated or reduced by the recognition of a valuation allowance.

See Note 14 – “Income Taxes” to our consolidated financial statements in Item 8 for a discussion of our tax position.

Financial Condition

At December 31, 2012 the total fair value of our investment portfolio was $4.2 billion. In addition, at December 31, 2012 our total assets included approximately $1.0 billion of cash and cash equivalents as shown on our consolidated balance sheet. At December 31, 2012, based on fair value, less than 1% of our fixed income securities were below investment grade securities. The percentage of investments rated BBB may continue to increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. Greater than 99% of our fixed income securities are readily marketable. The composition of ratings at December 31, 2012, 2011 and 2010 are shown in the table below.

Investment Portfolio Ratings

	December 31,
	2012	2011	2010

AAA	52%	37%	43%
AA	15%	26%	29%
A	22%	27%	23%
BBB	11%	10%	5%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

The ratings above are provided by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized.

Approximately 4% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment.  At December 31, 2012, less than 1% of our fixed income securities were relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At December 31, 2012, the modified duration of our fixed income investment portfolio was 2.5 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.5% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 6 – “Investments” to our consolidated financial statements in Item 8 for additional disclosure surrounding our investment portfolio.

At December 31, 2012, we had outstanding $100.1 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $80 million. At December 31, 2012, we also had $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $243 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, which at December 31, 2012 are reflected as a liability on our consolidated balance sheet at the current amortized value of $380 million, with the unamortized discount reflected in equity. The fair value of the convertible debentures was approximately $173 million at December 31, 2012. See Note 8 – “Debt” to our consolidated financial statements in Item 8 for additional disclosure on our debt.

See Note 14 – “Income Taxes” to our consolidated financial statements in Item 8 for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At December 31, 2012, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $43.0 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. These obligations have been primarily funded by contributions from our holding company and, in part, from the operations of the subsidiary. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs in previous years. Historically, a material portion of our new insurance written through the flow channel has involved loans for which that subsidiary provided contract underwriting services, including new insurance written between 2006 and 2008. Claims for remedies may be made a number of years after the underwriting work was performed. We believe the rescission of mortgage insurance coverage on loans for which the subsidiary provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, our subsidiary has experienced an increase in claims for contract underwriting remedies, which has continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. We expect to pay remedy claims in the next two years in amounts similar to what we have paid in recent years, and to fund these payments through capital contributions to MGIC and its affiliates from our holding company’s cash and investments.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	net premiums that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from captives (which is discussed in “Results of Consolidated Operations – Risk sharing arrangements” above).

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$100 million of 5.375% Senior Notes due in November 2015,

•	$345 million of Convertible Senior Notes due in May 2017,

•	$390 million of Convertible Junior Debentures due in April 2063,

•	interest on the foregoing debt instruments, including deferred interest on our convertible debentures, and

•	the other costs and operating expenses of our business.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the year ended December 31,
	2012	2011	2010
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(1,568,600)	$(1,883,851)	$(875,430)
Investing activities	1,653,533	1,754,217	(111,904)
Financing activities	(53,107)	(178,721)	1,105,749

Increase (decrease) in cash and cash equivalents	$31,826	$(308,355)	$118,415

Cash used in operating activities for 2012 was lower compared to 2011 primarily due to a decrease in losses paid, partially offset by a decrease in premiums collected. Cash used in operating activities for 2011 was higher compared to 2010 primarily due to an increase in losses paid as well as a decrease in premiums collected.

Cash provided by investing activities for 2012 was lower compared to 2011 but at a considerably high level for both periods as we elected to realize gains, by selling certain securities, given the favorable market conditions experienced in 2011 and 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce our investments in tax exempt municipal securities and increase our investments in taxable securities. Cash provided by investing activities for 2011 was significantly higher compared to 2010 due to the factors described above.

Cash used in financing activities for 2012 was lower compared to 2011, as we made less debt repurchases in 2012 than 2011. In 2012 we repurchased $70.9 million in par value of our 5.375% Senior Notes due in November 2015 at a cost of $53.1 million, compared to repurchases of $129 million in par value of our 5.375% Senior Notes in 2011 at a cost of $101.3 million. In 2011 we also repaid approximately $77 million in par value of senior notes that came due. Cash used in financing activities was higher in 2011 compared to 2010. In 2010 we received net proceeds from the public offering and sale of our common stock of approximately $772 million as well as net proceeds from our concurrent debt offering of approximately $334 million.

Debt at Our Holding Company and Holding Company Capital Resources

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2013, MGIC cannot pay any dividends to our holding company without approval from the OCI. In connection with the approval of MIC as an eligible mortgage insurer, Freddie Mac and Fannie Mae have imposed dividend restrictions on MGIC and MIC through December 31, 2013.

At December 31, 2012, we had approximately $315 million in cash and investments at our holding company.

As of December 31, 2012, our holding company’s debt obligations were $835 million in par value consisting of:

•	$100 million in par value of Senior Notes due in November 2015, with an annual interest cost of $5 million;

•	$345 million in par value of Convertible Senior Notes due in 2017, with an annual interest cost of $17 million; and

•	$390 million in par value of Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million

See Note 8 – “Debt” to our consolidated financial statements in Item 8 for additional information about this indebtedness, including restrictive covenants in our Senior Notes and our election to defer interest on our Convertible Junior Debentures. Any deferred interest compounds at the stated rate of 9%. The description in Note 8 - “Debt" to our consolidated financial statements in Item 8 is qualified in its entirety by the terms of the notes and debentures. The terms of our Senior Notes are contained in the Officer's Certficate, dated as of October 4, 2005, which specifies the interest rate, maturity date and other terms, and in the Indenture dated as of October 15, 2000, between us and the trustee, included as an exhibit to our Form 8-K filed with the SEC on October 19, 2000 (the "2000 Indenture"). The terms of our Convertible Senior Notes are contained in a Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on April 30, 2010, and in the 2000 Indenture. The terms of our Convertible Junior Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008.

Our holding company has no other material sources of cash inflows other than investment income. Furthermore, our holding company contributed $100 million in December 2012 and $200 million in December 2011 to support its insurance operations. Any further contributions to our insurance operations or other non-insurance affiliates would further decrease our holding company cash and investments. See discussion of our non-insurance contract underwriting services under “Financial Condition” above and in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8.

In the second quarter of 2012, we repurchased for cash approximately $70.9 million in par value of our 5.375% Senior Notes due in November 2015, at a cost of $53.1 million. We recognized $17.8 million in gains on the repurchases, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2012. In 2011, we repurchased for cash approximately $129.0 million in par value of our 5.375% Senior Notes due in November 2015, at a cost of $101.3 million. We recognized $27.7 million in gains on the repurchases, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2011. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities.  We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

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

The premium deficiency reserve discussed in Note 10 – “Premium Deficiency Reserve” to our consolidated financial statements in Item 8 is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses on our total in force book, so no deficiency is recorded on a statutory basis. On a GAAP basis, contingency loss reserves are not established and thus not considered when calculating premium deficiency reserve and policies are grouped based on how they are acquired, serviced and measured.

MGIC’s separate company risk-to-capital calculation appears in the table below.

	December 31,
	2012	2011
	(In millions, except ratio)

Risk in force - net (1)	$30,802	$31,769

Statutory policyholders' surplus	$689	$1,569
Statutory contingency reserve	-	-

Statutory policyholders' position	$689	$1,569

Risk-to-capital	44.7:1	20.3:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ risk-to-capital calculation appears in the table below.

	December 31,
	2012	2011
	(In millions, except ratio)

Risk in force - net (1)	$36,113	$36,805

Statutory policyholders' surplus	$749	$1,657
Statutory contingency reserve	6	4

Statutory policyholders' position	$755	$1,661

Risk-to-capital	47.8:1	22.2:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($6.5 billion at December 31, 2012 and $8.6 billion at December 31, 2011) and for which loss reserves have been established.

Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio.

For additional information regarding regulatory capital see Note 1 – “Nature of Business – Capital” to our consolidated financial statements in Item 8 as well as our risk factor titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” in item 1A.

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated B2 by Moody’s Investors Service with a negative outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is B- with a negative outlook. For further information about the importance of MGIC’s ratings, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements” in Item 1A.

The financial strength of MIC, a subsidiary of MGIC, is rated Ba3 by Moody’s Investors Service with a negative outlook. Standard & Poor’s Rating Services’ insurer financial strength rating of MIC is B- with a negative outlook. For further information about the importance of MIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A.

Contractual Obligations

     At December 31, 2012, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$2,717	$58	$216	$441	$2,002
Operating lease obligations	7	4	2	1	-
Tax obligations	18	-	-	18	-
Purchase obligations	2	1	1	-	-
Pension, SERP and other post-retirement benefit plans	174	11	27	31	105
Other long-term liabilities	4,057	2,104	1,601	352	-

Total	$6,975	$2,178	$1,847	$843	$2,107

Our long-term debt obligations at December 31, 2012 include, $100 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in May 2017 and $389.5 million in convertible debentures due in April 2063, including related interest, as discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8 and under “Liquidity and Capital Resources” above. The interest payment on our convertible debentures that was scheduled to be paid on October 1, 2012, but which we elected to defer as discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8, is included in the “More than 5 years” column in the table above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in Item 8. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 14 – “Income Taxes” to our consolidated financial statements in Item 8. Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 - “Benefit Plans” to our consolidated financial statements in Item 8 for discussion of expected benefit payments under our benefit plans.

Our other long-term liabilities represent the loss reserves established to recognize the liability for losses and loss adjustment expenses related to defaults on insured mortgage loans, as well as future payments required under the settlement agreement with Freddie Mac as discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8. The timing of the future claim payments associated with the established loss reserves was determined primarily based on two key assumptions: the length of time it takes for a notice of default to develop into a received claim and the length of time it takes for a received claim to be ultimately paid. The future claim payment periods are estimated based on historical experience, and could emerge significantly different than this estimate.  Due to the uncertainty regarding how certain factors, such as foreclosure moratoriums, servicing and court delays, failures by servicers to follow proper procedures in foreclosure proceedings, loan modifications, claims investigations and claim rescissions, will affect our future paid claims it has become even more difficult to estimate the amount and timing of future claim payments. Current conditions in the housing and mortgage industries make all of the assumptions discussed in this paragraph more volatile than they would otherwise be. See Note 9 – “Loss Reserves” to our consolidated financial statements in Item 8 and “-Critical Accounting Policies” below. In accordance with GAAP for the mortgage insurance industry, we establish loss reserves only for loans in default. Because our reserving method does not take account of the impact of future losses that could occur from loans that are not delinquent, our obligation for ultimate losses that we expect to occur under our policies in force at any period end is not reflected in our financial statements or in the table above.

Critical Accounting Policies

     We believe that the accounting policies described below involved significant judgments and estimates used in the preparation of our consolidated financial statements.

Loss reserves and premium deficiency reserves

Loss reserves

     Reserves are established for reported insurance losses and loss adjustment expenses based on when notices of default on insured mortgage loans are received. A default is defined as an insured loan with a mortgage payment that is 45 days or more past due. Reserves are also established for estimated losses incurred on notices of default not yet reported. Even though the accounting standard, Accounting Standards Codification (“ASC”) 944, regarding accounting and reporting by insurance entities specifically excluded mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default.

We establish reserves using estimated claim rates and claim amounts in estimating the ultimate loss. The liability for reinsurance assumed is based on information provided by the ceding companies.

The incurred but not reported, or IBNR,  reserves referred to above result from defaults occurring prior to the close of an accounting period, but which have not been reported to us. Consistent with reserves for reported defaults, IBNR reserves are established using estimated claim rates and claim amounts for the estimated number of defaults not reported. As of December 31, 2012 and 2011, we had IBNR reserves of approximately $180 million and $244 million, respectively.

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

In considering the potential sensitivity of the factors underlying our best estimate of loss reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on reserves and, correspondingly, on results of operations.  For example, a $1,000 change in the average severity reserve factor combined with a 1% change in the average claim rate reserve factor would change the reserve amount by approximately $152 million as of December 31, 2012.  Historically, it has not been uncommon for us to experience variability in the development of the loss reserves through the end of the following year at this level or higher, as shown by the historical development of our loss reserves in the table below:

	Losses incurred	Reserve at
	related to	end of
	prior years (1)	prior year
	(In thousands)
2012	$573,120	$4,557,512
2011	(99,328)	5,884,171
2010	(266,908)	6,704,990
2009	466,765	4,775,552
2008	387,104	2,642,479

(1)	A positive number for a prior year indicates a deficiency of loss reserves, and a negative number for a prior year indicates a redundancy of loss reserves.

See Note 9 - “Loss Reserves” to our consolidated financial statements in Item 8 for a discussion of recent loss development.

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the economy, including unemployment and local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance and mitigation from rescissions being materially less than assumed. Our estimates are also affected by any agreements we enter into regarding claim payments, such as the probable settlement agreements discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

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

As of December 31, 2012
Ever to Date Rescission Rates on Primary Claims Received
(based on count)

Quarter in Which the	ETD Rescission	ETD Claims Resolution
Claim was Received	Rate (1)	Percentage (2)

Q1 2011	13.3%	98.6%
Q2 2011	10.3%	97.5%
Q3 2011	7.9%	96.7%
Q4 2011	7.5%	96.1%
Q1 2012	6.1%	95.1%
Q2 2012	4.6%	93.9%

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

Note: As discussed in Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8 we have made substantial progress in reaching an agreement with Countrywide regarding rescissions. In connection with the Countrywide proceedings, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of December 31, 2012, coverage on approximately 2,150 loans, representing total potential claim payments of approximately $160 million, that we had determined was rescindable were affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. As of December 31, 2012, coverage on approximately 250 loans, representing total potential claims payments of approximately $17 million, were affected by our decision to suspend such rescissions for another customer for which we also consider settlement probable. See Note 20 – “Litigation and Contingencies” for a discussion of probable settlements. In addition, as of December 31, 2012, approximately 240 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than those for which we consider settlement probable, as defined in ASC 450-20. The decision to suspend these potential rescissions does not represent the only reason for the recent decline in the percentage of claims that have been resolved through rescissions and we continue to expect that our rescissions will continue to decline.

We anticipate that the ever-to-date rescission rate on the more recent quarters will increase as the ever-to-date resolution percentage moves closer to 100%.

For more information regarding rescissions, rescission settlements and related  legal proceedings, see Note 9 – “Loss Reserves” and Note 20 – “Litigation and Contingencies” to our consolidated financial statements in Item 8.

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

As is the case with our loss reserves, as discussed above, the severity of claims and claim rates, as well as persistency for the premium deficiency calculation, are likely to be affected by external events, including actual economic conditions, as well as future rescission activity. However, our estimation process does not include a correlation between these economic conditions and our assumptions because it is our experience that an analysis of that nature would not produce reliable results.  In considering the potential sensitivity of the factors underlying management’s best estimate of premium deficiency reserves, it is possible that even a relatively small change in estimated claim rate or a relatively small percentage change in estimated claim amount could have a significant impact on the premium deficiency reserve and, correspondingly, on our results of operations.  For example, a $1,000 change in the average severity combined with a 1% change in the average claim rate could change the Wall Street bulk premium deficiency reserve amount by approximately $62 million.  Additionally, a 5% change in the persistency of the underlying loans could change the Wall Street bulk premium deficiency reserve amount by approximately $13 million.  We do not anticipate changes in the discount rate will be significant enough as to result in material changes in the calculation.

Revenue recognition

     When a policy term ends, the primary mortgage insurance written by us is renewable at the insured’s option through continued payment of the premium in accordance with the schedule established at the inception of the policy term. We have no ability to reunderwrite or reprice these policies after issuance. Premiums written under policies having single and annual premium payments are initially deferred as unearned premium reserve and earned over the policy term. Premiums written on policies covering more than one year are amortized over the policy life in accordance with the expiration of risk which is the anticipated claim payment pattern based on historical experience. Premiums written on annual policies are earned on a monthly pro rata basis. Premiums written on monthly policies are earned as the monthly coverage is provided. When a policy is cancelled, all premium that is non-refundable is immediately earned. Any refundable premium is returned to the lender. Cancellations include rescissions and policies cancelled due to claim payment. When a policy is rescinded, all previously collected premium is returned to the lender and when a claim is paid we return any premium received since the date of default. The liability associated with our estimate of premium to be returned is accrued for separately and separate components of this liability are included in “Other liabilities” and “Premium deficiency reserves” on our consolidated balance sheet. Changes in these liabilities affect premiums written and earned and change in premium deficiency reserve, respectively. The actual return of premium affects premium written and earned. Policy cancellations also lower the persistency rate which is a variable used in calculating the rate of amortization of deferred policy acquisition costs discussed below.

     Fee income of our non-insurance subsidiaries is earned and recognized as the services are provided and the customer is obligated to pay.

Deferred insurance policy acquisition costs

     Costs directly associated with the successful acquisition of mortgage insurance policies, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs. Deferred insurance policy acquisition costs arising from each book of business are charged against revenue in the same proportion that the underwriting profit for the period of the charge bears to the total underwriting profit over the life of the policies. The underwriting profit and the life of the policies are estimated and are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development. Interest is accrued on the unamortized balance of deferred insurance policy acquisition costs.

Because our insurance premiums are earned over time, changes in persistency result in deferred insurance policy acquisition costs being amortized against revenue over a comparable period of time. At December 31, 2012, the persistency rate of our primary mortgage insurance was 79.8%, compared to 82.9% at December 31, 2011.  This change did not significantly affect the amortization of deferred insurance policy acquisition costs for the period ended December 31, 2012.  A 10% change in persistency would not have a material effect on the amortization of deferred insurance policy acquisition costs in the subsequent year.

If a premium deficiency exists, we reduce the related deferred insurance policy acquisition costs by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the deferred insurance policy acquisition costs balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Fair Value Measurements

For the years ended December 31, 2012, 2011 and 2010, we did not elect the fair value option for any financial instruments acquired for which the primary basis of accounting is not fair value.

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

Assets and liabilities classified as Level 3 are as follows:

•      Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities as observable inputs or value drivers are unavailable due to events described in Note 6 – “Investments” to our consolidated financial statements in Item 8. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2012 and 2011.  The DCF model is based on the following key assumptions.

•	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
•	Time to liquidity through December 31, 2013;
•	Continued receipt of contractual interest; and
•	Discount rates ranging from 16.87% to 18.35%, which include a spread for liquidity risk.

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

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During 2012, 2011 and 2010 we recognized OTTI losses in earnings of $2.3 million, $0.7 million and $9.6 million, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At December 31, 2012, the modified duration of our fixed income investment portfolio, including cash and cash equivalents, was 2.5 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 2.5% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 8.	Financial Statements and Supplementary Data.

     The following consolidated financial statements are filed pursuant to this Item 8:

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS	(In thousands)

Investment portfolio (notes 6 and 7):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2012 - $4,185,937; 2011 - $5,700,894)	$4,227,339	$5,820,900
Equity securities	2,936	2,747
Total investment portfolio	4,230,275	5,823,647

Cash and cash equivalents	1,027,625	995,799
Accrued investment income	27,243	55,666
Reinsurance recoverable on loss reserves (note 11)	104,848	154,607
Reinsurance recoverable on paid losses	15,605	19,891
Premiums receivable	67,828	71,073
Home office and equipment, net	27,190	28,145
Deferred insurance policy acquisition costs	11,245	7,505
Other assets	62,465	59,897
Total assets	$5,574,324	$7,216,230

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Loss reserves (notes 9 and 11)	$4,056,843	$4,557,512
Premium deficiency reserve (note 10)	73,781	134,817
Unearned premiums (note 11)	138,840	154,866
Senior notes (note 8)	99,910	170,515
Convertible senior notes (note 8)	345,000	345,000
Convertible junior debentures (note 8)	379,609	344,422
Other liabilities	283,401	312,283
Total liabilities	5,377,384	6,019,415

Contingencies (note 20)

Shareholders' equity (note 15):
Common stock (one dollar par value, shares authorized 680,000; shares issued 2012 and 2011 - 205,047; outstanding 2012 - 202,032; 2011 - 201,172)	205,047	205,047
Paid-in capital	1,135,296	1,135,821
Treasury stock (shares at cost 2012 - 3,015; 2011 - 3,875)	(104,959)	(162,542)
Accumulated other comprehensive (loss) income, net of tax (note 3)	(48,163)	30,124
Retained deficit	(990,281)	(11,635)
Total shareholders' equity	196,940	1,196,815
Total liabilities and shareholders' equity	$5,574,324	$7,216,230

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Premiums written:
Direct	$1,049,549	$1,119,182	$1,169,081
Assumed (note 11)	2,425	(4,898)	3,090
Ceded (note 11)	(34,142)	(49,904)	(70,376)
Net premiums written	1,017,832	1,064,380	1,101,795
Decrease in unearned premiums	15,338	59,455	66,952
Net premiums earned (note 11)	1,033,170	1,123,835	1,168,747

Investment income, net of expenses (note 6)	121,640	201,270	247,253
Realized investment gains, net (note 6)	197,719	143,430	102,581

Total other-than-temporary impairment losses	(2,310)	(715)	(9,644)
Portion of losses recognized in other comprehensive income (loss), before taxes (note 3)	-	-	-
Net impairment losses recognized in earnings	(2,310)	(715)	(9,644)

Other revenue	28,145	36,459	11,588
Total revenues	1,378,364	1,504,279	1,520,525

Losses and expenses:
Losses incurred, net (notes 9 and 11)	2,067,253	1,714,707	1,607,541
Change in premium deficiency reserve (note 10)	(61,036)	(44,150)	(51,347)
Amortization of deferred policy acquisition costs	7,452	6,880	7,062
Other underwriting and operating expenses, net	193,995	207,870	218,080
Interest expense (note 8)	99,344	103,271	98,589
Total losses and expenses	2,307,008	1,988,578	1,879,925
Loss before tax	(928,644)	(484,299)	(359,400)
(Benefit from) provision for income taxes (note 14)	(1,565)	1,593	4,335

Net loss	$(927,079)	$(485,892)	$(363,735)

Loss per share (note 3):
Basic	$(4.59)	$(2.42)	$(2.06)
Diluted	$(4.59)	$(2.42)	$(2.06)

Weighted average common shares outstanding - basic (note 3)	201,892	201,019	176,406

Weighted average common shares outstanding - diluted (note 3)	201,892	201,019	176,406

Dividends per share	$-	$-	$-

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)

Net Loss	$(927,079)	$(485,892)	$(363,735)

Other comprehensive income (loss), net of tax (note 3):

Unrealized holding (losses) gains for the period included in accumulated other comprehensive income (loss)	(12,646)	68,822	(7,534)

Less: net gains (losses) reclassified out of accumulated other comprehensive income (loss) into earnings for the period	66,013	47,765	61,540

Change in unrealized investment gains and losses (note 6)	(78,659)	21,057	(69,074)

Amortization related to benefit plans (note 13)	(1,221)	(12,862)	6,390

Foreign currency translation adjustment	1,593	(207)	10,665

Other comprehensive (loss) income, net of tax	(78,287)	7,988	(52,019)

Total comprehensive loss	$(1,005,366)	$(477,904)	$(415,754)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2010, 2011 and 2012

	Common stock	Paid-in capital	Treasury stock	Accumulated other comprehensive income (loss) (note 3)	Retained earnings/(deficit)
	(In thousands)
Balance, December 31, 2009	$130,163	$443,294	$(269,738)	$74,155	$924,707
Net loss					(363,735)
Change in unrealized investment gains and losses, net	-	-	-	(69,074)	-
Common stock shares issued (note 15)	74,884	697,492	-	-	-
Reissuance of treasury stock, net	-	(14,425)	47,106	-	(35,410)
Equity compensation	-	12,581	-	-	-
Defined benefit plan adjustments, net	-	-	-	6,390	-
Unrealized foreign currency translation adjustment, net	-	-	-	10,665	-

Balance, December 31, 2010	$205,047	$1,138,942	$(222,632)	$22,136	$525,562
Net loss					(485,892)
Change in unrealized investment gains and losses, net	-	-	-	21,057	-
Reissuance of treasury stock, net	-	(14,577)	60,090	-	(51,305)
Equity compensation	-	11,456	-	-	-
Defined benefit plan adjustments, net	-	-	-	(12,862)	-
Unrealized foreign currency translation adjustment, net	-	-	-	(207)	-

Balance, December 31, 2011	$205,047	$1,135,821	$(162,542)	$30,124	$(11,635)
Net loss	-	-	-	-	(927,079)
Change in unrealized investment gains and losses, net (note 6)	-	-	-	(78,659)	-
Reissuance of treasury stock, net (note 15)	-	(8,749)	57,583	-	(51,567)
Equity compensation (note 18)	-	8,224	-	-	-
Defined benefit plan adjustments, net (note 13)	-	-	-	(1,221)	-
Unrealized foreign currency translation adjustment, net	-	-	-	1,593	-

Balance, December 31, 2012	$205,047	$1,135,296	$(104,959)	$(48,163)	$(990,281)
See accompanying notes to consolidated financial statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(927,079)	$(485,892)	$(363,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	100,135	84,828	60,882
Deferred tax benefit	(34)	(738)	(75)
Realized investment gains, net	(197,719)	(143,430)	(102,581)
Net investment impairment losses	2,310	715	9,644
Gain on repurchase on senior notes	(17,775)	(27,688)	-
Other	(21,026)	(14,218)	(13,646)
Change in certain assets and liabilities:
Accrued investment income	28,423	14,639	9,523
Reinsurance recoverable on loss reserves	49,759	120,683	56,937
Reinsurance recoverable on paid losses	4,286	14,269	(24,863)
Premiums receivable	3,245	8,494	10,572
Deferred insurance policy acquisition costs	(3,740)	777	740
Real estate	(1,842)	4,599	(2,390)
Loss reserves	(500,669)	(1,326,659)	(820,819)
Premium deficiency reserve	(61,036)	(44,150)	(14,219)
Unearned premiums	(16,026)	(60,291)	(65,581)
Return premium	(11,700)	(28,300)	90,500
Income taxes payable (current)	1,888	(1,489)	293,681

Net cash used in operating activities	(1,568,600)	(1,883,851)	(875,430)

Cash flows from investing activities:
Investment purchases:
Equity securities	(132)	(126)	(156)
Fixed maturities	(5,025,204)	(4,393,471)	(5,225,794)
Proceeds from sale of:
Equity securities	-	504	-
Fixed maturities	5,216,934	4,742,213	4,287,312
Proceeds from maturity of fixed maturities	1,461,955	1,407,325	740,959
Repayment of note receivable from joint ventures	-	-	83,500
Net (decrease) increase in payable for securities	(20)	(2,228)	2,275
Net cash provided by (used in) investing activities	1,653,533	1,754,217	(111,904)

Cash flows from financing activities:
Repayment of long-term debt	(53,107)	(178,721)	(1,000)
Net proceeds from convertible senior notes	-	-	334,373
Common stock shares issued	-	-	772,376
Net cash (used in) provided by financing activities	(53,107)	(178,721)	1,105,749
Net increase (decrease) in cash and cash equivalents	31,826	(308,355)	118,415
Cash and cash equivalents at beginning of year	995,799	1,304,154	1,185,739
Cash and cash equivalents at end of year	$1,027,625	$995,799	$1,304,154

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

At December 31, 2012, our direct domestic primary insurance in force was $162.1 billion, which represents the principal balance in our records of all mortgage loans that we insure, and our direct domestic primary risk in force was $41.7 billion, which represents the insurance in force multiplied by the insurance coverage percentage. Our direct pool risk in force at December 31, 2012 was approximately $1.3 billion ($0.4 billion on pool policies with aggregate loss limits and $0.9 billion on pool policies without aggregate loss limits). Our risk in force in Australia at December 31, 2012 was approximately $680 million which represents the risk associated with 100% coverage on the insurance in force. The mortgage insurance we provided in Australia only covers the unpaid loan balance after the sale of the underlying property.

Capital

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of new insurance written in 2011 and 2012. While formulations of minimum capital vary among jurisdictions, the most common formulation allows for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

At December 31, 2012, MGIC’s risk-to-capital ratio was 44.7 to 1, exceeding the maximum allowed by many jurisdictions, and its policyholder position was $640 million below the required MPP of $1.2 billion. We expect MGIC’s risk-to-capital ratio to increase above its December 31, 2012 level. At December 31, 2012, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 47.8 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC or MIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC and MIC to write insurance with a higher coverage percentage than they could on their own under certain state-specific requirements.

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”), became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. At December 31, 2012, had MGIC calculated its net deferred tax assets based on the provisions of SSAP No. 101, no deferred tax assets would have been admitted. Pursuant to the permitted practice, deferred tax assets of approximately $63 million were included in statutory capital.

Although MGIC does not meet the Capital Requirements of Wisconsin, the OCI has waived them until December 31, 2013. In place of the Capital Requirements, the OCI Order containing the waiver of Capital Requirements (the “OCI Order”) provides that MGIC can write new business as long as it maintains regulatory capital that the OCI determines is reasonably in excess of a level that would constitute a financially hazardous condition. The OCI Order requires MGIC Investment Corporation, through the earlier of December 31, 2013 and the termination of the OCI Order (the “Covered Period”), to make cash equity contributions to MGIC as may be necessary so that its “Liquid Assets” are at least $1 billion (this portion of the OCI Order is referred to as the “Keepwell Provision”). “Liquid Assets,” which include those of MGIC as well as those held in certain of our subsidiaries, including our Australian subsidiaries, but excluding MIC and its reinsurance affiliates, are the sum of (i) the aggregate cash and cash equivalents, (ii) fair market value of investments and (iii) assets held in trusts supporting the obligations of captive mortgage reinsurers to MGIC. As of December 31, 2012, “Liquid Assets” were approximately $4.8 billion. Although we do not expect that MGIC’s Liquid Assets will fall below $1 billion during the Covered Period, we do expect the amount of Liquid Assets to continue to decline materially after December 31, 2012 and through the end of the Covered Period as MGIC’s claim payments and other uses of cash continue to exceed cash generated from operations. Factors that could negatively impact MGIC’s Liquid Assets are discussed throughout the financial statement footnotes.

The OCI, in its sole discretion, may modify, terminate or extend its waiver of Capital Requirements, although any modification or extension of the Keepwell Provision requires our written consent. If the OCI modifies or terminates its waiver, or if it fails to renew its waiver upon expiration, depending on the circumstances, MGIC could be prevented from writing new business in all jurisdictions if MGIC does not comply with the Capital Requirements. We cannot assure you that MGIC could obtain the additional capital necessary to comply with the Capital Requirements. At present, the amount of additional capital we would need to comply with the Capital Requirements would be substantial. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business. Furthermore, if the OCI revokes or fails to renew MGIC’s waiver, MIC’s ability to write new business would be severely limited because the GSEs’ approval of MIC (discussed below) is conditioned upon the continued effectiveness of the OCI Order.

MGIC applied for waivers in the other jurisdictions with Capital Requirements and, at this time, has active waivers from seven of them. MIC is writing new business in the jurisdictions where MGIC does not have active waivers. As a result, MGIC and MIC are collectively writing business on a nationwide basis.

Insurance departments, in their sole discretion, may modify, terminate or extend their waivers of Capital Requirements. If an insurance department other than the OCI modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, depending on the circumstances, MGIC could be prevented from writing new business in that particular jurisdiction. Also, depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in that jurisdiction. As discussed below, under certain conditions, this business would be written in MIC. Factors that could negatively impact MGIC’s statutory capital and compliance with Capital Requirements are discussed throughout the financial statement footnotes.

MGIC’s failure to meet the Capital Requirements to insure new business does not necessarily mean that MGIC does not have sufficient resources to pay claims on its insurance liabilities. While we believe that MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that the events that led to MGIC failing to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions. Factors that could negatively affect MGIC’s claims paying resources are discussed throughout the financial statement footnotes.

As part of our longstanding plan to write new business in MIC, a direct subsidiary of MGIC, MGIC has made capital contributions to MIC. As of December 31, 2012, MIC had statutory capital of $448 million. In the third quarter of 2012, we began writing new mortgage insurance in MIC on the same policy terms as MGIC, in those jurisdictions where we did not have active waivers of Capital Requirements for MGIC. In the second half of 2012, MIC’s new insurance written was $2.4 billion, which includes business from certain jurisdictions for which new insurance is again being written in MGIC after it received the necessary waivers. We project MIC can write 100% of our new insurance for at least five years if MGIC is unable to write new business. This projection is based on the 18:1 risk-to-capital limitation prescribed by Freddie Mac’s approval of MIC (discussed below) and assumes the mix and level of new insurance written in the future would be the same as we wrote in 2012. It also assumes MIC’s eligibility would extend throughout this period. We are currently writing new mortgage insurance in MIC in Florida, Idaho, Missouri, New Jersey, New York, North Carolina, Ohio and Puerto Rico. Approximately 19% of new insurance written in 2011 and 2012 was from jurisdictions in which MIC is currently writing business. If we had to write substantially more of our business in MIC and our levels of new insurance written were to increase materially, MIC may require additional capital to stay below Freddie Mac’s prescribed risk-to-capital limit or a waiver of Freddie Mac’s risk-to-capital limitation may be required. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from the GSEs and the OCI to write business in all of the jurisdictions that have not waived their Capital Requirements for MGIC.

Under an agreement in place with Fannie Mae, as amended November 30, 2012, MIC will be eligible to write mortgage insurance through December 31, 2013, in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and to obtain a waiver of them. MIC is also approved to write mortgage insurance for 60 days in jurisdictions that do not have Capital Requirements if a jurisdiction notifies MGIC that, due to its financial condition, it may no longer write new business. The agreement provides that Fannie Mae may, in its discretion, extend such approval to no later than December 31, 2013. The agreement with Fannie Mae contains certain conditions and restrictions to its continued effectiveness including the continued effectiveness of the OCI Order and the continued applicability of the Keepwell Provision of the OCI Order.

Under a letter from Freddie Mac that was amended and restated as of November 30, 2012, Freddie Mac approved MIC to write business only in those jurisdictions (other than Wisconsin) where either (a) MGIC is unable to write business because it does not meet the Capital Requirements and does not obtain waivers of them, or (b) MGIC received notice that it may not write business because of that jurisdiction’s view of MGIC’s financial condition. This approval of MIC, which may be withdrawn at any time, expires December 31, 2013, or earlier if a financial examination by the OCI determines that there is a reasonable probability that MGIC will be unable to honor claim obligations at any time in the five years after the examination, or if MGIC fails to honor claim payments. The approval from Freddie Mac, contains certain conditions and restrictions to its continued effectiveness, including requirements that MIC not exceed a risk-to-capital ratio of 18:1 (at December 31, 2012, MIC’s risk-to-capital ratio was 1.2 to 1); MGIC and MIC comply with all terms and conditions of the OCI Order; the OCI Order remain effective; we contribute $100 million to MGIC on or before December 3, 2012 (which we did); MGIC enter into and comply with the payment terms of the settlement agreement with Freddie Mac and the FHFA dated December 1, 2012 (for more information about the settlement agreement, see Note 20 – “Litigation and Contingencies”); the OCI issue the order described in the next paragraph (which it did); and MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC.

On November 29, 2012, the OCI issued an order, effective until December 31, 2013, establishing a procedure for MIC to pay a dividend to MGIC if either of the following two events occurs: (1) an OCI examination determines that there is a reasonable probability that MGIC will be unable to honor its policy obligations at any time during the five years after the examination, or (2) MGIC fails to honor its policy obligations that it in good faith believes are valid. If one of these events occurs, the OCI is to conduct a review (to be completed within 60 days after the triggering event) to determine the maximum single dividend MIC could prudently pay to MGIC for the benefit of MGIC’s policyholders, taking account of the interests of MIC’s policyholders and the general public and certain standards for dividends imposed by Wisconsin law. Upon the completion of the review, the OCI will authorize, and MIC will pay, such a dividend within 30 days.

We cannot assure you that the GSEs will approve or continue to approve MIC to write business in all jurisdictions in which MGIC is unable to do so. If one GSE does not approve MIC in all jurisdictions in which MGIC is unable to write new business, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business on a nationwide basis utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations.

See additional disclosure regarding statutory capital in Note 17 – “Statutory Capital.”

2.	Basis of Presentation

The accompanying financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”), as codified in the Accounting Standards Codification.  In accordance with GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Assets classified as Level 3 are as follows:

•
Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities primarily consist of auction rate securities for which observable inputs or value drivers are unavailable due to events described in Note 6 – “Investments.” Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2012 and 2011.  The DCF model for estimating the fair value of the auction rate securities as of December 31, 2012 is based on the following key assumptions:

•	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
•	Time to liquidity through December 31, 2013;
•	Continued receipt of contractual interest; and
•	Discount rates ranging from 16.87% to 18.35%, which include a spread for liquidity risk.

The spread for liquidity risk at December 31, 2012 increased significantly from September 30, 2012, due to our decision to consider offers from outside the auction process on our remaining two auction rate securities. These secondary market transactions have historically had a higher discount to par than transactions associated with the issuers or trustees.

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

Home office and equipment is shown net of accumulated depreciation of $51.3 million, $65.2 million and $62.9 million at December 31, 2012, 2011 and 2010, respectively. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $1.9 million, $2.3 million and $2.9 million, respectively.

Deferred Insurance Policy Acquisition Costs

Costs directly associated with the successful acquisition of mortgage insurance business, consisting of employee compensation and other policy issuance and underwriting expenses, are initially deferred and reported as deferred insurance policy acquisition costs ("DAC"). For each underwriting year of business, these costs are amortized to income in proportion to estimated gross profits over the estimated life of the policies.  We utilize anticipated investment income in our calculation. This includes accruing interest on the unamortized balance of DAC. The estimates for each underwriting year are reviewed quarterly and updated when necessary to reflect actual experience and any changes to key variables such as persistency or loss development.  If a premium deficiency exists, we reduce the related DAC by the amount of the deficiency or to zero through a charge to current period earnings. If the deficiency is more than the related DAC balance, we then establish a premium deficiency reserve equal to the excess, by means of a charge to current period earnings.

Loss Reserves

Reserves are established for reported insurance losses and loss adjustment expenses based on when we receive notices of default on insured mortgage loans. We define a default as an insured loan with a mortgage payment that is 45 days or more past due. Reserves are also established for estimated losses incurred on notices of default not yet reported to us. Even though the accounting standard, Accounting Standards Codification (“ASC”) 944, regarding accounting and reporting by insurance entities specifically excludes mortgage insurance from its guidance relating to loss reserves, we establish loss reserves using the general principles contained in the insurance standard. However, consistent with industry standards for mortgage insurers, we do not establish loss reserves for future claims on insured loans which are not currently in default. Loss reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity. Our loss estimates are established based upon historical experience, including rescission and loan modification activity. Adjustments to reserve estimates are reflected in the financial statements in the years in which the adjustments are made. The liability for reinsurance assumed is based on information provided by the ceding companies.

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

We offer both medical and dental benefits for retired domestic employees, their eligible spouses and dependents until the retiree reaches the age of 65. Under the plan retirees pay a premium for these benefits. We accrue the estimated costs of retiree medical and dental benefits over the period during which employees render the service that qualifies them for benefits. Historically benefits were generally funded as they were due, however beginning in 2009 some benefits have been paid from the fund. The cost to us has not been significant. (See Note 13 – “Benefit Plans.”)

Reinsurance

Loss reserves and unearned premiums are reported before taking credit for amounts ceded under reinsurance treaties.  Ceded loss reserves are reflected as "Reinsurance recoverable on loss reserves."  Ceded unearned premiums are included in “Other assets.” Amounts due from reinsurers on paid claims are reflected as “Reinsurance recoverable on paid losses.” Ceded premiums payable are included in “Other liabilities.” We remain liable for all reinsurance ceded.  (See Note 11 – “Reinsurance.”)

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

Earnings per Share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities (with non-forfeitable rights to dividends) of 1.1 million, 1.1 million and 1.8 million, respectively, for the years ended December 31, 2012, 2011 and 2010 because they were anti-dilutive due to our reported net loss.  Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations, then our diluted EPS is computed in the same manner as the basic EPS. In addition, if any common stock equivalents are anti-dilutive they are always excluded from the calculation. The following is a reconciliation of the weighted average number of shares; for the years ended December 31, 2012, 2011 and 2010, common stock equivalents of 61.7 million, 55.6 million and 47.4 million, respectively, were not included because they were anti-dilutive.

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)

Basic loss per share:

Average common shares outstanding	201,892	201,019	176,406

Net loss	$(927,079)	$(485,892)	$(363,735)

Basic loss per share	$(4.59)	$(2.42)	$(2.06)

Diluted loss per share:

Weighted-average shares - Basic	201,892	201,019	176,406
Common stock equivalents	-	-	-

Weighted-average shares - Diluted	201,892	201,019	176,406

Net loss	$(927,079)	$(485,892)	$(363,735)

Diluted loss per share	$(4.59)	$(2.42)	$(2.06)

Other Comprehensive Income

Our other comprehensive income for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(78,546)	$27,510	$(27,623)	$(78,659)

Amortization related to benefit plans	(1,221)	428	(428)	(1,221)

Unrealized foreign currency translation adjustment	2,452	(859)	-	1,593

Other comprehensive income (loss)	$(77,315)	$27,079	$(28,051)	$(78,287)

	2011
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$31,662	$(10,605)	$-	$21,057

Amortization related to benefit plans	(19,789)	6,927	-	(12,862)

Unrealized foreign currency translation adjustment	(318)	111	-	(207)

Other comprehensive income (loss)	$11,555	$(3,567)	$-	$7,988

	2010
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)
Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(71,308)	$27,220	$(24,986)	$(69,074)

Amortization related to benefit plans	6,390	(2,236)	2,236	6,390

Unrealized foreign currency translation adjustment	15,615	(5,479)	529	10,665

Other comprehensive income (loss)	$(49,303)	$19,505	$(22,221)	$(52,019)

See Note 14 – “Income Taxes” for a discussion of the valuation allowance.

Our total accumulated other comprehensive income was as follows:

	December 31,
	2012	2011
	(In thousands)

Unrealized gains (losses) on investments	$41,541	$120,087
Defined benefit plans	(71,804)	(70,582)
Foreign currency translation adjustment	32,747	30,294

Accumulated other comprehensive income, before tax	2,484	79,799

Tax effect (1)	(50,647)	(49,675)

Total accumulated other comprehensive (loss) income	$(48,163)	$30,124

(1)	Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

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

In June 2011, as amended in December 2011, new guidance was issued requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. Our disclosures reflect the requirements of this new guidance beginning with the first quarter of 2012. Other provisions of this guidance regarding reclassifications out of other comprehensive income were finalized in February 2013. We are currently evaluating these additional provisions and intend to meet the new requirements beginning in the first quarter of 2013.

In October 2010, new guidance was issued on accounting for costs associated with acquiring or renewing insurance contracts. The new guidance changed how insurance companies account for acquisition costs, particularly in determining what costs are deferrable. The new requirements were effective beginning in the first quarter of 2012 and we have adopted them prospectively. Under the new guidance in effect, for the year ended December 31, 2012, we deferred $9.2 million of acquisition costs. For the year ended December 31, 2011, we deferred $5.2 million in acquisition costs and under the new guidance we would have deferred $7.2 million of such costs. Acquisition costs are not deferred on a statutory accounting basis; therefore this new guidance has no impact on our statutory capital.

5.	Related Party Transactions

There were no related party transactions during 2012, 2011 or 2010.

6.	Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at December 31, 2012 and 2011 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$863,282	$3,040	$(71)	$866,251
Obligations of U.S. states and political subdivisions	795,935	16,965	(506)	812,394
Corporate debt securities (2)	1,792,646	15,470	(2,739)	1,805,377
Residential mortgage-backed securities	451,352	871	(1,314)	450,909
Commercial mortgage-backed securities	150,232	524	(414)	150,342
Debt securities issued by foreign sovereign governments	132,490	9,784	(208)	142,066
Total debt securities	4,185,937	46,654	(5,252)	4,227,339
Equity securities	2,797	139	-	2,936

Total investment portfolio	$4,188,734	$46,793	$(5,252)	$4,230,275

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011:	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$592,108	$4,965	$(36)	$597,037
Obligations of U.S. states and political subdivisions	2,255,192	74,918	(6,639)	2,323,471
Corporate debt securities (2)	2,007,720	32,750	(7,619)	2,032,851
Residential mortgage-backed securities	441,589	4,113	(285)	445,417
Commercial mortgage-backed securities	257,530	7,404	-	264,934
Debt securities issued by foreign sovereign governments	146,755	10,441	(6)	157,190
Total debt securities	5,700,894	134,591	(14,585)	5,820,900
Equity securities	2,666	82	(1)	2,747

Total investment portfolio	$5,703,560	$134,673	$(14,586)	$5,823,647

(1)	There were no other-than-temporary impairment losses recorded in other comprehensive income at December 31, 2012 and 2011.
(2)	Includes investments in corporate asset-backed securities with a fair value of $324 million and $199 million at December 31, 2012 and 2011, respectively.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. This portfolio is comprised of Australian government and semi government securities, representing 88% of the market value of our foreign investments with the remaining 11% invested in corporate securities and 1% in cash equivalents. The The Australian portfolio is rated AAA, by one or more of the following major rating agencies: Moody’s, Standard & Poor’s and Fitch Ratings.

The amortized cost and fair values of debt securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most auction rate and mortgage-backed securities provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
December 31, 2012	Cost	Value
	(In thousands)

Due in one year or less	$1,097,193	$1,099,383
Due after one year through five years	1,673,962	1,696,376
Due after five years through ten years	480,319	491,933
Due after ten years	315,765	321,282
	3,567,239	3,608,974

Residential mortgage-backed securities	451,352	450,909
Commercial mortgage-backed securities	150,232	150,342
Auction rate securities (1)	17,114	17,114

Total at December 31, 2012	$4,185,937	$4,227,339

(1) At December 31, 2012, 100% of auction rate securities had a contractual maturity greater than 10 years.

At December 31, 2012 and 2011, the investment portfolio had gross unrealized losses of $5.3 million and $14.6 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,094	$71	$-	$-	$24,094	$71
Obligations of U.S. states and political subdivisions	156,111	505	1,006	1	157,117	506
Corporate debt securities	310,440	2,737	3,353	2	313,793	2,739
Residential mortgage-backed securities	315,000	982	19,939	332	334,939	1,314
Commercial mortgage- backed securities	72,689	414	-	-	72,689	414
Debt securities issued by foreign sovereign governments	14,695	208	-	-	14,695	208
Total investment portfolio	$893,029	$4,917	$24,298	$335	$917,327	$5,252

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$78,546	$36	$-	$-	$78,546	$36
Obligations of U.S. states and political subdivisions	188,879	837	137,965	5,802	326,844	6,639
Corporate debt securities	689,396	6,709	28,174	910	717,570	7,619
Residential mortgage-backed securities	120,405	285	-	-	120,405	285
Debt securities issued by foreign sovereign governments	484	6	-	-	484	6
Equity securities	-	-	33	1	33	1
Total investment portfolio	$1,077,710	$7,873	$166,172	$6,713	$1,243,882	$14,586

The unrealized losses in all categories of our investments at December 31, 2012 were primarily caused by the difference in interest rates at December 31, 2012, compared to interest rates at the time of purchase. At December 31, 2011, the securities in an unrealized loss position for 12 months or greater are primarily auction rate securities (“ARS”) backed by student loans. See further discussion of these securities below. The unrealized losses in all categories of our investments were primarily caused by the difference in interest rates at December 31, 2011, compared to the interest rates at the time of purchase as well as the liquidity discount rate applied in our auction rate securities discounted cash flow model.

The fair value of our ARS backed by student loans was approximately $17 million and $170 million at December 31, 2012 and 2011, respectively. The two ARS we hold are collateralized by portfolios of student loans, both of which are ultimately 97% guaranteed by the United States Department of Education.  At December 31, 2012, our remaining ARS portfolio was 100% AAA/Aaa-rated by one or more of the major rating agencies.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During 2012 we recognized OTTI losses in earnings of $2.3 million, related to impairments on certain ARS, some of which were previously impaired in 2011. During 2011 we recognized OTTI losses in earnings of $0.7 million. During 2010 we recognized OTTI losses in earnings of $9.6 million. In 2010, our OTTI losses were primarily related to certain securities for which the expected cash flows are not sufficient to recover the amortized cost.

For the years ended December 31, 2012 and 2011, there were no credit losses recognized in earnings for which a portion of an OTTI loss was recognized in accumulated other comprehensive income (loss).

Net investment income is comprised of the following:

	2012	2011	2010
	(In thousands)

Fixed maturities	$122,886	$202,301	$236,734
Equity securities	200	330	315
Cash equivalents	333	496	1,526
Interest on Sherman note	-	-	10,796
Other	782	926	1,081

Investment income	124,201	204,053	250,452
Investment expenses	(2,561)	(2,783)	(3,199)

Net investment income	$121,640	$201,270	$247,253

The net realized investment gains (losses), including impairment losses, and change in net unrealized appreciation (depreciation) of investments are as follows:

	2012	2011	2010
	(In thousands)
Net realized investment gains (losses) on investments:
Fixed maturities	$195,652	$142,284	$93,017
Equity securities	487	330	151
Joint ventures	-	-	(466)
Other	(730)	101	235

Total net realized investment gains	$195,409	$142,715	$92,937

Change in net unrealized appreciation (depreciation):
Fixed maturities	$(78,604)	$31,576	$(71,304)
Equity securities	58	86	(4)
Other	-	-	-
Total change in net unrealized appreciation (depreciation)	$(78,546)	$31,662	$(71,308)

The gross realized gains, gross realized losses and impairment losses are as follows:

	2012	2011	2010
	(In thousands)

Gross realized gains	$213,827	$158,659	$119,325
Gross realized losses	(16,108)	(15,229)	(16,278)
Impairment losses	(2,310)	(715)	(9,644)

Net realized gains on securities	195,409	142,715	93,403

Loss from joint ventures	-	-	(466)
Total net realized gains	$195,409	$142,715	$92,937

We had $21.4 million and $22.3 million of investments on deposit with various states at December 31, 2012 and 2011, respectively, due to regulatory requirements of those state insurance departments.

7.	Fair Value Measurements

Fair value measurements for items measured at fair value included the following as of December 31, 2012 and 2011:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$866,251	$866,251	$-	$-
Obligations of U.S. states and political subdivisions	812,394	-	809,264	3,130
Corporate debt securities	1,805,377	-	1,788,263	17,114
Residential mortgage-backed securities	450,909	-	450,909	-
Commercial mortgage-backed securities	150,342	-	150,342	-
Debt securities issued by foreign sovereign governments	142,066	142,066	-	-
Total debt securities	4,227,339	1,008,317	3,198,778	20,244
Equity securities	2,936	2,615	-	321
Total investments	$4,230,275	$1,010,932	$3,198,778	$20,565
Real estate acquired (1)	$3,463	$-	$-	$3,463

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

December 31, 2011

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$597,037	$597,037	$-	$-
Obligations of U.S. states and political subdivisions	2,323,471	-	2,209,245	114,226
Corporate debt securities	2,032,851	1,455	1,971,168	60,228
Residential mortgage-backed securities	445,417	-	445,417	-
Commercial mortgage-backed securities	264,934	-	264,934	-
Debt securities issued by foreign sovereign governments	157,190	147,976	9,214	-
Total debt securities	5,820,900	746,468	4,899,978	174,454
Equity securities	2,747	2,426	-	321
Total investments	$5,823,647	$748,894	$4,899,978	$174,775
Real estate acquired (1)	$1,621	$-	$-	$1,621

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during 2012 or 2011.

For assets and liabilities measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the years ended December 31, 2012 and 2011 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621
Total realized/unrealized gains (losses):

Included in earnings and reported as realized investment gains (losses), net	(8,669)	(3,129)	-	(11,798)	-
Included in earnings and reported as net impairment losses recognized in earnings	-	(2,310)	-	(2,310)	-

Included in earnings and reported as losses incurred, net	-	-	-	-	(1,126)

Included in other comprehensive income	5,630	733	-	6,363	-

Purchases	27	-	-	27	11,991
Sales	(108,084)	(38,408)	-	(146,492)	(9,023)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463

Amount of total losses included in earnings for the year ended December 31, 2012 attributable to the change in unrealized losses on assets still held at December 31, 2012	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220
Total realized/unrealized gains (losses):

Included in earnings and reported as realized investment gains (losses), net	(7,883)	200	-	(7,683)	-
Included in earnings and reported as net impairment losses recognized in earnings	-	(662)	-	(662)	-

Included in earnings and reported as losses incurred, net	-	-	-	-	(371)

Included in other comprehensive income	6,894	637	-	7,531	-

Purchases	-	-	-	-	5,279
Sales	(180,475)	(10,000)	-	(190,475)	(9,507)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621

Amount of total losses included in earnings for the year ended December 31, 2011 attributable to the change in unrealized losses on assets still held at December 31, 2011	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2009	$370,341	$129,338	$321	$500,000	$3,830
Total realized/unrealized gains (losses):

Included in earnings and reported as realized investment gains (losses), net	-	(2,880)	-	(2,880)	-
Included in earnings and reported as net impairment losses recognized in earnings	-	(2,677)	-	(2,677)	-

Included in earnings and reported as losses incurred, net	-	-	-	-	(1,926)

Included in other comprehensive income	4,913	5,342	-	10,255	-

Purchases	-	-	-	-	15,606
Sales	(79,564)	(59,070)	-	(138,634)	(11,290)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at December 31, 2010	$295,690	$70,053	$321	$366,064	$6,220

Amount of total losses included in earnings for the year ended December 31, 2010 attributable to the change in unrealized losses on assets still held at December 31, 2010	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 6 – “Investments.” Fair value disclosures related to our debt are included in Note 8 – “Debt.”

8.	Debt

Senior Notes

At December 31, 2012 and 2011 we had outstanding $100.1 million and $171.0 million, respectively, of 5.375% Senior Notes due in November 2015. During 2012 we repurchased $70.9 million in par value of those Senior Notes. We recognized a gain on the repurchases of approximately $17.8 million, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2012. During 2011 we repurchased $129.0 million in par value of these same Senior Notes. We recognized a gain on the repurchases of approximately $27.7 million, which is included in other revenue on the Consolidated Statements of Operations for the year ended December 31, 2011. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at December 31, 2012.

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

Interest payments on the Senior Notes outstanding at the beginning of 2012 were $7.4 million and $14.9 million for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2011 we also had interest payments of $4.4 million related to Senior Notes repaid in 2011.

Convertible Senior Notes

At December 31, 2012 and 2011 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in 2017. Interest on the Convertible Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The Convertible Senior Notes will mature on May 1, 2017, unless earlier converted by the holders or repurchased by us. Covenants in the Convertible Senior Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Convertible Senior Notes.

If we fail to meet any of the covenants of the Convertible Senior Notes; there is a failure to pay when due at maturity, or a default results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; a final judgment for the payment of $40 million or more (excluding any amounts covered by insurance) is rendered against us or any of our subsidiaries which judgment is not discharged or stayed within certain time limits; or we fail to make a payment of principal on the Convertible Senior Notes when due or a payment of interest on the Convertible Senior Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the Convertible Senior Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of the Convertible Senior Notes would have the right to accelerate the maturity of those notes. In addition, the trustee of the Convertible Senior Notes could, independent of any action by holders, accelerate the maturity of the Convertible Senior Notes. The amounts we owe under the Convertible Senior Notes would also be accelerated upon certain bankruptcy or insolvency-related events involving our holding company or a Significant Subsidiary, including the failure to have dismissed or stayed a petition seeking relief under bankruptcy or insolvency laws or the consent of our holding company or a Significant Subsidiary to the appointment of an Insolvency Official for all or substantially all of their respective property. “Significant Subsidiary” is defined in Regulation S-X under the Securities Act of 1933 and is measured as of the most recently completed fiscal year. As of December 31, 2012, MGIC and MGIC Reinsurance Corporation of Wisconsin were our Significant Subsidiaries.

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

Interest payments on the Convertible Senior Notes were $17.3 million in each of the years ended December 31, 2012 and 2011.

Convertible Junior Subordinated Debentures

At December 31, 2012 and 2011 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At December 31, 2012 and 2011 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $379.6 million and $344.4 million, respectively, with the unamortized discount reflected in equity. The debentures rank junior to all of our existing and future senior indebtedness.

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

Interest payments on the debentures were $17.5 million for the year ended December 31, 2012 and $35.1 million for the year ended December 31, 2011.

All debt

The par value and fair value of our debt at December 31, 2012 and 2011 appears in the table below.

	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2012
Liabilities:
Senior Notes	$100,118	$79,594	$79,594	$-	$-
Convertible Senior Notes	345,000	242,880	242,880	-	-
Convertible Junior Subordinated Debentures	389,522	173,096	-	173,096	-
Total Debt	$834,640	$495,570	$322,474	$173,096	$-

December 31, 2011
Liabilities:
Senior Notes	$171,000	$116,708	$116,708	$-	$-
Convertible Senior Notes	345,000	202,256	202,256	-	-
Convertible Junior Subordinated Debentures	389,522	189,648	-	189,648	-
Total Debt	$905,522	$508,612	$318,964	$189,648	$-

The fair value of our Senior Notes and Convertible Senior Notes was determined using publicly available trade information and are considered Level 1 securities as described in Note 7 – “Fair Value Measurements.” The fair value of our debentures was determined using available pricing for these debentures or similar instruments and are considered Level 2 securities as described in Note 7 – “Fair Value Measurements.”

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At December 31, 2012, we had approximately $315 million in cash and investments at our holding company. The net unrealized gains on our holding company investment portfolio were approximately $2 million at December 31, 2012. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 2.2 years at December 31, 2012.

9.	Loss Reserves

As described in Note 3 – “Summary of Significant Accounting Policies,” we establish reserves to recognize the estimated liability for losses and loss adjustment expenses related to defaults on insured mortgage loans. Loss reserves are established by estimating the number of loans in our inventory of delinquent loans that will result in a claim payment, which is referred to as the claim rate, and further estimating the amount of the claim payment, which is referred to as claim severity.

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment, and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance, and mitigation from rescissions being materially less than assumed. Changes to our estimates could result in a material impact to our results of operations and capital position, even in a stable economic environment.

The following table provides a reconciliation of beginning and ending loss reserves for each of the past three years:

	2012	2011	2010
	(In thousands)

Reserve at beginning of year	$4,557,512	$5,884,171	$6,704,990
Less reinsurance recoverable	154,607	275,290	332,227
Net reserve at beginning of year (1)	4,402,905	5,608,881	6,372,763
Adjustment to reserves (2)	-	-	(92,000)
Adjusted beginning reserves	4,402,905	5,608,881	6,280,763

Losses incurred:
Losses and LAE incurred in respect of default notices received in:
Current year	1,494,133	1,814,035	1,874,449
Prior years (3)	573,120	(99,328)	(266,908)
Subtotal (4)	2,067,253	1,714,707	1,607,541

Losses paid:
Losses and LAE paid in respect of default notices received in:
Current year	134,509	121,383	60,897
Prior years (5)	2,389,985	2,838,069	2,256,206
Reinsurance terminations (6)	(6,331)	(38,769)	(37,680)
Subtotal (7)	2,518,163	2,920,683	2,279,423
Net reserve at end of year (8)	3,951,995	4,402,905	5,608,881
Plus reinsurance recoverables	104,848	154,607	275,290

Reserve at end of year	$4,056,843	$4,557,512	$5,884,171

(1)	At December 31, 2011, 2010 and 2009 the estimated reduction in loss reserves related to rescissions approximated $0.7 billion, $1.3 billion and $2.1 billion, respectively.
(2)
In periods prior to 2010 an estimate of premium to be refunded in conjunction with claim payments was included in Loss Reserves. In 2010, we separately stated portions of this liability in Other liabilities and Premium deficiency reserve on the consolidated balance sheet.

(3)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves. See table below regarding prior year loss development.

(4)
Our estimated rescissions were reduced by approximately $0.2 billion in 2012 due to our probable settlement agreements (See Note 20 – “Litigation and Contingencies”), other rescissions had no significant impact on our losses incurred in 2012. Rescissions mitigated our incurred losses by an estimated $0.2 billion in 2010. Rescissions did not have a significant impact on incurred losses in 2011.

(5)	In 2012, includes $0.1 billion payment under the Freddie Mac settlement agreement (See Note 20 – “Litigation and Contingencies”).
(6)
In a termination, the reinsurance agreement is cancelled, with no future premium ceded and funds for any incurred but unpaid losses transferred to us. The transferred funds result in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in net losses paid (reduction to losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred. (See Note 11 – “Reinsurance”)

(7)
Rescissions mitigated our paid losses by an estimated $0.3 billion, $0.6 billion and $1.0 billion in 2012, 2011 and 2010, respectively, which excludes amounts that may have been applied to a deductible.

(8)	At December 31, 2012, 2011 and 2010 the estimated reduction in loss reserves related to rescissions approximated $0.2 billion, $0.7 billion and $1.3 billion, respectively.

The “Losses incurred” section of the table above shows losses incurred on default notices received in the current year and in prior years.  The amount of losses incurred relating to default notices received in the current year represents the estimated amount to be ultimately paid on such default notices.  The amount of losses incurred relating to default notices received in prior years represents the actual claim rate and severity associated with those defaults notices resolved in the current year differing from the estimated liability at the prior year-end, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year.  This re-estimation of the estimated claim rate and estimated severity is the result of our review of current trends in the default inventory, such as percentages of defaults that have resulted in a claim, the amount of the claims, changes in the relative level of defaults by geography and changes in average loan exposure.

Losses incurred on default notices received in the current year decreased in 2012 compared to 2011, and in 2011 compared to 2010, primarily due to a decrease in the number of new default notices received, net of cures. These factors were somewhat offset by a smaller benefit from captive arrangements.

The prior year development of the reserves in 2012, 2011 and 2010 is reflected in the table below.

	2012	2011	2010
	(In millions)
Prior year loss development:

Pool policy settlement (1)	$267	$-	$-

Estimated probable rescission settlements (1)	100	-	-

Increase (decrease) in estimated claim rate on primary defaults	260	200	(432)
Decrease in estimated severity on primary defaults	(70)	(165)	-
Change in estimates related to pool reserves, LAE reserves and reinsurance (2)	16	(134)	165
Total prior year loss development	$573	$(99)	$(267)

(1)	See Note 20 - "Litigation and Contingencies" for a discussion of our settlement with Freddie Mac and our probable settlements regarding rescissions.

(2)	Includes approximately ($114) million related to LAE reserves in 2011 and approximately $185 million related to pool reserves in 2010.

The increase (decrease) in the claim rate was based on the resolution of approximately 55%, 57% and 55% in 2012, 2011 and 2010, respectively of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. In addition, during 2012, lower estimated rescission rates, as well as our experience on defaults that are 12 months or more delinquent have increased our estimate of the claim rate. In 2010, our estimated claim rates decreased due to greater cures experienced, a portion of which resulted from loan modifications. The decrease in the estimated severity in 2012 and 2011 was based on the resolution of the prior year default inventory. The decrease in estimated loss adjustment expense in 2011was based on recent historical trends in the costs associated with resolving a claim.  In 2010, the increase in estimated pool severity was based on the resolution of defaults that occurred in prior periods with higher claim amounts, which in part, were applied to remaining deductibles on certain pool policies.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year, claims paid on default notices received in prior years and the decrease in losses paid related to terminated reinsurance agreements as noted in footnote (6) of the table above. It has historically taken, prior to the last few years, on average, approximately twelve months for a default which is not cured to develop into a paid claim, therefore, most losses paid relate to default notices received in prior years. Due to a combination of reasons that had slowed the rate at which claims are received and paid, including foreclosure moratoriums and suspensions, servicing delays, court delays, loan modifications, our fraud investigations and our claim rescissions and denials for misrepresentation, it is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims. In 2012 and 2011, we experienced an increase in claims paid on default notices received in the current year due to fewer claim investigations and an increase in short sales.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at December 31, 2012 and 2011 and approximated $134 million and $114 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. (See Note 3 – “Summary of Significant Accounting Policies – Revenue Recognition”)

A rollforward of our primary default inventory for the years ended December 31, 2012, 2011 and 2010 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	2012	2011	2010

Default inventory at beginning of period	175,639	214,724	250,440
New Notices	133,232	169,305	205,069
Cures	(120,248)	(149,643)	(183,017)
Paids (including those charged to a deductible or captive)	(45,741)	(51,138)	(43,826)
Rescissions and denials	(3,037)	(7,609)	(13,942)
Default inventory at end of period	139,845	175,639	214,724

Pool insurance notice inventory decreased from 32,971 at December 31, 2011 to 8,594 at December 31, 2012. During the third quarter of 2012, approximately 15,600 pool notices were removed from the pool notice inventory due to the exhaustion of the aggregate loss on a pool policy we have with Freddie Mac. See Note 20 – “Litigation and Contingencies” for a discussion of our settlement with Freddie Mac regarding this pool policy. The pool insurance notice inventory was 43,329 at December 31, 2010.

The decrease in the primary default inventory experienced during 2012 and 2011 was generally across all markets and all book years. However the percentage of loans in the inventory that have been in default for 12 or more consecutive months has increased, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim.

Aging of the Primary Default Inventory

	December 31,		December 31,		December 31,
	2012		2011		2010

Consecutive months in default
3 months or less	23,282	17%	31,456	18%	37,640	18%
4 - 11 months	34,688	25%	46,352	26%	58,701	27%
12 months or more	81,875	58%	97,831	56%	118,383	55%

Total primary default inventory	139,845	100%	175,639	100%	214,724	100%

Primary claims received inventory included in ending default inventory (1)	11,731	8%	12,610	7%	20,898	10%

 (1) Our claims received inventory includes suspended rescissions as discussed in Note 20 – “Litigation and Contingencies”. In connection with the Countrywide proceedings, we have voluntarily suspended rescissions of coverage related to loans that we believe could be included in a potential resolution. As of December 31, 2012, coverage on approximately 2,150 loans, representing total potential claim payments of approximately $160 million, that we had determined was rescindable were affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. As of December 31, 2012, coverage on approximately 250 loans, representing total potential claim payments of approximately $17 million, were affected by our decision to suspend rescissions for another customer for which we also consider settlement probable. In addition, as of December 31, 2012, approximately 240 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than those for which we consider settlement probable, as defined in ASC 450-20.

The length of time a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	December 31,		December 31,		December 31,
	2012		2011		2010

3 payments or less	34,245	24%	42,804	24%	51,003	24%
4 - 11 payments	34,458	25%	47,864	27%	65,797	31%
12 payments or more	71,142	51%	84,971	49%	97,924	45%

Total primary default inventory	139,845	100%	175,639	100%	214,724	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In each of 2009 and 2010, rescissions mitigated our paid losses by approximately $1.2 billion; in 2011, rescissions mitigated our paid losses by approximately $0.6 billion; and in 2012, rescissions mitigated our paid losses by approximately $0.3 billion (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, less than 10% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, the number of rescissions that we have reversed has been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In the fourth quarter of 2012, we estimate that our rescission benefit in loss reserves was reduced due to probable rescission settlement agreements and that other rescissions had no significant impact on our losses incurred in 2012. For information about two settlements that we believe are probable, as defined in ASC 450-20, see Note 20 – “Litigation and Contingencies.” The completion of those settlements, assuming they occur, may encourage other lender-customers to seek remedies against us.

We do not utilize an explicit rescission rate in our reserving methodology, but rather our reserving methodology incorporates the effects rescission activity has had on our historical claim rate and claim severities. A variance between ultimate actual rescission rates and these estimates could materially affect our losses incurred. Our estimation process does not include a direct correlation between claim rates and severities to projected rescission activity or other economic conditions such as changes in unemployment rates, interest rates or housing values. Our experience is that analysis of that nature would not produce reliable results, as the change in one condition cannot be isolated to determine its sole effect on our ultimate paid losses as our ultimate paid losses are also influenced at the same time by other economic conditions. The estimation of the impact of rescissions on incurred losses must be considered together with the various other factors impacting incurred losses and not in isolation.

The table below represents our estimate of the impact rescissions have had on reducing our loss reserves, paid losses and losses incurred.

	2012	2011	2010
	(In billions)

Estimated rescission reduction - beginning reserve	$0.7	$1.3	$2.1

Estimated rescission reduction - losses incurred (1)	(0.2)	-	0.2

Rescission reduction - paid claims	0.3	0.6	1.2
Amounts that may have been applied to a deductible	-	-	(0.2)
Net rescission reduction - paid claims	0.3	0.6	1.0

Estimated rescission reduction - ending reserve	$0.2	$0.7	$1.3

(1)  As discussed in Note 20 – “Litigation and Contingencies” we have made substantial progress in reaching an agreement with Countrywide to settle the dispute we have concerning rescissions. We have determined that a settlement with Countrywide is probable and under this probable settlement agreement, we estimate that our rescission benefit in loss reserves was reduced by approximately $0.2 billion. This adjustment to loss reserves was partially offset by an estimated benefit of approximately $0.1 billion under the terms of the settlement agreements we consider probable, as defined in ASC 450-20. As a result, in the fourth quarter of 2012, we increased our loss reserve estimates by approximately $0.1 billion to reflect potential settlements we consider probable.

At December 31, 2012, our loss reserves continued to be impacted by expected rescission activity. We expect that the reduction of our loss reserves due to rescissions will continue to decline.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For the majority of our rescissions since the beginning of 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are sometimes unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not generally include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings. For more information about these legal proceedings, see Note 20 – “Litigation and Contingencies.”

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At December 31, 2012 and 2011 the estimate of this liability totaled $18 million and $58 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

In April 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements and Fannie Mae advised its servicers that they are prohibited from entering into such settlements. In addition, in April 2011, Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. Since those announcements, the GSEs have approved our settlement agreement with one customer and have rejected settlement agreements that were structured differently. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

As discussed in Note 20 – “Litigation and Contingencies” we have made substantial progress in reaching an agreement with Countrywide concerning rescissions. In addition to the proceedings involving Countrywide, we are involved in legal proceedings with respect to rescissions that we do not consider to be collectively material in amount. We continue to discuss with other customers their objections to material rescissions and have reached settlement terms with several of our significant customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of December 31, 2012, approximately 240 rescissions, representing total potential claim payments of approximately $16 million, were affected by our decision to suspend rescissions for customers other than the two customers for which we consider a settlement agreement probable, as defined in ASC 450-20. Although it is reasonably possible that, when the discussions or legal proceedings with customers regarding rescissions are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

10.	Premium Deficiency Reserve

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves.

The components of the premium deficiency reserve at December 31, 2012, 2011 and 2010 appear in the table below.

		December 31,
	2012	2011	2010
	(In millions)
Present value of expected future premium	$445	$494	$506

Present value of expected future paid losses and expenses	(1,285)	(1,455)	(1,760)

Net present value of future cash flows	(840)	(961)	(1,254)

Established loss reserves	766	826	1,075

Net deficiency	$(74)	$(135)	$(179)

Discount rate utilized at December 31,	1.3%	2.3%	2.5%

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

The decrease in the premium deficiency reserve for the years ended December 31, 2012, 2011 and 2010 was $61 million, $44 million and $14 million, respectively, as shown in the charts below. The decrease represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The change in assumptions for 2012 is primarily related to higher estimated ultimate losses resulting principally from an increase in the number of projected claims that will ultimately be paid. The change in assumptions for 2011 is primarily related to higher estimated ultimate premiums resulting principally from an increase in the projected persistency rate, somewhat offset by higher estimated ultimate losses resulting principally from an increase in the number of projected claims that will ultimately be paid. The change in assumptions for 2010 is primarily related to higher estimated ultimate premiums, which is principally related to an increase in the projected persistency rate.

The decrease in the premium deficiency reserve for the years ended December 31, 2012, 2011 and 2010 appears in the table below.

	Year ended December 31,
	2012		2011		2010
	(In millions)

Premium Deficiency Reserve at beginning of period		$(135)		$(179)		$(193)
Adjustment to premium deficiency reserve (1)		-		-		(37)
Adjusted premium deficiency reserve at beginning of period		(135)		(179)		(230)

Paid claims and loss adjustment expenses	$279		$334		$426
Decrease in loss reserves	(60)		(249)		(425)
Premium earned	(102)		(120)		(128)
Effects of present valuing on future premiums, losses and expenses	(1)		(8)		(25)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		116		(43)		(152)

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (2)		(55)		87		203

Premium Deficiency Reserve at end of period		$(74)		$(135)		$(179)

(1)
In periods prior to 2010 an estimate of premium to be refunded in conjunction with claim payments was included in Loss Reserves. In 2010, we separately stated this liability in Premium deficiency reserve on the consolidated balance sheet. (See Note 3 - "Summary of Significant Accounting Policies – Revenue Recognition")

(2)	A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of prior premium deficiency reserves.

Each quarter we perform a premium deficiency analysis on the portion of our book of business not covered by the premium deficiency described above. As of December 31, 2012, the analysis concluded that there was no premium deficiency on such portion of our book of business. For the reasons discussed below, our analysis of any potential deficiency reserve is subject to inherent uncertainty and requires significant judgment by management. To the extent, in a future period, expected losses are higher or expected premiums are lower than the assumptions we used in our analysis, we could be required to record a premium deficiency reserve on this portion of our book of business in such period.

The calculation of premium deficiency reserves requires the use of significant judgments and estimates to determine the present value of future premium and present value of expected losses and expenses on our business.  The calculation of future premium depends on, among other things, assumptions about persistency and repayment patterns on underlying loans.  The calculation of expected losses and expenses depends on assumptions relating to severity of claims and claim rates on current defaults, and expected defaults in future periods. These assumptions also include an estimate of expected rescission activity. Similar to our loss reserve estimates, our estimates for premium deficiency reserves could be adversely affected by several factors, including a deterioration of regional or economic conditions leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a drop in housing values that could expose us to greater losses.  Assumptions used in calculating the deficiency reserves can also be affected by volatility in the current housing and mortgage lending industries.  To the extent premium patterns and actual loss experience differ from the assumptions used in calculating the premium deficiency reserves, the differences between the actual results and our estimates will affect future period earnings and could be material.

11.	Reinsurance

We cede a portion of our business to reinsurers and record assets for reinsurance recoverable on loss reserves and prepaid reinsurance premiums. We cede primary business to reinsurance subsidiaries and affiliates of certain mortgage lenders (“captives”). The majority of ceded premiums relates to these agreements. Historically, most of these reinsurance arrangements were aggregate excess of loss reinsurance agreements, and the remainder have been quota share agreements. Under the aggregate excess of loss agreements, we are responsible for the first aggregate layer of loss (typically 4% or 5%), the captives are responsible for the second aggregate layer of loss (typically 5% or 10%) and we are responsible for any remaining loss. The layers are typically expressed as a percentage of the original risk on an annual book of business reinsured by the captive. The premium cessions on these agreements typically range from 25% to 40% of the direct premium. Under a quota share arrangement premiums and losses are shared on a pro-rata basis between us and the captives, with the captive’s portion of both premiums and losses typically ranging from 25% to 50%. Effective January 1, 2009, we no longer cede new business under excess of loss reinsurance treaties with captives. Loans reinsured on an excess of loss basis through December 31, 2008 will run off pursuant to the terms of the particular captive arrangement. New business remains eligible to be ceded under quota share reinsurance arrangements, limited to a maximum 25% cede rate. During 2009 through 2012, many of our captive arrangements have either been terminated or placed into run-off.

Under reinsurance agreements with captives, the captives are required to maintain a separate trust account, of which we are the sole beneficiary. Premiums ceded to a captive are deposited into the applicable trust account to support the captive’s layer of insured risk. These amounts are held in the trust account and are available to pay reinsured losses. The trust assets are primarily invested in money market funds and government issued securities. The captive’s ultimate liability is limited to the assets in the trust account. When specific time periods are met and the individual trust account balance has reached a required level, then the individual captive may make authorized withdrawals from its applicable trust account.  In most cases, the captives are also allowed to withdraw funds from the trust account to pay verifiable federal income taxes and operational expenses. Conversely, if the account balance falls below certain thresholds, the individual captive may be required to contribute funds to the trust account.  However, in most cases, our sole remedy if a captive does not contribute such funds is to put the captive into run-off (in a run-off, no new loans are reinsured by the captive but loans previously reinsured continue to be covered, with premium and losses continuing to be ceded on those loans). In the event that the captive’s incurred but unpaid losses exceed the funds in the trust account, and the captive does not deposit adequate funds to cure the shortfall, we may also be allowed to terminate the captive agreement, assume the captive’s obligations, transfer the assets in the relevant trust accounts to us, and retain all future premium payments.

The reinsurance recoverable on loss reserves as of December 31, 2012 and 2011 was approximately $105 million and $155 million, respectively. The reinsurance recoverable on loss reserves related to captive agreements was approximately $104 million at December 31, 2012, which was supported by $303 million of trust assets, while at December 31, 2011 the reinsurance recoverable on loss reserves related to captives was $142 million which was supported by $359 million in trust assets. As of December 31, 2012 and 2011 there was an additional $25 million and $27 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. During 2012 and 2011, $6 million and $39 million, respectively, of trust fund assets were transferred to us as a result of captive terminations. The transferred funds resulted in an increase in our investment portfolio (including cash and cash equivalents) and a decrease in our net losses paid (reduction in losses incurred). In addition, there is an offsetting decrease in the reinsurance recoverable (increase in losses incurred), and thus there is no net impact to losses incurred.

Since 2005, we have entered into three separate aggregate excess of loss reinsurance agreements under which we ceded approximately $130 million of risk in force in the aggregate to three special purpose reinsurance companies. In 2008, we terminated one of these excess of loss reinsurance agreements. One agreement is in the final stages of termination, with no ceded risk in force at December 31, 2012. The remaining agreement had ceded risk in force at December 31, 2012 of approximately $0.8 million. We receive a ceding commission under certain reinsurance agreements.

Generally, reinsurance recoverables on primary loss reserves, paid losses and prepaid reinsurance premiums are supported by trust funds or letters of credit.  As such, we have not established an allowance against these recoverables.

The effect of these agreements on premiums earned and losses incurred is as follows:

	2012	2011	2010
	(In thousands)
Premiums earned:
Direct	$1,065,663	$1,170,868	$1,236,949
Assumed	2,425	3,891	3,091
Ceded	(34,918)	(50,924)	(71,293)

Net premiums earned	$1,033,170	$1,123,835	$1,168,747

Losses incurred:
Direct	$2,115,974	$1,775,122	$1,716,538
Assumed	6,912	5,229	4,128
Ceded	(55,633)	(65,644)	(113,125)

Net losses incurred	$2,067,253	$1,714,707	$1,607,541

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

12.	Investments in Joint Ventures

Sherman

In August 2008 we sold our entire interest in Sherman Financial Group, LLC (“Sherman”) to Sherman. Our interest sold represented approximately 24.25% of Sherman’s equity. The sale price was $124.5 million in cash and Sherman’s unsecured promissory note in the principal amount of $85 million (the “Note”).  The scheduled maturity of the Note was February 13, 2011 and it paid interest, monthly, at the annual rate equal to three-month LIBOR plus 500 basis points.  Sherman repaid the Note in December 2010 for approximately $83.5 million. The carrying value of the Note at the time of repayment was approximately $84.0 million. The loss recognized on the repayment of $0.5 million is included in net realized investment gains on the statement of operations for the year ended December 31, 2010.

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

	Pension and Supplemental			Other Postretirement
	Executive Retirement Plans			Benefits
Components of Net Periodic Benefit Cost for fiscal year ending
	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
	(In thousands)
1. Company Service Cost	$9,662	$8,917	$8,531	$1,226	$1,090	$1,126
2. Interest Cost	16,481	16,098	15,535	1,144	1,350	1,183
3. Expected Return on Assets	(18,211)	(17,373)	(14,502)	(3,162)	(3,299)	(2,891)
4. Other Adjustments	-	-	-	-	-	-
Subtotal	7,932	7,642	9,564	(792)	(859)	(582)
5. Amortization of :
a. Net Transition Obligation/(Asset)	-	-	-	-	-	-
b. Net Prior Service Cost/(Credit)	665	661	650	(6,217)	(6,217)	(6,138)
c. Net Losses/(Gains)	5,829	4,010	5,924	797	632	764
Total Amortization	6,494	4,671	6,574	(5,420)	(5,585)	(5,374)
6. Net Periodic Benefit Cost	14,426	12,313	16,138	(6,212)	(6,445)	(5,956)
7. Cost of settlements or curtailments	-	-	-	-	-	-
8.Total Expense for Year	$14,426	$12,313	$16,138	$(6,212)	$(6,445)	$(5,956)

Development of Funded Status
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
	(In thousands)

Actuarial Value of Benefit Obligations
1. Measurement Date	12/31/2012	12/31/2011	12/31/2012	12/31/2011
2. Accumulated Benefit Obligation	$331,985	$297,145	$16,284	$25,007

Funded Status/Asset (Liability) on the Consolidated Balance Sheet

1. Projected Benefit Obligation	$(362,657)	$(318,048)	$(16,284)	$(25,007)
2. Plan Assets at Fair Value	340,335	305,748	49,391	42,578
3. Funded Status - Overfunded/Asset	N/A	N/A	$33,107	$17,571
4. Funded Status - Underfunded/Liability	$(22,322)	$(12,300)	N/A	N/A

Accumulated Other Comprehensive Income
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
	(In thousands)
1. Net Actuarial (Gain)/Loss	$106,661	$95,298	$1,985	$14,109
2. Net Prior Service Cost/(Credit)	1,775	2,278	(38,587)	(41,072)
3. Net Transition Obligation/(Asset)	-	-	-	-
4. Total at Year End	$108,436	$97,576	$(36,602)	$(26,964)

Under Statement of Statutory Accounting Principles (“SSAP”) No. 92 and No. 102, which became effective January 1, 2013, the measurement of pension and other postretirement benefit liabilities will begin to include non-vested employees. This measurement, referred to as the projected benefit obligation, is the measurement currently used under GAAP, as disclosed in the tables above. The new SSAPs will increase our statutory benefit obligations. We have evaluated the provisions of this guidance, and we do not expect the new guidance to have a material impact on our statutory benefit obligations.

The changes in the projected benefit obligation are as follows:

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Change in Projected Benefit Obligation
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
	(In thousands)
1. Benefit Obligation at Beginning of Year	$318,048	$291,456	$25,007	$26,200
2. Company Service Cost	9,662	8,917	1,226	1,090
3. Interest Cost	16,481	16,098	1,144	1,350
4. Plan Participants' Contributions	-	-	356	261
5. Net Actuarial (Gain)/Loss due to Assumption Changes	37,418	23,037	(6,517)	397
6. Net Actuarial (Gain)/Loss due to Plan Experience	634	(6,544)	(497)	(3,643)
7. Benefit Payments from Fund (1)	(19,483)	(14,692)	(661)	(560)
8. Benefit Payments Directly by Company	(265)	(316)	(42)	(87)
9. Plan Amendments	162	92	(3,732)	-
10. Other Adjustment	-	-	-	-
11. Benefit Obligation at End of Year	$362,657	$318,048	$16,284	$25,007

 (1) In 2012, includes lump sum payments of $12.0 million from our pension plan to eligible participants, which were former employees with vested benefits of $100 thousand or less. Additional former employees may elect this option in 2013. In 2011, includes lump sum payments of $8.2 million from our pension plan to eligible participants, which were former employees with vested benefits of $50 thousand or less.

The changes in the fair value of the net assets available for plan benefits are as follows:

Change in Plan Assets
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
	(In thousands)
1. Fair Value of Plan Assets at Beginning of Year	$305,748	$284,080	$42,578	$44,362
2. Company Contributions	15,265	20,316	-	-
3. Plan Participants' Contributions	-	-	356	261
4. Benefit Payments from Fund	(19,483)	(14,692)	(661)	(560)
5. Benefit Payments paid directly by Company	(265)	(316)	(42)	(87)
6. Actual Return on Assets	39,070	16,360	7,474	(1,224)
7. Other Adjustment	-	-	(314)	(173)
8. Fair Value of Plan Assets at End of Year	$340,335	$305,748	$49,391	$42,578

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Change in Accumulated Other Comprehensive Income (AOCI)
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
	(In thousands)
1. AOCI in Prior Year	$97,576	$84,649	$(26,964)	$(33,827)
2. Increase/(Decrease) in AOCI
a. Recognized during year - Prior Service (Cost)/Credit	(665)	(661)	6,217	6,217
b. Recognized during year - Net Actuarial (Losses)/Gains	(5,829)	(4,010)	(797)	(632)
c. Occurring during year - Prior Service Cost	162	92	(3,732)	-
d. Occurring during year - Net Actuarial Losses/(Gains)	17,192	17,507	(11,326)	1,278
3. AOCI in Current Year	$108,436	$97,576	$(36,602)	$(26,964)

Amortizations Expected to be Recognized During Next Fiscal Year Ending
	12/31/2013	12/31/2013
	(In thousands)
1. Amortization of Net Transition Obligation/(Asset)	$-	$-
2. Amortization of Prior Service Cost/(Credit)	500	(6,649)
3. Amortization of Net Losses/(Gains)	6,063	-

The projected benefit obligations, net periodic benefit costs and accumulated postretirement benefit obligation for the plans were determined using the following weighted average assumptions.

	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
Actuarial Assumptions
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Weighted-Average Assumptions Used to Determine
Benefit Obligations at year end
1. Discount Rate	4.25%	5.25%	3.85%	4.75%
2. Rate of Compensation Increase	3.00%	3.00%	N/A	N/A

Weighted-Average Assumptions Used to Determine
Net Periodic Benefit Cost for Year
1. Discount Rate	5.25%	5.75%	4.75%	5.50%
2. Expected Long-term Return on Plan Assets	6.00%	6.00%	7.50%	7.50%
3. Rate of Compensation Increase	3.00%	3.00%	N/A	N/A

Assumed Health Care Cost Trend Rates at year end
1. Health Care Cost Trend Rate Assumed for Next Year	N/A	N/A	7.50%	8.00%
2. Rate to Which the Cost Trend Rate is Assumed to Decline (Ultimate Trend Rate)	N/A	N/A	5.00%	5.00%
3. Year That the Rate Reaches the Ultimate Trend Rate	N/A	N/A	2018	2018

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

The weighted-average asset allocations of the plans are as follows:

			Other Postretirement
	Pension Plan		Benefits
Plan Assets
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Allocation of Assets at year end
1. Equity Securities	40%	38%	100%	100%
2. Debt Securities	60%	62%	0%	0%
3. Other	0%	0%	0%	0%
4. Total	100%	100%	100%	100%

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

The following table sets forth by level, within the fair value hierarchy, the pension plan assets at fair value as of December 31, 2012.

Assets at Fair Value as of December 31, 2012

Pension Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$45,071	$-	$-	$45,071
International Mutual Funds	39,479	-	-	39,479
Common Stocks	54,210	-	-	54,210
Corporate Bonds	-	130,643	-	130,643
U.S. Government Securities	25,859	-	-	25,859
Municipals	-	26,595	-	26,595
Foreign Bonds	-	17,710	-	17,710
Foreign Stocks	768	-	-	768
Total Assets at fair value	$165,387	$174,948	$-	$340,335

Our pension plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:

Fixed income allocation

•	Protect actuarial benefit payment stream through asset liability matching
•	Reduce volatility of investment returns compared to actuarial benefit liability

Equity allocation

•	Protect long tailed liabilities through the use of equity portfolio
•	Achieve competitive investment results

The primary focus in developing asset allocation ranges for the portfolio is the assessment of the portfolio's investment objectives and the level of risk that is acceptable to obtain those objectives.  To achieve these goals the minimum and maximum allocation ranges for fixed income securities and equity securities are:

	Minimum	Maximum
Fixed income	40%	100%
Equity	0%	60%
Cash equivalents	0%	10%

The following table sets forth by level, within the fair value hierarchy, the postretirement plan assets at fair value as of December 31, 2012.

Assets at Fair Value as of December 31, 2012

Postretirement Plan	Level 1	Level 2	Level 3	Total
	(In thousands)
Domestic Mutual Funds	$34,720	$-	$-	$34,720
International Mutual Funds	14,671	-	-	14,671
Total Assets at fair value	$49,391	$-	$-	$49,391

Our postretirement plan portfolio is designed to achieve the following objectives over each market cycle and for at least 5 years:

•	Total return should exceed growth in the Consumer Price Index
•	Achieve competitive investment results

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

Investment in international oriented funds is limited to a maximum of 30% of the equity range.  The current international allocation is invested in two mutual funds with 5% of the equity allocation in a fund which has the objective of investments primarily in equity securities of emerging markets countries, and 25% of the equity allocation in a fund investing in securities of companies based outside the United States.  It invests in companies primarily based in Europe and the Pacific Basin, and includes common and preferred stocks, convertibles, ADRs, EDRs, bonds and cash. In addition to the foreign mutual funds, separately managed accounts have investments in equity securities of foreign corporations, and fixed income securities issued by foreign entities.

The following tables show the estimated future contributions and estimated future benefit payments.

	Pension and Supplemental	Other Postretirement
	Executive Retirement Plans	Benefits
Company Contributions
	12/31/2012	12/31/2012
	(In thousands)
Company Contributions for the Year Ending:
1. Current	$15,265	$-
2. Current + 1	1,278	-

Benefit Payments (Total)
	12/31/2012	12/31/2012
	(In thousands)
Actual Benefit Payments for the Year Ending:
1. Current	$19,748	$347
Expected Benefit Payments for the Year Ending:
2. Current + 1	10,253	670
3. Current + 2	12,333	764
4. Current + 3	13,258	782
5. Current + 4	14,011	831
6. Current + 5	15,357	932
7. Current + 6 - 10	97,759	6,880

Health care sensitivities
For measurement purposes, an 8.0% health care trend rate was used for benefits for retirees before they reach age 65 for 2012. In 2013, the rate is assumed to be 7.5%, decreasing to 5.0% by 2018 and remaining at this level beyond.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A 1% change in the health care trend rate assumption would have the following effects on other postretirement benefits:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total service and interest cost components	$506	$(401)
Effect on postretirement benefit obligation	2,772	(2,121)

We have a profit sharing and 401(k) savings plan for employees.  At the discretion of the Board of Directors, we may make a contribution of up to 5% of each participant's eligible compensation. We provide a matching 401(k) savings contribution on employees' before-tax contributions at a rate of 80% of the first $1,000 contributed and 40% of the next $2,000 contributed.  We recognized expenses related to these plans of $3.1 million, $3.6 million and $3.7 million in 2012, 2011 and 2010, respectively.

14.	Income Taxes

Net deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)

Total deferred tax assets	$997,784	$683,645
Total deferred tax liabilities	(44,350)	(86,490)

Net deferred tax asset before valuation allowance	953,434	597,155
Valuation allowance	(965,987)	(608,761)
Net deferred tax liability	$(12,553)	$(11,606)

The components of the net deferred tax liability as of December 31, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)

Convertible debentures	$(3,470)	$(15,785)
Net operating loss	866,700	506,614
Loss reserves	55,615	60,478
Unrealized (appreciation) depreciation in investments	(14,448)	(42,009)
Mortgage investments	14,602	18,944
Deferred compensation	13,288	17,447
Premium deficiency reserves	25,823	47,186
Loss due to "other than temporary" impairments	1,088	11,068
Other, net	(5,764)	(6,788)

Net deferred tax asset before valuation allowance	953,434	597,155
Valuation allowance	(965,987)	(608,761)
Net deferred tax liability	$(12,553)	$(11,606)

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

Beginning with the first quarter of 2009, any benefit from income taxes, relating to operating losses, has been reduced or eliminated by the establishment of a valuation allowance. During 2010, our deferred tax valuation allowance was increased due to a decrease in the deferred tax liability related to $63.5 million of losses that were recorded in other comprehensive income. During 2011, our deferred tax asset valuation allowance was reduced due to an increase in the deferred tax liability related to $2.3 million of income that was recorded in other comprehensive income. During 2012, our deferred tax valuation allowance was increased due to a decrease in the deferred tax liability related to $80.1 million of losses that were recorded in other comprehensive income. In the event of future operating losses, it is likely that the valuation allowance will be adjusted by any taxes recorded to equity for changes in other comprehensive income.

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	2012	2011	2010
	(In thousands)

Benefit from income taxes	$(330,740)	$(196,835)	$(145,334)
Change in valuation allowance	329,175	198,428	149,669

(Benefit from) provision for income taxes	$(1,565)	$1,593	$4,335

The increase in the valuation allowance that was included in other comprehensive income was $28.1 million, zero, and $22.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total valuation allowance as of December 31, 2012, December 31, 2011 and December 31, 2010 was $966.0 million, $608.8 million and $410.3 million, respectively.

Giving full effect to the carryback of net operating losses for federal income tax purposes, we have approximately $2,477 million of net operating loss carryforwards on a regular tax basis and $1,595 million of net operating loss carryforwards for computing the alternative minimum tax as of December 31, 2012. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2032.

The following summarizes the components of the (benefit from) provision for income taxes:

	2012	2011	2010
	(In thousands)

Current	$(4,251)	$598	$1,618
Deferred	90	(945)	(19)
Other	2,596	1,940	2,736

(Benefit from) provision for income taxes	$(1,565)	$1,593	$4,335

We received $7.0 million and $289.1 million in federal income tax refunds in 2012 and 2010, respectively. Proceeds received in 2010 were primarily from the carryback of 2009 losses.

The reconciliation of the federal statutory income tax benefit rate to the effective income tax (benefit) rate is as follows:

	2012	2011	2010

Federal statutory income tax benefit rate	(35.0)%	(35.0)%	(35.0)%
Valuation allowance	35.4	41.0	41.6
Tax exempt municipal bond interest	(0.8)	(5.4)	(10.5)
Other, net	0.2	(0.3)	5.1

Effective income tax (benefit) rate	(0.2)%	0.3%	1.2%

The Internal Revenue Service (“IRS”) completed examinations of our federal income tax returns for the years 2000 through 2007 and issued assessments for unpaid taxes, interest and penalties related to our treatment of the flow-through income and loss from an investment in a portfolio of residual interests of Real Estate Mortgage Investment Conduits (“REMICs”). This portfolio has been managed and maintained during years prior to, during and subsequent to the examination period. The IRS indicated that it did not believe that, for various reasons, we had established sufficient tax basis in the REMIC residual interests to deduct the losses from taxable income. The IRS assessment related to the REMIC issue is $190.7 million in taxes and penalties. There would also be applicable interest which, when computed on the amount of the assessment, is substantial. Depending on the outcome of this matter, additional state income taxes along with any applicable interest may become due when a final resolution is reached and could also be substantial.

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million to the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. We currently expect to receive a statutory notice of deficiency (commonly referred to as a “90-day letter”) for the disputed amounts after the first quarter of 2013. We would then be required to litigate their validity in order to avoid payment to the IRS of the entire amount assessed. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see Note 1 – “Nature of Business - Capital.”

In March 2012, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax returns for the years 2008 and 2009. In January 2013, we received a Revenue Agent’s Report from the IRS related to the examination of our federal income tax return for the year 2010. The adjustments that are proposed by the IRS are temporary in nature and will have no material effect on the financial statements.

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

	Unrecognized tax benefits
	2012	2011	2010
		(In thousands)

Balance at beginning of year	$110,080	$109,282	$91,117
Additions based on tax positions related to the current year	-	-	-
Additions for tax positions of prior years	511	798	18,165
Reductions for tax positions of prior years	(4,041)	-	-
Settlements	(2,000)	-	-
Balance at end of year	$104,550	$110,080	$109,282

The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue, that would affect our effective tax rate is $92.0 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. During 2012, we recognized $(1.4) million in interest. As of December 31, 2012 and 2011, we had $25.3 million and $26.7 million of accrued interest related to uncertain tax positions, respectively. The statute of limitations related to the consolidated federal income tax return is closed for all years prior to 2000.

15.	Shareholders' Equity

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

We have 35.9 million authorized shares reserved for conversion under our convertible debentures, including deferred interest, and 25.7 million authorized shares reserved for conversion under our convertible senior notes. (See Note 8 – “Debt”)

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

The senior notes, convertible senior notes and convertible debentures, discussed in Note 8 – “Debt”, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009 through 2012, MGIC has not paid any dividends to our holding company. In 2013, MGIC and our other insurance subsidiaries cannot pay any dividends to our holding company without approval from the OCI. In connection with the approval of MIC as an eligible mortgage insurer, Freddie Mac and Fannie Mae have imposed dividend restrictions on MGIC and MIC through December 31, 2013.

In the fourth quarter of 2008, we suspended the payment of dividends to shareholders.

17.	Statutory Capital

Accounting Principles

The accounting principles used in determining statutory financial amounts differ from GAAP, primarily for the following reasons:

Under statutory accounting practices, including practices prescribed by the OCI, mortgage guaranty insurance companies are required to maintain contingency loss reserves equal to 50% of premiums earned.  Such amounts cannot be withdrawn for a period of ten years except as permitted by insurance regulations. With regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net premiums earned in a calendar year. Changes in contingency loss reserves impact the statutory statement of operations.  Contingency loss reserves are not reflected as liabilities under GAAP and changes in contingency loss reserves do not impact GAAP operations. A premium deficiency reserve that may be recorded on a GAAP basis when present value of expected future losses and expenses exceeds the present value of expected future premiums and already established loss reserves, may not be recorded on a statutory basis if the present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses. On a GAAP basis, when calculating a premium deficiency reserve policies are grouped based on how they are acquired, serviced and measured. On a statutory basis, a premium deficiency reserve is calculated on all policies in force.

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

SSAP No. 101 became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. At December 31, 2012, had MGIC calculated its net deferred tax assets based on the provisions of SSAP No. 101, no deferred tax assets would have been admitted. Pursuant to the permitted practice, deferred tax assets of approximately $63 million were included in statutory capital.

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

Year Ended	Net (Loss)		Contingency
December 31,	Income	Surplus	Reserve
	(In thousands)

2012	$(902,878)	$748,592	$6,430
2011	(436,277)	1,657,349	4,104
2010	113,651	1,692,392	5,480

		Additions to the
	Additions to the	surplus of other insurance
Year Ended	surplus of MGIC from	subsidiaries from	Dividends paid by MGIC
December 31,	parent company funds	parent company funds	to the parent company
	(In thousands)

2012	$100,000	$-	$-
2011	200,000	-	-
2010	200,000	-	-

Statutory Capital Requirements

The Office of the Commissioner of Insurance of Wisconsin is MGIC’s principal insurance regulator.  To assess a mortgage guaranty insurer’s capital adequacy, Wisconsin’s insurance regulations require that a mortgage guaranty insurance company maintain “policyholders position” of not less than a minimum computed under a formula (such minimum, the “MPP”).  Policyholders position is the insurer’s net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums, with credit given for authorized reinsurance. The minimum required by the formula depends on the insurance in force and whether the loans insured are primary insurance or pool insurance and further depends on the LTV ratio of the individual loans and their coverage percentage (and in the case of pool insurance, the amount of any deductible).  If a mortgage guaranty insurer does not meet MPP it may be prohibited from writing new business until its policyholders position meets the minimum.

Some states that regulate us have provisions that limit the risk-to-capital ratio of a mortgage guaranty insurance company to 25 to 1. This ratio is computed on a statutory basis for our insurance entities and is our net risk in force divided by our policyholders’ position. Policyholders’ position consists primarily of statutory policyholders’ surplus, plus the statutory contingency reserve. The statutory contingency reserve is reported as a liability on the statutory balance sheet. A mortgage guaranty insurance company is required to make annual contributions to the contingency reserve of approximately 50% of net earned premiums. These contributions must generally be maintained for a period of ten years.  However, with regulatory approval a mortgage guaranty insurance company may make early withdrawals from the contingency reserve when incurred losses exceed 35% of net earned premium in a calendar year. If an insurance company’s risk-to-capital ratio exceeds the limit applicable in a state, it may be prohibited from writing new business in that state until its risk-to-capital ratio falls below the limit.

At December 31, 2012, MGIC’s risk-to-capital ratio was 44.7 to 1, exceeding the maximum allowed by many jurisdictions, and its policyholder position was $640 million below the required MPP of $1.2 billion. We expect MGIC’s risk-to-capital ratio to increase and to continue to exceed 25 to 1. At December 31, 2012, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 47.8 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC or MIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC and MIC to write insurance with a higher coverage percentage than they could on their own under certain state-specific requirements. See Note 1 – “Nature of Business – Capital” for additional information regarding our statutory capital.

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

We have a stock incentive plan that was adopted in May 2011.  When the 2011 plan was adopted, no further awards could be made under our previous 2002 plan. All share based compensation granted in 2011 was granted under the 2002 plan prior to the adoption of the 2011 plan. The purpose of the 2011 plan is to motivate and incent performance by, and to retain the services of, key employees and non-employee directors through receipt of equity-based and other incentive awards under the plan. The maximum number of shares of stock that can be awarded under the 2011 plan is 7.0 million. Awards issued under the plan that are subsequently forfeited will not count against the limit on the maximum number of shares that may be issued under the plan. In addition, shares used for income tax withholding or used for payment of the exercise price of an option will not be counted against such limit. The plan provides for the award of stock options, stock appreciation rights, restricted stock and restricted stock units, as well as cash incentive awards. No awards may be granted after May 5, 2021 under the 2011 plan. The exercise price of options is the closing price of the common stock on the New York Stock Exchange on the date of grant.  The vesting provisions of options, restricted stock and restricted stock units are determined at the time of grant. Shares issued under the 2011 plan are treasury shares if available, otherwise they will be newly issued shares.  Treasury shares will continue to be issued for unit awards under the 2002 plan as they vest.

The compensation cost that has been charged against income for the share-based plans was $8.6 million, $12.1 million and $13.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.  The related income tax benefit, before valuation allowance, recognized for the share-based compensation plans was $3.0 million, $4.2 million and $1.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Note 14 – “Income Taxes” for a discussion of our valuation allowance.

A summary of option activity in the stock incentive plans during 2012 is as follows:

	Weighted
	Average	Shares
	Exercise	Subject
	Price	to Option

Outstanding, December 31, 2011	$60.50	1,420,500

Granted	-	-
Exercised	-	-
Forfeited or expired	63.78	(542,200)

Outstanding, December 31, 2012	$58.48	878,300

There were no options granted or exercised in 2012, 2011 or 2010.

The following is a summary of stock options outstanding, all of which are exercisable, at December 31, 2012:

	Options Outstanding and Exercisable
			Weighted
		Remaining	Average
Exercise		Average	Exercise
Price	Shares	Life (years)	Price

$43.70	348,500	0.1	$43.70

$68.20	529,800	1.1	$68.20

Total	878,300	0.7	$58.48

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2012 was zero.  The aggregate intrinsic value represents the total pre-tax intrinsic value based on our closing stock price of $2.66 as of December 31, 2012 which would have been received by the option holders had all option holders exercised their options on that date. Because our closing stock price at December 31, 2012 was below all exercise prices, none of the outstanding options had any intrinsic value.

A summary of restricted stock or restricted stock unit activity during 2012 is as follows:

	Weighted
	Average
	Grant Date
	Fair Market
	Value	Shares

Restricted stock outstanding at December 31, 2011	$12.88	2,945,762

Granted	3.97	1,810,445
Vested	7.62	(1,470,965)
Forfeited	58.24	(207,660)

Restricted stock outstanding at December 31, 2012	$7.08	3,077,582

At December 31, 2012, the 3.1 million shares of restricted stock outstanding consisted of 2.3 million shares that are subject to performance conditions (“performance shares”) and 0.8 million shares that are subject only to service conditions (“time vested shares”). The weighted-average grant date fair value of restricted stock granted during 2011 and 2010 was $8.94 and $6.82, respectively. The fair value of restricted stock granted is the closing price of the common stock on the New York Stock Exchange on the date of grant.  The total fair value of restricted stock vested during 2012, 2011 and 2010 was $6.9 million, $14.9 million and $8.5 million, respectively.

As of December 31, 2012, there was $8.8 million of total unrecognized compensation cost related to nonvested share-based compensation agreements granted under the plans.  Of this total, $7.5 million of unrecognized compensation costs relate to performance shares and $1.3 million relates to time vested shares. The unrecognized costs associated with the performance shares may or may not be recognized in future periods, depending upon whether or not the performance conditions are met. The cost associated with the time vested shares is expected to be recognized over a weighted-average period of 1.3 years.

During 2011, we granted 449,350 shares that will be settled as cash payments over the vesting period under the 2002 stock incentive plan.  The grant date fair value of these restricted share units was $8.94 in 2011.  During 2012, 147,968 shares of this grant vested resulting in cash payments of $0.6 million and 1,200 shares of this grant were forfeited.  During 2011, 5,400 shares of this grant were forfeited.  As of December 31, 2012, there was $0.4 million of total unrecognized compensation cost related to the 294,782 nonvested shares under this grant.  The unrecognized compensation cost associated with this grant is expected to be recognized over a period of 1.1 years.

At December 31, 2012, 5.2 million shares were available for future grant under the 2011 stock incentive plan.

19.	Leases

We lease certain office space as well as data processing equipment and autos under operating leases that expire during the next six years. Generally, rental payments are fixed.

Total rental expense under operating leases was $4.8 million, $5.4 million and $6.3 million in 2012, 2011 and 2010, respectively.

At December 31, 2012, minimum future operating lease payments are as follows (in thousands):

2013	$4,377
2014	1,931
2015	497
2016	306
2017 and thereafter	174

Total (1)	$7,285

(1) Minimum payments have not been reduced by minimum sublease rentals of $38 thousand due in the future under noncancelable subleases.

20.	Litigation and Contingencies

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, various mortgage lenders and various other mortgage insurers have been named as defendants in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Three of those cases have previously been dismissed. The complaints in all nine of the remaining cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

Since June 2005, various state and federal regulators have also conducted investigations or requested information regarding captive mortgage reinsurance arrangements, including (1) a request received by MGIC in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation; (2) the Minnesota Department of Commerce (the “MN Department”), which regulates insurance, began requesting information in February 2006, regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011; (3) various subpoenas received by MGIC beginning in March 2008 from the U.S. Department of Housing and Urban Development (“HUD”), seeking information about captive mortgage reinsurance similar to that requested by the MN Department, but not limited in scope to the state of Minnesota; and (4) correspondence received by MGIC in January 2012 from the Consumer Financial Protection Bureau (“CFPB”) indicating that HUD had transferred authority to the CFPB to investigate captive reinsurance arrangements in the mortgage insurance industry and requesting, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. In June 2012, we received a Civil Investigative Demand (“CID”) from the CFPB requiring additional information and documentation regarding captive mortgage reinsurance. We have met with, and expect to continue to meet with, the CFPB to discuss the Civil Investigative Demand and how to resolve its investigation. MGIC has also filed a petition to modify the CID which petition is currently pending. While MGIC believes it would have strong defenses to any claims the CFPB might bring against it as a result of the investigation, it continues to work with the CFPB to try to resolve the investigation and any concerns that the CFPB may have about MGIC’s past and current captive reinsurance practices. If MGIC cannot resolve the concerns of the CFPB, it is possible that the CFPB would assert various RESPA and possibly other claims against it. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

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

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. In January 2013, the CFPB issued rules to implement laws requiring mortgage lenders to make ability-to-pay determinations prior to extending credit. We are uncertain whether the CFPB will issue any other rules or regulations that affect our business apart from any action it may take as a result of its investigation of captive mortgage reinsurance. Such rules and regulations could have a material adverse effect on us.

In October 2010, a purported class action lawsuit was filed against MGIC in the U.S. District Court for the Western District of Pennsylvania by a loan applicant on whose behalf a now-settled action we previously disclosed had been filed by the U.S. Department of Justice. In this lawsuit, the loan applicant alleged that MGIC discriminated against her and certain proposed class members on the basis of sex and familial status when MGIC underwrote their loans for mortgage insurance. In May 2011, the District Court granted MGIC’s motion to dismiss with respect to all claims except certain Fair Housing Act claims. On November 29, 2012, the District Court granted final approval for a class action settlement of the lawsuit. The settlement created a settlement class of 265 borrowers.  Under the terms of the settlement, MGIC deposited $500,000 into an escrow account to fund possible payments to affected borrowers. In addition, MGIC paid the named plaintiff an “incentive fee” of $7,500 and paid class counsels’ fees of $337,500.  Any funds remaining in the escrow account after payment of all claims approved under the procedures established by the settlement will be returned to MGIC.

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

We have made substantial progress in reaching an agreement with Countrywide to settle the dispute we have regarding rescissions. Since December 2009, we have been involved in legal proceedings with Countrywide in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In these financial statement footnotes, we refer to rescissions of insurance and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans. From January 1, 2008 through December 31, 2012, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with mediation, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement. As of December 31, 2012, coverage on approximately 2,150 loans, representing total potential claim payments of approximately $160 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. While there can be no assurance that we will actually enter into a settlement agreement with Countrywide, we have determined that a settlement with Countrywide is probable.

We are also  discussing a settlement with another customer. We have also determined that it is probable we will reach a settlement of our dispute with this customer. As of December 31, 2012, coverage on approximately 250 loans, representing total potential claim payments of approximately $17 million, was affected by our decision to suspend rescissions for that customer.

We are now able to reasonably estimate the probable loss associated with each probable settlement and, as required by ASC 450-20, we have recorded the estimated impact of the two probable settlements referred to above in our financial statements for the quarter ending December 31, 2012. The aggregate impact to loss reserves for the probable settlement agreements was an increase of approximately $100 million. This impact was somewhat offset by impacts to our return premium accrual and premium deficiency reserve.  All of these impacts were reflected in the fourth quarter 2012 financial results. If we are not able to reach settlement with Countrywide, we intend to defend MGIC against any related legal proceedings, vigorously.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. From January 1, 2008 through December 31, 2012, we estimate that total rescissions mitigated our incurred losses by approximately $2.9 billion, which included approximately $2.9 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At December 31, 2012, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.2 billion.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2012, curtailments reduced our average claim paid by approximately 4%. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments.

After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid. Historically, we have not had material disputes regarding our curtailments or other adjustments. As part of our settlement discussions, Countrywide informed us that they object to approximately $40 million of curtailment and other adjustments. In connection with any settlement agreement with Countrywide, we expect we would enter into a separate agreement with them that would provide for a process to resolve this dispute. However, we do not believe a loss is probable regarding this curtailment dispute and have not accrued any reserves that would reflect an adverse outcome to this dispute. We intend to defend vigorously our position regarding the correctness of these curtailments under our insurance policy. Although we have not had other material objections to our curtailment and adjustment practices, there can be no assurances that we will not face additional challenges to such practices.

MGIC and Freddie Mac disagreed on the amount of the aggregate loss limit under certain pool insurance policies (the “Disputed Policies”). On December 1, 2012, an Agreement of Settlement, Compromise and Release (the “Settlement Agreement”) between MGIC, Freddie Mac and the FHFA became effective, settling their dispute regarding the Disputed Policies. Under the Settlement Agreement, MGIC is to pay Freddie Mac a total of $267.5 million in satisfaction of all obligations under the Disputed Policies.  Of the total, $100 million was paid in December 2012, as required by the Settlement Agreement, and the remaining $167.5 million is to be paid in 48 equal installments that began on January 2, 2013.

If MGIC fails to make payments as required by the Settlement Agreement, or if payments or obligations to make payments are set aside, voided or otherwise rendered unenforceable (a “Default”), then Freddie Mac may elect to: (a) to collect an additional settlement payment of $57.5 million (for a Default occurring on or after December 1, 2015), $82.5 million (for a Default occurring on or after December 1, 2014, but before December 1, 2015) or $132.5 million (for a Default occurring before December 1, 2014), in addition to the remainder of the $267.5 million that it has not received or retained due to the Default, (b) to keep all payments previously retained and reinitiate litigation regarding the Disputed Policies, seeking damages of $540 million less the amounts previously retained, or (c) seek specific performance of the Settlement Agreement.

MGIC has also agreed to indemnify Freddie Mac and FHFA from any claims made against either of them by MGIC and certain associated parties of MGIC (including regulators and creditors) that are premised upon the performance of the Settlement Agreement.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in nine lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Three of those lawsuits remain pending and the other six lawsuits have been dismissed without an appeal.  The damages sought in the remaining cases are substantial. We deny any wrongdoing and intend to vigorously defend ourselves against the allegations in the lawsuits.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. These obligations have been primarily funded by contributions from our holding company and, in part, from the operations of the subsidiary. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs in previous years. Historically, a material portion of our new insurance written through the flow channel has involved loans for which that subsidiary provided contract underwriting services, including new insurance written between 2006 and 2008. Claims for remedies may be made a number of years after the underwriting work was performed. We believe the rescission of mortgage insurance coverage on loans for which the subsidiary provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which has continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010.

See Note 14 – “Income Taxes” for a description of federal income tax contingencies.

21.	Unaudited Quarterly Financial Data

	Quarter				2012
2012:	First	Second	Third	Fourth (b)	Year
	(In thousands, except share data)

Net premiums written	$254,986	$238,605	$263,505	$260,736	$1,017,832
Net premiums earned	262,405	242,628	266,432	261,705	1,033,170
Investment income, net of expenses	37,408	32,178	30,394	21,660	121,640
Loss incurred, net	337,088	551,408	490,121	688,636	2,067,253
Change in premium deficiency reserves	(14,183)	(27,358)	(9,144)	(10,351)	(61,036)
Underwriting and other operating expenses	50,343	48,910	50,678	51,516	201,447
Interest expense	24,627	24,912	24,478	25,327	99,344
Net income (loss)	(19,555)	(273,891)	(246,942)	(386,691)	(927,079)
Income (loss) per share (a):
Basic	(0.10)	(1.36)	(1.22)	(1.91)	(4.59)
Diluted	(0.10)	(1.36)	(1.22)	(1.91)	(4.59)

	Quarter				2011
2011:	First	Second	Third	Fourth	Year
	(In thousands, except share data)

Net premiums written	$274,463	$270,399	$255,745	$263,773	$1,064,380
Net premiums earned	288,546	284,454	275,094	275,741	1,123,835
Investment income, net of expenses	56,543	55,490	48,898	40,339	201,270
Loss incurred, net	310,431	459,552	462,654	482,070	1,714,707
Change in premium deficiency reserves	(9,018)	(11,035)	(12,388)	(11,709)	(44,150)
Underwriting and other operating expenses	57,550	54,043	52,477	50,680	214,750
Interest expense	26,042	26,326	25,761	25,142	103,271
Net income (loss)	(33,661)	(151,732)	(165,205)	(135,294)	(485,892)
Income (loss) per share (a):
Basic	(0.17)	(0.75)	(0.82)	(0.67)	(2.42)
Diluted	(0.17)	(0.75)	(0.82)	(0.67)	(2.42)

(a)	Due to the use of weighted average shares outstanding when calculating earnings per share, the sum of the quarterly per share data may not equal the per share data for the year.
(b)
The results for the fourth quarter of 2012 include a loss of approximately $267 million related to our settlement with Freddie Mac and approximately $100 million related to our probable rescission settlement agreements. See Note 20 – “Litigation and Contingencies.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
MGIC Investment Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of MGIC Investment Corporation and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 1, 2013

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm has audited the consolidated financial statements and effectiveness of internal control over financial reporting, as of December 31, 2012 as stated in their report which appears herein.

Changes in Internal Control during the Fourth Quarter

There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

This information (other than on the executive officers) will be included in our Proxy Statement for the 2013 Annual Meeting of Shareholders, and is hereby incorporated by reference. The information on the executive officers appears at the end of Part I of this Form 10-K.

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

This information will be included in our Proxy Statement for the 2013 Annual Meeting of Shareholders and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information, other than information regarding equity compensation plans required by Item 201(d) of Regulation S-K of the Securities and Exchange Commission which appears below, will be included in our Proxy Statement for the 2013 Annual Meeting of Shareholders, and is hereby incorporated by reference.

The table below sets forth certain information, as of December 31, 2012, about options outstanding (all of which are exercisable) under our 2002 Stock Incentive Plan (the “2002 Plan”). Other than under this plan, no options, warrants or rights were outstanding at that date under any compensation plan or individual compensation arrangement with us. We have no compensation plan under which our equity securities may be issued that has not been approved by shareholders. Share units or phantom shares, which have no voting power and can be settled only in cash, are not considered to be equity securities for this purpose.

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	878,300	(1)	$58.48	5,189,555	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	878,300	(1)	$58.48	5,189,555	(2)

(1)
Excludes 3,059,431 restricted stock units (RSUs) granted for which shares will be issued if certain criteria are met.  Of the 3,059,431 RSUs granted, 2,329,590 are subject to performance conditions and the remainder are subject to service conditions. Those RSUs were granted under our 2002 Plan and our 2011 Omnibus Incentive Plan (the “2011 Plan”)

(2)	Reflects shares available for granting. All of these shares are available under our 2011 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

To the extent applicable, this information will be included in our Proxy Statement for the 2013 Annual Meeting of Shareholders, and is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

This information will be included in our Proxy Statement for the 2013 Annual Meeting of Shareholders, and is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)

1.	Financial statements. The following financial statements are filed in Item 8 of this annual report:

Consolidated statements of operations for each of the three years in the period ended December 31, 2012

Consolidated balance sheets at December 31, 2012 and 2011

Consolidated statements of comprehensive income for each of the three years in the period ended December 31, 2012

Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2012

Consolidated statements of cash flows for each of the three years in the period ended December 31, 2012

Notes to consolidated financial statements

Report of independent registered public accounting firm

2.	Financial statement schedules. The following financial statement schedules are filed as part of this Form 10-K and appear immediately following the signature page:

Report of independent registered public accounting firm on financial statement schedules

Schedules at and for the specified years in the three-year period ended December 31, 2012:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2013.

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

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2013 appearing in this Annual Report to Shareholders of MGIC Investment Corporation on Form 10-K also included an audit of the financial statement schedules listed in the index appearing under Item 15(a)(2) of this Form 10-K.  In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
March 1, 2013

MGIC INVESTMENT CORPORATION
SCHEDULE I — SUMMARY OF INVESTMENTS -
OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2012

Type of Investment	Amortized Cost	Fair Value	Amount at which shown in the balance sheet
	(In thousands)
Fixed maturities:
Bonds:
United States Government and government agencies and authorities	$863,282	$866,251	$866,251
States, municipalities and political subdivisions	795,935	812,394	812,394
Foreign governments	132,490	142,066	142,066
Public utilities	115,561	116,988	116,988
Mortgage-backed	601,584	601,251	601,251
All other corporate bonds	1,677,085	1,688,389	1,688,389

Total fixed maturities	4,185,937	4,227,339	4,227,339
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	2,797	2,936	2,936

Total equity securities	2,797	2,936	2,936

Total investments	$4,188,734	$4,230,275	$4,230,275

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS
PARENT COMPANY ONLY
December 31, 2012 and 2011

	2012	2011
	(In thousands)
ASSETS

Fixed maturities (amortized cost, 2012-$137,330; 2011-$421,250)	$139,019	$428,985
Cash and cash equivalents	175,880	57,636
Investment in subsidiaries, at equity in net assets	709,946	1,544,017
Accounts receivable - affiliates	669	-
Income taxes receivable	17,955	23,864
Accrued investment income	1,018	3,720
Other assets	7,431	11,785
Total assets	$1,051,918	$2,070,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Senior notes	$99,910	$170,515
Convertible senior notes	345,000	345,000
Convertible junior debentures	379,609	344,422
Accounts payable - affiliates	-	84
Accrued interest	30,459	13,171
Total liabilities	854,978	873,192

Shareholders' equity
Common stock, (one dollar par value, shares authorized 680,000; shares issued 2012 and 2011 - 205,047; shares outstanding 2012 – 202,032; 2011 - 201,172)	205,047	205,047
Paid-in capital	1,135,296	1,135,821
Treasury stock (shares at cost, 2012 – 3,015; 2011 - 3,875)	(104,959)	(162,542)
Accumulated other comprehensive (loss) income, net of tax	(48,163)	30,124
Retained deficit	(990,281)	(11,635)
Total shareholders' equity	196,940	1,196,815
Total liabilities and shareholders' equity	$1,051,918	$2,070,007

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
PARENT COMPANY ONLY
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Revenues:
Investment income, net of expenses	$6,921	$15,693	$5,573
Realized investment gains, net	9,895	4,724	163
Other income	17,775	27,688	-
Total revenues	34,591	48,105	5,736

Expenses:
Operating expenses	2,227	(133)	2,116
Interest expense	99,344	103,271	98,589
Total expenses	101,571	103,138	100,705
Loss before income taxes	(66,980)	(55,033)	(94,969)
Benefit from income taxes	-	(6,872)	(2,078)
Equity in undistributed net loss of subsidiaries	(860,099)	(437,731)	(270,844)
Net loss	(927,079)	(485,892)	(363,735)
Other comprehensive (loss) income, net	(78,287)	7,988	(52,019)
Comprehensive loss	$(1,005,366)	$(477,904)	$(415,754)

See accompanying supplementary notes to Parent Company condensed financial statements.

MGIC INVESTMENT CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
PARENT COMPANY ONLY
Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(927,079)	$(485,892)	$(363,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed net loss of subsidiaries	860,099	437,731	270,844
Other	23,765	7,378	40,638
Change in certain assets and liabilities:
Accounts receivable - affiliates	(753)	770	658
Income taxes receivable	5,909	(2,452)	6,330
Accrued investment income	2,702	1,890	(5,474)
Accrued interest	17,288	(2,438)	(33,795)
Net cash used in operating activities	(18,069)	(43,013)	(84,534)

Cash flows from investing activities:
Transactions with subsidiaries	(100,000)	(200,000)	(200,000)
Purchase of fixed maturities	(120,181)	(130,503)	(977,408)
Sale of fixed maturities	409,601	551,493	135,413
Net cash provided by (used in) investing activities	189,420	220,990	(1,041,995)

Cash flows from financing activities:
Repayment of long-term debt	(53,107)	(178,721)	(1,000)
Net proceeds from convertible senior notes	-	-	334,373
Common stock shares issued	-	-	772,376
Net cash (used in) provided by financing activities	(53,107)	(178,721)	1,105,749

Net increase (decrease) in cash and cash equivalents	118,244	(744)	(20,780)
Cash and cash equivalents at beginning of year	57,636	58,380	79,160
Cash and cash equivalents at end of period	$175,880	$57,636	$58,380

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

The senior notes, convertible senior notes and convertible debentures, discussed in Note 8 – “Debt” to our consolidated financial statements in Item 8, are obligations of MGIC Investment Corporation, our holding company, and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008 and 2010 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  In 2009 through 2012, MGIC has not paid any dividends to our holding company. In 2013, MGIC and our other insurance subsidiaries cannot pay any dividends to our holding company without approval from the OCI.

In the fourth quarter of 2008, we suspended the payment of dividends to shareholders.

MGIC INVESTMENT CORPORATION

SCHEDULE IV — REINSURANCE

MORTGAGE INSURANCE PREMIUMS EARNED
Years Ended December 31, 2012, 2011 and 2010

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(In thousands of dollars)
Year ended December 31,
2012	$1,065,663	$34,918	$2,425	$1,033,170	0.2%

2011	1,170,868	50,924	3,891	1,123,835	0.3%

2010	1,236,949	71,293	3,091	1,168,747	0.3%

Item 15(a)3

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit
Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
3.1	Articles of Incorporation, as amended.	10-Q	3.1	May 10, 2012

3.2	Amended and Restated Bylaws, as amended.	8-K	3.2	January 30, 2013

4.1	Articles of Incorporation (included within Exhibit 3.1).	10-Q	3.1	May 10, 2012

4.2	Amended and Restated Bylaws (included as Exhibit 3.2).	8-K	3.2	January 30, 2013

4.3	Amended and Restated Rights Agreement, dated as of July 25, 2012, between MGIC Investment Corporation and Wells Fargo Bank, National Association, which includes as Exhibit A thereto the Form of Right Certificate, as Exhibit B thereto the Summary of Rights to Purchase Common Shares, and as Exhibit C thereto the Form of Representation and Request Letter.	8-A/A	4.1	July 31, 2012

4.4	Indenture, dated as of October 15, 2000, between the MGIC Investment Corporation and Bank One Trust Company, National Association, as Trustee.	8-K	4.1	October 19, 2000

4.5	Supplemental Indenture, dated as of April 26, 2010, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee.	8-K	4.1	April 30, 2010

4.6	Indenture, dated as of March 28, 2008, between U.S. Bank National Association, as trustee, and MGIC Investment Corporation.	10-Q	4.6	May 12, 2008

[We are a party to various other agreements with respect to our long-term debt. These agreements are not being filed pursuant to Reg. S-K Item 601(b) (4) (iii) (A). We hereby agree to furnish a copy of such agreements to the Commission upon its request.]

10.1	Form of Stock Option Agreement under 2002 Stock Incentive Plan. *	10-K	10.1	March 31, 2003

10.1.1	Form of Incorporated Terms to Stock Option Agreement under 2002 Stock Incentive Plan. *	10-K	10.1.1	March 31, 2003

10.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. *	10-K	10.2.1	March 13, 2006

10.2.1	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. *	10-K	10.2.2	March 13, 2006

10.2.2	Form of Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. *	10-K	10.2.4	March 1, 2007

10.2.3	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement under 2002 Stock Incentive Plan. *	10-K	10.2.5	March 1, 2007

10.2.4	Form of Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. *	10-K	10.2.4	March 16, 2005

		Incorporated by Reference
Exhibit
Number	Description of Exhibit	Form		Exhibit(s)	Filing Date
10.2.5	Form of Incorporated Terms to Restricted Stock and Restricted Stock Unit Agreement (for Directors) under 2002 Stock Incentive Plan. *	10-K		10.2.5	March 16, 2005

10.2.6	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2011). *	10-K		10.2.18	February 29, 2012

10.2.7	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (Adopted January 2011). *	10-K		10.2.19	February 29, 2012

10.2.8	Form of Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2012). * †

10.2.9	Form of Incorporated Terms to Restricted Stock Unit Agreement under 2011 Omnibus Incentive Plan (Adopted January 2012). * †

10.3	MGIC Investment Corporation 1991 Stock Incentive Plan. *	10-K		10.7	March 29, 2000

10.3.1	MGIC Investment Corporation 2002 Stock Incentive Plan, as amended. *	10-K		10.3.1	March 1, 2011

10.3.2	MGIC Investment Corporation 2011 Omnibus Incentive Plan. *	DEF 14A		App. B	March 31, 2011

10.5	Two Forms of Restricted Stock Award Agreement under 1991 Stock Incentive Plan. *	10-K		10.10	March 29, 2000

10.6	Executive Bonus Plan. * †

10.7	Supplemental Executive Retirement Plan. *	8-K	`	10.7	October 25, 2011

10.8	MGIC Investment Corporation Deferred Compensation Plan for Non-Employee Directors, as amended.*	10-K		10.8	March 1, 2011

10.9	MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. *	10-K		10.24	Dated December 31, 1993

10.10	Two Forms of Award Agreement under MGIC Investment Corporation 1993 Restricted Stock Plan for Non-Employee Directors. *	10-Q		10.27 and 10.28	Dated June 30, 1994

10.11.1	Form of Key Executive Employment and Severance Agreement. *	10-K		10.11.1	March 2, 2009

10.11.2	Form of Incorporated Terms to Key Executive Employment and Severance Agreement. *	10-K		10.11.2	March 2, 2009

10.11.3	Form of Letter Agreement Amending Certain of the Company’s Key Executive Employment and Severance Agreements. *	8-K		10.11.3	April 13, 2009

10.11.4	Supplemental Plan for Executives covered by MGIC Investment Corporation Key Executive Employment and Severance Agreements. *	8-K		10.11.4	October 25, 2011

10.12	Form of Agreement Not to Compete. * †

10.13
Agreement of Settlement, Compromise and Release dated as of November 30, 2012 among Federal Home Loan Mortgage Corporation, Federal Housing Finance Agency and Mortgage Guaranty Insurance Corporation.  †

21	Direct and Indirect Subsidiaries. †

23	Consent of Independent Registered Public Accounting Firm. †

		Incorporated by Reference
Exhibit
Number	Description of Exhibit	Form	Exhibit(s)	Filing Date
31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act of 2002. †

32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act of 2002 (as indicated in Item 15 of this Annual Report on Form 10-K, this Exhibit is not being “filed”). ††

99.1	Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy and Declaration Page, Restated to Include Selected Endorsements.	10-K	99.1	March 2, 2009

99.2	Endorsement to Mortgage Guaranty Insurance Corporation’s “Flow” Master Insurance Policy Applicable to Lenders with Delegated Underwriting Authority.	10-K	99.2	March 2, 2009

99.3	Order of the Office of the Commissioner of Insurance for the State of Wisconsin dated as of January 23, 2012.	8-K	99.2	January 24, 2012

99.4	Letter Agreement dated as of November 30, 2012, by and between MGIC Investment Corporation, Mortgage Guaranty Insurance Corporation and MGIC Indemnity Corporation and Federal National Mortgage Association (including exhibits thereto and agreements incorporated therein by reference).	8-K	99.3	November 30, 2012

99.5	Letter dated November 30, 2012, by Federal Home Loan Mortgage Corporation to MGIC Indemnity Corporation and Mortgage Guaranty Insurance Corporation.	8-K	99.4	November 30, 2012

99.6	Specimen Gold Cert Endorsement	10-Q	99.7	May 10, 2012

99.7	Order of the Office of the Commissioner of Insurance for the State of Wisconsin dated as of November 29, 2012.	8-K	99.1	November 30, 2012

101
The following financial information from MGIC Investment Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011 (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (vi) the Notes to Consolidated Financial Statements and (vii) the Financial Statement Schedules.

*      Denotes a management contract or compensatory plan.

†       Filed herewith.

††     Furnished herewith.