Form 10-Q
period 2013-03-31
MGIC INVESTMENT CORP
filed 2013-05-10
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	04/30/13	337,758,169

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2013 - $4,506,873; 2012 - $4,185,937)	$4,537,762	$4,227,339
Equity securities	2,928	2,936
Total investment portfolio	4,540,690	4,230,275

Cash and cash equivalents	1,635,810	1,027,625
Accrued investment income	31,290	27,243
Reinsurance recoverable on loss reserves (note 4)	96,179	104,848
Reinsurance recoverable on paid losses	13,283	15,605
Premium receivable	72,641	67,828
Home office and equipment, net	26,863	27,190
Deferred insurance policy acquisition costs	12,208	11,245
Other assets	79,534	62,465
Total assets	$6,508,498	$5,574,324

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$3,848,348	$4,056,843
Premium deficiency reserve (note 13)	72,131	73,781
Unearned premiums	140,213	138,840
Senior notes (note 3)	99,929	99,910
Convertible senior notes (note 3)	845,000	345,000
Convertible junior debentures (note 3)	389,522	379,609
Other liabilities	335,673	283,401
Total liabilities	5,730,816	5,377,384

Contingencies (note 5)

Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 680,000; shares issued 2013 - 340,047; 2012 - 205,047; shares outstanding 2013 - 337,758; 2012 - 202,032)	340,047	205,047
Paid-in capital	1,657,567	1,135,296
Treasury stock (shares at cost 2013 - 2,289; 2012 - 3,015)	(64,435)	(104,959)
Accumulated other comprehensive loss, net of tax (note 9)	(57,801)	(48,163)
Retained deficit	(1,097,696)	(990,281)
Total shareholders' equity	777,682	196,940
Total liabilities and shareholders' equity	$6,508,498	$5,574,324

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:	(In thousands, except per share data)
Premiums written:
Direct	$254,547	$263,795
Assumed	551	641
Ceded	(6,598)	(9,450)
Net premiums written	248,500	254,986
(Increase) decrease in unearned premiums, net	(1,441)	7,419
Net premiums earned	247,059	262,405
Investment income, net of expenses	18,328	37,408
Realized investment gains, net	1,259	77,561
Total other-than-temporary impairment losses	-	-
Portion of losses recognized in other comprehensive income, before taxes	-	-
Net impairment losses recognized in earnings	-	-
Other revenue	2,539	2,309
Total revenues	269,185	379,683

Losses and expenses:
Losses incurred, net (note 12)	266,208	337,088
Change in premium deficiency reserve (note 13)	(1,650)	(14,183)
Amortization of deferred policy acquisition costs	1,697	1,670
Other underwriting and operating expenses, net	48,315	48,673
Interest expense	26,406	24,627
Total losses and expenses	340,976	397,875
Loss before tax	(71,791)	(18,192)
Provision for income taxes (note 11)	1,139	1,363

Net loss	$(72,930)	$(19,555)

Loss per share (note 6):
Basic	$(0.31)	$(0.10)
Diluted	$(0.31)	$(0.10)

Weighted average common shares outstanding - diluted (note 6)	232,348	201,528

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended  March 31, 2013 and 2012
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Net Loss	$(72,930)	$(19,555)

Other comprehensive income (loss), net of tax (note 9):

Change in unrealized investment gains and losses	(9,954)	(45,918)

Foreign currency translation adjustment	316	1,083

Other comprehensive loss, net of tax	(9,638)	(44,835)

Total comprehensive loss	$(82,568)	$(64,390)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2012 and Three Months Ended March 31, 2013
(Unaudited)

				Accumulated
				other	Retained
	Common	Paid-in	Treasury	comprehensive	earnings
	stock	capital	stock	income (loss)	(deficit)
	(In thousands)

Balance, December 31, 2011	$205,047	$1,135,821	$(162,542)	$30,124	$(11,635)

Net loss					(927,079)
Change in unrealized investment gains and losses, net	-	-	-	(78,659)	-
Reissuance of treasury stock, net	-	(8,749)	57,583	-	(51,567)
Equity compensation	-	8,224	-	-	-
Defined benefit plan adjustments, net	-	-	-	(1,221)	-
Unrealized foreign currency translation adjustment	-	-	-	1,593	-

Balance, December 31, 2012	$205,047	$1,135,296	$(104,959)	$(48,163)	$(990,281)

Net loss					(72,930)
Change in unrealized investment gains and losses, net (notes 7 and 8)	-	-	-	(9,954)	-
Common stock issuance (note 14)	135,000	528,542	-	-	-
Reissuance of treasury stock, net	-	(7,892)	40,524	-	(34,485)
Equity compensation	-	1,621	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	316	-

Balance, March 31, 2013	$340,047	$1,657,567	$(64,435)	$(57,801)	$(1,097,696)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2013 and 2012
(Unaudited)

	Three Months Ended
	March 31,

	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(72,930)	$(19,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	22,858	24,696
Deferred tax (benefit) provision	(8)	72
Realized investment gains, excluding impairment losses	(1,259)	(77,561)
Other	6,335	(2,609)
Change in certain assets and liabilities:
Accrued investment income	(4,047)	3,652
Reinsurance recoverable on loss reserves	8,669	12,318
Reinsurance recoverable on paid losses	2,322	2,401
Premiums receivable	(4,813)	3,339
Deferred insurance policy acquisition costs	(963)	(1,196)
Loss reserves	(208,495)	(348,342)
Premium deficiency reserve	(1,650)	(14,183)
Unearned premiums	1,373	(7,491)
Income taxes payable (current)	899	844
Net cash used in operating activities	(251,709)	(423,615)

Cash flows from investing activities:
Purchase of fixed maturities	(975,555)	(1,833,039)
Purchase of equity securities	(18)	(21)
Proceeds from sale of fixed maturities	361,119	1,519,761
Proceeds from maturity of fixed maturities	282,701	617,036
Net increase in payable for securities	43,435	26,685
Net cash (used in) provided by investing activities	(288,318)	330,422

Cash flows from financing activities:
Net proceeds from convertible senior notes	484,670	-
Common stock shares issued	663,542	-
Net cash provided by financing activities	1,148,212	-

Net increase (decrease) in cash and cash equivalents	608,185	(93,193)
Cash and cash equivalents at beginning of period	1,027,625	995,799
Cash and cash equivalents at end of period	$1,635,810	$902,606

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

The accompanying unaudited consolidated financial statements of MGIC Investment Corporation and its wholly-owned subsidiaries have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission (“SEC”) for interim reporting and do not include all of the other information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 included in our Annual Report on Form 10-K. As used below, “we,” “our” and “us” refer to MGIC Investment Corporation’s consolidated operations or to MGIC Investment Corporation, as the context requires.

In the opinion of management the accompanying financial statements include all adjustments, consisting primarily of normal recurring accruals, necessary to fairly state our financial position and results of operations for the periods indicated. The results of operations for the interim period may not be indicative of the results that may be expected for the year ending December 31, 2013.

Capital

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” While they vary among jurisdictions, the most common Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. As a result, at March 31, 2013, MGIC’s risk-to-capital ratio was 20.4 to 1, below the maximum allowed by the jurisdictions with Capital Requirements, and its policyholder position was $168 million above the required MPP of $1.2 billion. At March 31, 2013, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 23.1 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

At this time, we expect MGIC to continue to comply with the current Capital Requirements, although factors that could negatively affect such compliance are discussed throughout the financial statement footnotes. The remainder of the discussion in this footnote addresses circumstances that would be significant if we were not in such compliance.

The Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has waived MGIC’s compliance with Wisconsin’s Capital Requirements until December 31, 2013 (the “OCI Waiver”). The OCI, in its sole discretion, may modify, terminate or extend the OCI Waiver. If the OCI modifies or terminates its waiver, or if it fails to renew its waiver upon expiration, and if MGIC does not comply with the Capital Requirements at that time, MGIC could be prevented from writing new business in all jurisdictions. We cannot assure you that MGIC will comply with the Capital Requirements in the future. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business.

MGIC applied for waivers in the other jurisdictions with Capital Requirements and received waivers from some of them. Insurance departments, in their sole discretion, may modify, terminate or extend their waivers of Capital Requirements. If an insurance department other than the OCI modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, and if MGIC does not comply with the Capital Requirements at that time, MGIC could be prevented from writing new business in that particular jurisdiction. New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of our new insurance written in 2012 and the first quarter of 2013. Depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in that jurisdiction. The National Association of Insurance Commissioners (“NAIC”) is reviewing the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to change such requirements. Depending on the scope of proposals made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such proposals. The GSEs are also developing mortgage insurer capital standards that would replace the use of external credit ratings. Revised capital standards are expected to be released in 2013, however the timing of their implementation is unknown.

A possible future failure by MGIC to meet the Capital Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that events that may lead MGIC to fail to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions. Factors that could negatively affect MGIC’s claims paying resources are discussed throughout the financial statement footnotes.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, if MGIC is unable to do so. During 2012, MIC began writing new business on the same policy terms as MGIC in the jurisdictions where MGIC did not have active waivers of the Capital Requirements. Because MGIC again meets the Capital Requirements, MGIC will again be writing new business in all jurisdictions and MIC will suspend writing new business. As of March 31, 2013, MIC had statutory capital of $450 million and risk in force of approximately $800 million. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from the GSEs and the OCI to write business in all of the jurisdictions where MGIC may become unable to do so because those jurisdictions have not waived their Capital Requirements for MGIC.

Under an agreement in place with Fannie Mae, as amended November 30, 2012, MIC will be eligible to write mortgage insurance through December 31, 2013, in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and to obtain a waiver of them. MIC is also approved to write mortgage insurance for 60 days in jurisdictions that do not have Capital Requirements if a jurisdiction notifies MGIC that, due to its financial condition, it may no longer write new business. The agreement with Fannie Mae contains certain conditions and restrictions to its continued effectiveness including the continued effectiveness of the OCI Order.

Under a letter from Freddie Mac that was amended and restated as of November 30, 2012, Freddie Mac approved MIC to write business only in those jurisdictions (other than Wisconsin) where either (a) MGIC is unable to write business because it does not meet the Capital Requirements and does not obtain waivers of them, or (b) MGIC receives notice that it may not write business because of that jurisdiction’s view of MGIC’s financial condition. This approval of MIC, which may be withdrawn at any time, expires December 31, 2013, or earlier if a financial examination by the OCI determines that there is a reasonable probability that MGIC will be unable to honor claim obligations at any time in the five years after the examination, or if MGIC fails to honor claim payments. The approval from Freddie Mac, contains certain conditions and restrictions to its continued effectiveness, including requirements that MIC not exceed a risk-to-capital ratio of 18:1 (at March 31, 2013, MIC’s risk-to-capital ratio was 1.8 to 1); MGIC and MIC comply with all terms and conditions of the OCI Waiver; the OCI Waiver remain effective; and MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC.

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

We cannot assure you that the GSEs will approve or continue to approve MIC to write new business in all jurisdictions in which MGIC may become unable to do so, or that they will extend their approvals upon expiration. If one GSE does not approve MIC in all jurisdictions in which MGIC becomes unable to write new business, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business in all jurisdictions utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the financial strength of our insurance operations may affect its willingness to procure insurance from us.

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $136 million and $63 million were included in MGIC’s statutory capital at March 31, 2013 and December 31, 2012, respectively.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2012 amounts to conform to 2013 presentation.

Subsequent events

We have considered subsequent events through the date of this filing.

Note 2 - New Accounting Guidance

In June 2011, as amended in December 2011, new guidance was issued requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity was eliminated. Our disclosures reflected the requirements of this new guidance beginning with the first quarter of 2012. Other provisions of this guidance regarding reclassifications out of other comprehensive income were finalized in February 2013. Our disclosures reflect the requirements of this additional guidance beginning with the first quarter of 2013.

Note 3 – Debt

Senior Notes

At March 31, 2013 and December 31, 2012 we had outstanding $100.1 million of 5.375% Senior Notes due in November 2015. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at March 31, 2013.

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

There were no interest payments on the Senior Notes for the three months ended March 31, 2013 or 2012.

5% Convertible Senior Notes – due May 2017

At March 31, 2013 and December 31, 2012 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in May 2017. Interest on the 5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 5% Notes will mature on May 1, 2017. Covenants in the 5% Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the 5% Notes.

If an “events of default” under the 5% Notes occurs, including if: we fail to meet any of the covenants of the 5% Notes and such failure continues for 60 days after we receive notice from holders of 25% or more of the 5% Notes; there is a failure to pay when due at maturity or otherwise, or a default under any of our other debt results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; a final judgment for the payment of $40 million or more (excluding any amounts covered by insurance) is rendered against us or any of our subsidiaries which judgment is not discharged or stayed within certain time limits; or we fail to make a payment of principal on the 5% Notes when due or a payment of interest on the 5% Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the 5% Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of the 5% Notes would have the right to accelerate the maturity of those notes. In addition, the trustee of the 5% Notes could, independent of any action by holders, accelerate the maturity of the 5% Notes if an “event of default” occurs. The amounts we owe under the 5% Notes would also be accelerated upon certain bankruptcy or insolvency-related events involving our holding company or a Significant Subsidiary, including the failure to have dismissed or stayed a petition seeking relief under bankruptcy or insolvency laws or the consent of our holding company or a Significant Subsidiary to the appointment of an Insolvency Official for all or substantially all of their respective property. “Significant Subsidiary” is defined in Regulation S-X under the Securities Act of 1933 and is measured as of the most recently completed fiscal year. As of December 31, 2012, MGIC and MGIC Reinsurance Corporation of Wisconsin were our Significant Subsidiaries.

The 5% Notes are convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. These 5% Notes will be equal in right of payment to our other senior debt, discussed above, and will be senior in right of payment to our existing Convertible Junior Debentures, discussed below. Debt issuance costs are being amortized to interest expense over the contractual life of the 5% Notes. The provisions of the 5% Notes are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the notes, which are contained in the Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee.

There were no interest payments on the 5% Notes for the three months ended March 31, 2013 or 2012.

2% Convertible Senior Notes – due April 2020

In March 2013 we completed the sale of $500 million principal amount of 2% Convertible Senior Notes due in 2020. We received net proceeds of approximately $484.7 million after deducting underwriting discount and estimated offering expenses. See Note 14 - “Shareholders’ Equity” for information regarding the use of such proceeds. Interest on the 2% Notes will be payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The 2% Notes will mature on April 1, 2020. Subject to certain limitations the 2% Notes are convertible at the holder's option at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. Before January 1, 2020, conversions may only occur under certain circumstances, including upon redemption of the 2% Notes. On or after January 1, 2020, holders may convert their notes at any time. These 2% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our existing Convertible Junior Debentures. Debt issuance costs will be amortized to interest expense over the contractual life of the 2% Notes. Prior to April 10, 2017, the notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for at least 20 of the 30 trading days preceding notice of the redemption.

Covenants in the 2% Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the 2% Notes.

If an “events of default” under the 2% Notes occurs, including if: we fail to meet any of the covenants of the 2% Notes and such failure continues for 60 days after we receive notice from holders of 25% or more of the 2% Notes; there is a failure to pay when due at maturity or otherwise, or a default under any of our other debt results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; a final judgment for the payment of $40 million or more (excluding any amounts covered by insurance) is rendered against us or any of our subsidiaries which judgment is not discharged or stayed within certain time limits; or we fail to make a payment of principal on the 2% Notes when due or a payment of interest on the 2% Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the 2% Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of the 2% Notes would have the right to accelerate the maturity of those notes. In addition, the trustee of the 2% Notes could, independent of any action by holders, accelerate the maturity of the 2% Notes if an “event of default” occurs. The amounts we owe under the 2% Notes would also be accelerated upon certain bankruptcy or insolvency-related events involving our holding company or a Significant Subsidiary, including the failure to have dismissed or stayed a petition seeking relief under bankruptcy or insolvency laws or the consent of our holding company or a Significant Subsidiary to the appointment of an Insolvency Official for all or substantially all of their respective property.

The provisions of the 2% Notes are complex. The description above is not intended to be complete in all respects. Moreover, that description is qualified in its entirety by the terms of the notes, which are contained in the Second Supplemental Indenture, dated March 12, 2013, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee.

Convertible Junior Subordinated Debentures

At March 31, 2013 and December 31, 2012 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). The debentures have an effective interest rate of 19% that reflects our non-convertible debt borrowing rate at the time of issuance. At December 31, 2012 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $379.6 million, with the unamortized discount reflected in equity. As of March 31, 2013 the full principal amount of the debentures is reflected as a liability on our consolidated balance sheet. The debentures rank junior to all of our existing and future senior indebtedness.

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

Interest on the debentures that would have been payable on the scheduled interest payment date of October 1, 2012 had been deferred. During the deferral period the deferred interest continued to accrue and compound semi-annually at an annual rate of 9%.

On April 1, 2013 we paid the deferred interest payment, including the compound interest. The interest payment, totaling approximately $18.3 million, was made from the net proceeds of our March 2013 common stock offering. We also paid the regular April 1, 2013 interest payment due on the debentures of approximately $17.5 million. We continue to have the right to defer interest that is payable on subsequent scheduled interest payment dates. Any deferral of such interest would be on terms equivalent to those described above.

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

The debentures are currently convertible, at the holder's option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures at any time prior to the maturity date. This represents an initial conversion price of approximately $13.50 per share. If a holder elects to convert their debentures, deferred interest owed on the debentures being converted is also converted into shares of our common stock. The conversion rate for any deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert. In lieu of issuing shares of common stock upon conversion of the debentures, we may, at our option, make a cash payment to converting holders for all or some of the shares of our common stock otherwise issuable upon conversion.

There were no interest payments on the debentures for the three months ended March 31, 2013 or 2012.

All debt

The par value and fair value of our debt at March 31, 2013 and December 31, 2012 appears in the table below.

	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013
Liabilities:
Senior Notes	$100,118	$98,266	$98,266	$-	$-
Convertible Senior Notes due 2017	345,000	341,550	341,550	-	-
Convertible Senior Notes due 2020	500,000	511,565	511,565	-	-
Convertible Junior Subordinated Debentures	389,522	390,009	-	390,009	-
Total Debt	$1,334,640	$1,341,390	$951,381	$390,009	$-

December 31, 2012
Liabilities:
Senior Notes	$100,118	$79,594	$79,594	$-	$-
Convertible Senior Notes due 2017	345,000	242,880	242,880	-	-
Convertible Junior Subordinated Debentures	389,522	173,096	-	173,096	-
Total Debt	$834,640	$495,570	$322,474	$173,096	$-

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

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At March 31, 2013, we had approximately $671 million in cash and investments at our holding company. The net unrealized gains on our holding company investment portfolio were approximately $1.3 million at March 31, 2013. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 2.0 years at March 31, 2013.

Note 4 – Reinsurance

MGIC has obtained both captive and non-captive reinsurance in the past. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance.

Since June 2005, various state and federal regulators have conducted investigations or requested information regarding captive mortgage reinsurance arrangement in which we participated. In January 2012, we received correspondence from the Consumer  Financial Protection Bureau (“CFPB”) indicating that it was investigating captive reinsurance arrangements in the mortgage insurance industry. The correspondence requested, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. In June 2012, we received a Civil Investigative Demand (“CID”) from the CFPB requiring additional information and documentation regarding captive mortgage reinsurance.

In April 2013, the U.S. District Court approved a settlement between MGIC and the CFPB that resolves a previously-disclosed, nearly five-year-old federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concludes the investigation with respect to MGIC without the CFPB making any findings of wrongdoing. Three other mortgage insurers agreed to similar settlements. As part of the settlements, MGIC and the three other mortgage insurers agreed that they would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off.

Captive agreements were written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $96 million at March 31, 2013 which was supported by $289 million of trust assets, while at December 31, 2012 the reinsurance recoverable on loss reserves related to captives was $104 million which was supported by $303 million of trust assets. As of March 31, 2013 and December 31, 2012 there was an additional $25 million of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. Trust fund assets of $3 million and $0.4 million were transferred to us as a result of captive terminations during the first three months of 2013 and 2012, respectively.

The CFPB's investigation involved captive reinsurance. In April 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers. These reinsurers are not captive reinsurers. The reinsurance agreement applies to new insurance written between April 1, 2013 and December 31, 2015 (with limited exclusions) and covers incurred losses, with renewal premium through December 31, 2018. Early termination is possible under specified scenarios. The structure of the reinsurance agreement is a 30% quota share, with a 20% ceding commission as well as a profit commission.

Note 5 – Litigation and Contingencies

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, have been named as defendants in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Four of those cases have previously been dismissed. The complaints in all eight of the remaining cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

See Note 4 - “Reinsurance” for a discussion of MGIC’s recent settlement with the CFPB.  In connection with the settlement, MGIC paid a civil penalty of $2.65 million.

We remain subject to various state investigations or information requests regarding captive mortgage reinsurance arrangements, including (1) a request received by MGIC in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation; and (2) requests received from the Minnesota Department of Commerce beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief, including civil penalties and injunctions against violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

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

Since December 2009, we have been involved in legal proceedings with Countrywide Home Loans (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA”) and collectively with CHL, “Countrywide”) in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to rescissions of insurance and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans. From January 1, 2008 through March 31, 2013, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with mediation we were holding with Countrywide, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement. As of March 31, 2013, coverage on approximately 2,300 loans, representing total potential claim payments of approximately $170 million, that we had determined was rescindable, was affected by our decision to suspend such rescissions.

In April 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices.

The agreement with BANA covers loans which had been sold to the GSEs by CHL, including loans subsequently repurchased by BANA, as well as other CHL-originated loans currently owned by BANA or one of its affiliates.  Implementation of the BANA Agreement is subject to consent and approval by both GSEs. The agreement with CHL covers loans which were purchased by non-GSE investors, including securitization trusts (the “other investors”). The CHL Agreement will not be implemented until the implementation of the BANA Agreement and then will be implemented only as and to the extent that it is approved by or on behalf of the other investors. While there can be no assurance that the Agreements will be implemented, we have determined that their implementation is probable.

Under the Agreements, the parties are seeking to stay their pending arbitration proceedings. Upon implementation of the BANA Agreement, the pending arbitration proceedings concerning the loans covered by the BANA Agreement will be dismissed, and the parties will provide mutual releases. Upon obtaining a specified number of consents by or on behalf of the other investors and also upon the conclusion of the period in the CHL Agreement for obtaining consents by or on behalf of the other investors, all legal proceedings will be dismissed and the parties will provide mutual releases, in each case limited as to the loans held by the other investors that consent to the CHL Agreement.

We are also discussing a settlement of a dispute with another customer and have also determined that it is probable we will reach a settlement with this customer. As of March 31, 2013, coverage on approximately 300 loans, representing total potential claim payments of approximately $20 million, was affected by our decision to suspend rescissions for that customer.

We recorded the estimated impact of the two probable settlements referred to above in our financial statements for the quarter ending December 31, 2012. The aggregate impact to loss reserves for the probable settlement agreements was an increase of approximately $100 million. This impact was somewhat offset by impacts to our return premium accrual and premium deficiency reserve. There was no additional charge in the first quarter of 2013 as a result of executing these agreements, as the financial impact was in line with our original estimations. If we are not able to implement the Agreements, we intend to defend MGIC against any related legal proceedings, vigorously.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. The settlement with Countrywide may encourage other customers to pursue remedies against us. From January 1, 2008 through March 31, 2013, we estimate that total rescissions mitigated our incurred losses by approximately $2.9 billion, which included approximately $2.9 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At March 31, 2013, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.2 billion.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2012 and the first quarter of 2013, curtailments reduced our average claim paid by approximately 4.1% and 4.7%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments.

After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid. Historically, we have not had material disputes regarding our curtailments or other adjustments.

The Agreements referred to above do not resolve assertions by Countrywide that MGIC has improperly curtailed numerous insurance coverage claims. Countrywide has asserted that the amount of disputed curtailments approximates $40 million. MGIC and Countrywide have agreed to mediate this matter and to enter into arbitration if the mediation does not resolve the matter. We do not believe a loss is probable regarding this curtailment dispute and have not accrued any reserves that would reflect an adverse outcome to this dispute. We intend to defend vigorously our position regarding the correctness of these curtailments under our insurance policy. Although we have not had other material objections to our curtailment and adjustment practices, there can be no assurances that we will not face additional challenges to such practices.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Two of those lawsuits remain pending and the other six lawsuits have been dismissed without any further opportunity to appeal.  The damages sought in the remaining cases are substantial. We deny any wrongdoing and intend to defend ourselves against the allegations in the lawsuits, vigorously.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. These obligations have been primarily funded by contributions from our holding company and, in part, from the operations of the subsidiary. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs in previous years. Historically, a material portion of our new insurance written through the flow channel has involved loans for which that subsidiary provided contract underwriting services, including new insurance written between 2006 and 2008. Claims for remedies may be made a number of years after the underwriting work was performed. We believe the rescission of mortgage insurance coverage on loans for which the subsidiary provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for each of the first three months of 2013 and 2012 was not significant.

See Note 11 – “Income Taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (Loss) per Share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 1.2 million and 1.1 million for the three months ended March 31, 2013 and 2012, respectively, because they were anti-dilutive due to our reported net loss. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended March 31, 2013 and 2012 common stock equivalents of 77.3 million and 56.0 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended
	March 31,

	2013	2012
	(In thousands, except per share data)

Basic earnings per share:
Weighted average common shares outstanding	232,348	201,528
Net loss	$(72,930)	$(19,555)
Basic loss per share	$(0.31)	$(0.10)

Diluted earnings per share:
Weighted-average shares - Basic	232,348	201,528
Common stock equivalents	-	-

Weighted-average shares - Diluted	232,348	201,528

Net loss	$(72,930)	$(19,555)
Diluted loss per share	$(0.31)	$(0.10)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at March 31, 2013 and December 31, 2012 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$882,336	$2,967	$(568)	$884,735
Obligations of U.S. states and political subdivisions	783,756	16,069	(383)	799,442
Corporate debt securities	1,693,146	13,683	(3,649)	1,703,180
Asset-backed securities	329,493	1,315	(69)	330,739
Residential mortgage-backed securities	432,977	923	(5,940)	427,960
Commercial mortgage-backed securities	232,936	407	(1,680)	231,663
Collateralized loan obligations	19,897	4	-	19,901
Debt securities issued by foreign sovereign governments	132,332	8,231	(421)	140,142
Total debt securities	4,506,873	43,599	(12,710)	4,537,762
Equity securities	2,815	115	(2)	2,928

Total investment portfolio	$4,509,688	$43,714	$(12,712)	$4,540,690

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$863,282	$3,040	$(71)	$866,251
Obligations of U.S. states and political subdivisions	795,935	16,965	(506)	812,394
Corporate debt securities	1,469,844	13,813	(2,716)	1,480,941
Asset-backed securities	322,802	1,657	(23)	324,436
Residential mortgage-backed securities	451,352	871	(1,314)	450,909
Commercial mortgage-backed securities	150,232	524	(414)	150,342
Debt securities issued by foreign sovereign governments	132,490	9,784	(208)	142,066
Total debt securities	4,185,937	46,654	(5,252)	4,227,339
Equity securities	2,797	139	-	2,936

Total investment portfolio	$4,188,734	$46,793	$(5,252)	$4,230,275

(1) At March 31, 2013 and December 31, 2012, there were no other-than-temporary impairment losses recorded in other comprehensive income.

Our foreign investments primarily consist of the investment portfolio supporting our Australian domiciled subsidiary. This portfolio is comprised of Australian government and semi government securities, representing 87% of the market value of our foreign investments with the remaining 11% invested in corporate securities and 2% in cash equivalents. Ninety-two percent of the Australian portfolio is rated AAA, by one or more of Moody’s, Standard & Poor’s and Fitch Ratings, and the remaining 8% is rated AA.

The amortized cost and fair values of debt securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
March 31, 2013	Cost	Value
	(In thousands)

Due in one year or less	$959,410	$961,273
Due after one year through five years	1,558,703	1,581,603
Due after five years through ten years	600,924	608,277
Due after ten years	372,533	376,346

	$3,491,570	$3,527,499

Asset-backed securities	329,493	330,739
Residential mortgage-backed securities	432,977	427,960
Commercial mortgage-backed securities	232,936	231,663
Collateralized loan obligations	19,897	19,901

Total at March 31, 2013	$4,506,873	$4,537,762

At March 31, 2013 and December 31, 2012, the investment portfolio had gross unrealized losses of $12.7 million and $5.3 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2013	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$107,846	$568	$-	$-	$107,846	$568
Obligations of U.S. states and political subdivisions	102,228	383	56	-	102,284	383
Corporate debt securities	547,075	3,646	3,321	3	550,396	3,649
Asset-backed securities	81,463	69	-	-	81,463	69
Residential mortgage-backed securities	307,541	5,586	18,132	354	325,673	5,940
Commercial mortgage-backed securities	139,102	1,680	-	-	139,102	1,680
Debt securities issued by foreign sovereign governments	22,711	421	-	-	22,711	421
Equity securities	135	2	-	-	135	2
Total investment portfolio	$1,308,101	$12,355	$21,509	$357	$1,329,610	$12,712

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S.government corporations and agencies	$24,094	$71	$-	$-	$24,094	$71
Obligations of U.S. states and political subdivisions	156,111	505	1,006	1	157,117	506
Corporate debt securities	280,765	2,714	3,353	2	284,118	2,716
Asset-backed securities	29,675	23	-	-	29,675	23
Residential mortgage-backed securities	315,000	982	19,939	332	334,939	1,314
Commercial mortgage-backed securities	72,689	414	-	-	72,689	414
Debt securities issued by foreign sovereign governments	14,695	208	-	-	14,695	208
Total investment portfolio	$893,029	$4,917	$24,298	$335	$917,327	$5,252

The unrealized losses in all categories of our investments at March 31, 2013 and December 31, 2012 were primarily caused by the difference in interest rates at March 31, 2013 and December 31, 2012, respectively, compared to interest rates at the time of purchase.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During each of the first three months of 2013 and 2012 there were no other-than-temporary impairments (“OTTI”) recognized.

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$1,257	$75,339
Equity securities	2	382
Other	-	1,840

	$1,259	$77,561

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$1,934	$80,035
Losses on sales	(675	(2,474)
Impairment losses	-	-

	$1,259	$77,561

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

Assets classified as Level 3 are as follows:

•
Securities available-for-sale classified in Level 3 are not readily marketable and are valued using internally developed models based on the present value of expected cash flows. Our Level 3 securities, at December 31, 2012, primarily consisted of auction rate securities for which observable inputs or value drivers were unavailable. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value of these assets at December 31, 2012.  The DCF model for estimating the fair value of the auction rate securities as of December 31, 2012 was based on the following key assumptions:

o	Nominal credit risk as substantially all of the underlying collateral of these securities is ultimately guaranteed by the United States Department of Education;
o	Time to liquidity through December 31, 2013;
o	Continued receipt of contractual interest; and
o	Discount rates ranging from 16.87% to 18.35%, which include a spread for liquidity risk.

During the first three months of 2013 we sold our remaining auction rate securities.  At March 31, 2013, the majority of the $3 million balance of Level 3 securities is state premium tax credit investments.  The state premium tax credit investments have an average maturity of under 5 years, credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.5%.

•
Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of March 31, 2013 and December 31, 2012:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2013

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$884,735	$884,735	$-	$-
Obligations of U.S. states and political subdivisions	799,442	-	796,485	2,957
Corporate debt securities	1,703,180	-	1,703,180	-
Asset-backed securities	330,739	-	330,739	-
Residential mortgage-backed securities	427,960	-	427,960	-
Commercial mortgage-backed securities	231,663	-	231,663	-
Collateralized loan obligations	19,901	-	19,901	-
Debt securities issued by foreign sovereign governments	140,142	140,142	-	-
Total debt securities	4,537,762	1,024,877	3,509,928	2,957
Equity securities	2,928	2,607	-	321
Total investments	$4,540,690	$1,027,484	$3,509,928	$3,278
Real estate acquired (1)	$7,524	$-	$-	$7,524

December 31, 2012

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$866,251	$866,251	$-	$-
Obligations of U.S. states and political subdivisions	812,394	-	809,264	3,130
Corporate debt securities	1,480,941	-	1,463,827	17,114
Asset-backed securities	324,436	-	324,436	-
Residential mortgage-backed securities	450,909	-	450,909	-
Commercial mortgage-backed securities	150,342	-	150,342	-
Debt securities issued by foreign sovereign governments	142,066	142,066	-	-
Total debt securities	4,227,339	1,008,317	3,198,778	20,244
Equity securities	2,936	2,615	-	321
Total investments	$4,230,275	$1,010,932	$3,198,778	$20,565
Real estate acquired (1)	$3,463	$-	$-	$3,463

(1)	Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during the first three months of 2013 or 2012.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three months ended March 31, 2013 and 2012 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	-	(225)	-	(225)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,302)
Purchases	30	-	-	30	8,014
Sales	(203)	(16,889)	-	(17,092)	(2,651)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at March 31, 2013	$2,957	$-	$321	$3,278	$7,524

Amount of total losses included in earnings for the three months ended March 31, 2013 attributable to the change in unrealized losses on assets still held at March 31, 2013	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(1,950)	(381)	-	(2,331)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(316)
Included in other comprehensive income	1,869	277	-	2,146	-
Purchases	27	-	-	27	2,082
Sales	(18,656)	(9,006)	-	(27,662)	(1,047)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at March 31, 2012	$95,516	$51,118	$321	$146,955	$2,340

Amount of total losses included in earnings for the three months ended March 31, 2012 attributable to the change in unrealized losses on assets still held at March 31, 2012	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.” Fair value disclosures related to our debt are included in Note 3 – “Debt.”

Note 9 – Other Comprehensive Income

Our other comprehensive income for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended
	March 31, 2013
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(10,539)	$3,592	$(3,007)	$(9,954)
Unrealized foreign currency translation adjustment	486	(170)	-	316

Other comprehensive income (loss)	$(10,053)	$3,422	$(3,007)	$(9,638)

	Three Months Ended
	March 31, 2012
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(46,926)	$16,256	$(15,248)	$(45,918)
Unrealized foreign currency translation adjustment	1,667	(584)	-	1,083

Other comprehensive income (loss)	$(45,259)	$15,672	$(15,248)	$(44,835)

See Note 11 – “Income Taxes” for a discussion of the valuation allowance.

Total accumulated other comprehensive income and changes in accumulated other comprehensive income, including amounts reclassified from other comprehensive income, are included in the table below.

	Three Months Ended
	March 31, 2013
	Unrealized gains and
	losses on available-		Defined benefit	Foreign currency
	for-sale securities		plans	translation	Total
	(In thousands)

Balance at December 31, 2012, before tax	$41,541		$(71,804)	$32,747	$2,484

Other comprehensive income (loss) before reclassifications	(8,467)		-	486	(7,981)
Amounts reclassified from accumulated other comprehensive income (loss)	2,072	(1)	-	-	2,072
Net current period other comprehensive income (loss)	(10,539)		-	486	(10,053)

Balance at March 31, 2013, before tax	31,002		(71,804)	33,233	(7,569)

Tax effect (2)	(66,054)		26,940	(11,118)	(50,232)

Balance at March 31, 2013, net of tax	$(35,052)		$(44,864)	$22,115	$(57,801)

(1) During the three months ended March 31, 2013, unrealized gains and losses of $2.1 million were reclassified to the Consolidated Statement of Operations and included in Realized investment gains.
(2)Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended March 31,
	Pension and Supplemental		Other Postretirement
	Executive Retirement Plans		Benefits
	2013	2012	2013	2012
	(In thousands)

Service cost	$2,717	$2,390	$194	$309
Interest cost	3,799	4,106	154	292
Expected return on plan assets	(5,038)	(4,516)	(920)	(790)
Recognized net actuarial loss	1,516	1,478	-	210
Amortization of prior service cost	125	161	(1,663)	(1,554)

Net periodic benefit cost	$3,119	$3,619	$(2,235)	$(1,533)

We currently intend to make a $10 million contribution to the pension plan during 2013.

Under Statement of Statutory Accounting Principles (“SSAP”) No. 92 and No. 102, which became effective January 1, 2013, the measurement of pension and other postretirement benefit liabilities will begin to include non-vested employees. This measurement, referred to as the projected benefit obligation, is the measurement currently used under GAAP. The new SSAPs did not have a material impact on our statutory benefit obligations or statutory surplus.

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

The effect of the change in valuation allowance on the benefit from income taxes was as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Benefit from income taxes	$(21,590)	$(6,062)
Change in valuation allowance	22,729	7,425

Provision for income taxes	$1,139	$1,363

The increase in the valuation allowance that was included in other comprehensive income for the three months ended March 31, 2013 and 2012 was $3.0 million and $15.2 million, respectively.  The total valuation allowance as of March 31, 2013 and December 31, 2012 was $991.7 million and $966.0 million, respectively.

We have approximately $2.6 billion of net operating loss carryforwards on a regular tax basis and $1.7 billion of net operating loss carryforwards for computing the alternative minimum tax as of March 31, 2013. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

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

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million to the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. We currently expect to receive a statutory notice of deficiency (commonly referred to as a “90-day letter”) for the disputed amounts in the second quarter of 2013. We would then be required to litigate the validity of the assessments in order to avoid payment to the IRS of the entire amount assessed. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see Note 1 – “Nature of Business - Capital.”

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

The following table provides a reconciliation of beginning and ending loss reserves for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Reserve at beginning of period	$4,056,843	$4,557,512
Less reinsurance recoverable	104,848	154,607
Net reserve at beginning of period (1)	3,951,995	4,402,905

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	268,793	280,565
Prior years (2)	(2,585)	56,523
Subtotal (3)	266,208	337,088

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	246	280
Prior years	468,933	673,257
Reinsurance terminations (4)	(3,145)	(425)
Subtotal (5)	466,034	673,112

Net reserve at end of period (6)	3,752,169	4,066,881
Plus reinsurance recoverables	96,179	142,289

Reserve at end of period	$3,848,348	$4,209,170

(1)	At December 31, 2012 and 2011, the estimated reduction in loss reserves related to rescissions approximated $0.2 billion and $0.7 billion, respectively.
(2)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(3)	Rescissions did not have a significant impact on incurred losses in the three months ended March 31, 2013 or 2012.
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

(5)
Rescissions mitigated our paid losses by an estimated $35 million in the three months ended March 31, 2013 and by an estimated $0.1 billion in the three months ended March 31, 2012, which excludes amounts that may have been applied to a deductible.

(6)	At March 31, 2013 and 2012, the estimated reduction in loss reserves related to rescissions approximated $0.2 billion and $0.6 billion, respectively.

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

Losses incurred on default notices received in the current year decreased slightly in the first quarter of 2013 compared to the same period in 2012, primarily due to a decrease in the number of new default notices received, net of cures, somewhat offset by a smaller benefit from captive arrangements.

The prior year development of the reserves in the first quarter of 2013 and 2012 is reflected in the table below.

	Three months ended March 31,
	2013	2012
	(In millions)
Prior year loss development (1):

(Decrease) increase in estimated claim rate on primary defaults	$(15)	$50
Increase in estimated severity on primary defaults	20	-
Change in estimates related to pool reserves, LAE reserves and reinsurance	(8)	6
Total prior year loss development	$(3)	$56

(1) A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

The prior year loss development was based on the resolution of approximately 23% and 22% for the three months ended March 31, 2013 and 2012, respectively of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. Based on recent experience, in the first quarter of 2013, we have lowered our estimated claim rate on defaults that were 12 or fewer months delinquent.  This was partially offset by an increase in our estimated claim rate on defaults that were more than 12 months delinquent. In the first quarter of 2012, our estimated claim rates increased on defaults that were more than 12 months delinquent.

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

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at March 31, 2013 and December 31, 2012 and approximated $136 million and $134 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

A rollforward of our primary default inventory for the three months ended March 31, 2013 and 2012 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three Months Ended
	March 31,
	2013	2012

Default inventory at beginning of period	139,845	175,639
New Notices	27,864	34,781
Cures	(31,122)	(37,144)
Paids (including those charged to a deductible or captive)	(9,445)	(11,909)
Rescissions and denials	(532)	(894)
Default inventory at end of period	126,610	160,473

Pool insurance notice inventory decreased from 8,594 at December 31, 2012 to 7,890 at March 31, 2013. The pool insurance notice inventory was 26,601 at March 31, 2012. During the third quarter of 2012, approximately 15,600 pool notices were removed from the pool notice inventory due to the exhaustion of the aggregate loss on a pool policy we had with Freddie Mac.

The decrease in the primary default inventory experienced during 2013 and 2012 was generally across all markets and all book years. However, the percentage of loans in the inventory that have been in default for 12 or more consecutive months has increased, as shown in the table below. Historically as a default ages it becomes more likely to result in a claim. The percentage of loans that have been in default for 12 or more consecutive months has been affected by our suspended rescissions discussed below.

Aging of the Primary Default Inventory

	March 31,		December 31,		March 31,
	2013		2012		2012

Consecutive months in default
3 months or less	17,973	14%	23,282	17%	22,516	14%
4 - 11 months	32,662	26%	34,688	25%	45,552	28%
12 months or more	75,975	60%	81,875	58%	92,405	58%

Total primary default inventory	126,610	100%	139,845	100%	160,473	100%

Primary claims received inventory included in ending default inventory (1)	10,924	9%	11,731	8%	12,758	8%

(1) Our claims received inventory includes suspended rescission as discussed in Note 5 – “Litigation and Contingencies.” In connection with the Countrywide proceedings, we have voluntarily suspended rescissions of coverage related to loans that we believed would be included in a potential resolution. As of March 31, 2013, coverage on approximately 2,300 loans, representing total potential claim payments of approximately $170 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. As of March 31, 2013, coverage on approximately 300 loans, representing total potential claim payments of approximately $20 million, was affected by our decision to suspend rescissions for another customer for which we also consider settlement probable. In addition, as of March 31, 2013, coverage on approximately 265 loans, representing total potential claim payments of approximately $19 million, was affected by our decision to suspend rescissions for customers other than those for which we consider settlement probable, as defined in ASC 450-20.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	March 31,		December 31,		March 31,
	2013		2012		2012

3 payments or less	28,376	23%	34,245	24%	33,579	21%
4 - 11 payments	32,253	25%	34,458	25%	45,539	28%
12 payments or more	65,981	52%	71,142	51%	81,355	51%

Total primary default inventory	126,610	100%	139,845	100%	160,473	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012 and the first quarter of 2013, rescissions mitigated our paid losses by approximately $0.3 billion and $35 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, less than 8% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, the number of rescissions that we have reversed has been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2012 or in the first quarter of 2013. At both March 31, 2013 and December 31, 2012, we estimate that our loss reserves were benefited from anticipated rescissions by approximately $0.2 billion. We expect that the reduction of our loss reserves due to rescissions will decline. For information about two settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

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

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For approximately 40% of our rescissions since the beginning of 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are sometimes unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not generally include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings. For more information about these legal proceeding regarding rescissions, see Note 5 – “Litigation and Contingencies.”

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At March 31, 2013 and December 31, 2012 the estimate of this liability totaled $13 million and $18 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

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

As discussed in Note 5 – “Litigation and Contingencies,” in April 2013, we entered into two agreements to resolve our dispute with Countrywide regarding rescissions. Implementation of the agreements is subject to various conditions. The resolutions of that and other disputes, assuming they occur, may encourage other customers to seek remedies against us. We continue to be involved in legal proceedings with other customers with respect to rescissions that we do not consider to be collectively material in amount. We also continue to discuss with customers their objections to rescissions that are material when all such discussions are considered in the aggregate, and have reached settlement terms with several of our significant customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of March 31, 2013, approximately 265 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend such rescissions. These amounts do not include loans covered by the two Countrywide agreements referred to above nor do they include loans of a customer for which we consider a settlement agreement probable, as defined in ASC 450-20. Although it is reasonably possible that, when the discussions or legal proceedings with customers regarding rescissions are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at March 31, 2013, December 31, 2012 and March 31, 2012 appear in the table below.

	March 31,	December 31,	March 31,
	2013	2012	2012
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(808)	$(840)	$(903)

Established loss reserves	736	766	782

Net deficiency	$(72)	$(74)	$(121)

The decrease in the premium deficiency reserve for the three months ended March 31, 2013 and 2012 was $2 million and $14 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the three months ended March 31, 2013 is primarily related to higher estimated ultimate losses. The net change in assumptions for the three months ended March 31, 2012 is primarily related to higher estimated ultimate premiums.

	Three Months Ended March 31,
	2013		2012
	(In millions)

Premium Deficiency Reserve at beginning of period		$(74)		$(135)

Paid claims and loss adjustment expenses	$58		$76
Decrease in loss reserves	(30)		(44)
Premium earned	(23)		(28)
Effects of present valuing on future premiums, losses and expenses	(2)		-

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		3		4

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		(1)		10

Premium Deficiency Reserve at end of period		$(72)		$(121)

(1)  A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of the prior premium deficiency reserve.

Note 14 – Shareholders’ Equity

In March 2013 we completed the public offering and sale of 135 million shares of our common stock at a price of $5.15 per share. We received net proceeds of approximately $663.5 million, after deducting underwriting discount and estimated offering expenses. The shares of common stock sold were newly issued shares.

In March 2013 we also concurrently completed the sale of $500 million principal amount of 2% Convertible Senior Notes due in 2020.  For more information, see Note 3 - “Debt.”

In March 2013 we contributed $800 million to MGIC to increase its capital as discussed in Note 1 – “Basis of Presentation - Capital.” We intend to use the remaining net proceeds from the offerings for general corporate purposes, which may include further increasing the capital of MGIC and other subsidiaries and improving liquidity by providing funds for debt service.

We have a Shareholders Rights Agreement which was approved by shareholders (the “Agreement”) dated July 25, 2012, as amended through March 11, 2013, that seeks to diminish the risk that our ability to use our net operating losses (“NOLs”) to reduce potential future federal income tax obligations may become substantially limited and to deter certain abusive takeover practices. The benefit of the NOLs, would be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, if we were to experience an “ownership change” as defined by Section 382 of the Internal Revenue Code.

Under the Agreement each outstanding share of our Common Stock is accompanied by one Right. The Distribution Date occurs on the earlier of ten days after a public announcement that a person has become an Acquiring Person, or ten business days after a person announces or begins a tender offer in which consummation of such offer would result in a person becoming an Acquiring Person. An Acquiring Person is any person that becomes, by itself or together with its affiliates and associates, a beneficial owner of 5% or more of the shares of our Common Stock then outstanding, but excludes, among others, certain exempt and grandfathered persons as defined in the Agreement. The Rights are not exercisable until the Distribution Date. Each Right will initially entitle shareholders to buy one-tenth of one share of our Common Stock at a Purchase Price of $14 per full share (equivalent to $1.40 for each one-tenth share), subject to adjustment. Each exercisable Right (subject to certain limitations) will entitle its holder to purchase, at the Rights’ then-current Purchase Price, a number of our shares of Common Stock (or if after the Shares Acquisition Date, we are acquired in a business combination, common shares of the acquiror) having a market value at the time equal to twice the Purchase Price. The Rights will expire on August 1, 2015, or earlier as described in the Agreement. The Rights are redeemable at a price of $0.001 per Right at any time prior to the time a person becomes an Acquiring Person. Other than certain amendments, the Board of Directors may amend the Rights in any respect without the consent of the holders of the Rights.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Through our subsidiaries MGIC and MIC, we are the leading provider of private mortgage insurance in the United States, as measured by insurance in force, to the home mortgage lending industry.

As used below, “we” and “our” refer to MGIC Investment Corporation’s consolidated operations. The discussion below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2012.  We refer to this Discussion as the “10-K MD&A.” In the discussion below, we classify, in accordance with industry practice, as “full documentation” loans approved by GSE and other automated underwriting systems under “doc waiver” programs that do not require verification of borrower income. For additional information about such loans, see footnote (3) to the composition of primary default inventory table under “Results of Consolidated Operations-Losses-Losses incurred” below. The discussion of our business in this document generally does not apply to our Australian operations which have historically been immaterial. The results of our operations in Australia are included in the consolidated results disclosed. For additional information about our Australian operations, see our risk factor titled “Our Australian operations may suffer significant losses” and “Overview—Australia” in our 10-K MD&A.

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

Outlook

In today’s environment, many low down payment mortgages are securitized as Ginne Mae securities, whose terms require such mortgages to be insured or guaranteed by specified instrumentalities of the federal government such as the FHA. Most of the remaining low down payment mortgages are sold to the GSEs.  For a number of years, substantially all of the loans we insure have been sold to the GSEs, which have been in conservatorship since late 2008.  The timing of the conclusion of the conservatorship and the role in the secondary mortgage market, if any, of the GSEs post-conservatorship will be determined by Congress.  The scope of the FHA’s market presence may also change in connection with the determination of the future of the GSEs. There are pending regulatory changes that could impact mortgage lenders and thereby affect demand for private mortgage insurance; see our risk factors titled “The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance” and “The implementation of the Basel III capital accord, or other changes to our customers’ capital requirements, may discourage the use of mortgage insurance.”  Furthermore, capital standards for private mortgage insurers are being revised; see “Capital” below. While we strongly believe private mortgage insurance should be an integral part of credit enhancement in a future mortgage market, the role of private mortgage insurance in that market cannot be predicted.

Capital

Insurance regulators

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” While they vary among jurisdictions, the most common Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1.

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. As a result, at March 31, 2013, MGIC’s risk-to-capital ratio was 20.4 to 1, below the maximum allowed by the jurisdictions with Capital Requirements, and its policyholder position was $168 million above the required minimum policyholders position of $1.2 billion. At March 31, 2013, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 23.1 to 1.

At this time, we expect MGIC to continue to comply with the current Capital Requirements, although you should read our financial statement footnotes and our risk factors for information about factors that could negatively affect such compliance.

The NAIC is reviewing the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to change such requirements. Depending on the scope of proposals made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such proposals. The GSEs are also developing mortgage insurer capital standards that would replace the use of external credit ratings. Revised capital standards are expected to be released in 2013, however the timing of their implementation is unknown.

A possible future failure by MGIC to meet the Capital Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that events that may lead MGIC to fail to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions. You should read our financial statement footnotes and our risk factors for additional information about factors that could negatively affect MGIC’s claims paying resources.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, if MGIC is unable to do so. During 2012, MIC began writing new business on the same policy terms as MGIC in the jurisdictions where MGIC did not have active waivers of the Capital Requirements. Because MGIC again meets the Capital Requirements, MGIC will again be writing new business in all jurisdictions and MIC will suspend writing new business. As of March 31, 2013, MIC had statutory capital of $450 million and risk in force of approximately $800 million. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from the GSEs and the OCI to write business in all of the jurisdictions where MGIC may become unable to do so because those jurisdictions have not waived their Capital Requirements for MGIC.

GSEs

The GSEs have approved MGIC as an eligible mortgage insurer, under remediation plans, even though our insurer financial strength (IFS) rating is below the published GSE minimum.  The GSEs may change the requirements under our remediation plans.  This possibility could result from changes imposed on the GSEs by their regulator or due to an actual or GSE-projected deterioration in our capital position. For additional information about this challenge see our risk factors titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements,” “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis” and “We have reported losses for the last six years, expect to continue to report annual net losses, and cannot assure you when we will return to profitability.”

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the Federal Housing Administration (“FHA”) or another federal agency. In March 2011, federal regulators requested public comments on a proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. None of our new risk written in 2012 or the first quarter of 2013 was on loans that would qualify as QRMs under the March 2011 proposed rules.

The regulators also requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90% and higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 22% and 23% of our new risk written in 2012 and the first quarter of 2013, respectively, was on loans that would have met the alternative QRM definition. The regulators also requested that the public comments include information that may be used to assess whether mortgage insurance reduces the risk of default. We submitted a comment letter, including studies to the effect that mortgage insurance reduces the risk of default.

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

In January 2013, the CFPB issued the final rule defining QM, in order to implement laws requiring lenders to consider a borrower’s ability to repay a home loan before extending credit. The QM rule prohibits loans with certain features, such as negative amortization, points and fees in excess of 3% of the loan amount, and terms exceeding 30 years, from being considered QMs. The rule also establishes general underwriting criteria for QMs including that a borrower have a total debt-to-income ratio of less than or equal to 43%. The rule provides a temporary category of QMs that have more flexible underwriting requirements so long as they satisfy the general product feature requirements of QMs and so long as they meet the underwriting requirements of the GSEs or those of the U.S. Department of Housing and Urban Development, Department of Veterans Affairs or Rural Housing Service (collectively, “Other Federal Agencies”). While the debt-to-income ratio contained in our underwriting guidelines exceeds the general requirements of the QM definition, it is within the underwriting guidelines of the GSEs. The temporary category of QMs that meet the underwriting requirements of the GSEs or the Other Federal Agencies will phase out when the GSEs or the Other Federal Agencies issue their own qualified mortgage rules, if the GSEs’ conservatorship ends, and in any case after seven years. We expect that most lenders will be reluctant to make loans that do not qualify as QMs because they will not be entitled to the presumptions about compliance with the ability-to-pay requirements. Given the credit characteristics presented to us, we estimate that 99% of our new risk written in 2012 and the first quarter of 2013 was for mortgages that would have met the QM definition and 91% and 90% of our new risk written in 2012 and the first quarter of 2013, respectively, was for mortgages that would have met the QM definition even without the temporary category allowed for mortgages that meet the GSEs’ underwriting requirements. In making these estimates, we have not considered the limitation on points and fees because the information is not available to us. We do not believe such limitation would materially affect the percentage of our new risk written meeting the QM definition. The QM rule is scheduled to become effective in January 2014.

GSE Reform

The Federal Housing Finance Agency (“FHFA”) is the conservator of the GSEs and has the authority to control and direct their operations. The increased role that the federal government has assumed in the residential mortgage market through the GSE conservatorship may increase the likelihood that the business practices of the GSEs change in ways that have a material adverse effect on us. In addition, these factors may increase the likelihood that the charters of the GSEs are changed by new federal legislation. The Dodd-Frank Act required the U.S. Department of the Treasury to report its recommendations regarding options for ending the conservatorship of the GSEs. This report was released in February 2011 and while it does not provide any definitive timeline for GSE reform, it does recommend using a combination of federal housing policy changes to wind down the GSEs, shrink the government’s footprint in housing finance, and help bring private capital back to the mortgage market. Since then, Members of Congress introduced several bills intended to scale back the GSEs, however, no legislation was enacted. As a result of the matters referred to above, it is uncertain what role the GSEs, FHA and private capital, including private mortgage insurance, will play in the domestic residential housing finance system in the future or the impact of any such changes on our business. In addition, the timing of the impact of any resulting changes on our business is uncertain. Most meaningful changes would require Congressional action to implement and it is difficult to estimate when Congressional action would be final and how long any associated phase-in period may last.

For additional information about the business practices of the GSEs, see our risk factor titled “Changes in the business practices of the GSEs, federal legislation that changes their charters or a restructuring of the GSEs could reduce our revenues or increase our losses.”

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010, 2011, 2012, and the first quarter of 2013, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion, $1.8 billion, $1.2 billion and $247 million, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Although the recent re-default rate has been lower, for internal reporting and planning purposes, we assume approximately 50% of these modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 8,650 loans in our primary delinquent inventory at March 31, 2013 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through March 31, 2013 approximately 47,200 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2012 and the first quarter of 2013, approximately 17% and 14%, respectively, of our primary cures were the result of a modification, with HAMP accounting for approximately 70% and 75%, respectively, of those modifications in each of those periods. By comparison, in 2010, approximately 27% of our primary cures were the result of a modification, with HAMP accounting for approximately 60% of those modifications. We believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010. Announcements made by the U.S. Treasury in 2012 extended the end date of the HAMP program through 2013, expanded the eligibility criteria of HAMP and increased lenders’ incentives to modify loans through principal forgiveness. Approximately 65% of the loans in our primary delinquent inventory are guaranteed by the GSEs. The GSEs have informed us that they already use expanded criteria (beyond the HAMP guidelines) for determining eligibility for loan modification and currently do not offer principal forgiveness. Therefore, we currently expect new loan modifications will continue to only modestly mitigate our losses in 2013.

In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”). HARP allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow the HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. To incent lenders to allow more current borrowers to refinance their loans, in October 2011, the GSEs and their regulator, FHFA, announced an expansion of HARP. The expansion includes, among other changes, releasing certain representations in certain circumstances benefitting the GSEs. We have agreed to allow these additional HARP refinances, including releasing the insured in certain circumstances from certain rescission rights we would have under our policy. While an expansion of HARP may result in fewer delinquent loans and claims in the future, our ability to rescind coverage will be limited in certain circumstances. We are unable to predict what net impact these changes may have on our incurred or paid losses. In April 2013, the FHFA announced that HARP had been extended through 2015. Approximately 12% of our primary insurance in force has benefitted from HARP and is still in force.

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

Premiums written and earned in a year are influenced by:

•
New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations. New insurance written does not include loans previously insured by us which are modified, such as loans modified under HARP.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at March 31, 2013 is comprised of $100.1 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

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

Summary of 2013 First Quarter Results

Our results of operations for the first quarter of 2013 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the first quarter of 2013 decreased when compared to the same period in 2012.  The decrease was due to our lower average insurance in force, somewhat offset by a decrease in premiums ceded to captives.

•	Investment income

Investment income in the first quarter of 2013 was lower when compared to the same period in 2012 due to a decrease in our average invested assets as we continue to meet our claim obligations, as well as a decrease in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the first quarter of 2013 were $1.3 million compared to $77.6 million for the first quarter of 2012. There were no OTTI losses in the first quarter of 2013 or 2012. The gross unrealized gains in our investment portfolio were $43.7 million at March 31, 2013.

•	Other revenue

Other revenue for the first quarter of 2013 increased slightly compared to the first quarter of 2012 primarily due to an increase in contract underwriting fees.

•	Losses incurred

Losses incurred for the first quarter of 2013 decreased compared to the same period in 2012 primarily due to favorable development on loans fewer than 12 months delinquent. The primary default inventory decreased by 13,235 delinquencies in the first quarter of 2013 compared to a decrease of 15,166 in the first quarter of 2012. There was a slight increase in the estimated claim rate in each of the first quarters of 2013 and 2012, primarily related to delinquencies that are 12 months or more delinquent. The estimated severity slightly increased in the first quarter of 2013 compared to remaining flat in the first quarter of 2012.

•	Change in premium deficiency reserve

During the first quarter of 2013 the premium deficiency reserve on Wall Street bulk transactions declined from $74 million, as of December 31, 2012, to $72 million as of March 31, 2013 and reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in assumptions for the first quarter of 2013 is primarily related to higher estimated ultimate losses.

•	Underwriting and other expenses

Underwriting and other expenses for the first quarter of 2013 remained flat compared to the first quarter of 2012.

•	Interest expense

Interest expense for the first quarter of 2013 increased when compared to the same period in 2012. The increase is primarily related to an increase in amortization on our junior debentures, as well as our issuance of Convertible Senior Notes in March 2013, somewhat offset by lower interest on our Senior Notes due to repayments and repurchases.

•	Provision for income taxes

We had a provision for income taxes of $1.1 million and $1.4 million in the first quarter of 2013 and 2012, respectively. The benefit from income taxes was reduced by $22.7 million and $7.4 million due to the recognition of a valuation allowance for the three months ended March 31, 2013 and 2012, respectively.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended
	March 31,
	2013	2012

Total Primary NIW (In billions)	$6.5	$4.2

Refinance volume as a % of primary NIW	46%	42%

The increase in new insurance written in the first quarter of 2013, compared to the first quarter of 2012, was partially due to larger origination volume as well as a modest increase in the private mortgage insurance industry’s market share. Our industry continues to regain market share from the FHA but the pace of that recovery is slower than we expected given the continued differences in underwriting guidelines, loan level price adjustments by the GSEs and the secondary market benefits associated with government insured loans versus loans insured by the private sector.

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

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2012 and the first quarter of 2013. Our underwriting guidelines are available on our website at http://www.mgic.com/underwriting/index.html.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). If a borrower makes payments for three years, our Gold Cert Endorsement limits our ability to rescind coverage except under certain circumstances, including where we prove the lender had knowledge of inaccurate information in the loan file. In addition, our Gold Cert Endorsement limits our ability to rescind on loans for which the borrower makes payments on time for one year with his own funds, if we are provided with certain documents shortly after we insure the loan and we fail to discover that the loan was ineligible for our insurance. We believe the limitations on our rights to rescind coverage under the Gold Cert Endorsement will materially reduce rescissions on such loans. Currently, less than 4% of our insurance in force was written under our Gold Cert Endorsement. However, we estimate that approximately 52% of our new insurance written in the first quarter of 2013, was written under this endorsement.

The endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012). We expect that eventually virtually all of our new insurance written will have rescission terms equivalent to those in this endorsement. Our level of new insurance written could also be affected by other items, including those noted in our Risk Factors.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In billions)

NIW	$6.5	$4.2
Cancellations	(9.1)	(8.1)

Change in primary insurance in force	$(2.6)	$(3.9)

Direct primary insurance in force as of March 31,	$159.5	$169.0

Direct primary risk in force as of March 31,	$41.1	$43.5

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

Our persistency rate was 78.7% at March 31, 2013 compared to 79.8% at December 31, 2012 and 82.2% at March 31, 2012. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. Due to refinancing, we are currently experiencing lower persistency on our 2009 and 2010 books of business. This has been partially offset by higher persistency rates on our older books of business reflecting the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant. Wall Street bulk transactions, as of March 31, 2013, included approximately 68,200 loans with insurance in force of approximately $10.4 billion and risk in force of approximately $3.1 billion, which is approximately 75% of our bulk risk in force.

In bulk transactions, the individual loans in the insured portfolio are generally insured to specified levels of coverage. Some of our bulk transactions (less than 5% of our bulk risk in force) contain aggregate loss limits on the insured portfolio. If claim payments associated with a specific bulk portfolio reach the aggregate loss limit, the remaining insurance in force within the deal may be cancelled and any remaining defaults under the deal are removed from our default inventory.

Pool insurance

We are currently not issuing new commitments for pool insurance and expect that the volume of any future pool business will be insignificant.

Our direct pool risk in force was $1.2 billion ($0.4 billion on pool policies with aggregate loss limits and $0.8 billion on pool policies without aggregate loss limits) at March 31, 2013 compared to $1.3 billion ($0.4 billion on pool policies with aggregate loss limits and $0.9 billion on pool policies without aggregate loss limits) at December 31, 2012. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during the first quarter of 2013 decreased when compared to the same period in 2012.  The decrease was due to our lower average insurance in force, somewhat offset by a decrease in premiums ceded to captives.

We expect our average insurance in force to continue to decline in 2013 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) for the remainder of 2013 to decline slightly from the level experienced during the first quarter of 2013 due to the new quota share reinsurance agreement discussed in Note 4 – “Reinsurance” to our consolidated financial statements.

Risk sharing arrangements

As discussed in Note 4 – “Reinsurance” to our consolidated financial statements, in March 2013, MGIC and several of our competitors reached a settlement with the CFPB to resolve its investigation. As part of the settlement, without admitting or denying any liability, we have agreed that we will not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. In accordance with this settlement, all of our active captive arrangements have been placed into run-off. See Note 4 – “Reinsurance” to our consolidated financial statements for a description of these risk sharing arrangements and the related reinsurance recoverable, as well as a description of our new reinsurance agreement effective April 1, 2013. Our ceded premiums related to captive risk sharing agreements will continue to decline in 2013 for the reasons discussed above.

In the first quarter of 2013 the captive arrangements reduced our losses incurred by approximately $11 million, compared to a $15 million loss reduction in the first quarter of 2012. We anticipate that the reduction in losses incurred will continue to be lower in 2013, as some of our captive arrangements were terminated in 2011 and 2012 and many of the active captives have reached, or will reach in 2013, their maximum potential liability under the terms of the contracts.

Investment income

Investment income in the first quarter of 2013 was lower when compared to the same period in 2012 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in the average investment yield. Our average investment yield has declined as we have elected to realize gains in our investment portfolio as discussed under “Realized gains and other-than-temporary impairments” below, and have reinvested funds at a shorter duration. The average maturity of our investments has continued to decrease, as discussed under “Liquidity and Capital Resources” below. The portfolio’s average pre-tax investment yield was 1.7% at March 31, 2013 and 2.4% at March 31, 2012.

We continue to expect a decline in investment income in 2013, compared to 2012, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Realized gains and other-than-temporary impairments

Net realized gains for the first quarter of 2013 were $1.3 million compared to $77.6 million for the first quarter of 2012. There were no OTTI losses in the first quarter of 2013 or 2012. We elected to realize gains during 2012, by selling certain securities, given the favorable market conditions experienced in 2011 and 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. We also continue to reduce our investments in tax exempt municipal securities and increase our investments in taxable securities. The gross unrealized gains in our investment portfolio were $43.7 million at March 31, 2013.

Other revenue

Other revenue for the first quarter of 2013 increased when compared to the same period in 2012 due primarily to an increase in contract underwriting fees.

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

Estimation of losses is inherently judgmental. The conditions that affect the claim rate and claim severity include the current and future state of the domestic economy, including unemployment and the current and future strength of local housing markets. Current conditions in the housing and mortgage industries make these assumptions more volatile than they would otherwise be. The actual amount of the claim payments may be substantially different than our loss reserve estimates. Our estimates could be adversely affected by several factors, including a further deterioration of regional or national economic conditions, including unemployment, leading to a reduction in borrowers’ income and thus their ability to make mortgage payments, and a further drop in housing values that could result in, among other things, greater losses on loans that have pool insurance, and may affect borrower willingness to continue to make mortgage payments when the value of the home is below the mortgage balance. Our estimates are also affected by any agreements we enter into regarding claim payments, such as the settlement agreements discussed in Note 5 – “Litigation and Contingencies” to our consolidated financial statements. Changes to our estimates could result in a material impact to our results of operations, even in a stable economic environment.

Losses incurred

In the first quarter of 2013, net losses incurred were $266 million, comprised of $269 million of current year loss development partially offset by $3 million of favorable prior years’ loss development. In the first quarter of 2012, net losses incurred were $337 million, comprised of $281 million of current year loss development and $56 million of unfavorable prior years’ loss development.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and rescissions.

Information about the composition of the primary default inventory at March 31, 2013, December 31, 2012 and March 31, 2012 appears in the table below.

	March 31,	December 31,	March 31,
	2013	2012	2012

Total loans delinquent (1)	126,610	139,845	160,473
Percentage of loans delinquent (default rate)	12.83%	13.90%	15.09%

Prime loans delinquent (2)	81,783	90,270	102,884
Percentage of prime loans delinquent (default rate)	9.59%	10.44%	11.42%

A-minus loans delinquent (2)	18,946	20,884	23,002
Percentage of A-minus loans delinquent (default rate)	31.01%	32.92%	32.28%

Subprime credit loans delinquent (2)	6,993	7,668	8,434
Percentage of subprime credit loans delinquent (default rate)	38.46%	40.78%	40.88%

Reduced documentation loans delinquent (3)	18,888	21,023	26,153
Percentage of reduced documentation loans delinquent (default rate)	34.15%	35.23%	37.04%

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
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 8,481 defaults with a risk of $430.9 million as of March 31, 2013.

(1) At March 31, 2013, December 31, 2012 and March 31, 2012 23,705, 25,282 and 28,225 loans in the default inventory, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at March 31, 2013, December 31, 2012 and March 31, 2012 appear in the table below.

Gross Reserves	March 31,	December 31,	March 31,
	2013	2012	2012

Primary:
Direct loss reserves (in millions)	$3,558	$3,744	$3,985
Ending default inventory	126,610	139,845	160,473
Average direct reserve per default	$28,100	$26,771	$24,835

Primary claims received inventory included in ending default inventory	10,924	11,731	12,758

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$108	$120	$197
Without aggregate loss limits	19	20	19
Reserves related to Freddie Mac Settlement (2)	157	167	-
Total pool direct loss reserves	$284	$307	$216

Ending default inventory:
With aggregate loss limits (2)	6,648	7,243	25,167
Without aggregate loss limits	1,242	1,351	1,434
Total pool ending default inventory	7,890	8,594	26,601

Pool claims received inventory included in ending default inventory	325	304	893

Other gross reserves (in millions)	$6	$6	$8

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at March 31, 2013, December 31, 2012 and March 31, 2012 appears in the table below.

Losses by Region

Primary Default Inventory
	March 31,	December 31,	March 31,
Region	2013	2012	2012
Great Lakes	14,707	16,538	19,535
Mid-Atlantic	6,408	6,948	7,412
New England	5,795	6,160	6,532
North Central	14,620	16,367	19,040
Northeast	16,601	17,553	17,450
Pacific	11,642	13,235	16,875
Plains	3,645	4,126	4,752
South Central	13,715	15,418	18,359
Southeast	39,477	43,500	50,518
Total	126,610	139,845	160,473

Primary Loss Reserves
(In millions)
	March 31,	December 31,	March 31,
Region	2013	2012	2012
Great Lakes	$289	$295	$314
Mid-Atlantic	158	178	191
New England	153	144	153
North Central	451	445	441
Northeast	367	371	301
Pacific	529	599	696
Plains	63	69	80
South Central	283	301	382
Southeast	1,026	1,089	1,151
Total before IBNR and LAE	$3,319	$3,491	$3,709
IBNR and LAE	239	253	276
Total	$3,558	$3,744	$3,985

Regions contain the states as follows:
Great Lakes:  IN, KY, MI, OH
Mid-Atlantic:  DC, DE, MD, VA, WV
New England:  CT, MA, ME, NH, RI, VT
North Central:  IL, MN, MO, WI
Northeast:  NJ, NY, PA
Pacific:  CA, HI, NV, OR, WA
Plains:  IA, ID, KS, MT, ND, NE, SD, WY
South Central:  AK, AZ, CO, LA, NM, OK, TX, UT
Southeast:  AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at March 31, 2013, December 31, 2012 and March 31, 2012 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	March 31,	December 31,	March 31,
	2013	2012	2012
Flow	$2,460	$2,586	$2,687
Bulk	859	905	1,022
Total primary reserves	$3,319	$3,491	$3,709

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2013 paid claims) for the three months ended March 31, 2013 and 2012 appears in the table below.

Primary average claim paid
	Three Months Ended
	March 31,
	2013	2012
Florida	$54,750	$56,754
California	86,943	86,548
Illinois	48,920	47,335
Washington	66,843	68,370
Michigan	31,750	33,227
All other states	41,997	44,109

All states	$47,421	$48,900

The primary average loan size of our insurance in force at March 31, 2013, December 31, 2012 and March 31, 2012 appears in the table below.

Primary average loan size	March 31,	December 31,	March 31,
	2013	2012	2012
Total insurance in force	$161,590	$161,060	$158,890
Prime (FICO 620 & >)	163,340	162,450	159,290
A-Minus (FICO 575-619)	128,390	128,850	130,370
Subprime (FICO < 575)	119,540	119,630	120,980
Reduced doc (All FICOs)(1)	185,210	188,210	193,540

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at March 31, 2013, December 31, 2012 and March 31, 2012 for the top 5 states (based on 2013 paid claims) appears in the table below.

Primary average loan size	March 31,	December 31,	March 31,
	2013	2012	2012
Florida	$171,016	$171,884	$173,942
California	282,197	281,288	283,211
Illinois	153,997	154,158	154,192
Washington	223,722	223,840	222,493
Michigan	126,269	125,733	124,026
All other states	154,726	154,000	151,417

Information about net paid claims during the three months ended March 31, 2013 and 2012 appears in the table below.

Net paid claims (In millions)
	Three Months Ended
	March 31,
	2013	2012
Prime (FICO 620 & >)	$329	$408
A-Minus (FICO 575-619)	49	64
Subprime (FICO < 575)	14	18
Reduced doc (All FICOs)(1)	56	93
Pool (2)	27	99
Other	-	2
Direct losses paid	475	684
Reinsurance	(15)	(24)
Net losses paid	460	660
Net LAE paid	9	13
Net losses and LAE paid before terminations	469	673
Reinsurance terminations	(3)	-
Net losses and LAE paid	$466	$673

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.
(2) The first three months of 2013, includes $10 million paid under the terms of the settlement with Freddie Mac.

Primary claims paid for the top 15 states (based on 2013 paid claims) and all other states for the three months ended March 31, 2013 and 2012 appears in the table below.

Paid Claims by state (In millions)
	Three Months Ended
	March 31,
	2013	2012

Florida	$72	$71
California	54	86
Illinois	37	32
Washington	20	19
Michigan	18	29
Georgia	18	29
Arizona	18	34
Ohio	17	17
Nevada	14	28
Wisconsin	12	12
Maryland	11	11
Minnesota	11	16
Texas	11	19
Pennsylvania	10	9
North Carolina	9	12
All other states	116	159
	$448	$583
Other (Pool, LAE, Reinsurance)	18	90
Net losses and LAE paid	$466	$673

We believe paid claims, on a quarterly basis, will continue to decline.

The primary default inventory for the top 15 states (based on 2013 paid claims) at March 31, 2013, December 31, 2012 and March 31, 2012 appears in the table below.

Primary default inventory by state

	March 31,	December 31,	March 31,
	2013	2012	2012
Florida	19,906	22,024	26,240
California	5,362	6,201	8,624
Illinois	8,388	9,313	10,658
Washington	2,777	3,053	3,321
Michigan	4,210	4,808	6,222
Georgia	4,474	5,100	5,920
Arizona	1,778	2,161	3,331
Ohio	6,031	6,647	7,557
Nevada	1,736	2,053	2,688
Wisconsin	2,702	3,086	3,552
Maryland	3,243	3,486	3,634
Minnesota	1,699	1,937	2,493
Texas	6,168	6,924	7,690
Pennsylvania	6,031	6,627	6,569
North Carolina	3,528	3,956	4,478
All other states	48,577	52,469	57,496
	126,610	139,845	160,473

The primary default inventory at March 31, 2013, December 31, 2012 and March 31, 2012 separated between our flow and bulk business appears in the table below.

Primary default inventory
	March 31,	December 31,	March 31,
	2013	2012	2012
Flow	97,317	107,497	121,959
Bulk	29,293	32,348	38,514
	126,610	139,845	160,473

The flow default inventory by policy year at March 31, 2013, December 31, 2012 and March 31, 2012 appears in the table below.

Flow default inventory by policy year

	March 31.	December 31,	March 31,
Policy year:	2013	2012	2012
2003 and prior	13,333	14,888	17,401
2004	7,419	8,142	9,178
2005	11,376	12,582	14,385
2006	16,537	18,257	20,841
2007	36,352	40,357	45,844
2008	10,933	11,914	13,233
2009	842	901	843
2010	303	264	199
2011	164	148	35
2012	58	44	-
	97,317	107,497	121,959

As of March 31, 2013, 29% of our primary insurance in force was written subsequent to December 31, 2009, 34% of our primary insurance in force was written subsequent to December 31, 2008, and 48% of our primary insurance in force was written subsequent to December 31, 2007. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. This premium deficiency reserve as of March 31, 2013 was $72 million. The discount rate used in the calculation of the premium deficiency reserve at March 31, 2013 was 1.2%.

See Note 13 – “Premium Deficiency Reserve” to our consolidated financial statements for a discussion of our premium deficiency reserve.

Underwriting and other expenses

Underwriting and other expenses for the first quarter of 2013 remained flat compared to the first quarter of 2012.

Ratios

The table below presents our GAAP loss, expense and combined ratios for our combined insurance operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012

Loss ratio	107.8%	128.5%
Underwriting expense ratio	18.0%	16.7%
Combined ratio	125.8%	145.2%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the first quarter of 2013, compared to the same period in 2012, was due to a decrease in losses incurred, partially offset by a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the expense ratio in the first quarter of 2013, compared to the same period in 2012, was due to a decrease in net premiums written as well as an increase in underwriting expenses for our combined insurance operations. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the first quarter of 2013 increased when compared to the same period in 2012. The increase is primarily related to an increase in amortization on our junior debentures, as well as our issuance of 2% Convertible Senior Notes in March 2013, somewhat offset by lower interest on our Senior Notes due to repayments and repurchases.

Income taxes

The effective tax rate provision on our pre-tax loss was 1.6% and 7.5% in the first quarter of 2013 and 2012, respectively. During those periods, the benefit from income taxes was reduced by the recognition of a valuation allowance.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

Financial Condition

At March 31, 2013 the total fair value of our investment portfolio was $4.5 billion. In addition, at March 31, 2013 our total assets included approximately $1.6 billion of cash and cash equivalents as shown on our consolidated balance sheet. At March 31, 2013, based on fair value, virtually all of our fixed income securities were investment grade securities. The percentage of investments rated BBB may increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. More than 99% of our fixed income securities are readily marketable. The composition of ratings at March 31, 2013, December 31, 2012 and March 31, 2012 are shown in the table below.

Investment Portfolio Ratings

	March 31,	December 31,	March 31,
	2013	2012	2012

AAA	50%	52%	32%
AA	14%	15%	25%
A	25%	22%	30%
BBB	11%	11%	13%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

The ratings above are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized.

Approximately 3% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment.  At March 31, 2013, less than 1% of our fixed income securities were relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At March 31, 2013, the modified duration of our fixed income investment portfolio was 3.0 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.0% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

At March 31, 2013, we had outstanding $100.1 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $98 million, $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $342 million, $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $512 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $390 million. See Note 3 – “Debt” to our consolidated financial statements for additional disclosure on our debt.

See Note 11 – “Income Taxes” to our consolidated financial statements for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At March 31, 2013, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $42.3 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. These obligations have been primarily funded by contributions from our holding company and, in part, from the operations of the subsidiary. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs in previous years. Historically, a material portion of our new insurance written through the flow channel has involved loans for which that subsidiary provided contract underwriting services, including new insurance written between 2006 and 2008. Claims for remedies may be made a number of years after the underwriting work was performed. We believe the rescission of mortgage insurance coverage on loans for which the subsidiary provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, our subsidiary has experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for each of the first three months of 2013 and 2012 was not significant. We expect to pay remedy claims in the next two years in amounts similar to what we have paid in recent years, and to fund these payments through capital contributions to MGIC and its affiliates from our holding company’s cash and investments.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	net premiums that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from captives (which is discussed in “Results of Consolidated Operations – Risk sharing arrangements” above).

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$100 million of 5.375% Senior Notes due in November 2015,

•	$345 million of 5% Convertible Senior Notes due in 2017,

•	$500 million of 2% Convertible Senior Notes due in 2020,

•	$390 million of 9% Convertible Junior Debentures due in 2063,

•	interest on the foregoing debt instruments, and

•	the other costs and operating expenses of our business.

Subject to certain limitations and restrictions, holders of each of the convertible issues may convert their notes into shares of our common stock at their option prior to certain dates prescribed under the terms of their issuance, in which case our corresponding obligation will be eliminated.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the Three Months ended March 31,
	2013	2012
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(251,709)	$(423,615)
Investing activities	(288,318)	330,422
Financing activities	1,148,212	-

Increase (decrease) in cash and cash equivalents	$608,185	$(93,193)

Cash used in operating activities for the first quarter of 2013 was lower compared to the same period in 2012 primarily due to a decrease in losses paid, partially offset by a decrease in premiums collected.

Cash used in investing activities for the first quarter of 2013 was higher compared to the same period in 2012 due to investment activity related to the proceeds from our concurrent common stock and convertible senior notes offerings in March 2013 discussed in Note 3 – “Debt” and Note 14 – “Shareholders’ Equity” to our consolidated financial statements as well as our election in the first quarter of 2012 to realize gains by selling certain securities. The increase in cash provided from financing activities in the first quarter of 2013, compared to the same period in 2012, was also related to these offerings.

Debt at Our Holding Company and Holding Company Capital Resources

See Note 3 – “Debt” and Note 14 – “Shareholders’ Equity” for information related to our sale of common stock and issuance of convertible senior notes in March 2013.

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008, 2010 and 2013 had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2013, MGIC cannot pay any dividends to our holding company without approval from the OCI. In connection with the approval of MIC as an eligible mortgage insurer, Freddie Mac and Fannie Mae have imposed dividend restrictions on MGIC and MIC through December 31, 2013.

At March 31, 2013, we had approximately $671 million in cash and investments at our holding company.

As of March 31, 2013, our holding company’s debt obligations were $1,335 million in par value consisting of:

•	$100 million in par value of 5.375% Senior Notes due in November 2015, with an annual interest cost of $5 million;

•	$345 million in par value of 5% Convertible Senior Notes due in 2017, with an annual interest cost of $17 million;

•	$500 million in par value of 2% Convertible Senior Notes due in 2020, with an annual interest cost of $10 million; and

•	$390 million in par value of 9% Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million

See Note 3 – “Debt” to our consolidated financial statements for additional information about this indebtedness, including restrictive covenants in our Senior Notes and our option to defer interest on our Convertible Junior Debentures. Any deferred interest compounds at the stated rate of 9%. The description in Note 3 - “Debt" to our consolidated financial statements is qualified in its entirety by the terms of the notes and debentures. The terms of our Senior Notes are contained in the Officer's Certficate, dated as of October 4, 2005, which specifies the interest rate, maturity date and other terms, and in the Indenture dated as of October 15, 2000, between us and the trustee, included as an exhibit to our Form 8-K filed with the SEC on October 19, 2000 (the "2000 Indenture"). The terms of our 5% Convertible Senior Notes are contained in a Supplemental Indenture, dated as of April 26, 2010, between us and U.S. Bank National Association, as trustee, which is included as an exhibit to our 8-K filed with the SEC on April 30, 2010, and in the 2000 Indenture. The terms of our 2% Convertible Senior Notes are contained in a Second Supplemental Indenture, dated as of March 12, 2013, between us and U.S. Bank National Association, as trustee, and the Indenture dated as of October 15, 2000, between us and the trustee. The terms of our Convertible Junior Debentures are contained in the Indenture dated as of March 28, 2008, between us and U.S. Bank National Association filed as an exhibit to our Form 10-Q filed with the SEC on May 12, 2008.

Our holding company has no other material sources of cash inflows other than investment income. Furthermore, our holding company contributed $800 million in the first quarter of 2013, $100 million in December 2012 and $200 million in December 2011 to support its insurance operations. Any further contributions to our insurance operations or other non-insurance affiliates would further decrease our holding company cash and investments. See discussion of our non-insurance contract underwriting services under “Financial Condition” above and in Note 5 – “Litigation and Contingencies” to our consolidated financial statements.

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

The premium deficiency reserve discussed in Note 13 – “Premium Deficiency Reserve” to our consolidated financial statements is not recorded as a liability on the statutory balance sheet and is not a component of statutory net income. The present value of expected future premiums and already established loss reserves and statutory contingency reserves, exceeds the present value of expected future losses and expenses on our total in force book, so no deficiency is recorded on a statutory basis. On a GAAP basis, contingency loss reserves are not established and thus not considered when calculating premium deficiency reserve and policies are grouped based on how they are acquired, serviced and measured.

MGIC’s separate company preliminary risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2013	2012
	(In millions, except ratio)

Risk in force - net (1)	$30,533	$30,802

Statutory policyholders' surplus	$1,496	$689
Statutory contingency reserve	-	-

Statutory policyholders' position	$1,496	$689

Risk-to-capital	20.4:1	44.7:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ preliminary risk-to-capital calculation appears in the table below.

	March 31,	December 31,
	2013	2012
	(In millions, except ratio)

Risk in force - net (1)	$36,100	$36,113

Statutory policyholders' surplus	$1,555	$749
Statutory contingency reserve	8	6

Statutory policyholders' position	$1,563	$755

Risk-to-capital	23.1:1	47.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($6.0 billion at March 31, 2013 and $6.5 billion at December 31, 2012) and for which loss reserves have been established.

Statutory policyholders’ position increased in the first quarter of 2013, due to an $800 million capital contribution to MGIC from part of the proceeds from our March 2013 sale of common stock and issuance of convertible senior notes, partially offset by operating losses. Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio.

For additional information regarding regulatory capital see Note 1 – “Basis of Presentation – Capital” to our consolidated financial statements as well as our risk factor titled “Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.”

Financial Strength Ratings

The financial strength of MGIC, our principal mortgage insurance subsidiary, is rated B2 by Moody’s Investors Service and is on review for upgrade. Standard & Poor’s Rating Services’ insurer financial strength rating of MGIC is B with a stable outlook. For further information about the importance of MGIC’s ratings, see our risk factor titled “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

The financial strength of MIC, a subsidiary of MGIC, is rated Ba3 by Moody’s Investors Service. Standard & Poor’s Rating Services’ insurer financial strength rating of MIC is B with a stable outlook. For further information about the importance of MIC’s ratings, see our risk factor titled “Competition or changes in our relationships with our customers could reduce our revenues or increase our losses” in Item 1A.

Contractual Obligations

At March 31, 2013, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,288	$82	$235	$461	$2,510
Operating lease obligations	7	4	2	1	-
Tax obligations	18	-	-	18	-
Purchase obligations	2	1	1	-	-
Pension, SERP and other post-retirement benefit plans	174	11	27	31	105
Other long-term liabilities	3,848	1,886	1,578	384	-

Total	$7,337	$1,984	$1,843	$895	$2,615

Our long-term debt obligations at March 31, 2013 include, $100.1 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by Part II, Item 1 A of this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2013, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At March 31, 2013, the modified duration of our fixed income investment portfolio was 3.0 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.0% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the first quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In our Form 10-K for the year ended December 31, 2012, we reported that we are named as a defendant in various purported class action cases naming various mortgage lenders and mortgage insurers as defendants. The complaints in those cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the mortgage insurer defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. The complaint originally filed April 5, 2012 in the U.S. District Court for the Eastern District of Pennsylvania was dismissed with respect to MGIC in March 2013. The dismissal brings the total number of active cases to eight.

In our Form 10-K for the year ended December 31, 2012, we reported that the Consumer Financial Protection Bureau (“CFPB”) had been investigating captive mortgage reinsurance premium ceding practices by private mortgage insurers and that we received a Civil Investigative Demand from the CFPB in June 2012. In April 2013, the U.S. District Court for the Southern District of Florida approved a settlement with the CFPB that concludes the investigation with respect to MGIC without the CFPB making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million.

In our Form 10-K for the year ended December 31, 2012, we reported that MGIC had been involved in legal proceedings since 2009 with Countrywide Home Loans, Inc. (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) in which Countrywide alleged that MGIC refused to pay valid mortgage insurance claims. We also reported that in the fourth quarter of 2012, the Company recorded an increase in its loss reserves of an aggregate of $100 million in connection with its determination that a settlement of this litigation with Countrywide and another settlement with another customer were probable under ASC 450-20.

On April 19, 2013, MGIC entered into separate settlement agreements with BANA and CHL, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission and denial practices. These settlement agreements (the “Agreements”), including consents and approvals that must be obtained before they are implemented, are described in our Form 8-K filed with the SEC on April 25, 2013. The Agreements are also filed as exhibits to that Form 8-K, although certain portions of the Agreements are redacted and covered by a confidential treatment request. While there can be no assurance that the Agreements will be implemented, we have determined that their implementation is probable.

Under the Agreements, the parties are seeking to stay their pending arbitration proceedings. Upon implementation of the Agreement with BANA, the pending arbitration proceedings concerning the loans covered by that Agreement will be dismissed, and the parties will provide mutual releases. Upon obtaining a specified number of consents by or on behalf of the investors in loans covered by the Agreement with CHL (“investors”) and also upon the conclusion of the period in the Agreement with CHL for obtaining consents by or on behalf of the investors, all legal proceedings will be dismissed and the parties will provide mutual releases, in each case limited as to the loans held by the investors that consent to that Agreement.

The Agreements do not resolve assertions by Countrywide that MGIC has improperly curtailed numerous insurance coverage claims. Countrywide has asserted that the amount of disputed curtailments approximates $40 million. MGIC, BANA and CHL have separately agreed to mediate this matter and to enter into arbitration if the mediation does not resolve the matter.

Item 1 A.  Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The risk factors in the 10-K, as supplemented by this 10-Q and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.

The insurance laws of 16 jurisdictions, including Wisconsin, our domiciliary state, require a mortgage insurer to maintain a minimum amount of statutory capital relative to the risk in force (or a similar measure) in order for the mortgage insurer to continue to write new business. We refer to these requirements as the “Capital Requirements.” While they vary among jurisdictions, the most common Capital Requirements allow for a maximum risk-to-capital ratio of 25 to 1. A risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk. Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio. Wisconsin does not regulate capital by using a risk-to-capital measure but instead requires a minimum policyholder position (“MPP”). The “policyholder position” of a mortgage insurer is its net worth or surplus, contingency reserve and a portion of the reserves for unearned premiums.

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. As a result, at March 31, 2013, MGIC’s preliminary risk-to-capital ratio was 20.4 to 1, below the maximum allowed by the jurisdictions with Capital Requirements, and its preliminary policyholder position was $168 million above the required MPP of $1.2 billion. At March 31, 2013, the preliminary risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 23.1 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

At this time, we expect MGIC to continue to comply with the current Capital Requirements, although you should read the rest of these risk factors for information about factors that could negatively affect such compliance. The remainder of the discussion in this risk factor addresses circumstances that would be significant if we were not in such compliance.

The Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) has waived MGIC’s compliance with Wisconsin’s Capital Requirements until December 31, 2013 (the “OCI Waiver”). The OCI Waiver, including the alternative capital requirements for MGIC, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the SEC on January 24, 2012. The OCI, in its sole discretion, may modify, terminate or extend the OCI Waiver. If the OCI modifies or terminates its waiver, or if it fails to renew its waiver upon expiration, and if MGIC does not comply with the Capital Requirements at that time, MGIC could be prevented from writing new business in all jurisdictions. We cannot assure you that MGIC will comply with the Capital Requirements in the future. If MGIC were prevented from writing new business in all jurisdictions, our insurance operations in MGIC would be in run-off (meaning no new loans would be insured but loans previously insured would continue to be covered, with premiums continuing to be received and losses continuing to be paid on those loans) until MGIC either met the Capital Requirements or obtained a necessary waiver to allow it to once again write new business.

MGIC applied for waivers in the other jurisdictions with Capital Requirements and received waivers from some of them. Insurance departments, in their sole discretion, may modify, terminate or extend their waivers of Capital Requirements. If an insurance department other than the OCI modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, and if MGIC does not comply with the Capital Requirements at that time, MGIC could be prevented from writing new business in that particular jurisdiction. New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of our new insurance written in 2012 and the first quarter of 2013. Depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in that jurisdiction. The National Association of Insurance Commissioners (“NAIC”) is reviewing the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to change such requirements. Depending on the scope of proposals made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such proposals. The GSEs are also developing new capital standards for mortgage insurers. See “We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.”

A possible future failure by MGIC to meet the Capital Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that events that may lead MGIC to fail to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims that will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions. You should read the rest of these risk factors for additional information about factors that could negatively affect MGIC’s claims paying resources.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, if MGIC is unable to do so. During 2012, MIC began writing new business on the same policy terms as MGIC in the jurisdictions where MGIC did not have active waivers of the Capital Requirements. Because MGIC again meets the Capital Requirements, MGIC will again be writing new business in all jurisdictions and MIC will suspend writing new business. As of March 31, 2013, MIC had statutory capital of $450 million and risk in force of approximately $800 million. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from Fannie Mae and Freddie Mac (the “GSEs”) and the OCI to write business in all of the jurisdictions where MGIC may become unable to do so because those jurisdictions have not waived their Capital Requirements for MGIC.

Under an agreement in place with Fannie Mae, as amended November 30, 2012, MIC will be eligible to write mortgage insurance through December 31, 2013, in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and to obtain a waiver of them. MIC is also approved to write mortgage insurance for 60 days in jurisdictions that do not have Capital Requirements if a jurisdiction notifies MGIC that, due to its financial condition, it may no longer write new business. The agreement with Fannie Mae, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2012. Such conditions include the continued effectiveness of the OCI Waiver.

Under a letter from Freddie Mac that was amended and restated as of November 30, 2012, Freddie Mac approved MIC to write business only in those jurisdictions (other than Wisconsin) where either (a) MGIC is unable to write business because it does not meet the Capital Requirements and does not obtain waivers of them, or (b) MGIC receives notice that it may not write business because of that jurisdiction’s view of MGIC’s financial condition. This approval of MIC, which may be withdrawn at any time, expires December 31, 2013, or earlier if a financial examination by the OCI determines that there is a reasonable probability that MGIC will be unable to honor claim obligations at any time in the five years after the examination, or if MGIC fails to honor claim payments. The approval from Freddie Mac, including certain conditions and restrictions to its continued effectiveness, is summarized more fully in, and included as an exhibit to, our Form 8-K filed with the SEC on November 30, 2012. Such conditions include requirements that MIC not exceed a risk-to-capital ratio of 18:1 (at March 31, 2013, MIC’s preliminary risk-to-capital ratio was 1.8 to 1); MGIC and MIC comply with all terms and conditions of the OCI Waiver; the OCI Waiver remain effective; and MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC.

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

We cannot assure you that the GSEs will approve or continue to approve MIC to write new business in all jurisdictions in which MGIC may become unable to do so, or that they will extend their approvals upon expiration. If one GSE does not approve MIC in all jurisdictions in which MGIC becomes unable to write new business, MIC may be able to write insurance on loans that will be sold to the other GSE or retained by private investors. However, because lenders may not know which GSE will purchase their loans until mortgage insurance has been procured, lenders may be unwilling to procure mortgage insurance from MIC. Furthermore, if we are unable to write business in all jurisdictions utilizing a combination of MGIC and MIC, lenders may be unwilling to procure insurance from us anywhere. In addition, a lender’s assessment of the financial strength of our insurance operations may affect its willingness to procure insurance from us. In this regard, see “— Competition or changes in our relationships with our customers could reduce our revenues or increase our losses.”

We may not continue to meet the GSEs’ mortgage insurer eligibility requirements.

Substantially all of our insurance written is for loans sold to Fannie Mae and Freddie Mac, each of which has mortgage insurer eligibility requirements to maintain the highest level of eligibility, including a financial strength rating of Aa3/AA-. Because MGIC does not meet such financial strength rating requirements of Fannie Mae and Freddie Mac (its financial strength rating from Moody’s is B2 (on review for upgrade) and from Standard & Poor’s is B (with a stable outlook)), MGIC is currently operating with each GSE as an eligible insurer under a remediation plan. We believe that the GSEs view remediation plans as a continuing process of interaction with a mortgage insurer and MGIC will continue to operate under a remediation plan for the foreseeable future. There can be no assurance that MGIC will be able to continue to operate as an eligible mortgage insurer under a remediation plan. In particular, the GSEs are currently in discussions with mortgage insurers regarding their standard mortgage insurer eligibility requirements. The FHFA and the GSEs are separately developing mortgage insurer capital standards that would replace the use of external credit ratings. Revised capital standards are expected to be released in 2013, however the timing of their implementation is unknown. The GSEs may include any new eligibility requirements as part of our current remediation plan. MIC’s financial strength rating from Moody’s is Ba3 and from Standard & Poor’s is B (with a stable outlook). Therefore, MIC also does not meet the current financial strength rating requirements of the GSEs and has been operating with each GSE as an eligible insurer under the approvals discussed above. See “— Capital requirements may prevent us from continuing to write new insurance on an uninterrupted basis.” If MGIC or MIC cease to be eligible to insure loans purchased by one or both of the GSEs, it would significantly reduce the volume of our new business writings.

Our losses could increase if we do not prevail in proceedings challenging whether our rescissions were proper or we enter into material resolution arrangements.

Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012 and the first quarter of 2013, rescissions mitigated our paid losses by approximately $0.3 billion and $35 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, less than 8% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, the number of rescissions that we have reversed has been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. See “— Because loss reserve estimates are subject to uncertainties and are based on assumptions that are currently very volatile, paid claims may be substantially different than our loss reserves.” We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2012 or in the first quarter of 2013.

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For approximately 40% of our rescissions since the beginning of 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are sometimes unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not generally include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings.

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

As noted in “— We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future,” in April 2013, we entered into two agreements to resolve our dispute with Countrywide Home Loans (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. Implementation of the agreements is subject to various conditions. The resolutions of that and other disputes, assuming they occur, may encourage other customers to seek remedies against us. We continue to be involved in legal proceedings with other customers with respect to rescissions that we do not consider to be collectively material in amount. We also continue to discuss with customers their objections to rescissions that are material when all such discussions are considered in the aggregate, and have reached settlement terms with several of our significant customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of March 31, 2013, approximately 265 rescissions, representing total potential claim payments of approximately $19 million, were affected by our decision to suspend such rescissions. These amounts do not include loans covered by the two Countrywide agreements referred to above nor do they include loans of a customer for which we consider a settlement agreement probable, as defined in ASC 450-20. Although it is reasonably possible that, when the discussions or legal proceedings with customers regarding rescissions are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

The benefit of our net operating loss carryforwards may become substantially limited.

As of March 31, 2013, we had approximately $2.6 billion of net operating losses for tax purposes that we can use in certain circumstances to offset future taxable income and thus reduce our federal income tax liability. Our ability to utilize these net operating losses to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change will occur if there is a cumulative change in our ownership by “5-percent shareholders” (as defined in the Code) that exceeds 50 percentage points over a rolling three-year period. A corporation that experiences an ownership change will generally be subject to an annual limitation on the corporation’s subsequent use of net operating loss carryovers that arose from pre-ownership change periods and use of losses that are subsequently recognized with respect to assets that had a built-in-loss on the date of the ownership change. The amount of the annual limitation generally equals the value of the corporation immediately before the ownership change multiplied by the long-term tax-exempt interest rate (subject to certain adjustments). To the extent that the limitation in a post-ownership-change year is not fully utilized, the amount of the limitation for the succeeding year will be increased.

While we have adopted a shareholder rights agreement to minimize the likelihood of transactions in our stock resulting in an ownership change, future issuances of equity-linked securities or transactions in our stock and equity-linked securities that may not be within our control may cause us to experience an ownership change. If we experience an ownership change, we may not be able to fully utilize our net operating losses, resulting in additional income taxes and a reduction in our shareholders’ equity.

We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, have been named as defendants in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Four of those cases have previously been dismissed. The complaints in all eight of the remaining cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

On April 5, 2013, the U.S. District Court approved a settlement with the CFPB that resolves a previously-disclosed, nearly five-year-old federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concludes the investigation with respect to MGIC without the CFPB making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million.

We remain subject to various state investigations or information requests regarding captive mortgage reinsurance arrangements, including (1) a request received by MGIC in June 2005 from the New York Department of Financial Services for information regarding captive mortgage reinsurance arrangements and other types of arrangements in which lenders receive compensation; and (2) requests received from the Minnesota Department of Commerce beginning in February 2006 regarding captive mortgage reinsurance and certain other matters in response to which MGIC has provided information on several occasions, including as recently as May 2011. Other insurance departments or other officials, including attorneys general, may also seek information about or investigate captive mortgage reinsurance.

Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief, including civil penalties and injunctions against violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

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

Since December 2009, we have been involved in legal proceedings with Countrywide in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to rescissions of insurance and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans. From January 1, 2008 through March 31, 2013, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with mediation we were holding with Countrywide, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement. As of March 31, 2013, coverage on approximately 2,300 loans, representing total potential claim payments of approximately $170 million, that we had determined was rescindable, was affected by our decision to suspend such rescissions.

On April 19, 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices. These settlement agreements (the “Agreements”), including consents and approvals that must be obtained before they are implemented, are described in our Form 8-K filed with the SEC on April 25, 2013. The Agreements are also filed as exhibits to that Form 8-K, although certain portions of the Agreements are redacted and covered by a confidential treatment request. While there can be no assurance that the Agreements will be implemented, we have determined that their implementation is probable.

We are also discussing a settlement of a dispute with another customer and have also determined that it is probable we will reach a settlement with this customer. As of March 31, 2013, coverage on approximately 300 loans, representing total potential claim payments of approximately $20 million, was affected by our decision to suspend rescissions for that customer.

We recorded the estimated impact of the two probable settlements referred to above in our financial statements for the quarter ending December 31, 2012. The aggregate impact to loss reserves for the probable settlement agreements was an increase of approximately $100 million. This impact was somewhat offset by impacts to our return premium accrual and premium deficiency reserve. If we are not able to implement the Agreements, we intend to defend MGIC against any related legal proceedings, vigorously.

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. The settlement with Countrywide may encourage other customers to pursue remedies against us. From January 1, 2008 through March 31, 2013, we estimate that total rescissions mitigated our incurred losses by approximately $2.9 billion, which included approximately $2.9 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At March 31, 2013, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.2 billion.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2012 and the first quarter of 2013, curtailments reduced our average claim paid by approximately 4.1% and 4.7%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments.

After we pay a claim, servicers and insureds sometimes object to our curtailments and other adjustments. We review these objections if they are sent to us within 90 days after the claim was paid. Historically, we have not had material disputes regarding our curtailments or other adjustments.

The Agreements referred to above do not resolve assertions by Countrywide that MGIC has improperly curtailed numerous insurance coverage claims. Countrywide has asserted that the amount of disputed curtailments approximates $40 million. MGIC and Countrywide have agreed to mediate this matter and to enter into arbitration if the mediation does not resolve the matter. We do not believe a loss is probable regarding this curtailment dispute and have not accrued any reserves that would reflect an adverse outcome to this dispute. We intend to defend vigorously our position regarding the correctness of these curtailments under our insurance policy. Although we have not had other material objections to our curtailment and adjustment practices, there can be no assurances that we will not face additional challenges to such practices.

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. Two of those lawsuits remain pending and the other six lawsuits have been dismissed without any further opportunity to appeal.  The damages sought in the remaining cases are substantial. We deny any wrongdoing and intend to defend ourselves against the allegations in the lawsuits, vigorously.

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

Any future issuance of equity securities may dilute your ownership interest in our company. In addition, the market price of our common stock could decline as a result of sales of a large number of shares or similar securities in the market or the perception that such sales could occur.

We have $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures outstanding. The principal amount of the debentures is currently convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.0741 common shares per $1,000 principal amount of debentures. This represents an initial conversion price of approximately $13.50 per share. On April 1, 2013, we paid all interest that we had previously elected to defer on these debentures. We continue to have the right, and may elect, to defer interest payable under the debentures in the future. If a holder elects to convert its debentures, the interest that has been deferred on the debentures being converted is also convertible into shares of our common stock. The conversion rate for such deferred interest is based on the average price that our shares traded at during a 5-day period immediately prior to the election to convert the associated debentures. We may elect to pay cash for some or all of the shares issuable upon a conversion of the debentures. We also have $345 million principal amount of 5% Convertible Senior Notes and $500 million principal amount of 2% Convertible Senior Notes outstanding. The 5% Convertible Senior Notes are convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 74.4186 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $13.44 per share. The 2% Convertible Senior Notes are convertible, at the holder’s option, at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount at any time prior to the maturity date. This represents an initial conversion price of approximately $6.95 per share. We do not have the right to defer interest on our Convertible Senior Notes.

Our debt obligations materially exceed our holding company cash and investments

At March 31, 2013, we had approximately $671 million in cash and investments at our holding company and our holding company’s debt obligations were $1,335 million in aggregate principal amount, consisting of $100 million of Senior Notes due in November 2015, $345 million of Convertible Senior Notes due in 2017, $500 million of Convertible Senior Notes due in 2020 and $390 million of Convertible Junior Debentures due in 2063. Annual debt service on the debt outstanding as of March 31, 2013, is approximately $68 million.

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. Our holding company has no material sources of cash inflows other than investment income. The payment of dividends from our insurance subsidiaries, which prior to raising capital in the public markets in 2008, 2010 and 2013, had been the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2013, MGIC cannot pay any dividends to our holding company without approval from the OCI. In connection with the approval of MIC as an eligible mortgage insurer, Freddie Mac and Fannie Mae have imposed dividend restrictions on MGIC and MIC through December 31, 2013. Any additional capital contributions to our subsidiaries would decrease our holding company cash and investments.

Item 6.	Exhibits

The accompanying Index to Exhibits is incorporated by reference in answer to this portion of this Item, and except as otherwise indicated in the next sentence, the Exhibits listed in such Index are filed as part of this Form 10-Q. Exhibit 32 is not filed as part of this Form 10-Q but accompanies this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on May 10, 2013.

MGIC INVESTMENT CORPORATION

/s/ J. Michael Lauer
J. Michael Lauer
Executive Vice President and
Chief Financial Officer

/s/ Timothy J. Mattke
Timothy J. Mattke
Senior Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS
(Part II, Item 6)

Exhibit
Number	Description of Exhibit

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed March 5, 2013)

4.3
Amended and Restated Rights Agreement dated as of July 25, 2012, as amended through March 11, 2013, between MGIC Investment Corporation and Wells Fargo Bank, National Association (incorporated by reference to Appendix A to the Company’s Proxy Statement filed March 25, 2013)

4.7
Second Supplemental Indenture, dated as of March 12, 2013, between MGIC Investment Corporation and U.S. Bank National Association (as successor to Bank One Trust Company, National Association), as Trustee, under the Indenture, dated as of October 15, 2000, between the Company and the Trustee.

10.14
Confidential Settlement Agreement and Release dated as of April 19, 2013 (“BANA Agreement”), by and between Mortgage Guaranty Insurance Corporation and Bank of America, N.A. (as a successor to BAC Home Loans Servicing f/k/a Countrywide Home Loans Servicing LP), on its own behalf and as successor in interest by de jure merger to Countrywide Bank FSB, formerly Treasury Bank. Countrywide Home Loans, Inc. is also a party to the BANA Agreement solely to the extent specified in the BANA Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2013.) †††

10.15
Confidential Settlement Agreement and Release dated as of April 19, 2013 (the “CHL Agreement”), by and between Mortgage Guaranty Insurance Corporation, Countrywide Home Loans, Inc. and Bank of America, N.A., in its capacity as master servicer or servicer of Subject Loans (as defined in the CHL Agreement). (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 25, 2013.) †††

31.1	Certification of CEO under Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO under Section 302 of Sarbanes-Oxley Act of 2002

32	Certification of CEO and CFO under Section 906 of Sarbanes-Oxley Act of 2002 (as indicated in Item 6 of Part II, this Exhibit is not being "filed")

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2012 and the three months ended March 31, 2013, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.

†††
Confidential treatment has been requested with respect to certain portions of these exhibits. These exhibits omit the information subject to this confidentiality request. Omitted portions have been filed separately with the Securities and Exchange Commission.