Form 10-Q
period 2013-06-30
MGIC INVESTMENT CORP
filed 2013-08-08
CIK 876437

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __ to ____
Commission file number 1-10816

MGIC INVESTMENT CORPORATION
(Exact name of registrant as specified in its charter)

WISCONSIN	39-1486475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 E. KILBOURN AVENUE	53202
MILWAUKEE, WISCONSIN	(Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS OF STOCK	PAR VALUE	DATE	NUMBER OF SHARES
Common stock	$1.00	07/31/13	337,758,169

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012
(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS	(In thousands)
Investment portfolio (notes 7 and 8):
Securities, available-for-sale, at fair value:
Fixed maturities (amortized cost, 2013 - $5,064,233; 2012 - $4,185,937)	$4,996,131	$4,227,339
Equity securities	2,860	2,936
Total investment portfolio	4,998,991	4,230,275
Cash and cash equivalents	571,464	1,027,625
Restricted cash and cash equivalents (note 1)	60,333	-
Accrued investment income	33,163	27,243
Reinsurance recoverable on loss reserves (note 4)	83,898	104,848
Reinsurance recoverable on paid losses	14,172	15,605
Premium receivable	62,578	67,828
Home office and equipment, net	26,566	27,190
Deferred insurance policy acquisition costs	12,378	11,245
Other assets	179,970	62,465
Total assets	$6,043,513	$5,574,324
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Loss reserves (note 12)	$3,599,308	$4,056,843
Premium deficiency reserve (note 13)	60,848	73,781
Unearned premiums	142,418	138,840
Senior notes (note 3)	82,742	99,910
Convertible senior notes (note 3)	845,000	345,000
Convertible junior debentures (note 3)	389,522	379,609
Other liabilities	243,013	283,401
Total liabilities	5,362,851	5,377,384

Contingencies (note 5)

Shareholders' equity (note 14):
Common stock (one dollar par value, shares authorized 680,000; shares issued 2013 - 340,047; 2012 - 205,047; shares outstanding 2013 - 337,758; 2012 - 202,032)	340,047	205,047
Paid-in capital	1,658,805	1,135,296
Treasury stock (shares at cost 2013 - 2,289; 2012 - 3,015)	(64,435)	(104,959)
Accumulated other comprehensive loss, net of tax (note 9)	(168,432)	(48,163)
Retained deficit	(1,085,323)	(990,281)
Total shareholders' equity	680,662	196,940
Total liabilities and shareholders' equity	$6,043,513	$5,574,324

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:	(In thousands, except per share data)
Premiums written:
Direct	$247,481	$246,939	$502,028	$510,734
Assumed	531	614	1,082	1,255
Ceded	(11,390)	(8,948)	(17,988)	(18,398)
Net premiums written	236,622	238,605	485,122	493,591
Decrease (increase) in unearned premiums, net	1,155	4,023	(286)	11,442
Net premiums earned	237,777	242,628	484,836	505,033
Investment income, net of expenses	20,883	32,178	39,211	69,586
Realized investment gains, net	2,485	26,611	3,744	104,172
Total other-than-temporary impairment losses	-	(339)	-	(339)
Portion of losses recognized in other comprehensive income, before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	(339)	-	(339)
Other revenue	2,715	20,012	5,254	22,321
Total revenues	263,860	321,090	533,045	700,773

Losses and expenses:
Losses incurred, net (note 12)	196,274	551,408	462,482	888,496
Change in premium deficiency reserve (note 13)	(11,283)	(27,358)	(12,933)	(41,541)
Amortization of deferred policy acquisition costs	1,955	1,935	3,652	3,605
Other underwriting and operating expenses, net	45,607	46,975	93,922	95,648
Interest expense	17,942	24,912	44,348	49,539
Total losses and expenses	250,495	597,872	591,471	995,747
Income (loss) before tax	13,365	(276,782)	(58,426)	(294,974)
Provision for (benefit from) income taxes (note 11)	990	(2,891)	2,129	(1,528)

Net income (loss)	$12,375	$(273,891)	$(60,555)	$(293,446)

Income (loss) per share (note 6):
Basic	$0.04	$(1.36)	$(0.21)	$(1.45)
Diluted	$0.04	$(1.36)	$(0.21)	$(1.45)

Weighted average common shares outstanding - diluted (note 6)	339,341	202,013	285,336	201,770

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Net income (loss)	$12,375	$(273,891)	$(60,555)	$(293,446)

Other comprehensive (loss) income, net of tax (note 9):

Change in unrealized investment gains and losses	(98,119)	8,212	(108,073)	(37,706)

Foreign currency translation adjustment	(12,512)	(724)	(12,196)	359

Other comprehensive (loss) income, net of tax	(110,631)	7,488	(120,269)	(37,347)

Comprehensive loss	$(98,256)	$(266,403)	$(180,824)	$(330,793)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2012 and Six Months Ended June 30, 2013
(Unaudited)

				Accumulated
				other
	Common	Paid-in	Treasury	comprehensive	Retained
	stock	capital	stock	income (loss)	deficit
	(In thousands)
Balance, December 31, 2011	$205,047	$1,135,821	$(162,542)	$30,124	$(11,635)

Net loss					(927,079)
Change in unrealized investment gains and losses, net	-	-	-	(78,659)	-
Reissuance of treasury stock, net	-	(8,749)	57,583	-	(51,567)
Equity compensation	-	8,224	-	-	-
Defined benefit plan adjustments, net	-	-	-	(1,221)	-
Unrealized foreign currency translation adjustment	-	-	-	1,593	-

Balance, December 31, 2012	$205,047	$1,135,296	$(104,959)	$(48,163)	$(990,281)

Net loss					(60,555)
Change in unrealized investment gains and losses, net (notes 7 and 8)	-	-	-	(108,073)	-
Common stock issuance (note 14)	135,000	528,392	-	-	-
Reissuance of treasury stock, net	-	(7,892)	40,524	-	(34,487)
Equity compensation	-	3,009	-	-	-
Unrealized foreign currency translation adjustment	-	-	-	(12,196)	-

Balance, June 30, 2013	$340,047	$1,658,805	$(64,435)	$(168,432)	$(1,085,323)

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Six Months Ended
	June 30,

	2013	2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(60,555)	$(293,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	37,517	51,505
Deferred tax (benefit) provision	(21)	67
Realized investment gains, excluding impairment losses	(3,744)	(104,172)
Net investment impairment losses	-	339
Gain on repurchases of senior notes	-	(17,775)
Other	(35,327)	(22,259)
Change in certain assets and liabilities:
Accrued investment income	(5,920)	8,681
Reinsurance recoverable on loss reserves	20,950	27,775
Reinsurance recoverable on paid losses	1,433	782
Premium receivable	5,250	3,150
Deferred insurance policy acquisition costs	(1,133)	(2,025)
Loss reserves	(457,535)	(448,922)
Premium deficiency reserve	(12,933)	(41,541)
Unearned premiums	3,578	(11,679)
Income taxes payable (current)	(179)	(4,588)
Net cash used in operating activities	(508,619)	(854,108)

Cash flows from investing activities:
Purchase of fixed maturities	(2,182,211)	(3,121,280)
Purchase of equity securities	(51)	(51)
Proceeds from sale of fixed maturities	483,171	2,698,825
Proceeds from maturity of fixed maturities	778,896	878,259
Net (decrease) increase in payable for securities	(97,868)	18,808
Net change in restricted cash	(60,333)	-
Net cash (used in) provided by investing activities	(1,078,396)	474,561

Cash flows from financing activities:
Net proceeds from convertible senior notes	484,697	-
Common stock shares issued	663,392	-
Repurchases of long-term debt	(17,235)	(53,107)
Net cash provided by (used in) financing activities	1,130,854	(53,107)

Net decrease in cash and cash equivalents	(456,161)	(432,654)
Cash and cash equivalents at beginning of period	1,027,625	995,799
Cash and cash equivalents at end of period	$571,464	$563,145

See accompanying notes to consolidated financial statements.

MGIC INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. At June 30, 2013, MGIC’s risk-to-capital ratio was 20.2 to 1, below the maximum allowed by the jurisdictions with Capital Requirements, and its policyholder position was $175 million above the required MPP of $1.2 billion. At June 30, 2013, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 23.0 to 1. A higher risk-to-capital ratio on a combined basis may indicate that, in order for MGIC to continue to utilize reinsurance arrangements with its subsidiaries or subsidiaries of our holding company, additional capital contributions to the reinsurance affiliates could be needed. These reinsurance arrangements permit MGIC to write insurance with a higher coverage percentage than it could on its own under certain state-specific requirements.

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

MGIC applied for waivers in the other jurisdictions with Capital Requirements and received waivers from some of them. Insurance departments, in their sole discretion, may modify, terminate or extend their waivers of Capital Requirements. If an insurance department other than the OCI modifies or terminates its waiver, or if it fails to grant a waiver or renew its waiver after expiration, and if MGIC does not comply with the Capital Requirements at that time, MGIC could be prevented from writing new business in that particular jurisdiction. New insurance written in the jurisdictions that have Capital Requirements represented approximately 50% of our new insurance written in the first six months of 2013. Depending on the level of losses that MGIC experiences in the future, it is possible that regulatory action by one or more jurisdictions, including those that do not have specific Capital Requirements, may prevent MGIC from continuing to write new insurance in that jurisdiction.

The National Association of Insurance Commissioners (“NAIC”) is reviewing the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to change such requirements and no changes are expected to be proposed in 2013. Depending on the scope of proposals made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such proposals. The GSEs, in conjunction with the Federal Housing Finance Agency (“FHFA”) are also developing mortgage insurer capital standards that would replace the use of external credit ratings. Revised capital standards are expected to be released in 2013. Freddie Mac has disclosed that it believes certain mortgage insurance counterparties may be unable to meet its expected new capital requirements within the timeframes for doing so. We have not been informed of the revised capital requirements or their timeframes for implementation. Once we are informed of the revised capital requirements, if we do not expect MGIC to meet them within the timeframes that Freddie Mac establishes, we would consider one or more alternatives to continue writing new business. These alternatives include contributing additional funds that are on hand today from our holding company to MGIC, entering into additional external reinsurance transactions, seeking approval to write business in MIC and raising additional capital. While there can be no assurance that MGIC would meet Freddie Mac’s revised capital requirements within such timeframes, we believe we could implement one or more of these alternatives so that we would continue to be an eligible Freddie Mac mortgage insurer after the revised capital requirements are fully effective.

A possible future failure by MGIC to meet the Capital Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that events that may lead MGIC to fail to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims whose policies will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions. Factors that could negatively affect MGIC’s claims paying resources are discussed throughout the financial statement footnotes.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, if MGIC is unable to write new business. During 2012, MIC began writing new business on the same policy terms as MGIC in the jurisdictions where MGIC did not have active waivers of the Capital Requirements. Because MGIC again meets the Capital Requirements, MGIC is again writing new business in all jurisdictions and MIC has suspended writing new business. As of June 30, 2013, MIC had statutory capital of $452 million and risk in force of approximately $950 million. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from the GSEs and the OCI to write business in all of the jurisdictions where MGIC may become unable to do so because those jurisdictions have not waived their Capital Requirements for MGIC.

Under an agreement in place with Fannie Mae, as amended November 30, 2012, MIC will be eligible to write mortgage insurance through December 31, 2013, in those jurisdictions (other than Wisconsin) in which MGIC cannot write new insurance due to MGIC’s failure to meet Capital Requirements and to obtain a waiver of them. MIC is also approved to write mortgage insurance for 60 days in jurisdictions that do not have Capital Requirements if a jurisdiction notifies MGIC that, due to its financial condition, it may no longer write new business. The agreement with Fannie Mae contains certain conditions and restrictions to its continued effectiveness, including the continued effectiveness of the OCI Waiver.

Under a letter from Freddie Mac that was amended and restated as of November 30, 2012, Freddie Mac approved MIC to write business only in those jurisdictions (other than Wisconsin) where either (a) MGIC is unable to write business because it does not meet the Capital Requirements and does not obtain waivers of them, or (b) MGIC receives notice that it may not write business because of that jurisdiction’s view of MGIC’s financial condition. This approval of MIC, which may be withdrawn at any time, expires December 31, 2013, or earlier if a financial examination by the OCI determines that there is a reasonable probability that MGIC will be unable to honor claim obligations at any time in the five years after the examination, or if MGIC fails to honor claim payments. The approval from Freddie Mac, contains certain conditions and restrictions to its continued effectiveness, including requirements that MIC not exceed a risk-to-capital ratio of 18:1 (at June 30, 2013, MIC’s risk-to-capital ratio was 2.1 to 1); MGIC and MIC comply with all terms and conditions of the OCI Waiver; the OCI Waiver remain effective; and MIC provide MGIC access to the capital of MIC in an amount necessary for MGIC to maintain sufficient liquidity to satisfy its obligations under insurance policies issued by MGIC.

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

Statement of Statutory Accounting Principles No. 101 (“SSAP No. 101”) became effective January 1, 2012 and prescribed new standards for determining the amount of deferred tax assets that can be recognized as admitted assets for determining statutory capital. Under a permitted practice effective September 30, 2012 and until further notice, the OCI has approved MGIC to report its net deferred tax asset as an admitted asset in an amount not to exceed 10% of surplus as regards policyholders, notwithstanding any contrary provisions of SSAP No. 101. Deferred tax assets of $133 million and $63 million were included in MGIC’s statutory capital at June 30, 2013 and December 31, 2012, respectively.

Reclassifications

Certain reclassifications have been made in the accompanying financial statements to 2012 amounts to conform to 2013 presentation.

Restricted cash and cash equivalents

During the second quarter of 2013, approximately $60.3 million was placed in escrow in connection with the two agreements we entered into to resolve our dispute with Countrywide Home Loans (“CHL”) and its affiliate, Bank of America, N.A., as successor to Countrywide Home Loans Servicing LP (“BANA” and collectively with CHL, “Countrywide”) regarding rescissions. See additional discussion of these settlement agreements in Note 5 – “Litigation and contingencies.”

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

Note 3 – Debt

5.375% Senior Notes – due November 2015

At June 30, 2013 and December 31, 2012 we had outstanding $82.9 million and $100.1 million, respectively, of 5.375% Senior Notes due in November 2015. During the second quarter of 2013 we repurchased $17.2 million of those Senior Notes at par value. Covenants in the Senior Notes include the requirement that there be no liens on the stock of the designated subsidiaries unless the Senior Notes are equally and ratably secured; that there be no disposition of the stock of designated subsidiaries unless all of the stock is disposed of for consideration equal to the fair market value of the stock; and that we and the designated subsidiaries preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the Senior Notes. A designated subsidiary is any of our consolidated subsidiaries which has shareholders’ equity of at least 15% of our consolidated shareholders’ equity. We were in compliance with all covenants at June 30, 2013.

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

Interest payments on the Senior Notes were $2.8 million and $4.8 million for the six months ended June 30, 2013 and 2012, respectively.

5% Convertible Senior Notes – due May 2017

At June 30, 2013 and December 31, 2012 we had outstanding $345 million principal amount of 5% Convertible Senior Notes due in May 2017. Interest on the 5% Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The 5% Notes will mature on May 1, 2017. Covenants in the 5% Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the 5% Notes.

If an “event of default” under the 5% Notes occurs, including if: we fail to meet any of the covenants of the 5% Notes and such failure continues for 60 days after we receive notice from holders of 25% or more of the 5% Notes; there is a failure to pay when due at maturity or otherwise, or a default under any of our other debt results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; a final judgment for the payment of $40 million or more (excluding any amounts covered by insurance) is rendered against us or any of our subsidiaries which judgment is not discharged or stayed within certain time limits; or we fail to make a payment of principal on the 5% Notes when due or a payment of interest on the 5% Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the 5% Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of the 5% Notes would have the right to accelerate the maturity of those notes. In addition, the trustee of the 5% Notes could, independent of any action by holders, accelerate the maturity of the 5% Notes if an “event of default” occurs. The amounts we owe under the 5% Notes would also be accelerated upon certain bankruptcy or insolvency-related events involving our holding company or a Significant Subsidiary, including the failure to have dismissed or stayed a petition seeking relief under bankruptcy or insolvency laws or the consent of our holding company or a Significant Subsidiary to the appointment of an Insolvency Official for all or substantially all of their respective property. “Significant Subsidiary” is defined in Regulation S-X under the Securities Act of 1933 and is measured as of the most recently completed fiscal year. As of December 31, 2012, MGIC and MGIC Reinsurance Corporation of Wisconsin were our Significant Subsidiaries.

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

Interest payments on the 5% Notes were $8.6 million in each of the six months ended June 30, 2013 and 2012.

2% Convertible Senior Notes – due April 2020

At June 30, 2013, we had outstanding $500 million principal amount of 2% Convertible Senior Notes due in 2020 which we issued in March 2013. We received net proceeds of approximately $484.7 million after deducting underwriting discount and estimated offering expenses. See Note 14 – “Shareholders’ Equity” for information regarding the use of such proceeds. Interest on the 2% Notes will be payable semi-annually in arrears on April 1 and October 1 of each year, beginning on October 1, 2013. The 2% Notes will mature on April 1, 2020, unless earlier repurchased by us or converted. Subject to certain limitations the 2% Notes are convertible at the holder's option at an initial conversion rate, which is subject to adjustment, of 143.8332 shares per $1,000 principal amount. This represents an initial conversion price of approximately $6.95 per share. Before January 1, 2020, conversions may only occur under certain circumstances, including upon redemption of the 2% Notes. On or after January 1, 2020, holders may convert their notes at any time. These 2% Notes will be equal in right of payment to our other senior debt and will be senior in right of payment to our existing Convertible Junior Debentures. Debt issuance costs will be amortized to interest expense over the contractual life of the 2% Notes. Prior to April 10, 2017, the notes will not be redeemable. On any business day on or after April 10, 2017 we may redeem for cash all or part of the notes, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus any accrued and unpaid interest, if the closing sale price of our common stock exceeds 130% of the then prevailing conversion price of the notes for at least 20 of the 30 trading days preceding notice of the redemption.

Covenants in the 2% Notes include a requirement to notify holders in advance of certain events and that we and the designated subsidiaries (defined above) preserve our corporate existence, rights and franchises unless we or any such subsidiary determines that such preservation is no longer necessary in the conduct of its business and that the loss thereof is not disadvantageous to the 2% Notes.

If an “event of default” under the 2% Notes occurs, including if: we fail to meet any of the covenants of the 2% Notes and such failure continues for 60 days after we receive notice from holders of 25% or more of the 2% Notes; there is a failure to pay when due at maturity or otherwise, or a default under any of our other debt results in the acceleration of maturity of, any of our other debt in an aggregate amount of $40 million or more; a final judgment for the payment of $40 million or more (excluding any amounts covered by insurance) is rendered against us or any of our subsidiaries which judgment is not discharged or stayed within certain time limits; or we fail to make a payment of principal on the 2% Notes when due or a payment of interest on the 2% Notes within thirty days after due and we are not successful in obtaining an agreement from holders of a majority of the 2% Notes to change (or waive) the applicable requirement or payment default, then the holders of 25% or more of the 2% Notes would have the right to accelerate the maturity of those notes. In addition, the trustee of the 2% Notes could, independent of any action by holders, accelerate the maturity of the 2% Notes if an “event of default” occurs. The amounts we owe under the 2% Notes would also be accelerated upon certain bankruptcy or insolvency-related events involving our holding company or a Significant Subsidiary, including the failure to have dismissed or stayed a petition seeking relief under bankruptcy or insolvency laws or the consent of our holding company or a Significant Subsidiary to the appointment of an Insolvency Official for all or substantially all of their respective property.

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

9% Convertible Junior Subordinated Debentures – due April 2063

At June 30, 2013 and December 31, 2012 we had outstanding $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 (the “debentures”). At December 31, 2012 the amortized value of the principal amount of the debentures is reflected as a liability on our consolidated balance sheet of $379.6 million, with the unamortized discount reflected in equity. Beginning March 31, 2013, including at June 30, 2013, the full principal amount of the debentures was reflected as a liability on our consolidated balance sheet. The debentures rank junior to all of our existing and future senior indebtedness.

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

Interest payments on the debentures were $35.8 million and $17.5 for the six months ended June 30, 2013 and 2012, respectively.

All debt

The par value and fair value of our debt at June 30, 2013 and December 31, 2012 appears in the table below.

	Par Value	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013
Liabilities:
Senior Notes	$82,883	$83,753	$83,753	$-	$-
Convertible Senior Notes due 2017	345,000	354,919	354,919	-	-
Convertible Senior Notes due 2020	500,000	580,000	580,000	-	-
Convertible Junior Subordinated Debentures	389,522	426,285	-	426,285	-
Total Debt	$1,317,405	$1,444,957	$1,018,672	$426,285	$-

December 31, 2012
Liabilities:
Senior Notes	$100,118	$79,594	$79,594	$-	$-
Convertible Senior Notes due 2017	345,000	242,880	242,880	-	-
Convertible Junior Subordinated Debentures	389,522	173,096	-	173,096	-
Total Debt	$834,640	$495,570	$322,474	$173,096	$-

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

The Senior Notes, Convertible Senior Notes and Convertible Junior Debentures are obligations of our holding company, MGIC Investment Corporation, and not of its subsidiaries. At June 30, 2013, we had approximately $592 million in cash and investments at our holding company. The net unrealized losses on our holding company investment portfolio were approximately $7.1 million at June 30, 2013. The modified duration of the holding company investment portfolio, excluding cash and cash equivalents, was 3.6 years at June 30, 2013.

Note 4 – Reinsurance

MGIC has obtained both captive and non-captive reinsurance in the past. In a captive reinsurance arrangement, the reinsurer is affiliated with the lender for whom MGIC provides mortgage insurance.

Since June 2005, various state and federal regulators have conducted investigations or requested information regarding captive mortgage reinsurance arrangements in which we participated. In January 2012, we received correspondence from the Consumer Financial Protection Bureau (“CFPB”) indicating that it was investigating captive reinsurance arrangements in the mortgage insurance industry. The correspondence requested, among other things, certain information regarding captive mortgage reinsurance transactions in which we participated. In June 2012, we received a Civil Investigative Demand (“CID”) from the CFPB requiring additional information and documentation regarding captive mortgage reinsurance.

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

Captive agreements were written on an annual book of business and the captives are required to maintain a separate trust account to support the combined reinsured risk on all annual books. MGIC is the sole beneficiary of the trust, and the trust account is made up of capital deposits by the lender captive, premium deposits by MGIC, and investment income earned.  These amounts are held in the trust account and are available to pay reinsured losses. The reinsurance recoverable on loss reserves related to captive agreements was approximately $84 million at June 30, 2013 which was supported by $254 million of trust assets, while at December 31, 2012 the reinsurance recoverable on loss reserves related to captives was $104 million which was supported by $303 million of trust assets. As of June 30, 2013 and December 31, 2012 there was an additional $22 million and $25 million, respectively, of trust assets in captive agreements where there was no related reinsurance recoverable on loss reserves. Trust fund assets of $3 million and $0.4 million were transferred to us as a result of captive terminations during the first six months of 2013 and 2012, respectively.

The CFPB's investigation involved captive reinsurance. In April 2013, we entered into a quota share reinsurance agreement with a group of unaffiliated reinsurers. These reinsurers are not captive reinsurers. This reinsurance agreement applies to new insurance written between April 1, 2013 and December 31, 2015 (with limited exclusions) and covers incurred losses, with renewal premium through December 31, 2018. Early termination is possible under specified scenarios. The structure of the reinsurance agreement is a 30% quota share, with a 20% ceding commission as well as a profit commission. The impact of the reinsurance agreement was not significant to our results for the second quarter of 2013.

Note 5 – Litigation and Contingencies

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Four of those cases have previously been dismissed by the applicable U.S. District Courts without any further opportunity to appeal and two additional cases have been dismissed by the applicable U.S. District Court but are now on appeal to the U.S. Court of Appeals. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

On April 5, 2013, the U.S. District Court approved a settlement with the CFPB that resolves a previously-disclosed, nearly five-year-old federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concludes the investigation with respect to MGIC without the CFPB making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million and the court issued an injunction prohibiting MGIC from violating any provision of RESPA.

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

Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief in connection with violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. As noted above, in early 2013, the CFPB issued rules to implement laws requiring mortgage lenders to make ability-to-pay determinations prior to extending credit. We are uncertain whether the CFPB will issue any other rules or regulations that affect our business. Such rules and regulations could have a material adverse effect on us.

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

Since December 2009, we have been involved in legal proceedings with Countrywide in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans. From January 1, 2008 through June 30, 2013, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with mediation we were holding with Countrywide, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement. As of June 30, 2013, coverage on approximately 2,650 loans, representing total potential claim payments of approximately $195 million, that we had determined was rescindable, was affected by our decision to suspend such rescissions.

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

We are also discussing a settlement of a dispute with another customer and have also determined that it is probable we will reach a settlement with this customer. As of June 30, 2013, coverage on approximately 310 loans, representing total potential claim payments of approximately $21 million, was affected by our decision to suspend rescissions for that customer.

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

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. The settlement with Countrywide may encourage other customers to pursue remedies against us. From January 1, 2008 through June 30, 2013, we estimate that total rescissions mitigated our incurred losses by approximately $2.9 billion, which included approximately $3.0 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At June 30, 2013, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.1 billion.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2012 and the first six months of 2013, curtailments reduced our average claim paid by approximately 4.1% and 5.1%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. One of those lawsuits remains pending and the other seven lawsuits have been dismissed without any further opportunity to appeal.  The damages sought in the remaining case are substantial. We deny any wrongdoing and intend to defend ourselves vigorously against the allegations in the lawsuits.

In addition to the matters described above, we are involved in other legal proceedings in the ordinary course of business. In our opinion, based on the facts known at this time, the ultimate resolution of these ordinary course legal proceedings will not have a material adverse effect on our financial position or results of operations.

Through a non-insurance subsidiary, we utilize our underwriting skills to provide an outsourced underwriting service to our customers known as contract underwriting. As part of the contract underwriting activities, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to its customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. These obligations have been primarily funded by contributions from our holding company and, in part, from the operations of the subsidiary. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs in previous years. Historically, a material portion of our new insurance written through the flow channel has involved loans for which that subsidiary provided contract underwriting services, including new insurance written between 2006 and 2008. Claims for remedies may be made a number of years after the underwriting work was performed. We believe the rescission of mortgage insurance coverage on loans for which the subsidiary provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, our subsidiary experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for the first six months of 2013 was not significant.

See Note 11 – “Income Taxes” for a description of federal income tax contingencies.

Note 6 – Earnings (Loss) per Share

Our basic EPS is based on the weighted average number of common shares outstanding, which excludes participating securities of 0.2 million for the six months ended June 30, 2013 and 1.1 million for each of  the three and six months ended June 30, 2012 because they were anti-dilutive due to our reported net loss. Participating securities of 0.1 million were included in our weighted average number of common shares outstanding for the three months ended June 30, 2013. Typically, diluted EPS is based on the weighted average number of common shares outstanding plus common stock equivalents which include certain stock awards, stock options and the dilutive effect of our convertible debt. In accordance with accounting guidance, if we report a net loss from continuing operations then our diluted EPS is computed in the same manner as the basic EPS. In addition if any common stock equivalents are anti-dilutive they are excluded from the calculation. The following includes a reconciliation of the weighted average number of shares; however for the three months ended June 30, 2013 and 2012 common stock equivalents of 126.5 million and 55.4 million, respectively, and for the six months ended June 30, 2013 and 2012 common stock equivalents of 100.3 million and 55.7 million, respectively, were not included because they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012
	(In thousands, except per share data)

Basic earnings per share:
Weighted average common shares outstanding	337,868	202,013	285,336	201,770
Net income (loss)	$12,375	$(273,891)	$(60,555)	$(293,446)
Basic income (loss) per share	$0.04	$(1.36)	$(0.21)	$(1.45)

Diluted earnings per share:
Weighted-average shares - Basic	337,868	202,013	285,336	201,770
Common stock equivalents	1,473	-	-	-

Weighted-average shares - Diluted	339,341	202,013	285,336	201,770

Net income (loss)	$12,375	$(273,891)	$(60,555)	$(293,446)
Diluted income (loss) per share	$0.04	$(1.36)	$(0.21)	$(1.45)

Note 7 – Investments

The amortized cost, gross unrealized gains and losses and fair value of the investment portfolio at June 30, 2013 and December 31, 2012 are shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$923,585	$1,935	$(15,397)	$910,123
Obligations of U.S. states and political subdivisions	920,974	8,721	(13,616)	916,079
Corporate debt securities	2,086,103	5,183	(29,548)	2,061,738
Asset-backed securities	310,819	581	(872)	310,528
Residential mortgage-backed securities	413,083	171	(21,167)	392,087
Commercial mortgage-backed securities	230,935	40	(8,599)	222,376
Collateralized loan obligations	61,335	-	(109)	61,226
Debt securities issued by foreign sovereign governments	117,399	5,516	(941)	121,974
Total debt securities	5,064,233	22,147	(90,249)	4,996,131
Equity securities	2,848	25	(13)	2,860

Total investment portfolio	$5,067,081	$22,172	$(90,262)	$4,998,991

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses (1)	Value
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$863,282	$3,040	$(71)	$866,251
Obligations of U.S. states and political subdivisions	795,935	16,965	(506)	812,394
Corporate debt securities	1,469,844	13,813	(2,716)	1,480,941
Asset-backed securities	322,802	1,657	(23)	324,436
Residential mortgage-backed securities	451,352	871	(1,314)	450,909
Commercial mortgage-backed securities	150,232	524	(414)	150,342
Debt securities issued by foreign sovereign governments	132,490	9,784	(208)	142,066
Total debt securities	4,185,937	46,654	(5,252)	4,227,339
Equity securities	2,797	139	-	2,936

Total investment portfolio	$4,188,734	$46,793	$(5,252)	$4,230,275

(1) At June 30, 2013 and December 31, 2012, there were no other-than-temporary impairment losses recorded in other comprehensive income.

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

The amortized cost and fair values of debt securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Because most asset-backed and mortgage-backed securities and collateralized loan obligations provide for periodic payments throughout their lives, they are listed below in separate categories.

	Amortized	Fair
June 30, 2013	Cost	Value
	(In thousands)

Due in one year or less	$937,314	$938,656
Due after one year through five years	1,745,300	1,743,411
Due after five years through ten years	878,568	854,727
Due after ten years	486,879	473,120

	$4,048,061	$4,009,914

Asset-backed securities	310,819	310,528
Residential mortgage-backed securities	413,083	392,087
Commercial mortgage-backed securities	230,935	222,376
Collateralized loan obligations	61,335	61,226

Total at June 30, 2013	$5,064,233	$4,996,131

At June 30, 2013 and December 31, 2012, the investment portfolio had gross unrealized losses of $90.3 million and $5.3 million, respectively.  For those securities in an unrealized loss position, the length of time the securities were in such a position, as measured by their month-end fair values, is as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2013	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$484,399	$15,397	$-	$-	$484,399	$15,397
Obligations of U.S. states and political subdivisions	456,902	13,616	-	-	456,902	13,616
Corporate debt securities	1,450,667	29,546	3,291	2	1,453,958	29,548
Asset-backed securities	164,559	872	-	-	164,559	872
Residential mortgage-backed securities	373,524	20,701	17,047	466	390,571	21,167
Commercial mortgage-backed securities	206,460	8,599	-	-	206,460	8,599
Collateralized loan obligations	28,266	109	-	-	28,266	109
Debt securities issued by foreign sovereign governments	32,037	941	-	-	32,037	941
Equity securities	988	13	-	-	988	13
Total investment portfolio	$3,197,802	$89,794	$20,338	$468	$3,218,140	$90,262

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2012	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$24,094	$71	$-	$-	$24,094	$71
Obligations of U.S. states and political subdivisions	156,111	505	1,006	1	157,117	506
Corporate debt securities	280,765	2,714	3,353	2	284,118	2,716
Asset-backed securities	29,675	23	-	-	29,675	23
Residential mortgage-backed securities	315,000	982	19,939	332	334,939	1,314
Commercial mortgage-backed securities	72,689	414	-	-	72,689	414
Debt securities issued by foreign sovereign governments	14,695	208	-	-	14,695	208
Total investment portfolio	$893,029	$4,917	$24,298	$335	$917,327	$5,252

The unrealized losses in all categories of our investments at June 30, 2013 and December 31, 2012 were primarily caused by the difference in interest rates at June 30, 2013 and December 31, 2012, respectively, compared to interest rates at the time of purchase.

Under the current guidance a debt security impairment is deemed other than temporary if we either intend to sell the security, or it is more likely than not that we will be required to sell the security before recovery or we do not expect to collect cash flows sufficient to recover the amortized cost basis of the security. During the first six months of 2012 there were other-than-temporary impairments (“OTTI”) recognized of $0.3 million. There were no OTTI during the first six months of 2013.

The net realized investment gains (losses) and OTTI on the investment portfolio are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Fixed maturities	$1,891	$26,095	$3,148	$101,434
Equity securities	594	12	596	394
Other	-	165	-	2,005

	$2,485	$26,272	$3,744	$103,833

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Net realized investment gains (losses) and OTTI on investments:
Gains on sales	$3,027	$28,005	$4,961	$108,040
Losses on sales	(542)	(1,394)	(1,217)	(3,868)
Impairment losses	-	(339)	-	(339)

	$2,485	$26,272	$3,744	$103,833

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

During the first three months of 2013 we sold our remaining auction rate securities.  At June 30, 2013, the majority of the $3 million balance of Level 3 securities is state premium tax credit investments.  The state premium tax credit investments have an average maturity of under 5 years, credit ratings of AA+ or higher, and their balance reflects their remaining scheduled payments discounted at an average annual rate of 7.4%.

•	Real estate acquired through claim settlement is fair valued at the lower of our acquisition cost or a percentage of appraised value. The percentage applied to appraised value is based upon our historical sales experience adjusted for current trends.

Fair value measurements for assets measured at fair value included the following as of June 30, 2013 and December 31, 2012:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2013

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$910,123	$910,123	$-	$-
Obligations of U.S. states and political subdivisions	916,079	-	913,268	2,811
Corporate debt securities	2,061,738	-	2,061,738	-
Asset-backed securities	310,528	-	310,528	-
Residential mortgage-backed securities	392,087	-	392,087	-
Commercial mortgage-backed securities	222,376	-	222,376	-
Collateralized loan obligations	61,226	-	61,226	-
Debt securities issued by foreign sovereign governments	121,974	121,974	-	-
Total debt securities	4,996,131	1,032,097	3,961,223	2,811
Equity securities	2,860	2,539	-	321
Total investments	$4,998,991	$1,034,636	$3,961,223	$3,132
Real estate acquired (1)	$8,741	$-	$-	$8,741

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)

December 31, 2012

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$866,251	$866,251	$-	$-
Obligations of U.S. states and political subdivisions	812,394	-	809,264	3,130
Corporate debt securities	1,480,941	-	1,463,827	17,114
Asset-backed securities	324,436	-	324,436	-
Residential mortgage-backed securities	450,909	-	450,909	-
Commercial mortgage-backed securities	150,342	-	150,342	-
Debt securities issued by foreign sovereign governments	142,066	142,066	-	-
Total debt securities	4,227,339	1,008,317	3,198,778	20,244
Equity securities	2,936	2,615	-	321
Total investments	$4,230,275	$1,010,932	$3,198,778	$20,565
Real estate acquired (1)	$3,463	$-	$-	$3,463

(1) Real estate acquired through claim settlement, which is held for sale, is reported in Other Assets on the consolidated balance sheet.

There were no transfers of securities between Level 1 and Level 2 during the first six months of 2013 or 2012.

For assets measured at fair value using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances for the three and six months ended June 30, 2013 and 2012 is as follows:

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at March 31, 2013	$2,957	$-	$321	$3,278	$7,524
Total realized/unrealized gains (losses):
Included in earnings and reported as losses incurred, net	-	-	-	-	(1,000)
Purchases	-	-	-	-	9,530
Sales	(146)	-	-	(146)	(7,313)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2013	$2,811	$-	$321	$3,132	$8,741

Amount of total losses included in earnings for the three months ended June 30, 2013 attributable to the change in unrealized losses on assets still held at June 30, 2013	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2012	$3,130	$17,114	$321	$20,565	$3,463
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	-	(225)	-	(225)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(2,302)
Purchases	30	-	-	30	17,544
Sales	(349)	(16,889)	-	(17,238)	(9,964)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2013	$2,811	$-	$321	$3,132	$8,741

Amount of total losses included in earnings for the three months ended June 30, 2013 attributable to the change in unrealized losses on assets still held at June 30, 2013	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at March 31, 2012	$95,516	$51,118	$321	$146,955	$2,340
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(575)	(700)	-	(1,275)	-
Included in earnings and reported as impairment losses, net	-	(339)	-	(339)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(149)
Included in other comprehensive income	(1,113)	78	-	(1,035)	-
Purchases	-	-	-	-	3,888
Sales	(9,847)	(9,300)	-	(19,147)	(3,005)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2012	$83,981	$40,857	$321	$125,159	$3,074

Amount of total losses included in earnings for the three months ended June 30, 2012 attributable to the change in unrealized losses on assets still held at June 30, 2012	$-	$-	$-	$-	$-

	Obligations of U.S. States and Political Subdivisions	Corporate Debt Securities	Equity Securities	Total Investments	Real Estate Acquired
	(In thousands)
Balance at December 31, 2011	$114,226	$60,228	$321	$174,775	$1,621
Total realized/unrealized gains (losses):
Included in earnings and reported as realized investment gains (losses), net	(2,525)	(1,081)	-	(3,606)	-
Included in earnings and reported as impairment losses, net	-	(339)	-	(339)	-
Included in earnings and reported as losses incurred, net	-	-	-	-	(465)
Included in other comprehensive income	756	355	-	1,111	-
Purchases	27	-	-	27	5,970
Sales	(28,503)	(18,306)	-	(46,809)	(4,052)
Transfers into Level 3	-	-	-	-	-
Transfers out of Level 3	-	-	-	-	-
Balance at June 30, 2012	$83,981	$40,857	$321	$125,159	$3,074

Amount of total losses included in earnings for the three months ended June 30, 2012 attributable to the change in unrealized losses on assets still held at June 30, 2012	$-	$-	$-	$-	$-

Additional fair value disclosures related to our investment portfolio are included in Note 7 – “Investments.” Fair value disclosures related to our debt are included in Note 3 – “Debt.”

Note 9 – Other Comprehensive Income

Our other comprehensive income for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30, 2013
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(99,092)	$34,520	$(33,547)	$(98,119)
Unrealized foreign currency translation adjustment	(19,255)	6,743	-	(12,512)

Other comprehensive income (loss)	$(118,347)	$41,263	$(33,547)	$(110,631)

	Six Months Ended June 30, 2013
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(109,631)	$38,112	$(36,554)	$(108,073)
Unrealized foreign currency translation adjustment	(18,769)	6,573	-	(12,196)

Other comprehensive income (loss)	$(128,400)	$44,685	$(36,554)	$(120,269)

	Three Months Ended June 30, 2012
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$9,801	$(3,166)	$1,577	$8,212
Unrealized foreign currency translation adjustment	(1,116)	392	-	(724)

Other comprehensive income (loss)	$8,685	$(2,774)	$1,577	$7,488

	Six Months Ended June 30, 2012
			Valuation
	Before tax	Tax effect	allowance	Net of tax
	(In thousands)

Other comprehensive income (loss):
Change in unrealized gains and losses on investments	$(37,125)	$13,090	$(13,671)	$(37,706)
Unrealized foreign currency translation adjustment	551	(192)	-	359

Other comprehensive income (loss)	$(36,574)	$12,898	$(13,671)	$(37,347)

See Note 11 – “Income Taxes” for a discussion of the valuation allowance.

Total accumulated other comprehensive income and changes in accumulated other comprehensive income, including amounts reclassified from other comprehensive income, are included in the table below.

	Three Months Ended June 30, 2013
	Unrealized gains and
	losses on available-	Defined benefit	Foreign currency
	for-sale securities	plans	translation	Total
	(In thousands)

Balance at March 31, 2013, before tax	$31,002	$(71,804)	$33,233	$(7,569)

Other comprehensive income (loss) before reclassifications	(96,938)	-	(19,255)	(116,193)
Amounts reclassified from accumulated other comprehensive income (loss)	2,154 (1)	-	-	2,154
Net current period other comprehensive income (loss)	(99,092)	-	(19,255)	(118,347)

Balance at June 30, 2013, before tax	$(68,090)	$(71,804)	$13,978	$(125,916)

	Six Months Ended
	June 30, 2013
	Unrealized gains and
	losses on available-	Defined benefit	Foreign currency
	for-sale securities	plans	translation	Total
	(In thousands)

Balance at December 31, 2012, before tax	$41,541	$(71,804)	$32,747	$2,484

Other comprehensive income (loss) before reclassifications	(104,099)	-	(18,769)	(122,868)
Amounts reclassified from accumulated other comprehensive income (loss)	5,532 (1)	-	-	5,532
Net current period other comprehensive income (loss)	(109,631)	-	(18,769)	(128,400)

Balance at June 30, 2013, before tax	(68,090)	(71,804)	13,978	(125,916)

Tax effect (2)	(65,082)	26,940	(4,374)	(42,516)

Balance at June 30, 2013, net of tax	$(133,172)	$(44,864)	$9,604	$(168,432)

(1) During the three and six months ended June 30, 2013, net unrealized gains of $2.2 million and $5.5 million, respectively, were reclassified to the Consolidated Statement of Operations and included in Realized investment gains.
(2) Tax effect does not approximate 35% due to amounts of tax benefits not provided in various periods due to our tax valuation allowance.

Note 10 - Benefit Plans

The following table provides the components of net periodic benefit cost for the pension, supplemental executive retirement and other postretirement benefit plans:

	Three Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2013	2012	2013	2012
	(In thousands)

Service cost	$2,952	$2,441	$212	$304
Interest cost	3,845	4,135	156	280
Expected return on plan assets	(5,034)	(4,590)	(920)	(791)
Recognized net actuarial loss	1,557	1,437	-	189
Amortization of prior service cost	127	172	(1,662)	(1,555)

Net periodic benefit cost	$3,447	$3,595	$(2,214)	$(1,573)

	Six Months Ended June 30,
	Pension and Supplemental Executive Retirement Plans		Other Postretirement Benefits
	2013	2012	2013	2012
	(In thousands)

Service cost	$5,669	$4,831	$406	$613
Interest cost	7,644	8,241	309	571
Expected return on plan assets	(10,072)	(9,106)	(1,840)	(1,581)
Recognized net actuarial loss	3,073	2,915	-	400
Amortization of prior service cost	252	333	(3,324)	(3,109)

Net periodic benefit cost	$6,566	$7,214	$(4,449)	$(3,106)

In the second quarter of 2013 we made a $10 million contribution to the pension plan. We currently do not intend to make any further contributions in 2013.

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

Note 11 – Income Taxes

We review the need to establish a deferred tax asset valuation allowance on a quarterly basis. We analyze several factors, among which are the severity and frequency of operating losses, our capacity for the carryback or carryforward of any losses, the existence and current level of taxable operating income, the expected occurrence of future income or loss and available tax planning alternatives. Based on our analysis and the level of cumulative operating losses, we continue to reduce our benefit from income tax through the recognition of a valuation allowance.

The effect of the change in valuation allowance on the provision for (benefit from) income taxes was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Tax provision (benefit) before valuation allowance	$4,472	$(101,367)	$(17,118)	$(107,429)
Change in valuation allowance	(3,482)	98,476	19,247	105,901

Provision for (benefit from) income taxes	$990	$(2,891)	$2,129	$(1,528)

The change in the valuation allowance that was included in other comprehensive income for the three months ended June 30, 2013 was an increase of $33.5 million. The change in the valuation allowance that was included in other comprehensive income for the three months ended June 30, 2012 was a decrease of $1.6 million. The change in the valuation allowance that was included in other comprehensive income for the six months ended June 30, 2013 and 2012 was an increase of $36.6 million and $13.7 million, respectively. The total valuation allowance as of June 30, 2013 and December 31, 2012 was $1,021.8 million and $966.0 million, respectively.

We have approximately $2.6 billion of net operating loss carryforwards on a regular tax basis and $1.7 billion of net operating loss carryforwards for computing the alternative minimum tax as of June 30, 2013. Any unutilized carryforwards are scheduled to expire at the end of tax years 2029 through 2033.

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

We appealed these assessments within the IRS and, in 2007, we made a payment of $65.2 million to the United States Department of the Treasury related to this assessment. In August 2010, we reached a tentative settlement agreement with the IRS which was not finalized. We currently expect to receive a statutory notice of deficiency (commonly referred to as a “90-day letter”) for the disputed amounts in the second half of 2013. We would then be required to litigate the validity of the assessments in order to avoid payment to the IRS of the entire amount assessed. Any such litigation could be lengthy and costly in terms of legal fees and related expenses. We continue to believe that our previously recorded tax provisions and liabilities are appropriate. However, we would need to make appropriate adjustments, which could be material, to our tax provision and liabilities if our view of the probability of success in this matter changes, and the ultimate resolution of this matter could have a material negative impact on our effective tax rate, results of operations, cash flows and statutory capital. In this regard, see Note 1 – “Nature of Business - Capital.”

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

The total amount of unrecognized tax benefits as of June 30, 2013 is $104.9 million. The total amount of the unrecognized tax benefits, related to our aforementioned REMIC issue, that would affect our effective tax rate is $92.3 million. We recognize interest accrued and penalties related to unrecognized tax benefits in income taxes. As of June 30, 2013 and December 31, 2012, we had accrued $25.6 million and $25.3 million, respectively, for the payment of interest.

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

The following table provides a reconciliation of beginning and ending loss reserves for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012
	(In thousands)

Reserve at beginning of period	$4,056,843	$4,557,512
Less reinsurance recoverable	104,848	154,607
Net reserve at beginning of period (1)	3,951,995	4,402,905

Losses incurred:
Losses and LAE incurred in respect of default notices related to:
Current year	468,332	674,076
Prior years (2)	(5,850)	214,420
Subtotal (3)	462,482	888,496

Losses paid:
Losses and LAE paid in respect of default notices related to:
Current year	5,137	12,502
Prior years	897,178	1,297,566
Reinsurance terminations (4)	(3,248)	(425)
Subtotal (5)	899,067	1,309,643

Net reserve at end of period (6)	3,515,410	3,981,758
Plus reinsurance recoverables	83,898	126,832

Reserve at end of period	$3,599,308	$4,108,590

(1)	At December 31, 2012 and 2011, the estimated reduction in loss reserves related to rescissions approximated $0.2 billion and $0.7 billion, respectively.
(2)
A negative number for prior year losses incurred indicates a redundancy of prior year loss reserves, and a positive number for prior year losses incurred indicates a deficiency of prior year loss reserves.

(3)	Rescissions did not have a significant impact on incurred losses in the six months ended June 30, 2013 or 2012.
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

(5)	Rescissions mitigated our paid losses by an estimated $0.1 billion in each of the six months ended June 30, 2013 and 2012, which excludes amounts that may have been applied to a deductible.
(6)	At June 30, 2013 and 2012, the estimated reduction in loss reserves related to rescissions approximated $0.1 billion and $0.6 billion, respectively.

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

Losses incurred on default notices received in the current year decreased in the first six months of 2013 compared to the same period in 2012, primarily due to a decrease in the number of new default notices received, net of cures, as well as a decrease in the estimated claim rate on recently reported delinquencies.

The prior year development of the reserves in the first six months of 2013 and 2012 is reflected in the table below.

	Six months ended June 30,
	2013	2012
	(In millions)
Prior year loss development (1):

(Decrease) increase in estimated claim rate on primary defaults	$-	$230
Increase in estimated severity on primary defaults	1	-
Change in estimates related to pool reserves, LAE reserves and reinsurance	(7)	(16)
Total prior year loss development	$(6)	$214

(1) A negative number for prior year loss development indicates a redundancy of prior year loss reserves, and a positive number indicates a deficiency of prior year loss reserves.

The prior year loss development was based on the resolution of approximately 37% and 35% for the six months ended June 30, 2013 and 2012, respectively of the prior year default inventory, as well as a re-estimation of amounts to be ultimately paid on defaults remaining in inventory from the end of the prior year and estimated incurred but not reported items from the end of the prior year. In the first six months of 2012, our estimated claim rates increased on defaults that were more than 12 months delinquent.

The “Losses paid” section of the table above shows the breakdown between claims paid on default notices received in the current year, claims paid on default notices received in prior years and the decrease in losses paid related to terminated reinsurance agreements as noted in footnote (4) of that table. It has historically taken, prior to the last few years, on average, approximately twelve months for a default which is not cured to develop into a paid claim, therefore, most losses paid relate to default notices received in prior years. Due to a combination of reasons that had slowed the rate at which claims are received and paid, including foreclosure moratoriums and suspensions, servicing delays, court delays, loan modifications, our fraud investigations and our claim rescissions and denials for misrepresentation, it is difficult to estimate how long it may take for current and future defaults that do not cure to develop into paid claims.

The liability associated with our estimate of premiums to be refunded on expected claim payments is accrued for separately at June 30, 2013 and December 31, 2012 and approximated $137 million and $134 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

A rollforward of our primary default inventory for the three and six months ended June 30, 2013 and 2012 appears in the table below. The information concerning new notices and cures is compiled from monthly reports received from loan servicers. The level of new notice and cure activity reported in a particular month can be influenced by, among other things, the date on which a servicer generates its report, the number of business days in a month and by transfers of servicing between loan servicers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Default inventory at beginning of period	126,610	160,473	139,845	175,639
New Notices	25,425	32,241	53,289	67,022
Cures	(25,450)	(26,368)	(56,572)	(63,512)
Paids (including those charged to a deductible or captive)	(9,051)	(11,738)	(18,496)	(23,647)
Rescissions and denials	(429)	(618)	(961)	(1,512)
Default inventory at end of period	117,105	153,990	117,105	153,990

Pool insurance notice inventory decreased from 8,594 at December 31, 2012 to 7,006 at June 30, 2013. The pool insurance notice inventory was 25,178 at June 30, 2012. During the third quarter of 2012, approximately 15,600 pool notices were removed from the pool notice inventory due to the exhaustion of the aggregate loss on a pool policy we had with Freddie Mac.

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

Aging of the Primary Default Inventory

	June 30,		December 31,		June 30,
	2013		2012		2012

Consecutive months in default
3 months or less	18,760	16%	23,282	17%	24,488	16%
4 - 11 months	26,377	23%	34,688	25%	38,400	25%
12 months or more	71,968	61%	81,875	58%	91,102	59%

Total primary default inventory	117,105	100%	139,845	100%	153,990	100%

Primary claims received inventory included in ending default inventory (1)	10,637	9%	11,731	8%	13,421	9%

(1) Our claims received inventory includes suspended rescission as discussed in Note 5 – “Litigation and Contingencies.” In connection with the Countrywide proceedings, we have voluntarily suspended rescissions of coverage related to loans that we believed would be included in a potential resolution. As of June 30, 2013, coverage on approximately 2,650 loans, representing total potential claim payments of approximately $195 million, that we had determined was rescindable was affected by our decision to suspend such rescissions. Substantially all of these potential rescissions relate to claims received beginning in the first quarter of 2011 or later. As of June 30, 2013, coverage on approximately 310 loans, representing total potential claim payments of approximately $21 million, was affected by our decision to suspend rescissions for another customer for which we also consider settlement probable. In addition, as of June 30, 2013, coverage on approximately 300 loans, representing total potential claim payments of approximately $21 million, was affected by our decision to suspend rescissions for customers other than those for which we consider settlement probable, as defined in ASC 450-20.

The number of months a loan is in the default inventory can differ from the number of payments that the borrower has not made or is considered delinquent. These differences typically result from a borrower making monthly payments that do not result in the loan becoming fully current. The number of payments that a borrower is delinquent is shown in the table below.

Number of Payments Delinquent

	June 30,		December 31,		June 30,
	2013		2012		2012

3 payments or less	27,498	24%	34,245	24%	33,677	22%
4 - 11 payments	27,299	23%	34,458	25%	39,744	26%
12 payments or more	62,308	53%	71,142	51%	80,569	52%

Total primary default inventory	117,105	100%	139,845	100%	153,990	100%

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

In addition, subject to rescission caps in certain of our Wall Street bulk transactions, all of our insurance policies allow us to rescind coverage under certain circumstances. Because we can review the loan origination documents and information as part of our normal processing when a claim is submitted to us, rescissions occur on a loan by loan basis most often after we have received a claim. Prior to 2008, rescissions of coverage on loans were not a material portion of our claims resolved during a year. However, beginning in 2008, our rescissions of coverage on loans have materially mitigated our paid losses. In 2009 through 2011, rescissions mitigated our paid losses in the aggregate by approximately $3.0 billion; and in 2012 and the first six months of 2013, rescissions mitigated our paid losses by approximately $0.3 billion and $70 million, respectively (in each case, the figure includes amounts that would have either resulted in a claim payment or been charged to a deductible under a bulk or pool policy, and may have been charged to a captive reinsurer). In recent quarters, less than 7% of claims received in a quarter have been resolved by rescissions, down from the peak of approximately 28% in the first half of 2009.

Our loss reserving methodology incorporates our estimates of future rescissions and reversals of rescissions. Historically, reversals of rescissions have been immaterial. A variance between ultimate actual rescission and reversal rates and our estimates, as a result of the outcome of claims investigations, litigation, settlements or other factors, could materially affect our losses. We estimate rescissions mitigated our incurred losses by approximately $2.5 billion in 2009 and $0.2 billion in 2010. In 2011, we estimate that rescissions had no significant impact on our losses incurred. All of these figures include the benefit of claims not paid in the period as well as the impact of changes in our estimated expected rescission activity on our loss reserves in the period. In 2012, we estimate that our rescission benefit in loss reserves was reduced by $0.2 billion due to probable rescission settlement agreements. We estimate that other rescissions had no significant impact on our losses incurred in 2012 or in the first six months of 2013. At June 30, 2013 and December 31, 2012, we estimate that our loss reserves were benefited from anticipated rescissions by approximately $0.1 billion and $0.2 billion, respectively. We expect that the reduction of our loss reserves due to rescissions will decline. For information about two settlements that we believe are probable, as defined in ASC 450-20, see Note 5 – “Litigation and Contingencies.”

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

If the insured disputes our right to rescind coverage, the outcome of the dispute ultimately would be determined by legal proceedings. Under our policies, legal proceedings disputing our right to rescind coverage may be brought up to three years after the lender has obtained title to the property (typically through a foreclosure) or the property was sold in a sale that we approved, whichever is applicable, although in a few jurisdictions there is a longer time to bring such an action. For approximately 37% of our rescissions since the beginning of 2009 that are not subject to a settlement agreement, this period in which a dispute may be brought has not ended. Until a liability associated with a settlement agreement or litigation becomes probable and can be reasonably estimated, we consider a rescission resolved for financial reporting purposes even though legal proceedings have been initiated and are ongoing. Although it is reasonably possible that, when the proceedings are completed, there will be a determination that we were not entitled to rescind in all cases, we are sometimes unable to make a reasonable estimate or range of estimates of the potential liability. Under ASC 450-20, an estimated loss from such proceedings is accrued for only if we determine that the loss is probable and can be reasonably estimated. Therefore, when establishing our loss reserves, we do not generally include additional loss reserves that would reflect an adverse outcome from ongoing legal proceedings. For more information about these legal proceedings regarding rescissions, see Note 5 – “Litigation and Contingencies.”

The liability associated with our estimate of premiums to be refunded on expected future rescissions is accrued for separately. At June 30, 2013 and December 31, 2012 the estimate of this liability totaled $14 million and $18 million, respectively. Separate components of this liability are included in “Other liabilities” and “Premium deficiency reserve” on our consolidated balance sheet. Changes in the liability affect premiums written and earned and change in premium deficiency reserve.

In 2011, Freddie Mac advised its servicers that they must obtain its prior approval for rescission settlements, Fannie Mae advised its servicers that they are prohibited from entering into such settlements and Fannie Mae notified us that we must obtain its prior approval to enter into certain settlements. Since those announcements, the GSEs have approved our settlement agreement with one customer and have rejected settlement agreements that were structured differently. We have reached and implemented settlement agreements that do not require GSE approval, but they have not been material in the aggregate.

As discussed in Note 5 – “Litigation and Contingencies,” in April 2013, we entered into two agreements to resolve our dispute with Countrywide regarding rescissions. Implementation of the agreements is subject to various conditions. The resolutions of that and other disputes, assuming they occur, may encourage other customers to seek remedies against us. We continue to be involved in legal proceedings with other customers with respect to rescissions that we do not consider to be collectively material in amount. We also continue to discuss with customers their objections to rescissions that are material when all such discussions are considered in the aggregate, and have reached settlement terms with several of our significant customers. In connection with some of these settlement discussions, we have suspended rescissions related to loans that we believe could be included in potential settlements. As of June 30, 2013, approximately 300 rescissions, representing total potential claim payments of approximately $21 million, were affected by our decision to suspend such rescissions. These amounts do not include loans covered by the two Countrywide agreements referred to above nor do they include loans of a customer for which we consider a settlement agreement probable, as defined in ASC 450-20. Although it is reasonably possible that, when the discussions or legal proceedings with customers regarding rescissions are completed, there will be a conclusion or determination that we were not entitled to rescind in all cases, we are unable to make a reasonable estimate or range of estimates of the potential liability.

Note 13 – Premium Deficiency Reserve

The components of the premium deficiency reserve at June 30, 2013, December 31, 2012 and June 30, 2012 appear in the table below.

	June 30,	December 31,	June 30,
	2013	2012	2012
	(In millions)
Present value of expected future paid losses and expenses, net of expected future premium	$(749)	$(840)	$(899)

Established loss reserves	688	766	806

Net deficiency	$(61)	$(74)	$(93)

The decrease in the premium deficiency reserve for the three months and six months ended June 30, 2013 was $11 million and $13 million, respectively, as shown in the table below, which represents the net result of actual premiums, losses and expenses as well as a net change in assumptions for these periods. The net change in assumptions for the three months ended June 30, 2013 is primarily related to higher estimated ultimate premiums and lower estimated ultimate losses.  The net change in assumptions for the six months ended June 30, 2013 is primarily related to higher estimated ultimate premiums, offset by higher estimated ultimate losses.

	Three Months Ended		Six Months Ended
	June 30, 2013
	(In millions)

Premium Deficiency Reserve at beginning of period		$(72)		$(74)

Paid claims and loss adjustment expenses	$63		$121
Decrease in loss reserves	(48)		(78)
Premium earned	(25)		(48)
Effects of present valuing on future premiums, losses and expenses	(2)		(1)

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		(12)		(6)
Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		23		19

Premium Deficiency Reserve at end of period		$(61)		$(61)

(1)  A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of the prior premium deficiency reserve.

The decrease in the premium deficiency reserve for the three and six months ended June 30, 2012 was $27 million and $42 million, respectively, as shown in the table below.  The net change in assumptions for both the three and six months ended June 30, 2012 was primarily related to higher estimated ultimate losses.

	Three Months Ended		Six Months Ended
	June 30, 2012
	(In millions)

Premium Deficiency Reserve at beginning of period		$(121)		$(135)

Paid claims and loss adjustment expenses	$76		$152
Decrease in loss reserves	24		(20)
Premium earned	(25)		(53)
Effects of present valuing on future premiums, losses and expenses	2		2

Change in premium deficiency reserve to reflect actual premium, losses and expenses recognized		77		81

Change in premium deficiency reserve to reflect change in assumptions relating to future premiums, losses, expenses and discount rate (1)		(49)		(39)

Premium Deficiency Reserve at end of period		$(93)		$(93)

(1)  A (negative) positive number for changes in assumptions relating to premiums, losses, expenses and discount rate indicates a (deficiency) redundancy of the prior premium deficiency reserve.

Note 14 – Shareholders’ Equity

In March 2013 we completed the public offering and sale of 135 million shares of our common stock at a price of $5.15 per share. We received net proceeds of approximately $663.4 million, after deducting underwriting discount and estimated offering expenses. The shares of common stock sold were newly issued shares.

In March 2013 we also concurrently completed the sale of $500 million principal amount of 2% Convertible Senior Notes due in 2020.  For more information, see Note 3 – “Debt.”

In March 2013 we contributed $800 million to MGIC to increase its capital as discussed in Note 1 – “Basis of Presentation - Capital.” We intend to use the remaining net proceeds from the offerings for general corporate purposes, which may include further increasing the capital of MGIC and other subsidiaries and improving liquidity by providing funds for debt service.

We have a Shareholders Rights Agreement which was approved by shareholders (the “Agreement”) dated July 25, 2012, as amended through March 11, 2013, that seeks to diminish the risk that our ability to use our net operating losses (“NOLs”) to reduce potential future federal income tax obligations may become substantially limited and to deter certain abusive takeover practices. The benefit of the NOLs would be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, if we were to experience an “ownership change” as defined by Section 382 of the Internal Revenue Code.

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

Outlook

For a number of years, substantially all of the loans we insured have been sold to the GSEs, which have been in conservatorship since late 2008.  When the conservatorship will end and what role, if any, the GSEs will play in the secondary mortgage market post-conservatorship will be determined by Congress.  The scope of the FHA’s large market presence may also change in connection with the determination of the future of the GSEs. There are also pending regulatory changes that could affect demand for private mortgage insurance; see our risk factor titled “The amount of insurance we write could be adversely affected if the definition of Qualified Residential Mortgage results in a reduction of the number of low down payment loans available to be insured or if lenders and investors select alternatives to private mortgage insurance.”  Furthermore, capital standards for private mortgage insurers are being revised; see “Capital” below. While we strongly believe private mortgage insurance should be an integral part of credit enhancement in a future mortgage market, its role in that market cannot be predicted.

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

During part of 2012 and 2013, MGIC’s risk-to-capital ratio exceeded 25 to 1. In March 2013, our holding company issued additional equity and convertible debt securities and transferred $800 million to increase MGIC’s capital. At June 30, 2013, MGIC’s risk-to-capital ratio was 20.2 to 1, below the maximum allowed by the jurisdictions with Capital Requirements, and its policyholder position was $175 million above the required minimum policyholder position of $1.2 billion. At June 30, 2013, the risk-to-capital ratio of our combined insurance operations (which includes reinsurance affiliates) was 23.0 to 1.

At this time, we expect MGIC to continue to comply with the current Capital Requirements, although you should read our financial statement footnotes and our risk factors for information about factors that could negatively affect such compliance.

The NAIC is reviewing the minimum capital and surplus requirements for mortgage insurers, although it has not established a date by which it must make proposals to change such requirements and no changes are expected to be proposed in 2013. Depending on the scope of proposals made by the NAIC, MGIC may be prevented from writing new business in the jurisdictions adopting such proposals. The GSEs, in conjunction with the FHFA, are also developing mortgage insurer capital standards that would replace the use of external credit ratings. Revised capital standards are expected to be released in 2013. Freddie Mac has disclosed that it believes certain mortgage insurance counterparties may be unable to meet its expected new capital requirements within the timeframes for doing so. We have not been informed of the revised capital requirements or their timeframes for implementation. Once we are informed of the revised capital requirements, if we do not expect MGIC to meet them within the timeframes that Freddie Mac establishes, we would consider one or more alternatives to continue writing new business. These alternatives include contributing additional funds that are on hand today from our holding company to MGIC, entering into additional external reinsurance transactions, seeking approval to write business in MIC and raising additional capital. While there can be no assurance that MGIC would meet Freddie Mac’s revised capital requirements within such timeframes, we believe we could implement one or more of these alternatives so that we would continue to be an eligible Freddie Mac mortgage insurer after the revised capital requirements are fully effective.

A possible future failure by MGIC to meet the Capital Requirements will not necessarily mean that MGIC lacks sufficient resources to pay claims on its insurance liabilities. While we believe MGIC has sufficient claims paying resources to meet its claim obligations on its insurance in force on a timely basis, we cannot assure you that events that may lead MGIC to fail to meet Capital Requirements would not also result in it not having sufficient claims paying resources. Furthermore, our estimates of MGIC’s claims paying resources and claim obligations are based on various assumptions. These assumptions include the timing of the receipt of claims on loans in our delinquency inventory and future claims that we anticipate will ultimately be received, our anticipated rescission activity, premiums, housing values and unemployment rates. These assumptions are subject to inherent uncertainty and require judgment by management. Current conditions in the domestic economy make the assumptions about when anticipated claims will be received, housing values, and unemployment rates highly volatile in the sense that there is a wide range of reasonably possible outcomes. Our anticipated rescission activity is also subject to inherent uncertainty due to the difficulty of predicting the amount of claims whose policies will be rescinded and the outcome of any legal proceedings or settlement discussions related to rescissions. You should read our financial statement footnotes and our risk factors for additional information about factors that could negatively affect MGIC’s claims paying resources.

We have in place a longstanding plan to write new business in MIC, a direct subsidiary of MGIC, if MGIC is unable to write new business. During 2012, MIC began writing new business on the same policy terms as MGIC in the jurisdictions where MGIC did not have active waivers of the Capital Requirements. Because MGIC again meets the Capital Requirements, MGIC is again writing new business in all jurisdictions and MIC has suspended writing new business. As of June 30, 2013, MIC had statutory capital of $452 million and risk in force of approximately $950 million. MIC is licensed to write business in all jurisdictions and, subject to the conditions and restrictions discussed below, has received the necessary approvals from the GSEs and the OCI to write business in all of the jurisdictions where MGIC may become unable to do so because those jurisdictions have not waived their Capital Requirements for MGIC.

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

Qualified Residential Mortgages

The financial reform legislation that was passed in July 2010 (the “Dodd-Frank Act” or “Dodd-Frank”) requires a securitizer to retain at least 5% of the risk associated with mortgage loans that are securitized, and in some cases the retained risk may be allocated between the securitizer and the lender that originated the loan. This risk retention requirement does not apply to mortgage loans that are Qualified Residential Mortgages (“QRMs”) or that are insured by the Federal Housing Administration (“FHA”) or another federal agency. In March 2011, federal regulators requested public comments on a proposed risk retention rule that includes a definition of QRM. The proposed definition of QRM contains many underwriting requirements, including a maximum loan-to-value ratio (“LTV”) of 80% on a home purchase transaction, a prohibition on seller contributions toward a borrower’s down payment or closing costs, and certain limits on a borrower’s debt-to-income ratio. The LTV is to be calculated without including mortgage insurance. None of our new risk written in the first six months of 2013 was on loans that would qualify as QRMs under the March 2011 proposed rules.

The regulators also requested public comments regarding an alternative QRM definition, the underwriting requirements of which would allow loans with a maximum LTV of 90% and higher debt-to-income ratios than allowed under the proposed QRM definition, and that may consider mortgage insurance in determining whether the LTV requirement is met. We estimate that approximately 20% of our new risk written in the first six months of 2013 was on loans that would have met the alternative QRM definition. The regulators also requested that the public comments include information that may be used to assess whether mortgage insurance reduces the risk of default. We submitted a comment letter, including studies to the effect that mortgage insurance reduces the risk of default.

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

In early 2013, the Consumer Financial Protection Bureau (“CFPB”) issued a final rule defining Qualified Mortgage (“QM”), in order to implement laws requiring lenders to consider a borrower’s ability to repay a home loan before extending credit. We expect that most lenders will be reluctant to make loans that do not qualify as QMs because they will not be entitled to the presumptions about compliance with the ability to repay requirements. Given the credit characteristics presented to us, we estimate that 89% of our new risk written in the first six months of 2013 was for mortgages that would have met the general QM definition. We estimate that 99% of our new risk written in the first six months of 2013 was for mortgages that would have met the QM definition, when giving effect to a temporary category allowed for mortgages that satisfy the general product feature requirements of QMs and meet the GSEs’ underwriting requirements. In making these estimates, we have not considered the limitation on points and fees because the information is not available to us. We do not believe such limitation would materially affect the percentage of our new risk written meeting the QM definition. The QM rule is scheduled to become effective in January 2014. The temporary category of QMs that meet the underwriting requirements of the GSEs will phase out when the GSEs’ conservatorship ends and, if sooner, after seven years.

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

Loan Modification and Other Similar Programs

Beginning in the fourth quarter of 2008, the federal government, including through the Federal Deposit Insurance Corporation and the GSEs, and several lenders have adopted programs to modify loans to make them more affordable to borrowers with the goal of reducing the number of foreclosures. During 2010, 2011, 2012, and the first six months of 2013, we were notified of modifications that cured delinquencies that had they become paid claims would have resulted in approximately $3.2 billion, $1.8 billion, $1.2 billion and $503 million, respectively, of estimated claim payments. As noted below, we cannot predict with a high degree of confidence what the ultimate re-default rate on these modifications will be. Although the recent re-default rate has been lower, for internal reporting and planning purposes, we assume approximately 50% of these modifications will ultimately re-default, and those re-defaults may result in future claim payments. Because modifications cure the defaults with respect to the previously defaulted loans, our loss reserves do not account for potential re-defaults unless at the time the reserve is established, the re-default has already occurred. Based on information that is provided to us, most of the modifications resulted in reduced payments from interest rate and/or amortization period adjustments; less than 5% resulted in principal forgiveness.

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

We rely on information provided to us by the GSEs and servicers. We do not receive all of the information from such sources that is required to determine with certainty the number of loans that are participating in, or have successfully completed, HAMP. We are aware of approximately 7,950 loans in our primary delinquent inventory at June 30, 2013 for which the HAMP trial period has begun and which trial periods have not been reported to us as completed or cancelled. Through June 30, 2013 approximately 48,800 delinquent primary loans have cured their delinquency after entering HAMP and are not in default. In 2012 and the first six months of 2013, approximately 17% and 15%, respectively, of our primary cures were the result of a modification, with HAMP accounting for approximately 70% and 72%, respectively, of those modifications in each of those periods. By comparison, in 2010, approximately 27% of our primary cures were the result of a modification, with HAMP accounting for approximately 60% of those modifications. Although the HAMP program has been extended through 2015, we believe that we have realized the majority of the benefits from HAMP because the number of loans insured by us that we are aware are entering HAMP trial modification periods has decreased significantly since 2010.

In 2009, the GSEs began offering the Home Affordable Refinance Program (“HARP”). HARP, which has been extended through 2015, allows borrowers who are not delinquent but who may not otherwise be able to refinance their loans under the current GSE underwriting standards, to refinance their loans. We allow the HARP refinances on loans that we insure, regardless of whether the loan meets our current underwriting standards, and we account for the refinance as a loan modification (even where there is a new lender) rather than new insurance written. To incent lenders to allow more current borrowers to refinance their loans, in October 2011, the GSEs and their regulator, FHFA, announced an expansion of HARP. The expansion includes, among other changes, releasing certain representations in certain circumstances benefitting the GSEs. We have agreed to allow these additional HARP refinances, including releasing the insured in certain circumstances from certain rescission rights we would have under our policy. While an expansion of HARP may result in fewer delinquent loans and claims in the future, our ability to rescind coverage will be limited in certain circumstances. We are unable to predict what net impact these changes may have on our incurred or paid losses. Approximately 14% of our primary insurance in force has benefitted from HARP and is still in force.

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

Factors Affecting Our Results

Our results of operations are affected by:

•	Premiums written and earned

Premiums written and earned in a year are influenced by:

•	New insurance written, which increases insurance in force, and is the aggregate principal amount of the mortgages that are insured during a period. Many factors affect new insurance written, including the volume of low down payment home mortgage originations and competition to provide credit enhancement on those mortgages, including competition from the FHA, other mortgage insurers, GSE programs that may reduce or eliminate the demand for mortgage insurance and other alternatives to mortgage insurance. In addition, new insurance written can be influenced by a lender’s assessment of the financial strength of our insurance operations. New insurance written does not include loans previously insured by us which are modified, such as loans modified under HARP.

•	Cancellations, which reduce insurance in force. Cancellations due to refinancings are affected by the level of current mortgage interest rates compared to the mortgage coupon rates throughout the in force book. Refinancings are also affected by current home values compared to values when the loans in the in force book became insured and the terms on which mortgage credit is available. Cancellations also include rescissions, which require us to return any premiums received related to the rescinded policy, and policies cancelled due to claim payment, which require us to return any premium received from the date of default. Finally, cancellations are affected by home price appreciation, which can give homeowners the right to cancel the mortgage insurance on their loans.

•	Premium rates, which are affected by the risk characteristics of the loans insured and the percentage of coverage on the loans.

•	Premiums ceded under risk sharing arrangements. See Note 4 – “Reinsurance” to our consolidated financial statements for a discussion of our new quota share agreement, under which premiums will be ceded net of a profit commission.

Premiums are generated by the insurance that is in force during all or a portion of the period. A change in the average insurance in force in the current period compared to an earlier period is a factor that will increase (when the average in force is higher) or reduce (when it is lower) premiums written and earned in the current period, although this effect may be enhanced (or mitigated) by differences in the average premium rate between the two periods as well as by premiums that are returned or expected to be returned in connection with claim payments and rescissions, and premiums ceded under risk sharing arrangements. Also, new insurance written and cancellations during a period will generally have a greater effect on premiums written and earned in subsequent periods than in the period in which these events occur.

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

Interest expense reflects the interest associated with our outstanding debt obligations. The principal amount of our long-term debt obligations at June 30, 2013 is comprised of $82.9 million of 5.375% Senior Notes due in November 2015, $345 million of 5% Convertible Senior Notes due in 2017, $500 million of 2% Convertible Senior Notes due in 2020 and $389.5 million of 9% Convertible Junior Subordinated Debentures due in 2063 (interest on these debentures accrues and compounds even if we defer the payment of interest), as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” below.

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

Summary of 2013 Second Quarter Results

Our results of operations for the second quarter of 2013 were principally affected by the factors referred to below.

•	Net premiums written and earned

Net premiums written and earned during the second quarter of 2013 decreased when compared to the same period in 2012.  The decrease was due to our lower average insurance in force, partially offset by a decrease in return premium on claims paid and rescissions.

•	Investment income

Investment income in the second quarter of 2013 was lower when compared to the same period in 2012 due to a decrease in our average invested assets as we continue to meet our claim obligations, as well as a decrease in our average investment yield.

•	Realized gains (losses) and other-than-temporary impairments

Net realized gains for the second quarter of 2013 were $2.5 million compared to $26.6 million for the second quarter of 2012. There were no OTTI losses in the second quarter of 2013, compared to OTTI losses of $0.3 million in the second quarter of 2012. At June 30, 2013, the net unrealized losses in our investment portfolio were $68.1 million, which included $90.3 million of gross unrealized losses, partially offset by $22.2 million of gross unrealized gains.

•	Other revenue

Other revenue for the second quarter of 2013 decreased compared to the second quarter of 2012 primarily due to $18 million in gains recognized on debt repurchases in the second quarter of 2012.

•	Losses incurred

Losses incurred for the second quarter of 2013 decreased compared to the same period in 2012. Losses incurred in the second quarter of 2013 reflect fewer new delinquencies received during the quarter and a lower estimated claim rate on recently reported delinquencies. Losses incurred in the second quarter of 2012 include a reserve adjustment for an increase in the estimated claim rate on late stage delinquencies. The primary default inventory decreased by 9,505 delinquencies in the second quarter of 2013 compared to a decrease of 6,483 in the second quarter of 2012. There was a slight increase in the estimated claim rate in each of the second quarters of 2013 and 2012. The estimated severity remained flat in each of the second quarters of 2013 and 2012.

•	Change in premium deficiency reserve

During the second quarter of 2013 the premium deficiency reserve on Wall Street bulk transactions declined from $72 million as of March 31, 2013, to $61 million as of June 30, 2013 and reflects the present value of expected future losses and expenses that exceeds the present value of expected future premiums and already established loss reserves. The decrease in the premium deficiency reserve represents the net result of actual premiums, losses and expenses as well as a change in net assumptions for the period. The change in assumptions for the second quarter of 2013 is primarily related to higher estimated ultimate premiums and lower estimated ultimate losses.

•	Underwriting and other expenses

Underwriting and other expenses for the second quarter of 2013 decreased slightly compared to the second quarter of 2012.

•	Interest expense

Interest expense for the second quarter of 2013 decreased when compared to the same period in 2012. The decrease is primarily related to a $9.2 million decrease in amortization of the discount on our junior debentures. The discount on the debentures was fully amortized as of March 31, 2013. This decrease to interest expense was somewhat offset by our issuance of Convertible Senior Notes in March 2013.

•	Provision for income taxes

We had a provision for (benefit from) income taxes of $1.0 million and $(2.9) million in the second quarter of 2013 and 2012, respectively. The provision for income taxes was reduced by $3.5 million due to a reduction in the valuation allowance for the three months ended June 30, 2013. The benefit from income taxes was reduced by $98.5 million due to the recognition of a valuation allowance for the three months ended June 30, 2012.

Results of Consolidated Operations

New insurance written

The amount of our primary new insurance written during the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Total Primary NIW (In billions)	$8.0	$5.9	$14.5	$10.1

Refinance volume as a % of primary NIW	30%	32%	37%	36%

The increase in new insurance written in the second quarter of 2013, compared to the second quarter of 2012, was partially due to larger origination volume as well as a modest increase in the private mortgage insurance industry’s market share. Our industry continues to regain market share from the FHA but the pace of that recovery is slower than we expected given the continued differences in underwriting guidelines, loan level price adjustments by the GSEs and the secondary market benefits associated with government insured loans versus loans insured by the private sector.

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

From time to time, in response to market conditions, we change the types of loans that we insure and the guidelines under which we insure them. In addition, we make exceptions to our underwriting guidelines on a loan-by-loan basis and for certain customer programs. Together, the number of loans for which exceptions were made accounted for fewer than 2% of the loans we insured in 2012 and the first six months of 2013. Our underwriting guidelines are available on our website at http://www.mgic.com/underwriting/index.html.

During the second quarter of 2012, we began writing a portion of our new insurance under an endorsement to our master policy (the “Gold Cert Endorsement”). If a borrower makes payments for three years, our Gold Cert Endorsement limits our ability to rescind coverage except under certain circumstances, which circumstances include where we prove the lender had knowledge of inaccurate information in the loan file. In addition, our Gold Cert Endorsement limits our ability to rescind on loans for which the borrower makes payments on time for one year with his own funds, if we are provided with certain documents shortly after we insure the loan and we fail to discover that the loan was ineligible for our insurance. We believe the limitations on our rights to rescind coverage under the Gold Cert Endorsement will materially reduce rescissions on such loans. Currently, less than 8% of our insurance in force was written under our Gold Cert Endorsement. However, we estimate that approximately 59.3% of our new insurance written in the first six months of 2013, was written under this endorsement. The endorsement is filed as Exhibit 99.7 to our quarterly report on Form 10-Q for the quarter ended March 31, 2012 (filed with the SEC on May 10, 2012).  We are in the process of completing drafting a new master policy that will comply with various requirements regarding mortgage insurance policies the GSEs have communicated to the industry.  These requirements contain limitations on rescission rights that differ from the limitations in our Gold Cert Endorsement; in certain cases, they impose requirements we must satisfy if we want to provide rescission relief after the borrower has made one year of timely payments, and in other cases, they provide rescission relief beyond what our Gold Cert Endorsement provides.  This new policy could be effective for loans insured as early as 2014.

Cancellations, insurance in force and risk in force

New insurance written and cancellations of primary insurance in force during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In billions)

NIW	$8.0	$5.9	$14.5	$10.1
Cancellations	(8.9)	(8.2)	(18.0)	(16.3)

Change in primary insurance in force	$(0.9)	$(2.3)	$(3.5)	$(6.2)

Direct primary insurance in force as of June 30,	$158.6	$166.7

Direct primary risk in force as of June 30,	$40.9	$42.9

Cancellation activity has historically been affected by the level of mortgage interest rates and the level of home price appreciation. Cancellations generally move inversely to the change in the direction of interest rates, although they generally lag a change in direction. Cancellations also include rescissions and policies cancelled due to claim payment.  During 2012 and the first half of 2013, cancellations due to claim payments have comprised a significant amount of our cancellations.

Our persistency rate was 78.0% at June 30, 2013 compared to 79.8% at December 31, 2012 and 81.4% at June 30, 2012. Our persistency rate is affected by the level of current mortgage interest rates compared to the mortgage coupon rates on our insurance in force, which affects the vulnerability of the insurance in force to refinancing. Due to refinancing, we are currently experiencing lower persistency on our 2009 through 2011 books of business. This has been partially offset by higher persistency rates on our older books of business reflecting the more restrictive credit policies of lenders (which make it more difficult for homeowners to refinance loans), as well as declines in housing values. During the 1990s, our year-end persistency ranged from a high of 87.4% at December 31, 1990 to a low of 68.1% at December 31, 1998. Since 2000, our year-end persistency ranged from a high of 84.7% at December 31, 2009 to a low of 47.1% at December 31, 2003.

Bulk transactions

We ceased writing Wall Street bulk business in the fourth quarter of 2007. In addition, we wrote no new business through the bulk channel since the second quarter of 2008. We expect the volume of any future business written through the bulk channel will be insignificant. Wall Street bulk transactions, as of June 30, 2013, included approximately 66,500 loans with insurance in force of approximately $10.1 billion and risk in force of approximately $3.0 billion, which is approximately 75% of our bulk risk in force.

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

Our direct pool risk in force was $1.2 billion ($0.4 billion on pool policies with aggregate loss limits and $0.8 billion on pool policies without aggregate loss limits) at June 30, 2013 compared to $1.3 billion ($0.4 billion on pool policies with aggregate loss limits and $0.9 billion on pool policies without aggregate loss limits) at December 31, 2012. If claim payments associated with a specific pool reach the aggregate loss limit the remaining insurance in force within the pool would be cancelled and any remaining defaults under the pool are removed from our default inventory.

Net premiums written and earned

Net premiums written and earned during the second quarter and first six months of 2013 decreased when compared to the same periods in 2012.  The decrease was due to our lower average insurance in force, partially offset by a decrease in return premium on claims paid and rescissions.

We expect our average insurance in force to continue to decline in 2013 because our expected new insurance written levels are not expected to exceed our cancellation activity. We expect our premium yields (net premiums written or earned, expressed on an annual basis, divided by the average insurance in force) for the remainder of 2013 to decline slightly from the level experienced during the first half of 2013 primarily due to the new quota share reinsurance agreement discussed in Note 4 – “Reinsurance” to our consolidated financial statements.

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

Investment income

Investment income in the second quarter and first six months of 2013 was lower when compared to the same periods in 2012 due to a decrease in our average invested assets as we continue to meet our claim obligations as well as a decrease in the average investment yield. Our average investment yield has declined as we have elected to realize gains in our investment portfolio as discussed under “Realized gains and other-than-temporary impairments” below, and have reinvested funds in an overall lower rate environment. The portfolio’s average pre-tax investment yield was 1.6% at June 30, 2013 and 2.4% at June 30, 2012.

We continue to expect a decline in investment income in 2013, compared to 2012, as the average amortized cost of invested assets decreases due to claim payments exceeding premiums received in future periods. See further discussion under “Liquidity and Capital Resources” below.

Realized gains and other-than-temporary impairments

Net realized gains for the second quarter and first six months of 2013 were $2.5 million and $3.7 million, respectively, compared to $26.6 million and $104.2 million, respectively, for the second quarter and first six months of 2012. There were no OTTI losses in the first six months of 2013, compared to OTTI losses of $0.3 million in the first six months of 2012. We elected to realize gains during 2012, by selling certain securities, given the favorable market conditions experienced in 2011 and 2012. We then reinvested the funds taking into account our anticipated future claim payment obligations. At June 30, 2013, the net unrealized losses in our investment portfolio were $68.1 million, which included $90.3 million of gross unrealized losses, partially offset by $22.2 million of gross unrealized gains.

Other revenue

Other revenue for the second quarter and first six months of 2013 decreased when compared to the same periods in 2012 primarily due to $17.8 million of gains recognized in the second quarter of 2012 on the repurchase of $70.9 million in par value of our 5.375% Senior Notes due in November 2015.

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

Losses incurred

Losses incurred for the second quarter of 2013 decreased compared to the same period in 2012. Losses incurred in the second quarter of 2013 reflect fewer new delinquencies received during the quarter and a lower estimated claim rate on recently reported delinquencies. Losses incurred in the second quarter of 2012 include a reserve adjustment for an increase in the estimated claim rate on late stage delinquencies. The primary default inventory decreased by 9,505 delinquencies in the second quarter of 2013 compared to a decrease of 6,483 in the second quarter of 2012. There was a slight increase in the estimated claim rate in each of the second quarters of 2013 and 2012, primarily related to delinquencies that are 12 months or more delinquent. The estimated severity remained flat in each of the second quarters of 2013 and 2012.

In the first six months of 2013, net losses incurred were $462 million, comprised of $468 million of current year loss development partially offset by $6 million of favorable prior years’ loss development. In the first six months of 2012, net losses incurred were $888 million, comprised of $674 million of current year loss development and $214 million of unfavorable prior years’ loss development.

Historically, losses incurred have followed a seasonal trend in which the second half of the year has weaker credit performance than the first half, with higher new notice activity and a lower cure rate.

See Note 12 – “Loss Reserves” to our consolidated financial statements for a discussion of our losses incurred and rescissions.

Information about the composition of the primary default inventory at June 30, 2013, December 31, 2012 and June 30, 2012 appears in the table below.

	June 30,	December 31,	June 30,
	2013	2012	2012

Total loans delinquent (1)	117,105	139,845	153,990
Percentage of loans delinquent (default rate)	12.00%	13.90%	14.75%

Prime loans delinquent (2)	75,310	90,270	98,447
Percentage of prime loans delinquent (default rate)	8.89%	10.44%	11.09%

A-minus loans delinquent (2)	17,682	20,884	22,428
Percentage of A-minus loans delinquent( default rate)	30.06%	32.92%	32.72%

Subprime credit loans delinquent (2)	6,676	7,668	8,175
Percentage of subprime credit loans delinquent (default rate)	37.82%	40.78%	40.87%

Reduced documentation loans delinquent (3)	17,437	21,023	24,940
Percentage of reduced documentation loans delinquent (default rate)	33.08%	35.23%	36.77%

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
(b) Servicers continue to pay our premiums for nearly all of the loans in our default inventory, but in some cases, servicers stop paying our premiums.   In those cases, even though the loans continue to be included in our default inventory, the applicable loans are removed from our insurance in force and risk in force. Loans where servicers have stopped paying premiums include 7,977 defaults with a risk of $414.3 million as of June 30, 2013.

(1) At June 30, 2013, December 31, 2012 and June 30, 2012 22,218, 25,282 and 27,446 loans in the default inventory, respectively, related to Wall Street bulk transactions.
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

The primary and pool loss reserves at June 30, 2013, December 31, 2012 and June 30, 2012 appear in the table below.

Gross Reserves	June 30,	December 31,	June 30,
	2013	2012	2012

Primary:
Direct loss reserves (in millions)	$3,334	$3,744	$3,934
Ending default inventory	117,105	139,845	153,990
Average direct reserve per default	$28,473	$26,771	$25,547

Primary claims received inventory included in ending default inventory	10,637	11,731	13,421

Pool (1):
Direct loss reserves (in millions):
With aggregate loss limits (2)	$96	$120	$148
Without aggregate loss limits	17	20	20
Reserves related to Freddie Mac Settlement (2)	147	167	-
Total pool direct loss reserves	$260	$307	$168

Ending default inventory:
With aggregate loss limits (2)	5,877	7,243	23,807
Without aggregate loss limits	1,129	1,351	1,371
Total pool ending default inventory	7,006	8,594	25,178

Pool claims received inventory included in ending default inventory	253	304	1,154

Other gross reserves (in millions)	$5	$6	$7

(1) Since a number of our pool policies include aggregate loss limits and/or deductibles, we do not disclose an average direct reserve per default for our pool business.
(2) See our Form 8-K filed with the Securities and Exchange Commission on November 30, 2012 for a discussion of our settlement with Freddie Mac regarding a pool policy.

The primary default inventory and primary loss reserves by region at June 30, 2013, December 31, 2012 and June 30, 2012 appears in the table below.

Primary Default Inventory
Region	June 30, 2013	December 31, 2012	June 30, 2012
Great Lakes	13,583	16,538	18,572
Mid-Atlantic	6,020	6,948	7,292
New England	5,498	6,160	6,442
North Central	13,339	16,367	18,042
Northeast	15,973	17,553	17,475
Pacific	10,499	13,235	15,927
Plains	3,311	4,126	4,521
South Central	12,597	15,418	17,261
Southeast	36,285	43,500	48,458
Total	117,105	139,845	153,990

Primary Loss Reserves
(In millions)
	June 30,	December 31,	June 30,
Region	2013	2012	2012
Great Lakes	$266	$295	$310
Mid-Atlantic	144	178	185
New England	159	144	164
North Central	423	445	449
Northeast	348	371	319
Pacific	497	599	675
Plains	60	69	74
South Central	251	301	358
Southeast	1,015	1,089	1,166
Total before IBNR and LAE	$3,163	$3,491	$3,700
IBNR and LAE	171	253	234
Total	$3,334	$3,744	$3,934

Regions contain the states as follows:
Great Lakes:  IN, KY, MI, OH
Mid-Atlantic:  DC, DE, MD, VA, WV
New England:  CT, MA, ME, NH, RI, VT
North Central:  IL, MN, MO, WI
Northeast:  NJ, NY, PA
Pacific:  CA, HI, NV, OR, WA
Plains:  IA, ID, KS, MT, ND, NE, SD, WY
South Central:  AK, AZ, CO, LA, NM, OK, TX, UT
Southeast:  AL, AR, FL, GA, MS, NC, SC, TN

The primary loss reserves (before IBNR and LAE) at June 30, 2013, December 31, 2012 and June 30, 2012 separated between our flow and bulk business appears in the table below.

Primary loss reserves
(In millions)	June 30,	December 31,	June 30,
	2013	2012	2012
Flow	$2,345	$2,586	$2,704
Bulk	818	905	996
Total primary reserves	$3,163	$3,491	$3,700

The average claim paid, as shown in the table below, can vary materially from period to period based upon a variety of factors, on both a national and state basis, including the geographic mix, average loan amount and average coverage percentage of loans for which claims are paid.

The primary average claim paid for the top 5 states (based on 2013 paid claims) for the three and six months ended June 30, 2013 and 2012 appears in the table below.

Primary average claim paid
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Florida	$52,183	$57,706	$53,441	$57,257
California	83,550	89,595	85,447	88,022
Illinois	48,136	48,638	48,524	48,015
Washington	60,548	73,143	63,820	70,368
Georgia	37,125	40,450	38,275	40,282
All other states	39,983	43,190	40,619	43,230

All states	$45,340	$49,285	$46,403	$49,091

The primary average loan size of our insurance in force at June 30, 2013, December 31, 2012 and June 30, 2012 appears in the table below.

Primary average loan size	June 30,	December 31,	June 30,
	2013	2012	2012
Total insurance in force	$162,500	$161,060	$159,590
Prime (FICO 620 & >)	164,480	162,450	160,260
A-Minus (FICO 575-619)	127,920	128,850	129,860
Subprime (FICO < 575)	119,210	119,630	120,650
Reduced doc (All FICOs)(1)	183,740	188,210	192,230

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.

The primary average loan size of our insurance in force at June 30, 2013, December 31, 2012 and June 30, 2012 for the top 5 states (based on 2013 paid claims) appears in the table below.

Primary average loan size	June 30,	December 31,	June 30,
	2013	2012	2012
Florida	$171,001	$171,884	$173,410
California	282,107	281,288	282,503
Illinois	153,968	154,158	154,242
Washington	223,921	223,840	222,638
Georgia	152,175	150,611	149,561
All other states	154,237	152,499	150,686

Information about net paid claims during the three and six months ended June 30, 2013 and 2012 appears in the table below.

Net paid claims (In millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Prime (FICO 620 & >)	$292	$402	$621	$810
A-Minus (FICO 575-619)	47	63	96	127
Subprime (FICO < 575)	14	18	28	36
Reduced doc (All FICOs)(1)	57	96	113	189
Pool (2)	30	70	57	169
Other	2	1	2	3
Direct losses paid	442	650	917	1,334
Reinsurance	(18)	(25)	(33)	(49)
Net losses paid	424	625	884	1,285
Net LAE paid	9	11	18	24
Net losses and LAE paid before terminations	433	636	902	1,309
Reinsurance terminations	-	-	(3)	-
Net losses and LAE paid	$433	$636	$899	$1,309

(1) In this report we classify loans without complete documentation as "reduced documentation" loans regardless of FICO credit score rather than as prime, "A-" or "subprime" loans; in the table above, such loans appear only in the reduced documentation category and they do not appear in any of the other categories.
(2) The three and six months ended June 30, 2013, includes $11 million and $21 million, respectively, paid under the terms of the settlement with Freddie Mac.

Primary claims paid for the top 15 states (based on 2013 paid claims) and all other states for the three and six months ended June 30, 2013 and 2012 appears in the table below.

Paid Claims by state (In millions)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Florida	$71	$81	$142	$152
California	41	83	94	169
Illinois	37	36	74	68
Washington	17	15	37	34
Georgia	17	26	35	55
Arizona	16	32	34	66
Michigan	16	32	34	61
Ohio	15	18	32	35
Nevada	12	22	27	50
Maryland	11	12	23	23
Wisconsin	11	12	22	24
Pennsylvania	11	9	21	18
Minnesota	9	18	20	34
Texas	9	18	19	37
North Carolina	9	13	19	25
All other states	108	152	225	311
	$410	$579	$858	$1,162
Other (Pool, LAE, Reinsurance)	23	57	41	147
Net losses and LAE paid	$433	$636	$899	$1,309

We believe paid claims will continue to decline, excluding the expected impact of the Countrywide settlement as discussed in Note 5 – “Litigation and Contingencies” and in our risk factor titled “We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.”

The primary default inventory for the top 15 states (based on 2013 paid claims) at June 30, 2013, December 31, 2012 and June 30, 2012 appears in the table below.

Primary default inventory by state

	June 30,	December 31,	June 30,
	2013	2012	2012
Florida	18,201	22,024	25,296
California	4,780	6,201	7,919
Illinois	7,593	9,313	10,231
Washington	2,479	3,053	3,366
Georgia	4,014	5,100	5,560
Arizona	1,516	2,161	2,912
Michigan	3,755	4,808	5,700
Ohio	5,620	6,647	7,323
Nevada	1,559	2,053	2,500
Maryland	3,048	3,486	3,614
Wisconsin	2,522	3,086	3,378
Pennsylvania	5,736	6,627	6,571
Minnesota	1,520	1,937	2,281
Texas	5,726	6,924	7,244
North Carolina	3,243	3,956	4,243
All other states	45,793	52,469	55,852
	117,105	139,845	153,990

The primary default inventory at June 30, 2013, December 31, 2012 and June 30, 2012 separated between our flow and bulk business appears in the table below.

Primary default inventory
	June 30,	December 31,	June 30,
	2013	2012	2012
Flow	89,822	107,497	116,798
Bulk	27,283	32,348	37,192
	117,105	139,845	153,990

The flow default inventory by policy year at June 30, 2013, December 31, 2012 and June 30, 2012 appears in the table below.

Flow default inventory by policy year

	June 30,	December 31,	June 30,
Policy year:	2013	2012	2012
2003 and prior	11,959	14,888	16,467
2004	6,822	8,142	8,795
2005	10,498	12,582	13,633
2006	15,379	18,257	19,788
2007	33,676	40,357	44,099
2008	10,133	11,914	12,902
2009	802	901	836
2010	295	264	212
2011	179	148	59
2012	74	44	7
2013	5	-	-
	89,822	107,497	116,798

As of June 30, 2013, 32% of our primary insurance in force was written subsequent to December 31, 2009, 37% of our primary insurance in force was written subsequent to December 31, 2008, and 50% of our primary insurance in force was written subsequent to December 31, 2007. On our flow business, the highest claim frequency years have typically been the third and fourth year after the year of loan origination. On our bulk business, the period of highest claims frequency has generally occurred earlier than in the historical pattern on our flow business. However, the pattern of claims frequency can be affected by many factors, including persistency and deteriorating economic conditions. Low persistency can accelerate the period in the life of a book during which the highest claim frequency occurs. Deteriorating economic conditions can result in increasing claims following a period of declining claims.

Premium deficiency

Beginning in 2007, when we stopped writing Wall Street bulk business, we began to separately measure the performance of these transactions and established a premium deficiency reserve related to this business. The premium deficiency reserve reflects the present value of expected future losses and expenses that exceeded the present value of expected future premiums and already established loss reserves. This premium deficiency reserve as of June 30, 2013 was $61 million. The discount rate used in the calculation of the premium deficiency reserve at June 30, 2013 was 1.4%.

See Note 13 – “Premium Deficiency Reserve” to our consolidated financial statements for a discussion of our premium deficiency reserve.

Underwriting and other expenses

Underwriting and other expenses for the second quarter and first six months of 2013 decreased slightly compared to the same periods in 2012.

Ratios

The table below presents our GAAP loss, expense and combined ratios for our combined insurance operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Loss ratio	82.5%	227.3%	95.4%	175.9%
Underwriting expense ratio	17.7%	16.6%	17.9%	16.6%
Combined ratio	100.2%	243.9%	113.3%	192.5%

The loss ratio is the ratio, expressed as a percentage, of the sum of incurred losses and loss adjustment expenses to net premiums earned. The loss ratio does not reflect any effects due to premium deficiency. The decrease in the loss ratio in the second quarter and first six months of 2013, compared to the same periods in 2012, was due to a decrease in losses incurred, partially offset by a decrease in premiums earned. The underwriting expense ratio is the ratio, expressed as a percentage, of underwriting expenses to net premiums written. The increase in the expense ratio in the second quarter and first six months of 2013, compared to the same periods in 2012, was due to a decrease in net premiums written as well as an increase in underwriting expenses for our combined insurance operations. The combined ratio is the sum of the loss ratio and the expense ratio.

Interest expense

Interest expense for the second quarter and first six months of 2013 decreased when compared to the same periods in 2012. The decrease is primarily related to a decrease in amortization of the discount on our junior debentures. The discount on the debentures was fully amortized as of March 31, 2013. This decrease to interest expense was somewhat offset by the interest expense associated with the Convertible Senior Notes we issued in March 2013.

Income taxes

The effective tax rate provision (benefit) on our pre-tax loss was 3.6% and (0.5%) in the first six months of 2013 and 2012, respectively. During those periods, the benefit from income taxes was reduced by the recognition of a valuation allowance.

See Note 11 – “Income Taxes” to our consolidated financial statements for a discussion of our tax position.

Financial Condition

At June 30, 2013 the total fair value of our investment portfolio was $5.0 billion. In addition, at June 30, 2013 our total assets included approximately $0.6 billion of cash and cash equivalents as shown on our consolidated balance sheet. At June 30, 2013, based on fair value, virtually all of our fixed income securities were investment grade securities. The percentage of investments rated BBB may increase as we reinvest to achieve higher yields and, in part, due to the reduced availability of highly rated corporate securities. Lower rated investments have greater risk. More than 99% of our fixed income securities are readily marketable. The composition of ratings at June 30, 2013, December 31, 2012 and June 30, 2012 are shown in the table below.

Investment Portfolio Ratings

	June 30,	December 31,	June 30,
	2013	2012	2012

AAA	46%	52%	27%
AA	17%	15%	26%
A	27%	22%	33%
BBB	10%	11%	14%

Investment grade	100%	100%	100%

Below investment grade	-	-	-

Total	100%	100%	100%

The ratings above are provided by one or more of: Moody’s, Standard & Poor’s and Fitch Ratings. If three ratings are available the middle rating is utilized, otherwise the lowest rating is utilized.

Approximately 3% of our investment portfolio, excluding cash and cash equivalents, is guaranteed by financial guarantors.  We evaluate the credit risk of securities through analysis of the underlying fundamentals. The extent of our analysis depends on a variety of factors, including the issuer’s sector, scale, profitability, debt cover, ratings and the tenor of the investment. At June 30, 2013, less than 1% of our fixed income securities were relying on financial guaranty insurance to elevate their rating.

We primarily place our investments in investment grade securities pursuant to our investment policy guidelines. The policy guidelines also limit the amount of our credit exposure to any one issue, issuer and type of instrument. At June 30, 2013, the modified duration of our fixed income investment portfolio was 3.4 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.4% in the fair value of our fixed income portfolio. For an upward shift in the yield curve, the fair value of our portfolio would decrease and for a downward shift in the yield curve, the fair value would increase. See Note 7 – “Investments” to our consolidated financial statements for additional disclosure surrounding our investment portfolio.

At June 30, 2013, we had outstanding $82.9 million, 5.375% Senior Notes due in November 2015, with an approximate fair value of $84 million, $345 million principal amount of 5% Convertible Senior Notes outstanding due in 2017, with an approximate fair value of $355 million, $500 million principal amount of 2% Convertible Senior Notes outstanding due in 2020, with an approximate fair value of $580 million and $389.5 million principal amount of 9% Convertible Junior Subordinated Debentures due in 2063 outstanding, with an approximate fair value of $426 million. See Note 3 – “Debt” to our consolidated financial statements for additional disclosure on our debt.

See Note 11 – “Income Taxes” to our consolidated financial statements for a description of our federal income tax contingencies.

Our principal exposure to loss is our obligation to pay claims under MGIC’s mortgage guaranty insurance policies. At June 30, 2013, MGIC’s direct (before any reinsurance) primary and pool risk in force, which is the unpaid principal balance of insured loans as reflected in our records multiplied by the coverage percentage, and taking account of any loss limit, was approximately $42.1 billion. In addition, as part of our contract underwriting activities provided through a non-insurance subsidiary, that subsidiary is responsible for the quality of the underwriting decisions in accordance with the terms of the contract underwriting agreements with customers. That subsidiary may be required to provide certain remedies to our customers if certain standards relating to the quality of our underwriting work are not met, and we have an established reserve for such future obligations. These obligations have been primarily funded by contributions from our holding company and, in part, from the operations of the subsidiary. A generally positive economic environment for residential real estate that continued until approximately 2007 may have mitigated the effect of some of these costs in previous years. Historically, a material portion of our new insurance written through the flow channel has involved loans for which that subsidiary provided contract underwriting services, including new insurance written between 2006 and 2008. Claims for remedies may be made a number of years after the underwriting work was performed. We believe the rescission of mortgage insurance coverage on loans for which the subsidiary provided contract underwriting services may make a claim for a contract underwriting remedy more likely to occur. Beginning in the second half of 2009, our subsidiary has experienced an increase in claims for contract underwriting remedies, which continued throughout 2012. The related contract underwriting remedy expense was approximately $27 million, $23 million and $19 million for the years ended December 31, 2012, 2011 and 2010. The underwriting remedy expense for the six months ended June 30, 2013 was not significant. We expect to pay remedy claims in the next two years in amounts similar to what we have paid in recent years, and to fund these payments through capital contributions to MGIC and its affiliates from our holding company’s cash and investments.

Liquidity and Capital Resources

Overview

Our sources of funds consist primarily of:

•	our investment portfolio (which is discussed in “Financial Condition” above), and interest income on the portfolio,

•	net premiums that we will receive from our existing insurance in force as well as policies that we write in the future and

•	amounts that we expect to recover from risk sharing arrangements (which is discussed in “Results of Consolidated Operations – Risk sharing arrangements” above).

Our obligations consist primarily of:

•	claim payments under MGIC’s mortgage guaranty insurance policies,

•	$83 million of 5.375% Senior Notes due in November 2015,

•	$345 million of 5% Convertible Senior Notes due in 2017,

•	$500 million of 2% Convertible Senior Notes due in 2020,

•	$390 million of 9% Convertible Junior Debentures due in 2063,

•	interest on the foregoing debt instruments, and

•	the other costs and operating expenses of our business.

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

The following table summarizes our consolidated cash flows from operating, investing and financing activities:

	For the Six Months ended June 30,
	2013	2012
	(In thousands)
Total cash (used in) provided by:
Operating activities	$(508,619)	$(854,108)
Investing activities	(1,078,396)	474,561
Financing activities	1,130,854	(53,107)

Decrease in cash and cash equivalents	$(456,161)	$(432,654)

Cash used in operating activities for the first six months of 2013 was lower compared to the same period in 2012 primarily due to a decrease in losses paid, partially offset by a decrease in premiums collected.

Cash used in investing activities for the first six months of 2013 was higher compared to the same period in 2012 due to investment activity related to the proceeds from our concurrent common stock and convertible senior notes offerings in March 2013 discussed in Note 3 – “Debt” and Note 14 – “Shareholders’ Equity” to our consolidated financial statements as well as our election in the first six months of 2012 to realize gains by selling certain securities. The increase in cash provided from financing activities in the first six months of 2013, compared to the same period in 2012, was also related to these offerings.

Debt at Our Holding Company and Holding Company Capital Resources

See Note 3 – “Debt” and Note 14 – “Shareholders’ Equity” for information related to our sale of common stock and issuance of convertible senior notes in March 2013.

The senior notes, convertible senior notes and convertible debentures are obligations of MGIC Investment Corporation and not of its subsidiaries. The payment of dividends from our insurance subsidiaries, which other than raising capital in the public markets is the principal source of our holding company cash inflow, is restricted by insurance regulation. MGIC is the principal source of dividend-paying capacity.  Since 2008, MGIC has not paid any dividends to our holding company. Through 2013, MGIC cannot pay any dividends to our holding company without approval from the OCI. In connection with the approval of MIC as an eligible mortgage insurer, Freddie Mac and Fannie Mae have imposed dividend restrictions on MGIC and MIC through December 31, 2013.

At June 30, 2013, we had approximately $592 million in cash and investments at our holding company.

As of June 30, 2013, our holding company’s debt obligations were $1,317 million in par value consisting of:

•	$83 million in par value of 5.375% Senior Notes due in November 2015, with an annual interest cost of $5 million;

•	$345 million in par value of 5% Convertible Senior Notes due in 2017, with an annual interest cost of $17 million;

•	$500 million in par value of 2% Convertible Senior Notes due in 2020, with an annual interest cost of $10 million; and

•	$390 million in par value of 9% Convertible Junior Debentures due in 2063, with an annual interest cost of $35 million

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

Our holding company has no other material sources of cash inflows other than investment income. Furthermore, our holding company contributed $800 million in the first quarter of 2013, $100 million in December 2012 and $200 million in December 2011 to support its insurance operations. Any further contributions to our insurance operations or other non-insurance affiliates would further decrease our holding company cash and investments. See discussion of our non-insurance contract underwriting services under “Financial Condition” above and in Note 5 – “Litigation and Contingencies” to our consolidated financial statements.  We may also contribute funds to our insurance operations in connection with the implementation of revised mortgage insurer capital standards by the GSEs. See “Overview – Capital” above for a discussion of these capital standards.

During the second quarter of 2013 we repurchased $17.2 million of our 5.375% Senior Notes due in November 2015 at par value. In the second quarter of 2012, we repurchased approximately $70.9 million in par value of our 5.375% Senior Notes due in November 2015, at a cost of $53.1 million. We recognized $17.8 million in gains on the 2012 repurchases, which is included in other revenue on the Consolidated Statements of Operations for the three and six months ended June 30, 2012. We may from time to time continue to seek to acquire our debt obligations through cash purchases and/or exchanges for other securities. We may do this in open market purchases, privately negotiated acquisitions or other transactions. The amounts involved may be material.

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

MGIC’s separate company preliminary risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2013	2012
	(In millions, except ratio)

Risk in force - net (1)	$30,150	$30,802

Statutory policyholders' surplus	$1,468	$689
Statutory contingency reserve	22	-

Statutory policyholders' position	$1,490	$689

Risk-to-capital	20.2:1	44.7:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default and for which loss reserves have been established.

Our combined insurance companies’ preliminary risk-to-capital calculation appears in the table below.

	June 30,	December 31,
	2013	2012
	(In millions, except ratio)

Risk in force - net (1)	$35,872	$36,113

Statutory policyholders' surplus	$1,528	$749
Statutory contingency reserve	34	6

Statutory policyholders' position	$1,562	$755

Risk-to-capital	23.0:1	47.8:1

(1) Risk in force – net, as shown in the table above, is net of reinsurance and exposure on policies currently in default ($5.4 billion at June 30, 2013 and $6.5 billion at December 31, 2012) and for which loss reserves have been established.

Statutory policyholders’ position increased in the first six months of 2013, due to an $800 million capital contribution to MGIC from part of the proceeds from our March 2013 sale of common stock and issuance of convertible senior notes, partially offset by operating losses. Our risk-to-capital ratio will increase if the percentage decrease in capital exceeds the percentage decrease in insured risk.  Therefore, as capital decreases, the same dollar decrease in capital will cause a greater percentage decrease in capital and a greater increase in the risk-to-capital ratio.

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

Contractual Obligations

At June 30, 2013, the approximate future payments under our contractual obligations of the type described in the table below are as follows:

	Payments due by period
Contractual Obligations (In millions):	Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations	$3,221	$67	$214	$453	$2,487
Operating lease obligations	7	4	2	1	-
Tax obligations	18	-	-	18	-
Purchase obligations	2	1	1	-	-
Pension, SERP and other post-retirement benefit plans	174	11	27	31	105
Other long-term liabilities	3,599	1,800	1,512	287	-

Total	$7,021	$1,883	$1,756	$790	$2,592

Our long-term debt obligations at June 30, 2013 include, $82.9 million of 5.375% Senior Notes due in November 2015, $345.0 million of 5% Convertible Senior Notes due in 2017, $500 million 2% Convertible Senior Notes due in 2020 and $389.5 million in convertible debentures due in 2063, including related interest, as discussed in Note 3 – “Debt” to our consolidated financial statements and under “Liquidity and Capital Resources” above. Our operating lease obligations include operating leases on certain office space, data processing equipment and autos, as discussed in Note 19 – “Leases” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. Tax obligations consist primarily of amounts related to our current dispute with the IRS, as discussed in Note 11 – “Income Taxes.” Purchase obligations consist primarily of agreements to purchase data processing hardware or services made in the normal course of business. See Note 13 – “Benefit Plans” to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for discussion of expected benefit payments under our benefit plans.

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

Location of Risk Factors:  The risk factors are in Item 1 A of our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by Part II, Item 1 A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013 and by Part II, Item 1 A if this Quarterly Report on Form 10-Q.  The risk factors in the 10-K, as supplemented by these 10-Qs and through updating of various statistical and other information, are reproduced in Exhibit 99 to this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2013, the derivative financial instruments in our investment portfolio were immaterial. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer and type of instrument. At June 30, 2013, the modified duration of our fixed income investment portfolio was 3.4 years, which means that an instantaneous parallel shift in the yield curve of 100 basis points would result in a change of 3.4% in the market value of our fixed income portfolio. For an upward shift in the yield curve, the market value of our portfolio would decrease and for a downward shift in the yield curve, the market value would increase.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer concluded that such controls and procedures were effective as of the end of such period. There was no change in our internal control over financial reporting that occurred during the second quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In our Form 10-K for the year ended December 31, 2012, we reported that we are named as a defendant in various purported class action cases naming various mortgage lenders and mortgage insurers as defendants. The complaints in those cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the mortgage insurer defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. A complaint, originally filed December 9, 2011 in the U.S. District Court for the Central District of California, was dismissed by that District Court on May 7, 2013. The Plaintiffs in that case filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit on June 5, 2013 seeking to overturn the District Court’s dismissal. Another complaint, which was originally filed October 3, 2012 in the U.S. District Court for the Central District of California, was dismissed by that District Court on June 19, 2013. The Plaintiffs in that case filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit on July 2, 2013 seeking to overturn the District Court’s dismissal. Both of the aforementioned appeals are pending.

In our Form 10-K for the year ended December 31, 2012, we reported that the Consumer Financial Protection Bureau (“CFPB”) had been investigating captive mortgage reinsurance premium ceding practices by private mortgage insurers and that we received a Civil Investigative Demand from the CFPB in June 2012. On April 5, 2013, the U.S. District Court for the Southern District of Florida approved a settlement with the CFPB that concludes the investigation with respect to MGIC without the CFPB making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million and the court issued an injunction prohibiting MGIC from violating any provision of RESPA.

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

On April 19, 2013, MGIC entered into separate settlement agreements with BANA and CHL, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission and denial practices. These settlement agreements (the “Agreements”), including consents and approvals that must be obtained before they are implemented, are described in our Form 8-K filed with the SEC on April 25, 2013. The Agreements are also filed as exhibits to that Form 8-K, although certain portions of the Agreements are redacted and covered by a confidential treatment request that has been granted. While there can be no assurance that the Agreements will be implemented, we have determined that their implementation is probable.

On May 9, 2013, we were advised that the arbitration panel stayed the arbitration proceedings between the parties to the Agreements until December 19, 2013.  Upon implementation of the Agreement with BANA, the pending arbitration proceedings concerning the loans covered by that Agreement will be dismissed, and the parties will provide mutual releases. Upon obtaining a specified number of consents by or on behalf of the investors in loans covered by the Agreement with CHL (“investors”) and also upon the conclusion of the period in the Agreement with CHL for obtaining consents by or on behalf of the investors, all legal proceedings will be dismissed and the parties will provide mutual releases, in each case limited as to the loans held by the investors that consent to that Agreement.

The Agreements do not resolve assertions by Countrywide that MGIC has improperly curtailed numerous insurance coverage claims. Countrywide has asserted that the amount of disputed curtailments approximates $40 million. MGIC, BANA and CHL have separately agreed to mediate this matter and to enter into arbitration if the mediation does not resolve the matter.

Item 1 A.	Risk Factors

With the exception of the changes described and set forth below, there have been no material changes in our risk factors from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as supplemented by Part II, Item I A of our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013. The risk factors in the 10-K, as supplemented by that 10-Q and this 10-Q, and through updating of various statistical and other information, are reproduced in their entirety in Exhibit 99 to this Quarterly Report on Form 10-Q.

We are involved in legal proceedings and are subject to the risk of additional legal proceedings in the future.

Consumers continue to bring lawsuits against home mortgage lenders and settlement service providers. Mortgage insurers, including MGIC, have been involved in litigation alleging violations of the anti-referral fee provisions of the Real Estate Settlement Procedures Act, which is commonly known as RESPA, and the notice provisions of the Fair Credit Reporting Act, which is commonly known as FCRA. MGIC’s settlement of class action litigation against it under RESPA became final in October 2003. MGIC settled the named plaintiffs’ claims in litigation against it under FCRA in December 2004, following denial of class certification in June 2004. Since December 2006, class action litigation has been brought against a number of large lenders alleging that their captive mortgage reinsurance arrangements violated RESPA. Beginning in December 2011, MGIC, together with various mortgage lenders and other mortgage insurers, has been named as a defendant in twelve lawsuits, alleged to be class actions, filed in various U.S. District Courts. Four of those cases have previously been dismissed by the applicable U.S. District Courts without any further opportunity to appeal and two additional cases have been dismissed by the applicable U.S. District Court but are now on appeal to the U.S. Court of Appeals. The complaints in all of the cases allege various causes of action related to the captive mortgage reinsurance arrangements of the mortgage lenders, including that the defendants violated RESPA by paying excessive premiums to the lenders’ captive reinsurer in relation to the risk assumed by that captive. MGIC denies any wrongdoing and intends to vigorously defend itself against the allegations in the lawsuits. There can be no assurance that we will not be subject to further litigation under RESPA (or FCRA) or that the outcome of any such litigation, including the lawsuits mentioned above, would not have a material adverse effect on us.

On April 5, 2013, the U.S. District Court approved a settlement with the CFPB that resolves a previously-disclosed, nearly five-year-old federal investigation of MGIC’s participation in captive reinsurance arrangements in the mortgage insurance industry. The settlement concludes the investigation with respect to MGIC without the CFPB making any findings of wrongdoing. As part of the settlement, MGIC agreed that it would not enter into any new captive reinsurance agreement or reinsure any new loans under any existing captive reinsurance agreement for a period of ten years. MGIC had voluntarily suspended most of its captive arrangements in 2008 in response to market conditions and GSE requests. In connection with the settlement, MGIC paid a civil penalty of $2.65 million and the court issued an injunction prohibiting MGIC from violating any provision of RESPA.

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

Various regulators, including the CFPB, state insurance commissioners and state attorneys general may bring actions seeking various forms of relief in connection with violations of RESPA. The insurance law provisions of many states prohibit paying for the referral of insurance business and provide various mechanisms to enforce this prohibition. While we believe our practices are in conformity with applicable laws and regulations, it is not possible to predict the eventual scope, duration or outcome of any such reviews or investigations nor is it possible to predict their effect on us or the mortgage insurance industry.

We are subject to comprehensive, detailed regulation by state insurance departments. These regulations are principally designed for the protection of our insured policyholders, rather than for the benefit of investors. Although their scope varies, state insurance laws generally grant broad supervisory powers to agencies or officials to examine insurance companies and enforce rules or exercise discretion affecting almost every significant aspect of the insurance business. Given the recent significant losses incurred by many insurers in the mortgage and financial guaranty industries, our insurance subsidiaries have been subject to heightened scrutiny by insurance regulators. State insurance regulatory authorities could take actions, including changes in capital requirements or termination of waivers of capital requirements, that could have a material adverse effect on us. As noted above, in early 2013, the CFPB issued rules to implement laws requiring mortgage lenders to make ability-to-pay determinations prior to extending credit. We are uncertain whether the CFPB will issue any other rules or regulations that affect our business. Such rules and regulations could have a material adverse effect on us.

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

Since December 2009, we have been involved in legal proceedings with Countrywide in which Countrywide alleged that MGIC denied valid mortgage insurance claims. (In our SEC reports, we refer to insurance rescissions and denials of claims collectively as “rescissions” and variations of that term.) In addition to the claim amounts it alleged MGIC had improperly denied, Countrywide contended it was entitled to other damages of almost $700 million as well as exemplary damages. We sought a determination in those proceedings that we were entitled to rescind coverage on the applicable loans. From January 1, 2008 through June 30, 2013, rescissions of coverage on Countrywide-related loans mitigated our paid losses on the order of $445 million. This amount is the amount we estimate we would have paid had the coverage not been rescinded. In addition, in connection with mediation we were holding with Countrywide, we voluntarily suspended rescissions related to loans that we believed could be covered by a settlement. As of June 30, 2013, coverage on approximately 2,650 loans, representing total potential claim payments of approximately $195 million, that we had determined was rescindable, was affected by our decision to suspend such rescissions.

On April 19, 2013, MGIC entered into separate settlement agreements with CHL and BANA, pursuant to which the parties will settle the Countrywide litigation as it relates to MGIC’s rescission practices. These settlement agreements (the “Agreements”), including consents and approvals that must be obtained before they are implemented, are described in our Form 8-K filed with the SEC on April 25, 2013. The Agreements are also filed as exhibits to that Form 8-K, although certain portions of the Agreements are redacted and covered by a confidential treatment request that has been granted. While there can be no assurance that the Agreements will be implemented, we have determined that their implementation is probable.

We are also discussing a settlement of a dispute with another customer and have also determined that it is probable we will reach a settlement with this customer. As of June 30, 2013, coverage on approximately 310 loans, representing total potential claim payments of approximately $21 million, was affected by our decision to suspend rescissions for that customer.

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

The flow policies at issue with Countrywide are in the same form as the flow policies that we use with all of our customers, and the bulk policies at issue vary from one another, but are generally similar to those used in the majority of our Wall Street bulk transactions. The settlement with Countrywide may encourage other customers to pursue remedies against us. From January 1, 2008 through June 30, 2013, we estimate that total rescissions mitigated our incurred losses by approximately $2.9 billion, which included approximately $3.0 billion of mitigation on paid losses, excluding $0.6 billion that would have been applied to a deductible. At June 30, 2013, we estimate that our total loss reserves were benefited from anticipated rescissions by approximately $0.1 billion.

Before paying a claim, we review the loan and servicing files to determine the appropriateness of the claim amount. All of our insurance policies provide that we can reduce or deny a claim if the servicer did not comply with its obligations under our insurance policy, including the requirement to mitigate our loss by performing reasonable loss mitigation efforts or, for example, diligently pursuing a foreclosure or bankruptcy relief in a timely manner. We call such reduction of claims submitted to us “curtailments.” In 2012 and the first six months of 2013, curtailments reduced our average claim paid by approximately 4.1% and 5.1%, respectively. In addition, the claims submitted to us sometimes include costs and expenses not covered by our insurance policies, such as mortgage insurance premiums, hazard insurance premiums for periods after the claim date and losses resulting from property damage that has not been repaired. These other adjustments reduced claim amounts by less than the amount of curtailments.

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

A non-insurance subsidiary of our holding company is a shareholder of the corporation that operates the Mortgage Electronic Registration System (“MERS”).  Our subsidiary, as a shareholder of MERS, has been named as a defendant (along with MERS and its other shareholders) in eight lawsuits asserting various causes of action arising from allegedly improper recording and foreclosure activities by MERS. One of those lawsuits remains pending and the other seven lawsuits have been dismissed without any further opportunity to appeal.  The damages sought in the remaining case are substantial. We deny any wrongdoing and intend to defend ourselves vigorously against the allegations in the lawsuits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on August 8, 2013.

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

99
Risk Factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as supplemented by Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2013, and through updating of various statistical and other information

101
The following financial information from MGIC Investment Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2012 and the six months ended June 30, 2013, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.